Form 10-Q
period 1994-02-27
NATIONAL SEMICONDUCTOR CORP
filed 1994-03-18
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 1994

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to ____.
Commission File Number: 1-6453

NATIONAL SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

                 DELAWARE                         95-2095071
        (State of incorporation) (I.R.S. Employer Identification Number)

2900 Semiconductor Drive, P.O. Box 58090
Santa Clara, California  95052-8090
(Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at February 27, 1994
Common stock, par value $0.50 per share            113,135,546

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.

Condensed Consolidated Balance Sheets (Unaudited)
  as of February 27, 1994 and May 30, 1993                   3

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended February 27, 1994 and February 28, 1993              4

Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the Nine Months
  Ended February 27, 1994 and February 28, 1993              5

Notes to Condensed Consolidated
  Financial Statements (Unaudited)                           6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition             10

Part II.  Other Information

Legal Proceedings                                           13

Exhibits and Reports on Form 8-K                            13

Signature                                                   14

Exhibit  11.0 -- Additional Fully Diluted Calculation
                 of Earnings Per Share                      15

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 27,       May 30,
                                                1994          1993
                                              --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                   $  335.2       $  277.4
  Short-term marketable investments               81.9           54.4
  Receivables, net                               273.8          271.5
  Inventories                                    221.1          189.6
  Other current assets                            52.7           49.4
                                               -------        -------
  Total current assets                           964.7          842.3

Property, plant and equipment                  1,704.6        1,612.3
  Less accumulated depreciation                1,093.0        1,034.9
                                               -------        -------
  Net property, plant and equipment              611.6          577.4

Long-term marketable investments                  12.9           13.9
Other assets                                      37.1           42.9
                                               -------        -------
  Total assets                                $1,626.3       $1,476.5
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   11.9       $   10.6
  Accounts payable                               152.4          193.2
  Accrued expenses                               228.2          232.0
  Income taxes                                    80.1           69.9
                                               -------        -------
  Total current liabilities                      472.6          505.7

Long-term debt                                    25.8           37.3
Deferred income taxes                             17.7           16.9
Other noncurrent liabilities                      84.7           79.2
                                               -------        -------
  Total liabilities                              600.8          639.1
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Convertible Exchangeable Preferred Stock         0.1            0.1
  Convertible Preferred Stock                      0.2            0.2
  Common stock                                    56.5           54.9
  Additional paid-in capital                     907.4          886.6
  Retained earnings (deficit)                     61.3         (104.4)
                                               -------        -------
  Total shareholders' equity                   1,025.5          837.4
                                               -------        -------
  Total liabilities and shareholders' equity  $1,626.3       $1,476.5
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      --------------------
                            Feb. 27,   Feb. 28,     Feb. 27,    Feb. 28,
                              1994       1993         1994        1993
                            --------   -------      --------    --------
Net sales                    $ 544.7    $491.5      $1,686.0   $ 1,455.8

Operating costs and expenses:
 Cost of sales                 316.3     317.7         985.8       950.1
 Research and development       62.7      57.0         191.3       167.6
 Selling, general and
  administrative                97.9      88.1         303.8       245.1
                             -------    ------      --------     -------
   Total operating costs
     and expenses              476.9     462.8       1,480.9     1,362.8
                             -------    ------      --------     -------
Operating income                67.8      28.7         205.1        93.0
Interest, net                    3.1       1.4           6.9         1.8
                             -------    ------      --------     -------
Income before income
  taxes and cumulative effect
  of accounting change          70.9      30.1         212.0        94.8
Income taxes                     7.1       3.2          35.3        10.7
                             -------    ------      --------     -------

Net income before cumulative
  effect of accounting change $ 63.8    $ 26.9      $  176.7     $  84.1
Cumulative effect of
  accounting change for years
  prior to 1994                   -        -             4.9        -
                             -------    ------      --------     -------
Net Income                    $ 63.8    $ 26.9      $  181.6     $  84.1
                             =======    ======      ========     =======

Earnings per share before
cumulative effect of
accounting change:
    Primary                    $ .48     $ .19        $ 1.34     $ .63
    Fully diluted              $ .45       n/a        $ 1.26       n/a

Earnings per share:
    Primary                    $ .48     $ .19        $ 1.38     $ .63
    Fully diluted              $ .45       n/a        $ 1.29       n/a

Weighted average shares:
    Primary                    120.8     115.6         120.1       115.0
    Fully diluted              141.7       n/a         140.8        n/a

Income used in primary
  earnings per common share
  calculation (reflecting
  preferred dividends)        $ 58.5   $  21.6      $  165.7     $  72.3


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Nine Months Ended
                                                  --------------------
                                                  Feb. 27,     Feb. 28,
                                                   1994         1993
                                                  --------     -------
OPERATIONS:
Net Income                                        $ 181.6      $  84.1
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     126.1        118.8
  Cumulative effect of accounting change             (4.9)          -
  Loss (gain) on sale of investment                  (2.2)         5.7
  Other, net                                         (1.4)         0.3
  Changes in certain assets and liabilities, net:
    Receivables                                       2.0        (64.6)
    Inventories                                     (27.0)         4.3
    Other current assets                             (2.3)        (6.6)
    Accounts payable and accrued expenses           (40.8)       (56.0)
    Current and deferred income taxes                11.0          6.9
    Other noncurrent liabilities                      5.5         (2.2)
                                                  --------     -------
Net cash provided by operating activities           247.6         90.7
                                                  --------     -------
INVESTING:
Purchases of property, plant and equipment         (158.9)      (136.0)
Proceeds from the sale of property,
   plant and equipment                                 -           5.7
Proceeds from the sale of marketable investments    462.6          5.8
Purchase of marketable investments                 (489.1)       (49.1)
Proceeds from sale of investments                     7.7           -
Purchases of investments and other, net              (6.4)        (2.7)
                                                  --------     -------
Net cash used by investing activities              (184.1)      (176.3)
                                                  --------     -------
FINANCING:
Proceeds from issuance of debt                        1.9         20.2
Repayment of debt                                   (12.1)       (17.2)
Change in collateral deposits and restricted cash      -          20.9
Issuance of common stock under
  employee benefit plans                             20.4         14.3
Issuance of preferred stock, net                       -         167.0
Payment of preferred dividends                      (15.9)       (11.8)
                                                  --------     -------
Net cash provided (used) by financing activities     (5.7)       193.4
                                                  --------     -------
Net change in cash and cash equivalents              57.8        107.8
Cash and cash equivalents at beginning of period    277.4        138.3
                                                  --------     -------
Cash and cash equivalents at end of period        $ 335.2      $ 246.1
                                                  ========     =======

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as discussed in Note 2 and Note 3), necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the year ended May 30, 1993.
     Effective beginning fiscal 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits other than Pensions" ("FAS 106"), the adoption of which did not have a material impact on the Company's financial statements.

Note 2.  Results of Operations
Results of operations for the first nine months of fiscal 1994 include accrued costs of centralizing sales and logistics facilities within the Company's international business regions of $10.3 million (all recorded in the first half of 1994) and net intellectual property income of $7.4 million ($5.3 million in the third quarter). Operating results for the first nine months of fiscal 1993 include net intellectual property income of $40.0 million ($8.3 million in the third quarter), and accrued costs of centralizing sales and logistics facilities within the Company's international business regions of $9.1 million (all accrued in the second quarter).

Note 3.  Change in Accounting
Effective beginning fiscal 1994, the Company changed its method of accounting to include certain costs in inventory which were previously charged directly to cost of sales as incurred. These costs consist primarily of product engineering, quality assurance and reliability, and production control and logistics. The Company believes that this change is preferable in the circumstances because it more closely matches inventory costs with net sales and more closely aligns the Company with industry practices. The cumulative effect of this change on years prior to fiscal 1994 of $4.9 million is reflected in the Condensed Consolidated Statement of Operations for the nine months ended February 27, 1994. The impact of the change on net income before the cumulative effect of the accounting change in the third quarter and first nine months of fiscal 1994 and the proforma effect on net income for the comparable periods of fiscal 1993 under the new method of accounting were immaterial.
     In addition, effective beginning fiscal 1994, the Company reclassified certain period expenses from cost of sales to research and development expense or selling, general and administrative expense. The amounts presented in prior period statements of operations have been reclassified to conform with the fiscal 1994 presentation. For the third quarter of fiscal 1993, the effect of the reclassification was to decrease cost of sales by $21.0 million, or 4.3 percent of sales, and to increase research and development and selling, general and administrative expenses by $6.9 million and $14.1 million, or 1.4 percent and 2.9 percent of sales, respectively.

For the first nine months of fiscal 1993, the effect of the reclassification was to decrease cost of sales by $63.9 million, or 4.4 percent of sales, and to increase research and development and selling, general and administrative expenses by $20.9 million and $43.0 million, or 1.4 percent and 3.0 percent of sales, respectively. For the fourth quarter of fiscal 1993, the effect of the reclassification was to decrease cost of sales by $17.4 million, or 3.1 percent of sales, and to increase research and development and selling, general and administrative expenses by $6.0 million and $11.4 million, or 1.1 percent and 2.0 percent of sales, respectively. Net income was not impacted in any period by the reclassifications.

Note 4.  Accounting for Income Taxes
Effective beginning fiscal 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). FAS 109 requires that deferred liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred taxes is reduced, if necessary, by a valuation allowance. The cumulative effect of adopting FAS 109 is not material to the consolidated financial statements. Income tax expense for the first nine months of fiscal 1994 is not materially different under FAS 109 than it would have been under the Company's previous method of accounting under Financial Accounting Standards No. 96, "Accounting for Income Taxes" ("FAS 96"). The adoption of FAS 109 did result in the reclassification of $1.5 million of noncurrent deferred tax liabilities to income taxes payable. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1993 are presented below (in millions):

Deferred tax assets:
Reserves and Accruals                                  $ 93.3
Inventory capitalization and reserves                    17.9
Capitalized assets and other assets                      18.4
Capitalized R&D - state                                   5.7
Loss carryovers and other allowances - foreign           81.6
Net operating loss carryovers - Federal                  22.1
	Net operating loss carryovers - state                     2.6
General business tax credit carryovers - Federal         81.0
Foreign tax credit carryovers                             9.0
AMT credit carryovers                                     5.0
                                                        -----
     Total gross deferred tax assets                    336.6
     Less valuation allowance                          (322.1)
                                                        -----
     Net deferred tax assets                           $ 14.5
                                                        -----
Deferred tax liabilities:
Capital allowances - foreign                           $(24.0)
Other liabilities                                        (5.9)
                                                        ------
     Total gross deferred tax liabilities              $(29.9)
                                                        ------
     Net deferred tax liabilities                      $(15.4)
                                                        ======

	  Of the total valuation allowance for deferred tax assets, $7.5 million of subsequently recognized tax benefits attributable to employee stock option exercises will be allocated to additional paid-in capital rather than to income tax benefit.

   As of May 31, 1993, the Company had available for federal tax reporting purposes net operating loss carryovers of approximately $65 million and research and investment tax credit carryovers of approximately $81 million. The loss carryovers and credit carryovers expire through fiscal years 2007 and 2008, respectively. The Company also has operating loss carryovers in certain non-U.S. jurisdictions.
    The U.S. Internal Revenue Service ("IRS") examinations of National's U.S. federal income tax returns for fiscal years 1976-1982 resulted in the issuance of deficiency notices during fiscal 1989 and 1990 seeking additional taxes amounting to approximately $76 million (exclusive of interest). National filed petitions with the United States Tax Court contesting the deficiency notices and the cases were consolidated for trial. National and the IRS subsequently settled all issues for fiscal years 1976 through 1982 except for intercompany product transfer prices. This settlement reduced the additional taxes being sought to approximately $52 million (exclusive of interest). Trial in the case was held in February 1993, briefs were filed in June 1993 and rebuttal briefs were filed in August 1993; however, the Company is not able to predict when a decision will be rendered. As a result of the length of time which has elapsed since the fiscal years in question as well as the effect of compounding, the amount of any total liability ultimately owed would be a multiple of the amount of the underlying additional tax. The Company's tax returns for fiscal 1983 through 1989 have been under examination by the IRS and the Company expects the IRS to raise similar issues. In January 1994, the Company and the IRS settled all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing, without the payment of additional federal tax. This result will be affected, however, by certain net operating loss carryovers and credits which will not be determined until a final decision in the litigation pending in the United States Tax Court is rendered. The Company's tax returns for fiscal years 1986 through 1989 are still under examination by the IRS. The Company believes the amounts paid or accrued are adequate.

Note 5.  Components of Inventories
The components of inventories were (in millions):
                                                 Feb. 27,   May. 30,
                                                   1994       1993
                                                  ------     ------
Raw materials                                    $  22.3    $  24.6
Work in process                                    127.9      117.7
Finished goods                                      70.9       47.3
                                                 -------     ------
     Total inventories                           $ 221.1   $  189.6
                                                  ======     ======

See Note 3 for discussion of a change in accounting effective beginning fiscal 1994.

Note 6. Supplemental disclosure of cash flow information
(in millions)                                      Nine Months Ended
                                                  --------------------
                                                  Feb. 27,     Feb. 28,
                                                   1994         1993
                                                 --------     -------
Cash paid during the period for:
  Interest expense                                $  2.6       $ 2.3
  Interest payment on state tax settlement        $ 12.2       $  -
  Income taxes                                    $ 20.6       $ 1.7
Noncash items:
  Issuance of stock for employee benefit plans     $ 2.0       $  -
  Increase in inventory due to cumulative
     effect of accounting change                   $ 4.9       $  -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS Sales for the three months ended February 27, 1994, were $544.7 million, an increase of 10.8 percent from sales of $491.5 million for the three months ended February 28, 1993. Net income for the third quarter of fiscal 1994 was $63.8 million as compared to net income of $26.9 million for the third quarter of fiscal 1993. Net income of $181.6 million for the first nine months of fiscal 1994 includes a $4.9 million gain (all in the first quarter)due to the cumulative effect of a change in accounting to include certain costs in inventory which were previously expensed as incurred (see Note 3). Net income for the comparable nine month period in fiscal 1993 was $84.1 million.

Sales The sales increase in the third quarter of fiscal 1994 as compared to fiscal 1993 was primarily due to the Company's Standard Product Group ("SPG"), with the primary increases coming from higher average sales prices in both the Analog division and Data Management division coupled with increased volume in the Analog division. Overall, sales in the Company's Communications and Computing Group ("CCG") decreased from the comparable quarter in fiscal 1993. The primary factor affecting this decline was a reduction in local area networking product sales caused by both decreased volume and selling prices for the three month comparable period. The Wide Area Network division, however, had both increased volume and selling prices in fiscal 1994 over the comparable three month period in fiscal 1993.

Sales for the nine months ended February 27, 1994 were $1,686.0 million, an increase of 15.8 percent from sales of $1,455.8 million in the same period last year. Sales increased significantly compared to the first nine months of fiscal 1993 in the Analog division and the Data Management divisions of SPG, due to both increased unit sales and increased average selling prices. Sales also increased compared to the first nine months of fiscal 1993 in CCG. The sales increase was attributable primarily to increases in sales of the Embedded Systems and the Wide Area Network divisions, offset partially by a decrease in local area networking product sales which was due to declining prices as well as reduced volume.

Gross Margin Gross margin in the third quarter of fiscal 1994 was $228.4 million, or 41.9 percent of sales, an improvement from 35.4 percent in the same period last year, as reclassified (See Note 3). Gross margin in the nine months ended fiscal 1994 was $700.2 million, or
41.5 percent of sales, an improvement from $505.7 million, or 34.7 percent of sales, over the same period of last fiscal year, as reclassified. The improvement, in both the third quarter and nine month period in fiscal 1994, was primarily attributable to increased prices as well as a shift in product mix, coming primarily from Analog intensive and Data Management division products in SPG. In CCG, overall margins have increased for the comparable three and nine month periods, with the primary increases coming from the Embedded Systems division which were partially offset by margin declines in local area networking products.

Research and Development Third quarter research and development ("R&D") expenses were $62.7 million, or 11.5 percent of sales, compared to $57.0 million, or 11.6 percent of sales, for the third quarter of 1993. R&D expenses were $191.3 million and $167.6 million, or 11.3 percent and
11.5 percent of sales, for the nine months ended February 27, 1994 and February 28, 1993 respectively. The Company continues to focus efforts on analog intensive, communications, and personal system products. Expenditures in the third quarter and first nine months of fiscal 1994 compared to fiscal 1993 have increased in these areas of focus.

Selling, general and administrative For the third quarter ended February 27, 1994, selling, general and administrative ("SG&A") expenses were $97.9 million compared to $88.1 million for the third quarter of fiscal 1994. SG&A expenses for the third quarter of 1994 include a net benefit of $5.3 million from net intellectual property income. SG&A expenses for the third quarter of fiscal 1993 include a net benefit of $0.4 million, consisting of $8.3 million of intellectual property income, partially offset by a charge of $4.7 million from a write down of an equity investment and $3.2 million in legal expenses incurred in
connection with a tax dispute.   Exclusive of these items, SG&A expenses
for the third quarter of fiscal 1994 were $103.2 million, or 18.9 percent of sales compared to $88.5 million, or 18.0 percent of sales for the third quarter of fiscal year 1993. SG&A expenses, having remained relatively constant as a percentage of sales, increased in absolute dollars. This increase is primarily due to increased costs for marketing and advertising, and increased costs for certain employee benefit plans, including increased contributions to employee retirement and savings programs.
     For the nine months ended February 27, 1994, SG&A expenses were $303.8 million compared to $245.1 million for the first nine months of fiscal 1993. SG&A expenses for the first nine months of fiscal 1994 include a net charge of $0.7 million, consisting of a charge of $10.3 million for consolidation of sales and marketing facilities in the Company's international business regions, net intellectual property income of $7.4 million and a gain on a sale of an investment of $2.2 million. SG&A expenses for the first nine months of fiscal 1993 include a net benefit of $17.0 million, consisting of $40.0 million of intellectual property income, partially offset by a charge of $9.1 million relating to the consolidation of sales and marketing facilities, $9.2 million in legal expenses incurred in connection with a tax dispute
and $4.7 million for the write off of an investment.   Exclusive of
these items, SG&A expenses for the first nine months of fiscal 1994 were $303.1 million, or 18.0 percent of sales, compared to $262.1 million, or
18.0 percent of sales, for the comparable period in fiscal 1993. The increase in SG&A expenses in absolute dollars is primarily due to increased costs for marketing and advertising, and increased costs for certain employee benefit plans, including increased contributions to employee retirement and savings programs.

Interest Income and Interest Expense   Net interest income for the three
and nine months ended February 27, 1994, was $3.1 million and $6.9 million, respectively, compared to $1.4 million and $1.8 million for the respective periods of fiscal 1993. Interest income has increased due primarily to higher average cash and investment balances in the third quarter and nine months of fiscal 1994 as compared to the same periods of fiscal 1993. Interest expense decreased due to lower average outstanding debt balances in the first nine months of fiscal 1994 as compared to the same period of fiscal 1993.

Income Tax Expense Income tax expense for the first nine months of fiscal 1994 was $35.3 million, or 16.7 percent of income before taxes, compared to $10.7 million, or 11.3 percent of income before taxes for the comparable period of fiscal 1993. In the third quarter of fiscal 1994, the Company revised the estimated effective tax rate for fiscal 1994 to 15 percent on an annualized basis as compared to the previous estimate of 20 percent on an annualized basis. The reduction is primarily due to a change in operating performance among geographic regions, which resulted in an increased utilization of net operating loss carryovers. While the Company has reduced the effective rate for fiscal 1994, the current effective tax rate is higher than that in the comparable period in fiscal 1993 primarily due to the expected exhaustion of certain net operating loss carryovers in fiscal 1994.

FINANCIAL CONDITION
The Company's cash and cash equivalent balance as of February 27, 1994 was $335.2 million. Operating activities for the first nine months of fiscal 1994 provided $247.6 million in cash, as compared to $90.7 million for the equivalent period of the prior year. The primary change in cash from operations came from net income of $181.6 million for the nine months ended February 27, 1994 as compared to $84.1 million for the comparable period of fiscal 1993. Cash used for investing activities was $184.1 million, which included $158.9 for the purchase of property, plant, and equipment. The Company's capital expenditures in the first nine months of fiscal 1994 were directed towards process improvements and modernization of existing plants, and continued expansion of its Arlington, Texas; South Portland, Maine; and Greenock, Scotland facilities. Financing activities used a net of $5.7 million in cash, consisting primarily of repayment of debt of $12.1 million, payment of preferred stock dividends of $15.9 million, offset partially by $20.4 million of proceeds received from the issuance of common stock under employee benefit plans. Management believes that existing cash and investment balances, and existing lines of credit, together with cash provided by operations, will be sufficient to fund anticipated capital expenditures and other investing and financing activities through the immediately foreseeable future.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- -------------------------
  See information provided in Note 4 concerning the Company's tax litigation matters in the Condensed Consolidated Financial Statements which information is incorporated herein by reference.

  By letter dated January 6, 1994, the Company was notified by the California Department of Toxic Substances Control ("DTSC") of a Report of Violation ("ROV") listing 39 violations arising out of inspections of certain facilities and operations of the Company located in Santa Clara, California and the DTSC's further review of information obtained during the inspections. The deficiencies cited may be described as violations of various provisions of the California Health and Safety Code and the California Code of Regulations relating to the record keeping for and the handling, treatment, storage and disposal of hazardous products and wastes. The Company is working to correct the deficiencies noted in the ROV. Although the Company has not yet received any notification that the state is seeking monetary sanctions connected with the ROV, the Company does expect that if the state does institute proceedings seeking monetary sanctions, the amount involved may exceed $100,000 (the amount specified in Instruction 5 C to Item 103 of Regulation S-K of the Securities and Exchange Commission) but will not have a material adverse effect on the Company's financial position.



Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits
      --------
     10.1   License agreement with Wave Systems Corporation.

     10.2   Management Contract or compensatory plan or Arrangment:
            Airplane Use Agreement with Gilbert F. Amelio dba
            Aero Ventures

     11.0   Additional Fully Diluted Calculation of Earnings
             Per Share

(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K were filed during the fiscal quarter ended February 27, 1994.

SIGNATURE
- ---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION




Date:  March 18, 1994                /s/DONALD MACLEOD
                                     ----------------------------------
                                     Donald Macleod
                                     Senior Vice President, Finance
                                     Signing on behalf of the registrant
                                     and as principal financial officer

Exhibit 10.1

                     LICENSE AGREEMENT

     THIS AGREEMENT is made as of August 31, 1993, between WAVE SYSTEMS CORP., a Delaware corporation with offices at 885 Third Avenue, 26th Floor, New York, New York 10022 ("Wave"), and NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation with offices at 2900 Semiconductor Drive, P.O. Box 58090, Santa Clara, California 95052-8090 ("NSC").

A. Wave is engaged in a system for the distribution, metering and retrieval of encrypted computer readable information.

B. NSC is proposing to develop a semiconductor chip or chipset that controls the decryption and metering functions of such system.

C. In order to aid the development of such chip or chipset, Wave desires to provide and NSC desires to obtain access to and the right to use certain related technology owned by and/or licensed to Wave and, accordingly, NSC desires to receive from Wave, and Wave desires to grant to NSC, a license to use such technology for the purposes and on the terms set forth herein.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, and other good and valuable consideration the receipt and sufficiency of which is hereby acknowledged, the parties hereby agree as follows:


                             ARTICLE I.
                            DEFINITIONS

     As used herein:

     Allocable NSC Revenue shall mean all revenue that is derived by NSC from the sale, lease or other disposition of NSC Chips or Metering Boards or other semiconductor chips or board products that implement the decryption or metering functions of Wave Technology, which NSC Chips, Metering Boards or other chips or board products are used exclusively for Non-Revenue Producing Applications, less transportation, shipping and handling charges, excise and turnover taxes, customs duties, charges for credit, bad debts actually incurred and amounts paid or credited in respect of returns.

     Allocable Wave Revenue shall mean all revenue that is derived by Wave from the sale or rental of information decrypted and metered through Metering Boards designed and manufactured by or for, and sold by, NSC less transportation, shipping and handling charges, excise and turnover taxes, customs duties, charges for credit, bad debts actually incurred and amounts paid or credited in respect of returns less any portion of such revenue that is paid or payable by Wave to Consolidators or information providers.

     Bundle shall mean (i) to package information from information providers and/or Consolidators with a Metering Board and (ii) to distribute such packages either to other distribution channels or directly to the end-users of such information. Bundler and Bundling shall have corollary meanings.

     Confidential Information shall mean all information relative to the subject matter of this Agreement disclosed by one party to the other party in written and/or graphic or computer data base form and originally designated in writing by the disclosing party as Confidential Information or by words of similar import, or if disclosed orally, summarized and confirmed in writing by the disclosing party within thirty (30) days after disclosure; provided, however, that Confidential Information shall not include any information which (a) is published or otherwise made available to the public other than by a breach of this Agreement, (b) is lawfully received by one party from a third party who is not under any legal or contractual obligation to maintain the confidentiality of such information, (c) was already known by the receiving party at the time of disclosure by the other party or (d) is independently developed by one party without the use of information of the other party (other than information described in any of the foregoing clauses (i) through (iii)).

     Consolidator shall mean an entity licensed by Wave that (i) enters into agreements with various information providers for the distribution of information in encrypted form using the Wave Technology and (ii) markets a storage medium that includes such information.

     Intellectual Property Rights shall mean, with respect to either party, all industrial and intellectual property rights of such party, whether in existence now or hereafter created or acquired, including, without limitation, patents, patent applications, patent rights, trademarks, trademark applications, trade names, service marks, service mark applications, copyrights, copyright applications, computer programs and other computer software, inventions, know-how, trade secrets, proprietary processes and formulae, all source and object code, algorithms, architecture, structure, display screens, layouts, inventions, development tools and all documentation and media constituting, describing or relating to the foregoing, including without limitation, manuals, memoranda and records.

     Katznelson Patent shall mean United States Patent Number 5,010,571 and all other patents and patent applications listed under Patent I on Exhibit A attached hereto.

     Licensed Market shall have the meaning ascribed to it in the Titan
License.

     Metering Boards shall mean circuit boards, modules or other assemblies that incorporate NSC Chips and are capable of implementing the decryption and metering functions that are utilized in a Wave UMS when such circuit boards, modules or other assemblies that incorporate NSC Chips are installed in a computer or data storage device in the presence of a modem.

     Non-Revenue Producing Application shall mean any application of NSC Chips or Metering Boards or other semiconductor chips or board products that implement the decryption and metering functions of the Wave
Technology, which application does not utilize a Wave UMS.

     NSC Chips shall mean the semiconductor integrated circuit chips and chipsets designed and manufactured by or for NSC that control the decryption and metering functions necessary to utilize a Wave UMS.

     NSC Technology shall mean all Intellectual Property Rights of NSC related to the subject matter of this Agreement, including, without limitation, the Intellectual Property Rights of NSC embodied in the material described on Exhibit B attached hereto.

     Patent Co-Owner shall have the meaning ascribed to it in the Titan
License.

     Shear Patent shall mean United States Patent Number 4,977,594, and all other patents and patent applications based thereon.

     Subsidiary shall mean, with respect to any party hereto, any corporation more than fifty (50%) percent of whose outstanding shares of stock entitled to vote for the election of directors is owned, directly or indirectly, by such party during the term of this Agreement, but only so long as such ownership exists.

     Technology shall mean either the Wave Technology or the NSC
Technology.

     Titan shall mean The Titan Corporation.

     Titan License shall mean the License and Cross-License Agreement dated as of May 1, 1992, between Titan and Wave, as amended on August 31, 1993 and as the same may be further amended from time to time, and as modified by the Consent to this Agreement obtained by Wave from Titan on August 31, 1993.

     Titan Technology shall mean "the Technology," as such term is defined in the Titan License.

     UMS shall mean a Usage Management System, which system serves as the central processing point for (i) usage, payment and other data collection from Metering Boards, (ii) security management and distribution of decryption keys to Metering Boards and (iii) end-user payments and payments to providers of information to end-users.

     Wave Operating System Software shall mean the software that is required to facilitate the communication of decryption keys and transaction and credit information between a Metering Board and a Wave UMS.

     Wave Technology shall mean all Intellectual Property Rights of Wave related to the subject matter of this Agreement, including, without limitation, the Intellectual Property Rights of Wave embodied in the system described on Exhibit C attached hereto.

     Wave UMS shall mean any UMS owned, operated or licensed by Wave.

     Except as the context may otherwise require, all references herein to "NSC" shall mean National Semiconductor Corporation and each of its Subsidiaries and all references herein to "Wave" shall mean Wave Systems Corp. and each of its Subsidiaries.


                            ARTICLE II.
                        LICENSE GRANT TO NSC

     A. Wave hereby grants to NSC, subject to the terms of this Agreement, a worldwide, non-exclusive, royalty-free license, without the right to sublicense except to Subsidiaries of NSC, to use the Wave Technology to design, make, have made, test, sell or otherwise dispose of NSC Chips and Metering Boards. The license granted to NSC hereby shall not include the right to provide the decryption keys utilized by the Wave UMS to any party.

     B. Wave hereby grants to NSC, subject to the terms of this Agreement, a worldwide, non-exclusive, royalty-bearing license, without the right to sublicense except to Subsidiaries of NSC, to use the Wave Technology to design, make, have made, test, sell, lease or otherwise dispose of semiconductor chips and board products used in applications that do not use or compete in any way with a Wave UMS.

     C. Wave hereby grants to NSC, subject to the terms of this Agreement, a sublicense of its rights under the Titan License for the purposes of designing, making, having made, testing, selling or otherwise disposing of NSC Chips and Metering Boards and semiconductor chips and board products used in applications that do not use or compete in any way with a Wave UMS.

     D. Notwithstanding any other provision of this Agreement, the sublicense and other rights granted by Wave to NSC hereunder with respect to the Titan Technology shall be limited to those rights that Wave has the power to grant to NSC under the terms of the Titan License, which terms are hereby incorporated herein by reference, and shall be subject to such other terms and provisions that are required to be included in or that are otherwise applicable to such grant pursuant to the terms of the Titan License. Without the prior consent of NSC, Wave shall not modify its rights under the Titan License in any manner adverse to NSC.

     E. Without the prior consent of Wave, NSC shall not use or sell NSC Chips or Metering Boards or otherwise provide them to any person, except (a) for use in applications permitted by Section 2.2 or (b) pursuant to a license that requires that all information decrypted or metered through such NSC Chips or Metering Boards containing such NSC Chips (i) be decrypted only through the use of decryption keys provided by Wave and (ii) provide usage, payment and related metering information only to a Wave UMS.

     F. NSC shall not design, manufacture or sell semiconductor chips, chipsets or board products that functionally compete with NSC Chips or a Wave UMS if such chips, chipsets and board products use or infringe the Wave Technology or the Titan Technology sublicensed pursuant to Section 2.3.

     G. In the event that NSC obtains a license or other rights under or with respect to the Katznelson Patent, NSC shall not, without the prior consent of Wave, directly or indirectly sublicense such rights to a third party for use in the operation of a UMS that competes with a Wave UMS or otherwise directly or indirectly use or permit the use by third parties of such license or other rights in the operation of such a UMS.

                            ARTICLE III.
                      LICENSE GRANT TO WAVE

     NSC hereby grants to Wave, subject to the terms of this Agreement, a worldwide, non-exclusive, royalty-free license, without the right to sublicense except to Subsidiaries of Wave, to use the NSC Technology to establish and operate Wave UMSs.


                            ARTICLE IV.
               DEVELOPMENT AND CROSS-LICENSE OF
                WAVE OPERATING SYSTEM SOFTWARE

     A. Wave and NSC shall use their reasonable best efforts and shall cooperate with each other to establish the specifications for the Wave Operating System Software, including the interface specifications necessary to facilitate communication capability between the NSC Chips and/or Metering Boards and Wave UMSs.

     B. Each party hereby grants to the other party, subject to the terms of this Agreement, a non-exclusive, royalty-free license to use the other's Technology that is incorporated into Wave Operating System Software and to sublicense such Technology as embodied in the source and object code and functional and design specifications of the Wave Operating System Software to any third party for use in designing and implementing products or services complementary to a Wave UMS.


                             ARTICLE V.
                   DESIGN AND DEVELOPMENT

     A. Wave and NSC shall, within ninety (90) days following the date hereof, develop and agree upon the functional specifications for NSC Chips and for the initial Wave UMS. Promptly thereafter, NSC shall undertake and use its reasonable best efforts to design and develop NSC Chips meeting such functional specifications and Wave shall undertake and use its reasonable best efforts to establish and place in operation the initial Wave UMS meeting such functional specifications.

     B. Both parties shall use their reasonable best efforts jointly and promptly to define the interface specifications necessary for the operation of the NSC Chips and a Wave UMS within the system described on Exhibit C attached hereto.

                            ARTICLE VI.
                     ROYALTIES AND OTHER FEES

     A. (1) Wave shall pay to NSC royalties equal to twenty percent (20%) of Allocable Wave Revenue, if any, for each calendar quarter during the term of this Agreement.

     (2) In addition to the payments in Section 6.1(a) above, Wave shall pay to NSC royalties equal to twenty percent (20%) of Allocable Wave Revenue attributable to the sale or rental of information decrypted and metered through Metering Boards Bundled by NSC, if any, for each calendar quarter during the term of this Agreement.

     (3) As an alternative to and in lieu of the royalty arrangement described in Section 6.1(a), NSC may elect to enter into a participatory arrangement with Wave with respect to any information decrypted and metered through Metering Boards designed, manufactured and sold by NSC, which participatory arrangement shall be at least as favorable to NSC as any participatory arrangement provided by Wave to any other manufacturer of Metering Boards. Wave hereby agrees to notify NSC of the terms of the first participatory arrangement that it enters into with any manufacturer of Metering Boards (other than NSC) and of the terms of any participatory arrangement that it thereafter provides to any other manufacturer of Metering Boards if the terms thereof are generally more favorable to the manufacturer than the terms of any other participatory arrangement provided by Wave to any other manufacturer of Metering Boards. Such notification shall be made within thirty (30) days following the effective date of any such arrangement. Any election by NSC under this Section 6.1(d) (a) shall be made no later than thirty
(30) days following receipt by NSC of the notification required by the preceding sentence, (b) shall be made by notice from NSC to Wave, (c) shall be effective as of the first day of the calendar quarter immediately following the calendar quarter in which such notice is received by Wave and only with respect to the sale or rental of information after such day and (d) shall include and be subject to all (and not less than all) of the terms and conditions of the participatory arrangement provided by Wave to such other manufacturer of Metering Boards.

     B. NSC shall pay to Wave royalties equal to two percent (2%) of Allocable NSC Revenue, if any, for each calendar quarter during the term of this Agreement.

     C. Each payment of royalties pursuant to this Article VI shall be made within thirty (30) days following the end of the calendar quarter with respect to which such royalties are payable, and shall be accompanied by an accounting of the revenue upon which such payment is
based, certified by an executive officer of the appropriate party as being accurate based upon the books and records of such party and calculated in accordance with this Agreement. On or before March 31 of each year, the parties shall agree upon a nationally recognized firm of public accountants, which firm shall provide a report for each party setting forth the basis upon which payments of royalties were computed during the preceding calendar year, the amount of Allocable Wave Revenue and Allocable NSC Revenue for such year and the aggregate amount of royalty payments payable during and with respect to such year. If the amount of royalties shown on such report to be due to either party exceeds the aggregate amount of payments made to such party during and with respect to such year pursuant to this Article VI, then the other party shall promptly pay such party the amount of the excess. If the aggregate amount of such payments made to either party shall exceed the amount of royalties shown to be due to such party on such report, the other party shall credit the amount of such overpayment against royalties accruing pursuant to this Article VI after the end of such year. Each party shall keep accurate records of the computation of royalties payable to the other hereunder and, with reasonable advance notice, shall make such records available to the nationally recognized firm of public accountants selected as provided above for inspection during normal business hours at the place or places where such records are customarily kept.


                             ARTICLE VII.
                          INVENTIONS

     A. All discoveries, improvements and inventions conceived in the performance of this Agreement by Wave personnel shall be the sole and exclusive property of Wave and Wave shall retain any and all rights to file at its sole discretion any patent applications thereon.

     B. All discoveries, improvements and inventions conceived in the performance of this Agreement by NSC personnel shall be the sole and exclusive property of NSC and NSC shall retain any and all rights to file at its sole discretion any patent applications thereon.

     C. All discoveries, improvements and inventions conceived in the performance of this Agreement jointly by Wave and NSC personnel shall be jointly owned. In the event of a joint invention, the parties shall mutually determine which party shall have the responsibility for preparing and filing a patent application on the invention and the parties agree that each will bear one-half of the actual out-of-pocket expenses associated with obtaining and maintaining such patent.

                            ARTICLE VIII.
                         ARBITRATION

     Any controversy or dispute between the parties under this Agreement shall be submitted to arbitration before a panel of three (3) arbitrators sitting in San Francisco, California, and operating under the auspices of the American Arbitration Association pursuant to its Commercial Rules. The majority decision of the arbitrators shall be final, binding and conclusive upon the parties and judgment may be entered thereon in any Federal or state court having jurisdiction. Unless the decision of the arbitrators shall otherwise direct, (1) the parties shall bear equally the costs and expenses of arbitration, (2) the party against whom the arbitrators decide shall bear the reasonable expenses (including, without limitation, travel, food and lodging expenses) incurred by the other party and such party's counsel, technical advisors and expert witnesses as a consequence of such arbitration taking place in San Francisco, California, and (3) each party shall bear the professional fees of its own counsel, technical advisors and expert witnesses. The parties shall proceed with any arbitration hereunder expeditiously and shall use their reasonable best efforts to conclude any such arbitration proceeding in order that a decision may be rendered within ninety (90) days from the service of the demand for arbitration by the initiating party.


                             ARTICLE IX.
                        CONFIDENTIALITY

     Each party shall maintain the Confidential Information (including, without limitation, Confidential Information contained in the Wave Technology and the NSC Technology) of the other party received by it in confidence and shall use such Confidential Information only for the purposes contemplated by this Agreement. Each party shall take all reasonable steps that are necessary to protect against the unauthorized disclosure and use of Confidential Information of the other party received by it with the same care and diligence generally exercised by the receiving party with respect to its own information of like importance. Notwithstanding the foregoing, this provision shall not be construed to restrict the disclosure of information which is required by law to be disclosed by such party; provided, however, that the party required by law to make such disclosure shall give the other party as much prior notice of its obligation to disclose as is reasonably practicable. Anything contained in this Agreement to the contrary notwithstanding, the provisions of this Article IX shall survive the termination of this Agreement for a period of five years.

                            ARTICLE X.
            REPRESENTATIONS AND WARRANTIES OF WAVE

     Wave represents and warrants to NSC, as of the date of this Agreement, as follows:

     A. Wave does not have any knowledge that the Wave Technology infringes any patent or other intellectual property rights of any third party; provided, however, that Wave does not make any representation or warranty with respect to the Shear Patent.

     B. Wave has obtained and currently holds all rights necessary to grant to NSC the licenses set forth in Articles II and IV.

     C. Wave has all requisite power and authority to enter into this Agreement and to perform its obligations hereunder. The execution, delivery and performance by Wave of this Agreement and the transactions contemplated hereby have been authorized by all necessary corporate action on the part of Wave and this Agreement constitutes the valid and binding obligation of Wave, enforceable in accordance with its terms.


                            ARTICLE XI.
      REPRESENTATIONS, WARRANTIES AND COVENANTS OF NSC

     NSC represents and warrants to Wave, as of the date of this Agreement, as follows:

     A. NSC does not have any knowledge that the NSC Technology infringes any patent or other intellectual property rights of any third party; provided, however, that NSC does not make any representation or warranty with respect to the Shear Patent.

     B. NSC has obtained and currently holds all rights necessary to grant to Wave the license set forth in Articles III and IV.

     C. NSC has all requisite power and authority to enter into this Agreement and to perform its obligations hereunder. The execution, delivery and performance by NSC of this Agreement and the transactions contemplated hereby have been authorized by all necessary corporate action on the part of NSC and this Agreement constitutes the valid and binding obligation of NSC, enforceable in accordance with its terms.

     D. NSC hereby grants to Wave the right and option to purchase, and hereby agrees to sell to Wave, NSC Chips for a purchase price equal to the lowest price, if any, received by NSC from any other third-party purchaser of such Chips; provided, however, that NSC shall in no event be obligated to sell more than 5,000 units per quarter to Wave; and provided further, however, that Wave shall not have the right to resell such chips in chip-form (i.e., such chips must be sold by Wave only on boards or otherwise embodied in applications).

     E. NSC shall not, during the term of this Agreement, own or operate or contract with another party to own or operate a UMS that competes with a Wave UMS.


                            ARTICLE XII.
                       TERM AND TERMINATION

     A. The term of this Agreement shall begin on the date hereof and shall continue in effect for a period of five years (the "Initial Term"), unless terminated earlier as provided below; provided, however, that such term shall automatically be extended for an additional two-year period (the "Additional Term"), unless one party notifies the other party at least sixty (60) days prior to the end of the Initial Term that it does not wish to extend the term of this Agreement beyond the Initial Term.

     B. If either party shall at any time breach any provision of this Agreement, and such breach is not cured within thirty (30) days after notice thereof by the other party (which notice shall specify the nature of such breach), then the non-breaching party shall have the right to terminate this Agreement by giving notice of termination to the breaching party. Any such termination shall be effective on the fifteenth (15th) day following the giving of such notice.

     C. A termination of this Agreement pursuant to the provisions of this Article XII shall not relieve either party of any obligation or liability that accrued hereunder prior to such termination, or rescind or give rise to any right to rescind anything done by either party or any payment made or other consideration given to the other party hereunder prior to the time such termination becomes effective, and such termination shall not affect in any manner any rights of either party arising under this Agreement prior to such termination.

     D. EXCEPT IN THE CASE OF A BREACH OF THE PROVISIONS OF ARTICLE IX HEREOF, IN NO EVENT SHALL EITHER PARTY BE LIABLE TO THE OTHER PARTY FOR INCIDENTAL OR CONSEQUENTIAL DAMAGES OF ANY KIND OR NATURE, INCLUDING, WITHOUT LIMITATION, LOSS OF PROFITS OR

LOSS OF GOODWILL.  The parties
acknowledge that a breach by NSC of any of the provisions or limitations of Article II or Section 11.5 will cause irreparable and material loss and damage to Wave as to which Wave will not have an adequate remedy a law or in damages and that, accordingly, each party agrees that the issuance of a injunction or other equitable remedy is the appropriate remedy for any such breach.


                            ARTICLE XIII.
                       SALE OR ASSIGNMENT

     Neither party may, without the prior consent of the other party, assign or transfer this Agreement or any or all of its rights or obligations hereunder to any person other than an Affiliate of such party; provided, however, that such consent shall not be required for a transfer by either party to any third party of all or substantially all of its assets or a merger of such party into, or other acquisition of such party by, such third party. If this Agreement is assigned in part or in its entirety by either party, whether or not to an Affiliate of such party, the transferee shall first provide to the other party an instrument in writing providing for the assumption by the transferee of all of the assigning party's obligations, covenants and liabilities hereunder, and, unless the other party otherwise consents, the assigning party shall not be relieved of such obligations, covenants and liabilities as a result of such assignment. The assigning party shall provide notice to the other party of any such assignment or sale not later than ten (10) days prior to such assignment or sale setting forth the identity and address of the assignee or purchaser and other terms of such assignment.


                           ARTICLE XIV.
                  MISCELLANEOUS PROVISIONS

     A. This Agreement, together with the exhibits attached hereto, sets forth the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes any and all prior agreements, understandings, promises and representations made by either party to the other with respect thereto, including, without limitation, the Confidential Disclosure Agreement dated January 27, 1993, between such parties, which Agreement shall remain in full force and effect. This Agreement may not be amended in any manner except by an instrument in writing signed by both parties hereto.

     B. In making and performing this Agreement, the parties act and shall act at all times as independent contractors and nothing contained in this Agreement shall be construed or implied to create an agency,
partnership or employer and employee relationship between Wave and NSC or between either of them and any officer or employee of the other party. At no time shall either party make commitments or incur any charges or expenses for or in the name of the other party.

     C. The invalidity or unenforceability of one or more provisions of this Agreement shall not affect the validity or enforceability of any of the other provisions hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions were omitted.

     D. This Agreement shall be construed and enforced in accordance with the laws of the State of New York without regard to principles of conflicts of laws.

     E. The failure of either party to insist, in any one or more instances, upon the performance of any of the terms, covenants or conditions of this Agreement, shall not be construed as a waiver or relinquishment of the future performance of any such term, covenant or condition, but the obligations of the other party with respect to such future performance shall continue in full force and effect.

     F. The headings of the articles and sections used in this Agreement and included for convenience only are not used in construing or interpreting this Agreement.

     G. Any notice, disclosure, consent or other communication required to be made or given to either party hereto pursuant to this Agreement shall be in writing and shall be deemed to have been given (1) if personally delivered or sent by telecopier, (2) sent by nationally-recognized overnight courier or (3) sent by registered or certified mail, postage prepaid, return receipt requested, and addressed to such party at its address set forth on the first page of this Agreement or to such other address as such party shall designate by written notice, similarly given, to the other party. Any such communication shall be deemed to have been received (a) when delivered, if personally delivered, sent by telecopier or sent by nationally-recognized overnight courier and (b) on the third business day following the date on which it is posted, if sent by mail.

     H. This Agreement may be executed in more than one counterpart, each of which shall be an original but both of which shall together constitute but one and the same instrument.

     IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first above written.


                             WAVE SYSTEMS CORP.


                             By /s/ Thomas Dilk
                             Name:  Thomas Dilk
                             Title: Chief Financial Officer


                             NATIONAL SEMICONDUCTOR CORPORATION


                             By /s/ George M. Scalise
                             Name:  George M. Scalise
                             Title: Chief Administrative Officer

                            Exhibit A

               Patents and Patent Applications


PATENT I

     1. United States Patent No. 5,010,571, issued April 23, 1991, based on Application Serial No. 07/905,775, filed September 10, 1986.

     2. Australian Patent Application No. 600763, registered December 12, 1990, based on Application No. 80247/87, filed September 8, 1987.

     3. Australian Patent No. 614693, registered January 17, 1992, based on Application No. 56802/90, filed June 5, 1990.

     4. Canadian Patent No. 1,296,104 issued February 18, 1992, based on Application No. 546,253, filed September 8, 1987.

     5. Denmark Patent Application No. 2547/88, filed May 9, 1988 - Awaiting examination.

     6. European Patent Application No. 87 906 513.4, filed April 21, 1988. Countries designated: Austria, Belgium, Switzerland and
Liechtenstein, Germany, France, United Kingdom, Italy, Luxembourg, The Netherlands, Sweden - Examination in progress.

     7. Japanese Patent Application No. 505888/87, filed September 8, 1987 - Examination requested.

     8. Norwegian Patent Application No. 88.2023, filed September 8, 1987. Awaiting examination.


PATENT II

     1. United States Patent No. 4,634,808, issued July 6, 1987 based on Application Serial No. 06/589,741, filed March 15, 1984.

     2.  Australian Patent No. 566316, registered 1988, based on
Application No. 39540/85, filed March 5, 1985.


<F1> The status of each patent and patent application set forth on this
     Exhibit A is as of May 1, 1992.

     3. Canadian Patent No. 1,225,458, issued August 11, 1987, based on Application No. 476,474, filed March 14, 1985.

     4.  Denmark Patent Application No. 850/85, filed February 25, 1985
- - Examination in progress.

     5. European Patent No. 0155762, granted July 25, 1990, based on Application No. 85300983.5, filed February 14, 1985. Countries elected:
Austria, Belgium, Switzerland, Germany, France, United Kingdom, Italy, Liechtenstein, Luxembourg, Netherlands, Sweden.

     6. Japanese Patent Application No. 330725/88, filed December 27, 1988. Examination in progress.

      7. Norwegian Patent No. 166909, granted September 11, 1991, based on Application No. 85,0986, filed 3/13/85.

                           Exhibit B



                NSC Intellectual Property Rights


NSC's implementation of any of the following:

     (a)  Rental of software;

     (b) Software architectures for implementing remote metering devices;

     (c)  Programmable architectures for secured chips;

     (d) Design techniques and architectures for secured semiconductors;

     (e) Market strategies for horizontal markets such as Pcs and workstations;

     (f) Chip designs, maskworks, fabrication and testing methods of highly secured semiconductor devices;

     (g)  Application and Built In Self Test Firmware for secured chips;
and

     (h) User software which executes on Pcs and Workstations for interfacing with the user and the secured metering boards to implement remote encrypted information transactions, including various APIs, INITS and other Device Level drivers which interface to commercially available operating systems and applications programs as well as Wave's UMS.

                                 Exhibit C


                Wave Intellectual Property Rights


     Wave Intellectual Property Rights are embodied in a system that manages and monitors the flow of computer readable information from the creator or provider of such information to an end-user. The system includes the ability to market, rent, license or sell defined units of information, to monitor use of such units, and to carry information and payment therefor between providers and end users of such information. It includes the following elements:

     (i) A highly secure information metering system to permit remote release of encrypted information to a computer system, utilizing the methodology of the Katznelson Patent;

     (ii) A secure method for transmitting encrypted keys from a UMS to the customer computer system for decryption of the information, using the methodology of the Katznelson Patent;

     (iii) A secure method for transmitting encrypted usage information from the meter to a UMS, or through a UMS to a secure repository for usage information;

     (iv) Methods and protocols for marketing, selling, licensing and/or renting, and for providing or restricting access to, information through the meter; and

     (v) A UMS which includes communication protocols for the meter to communicate with its host computer system and the UMS and an architecture that permits the management of encryption keys and the usage information concerning the sale or rental transactions to be maintained securely and separately from the transaction processing system that carries out the credit card or other type of transaction, and permits flexible assignment of the various functions to various organizations.

                           Exhibit 10.2

                     AIRPLANE USE AGREEMENT


     This Airplane Use Agreement ("Agreement") is made, entered into and effective as of the 28th day of September, 1993, by and between National Semiconductor Corporation, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, CA 95051 (the "Company") and Gilbert F. Amelio, dba Aero Ventures, 13416 Middle Fork Lane, Los Altos Hills, CA 94022 ("Amelio").

                            RECITALS


     WHEREAS, the Company and Amelio first entered into a Letter
Agreement dated July 15, 1991 ("Letter Agreement") which, inter alia, reimbursed Amelio for the business use of his personal airplane; and

     WHEREAS, Amelio has replaced the airplane covered by the Letter Agreement and the facts and circumstances surrounding the use of the airplane have changed; and

     WHEREAS, the Parties want to terminate the Letter Agreement and enter into a new agreement;

     NOW, THEREFORE, the Parties hereto agree as follows:

     1. RECITALS. The Recitals hereinabove are made a part of the Agreement.

     2.  AIRPLANE.	Amelio represents and warrants that he is the
sole owner of the airplane described in Exhibit A (the "Airplane").

     3. SCOPE OF AGREEMENT. This Agreement relates to the use of the Airplane by either the Company or Amelio for Company business travel and not to any other use of the Airplane. Both the Company and Amelio shall be permitted to use the Airplane for travel on Company business when such use is appropriate and is specified on a Travel Authorization approved prior to the commencement of travel in accordance with the Company's applicable Corporate and Finance Policies ("Authorized Business Use"). Amelio's use of the Airplane in connection with his performance of services for the Company shall be limited to Authorized Business Use.

     4. CONSIDERATION. Whenever the Airplane is used by either the Company or Amelio for an Authorized Business Use, the Company will pay
to Amelio the sum of $800 per hour for actual Authorized Business Use flying time based on the Airplane's log book. The $800.00 rate per hour has been determined to be the present fair market value which, as such, shall be subject to annual review. The Company shall pay directly all other direct costs associated with the Airplane, including but not limited to, co-pilot costs when co-pilots are used, parking and landing fees, fees of fixed base operations, fuel and lubricant costs, maintenance parts and labor expenses, supply expenses and pilot travel expenses. The Company shall also assume responsibility for employment of one co-pilot and payment for hangar rental at the San Jose, California airport and the Company's insurance costs. Since the Company will be directly responsible for these direct and fixed costs and the Parties recognize that it will be difficult to allocate Amelio's responsibility for these costs when associated with his personal use of the Airplane, the Parties agree that Amelio will pay to the Company the sum of $820.00 per hour for actual flying time based on the Airplane's log book that is associated with Amelio's use of the Airplane for uses other than Authorized Business Uses.

     The Company will also reimburse Amelio for the reasonable costs of instruction, plus $800.00 per hour for actual flying time on the Airplane, required to maintain currency and proficiency, together with the reasonable cost of medical examinations required by the FAA and/or Company regulations. Payment and/or reimbursement to Amelio shall be made upon submission and approval for payment of written expense reports documenting such expenses. Payments and reimbursements hereunder shall constitute the extent of the Company's obligation to pay Amelio for costs of maintenance, depreciation, insurance, operation and any and all other expenses related to or occasioned by Authorized Business Use of the Airplane.

     5. OPERATION OF THE AIRPLANE. Amelio will operate the Airplane at all times in compliance with the Company's operating procedures and restrictions and any and all Federal, state or local laws and regulations applicable to the operation of the Airplane or private aircraft in general. Without limiting the generality of the foregoing:

     a. Amelio agrees not to use a Special VFR request for clearance out of an Airport Control Zone when the official weather is reported as requiring IFR; and

     b. Amelio agrees to report all accidents or incidents (i) to the nearest FSDO office within the time limit stipulated by Federal Air
Regulations, (ii) to the appropriate insurance representatives, and
(iii) to the Company's General Counsel.

     6. PASSENGERS. Amelio understands and agrees that as a general policy, he will not carry as passengers on Authorized Business Use any persons who are not Company employees. To the extent there are legitimate business purposes for exceptions, Amelio will carry such passengers only if they have each executed and filed with the Company's General Counsel a release, in form and substance approved in writing by the Company's General Counsel, releasing the Company from any and all liability arising out of such passenger accompanying Amelio on the Airplane in connection with an Authorized Business Use.

     7. INDEMNITY. Amelio hereby agrees to indemnify and hold harmless the Company, its directors, officers, employees and other agents (collectively, "the Indemnitees") against and from any and all liabilities, claims, demands, losses, costs and expenses of any kind or nature whatsoever which may be asserted against or suffered or incurred by the Indemnitees or any of them arising out of or in connection with Amelio's ownership, operation or use of the Airplane whether for Authorized Business Use or any other purpose and whether in accordance with or in breach of this Agreement. The foregoing indemnity is specifically intended to apply whether or not any such liability, claim, demand, loss, cost or expense may to any extent have arisen out of or been based upon the negligence or claimed negligence of Amelio or any of the Indemnitees. This indemnity shall survive any expiration or cancellation of this Agreement.

     8. TERM. This Agreement shall become effective as of September 28, 1993, subject to approval by the Board of Directors of the Company and shall continue thereafter for a period of one year, subject to renewal as agreed to by the Parties. This Agreement may be cancelled earlier by operation of its terms or cancelled by the Company upon notice to Amelio for reasonable cause, which reasonable cause shall include but not be limited to (i) any breach of Amelio's obligations under this Agreement, or (ii) the payment to Amelio by the Company under this Agreement of a net sum exceeding $225,000 in any 12-month period.

     9. AMENDMENTS. This Agreement, including those referenced rules and policies, evidences the understanding between the Company and Amelio with respect to use of the Airplane for Company business. It supersedes and replaces all prior agreements and understandings, written or oral, including the Letter Agreement, and may be amended only by a written instrument of comparable formality.

     10.  CONSENT OF SPOUSE.  Charlene Amelio, wife of Gilbert F.
Amelio, consents and agrees to the terms and conditions contained herein.

     11. GOVERNING LAW. This Agreement shall be governed by and construed and enforced in accordance with the laws of the State of California.




                                          /s/ GILBERT F. AMELIO
                                          Gilbert F. Amelio dba
                                          Aero Ventures



                                          /s/ CHARLENE AMELIO
                                          Charlene Ameilio

Accepted and agreed to
NATIONAL SEMICONDUCTOR CORPORATION



By /s/ JOHN M. CLARK III        _
   John M. Clark III
    Senior Vice President, General
    Counsel and Secretary

                             EXHIBIT A


                             AIRPLANE


Aircraft Type:  Cessna Citation II

Registration No:  N550AV

Serial No.:  550-0364

Owner:  Gilbert F. Amelio

Exhibit 11.0
Page 1 of 1

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE (Unaudited) (in millions, except per share amounts)


                              Three Months Ended     Nine Months Ended
                              ------------------    ------------------
                               Feb. 27,  Feb. 28,   Feb. 27,  Feb. 28,
                                 1994     1993 (1)    1994      1993 (1)
                               -------    ------    -------    --------
Net Income                     $ 63.8    $ 26.9    $ 181.6    $  84.1

Number of shares:
Weighted average common
  shares outstanding            112.1     107.5      111.3      106.9

Net additional shares
  issuable from exercise
  of options                      9.2       8.2        9.1        8.2

Shares issuable from
  assumed conversion
  of preferred shares            20.4      20.4       20.4       14.4
                               -------    ------    -------    --------
Weighted average common
  shares outstanding
  assuming exercise or
  conversion of all
  potentially dilutive
  securities                    141.7      136.1      140.8      129.5
                               =======    ======     ======    ========


Income per share
  assuming exercise or
  conversion of all
  potentially dilutive
  securities                  $    .45   $   .20    $ 1.29    $    .65
                               =======    ======     =====     ========

(1)  This calculation is submitted in accordance with Regulation S-K
Item 601(b)(11) although it is contradictory to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result for the three and nine months ended February 28, 1993.

     	The status of each patent and patent application set forth on this Exhibit A is as of May 1, 1992.