Form 10-K/A
period 1993-05-30
NATIONAL SEMICONDUCTOR CORP
filed 1994-03-23
CIK 70530

THIS IS AN AMENDMENT TO THE NATIONAL SEMICONDUCTOR 10K 1993 FILED ON AUGUST 9, 1993 AT 4:40:51PM EASTERN TIME. THE ASSESSION FOR THIS FILING WAS 0000070530-93-000018. THIS AMENDMENT IS BEING FILED DUE TO THE FACT THAT THE TEXT WAS INADVERTANTLY EXCLUDED FROM THE FILE TRANSMITTED VIA EDGAR DUE TO A PROBLEM WITH THE SUBMISSION TAGS USED IN THE HEADER.
THIS IS ONLY A REFILING OF THE AUGUST 9, 1993 EDGAR SUBMISSION, NO CHANGES HAVE BEEN MADE TO THE FORM 10K SUBMITTED TO THE SEC IN COMFORMING PAPER FORMAT SUBMITTED PERSUANT TO RULE 901(D) OF REGULATION S-T.

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549
FORM 10-K

 X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 30, 1993
OR

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the transition period from       to      .
Commission File Number: 1-6453

NATIONAL SEMICONDUCTOR CORPORATION
(Exact name of registrant as specified in its charter)

	DELAWARE        95-2095071
	(State of incorporation)        (I.R.S. Employer Identification Number)

2900 SEMICONDUCTOR DRIVE,  P.O.  BOX 58090
SANTA CLARA, CALIFORNIA 95052-8090
(Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Securities registered pursuant to Section 12(b) of the Act:

						 Name of Each Exchange on
Title of Each Class                              Which Registered
- -------------------                              ------------------------
Depositary shares, each representing             New York Stock Exchange
1/10th share of $40.00 Convertible Exchangeable
Preferred Shares, par value $0.50 per share

Depositary shares, each representing             New York Stock Exchange
1/10th share of $32.50 Convertible
Preferred Shares, par value $0.50 per share

Common stock, par value                          New York Stock Exchange
$0.50 per share                                  Pacific Stock Exchange

Preferred Stock Purchase Rights                  New York Stock Exchange
						 Pacific Stock Exchange

	  Securities registered pursuant to Section 12(g) of the Act:
$40.00 Convertible Exchangeable Preferred Shares ($0.50 par value) with a
		 liquidation preference of $500 per share.
			      (Title of class)
$32.50 Convertible Preferred Shares ($0.50 par value) with a liquidation
			preference of $500 per share.
			      (Title of class)
			--Continued on next page--

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)
of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes X . No   .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X].

The aggregate market value of voting stock held by non affiliates of the registrant as of July 23, 1993, was approximately $1,821,972,124.

The number of shares of the registrant's common stock, $0.50 par value, as of July 23, 1993, was 110,422,533.
		     DOCUMENTS INCORPORATED BY REFERENCE
	Document                                     Location in Form 10-K
	--------                                     ---------------------
1993 Annual Report to Shareholders (pp. 23 - 46)        Parts I, II and IV

Portions of the Proxy Statement for the                 Part III
   Annual Meeting of Stockholders to be
   held on or about October  1, 1993.

Portions of the Company's Registration                  Part IV
   Statement on Form S-7, Registration
   No. 2-69429, which became effective
   on October 15, 1980.

Portions of the Company's Registration                  Part IV
   Statement on Form S-3, Registration
   No. 2-99864, which became effective
   September 6, 1985.

Portions of the Company's Registration                  Part IV
   Statement on Form S-8, Registration
   No. 33-18414, which became effective
   December 1, 1987.

Portions of the Company's Registration                  Part IV
   Statement on Form S-3, Registration
   No. 33-48935, which became effective
   October 5, 1992.

Portions of the Proxy Statement for the                 Part IV
   Annual Meeting of Stockholders held
   October 30, 1992.
The Index to Exhibits is located on pages 26-27.

PART I

ITEM 1. BUSINESS

General
National Semiconductor Corporation (hereinafter including its subsidiaries and referred to as "National" or the "Company") designs, develops, manufactures and markets a broad line of semiconductor products including analog intensive, digital and mixed signal and complex integrated circuits.
	National was incorporated under the laws of the State of Delaware in 1959. The Company commenced operations in Danbury, Connecticut, as a manufacturer of transistors. In 1967, it moved its headquarters to Santa Clara, California and has since become a global supplier of semiconductor products. During fiscal 1988, the Company acquired the operations of Fairchild Semiconductor Corporation ("Fairchild") and certain affiliates engaged in the merchant semiconductor business. During fiscal 1989, National sold substantially all of the Company's former Information Systems Group ("ISG"). ISG marketed and supported mainframe computers and designed, manufactured and marketed electronic terminals used in retail operations.
	During fiscal 1993, the Company continued its manufacturing consolidation and reduction in cost structure in accordance with the restructuring plan announced in fiscal 1992. As part of the restructuring, the Company continued activities related to the closure of a fabrication module at its Salt Lake City, Utah location. The Company also continued to transfer production operations from Santa Clara, California to its plants in the United Kingdom and Arlington, Texas, sold the Bangkok, Thailand assembly and test facility and completed the establishment of a joint venture to operate its former manufacturing facility in Migdal Haemek, Israel, as an independent entity. The Company retains less than a 20 percent share in the joint venture. As of fiscal year end 1993, the Company continues to maintain restructuring reserves related to the 1992 plan to consolidate
manufacturing facilities.   In fiscal 1992, National incurred a
restructuring charge of $149.3 million for the consolidation of worldwide manufacturing capacity including writedown of certain assets, specific reductions in the manufacturing workforce, and process transfers. In 1992, National closed manufacturing facilities in Brazil and Hong Kong and ceased discrete wafer fabrication operations in Santa Clara, California. During fiscal 1991, National incurred a $119.6 million restructuring charge in connection with the Company's exit from the very high-speed, high-density static random access memory ("SRAM") business resulting in the sale of its Puyallup, Washington, wafer fabrication facility.
	The Company operates in only one industry segment. The information with respect to sales and identifiable assets for National's geographic segments appearing on page 41 of the Company's 1993 Annual Report to Shareholders under the caption "Industry and Geographic Segment Information" is incorporated herein by reference.

Products
Semiconductors are either integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging for connection to a circuit board or substrate.
	National manufactures a broad variety of products including industry standard, application-specific standard and certain custom devices. National's products are used in numerous industrial and some consumer applications, including personal systems and data processing, communications, automotive, industrial and military applications.
	The Company's business is organized around two major operating groups, the Communications and Computing Group ("CCG") and the Standard Products Group ("SPG"). CCG is structured around applications-focused product lines which use the Company's core technologies to serve selected vertical markets such as Ethernet local area networks, data and telecommunications, personal systems peripherals and office automation. SPG addresses broad, horizontal markets and focuses on large, high volume product lines, including analog, digital logic, discrete and certain memory products. The
Company also has a wholly-owned subsidiary, Dynacraft, Inc. which supplies semiconductor packaging products and technology.

Communications and Computing Group
In CCG, the Company utilizes its technological strengths, particularly in mixed-signal technology, to provide solutions primarily for the communications and personal systems markets. Mixed-signal circuits combine analog and digital functions to link computers together over local and wide area networks, transmit data over telephone lines, display images on a computer screen and enable computers to store and access data on disk drives. CCG consists of four operating divisions:
Ethernet local area networks ("LAN"), advanced networks, wide area networks ("WAN"), and embedded systems. For fiscal 1993, sales by the CCG group represented approximately one-third of the Company's total sales.
Ethernet Local Area Networks Division. The worldwide market for Ethernet LAN products has experienced significant growth in the last several years. LANs enable individual computer users within a building to share data at the work-group level. National is the world's leading supplier of LAN Ethernet controller chipsets, which are currently the dominant protocol for LANs. National's LAN family includes a number of sophisticated control functions such as the Systems Oriented Network Interface Controller ("SONIC"), the controller for networking over standard twisted-pair telephone wiring ("STNIC"), the AT/LANTIC single chip network controller for personal computers, and the Repeater Interface Controller ("RIC") for use with multi-media networks.
	Advanced Networks Division.  The Company offers a Token-Ring
LAN solution through an alliance with IBM, and the Company continues to introduce products aimed at the 16- and 32-bit workstation and other high performance systems. Also included in the advanced networks division are products targeted at Fiber Distributed Data
Interface (FDDI) markets.
		WAN Division. WANs allow the telecommunications customer to transmit large amounts of data at high speed from one office to another anywhere in the world. The WAN Division also includes wireless networks and high performance ASIC products. The Company currently supplies numerous solutions that address existing analog telecommunications equipment as well as next generation SONET/S3 transmission equipment.
		Embedded Systems Division. Embedded control products include 4-, 8-, 16-bit microcontrollers which combine customized logic and memory circuits in a single device. National's embedded control portfolio also includes 16- and 32-bit microprocessor devices for laser printers, high-speed facsimile machines, scanners and other imaging peripherals. The Embedded Systems division also includes the Company's Super I/O family of input/output devices used in personal systems. A line of voice processors is used in digital (tapeless) telephone answering machines and other voice-controlled applications.

Standard Products Group
In SPG, the Company focuses its core strengths in both analog and digital technologies to design and manufacture the Company's high volume products. SPG is comprised of four divisions: analog, digital logic, memory and discrete components. For fiscal 1993, sales by SPG represented approximately two-thirds of the Company's total sales.
		Analog Division. National continues to be a leader in analog products and technology, which has been one of the Company's critical core competencies since its inception. Analog devices control continuously variable functions (such as light, color and sound) and are used in automotive, telecommunications, audio/video and many industrial applications. The Company's analog products include high-performance operational amplifiers, power management circuits, data acquisition circuits and voltage regulators. National provides a variety of analog products including standard products, application-specific products and full custom products, as well as advanced mixed analog-digital solutions. The Company's mixed-signal products include circuits for video monitors and consumer audio products, real-time clocks, memory management circuits and peripheral drivers.
	Digital Logic Division. National's digital logic products incorporate bipolar, CMOS and BiCMOS technologies for high-performance applications such as switching and data manipulation. These applications are used in a variety of communications applications as well as computationally intensive applications such as workstations and computers, where the Company's FACT, FAST, BCT and 100K ECL product families are industry standards. The logic division also contains mass storage products which include a wide range of circuits found in high-performance disk drives such as read/write amplifiers, pulse detectors, data synchronizers, encoder/decoder circuits, and a family of motor-speed and head-positioning control devices.
		Memory Division. The Company's memory products are used primarily in computers and information terminals for temporary or permanent data storage. National's principal memory products include electronically programmable read only memories ("EPROMS") and electronically erasable programmable read only memories ("EEPROMS").

		Discrete Components Division. The Company's discrete products are comprised primarily of transistors and diodes which are used as control and actuating devices in a broad range of electronic systems.

Marketing and Sales
The Company markets its products throughout the world primarily to original equipment manufacturers ("OEMs") through its own sales force and indirectly through distributors. National's marketing and sales effort is organized around four autonomous regional divisions: The Americas (primarily the United States), Asia, Europe and Japan.
The Company has also established cross-regional marketing groups which are responsible for specific customers with worldwide operations. In 1992, National established a comprehensive, state-of-the-art customer service center in Arlington, Texas, to centralize customer service operations in the United States and to handle customer inquiries more effectively.
	National augments its sales effort with application engineers based in the field. These engineers are specialists in National's complex product portfolio and work with customers to design-in National parts for their systems. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
	In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products, and under specific conditions repurchases products that are unsold, slow-moving or have been discontinued by the Company. Revenue on shipment to distributors is recognized when products are shipped, with provisions for estimated returns and allowances recorded at the time of shipment. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal year 1993, 1992, or 1991.

Backlog
Semiconductor quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices which are not subject to price or quantity revisions are, as a matter of industry practice, rarely enforced. For these reasons, National does not believe that the amount of backlog at any particular date is meaningful.

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third quarter, primarily due to customer demand levels.

Manufacturing
National has commenced a program designed both to consolidate its manufacturing facilities by closing outdated plants and to expand and upgrade certain facilities to create "centers of excellence" for key manufacturing technologies. To date, the Company has sold or closed plants in Thailand, Brazil, Hong Kong and Tucson, Arizona and has transferred a plant in Israel to a minority-owned joint venture. The Company is establishing its CMOS center of excellence at its Arlington, Texas facility and its analog center of excellence at its Greenock, Scotland facility and has designated its South Portland, Maine facility as its BiCMOS center of excellence. The Company has also implemented programs to reduce costs as well as programs designed to increase manufacturing yields.
	The design of semiconductor products is based upon customer requirements and general market trends and needs. These designs are compiled and digitized by state-of-the-art design equipment and then transferred to silicon wafers in a series of complex precision processes which include lithography, chemical etching, oxidation, diffusion, deposition, implantation and metallization. Production of the integrated circuit continues with wafer sort, where the wafers are separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.

	The Company's product design and development activities are performed predominantly in the United States. Wafer fabrication is concentrated in four facilities in the United States as well as a facility in Scotland. Nearly all of the product assembly and final test is performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. National also utilizes manufacturing capacity of a minority-owned joint venture which operates the Company's former facility in Israel.
	The Company's primary process technologies include a family of core CMOS logic processes, of which four generations are in production for digital products. All those processes are also adapted for mixed signal applications. National also has CMOS processes optimized for nonvolatile memories, both UV and electrically erasable. There are a number of bipolar processes supporting the Company's standard products. Of particular importance are several families of processes that are optimized for manufacturing the Company's Analog products.
In addition, the Company employs several processes that combine bipolar and CMOS technologies. These BiCMOS processes are used for their ability to combine very high performance with low power. One of the more sophisticated of these processes is the ABiC-IV, which the Company operates on a pilot line.

Raw Materials
National's manufacturing processes make use of many raw materials, such as silicon wafers, chemicals and gases, ceramic and plastic packages, and various types of precious and other metals. The Company obtains its raw materials and supplies from diverse sources. Although supplies for the materials used by the Company are currently adequate, shortages could occur in various essential materials due to interruption of supply or due to increased demand in the industry. On July 4, 1993, an explosion destroyed the Sumitomo Chemicals plant in Niihama, Japan. Through this plant, Sumitomo Chemicals supplied a significant portion of the world's supply of epoxy cresolnovolac ("ECN") which is used in producing compound that is used in packaging the Company's semiconductor devices. The Company is currently assessing the impact of the explosion on its supplies of molded ECN and is currently working with suppliers to qualify alternative sources of ECN. Although it is still too early to determine the impact, if any, of the explosion, the Company is currently able to maintain customer orders at current and historic run rates.

Research and Development
National's research and development ("R&D") is performed at two levels. At the corporate level, process development and basic research are performed. At the operating division level, R&D is performed to define and develop products specific to the operating divisions.
	R&D expense was $202.3, $192.1, and $198.6 million in fiscal 1993, 1992, and 1991, respectively. The Company's spending on research and development has increased in absolute dollars although decreased as a percent of sales compared to fiscal 1992, primarily as a result of the growth in sales in 1993. The Company continues to refocus its R&D resources; during fiscal 1992, the Company reallocated R&D spending from certain memory and application specific integrated circuit ("ASIC") products to the Company's growth areas by increasing R&D expenditures in LAN and certain analog product lines, as well as in the Innovative Products Division, a business unit charged with the development of emerging products. These efforts are designed to improve return on R&D investment by allocating a large percentage of this investment to developing products in the Company's growth areas, as well as to improve product performance and to reduce product cost. The Company expects to maintain future R&D at a level comparable with fiscal 1993 as a percentage of sales, and National will continue to direct its R&D efforts toward high potential markets in personal systems, communications, and analog-intensive markets.

Patents
National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The Company licenses certain of its patents to other manufacturers and participates in a number of cross-licensing arrangements with other parties and is currently involved in a program to further capitalize on its intellectual property assets through licensing of its intellectual property.

Employees
At May 30, 1993, National employed approximately 23,400 people of whom approximately 8,500 were employed in the United States, 1,800 in Europe, 12,700 in Southeast Asia and 400 in other areas. This compares to a total of approximately 27,200 and 29,800 people employed by the Company worldwide as of May 31, 1992 and May 26, 1991, respectively. The decrease in fiscal 1993 was largely due to the disposition of plants in Bangkok, Thailand and Migdal Haemek, Israel. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be excellent.

Competition and Risks

The Semiconductor Industry
The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and powerful products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required for products and processes. The Company may experience periodic fluctuations in its operating results because of industry-wide conditions. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business is only part of their overall operations, such as Motorola, Inc., Hitachi, Ltd., Nippon Electric Company, Ltd., and Texas Instruments Incorporated, each of which has substantially greater financial resources than the Company. National also competes with a large number of smaller companies that target particular niche markets.

International Operations
National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economics, government changes and U.S. and foreign laws and policies affecting trade and investment. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, there can be no assurance that such problems will not arise in the future. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had nor will have a material effect upon the Company's capital expenditures, earnings, or competitive position. (See also Item 3, Legal Proceedings of this Form 10-K.)

ITEM 2.  PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. The Company's major domestic sites are primarily devoted to wafer fabrication and warehousing. These domestic sites include plants located in Santa Clara, California; South Portland, Maine; Arlington, Texas; and Salt Lake City, Utah. Other wafer fabrication facilities are located in Greenock, Scotland. Assembly and test functions are performed primarily in facilities located in Southeast Asia; specifically, Malacca and Penang, Malaysia; Cebu, Philippines; and Singapore. Regional sales headquarters are located in Santa Clara, California; Munich, Germany; Hong Kong; and Tokyo, Japan. National maintains local sales offices in various locations primarily throughout North and South America, Europe, and Asia. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices.
	The Company is party to certain sale and subsequent operating leaseback transactions involving its manufacturing facility in Arlington, Texas and its research and development facility in Santa Clara, California. These leaseback agreements require collateral in the form of standby letters of credit and compliance with financial covenants.
	The Company is continuing to consolidate its worldwide manufacturing capacity in conjunction with the restructuring plan announced in fiscal 1992. In accordance with this plan, certain facilities are being closed and production capabilities transferred to other sites. To facilitate the consolidation and transfers, the Company increased expenditures for property, plant and equipment during fiscal 1993 and 1992, as compared to fiscal 1991, much of which was directed toward modernization and expansion of existing sites. The Company's wafer fabrication capacity was 85 percent at the end of fiscal 1993. National believes that, along with the continued consolidation and modernization of manufacturing facilities the current condition of its plants is suitable and that productive capacity is sufficient to meet current demand.

ITEM 3.  LEGAL PROCEEDINGS

On July 14, 1983, the United States Internal Revenue Service ("IRS") issued an examination report for the fiscal years ended May 31, 1978 and 1979. The Company filed a protest with the appeals office of the IRS on September 16, 1983. The IRS issued a Notice of Deficiency for these years on December 15, 1988 seeking additional taxes of approximately $24 million (exclusive of interest). The issues giving rise to the proposed adjustments related primarily to intercompany product transfer prices and the application of Subpart F provisions of the United States Internal Revenue Code. The Company filed a petition with the United States Tax Court contesting the Notice of Deficiency on March 10, 1989. The IRS' subsequent examination of the Company's United States tax returns for fiscal years 1980 through 1982 resulted in a Notice of Deficiency issued on January 30, 1990 seeking additional taxes of approximately $52 million (exclusive of interest) for the fiscal years ended May 31, 1976, 1977, 1980, 1981 and 1982. The issues giving rise to the proposed adjustments for the earlier years related primarily to reductions in the available net operating loss carrybacks and, for the later years, to intercompany product transfer prices, full absorption inventory costing, deductibility of certain reserves and spares depreciation. The Company filed a petition with the United States Tax Court contesting this Notice of Deficiency on April 28, 1990. By order dated August 8, 1991, the United States Tax Court granted the Company's and the IRS' motion to consolidate the two cases for trial. Prior to trial, which was held during the month of February, 1993, the Company and the IRS reached a settlement on all disputed issues except for the issue of intercompany product transfer prices; this settlement reduced the total of the additional taxes being sought to approximately $52 million (exclusive of interest). Briefs in the case were filed in June 1993, but the Company is not able to predict when a decision will be rendered. As a result of the length of time which has elapsed since the fiscal years in question as well as the effect of compounding, the amount of interest on any tax liability ultimately determined to be owing would be a multiple of the amount of the underlying additional tax. The Company's tax returns for fiscal 1983 through 1985 are under examination by the IRS, and the Company expects the IRS to raise similar issues. The Company believes that adequate tax payments have been made and accruals recorded for all years.

	On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988.
On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of such underpayment. The Company is continuing to contest the claims in proceedings at the administrative agency level and filed an administrative petition for relief in October 1991. The Company believes that resolution of this matter will not have a material financial impact on the Company.
	A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991, which was subsequently reduced to $8.7 million. The Company is contesting the assessment at the administrative level and believes that amounts paid and accrued are adequate.
	The Company has been named to the National Priorities List (Superfund) for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water
Quality Control Board ("RWQCB"), acting as agent for the U.S. Environmental Protection Agency ("EPA"). The Company has agreed in principle with the RWQCB to a site remediation plan. The Company believes adequate provisions have been recorded and that its potential liability, if any, in excess of amounts already accrued for the site remediation plan will not have a materially adverse effect upon its financial position. Other than the Santa Clara site, the other matters where the Company has been named as a potentially responsible party ("PRP") are primarily instances where other PRP's have been principally responsible for the clean-up of hazardous wastes. The
Company has accrued amounts related to certain of these matters and it believes the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.
	On December 2, 1992, Hughes Aircraft Company ("Hughes") filed an action in the U.S. District Court for the Eastern Division of the Northern District of Illinois alleging the Company had infringed U.S. Patents Nos. 3,742,712; 3,507,709; and 3,615,934 and seeking unspecified amounts of damages and costs. The Company was served with the suit on January 7, 1993. The Company believes the claims are without merit and has filed a counterclaim against Hughes' parent, General Motors Corporation ("GM") alleging infringement of U.S.
Patents Nos. 3,901,735; 4,325,984; and 4,599,634 owned by the Company.
The case has been transferred to the U.S. District Court for the Northern District of California. In a related action, the Company has filed a complaint for declaratory relief and breach of contract in California State Court against both Hughes and GM alleging, inter alia, that under a prior patent cross license agreement entered into between GM and Fairchild Camera and Instrument Corporation
(subsequently renamed Fairchild Semiconductor Corporation and purchased by the Company in October, 1987) that the Company is licensed under the patents at issue in the suit brought by Hughes. Although Hughes removed the case to federal court on its own motion, the case was remanded back to the California state court by the federal district court. The Company believes that the ultimate resolution of this matter will not have a material financial impact on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                    Current Title                                    Age

Gilbert F. Amelio (1)   President and Chief Executive Officer            50

Donald P. Beadle (2)    Senior Vice President and Executive Advisor      57

Richard M. Beyer (3)    President, Communications and Computing Group    44

Patrick J. Brockett (4) President, International Business Group          45

Charles P. Carinalli (5)Senior Vice President and                        45
                     			Chief Technical Officer

John M. Clark III (6)   Senior Vice President, General Counsel           43
                     			and Secretary

Robert G. MacLean (7)   Vice President, Human Resources                  49

Donald Macleod (8)      Senior Vice President, Finance and               44
                     			Chief Financial Officer

Robert B. Mahoney (9)   Controller                                       40

R. Thomas Odell (10)    Co-President, Standard Products Group            44

Edgar R. Parker (11)    Senior Vice President,                           53
                     			Quality and Reliability

Kirk P. Pond (12)       Co-President, Standard Products Group            49

Richard L. Sanquini (13)Senior Vice President,                           58
                    			Business Development and
		                    	Intellectual Property Protection

George M. Scalise (14)  Senior Vice President and                        59
                     			Chief Administrative Officer

Business Experience During Last Five Years

(1) Mr. Amelio has been President, Chief Executive Officer, and a Director of National since joining the Company in February
1991.  Prior to joining National, Mr. Amelio was President of
Rockwell Communications Systems and had previously served as President of Rockwell International Corporation's Semiconductor
Products Division.

(2) Mr. Beadle joined the Company in January 1960. Prior to becoming Senior Vice President and Executive Advisor in
February, 1993, he held positions as Senior Vice President,
International Business Group; Vice President, Worldwide
Marketing; and Sales and Managing Director, European
Operations.

(3) Mr. Beyer joined the Company in February 1993. Prior to joining the Company, Mr. Beyer was Vice President and General Manager of the Switching Systems Division of Rockwell International Corporation and had also previously served as Vice President and General Manager of PABX Systems Corporation, an affiliate of Alcatel, N.A.

(4) Mr. Brockett joined the Company in September 1979. Prior to becoming President, International Business Group in February
1993, he held positions as Corporate Vice President, International Business Group; Vice President, North America
Business Center; Vice President and Managing Director, European
Operations; and Vice President and Director of European Sales.

(5) Mr. Carinalli joined the Company in June 1970. Prior to becoming Senior Vice President and Chief Technical Officer in February 1993, he was Executive Vice President, Communications and Computing Group and Chief Technical Officer. Prior to that, he had held positions as Vice President, Integrated Systems Group; Group Director, Integrated Systems Group; and Director of Technology, Advanced Digital Products.

(6) Mr. Clark joined the Company in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April
1992, he held positions as Associate General Counsel, Vice
President and Assistant Secretary.

(7) Mr. MacLean joined the Company in November 1992 and held the position as Human Resources Director, Americas Division until he became Vice President, Human Resources in February 1993.
Prior to joining the Company, Mr. MacLean held positions as the European Human Resources Director for Quantum Corporation and the International Human Resources Manager for Spectra-Physics,
Inc.

(8) Mr. Macleod joined the Company in February 1978. Prior to becoming Senior Vice President, Finance and Chief Financial
Officer in June 1991, he held positions as Vice President, Finance and Chief Financial Officer; Vice President, Financial
Projects; Vice President and General Manager, Volume Products -
Europe; and Director of Finance and Management Services -
Europe.

(9) Mr. Mahoney joined the Company as an employee of Fairchild Semiconductor Corporation ("Fairchild") when Fairchild was acquired by the Company in October 1987. Prior to becoming
Controller of the Company in October 1990, he served as Director of Finance for Worldwide Marketing and Sales.

(10) Mr. Odell joined the Company in March 1974. Prior to becoming Co-President, Standard Products Group in June 1991, he held positions as Vice President, Analog Division and Santa Clara
Foundry Director.

(11) Mr. Parker joined the Company in July 1974. Prior to becoming Senior Vice President, Quality and Reliability in February
1993, he held positions as Senior Vice President, Quality and Strategic Operations; Senior Vice President,
Military/Aerospace; Vice President and General Manager,
Military/Aerospace Division; and Vice President and General
Manager, Microcomputer Division.

(12) Mr. Pond joined the Company as an employee of Fairchild in October 1987. Prior to becoming Co-President, Standard
Products Group in June 1991, he held positions as Vice
President, Digital Logic Division, and Executive Vice President of Fairchild's Standard Products division.

(13) Mr. Sanquini first joined the Company in August 1980 and held the position of Vice President, Microcomputer Division at the time of his departure in June 1989. From June 1989 until November 1989, Mr. Sanquini was President and Chief Executive
Officer of Information Storage Devices. Mr. Sanquini rejoined the Company in November 1989, and prior to becoming Senior Vice
President, Business Development and Intellectual Property
Protection in August 1991, he held positions as acting Senior
Vice President, Planning and Development and Vice President,
Corporate Strategic Projects.

(14) Mr. Scalise joined the Company in August 1991 as Senior Vice President, Planning and Development and was appointed Senior
Vice President and Chief Administrative Officer in April 1992. Prior to joining the Company, Mr. Scalise served as Senior Vice President of Advanced Micro Devices, Inc. until July 1987 and as President and Chief Executive Officer of Maxtor Corporation from July 1987 to January 1991. From January 1991 until August 1991, Mr. Scalise was a private investor, and Chairman and Chief Executive Officer of Advantage Production Technology Corporation.

	Executive officers serve at the pleasure of the Company's Board
of Directors. There is no family        relationship among any of the
Company's directors and executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

See information appearing on pages 35-37, 42 and 46 under the captions "Debt Financing", "Shareholders' Equity", "Financial Information by Quarter (Unaudited)" and "Common Stock Data" of the registrant's 1993 Annual Report to Shareholders which is incorporated herein by reference. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 23, 1993 was $16.50. At July 23, 1993, the number of record holders of the Company's common stock was 14,844.

ITEM 6.   SELECTED FINANCIAL DATA

See "Five-Year Selected Financial Data" on page 23 of the registrant's 1993 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS                   AND FINANCIAL
CONDITION

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 through 28 of the registrant's 1993 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of Part IV of this report are incorporated herein by reference.
	The "Financial Information by Quarter (Unaudited)," appearing on page 42 of the registrant's 1993 Annual Report to Shareholders, is incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
		   AND FINANCIAL DISCLOSURE

      Not applicable.

PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" in the registrant's Proxy Statement for the 1993 annual meeting of shareholders to be held on or about October 1, 1993 and which will be filed in definitive form pursuant to Regulation 14a on or about August 20, 1993 (hereinafter "1993 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11.  EXECUTIVE COMPENSATION

The information appearing under the caption "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1993 Proxy Statement is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1993 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1993 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1993 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
		8-K.

(a)1.  Financial Statements
The following items appearing in the 1993 Annual Report to Shareholders are incorporated by reference into Part II of this report:


						Pages in 1993 Annual
						Report to Shareholders

Consolidated Balance Sheets at May 30, 1993               29
and May 31, 1992.

Consolidated Statements of Operations for each            30
of the years in the three-year period ended
May 30, 1993.

Consolidated Statements of Shareholders' Equity           31
for each of the years in the three-year period ended May 30, 1993.

Consolidated Statements of Cash Flows for each            32
of the years in the three-year
period ended May 30, 1993.

Notes to Consolidated Financial Statements.               33-42

Independent Auditors' Report.                             43


							       Pages in
(a)2.  Financial Statement Schedules                           this document

For the three years ended May 30, 1993:

Independent Auditors' Report                                       17
Schedule I      --      Marketable Investments                     18
Schedule II     --      Amounts Receivable from Related Parties    19
Schedule V      --      Property, Plant, and Equipment             20
Schedule VI     --      Accumulated Depreciation and               21
			Amortization of Property, Plant,
			and Equipment
Schedule VIII   --      Valuation and Qualifying Accounts          22
Schedule X      --      Supplementary Income Statement             23
			Information

	All other schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.

	Separate financial statements of the registrant are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest or indebtedness to any person other than the registrant in an amount which exceeds five percent of the total assets as shown by the most recent year-end consolidated balance sheet filed herein.

(a)3.  Exhibits

	The exhibits listed in the accompanying Index to Exhibits on pages 26 and 27 of this report are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K

	No reports on Form 8-K were filed during the fiscal quarter ended May 30, 1993.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
National Semiconductor Corporation:


Under date of June 11, 1993, we reported on the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 1993, and May 31, 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 30, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the May 30, 1993, annual report on Form 10-K of National Semiconductor Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.






		KPMG PEAT MARWICK



San Jose, California
June 11, 1993

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE I -- MARKETABLE INVESTMENTS

At May 30, 1993
(in millions of dollars)



	                   					Principal                    Carrying
Title of Issue             Amount     Cost     Market    Value

Short-Term Marketable Investments (A)

Government Securities     $  43.0  $  42.4    $  42.4   $  42.4

Time Deposits                 5.0      5.0        5.0       5.0

Banker's Acceptances          5.0      5.0        5.0       5.0

Corporate Notes               2.0      2.0        2.0       2.0
                            -------  -------    -------   -------
Total Short-term
Marketable Investments     $  55.0  $  54.4    $  54.4   $  54.4


Long-Term Marketable Investments (A)

	Government Securities                  $  10.6  $  10.6    $  10.6   $  10.6

	Corporate Notes                            3.3      3.3        3.3       3.3
                                   					-------  -------    -------   -------
Total Long-term Marketable Investments  $  13.9  $  13.9    $  13.9   $  13.9


(A) Except as disclosed, no
individual security or group of securities exceeds 2 percent of total assets.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES

Years Ended May 26, 1991, May 31, 1992, and May 30, 1993


			    Balance at
			    beginning                             Balance at
Year           Name         of year       Additions  Collections  end of year

1991    Peter J. Sprague    $682,000      $  ----    $ 37,000     $645,000
1991    Gilbert F. Amelio      ----       $486,000      ----      $486,000

1992    Peter J. Sprague(1) $645,000      $  ----    $ 52,800     $592,200
1992    Gilbert F. Amelio(2)$486,000      $  ----    $ 32,807     $453,193

1993    Peter J. Sprague    $592,200      $ 36,790(3)$104,000     $524,990
1993    Gilbert F. Amelio   $453,193      $ 30,107(3)$ 20,268     $463,032
_________________________________________


(1) The loan is payable on demand with interest at the rate of bank prime plus one percent, which was 7.0 percent at May 30, 1993.
As security for the loan, Mr. Sprague has pledged certain stock held by him in a privately held company.

(2) The original loan signed in fiscal 1991 did not bear interest and was secured by the deed of trust on Mr. Amelio's former personal residence in Texas. During fiscal 1992, the residence was sold and a substantial portion of the outstanding principal was replaced with an unsecured promissory note, which is payable on demand and bears simple interest at the rate of 7.0 percent.

(3) In fiscal 1993, represents interest accrued in accordance with the terms described in (1) and (2).

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
(in millions of dollars)

								     Balance
			  Balance at                                 at end
			  beginning  Additions   Retire-             of
Classification            of period  at cost (1) ments (3) Other(2)  period
- --------------            ---------- ----------- --------- --------  -------
Year ended May 26, 1991

Land                      $     13.7 $    --     $    --   $   (4.0) $   9.7
Buildings and improvements     315.9        30.8      --      (36.4)   310.3
Leasehold improvements          50.0         5.3       3.1     (5.9)    46.3
Machinery and equipment      1,133.0       164.8      64.1    (57.8) 1,175.9
Construction in progress       154.1       (91.1)      2.3     --       60.7
                      			  ---------- ----------- --------- --------  -------
			                         $1,666.7     $ 109.8  $   69.5  $(104.1)$1,602.9


Year ended May 31, 1992

Land                     $       9.7 $    --      $    0.2  $  --    $   9.5
Buildings and improvements     310.3        12.9      38.4     --      284.8
Leasehold improvements          46.3         1.3       3.5     --       44.1
Machinery and equipment      1,175.9       111.1     113.5     --    1,173.5
Construction in progress        60.7        64.1       1.8     --      123.0
                     			 ----------- -----------  --------  -------  -------
			                         $1,602.9    $  189.4   $ 157.4  $  --   $1,634.9


Year ended May 30, 1993


Land                       $     9.5    $    0.7   $   0.7  $  (0.6)$    8.9
Buildings and improvements     284.8        18.5      31.2    (11.5)   260.6
Leasehold improvements          44.1        15.0       2.1     --       57.0
Machinery and equipment      1,173.5       188.3     162.8    (46.9) 1,152.1
Construction in progress       123.0       (12.6)      1.9     --      133.7
                     			 ----------- -----------  --------  -------  -------
			                         $1,634.9     $ 235.1  $  198.7  $ (59.0)$1,612.3

____________________________________________


(1) Additions are shown net of transfers to other asset accounts.

(2) During fiscal 1991, National sold its wafer fabrication facility in Puyallup, Washington. Property, plant and equipment amounting to approximately $104.1 million was disposed of on the effective date of the sale. During fiscal 1993, National sold its assembly and test facility in Bangkok, Thailand. Property, plant and equipment totaling approximately $59.0 million was disposed of on the effective date of the sale.

(3) Includes assets reserved in conjunction with restructuring programs.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF
PROPERTY, PLANT, AND EQUIPMENT

 Years Ended May 26, 1991, May 31, 1992 and May 30, 1993
(in millions of dollars)

								     Balance
			  Balance at                                 at end
			  beginning              Retire-             of
Classification            of period Provisions(1)ments (3) Other(2)  period
- --------------            ---------- ----------- --------- --------  -------

Year ended May 26, 1991

Buildings and improvements   $ 132.7     $  20.1   $   3.0 $   (1.6)$  148.2
Leasehold improvements          29.2         3.9       1.9     (3.8)    27.4
Machinery and equipment        802.6       154.1      45.3    (11.5)   899.9
                     			 ----------- -----------  --------  -------  -------
			                          $ 964.5      $178.1    $ 50.2 $  (16.9)$1,075.5
			                      =========== ===========  ========  =======  =======

Year ended May 31, 1992

Buildings and improvements $   148.2    $   18.2   $  16.4 $  ----  $  150.0
Leasehold improvements          27.4         3.6       2.8    ----      28.2
Machinery and equipment        899.9       137.8      99.7    ----     938.0
                     			 ----------- -----------  --------  -------  -------
			                        $ 1,075.5     $ 159.6    $118.9  $ ---- $ 1,116.2
		                     	 =========== ===========  ========  =======  =======

Year ended May 30, 1993

Buildings and improvements $   150.0     $  17.0   $  21.8  $  (7.4)$  137.8
Leasehold improvements          28.2         3.6       1.9    ----      29.9
Machinery and equipment        938.0       132.0     161.6    (41.2)   867.2
                     			 ----------- -----------  --------  -------  -------
			                         $1,116.2      $152.6    $185.3  $ (48.6)$1,034.9

______________________________________________


(1) Depreciation is provided using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Annual depreciation and amortization provisions have been computed based upon the following estimated useful lives:

	Buildings and improvements. . . . . . .10 to 45 years
	Machinery and equipment   . . . . . . . 3 to 10 years

(2) In 1991, represents the relief of accumulated depreciation as of the effective date of sale of the Company's former wafer fabrication facility located in Puyallup, Washington.
In 1993, represents the relief of accumulated depreciation as of the effective date of sale of the Company's former assembly and test facility in Bangkok, Thailand.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

Years Ended May 26, 1991, May 31, 1992 and May 30, 1993
(in millions of dollars)

				   Deducted from receivables
				     in the balance sheet

                            				      Doubtful        Returns and
Description                           accounts        allowances      Total


Year ended May 26, 1991

Balance at beginning of period         $   5.6           $   50.7  $   56.3
Additions charged against revenue        ----               232.1     232.1
Additions charged to costs and expenses   (0.7)             ----       (0.7)
Deductions                                (0.2)(1)         (239.4)   (239.6)
                             				      --------           --------  --------
Balance at end of period              $    4.7           $   43.4  $   48.1
				                                   ========           ========  ========

Year ended May 31, 1992

Balance at beginning of period        $    4.7           $   43.4  $   48.1
Additions charged against revenue        ----               221.5     221.5
Additions charged to costs and expenses   (0.5)             ----       (0.5)
Deductions                                (0.7)(1)         (229.2)   (229.9)
                              				      --------           --------  --------
Balance at end of period               $   3.5           $   35.7  $   39.2
				                                     ========          ======    =======
Year ended May 30, 1993

Balance at beginning of period         $   3.5           $   35.7    $ 39.2
Additions charged against revenue        ----               222.9     222.9
Additions charged to costs and expenses    0.1              ----        0.1
Deductions                                (0.1) (1)        (229.1)   (229.2)
                             				      --------           --------  --------
Balance at end of period                $  3.5            $  29.5   $  33.0
				                                   ========           ========  ========
________________________________________________


(1)     Doubtful accounts written off, less recoveries.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

Years Ended  May 26, 1991, May 31, 1992 and May 30, 1993
(in millions of dollars)


					  Charged to expense (1)

					  1991    1992    1993



Maintenance and repairs                  $80.2   $89.3   $83.8

Advertising                               (2)    $17.9   $26.1


____________________________________________


(1) Expense from continuing operations only. All other items required are less than 1 percent of sales.

(2)     Amount in this year does not exceed one percent of sales.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
		NATIONAL SEMICONDUCTOR
CORPORATION

Date: August 9, 1993                       By:  /S/  GILBERT F. AMELIO
						----------------------
						Gilbert F. Amelio
						Director, President and
						Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 9th day of August 1993.

Signature                               Title


/S/  PETER J. SPRAGUE*          Chairman of the Board
       Peter J. Sprague

/S/  GILBERT F. AMELIO          Director, President and
       Gilbert F. Amelio        Chief Executive Officer
				(Principal Executive Officer)

/S/  DONALD MACLEOD*            Senior Vice President, Finance and
       Donald Macleod           Chief Financial Officer
				(Principal Financial Officer)

/S/  ROBERT B. MAHONEY*         Controller
       Robert B. Mahoney        (Principal Accounting Officer)

/S/  GARY P. ARNOLD*            Director
       Gary P. Arnold

/S/  ROBERT BESHAR*             Director
       Robert Beshar

/S/  RICHARD J. DANZIG*         Director
       Richard J. Danzig

/S/ J. TRACY O'ROURKE*          Director
       J. Tracy O'Rourke

/S/  CHARLES E. SPORCK*         Director
       Charles E. Sporck

/S/  DONALD E. WEEDEN*          Director
       Donald E. Weeden

/S/  HARRY H. WETZEL*           Director
	Harry H. Wetzel

*By         /S/  GILBERT F. AMELIO
	    Gilbert F. Amelio, Attorney-in-fact

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


	We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-48939 and 33-48941 on Form S-8 of National Semiconductor Corporation and subsidiaries of our report dated June 11, 1993, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 1993, and May 31, 1992, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 1993, which report appears on page 43 of the 1993 National Semiconductor Corporation Annual Report to Shareholders and is incorporated by reference in the May 30, 1993, annual report on Form 10-K of National Semiconductor Corporation and our report dated June 11, 1993, on the related financial statement schedules which appears on page 17 of the May 30, 1993 annual report on Form 10-K.



						KPMG PEAT MARWICK


San Jose, California
August 6, 1993

INDEX TO EXHIBITS
Item 14(a) (3)
The following documents are filed as part of this report:
1.      Financial Statements: reference is made to the Financial
Statements described under Part IV, Item 14(a) (1).
2.      Other Exhibits:

Designation    Description of Exhibit
	3.1 Restated Certificate of Incorporation of the Company, as amended
(incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-7 Registration No. 2-69429, which became effective October 15, 1980);
Certificate of Amendment dated November 26, 1980 (incorporated by reference from the exhibits to the Company's Form 10-K filed
August 24, 1992);
		Certificate of Amendment dated October 28, 1983 (incorporated by reference from the exhibits to the Company's Form 10-K filed
August 24, 1992);
		Certificate of the Powers, Designations, Preferences and Rights of the $40 Convertible Exchangeable Preferred Shares
(incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-3 Registration No. 2-99864, which became effective September 6, 1985);
		Certificate of Amendment dated October 31, 1986 (incorporated by reference from the exhibits to the Company's Form 10-K filed
August 24, 1992);
		Certificate of Amendment dated October 30, 1987 (incorporated by reference from the Exhibits to the Company's Registration
Statement on Form S-8 Registration No. 33-18414, which became effective December 1, 1987).
		Certificate of Powers, Designations, Preferences and Rights designating the $32.50 Convertible Preferred Stock (incorporated by reference from the Exhibits to the Company's Registration
Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1993).

	3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company Form 10-K filed August 24, 1992).

	4.1 Form of Deposit Agreement, including form of Depositary Receipt (incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-3 Registration No. 2-99864, which became effective September 6, 1985).

	4.2 Form of Indenture with respect to the 8% Convertible Subordinated Debentures due 2010 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration
No. 2-99864, which became effective September 6, 1985).

	4.3 Form of Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988).

	4.4 Form of Deposit Agreement, including Form of Depositary Receipt (incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

	10.1 Management Contract or Compensatory Plan or Arrangement: Key Employee Incentive Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

	10.2 Management Contract or Compensatory Plan or Arrangement: 1993 Key Employee Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

	10.3 Management Contract or Compensatory Plan or Arrangement: 1994 Key Employee Incentive Plan Agreement

	10.4 Management Contract or Compensatory Plan or Arrangement: 1977 Stock Option Plan (Amended) (incorporated by reference from the
Exhibits to the Company's Form 10-K, filed August 17, 1990).

	10.5 Management Contract or Compensatory Plan or Arrangement: Benefit Restoration Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

	10.6    Management Contract or Compensatory Plan or Arrangement:
Promissory Note and Agreement with Peter J. Sprague (incorporated by reference from the Exhibits to the Company's Form 10-K filed
August 22, 1991).

	10.7 Management Contract or Compensatory Plan or Arrangement:
Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22, 1991). 1992 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).
Management Contract or Compensatory Plan or Arrangement: 1993 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures.

	10.8 Management Contract or Compensatory Plan or Arrangement: Bridge Loan Agreement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22,
1991). Loan Agreement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's 10-K filed August
24, 1992).

	10.9   Management Contract or Compensatory Plan or Arrangement:
Compensation arrangement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's Form 10-K filed
August 22, 1991).

	10.10   Management Contract or Compensatory Plan or Arrangement:
Director Stock Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual
Meeting of Stockholders held October 30, 1992 filed on September
17, 1992).

	10.11   Management Contract or Compensatory Plan or Arrangement:
Performance Award Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

	10.12   Management Contract or Compensatory Plan or Arrangement:
Compensation arrangement with Richard M. Beyer.

	10.13   Management Contract or Compensating Plan or Arrangement:
Settlement Agreement and General Release with Raymond J. Farnham.

	11.0    Computation of Earnings (Loss) per share.

	13.0 Portions of the Annual Report to Shareholders for the fiscal year ended May 30, 1993 (to be deemed filed only to the extent required by the instructions to Exhibits for reports on Form
10-K).

	22.0    List of Subsidiaries.

	24.0    Consent of KPMG Peat Marwick (included in Part IV).

	25.0    Power of Attorney.

EXHIBIT 10.3


NATIONAL SEMICONDUCTOR CORPORATION

1994 KEY EMPLOYEE INCENTIVE PLAN AGREEMENT


				    ARTICLE 1

				   Definitions

     Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:      This Key Employee Incentive Plan Agreement.

Award: The amount to be paid to a Plan Participant at the end of the Plan Period.

Award Date:     The date forty days after the Company makes its consolidated
		financial statements for the fiscal year generally available to the press.

Base Salary:    The annualized base remuneration received by a Participant
		from the Company at the end of the Bonus Period. Extraordinary items, including but not limited to prior awards, relocation expenses, expatriate premiums, allowances and tax adjustments, sales incentives, amounts recognized as income from stock options and other similar kinds of extra or additional remuneration are excluded from the computation of Base Salary.

Company: National Semiconductor Corporation, a Delaware corporation, or any other Corporation that has adopted this Plan as its own Plan.

Committee:      A committee comprised of directors of National who are not
		employees of the Company, as more fully defined in the Key Employee Incentive Plan.

Corporation:    The Company and any other corporation in which the Company
		controls directly or indirectly, fifty percent (50%) or more of the combined voting power of all classes of voting securities.

Disabled:       Inability to perform any services for the Company and
		eligible to receive disability benefits under the standards used by the Company's disability benefit plan or any successor plan thereto.

Employee:       An individual in the employ of the Company at any time during
		the Plan Period.

Executive       An Employee of the Company who is subject to the reporting
Officer:        and liability provisions of Section 16 of the Securities
		and Exchange Act of 1934.

Extraordinary   Events that, in the opinion of the Committee, are beyond the
Occurrences:    significant influence of Plan Participants or the Company and
		cause a significant unintended effect, positive or negative, on Company operating and financial results.

Incentive       The grouping of those Employees designated as Participants as
Levels:         set forth in Article 4.

Participant:    An Employee who at the time shall be a Participant in
		accordance with the provisions of Article 3.

Performance     Factors considered and scored to determine the amount
Measure:        of a Participant's Award and consisting of three levels as
		follows:

		(i) Threshold - the minimum acceptable level of performance for which an Award may be earned on a particular
		Performance Measure.

		(ii) Target - good performance, usually set at a level equal to the Annual Operating Plan ("AOP") for financial measures, reflecting a degree of difficulty which has a reasonable probability of achievement.

		(iii) Superior - exceptional performance far exceeding the Target level because of the great degree of difficulty and the limited (10% - 20%) probability of achievement.

Plan Period:    The fiscal year of the Company.

Retired: Permanent termination of employment with the Company, and (a) age is either sixty-five (65) or age is at least fifty-five (55) and years of service in the employ of the Company is ten (10) or more, and (b) the terminating employee has certified to the Vice President-Finance of the Company that he or she does not intend to engage in a full-time vocation.

Target Award:   The Award, expressed as a percentage of Base
		Salary, that is earned by a Participant for achievement of the Target Performance Measure.



     All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Key Employee Incentive Plan.

				     ARTICLE 2

				  Effective Date

     The Agreement will become effective as of May 31, 1993, to be effective for the Company's fiscal year 1994.


				     ARTICLE 3

			 Eligibility for Plan Participation

A. Prior to the commencement of each Plan Period, members of the Company's management committee will recommend to the President of the Company potential Participants for the Plan Period and their Incentive Level. The President of the Company shall then designate Plan Participants and their Incentive Level for the Plan Period, provided however, that only the Committee shall approve Executive Officers for Plan participation and their respective Incentive Levels.

B. Participants will be notified of their eligibility before the beginning of each Plan Period. Continued participation will be re-evaluated at the beginning of each Plan Period.

C.  Newly hired Employees may be added as Participants to the
Plan during the Plan Period.   Other non-participating Employees
may be considered for participation in the Plan after the beginning of the Plan Period, provided they have assumed significantly greater responsibility during the Plan Period. Participants who are added to the Plan during a Plan Period will receive a prorated Award based on months of participation in the Plan, provided they have at least six months of Plan participation.


				 ARTICLE 4

			       Target Awards

A. Each Participant will be assigned an Incentive Level with associated Target Awards expressed as percentages of the Participant's Base Salary. Target Awards will be the same for all Participants at any given Incentive Level.



B. In the event that a Participant changes positions during the Plan Period and the change results in a change in Incentive Level, whether due to promotion or demotion, the Incentive Level will be prorated to reflect the time spent in each position.


				   ARTICLE 5

			   Plan Performance Measures

A. Performance Measures and associated weights will be established at the start of each Plan Period. Each Performance Measure will have a defined Threshold, Target and Superior level of performance. The Committee will establish Performance Measures and their associated weights for Executive Officers. Performance Measures and their associated weights may change from one Plan Period to another Plan Period to reflect the Company's operational and strategic goals.

B.  Weights for corporate and business unit financial Performance
Measures will be established at the start of each Plan Period and will be equal unless otherwise approved in advance by the Committee for the Executive Officer Participants or by the President of the Company for all other Participants.

C. Awards will range between 0% and 200% of Target Award. A scale showing the amount of the Participant's Award relative to the Target Award at the various performance levels will be developed for each Performance Measure. Performance levels and associated Awards (as a percent of the Target Award) will be set generally in a straight linear relationship from Threshold to Superior Performance Measures, with Awards at the Superior level being 150% of the Target Award, Awards at the Target level being 100% of the Target Award and Awards at the Threshold level being 50% of the Target Award. Performances at less than the Threshold level or more than the Superior level are subject to discretionary adjustments that may not necessarily follow a linear progression.

D. Financial and strategic Performance Measures and Target Performance Measures will be recommended by the responsible group manager for each specific group or business unit and approved by the President of the Company. Performance objectives, financial and strategic Performance Measures and Target Performance Measures will be established by the Committee for all Executive Officer Participants.

E. Under exceptional circumstances, revisions to financial performance targets may be proposed at the midpoint of the Plan Period if the business environment or key planning assumptions change significantly from conditions assumed at the start of the Plan Period. Such revisions are subject to approval by the Committee for Executive Officer Participants and by the President of the Company for all other Participants.

F. Performance Measures, performance scales and Awards may be adjusted by the Committee in the event the Committee determines there has been an Extraordinary Occurrence during the Plan Period that (i) affects one or more Performance Measures; (ii) unreasonably distorts Award calculations; or (iii) results in undue benefit or detriment to the Plan Participants. Such adjustments will be made solely for the purpose of neutralizing the effect of the Extraordinary Occurrence.


				  ARTICLE 6

		       Calculation and Payment of Awards

A. A Participant's Award will be calculated as a percentage of Base Salary as follows:

     1) The Participant's Target Award is determined prior to the beginning of the Plan Period.

     2) The performance of the Participant's group is scored on an overall basis at the end of the Plan Period.

     3) The group's overall performance score creates an incentive pool.

     4) The group's incentive pool is divided among the Participants within the group, based on individual contributions toward the group's overall performance score. No one individual Award may exceed 200% of the Participant's Target Award amount.

B. Performance objectives for Executive Officer Participants will be scored by the Committee.

C.  Awards will be paid in cash.

D. All or any portion of the Award may be deferred if the Participant makes a voluntary irrevocable election to defer payment to a future date pursuant to the deferral terms contained in Article 8.


				   ARTICLE 7

			  Termination of Employment

A. To be eligible to receive an Award, the Participant must be employed by the Company on the Award Date. A Participant who terminates employment prior to the Award Date will result in forfeiture of the Award, except as otherwise provided in this
Article 7.

     Disability: If a Participant is Disabled, the Participant will receive an Award on the Award Date representing 1/12 of the total Award for each month of employment in the Plan Period.

     Retirement:  A Retired Participant will receive on the Award
Date an Award representing 1/12 of the total Award for each month of employment in the Plan Period.

     Death: If a Participant dies, Awards will be paid on the Award Date to: (a) beneficiaries designated by the Participant; if none, then (b) to a legal representative of the Participant; if none, then (c) to the persons entitled thereto as determined by a court of competent jurisdiction. The amount of the Award will be 1/12 of the total Award for each month of employment in the Plan Period.

     Lay-off: Participants whose employment is terminated by lay-off during the Plan Period will receive no Award. If a Participant's employment is terminated by lay-off after the Plan Period but before the Award Date, the Participant will receive the Award on the Award Date.

B. The Committee reserves the right to reduce an Award on a pro-rata basis to reflect a Participant's leave of absence during a Plan Period.

			   ARTICLE 8

			      Deferral of Awards

A. Each Participant is entitled to make an irrevocable election (in the form of the Notice of Election attached) to defer receipt of all or any portion of any Award. For any Plan
Period, the Notice of Election must be completed prior to thirty
(30) days before the end of the Plan Period. Notices of Election are not self-renewing and must be completed for each Plan Period if deferral is desired for the applicable Plan Period.

B. For each Participant who elects deferral, the Company will establish and maintain book entry accounts which will reflect the deferred Award and any interest credited to the account.

C. For deferred Awards, Participant deferred accounts will be credited each Award Date with interest set at the rate for long-term A-rated corporate bonds, as reported by the investment banking firm of Salomon Brothers of New York City (or such other investment banking firm as the Committee may specify) during the first week of each calendar year. The interest rate will be reset at the beginning of each calendar year. Interest will begin to accrue on the Award Date and will be credited each Award Date until payment is actually made. If a Participant's Award is distributed at any time other than on an Award Date, the Participant's account will be credited with interest on a calendar quarterly basis.

D. Participants will not receive deferred Awards until the earlier of termination of employment for any reason (including retirement, disability, or death) or a date pre-selected by the Participant. At that time, the Committee (after considering the Participant's preferences but nevertheless in its sole discretion) will decide whether the Participant will receive the Award in installments or in a lump sum. Generally, installments may be requested for deferred Awards paid upon termination of employment by an employee becoming Disabled or Retired. If the deferred Award is paid in installments, such installments will be paid annually over a ten year period on a date each year that is within thirty (30) days after the anniversary of the Participant's retirement date or date of disability. If not paid in installments, the account balance will be paid in a lump sum in the month following the earlier of termination of employment for any reason or the pre-selected date.

E. If the Participant's employment is terminated for any reason other than death, disability or retirement, the Participant will be paid the entire account balance in a lump sum in the month after termination. If a Participant has requested installment payments and dies either before or after distribution has begun, the unpaid balance will be paid in a lump sum in the month following the Participant's death.

F. Payment of part or all of the deferred Award may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be approved by the Committee.

G.  No Participant may borrow against his or her account.

H. The Participant may designate a beneficiary to receive deferred Awards in the event of the Participant's death. If the Participant is married at the time of designation, the Participant's spouse must consent to the beneficiary designation. The Participant's beneficiary may be changed without the consent of any prior beneficiary except that, for married Participants, the Participant's spouse must consent to any change in beneficiary. If no beneficiary is chosen or the beneficiary does not survive the Participant, the Award account balance will be paid in accordance with the terms of the Plan.

				     ARTICLE 9

			  Interpretations and Rule-Making

     The Committee shall have the right and power to: (i) interpret the provisions of the Agreement, and resolve questions thereunder, which interpretations and resolutions shall be final and conclusive; (ii) adopt such rules and regulations with regard to the administration of the Plan as are consistent with the terms of the Agreement, and (iii) generally take all action to equitably administer the operation of the Plan and this Agreement.


				    ARTICLE 10

		Declaration of Incentives, Amendment, or Discontinuance

     The President of the Company acting within his sole discretion may on or before the Award Date: (i) determine not to make any Awards to any or all Participants for any Plan Period; (ii) make any modification or amendment to this Agreement for any or all Participants; or (iii) discontinue this Agreement for any or all Participants. For Executive Officer Participants, such determinations can only be made by the Committee.


				    ARTICLE 11

				  Miscellaneous

A. Except as provided in Article 8 H, no right or interest in the Plan is transferable or assignable except by will or the laws of descent and distribution.

B. Participation in this Plan does not guarantee any right to continued employment and management reserves the right to dismiss Participants for any reason whatsoever. Participation in one Plan Period does not guarantee the Participant the right to participation in any subsequent Plan Period.

C. The Company reserves the right to deduct from all Awards under this Plan any taxes or other amounts required by law to be withheld with respect to Award payments.

D. This Plan constitutes an unfunded Plan of deferred compensation. As such, any amounts payable hereunder will be paid out of the general corporate assets of the Company and shall not be transferred into a trust or otherwise set aside.
All accounts under the Plan will be for bookkeeping purposes only and shall not represent a claim against specific assets of the Company. The Participant will be considered a general creditor of the Company and the obligation of the Company is purely contractual and shall not be funded or secured in any way.

E. Maintenance of financial information relevant to measuring performance during the Plan Period will be the responsibility of the Chief Financial Officer of the Company.

F. The provisions of the Plan shall not limit, or restrict, the right or power of the Board to continue to adopt such other plans or programs, or to make salary, bonus, incentive, or other payments, with respect to compensation of officers or Employees, as in its sole judgment it may deem proper.

G. Except to the extent superseded by federal law, this Agreement shall be construed in accordance with the laws of the State of California.

H. No member of the Company's board of directors or any officer, employee, or agent of the Company shall have any liability to any person, firm or corporation based on or arising out of this Agreement or the Plan.

			  NATIONAL SEMICONDUCTOR CORPORATION
			     KEY EMPLOYEE INCENTIVE PLAN

				 Notice of Election

     If you are a Participant in the Company's Key Employee Incentive Plan ("KEIP") and receive an Award under the KEIP for fiscal year 1994, you may accept payment in calendar year 1994 or you may defer payment until a later date which is at least one year after the Award Date. If you want to defer payment, complete this election form and return it to Donald Macleod, Senior Vice President, Finance, by April 30, 1994.

     If you do not complete this form, you will receive payment in calendar year 1994. For further details, refer to the National
Semiconductor Corporation Key Employee Incentive Plan documents and Agreement.

		*          *          *          *          *

DEFERRAL ELECTION:

     In accordance with the National Semiconductor Corporation KEIP, I hereby elect to defer all or part of the Award as specified below, which Award would otherwise be paid to me under the terms of the KEIP.

     1. Please defer ______% or $______ of my KEIP Award. If the dollar amount selected is greater than the total KEIP Award, the entire Award will be deferred.

     2. The amounts deferred will be payable on the earliest of: termination of employment for any reason (including retirement, disability, or death) or on ________________________ (specify pre-selected distribution date at least one year after the 1994 Award Date.)

     3.  In the event of death, my primary beneficiary is:

     _______________________________________________
     (Print name)

Print address: _______________________________________________

	       _______________________________________________

My secondary beneficiary (to receive benefits only in the event of death of my primary beneficiary) is:

     _______________________________________________
     (Print name)

Print address: _______________________________________________

	       _______________________________________________

I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1994 KEIP
AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR
KEIP DOCUMENT.

					    Consent of spouse (required for
					    married participants designating
					    beneficiaries other than spouse)

Signature: ___________________________      Signature______________________

Print Name:___________________________      Print Name:____________________

Date: ________________________________




Received  by National Semiconductor Corporation

Date: ________________________________

By: __________________________________

Print Name: __________________________

Title: ________________________________

EXHIBIT 10.7


				  AMENDMENT NO. 2

     THIS AMENDMENT No. 2 to a certain letter agreement dated July 15, 1991 (the "Letter Agreement") is made, entered into and effective as of the 14th day of July, 1993, by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor
Drive, Santa Clara, California 95052-8090 (hereinafter "the
Company") and GILBERT F. AMELIO, dba AERO VENTURES, 13416 Middle
Fork Lane, Los Altos Hills, California 94022 (hereinafter
"Amelio").

WITNESSETH:

     WHEREAS, the Company and Amelio entered into the Letter
Agreement under which the Company authorized Amelio to use his personal airplane for business travel in connection with his employment by the Company; and

     WHEREAS, the Letter Agreement originally terminated by its terms on July 15, 1992; and

     WHEREAS, the Letter Agreement was amended by amendment dated
July 15, 1992 (Amendment No. 1); and

     WHEREAS Amendment No. 1, inter alia, extended the termination date of the Letter Agreement to July 14, 1993; and

     WHEREAS, the parties desire to amend and extend the Letter
Agreement for an additional twelve month period;

     NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound hereby, do agree as follows:

     1. Pursuant to Paragraph 9 of the Letter Agreement, the Company and Amelio do hereby agree, subject to the approval of the Board of Directors of the Company, to renew the Letter Agreement as amended by Amendment No. 1, for the period July 14, 1993 through July 13, 1994.

     2. Except as amended by Amendment No. 1 and as provided in Paragraph 1 of this Agreement, the terms and conditions of the Letter Agreement shall remain unchanged.

     3. Charlene Amelio, wife of Gilbert F. Amelio, consents and agrees to the terms and conditions of this Agreement.

National Semiconductor Corporation



By: JOHN M. CLARK III                   G. F. AMELIO
    -----------------------             --------------------------
    John M. Clark III                   Gilbert F. Amelio dba Aero
    Secretary                           Ventures



					CHARLENE AMELIO
					--------------------------
					Charlene Amelio

Exhibit 10.12



Compensation Arrangement - Richard M. Beyer

     Mr. Beyer joined the Company February 1, 1993 as President of the Company's Communications and Computing Group. Mr. Beyer is eligible to participate in benefit and compensation plans made available to all employees and executive officers. He also received the following additional benefits:

1.  A sign on bonus in the amount of $50,000 was paid to Mr. Beyer.

2. Mr. Beyer received $44,732 for reimbursement for payment of taxes associated with the sign on bonus.

3.  Although not eligible under the terms of the Key Employee
Incentive Plan ("KEIP") to participate in the KEIP until fiscal
1994, Mr. Beyer received an incentive payment in the amount of $100,000 at the end of fiscal 1993.

Exhibit 10.13

		    SETTLEMENT AGREEMENT AND GENERAL RELEASE

     This Settlement Agreement and General Release (hereinafter
"Agreement") is entered into this   24   day of May, 1993, by
and between   Raymond J. Farnham   (hereinafter "Employee") and
National Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Employee voluntarily wishes to resign his position with the Company, effective as of May 31, 1993; and

     WHEREAS, Company desires to provide termination benefits to Employee on the terms specified herein; and

     WHEREAS, Company and Employee acknowledge that the termination benefits specified herein are greater than Employee would otherwise be entitled to upon termination of his employment; and

     WHEREAS, Company and Employee desire to settle fully and finally all differences between them;

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Effective as of May 31, 1993, Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held as an officer of the Company or any of its subsidiaries on or before May 24, 1993.

     2. Subject to the limitation set forth below, the Company will continue to pay Employee's salary (at current levels) and all associated benefits as if an active employee for an additional period of one year, ending May 31, 1994. However, if Employee accepts full-time employment prior to May 31, 1994, Employee shall so notify Company's Vice President, Human Resources, and Company shall thereupon be relieved of the obligation to provide salary and benefits to Employee; provided, that, should such employment occur prior to December 31, 1993, Company shall pay to Employee in a lump-sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through December 31, 1993. On the earlier of June 1, 1994 or the date Employee begins full-time employment with another company, Employee shall start on unpaid personal leave of absence, without any benefits, which shall extend through December 15, 1994. The Company's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on December 15, 1994.

     3. Employee will be eligible for the Key Employee Incentive Plan ("KEIP") award for fiscal year 1993, which award will be paid in accordance with the provisions of the plan at the same time all other participants receive their payments. Employee will not be eligible to participate in KEIP for fiscal year
1994. Employee's Accomplishment Score for fiscal year 1993 shall be the average of all Management Committee scores, plus or minus 15%.

     4. Employee will be credited with twelve (12) months of service toward any payment of the fiscal year 1993 cycle of the Performance Award Plan. If an award is made, Employee will receive a prorated award in accordance with the provisions of the plan and receive payment at the same time all other participants receive their payments. Employee will not be eligible to receive any performance units under the Performance
Award Plan for the fiscal year 1994 cycle.

     5.  Company agrees to provide Employee, at no cost, with Key
Executive career transition services through Right Associates.

     6. On December 15, 1994, Company shall pay Employee any accrued vacation pay to which Employee may be entitled under the Company's vacation program. In addition, Employee shall have the right to exercise on or before March 15, 1995, any stock options which have vested through December 15, 1994; provided, however, that Employee hereby waives the right to exercise that portion of his September 16, 1991, and September 23, 1992, option grants which would otherwise vest on September 16, 1994
(3125 shares) and September 23, 1994 (3000 shares), respectively.

    7. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to him by the Company by May 31, 1993, except the laptop personal computer and cellular phone which may be retained
by Employee through the earlier of acceptance of new full-time employment or May 31, 1994. All telephone charges after May 31, 1993, shall be the responsibility of Employee.

     8. Employee, his representatives, heirs, successors and assigns do hereby completely release and forever discharge Company, its affiliated, related or subsidiary corporations, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns
(hereinafter collectively also referred to as "Company") from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against Company, based upon any act or omission by Company prior to the date of execution of this Agreement by Employee, including, but not limited to, any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Federal Age Discrimination in Employment Act of 1967 or the California Fair Employment and Housing Act; provided, however, that this paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor
Code Section 2802, Company By-Laws or Company policy.

     9. It is understood and agreed that the preceding Paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee including, without limitation, those arising from or in any way related to his employment by Company or the termination thereof. Therefore, Employee waives any and all rights or benefits which he may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

	  A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

     10. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by Company or the termination thereof.

     11. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written request or consent of Company unless required by law. Nor shall Employee disclose directly or indirectly to any person or organization, except as expressly permitted herein, that Employee received any sum of money from Company as a result of the termination of his employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is further understood and agreed that Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work-related need to know or unless required by law, and Company shall instruct each such person to whom it discloses this Agreement or its contents to refrain from making any disclosure to any other person except as permitted by this Agreement.
Company believes that disclosure in its 1993 Proxy Statement will be required by law. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company resolved their differences in a mutually-satisfactory manner.

     12. Any dispute between Employee and Company as to the violation of any provision of this Agreement shall be resolved by arbitration, which arbitration shall be conducted in accordance with the rules of the American Arbitration
Association insofar as said rules are not in conflict with the provisions of this Agreement.

     13. Employee represents that he has had an opportunity to be represented by Counsel of his own choosing in the negotiation and preparation of this Agreement, that he has had an adequate opportunity to consider the Agreement, that he has carefully read the Agreement, that he is fully aware of and understands its contents and its legal effect, that the preceding paragraphs recite the sole consideration for this Agreement, that all agreements and understandings between Employee and Company are embodied, referenced and expressed herein, and that he enters into this Agreement voluntarily, without coercion, and based on his own judgment and not in reliance upon any oral or written representations or promises made by Company, other than those contained or referenced herein.

     14. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of California. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

     15. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


EMPLOYEE                                  NATIONAL SEMICONDUCTOR CORPORATION


RAYMOND J. FARNHAM                        By:   ROBERT G. MACLEAN
					  Title: V.P. Human Resources

Exhibit 11.0

NATIONAL SEMICONDUCTOR CORPORATION
CALCULATION OF EARNINGS (LOSS) PER SHARE-ASSUMING FULL DILUTION (1) (in millions, except per share amounts)

                                					       Year ended
			                          	May 28,   May 27,  May 26,   May 31,   May 30,
				                           1989       1990      1991     1992      1993

Earnings (loss) from
  continuing operations        $(205.5)  $ (29.3)  $(150.3) $(120.1)   $130.3
Add: Adjustment of interest
  (net) (2)                        9.7      10.3      17.3      --        --
Earnings (loss) used in per share -----   -------   ------   -------   -----
calculation
   Continuing operations        (195.8)    (19.0)   (133.0)  (120.1)    130.3
   Discontinued operations       182.3       4.3    (  1.1)     --        --
                     			       -------   -------   -------  -------    ------
Net earnings (loss)            $ (13.5)  $  14.7   $(134.1) $(120.1)   $130.3
			                             =======   =======   =======  =======    ======
Number of shares:
 Weighted average common
  shares outstanding             103.1     102.7     103.4    104.6     107.4
 Net additional shares
  issuable from exercise
  of options and warrants (2)      3.0       3.7       5.5      6.1       9.0
Shares issuable from
  assumed conversion of
  preferred shares                 8.3       8.3       8.3      8.3      16.0
                      			       -------   -------   -------  -------    ------

Weighted average common
 shares outstanding -
 assuming full dilution          114.4     114.7     117.2    119.0     132.4
                      			       =======   =======   =======  =======    ======

Earnings(loss) per share-
 assuming full dilution:
Continuing operations           $(1.71)   $(0.17)   $(1.14)  $(1.01)    $0.98
Discontinued operations           1.59      0.04     (0.01)     --        --
                      			       -------   -------   -------  -------    ------

 Net earnings (loss)            $(0.12)   $(0.13)   $(1.15)  $(1.01)    $0.98
                      			       =======   =======   =======  =======    ======


______________________________________________
(1) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

(2) For fiscal years 1988 through 1991, all outstanding options and warrants on common stock are assumed to have been exercised and in fiscal 1992 and 1993, all outstanding options on common stock are assumed to have been exercised, even though the related effects may be anti-dilutive. The assumed proceeds from such exercise have been applied as follows: a) to repurchase 20 percent of the average outstanding common shares, and then
b) to eliminate outstanding debt with c) any remaining funds invested in U.S. government securities or commercial paper. The resulting interest adjustment is net of income tax effects.

Exhibit 13.0

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
5 YEAR SELECTED FINANCIAL DATA
(in millions, except per share amounts)

						                                            Years Ended
			                             	--------------------------------------------
				                             May 30,  May 31,  May 26,  May 27,  May 28,
                            				  1993     1992     1991     1990     1989
			                             	-------- -------- -------- -------- --------
OPERATING RESULTS
Net sales                       $2,013.7 $1,717.5 $1,701.8 $1,675.0 $1,647.9
Operating costs and expenses     1,866.7  1,839.9  1,854.4  1,719.8  1,834.9
		                             		 -------  -------  -------  -------  -------
Operating income (loss)            147.0   (122.4)  (152.6)   (44.8)  (187.0)
Interest, net                        2.9      5.4      3.6     12.4    (11.5)
				                              -------  -------  -------  -------  -------
Income (loss) from continuing
  operations before income taxes   149.9   (117.0)  (149.0)   (32.4)  (198.5)
Income taxes (benefit)              19.6      3.1      1.3     (3.1)     7.0
				                              -------  -------  -------  -------  -------
Income (loss) from continuing
  operations                       130.3   (120.1)  (150.3)   (29.3)  (205.5)
                             				 =======  =======  =======  =======  =======
   Net income (loss)             $ 130.3  $(120.1) $(151.4) $ (25.0) $ (23.2)
				                              =======  =======  =======  =======  =======

Net income (loss) used in per
  common share calculation
  (reflecting preferred
  dividends)                     $ 113.2  $(130.1) $(161.4) $ (35.0) $ (33.2)
                             				 =======  =======  =======  =======  =======
Earnings (loss) per common share:
  Earnings (loss) from
    continuing operations        $  0.98  $ (1.24) $ (1.55) $ (0.38) $ (2.09)
  Net earnings (loss)            $  0.98  $ (1.24) $ (1.56) $ (0.34) $ (0.32)
			                               =======  =======  =======  =======  =======
Weighted average common
  and common equivalent
  shares outstanding               115.9    104.6    103.4    102.7    103.1
				                              =======  =======  =======  =======  =======
FINANCIAL POSITION AT YEAR-END
Working capital                  $ 336.6  $ 122.0  $ 196.1  $ 223.4  $ 229.6
Total assets                     1,476.5  1,148.9  1,190.7  1,377.6  1,416.1
Long-term debt                      37.3     33.9     19.9     64.2     52.2
Total debt                          47.9     45.4     46.0     76.2     62.2
Shareholders' equity               837.4    539.4    658.3    816.8    848.5
                            				 =======  =======  =======  =======  =======
OTHER DATA
Research and development expense $ 202.3  $ 192.1  $ 198.6  $ 252.4  $ 251.6
Capital additions                $ 235.1  $ 189.4  $ 109.8  $ 182.0  $ 277.6
Number of employees at year end
  (in thousands)                    23.4     27.2     29.8     32.7     32.2
			                            	 =======  =======  =======  =======  =======

==============================
National's former Information Systems Group has been classified as discontinued operations as these businesses were sold in 1989.
National has paid no cash dividends on its common stock in any of the years presented above.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Continuing Operations

During 1993, National recorded sales of $2,013.7 million compared to $1,717.5 million in fiscal 1992 and $1,701.8 million in fiscal 1991. The Company recorded net income of $130.3 million in 1993 compared to net losses of $120.1 million and $151.4 million in 1992 and 1991, respectively. The losses in 1992 and 1991 were primarily attributable to restructuring charges of $149.3 million and $119.6 million recorded in the respective years.
	Fiscal 1993 and 1991 were each 52-week years while fiscal 1992 was a 53-week year. While the additional week did affect overall sales and spending during fiscal 1992, the comparability of the annual financial results from year to year was not materially impacted.

Sales

Sales increased in fiscal 1993 over 1992 primarily because of growth in the Company's Communications and Computing
Group ("CCG"), and within the Standard Products Group
("SPG"), in analog intensive products and digital logic products.
	The Company's CCG sales increased over the prior year, primarily because of increased sales in the embedded systems division and advanced network division. Increased sales in both of these divisions were a result of higher average selling prices and increased volume. Ethernet local area network sales were up slightly from the prior year. However, the sales increase was not as substantial as the increase from fiscal 1991 to fiscal 1992. The increase in Ethernet local area network sales in 1993 was primarily due to increased unit sales, partially offset by declining prices. The Company expects continued sales growth in CCG in the future. In 1992, CCG experienced significant sales growth over 1991 driven primarily by increased demand for Ethernet devices. In 1992, other parts of CCG recorded flat to slightly higher sales when compared to 1991, with the exception of Application
Specific Integrated Circuit ("ASIC") division sales, particularly in CMOS gate array products, which decreased from year to year.
	The Company's SPG sales increased over the prior year primarily due to significant increases in the analog and digital logic divisions. Analog unit volume increased substantially while average selling prices dropped slightly from the prior year. The increase in digital logic sales was due to improved mix, increased prices on certain products and an increase in units sold. Sales of memory products also increased over the prior year, primarily due to increased volume. SPG realized slightly lower sales in fiscal 1992 compared to 1991 primarily due to the decline in sales of certain memory products and to the discontinuance of certain mature products. Also in 1992, sales were down moderately in the digital logic division when compared to 1991 resulting primarily from competitive pricing pressures and evolution of the market toward micro-peripheral products. The analog division grew moderately during fiscal 1992 due in part to a modest turnaround in the automotive and other original equipment markets.
	Sales increased across all geographic regions to $2,013.7 million in fiscal 1993, an increase of 17 percent from fiscal 1992. Sales in the Americas, primarily
North America, increased 13 percent and European sales increased 11 percent, while the strongest increase in sales came from the Asian region with an increase of 29 percent. The Americas, Asian, and European regions comprised 47 percent, 33 percent and 20 percent, respectively, of the Company sales for the fiscal year ended May 30, 1993. Although future business conditions are difficult to predict, the Company currently expects sales to increase in fiscal 1994, though at much more modest rates than in fiscal 1993.

Gross Margin

During 1993, gross margin, which reached a level of 34.5 percent of sales in the fourth quarter, was 31.5 percent of sales for the annual period compared to 27.4 percent and 23.9 percent for fiscal 1992 and 1991, respectively.
The improvement in gross margin in fiscal 1993 was attributable to higher volume, improved manufacturing efficiencies, reductions in the Company's cost structure as a result of its continuing restructuring plan and a continued shift towards the Company's higher margin products. Utilization of wafer fabrication capacity improved to 85 percent at the end of fiscal 1993. This compares to capacity utilization of nearly 80 percent at the end of fiscal 1992 and less than 70 percent at the end of fiscal 1991. The improvement in gross margin in fiscal
1992 over fiscal 1991 was generally attributable to an improved product mix driven by increased sales of higher margin CCG and analog products during the fiscal year, combined with cost reductions resulting from the Company's restructuring activities, and improved manufacturing efficiencies and yields. The Company expects gross margin to improve as a percentage of sales in 1994. The extent of improvement is subject to market influences as well as the effectiveness with which manufacturing transfers and consolidation can bring about further reductions to the cost structure.
	During fiscal year 1993, the Company continued its manufacturing consolidation and reduction in cost structure in accordance with the restructuring plan announced in fiscal year 1992. As part of the restructuring, the Company continued to transfer production operations from Santa Clara, California to the United Kingdom, sold the Bangkok, Thailand assembly and test facility and established a joint venture to operate its former manufacturing facility in Migdal Haemek, Israel, as an independent entity. The Company retains less than a 20 percent share in the joint venture. As of fiscal year ended 1993, the Company continues to maintain restructuring reserves related to the 1992 plan to consolidate manufacturing facilities. In fiscal 1992, National incurred a restructuring charge of $149.3 million for the consolidation of worldwide manufacturing capacity including a writedown of certain assets, specific reductions in the manufacturing workforce, and process transfers. In 1992, National closed manufacturing facilities in Brazil and Hong Kong and ceased discrete wafer fabrication operations in Santa Clara, California.
During fiscal 1991, National incurred a $119.6 million restructuring charge in connection with the Company's exit from the very high-speed, high-density static random access memory ("SRAM") business, resulting in the sale of its Puyallup, Washington, wafer fabrication facility. The restructuring activities in fiscal 1991 also included a reduction in workforce of approximately 2,000 people, closure of its Tucson, Arizona, military product assembly and test operations, and closure or consolidation of certain wafer fabrication facilities.

Research and development

Research and development ("R&D") expenses were $202.3
million for fiscal 1993, or 10.0 percent of sales,
compared to $192.1 million, or 11.2 percent and $198.6
million, or 11.7 percent of sales for fiscal 1992 and
1991, respectively.   The Company's spending on research
and development has increased in absolute dollars although it has decreased as a percent of sales compared to fiscal
1992, primarily as a result of the growth in sales in 1993. The Company continues to refocus its R&D resources.
Accordingly, expenditures have been directed to such areas as analog intensive products, networking products and the
Company's Innovative Products Division, a business unit charged with the development of emerging products. The
1992 decrease in R&D expense from 1991 was primarily a result of reduced spending on memory and ASIC products, allowing for greater emphasis on the Company's growth areas. Specifically, the Company increased its 1992 R&D expenditures in Ethernet local area network and certain analog product lines as well as in the Company's
Innovative Products Division. The Company expects to maintain future R&D at a level comparable with fiscal 1993 as a percentage of sales. National will continue to direct its R&D efforts toward high potential markets in personal systems, communications, and analog-intensive markets.

Selling, general and administrative

Selling, general and administrative ("SG&A") expenses for
fiscal 1993 were $284.8 million, or 14.1 percent of sales,
compared to $251.0 million, or 14.6 percent and $241.9
million, or 14.2 percent of sales in fiscal 1992 and 1991,
respectively.   SG&A expenses in fiscal 1993 included a
credit of $43.7 million related to patent licensing income earned as a result of the Company's continuing intellectual property licensing activities, offset by $11.9 million in legal expenses in connection with a tax case, which is discussed further in Note 6 to the consolidated financial statements, $4.7 million in a write down of a minority investment, and $10.1 million representing the costs of centralizing sales and logistics facilities within the Company's International Business
Regions.  Fiscal 1992 SG&A included a credit of $21.6
million related to patent licensing income.  Fiscal 1991
SG&A included $8.9 million in non-recurring income consisting of a $6.3 million gain on the sale of an investment and a $2.6 million gain on the sale of a non-
U.S. facility. The Company continues to pursue opportunities to leverage its intellectual property;
however, the timing and amount of future licensing income cannot be forecast with certainty at this time.
	Excluding the items discussed above, SG&A expenses would have been $301.8 million, or 15.0 percent of sales in fiscal 1993 as compared to $272.6 million or 15.9 percent of sales in fiscal 1992. SG&A expenses in fiscal
1993 have increased in absolute dollars primarily due to increased investments in marketing, advertising, and training programs. Increased cost of certain employee benefit plans, including increased contributions to employee retirement and savings programs also contributed to the increase in SG&A for 1993. Exclusive of the items discussed above, SG&A expenses increased in 1992 as compared to 1991 and were affected by incremental personnel costs combined with a greater emphasis on marketing and market development programs. During 1992, the Company increased its focus on advertising and communication, planning and development, and on human resource programs. Other increases in SG&A expense during fiscal 1992 stemmed from legal and other costs associated with tax and patent licensing matters. These additional expenses were offset somewhat by lower costs related to the Company's currency transactions, primarily a result of a stronger U.S. dollar and more effective hedging strategies during 1992. The Company will continue to emphasize its investments in market development and employee strategic programs in 1994; however, fiscal 1994
SG&A expenses are not expected to differ significantly from those of fiscal 1993 as a percentage of sales.

Interest income and interest expense

Net interest income was $2.9 million for fiscal 1993 compared to $5.4 million in fiscal 1992 and $3.6 million in 1991. The decrease in net interest income is due to primarily to a decrease in interest income combined with an increase in interest expense in fiscal 1993. Interest income has decreased due to a decreased rate of return on cash and investment balances. Interest expense in 1993 has increased over 1992 due to slightly higher average debt balances.

Income tax expense

Income tax expense for fiscal 1993 was $19.6 million
compared to $3.1 million and $1.3 million in fiscal 1992
and 1991, respectively.   The fiscal 1993 effective tax
rate has increased due to the exhaustion of certain non-
U.S. net operating loss carryforwards as well as Thai withholding tax expense connected with the sale of the Bangkok facility. Fiscal 1992 expense is primarily attributable to amounts withheld offshore in relation to patent licensing income earned during the year. In addition, both 1992 and 1991 expense include amounts related to operations in certain non-U.S. jurisdictions.
The Company's effective tax rate is expected to increase in fiscal 1994 as the Company's U.S. Federal rate will increase due to exhaustion of net operating losses.
Financial Accounting Standard No. 109, "Accounting for
Income Taxes ("FAS 109"), will be adopted by the Company in the first quarter of fiscal 1994. Management believes that implementation of FAS 109 will not have a material financial impact on the Company.

The Semiconductor Industry

The Company faces uncertainties inherent in the semiconductor industry. Specifically, relatively short product life-cycles, unforeseeable global economic events or conditions, uncertainties in global markets, particularly in the personal computing market, and competitive pricing pressures, particularly in standard product areas such as memory, family logic and standard linear, can have significant impact on the Company's operating results. In order to address some of these uncertainties, the Company continues to develop target markets, improve manufacturing utilization, and focus on high-potential products.


Financial Condition

The Company's financial condition strengthened as of the 1993 fiscal year end as compared to 1992 and 1991. During fiscal 1993, cash and cash equivalents increased to $277.4 million, an increase of $139.1 million as compared to a decrease of $54.2 million in fiscal 1992 and an increase of $63.8 million in fiscal 1991. In addition, in 1993 the Company at fiscal year end had marketable investments of
$68.3 million.   Increased cash in 1993 resulted from
substantial improvements in cash provided from operations and from financing activities as compared to fiscal 1992.
	Cash provided by operating activities was $234.0 million in fiscal 1993 compared to $136.0 million and $125.9 million in fiscal 1992 and 1991, respectively. The primary increase in cash provided from operations in fiscal 1993 compared to 1992 was income provided by continuing operations of $130.3 million for fiscal 1993 compared to a loss of $120.1 million in fiscal 1992, offset partially by increased receivables at the end of fiscal 1993. The primary factors generating increased operating cash flow in fiscal 1992 compared to 1991 were higher accounts payable and accrued expense balances, offset to a degree by greater inventory balances necessary to meet increasing demand and to facilitate process and product transfers associated with restructuring activities.
	Cash used in investing activities was $297.1 million, $178.0 million, and $10.3 million in fiscal
1993, 1992, and 1991, respectively. Cash used for investing activities in fiscal 1993 included $233.9 million for purchases of property, plant and equipment and a net purchase of marketable investments of $68.3 million. Capital expenditures included continued expansions of a CMOS fabrication facility in Arlington, Texas, the analog bipolar fabrication facility in Greenock, Scotland, and upgrading of assembly and test facilities in Asia. The Company will continue to incur capital expenditures for plant expansions as well as for ongoing activities associated with its restructuring plans to consolidate worldwide manufacturing capacity. Capital expenditures of $183.0 million in fiscal 1992 included expansions in Arlington, Texas, and Greenock, Scotland. Fiscal 1991 investing activities included proceeds of $86.0 million from the sale of the Puyallup, Washington, facility. This, coupled with lower expenditures on property, plant and equipment, caused fiscal 1991 cash usage to be significantly lower than fiscal 1992.
	Cash provided by financing activities was $202.2 million in 1993, which came primarily from $166.8 million from issuance of convertible preferred stock. In addition, cash provided from financing activities included a return of restricted cash of $20.9 million, $18.0 million from exercise of stock options related to the Company's various stock option and purchase plans, and $13.6 million in cash proceeds from issuance of debt, net of cash repayments. Cash used in financing activities in 1993 also included $17.1 million for payment of preferred stock dividends. Cash used in financing activities was $12.2 million in 1992, which included net reductions in debt of $7.0 million, excluding additions to capital lease obligations, and payment of preferred dividends of $10.0 million. These payments were offset by cash received of $11.2 million from the exercise of stock options related to the Company's various employee stock option and purchase plans. Cash used in financing activities in 1991 included a significant net reduction in debt of $30.2 million and a collateral cash deposit of $14.5 million.
In May 1993, Statement of Financial Accounting Standards
No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), was issued and becomes effective in fiscal 1995. FAS 115 establishes certain accounting and reporting requirements for certain investments in equity securities and for all investments in debt securities. Management has not yet determined the impact that adopting FAS 115 would have on the financial position or results of operations of the Company.
	The Company expects fiscal 1994 capital expenditures to be above 1993 levels and directed toward process improvements, modernization of existing plants, and continued expansion of its Greenock, Arlington and South Portland, Maine facilities. In addition, the Company will continue to fund other activities associated with the restructuring plan of plant consolidation and capacity utilization improvement. Management believes that existing cash and investment balances, and existing lines of credit, together with cash provided by operations, will be sufficient to fund anticipated capital expenditures and other investing and financing activities through the foreseeable future.

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
					                                           May 30,        May 31,
                                           						1993           1992
					                                          --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                   $  277.4       $  138.3
  Restricted cash                                  -             20.9
  Short-term marketable investments               54.4            -
  Receivables, net of allowances of $33.0;
    $39.2 in 1992                                271.5          194.5
  Inventories                                    189.6          207.8
  Other current assets                            49.4           33.5
                                    					       -------        -------
  Total current assets                           842.3          595.0

Property, plant and equipment, net               577.4          518.7
Long-term marketable investments                  13.9            -
Other assets                                      42.9           35.2
                                    					       -------        -------
  Total assets                                $1,476.5       $1,148.9
					                                          ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   10.6       $   11.5
  Accounts payable                               193.2          189.8
  Accrued expenses                               232.0          211.9
  Income taxes                                    69.9           59.8
					                                           -------        -------
  Total current liabilities                      505.7          473.0

Long-term debt                                    37.3           33.9
Deferred income taxes                             16.9           14.8
Other noncurrent liabilities                      79.2           87.8
                                    					       -------        -------
      Total liabilities                          639.1          609.5
					                                           -------        -------
Commitments and contingencies

Shareholders' Equity:
  Preferred stock of $0.50 par value.
    Authorized 1,000,000 shares.
    Convertible Exchangeable Preferred Stock:
    Issued and outstanding 250,000 shares in
      1993 and 1992 (liquidation preference of
      $125.0 million)                              0.1            0.1
    Convertible Preferred Stock:
    Issued and outstanding 345,000 shares in
      1993 (liquidation preference of $172.5
      million)                                     0.2             -
  Common stock of $0.50 par value.  Authorized
    200,000,000 shares.  Issued and outstanding
    109,737,830 in 1993; 106,295,994 in 1992      54.9           53.2
  Additional paid-in capital                     886.6          703.7
  Accumulated deficit                           (104.4)        (217.6)
                                    					       -------        -------
    Total shareholders' equity                   837.4          539.4
					                                           -------        -------
    Total liabilities and
      shareholders' equity                    $1,476.5       $1,148.9
                                    					      ========       ========

==================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

				                                        		 Years Ended
				                                 --------------------------------
				                                  May 30,     May 31,     May 26,
			                                   		1993        1992        1991
                            				      --------    --------    --------

Net sales                            $ 2,013.7    $1,717.5    $1,701.8

Operating costs and expenses:
 Cost of sales                         1,379.6     1,247.5     1,294.3
 Research and development                202.3       192.1       198.6
 Selling, general and
  administrative                         284.8       251.0       241.9
 Restructuring of operations               -         149.3       119.6
                             				       -------     -------     -------
   Total operating costs
     and expenses                      1,866.7     1,839.9     1,854.4
				                                   -------     -------     -------
Operating income (loss)                  147.0      (122.4)     (152.6)
Interest, net                              2.9         5.4         3.6
				                                    -------     -------     -------
Income (loss) from continuing
 operations before income taxes          149.9      (117.0)     (149.0)
Income taxes                              19.6         3.1         1.3
				                                    -------     -------     -------
Income (loss) from continuing operations 130.3      (120.1)     (150.3)
Discontinued operations                    -           -          (1.1)
                             				       -------     -------     -------

   Net income (loss)                  $  130.3     $(120.1)    $(151.4)
                            				      ========     ========    ========

Net income (loss) used in
 per common share
 calculation (reflecting
 preferred dividends)                  $ 113.2     $(130.1)    $(161.4)
		                            		       =======     ========    ========
Earnings (loss) per common share:
 Continuing operations                 $  0.98     $ (1.24)    $ (1.55)
 Discontinued operations                   -           -         (0.01)
				                                    -------     -------     -------
Net earnings (loss)                      $  0.98     $ (1.24)    $ (1.56)
				                                    =======     ========    ========
Weighted average common
 and common equivalent
 shares outstanding                      115.9        104.6      103.4
                             				       =======     ========    =======

=====================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions)

		                Preferred Stock       Common Stock
	          ---------------------------- ------------
                                                        Addit-
	              Convertible                              onal    Retained
	             Exchangeable  Convertible                Paid-In Earnings
	           Shares Amount Shares Amount Shares Amount Capital (Deficit)Total
       	     ------ ------ ------ ------ ------ ------ ------- ------- ------
Balances at
  May 27, 1990  0.3   $0.1     -      -   103.2  $51.6  $691.2  $ 73.9 $816.8
Net loss         -      -      -      -      -      -       -   (151.4)(151.4)
Convertible
  Exchangeable
  Preferred stock
  dividends of
  $40.00 per
  share          -      -      -      -      -      -       -    (10.0) (10.0)
Issuance of
  common stock
  under option,
  purchase and
  award plans    -      -      -      -     0.6    0.4     2.5      -     2.9
- ------------------------------------------------------------------------------
Balances at
  May 26, 1991  0.3    0.1     -      -   103.8   52.0   693.7   (87.5) 658.3
Net loss         -      -      -      -      -      -       -   (120.1)(120.1)
Convertible
  Exchangeable
  Preferred stock
  dividends of
  $40.00 per
  share          -      -      -      -      -      -       -    (10.0) (10.0)
Issuance of
  common stock
  under option,
  purchase and
  award plans    -      -      -      -     2.5    1.2    10.0      -    11.2
- ------------------------------------------------------------------------------
Balances at
  May 31, 1992  0.3    0.1     -      -   106.3   53.2   703.7  (217.6) 539.4
Net income       -      -      -      -      -      -       -    130.3  130.3
Issuance of
  Convertible
  Preferred
  Shares         -      -     0.3    0.2     -      -    166.6      -   166.8
Convertible
  Preferred
  dividends of
  $32.50 per
  share          -      -      -      -      -      -       -     (7.1)  (7.1)
Convertible
  Exchangeable
  Preferred
  dividends of
  $40.00 per
  share          -      -      -      -      -      -       -    (10.0) (10.0)
Issuance of
  common stock
  under option
  and purchase
  plans          -      -      -      -     3.4    1.7    16.3      -    18.0
- ------------------------------------------------------------------------------
Balances at
  May 30, 1993  0.3   $0.1    0.3   $0.2  109.7  $54.9  $886.6 $(104.4)$837.4
              		===   ====    ===   ====  =====  =====  ====== ======= ======

========================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
							                                                 Years Ended
						                                           ----------------------------
						                                           May 30,    May 31,   May 26,
						                                             1993       1992      1991
                                          						  ------     ------    ------
OPERATIONS:
Income (loss) from continuing operations         $ 130.3    $(120.1)  $(150.3)
Adjustments to reconcile income (loss) with
  net cash provided by continuing operations:
  Depreciation and amortization                    159.8      167.0     181.9
  Noncash restructuring charges                       -        35.4      31.0
  Loss on investments and fixed assets               5.2         -         -
  Other, net                                          -         0.3      (3.9)
  Changes in certain assets and liabilities, net
    of effects of acquisitions and dispositions:
    Receivables                                    (77.0)      (7.2)     15.3
    Inventories                                     18.2      (16.8)     23.3
    Other current and noncurrent assets            (22.5)      (5.9)     22.7
    Accounts payable and accrued expenses           16.4       80.6       3.5
    Current and deferred income taxes               12.2       (3.9)      2.3
    Other current and noncurrent liabilities        (8.6)       6.6       0.1
						                                            ------     ------    ------
Net cash provided by operating activities          234.0      136.0     125.9
					                                          	  ------     ------    ------
INVESTING
Purchases of property, plant and equipment        (233.9)    (183.0)   (109.8)
Proceeds from the sale of property,
   plant and equipment                              15.7        1.2      86.3
Proceeds from the sale of marketable investments    42.8         -         -
Purchase of marketable investments                (111.1)        -         -
Payments for business acquisitions
   and investments                                 (10.8)      (4.2)     (3.0)
Proceeds from sale of investments and
   other, net                                        1.0        0.6      11.4
						                                            ------     ------    ------
Net cash used by continuing operations            (296.3)    (185.4)    (15.1)
Discontinued operations:
   Payment to the accrued liabilities and
      income taxes related to the sale of ISG       (0.8)      (5.6)     (5.2)
   Payment received on royalty receivable             -        13.0      10.0
						                                             ------     ------    ------
Net cash used by investing activities             (297.1)    (178.0)    (10.3)
						                                             ------     ------    ------
FINANCING
Proceeds from issuance of debt                      37.3       17.8      21.1
Repayment of debt                                  (23.7)     (24.8)    (51.3)
Collateral deposits and restricted cash             20.9       (6.4)    (14.5)
Issuance of common stock under
   employee benefit plans                           18.0       11.2       2.9
Issuance of preferred stock, net of issuance
   costs                                           166.8         -         -
Payment of preferred dividends                     (17.1)     (10.0)    (10.0)
						                                             ------     ------    ------
Net cash provided (used) by financing activities   202.2      (12.2)    (51.8)
						                                             ------     ------    ------
Net change in cash and cash equivalents            139.1      (54.2)     63.8
Cash and cash equivalents at beginning of year     138.3      192.5     128.7
						                                             ------     ------    ------
Cash and cash equivalents at end of year          $277.4     $138.3    $192.5
                                           						  ======     ======    ======

===============================================
See accompanying notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1993 ANNUAL REPORT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and its majority-owned subsidiaries ("National" or the "Company"). All significant intercompany transactions are eliminated in consolidation. Investments in which National has less than 20 percent ownership are accounted for by the cost method.
	National has a fiscal year which ends on the last Sunday of May. Fiscal years 1993 and 1991 were each 52-week years. The fiscal year ended on May 31, 1992 was a 53-week year.

Revenue Recognition

Revenue from the sales of semiconductor products is generally recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Service and other revenues are recognized ratably over the contractual period or as the services are performed.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is provided using both accelerated and straight-line methods over the estimated useful lives of the respective assets, or in the case of property under capital lease, over the lesser of the useful life or lease term.

Income Taxes

The income tax provisions have been determined in accordance with Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes". Accordingly, the provision for income taxes includes Federal, state and non-U.S. income taxes currently payable or refundable and those deferred as a result of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax balances are determined using the tax rate expected to be in effect when the taxes will actually be paid or refunds received.
	In February 1992, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("FAS 109"), which must be adopted by the Company by fiscal 1994. FAS 109 requires that deferred liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. The Company will adopt FAS 109 in the first quarter of fiscal 1994 and has determined that adopting FAS 109 will not have a material effect on the consolidated financial statements.

Earnings Per Share

Primary earnings per share amounts presented are based on the weighted average number of common shares and common stock equivalents, which consist of the effect of common stock options under the Stock Option Plan and the Employee Stock Purchase Plan outstanding during each period using the treasury stock method. Common stock equivalents were anti-dilutive for fiscal 1992 and 1991 and were excluded from the calculations of earnings per share. Preferred dividends are reflected as adjustments to reported net earnings (loss) in the calculation of earnings (loss) per share. Fully diluted earnings per common share include any dilutive effects of the assumed conversion of the Convertible Exchangeable Preferred Shares and the Convertible Preferred Shares. If the result of these assumed conversions is dilutive, the dividend requirements for the Convertible Exchangeable Preferred Shares and the Convertible Preferred Shares are reduced while the average shares of Common Stock equivalents outstanding are increased. The conversion had a dilutive effect only in the fourth quarter of fiscal 1993.

Currencies

National's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation to U.S. dollars are included in the determination of net income in the period in which they occur. Aggregate net currency losses and the cost of hedging through forward exchange and currency option contracts before income taxes were $4.7 million, $9.0 million and $17.9 million in fiscal 1993, 1992 and 1991, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid debt instruments with a maturity of three months or less at the time of purchase. National maintains its cash balances in various currencies and a variety of financial instruments. The Company has not experienced any material losses relating to any short-term investment instruments it has used for excess cash balances.

Marketable Investments.   Marketable investments consist of commercial
paper, certificates of deposit, United States and Eurodollar time deposits, bankers' acceptances, securities issued by the United States Government, Corporate Notes and Bonds, and privately placed debt. Investments in time deposits and certificates of deposit are acquired from banks having combined capital and surplus of not less than $100 million dollars. Investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better. Short term marketable investments mature within one year or less and are carried at the lower of cost or market. As of May 30, 1993, carrying value of short term marketable investments approximates fair value. As of May 30, 1993, the fair value of long term investments which are carried at the lower of cost or market, was $13.9 million. Fair value for short term and long term marketable investments was based on quoted market prices.
	The Company's policy is to diversify the investment portfolio to reduce risk to principal from credit, geographic and investment sector risk. At May 30, 1993, investments were placed with a variety of different financial institutions or other issuers, and no individual non - U.S. government security, financial institution, or issuer exceeded 10 percent of total investments.

Receivables. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, automotive and telecommunications. National performs continuing credit evaluations of its customers and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Off Balance-Sheet Instruments. The Company utilizes various instruments, primarily forward exchange and currency option contracts, to manage its risk associated with currency fluctuations on certain sales commitments, anticipated sales commitments, and net non-U.S. dollar denominated asset and liability positions. Gains and losses on these instruments that are intended to hedge an identifiable commitment are deferred and included in the measurement of the related transaction. The instruments involve certain market and interest rate risks that exceed amounts recorded in the accompanying consolidated balance sheets. Cash flows from forward exchange contracts that are accounted for as hedges of identifiable transactions or events are classified in the same category as the cash flows from the item being hedged. Management believes that the Company's currency exchange contracts do not subject the Company to undue risk as a result of exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and commitments being hedged. In the event the counterparties are unable to meet the terms of these contracts, the Company's risk is limited to the currency rate differential. However, the Company does not anticipate non-performance by the counterparties. Notional amounts of these instruments are often used to express the volume of these contracts. At fiscal year-end, National had outstanding currency exchange contracts with net face values of $57.0 million (consisting of $15.0 million in forward exchange and $42.0 million in option contracts) and $83.0 million for the fiscal years ended 1993 and 1992, respectively. The amount to effectively close the forward contracts was $18.1 million based on prevailing currency exchange and interest rates as of May 30, 1993. The fair value of the currency option contracts was $0.2 million as of May 30, 1993.

Discontinued Operations

In fiscal 1991, discontinued operations reflect the changes in estimated amounts of accrued expenses net of income tax refunds that were originally recorded in fiscal 1989 in the gain on sale of National's former Information Systems Group.

Note 2.  Restructuring of Operations

During fiscal 1993, the Company continued the restructuring activities related to the charges recorded in 1992 and 1991. The Company sold its Bangkok, Thailand facility and also sold the Migdal Haemek, Israel facility to a joint venture, in which the Company has less than a 20 percent investment. The Company also continued activities related to the closure of a fabrication module at its Salt Lake, Utah location and announced the closure of a fabrication module in Santa Clara, California, with transtfer of production to other facilities. The Company continues to maintain accrued liabilities for restructuring activities not yet completed.
	During 1992, the Company recorded a restructuring charge of $149.3 million which related primarily to worldwide consolidations of underutilized manufacturing operations, including write-downs of certain assets, workforce reductions, and process transfers. During 1992, the Company closed its manufacturing facilities in Brazil and Hong Kong, ceased discrete wafer fabrication operations in Santa Clara, California, began the transfer of certain fabrication processes, and reduced portions of its workforce in certain locations worldwide.
	During 1991, National incurred a $119.6 million restructuring charge in connection with the Company's exit from the very high-speed, high-density static random access memory business, which resulted in the sale of its Puyallup, Washington, wafer fabrication facility. The restructuring activities also included a worldwide reduction in workforce, closure of its Tucson, Arizona, assembly and test operations, and consolidation of certain wafer fabrication facilities.

Note 3.  Consolidated Balance Sheet Details
(in millions)
					                                    1993        1992
                                   					-------     -------
INVENTORIES
Raw materials                           $  24.6     $  19.8
Work in process                           117.7       137.0
Finished goods                             47.3        51.0
				                                   	-------     -------
Total inventories                       $ 189.6     $ 207.8
			                                   		=======     =======
PROPERTY, PLANT AND EQUIPMENT
Land                                    $   8.9     $   9.5
Buildings and improvements                317.6       328.9
Machinery and equipment                 1,152.1     1,173.5
Construction in progress                  133.7       123.0
				                                   	-------     -------
Total property, plant and equipment     1,612.3     1,634.9
Less accumulated depreciation and
  amortization                          1,034.9     1,116.2
	                                   				-------     -------
Total property, plant and equipment,
  net                                   $ 577.4     $ 518.7
				                                   	-------     -------
ACCRUED EXPENSES
Payroll and employee related            $  96.9     $  75.4
Restructuring of operations                44.9        90.3
Other                                      90.2        46.2
				                                   	-------     -------
Total accrued expenses                  $ 232.0     $ 211.9
                                   					=======     =======

Other noncurrent liabilities consist principally of tax related accruals as well as accrued restructuring expenses and deferred compensation.


Note 4.  Debt Financing

Debt consists of the following:

(in millions)                              1993        1992
                                    					-------     -------
Bank borrowings generally due within
  one year                              $   --      $   3.0
Installment and other notes at
  6.5%-9.8%                                 9.7        26.8
Mortgage payable at 8.9%                   11.4         --
Note payable at 4.1%                       13.0         --
Note payable at 8.75%                       7.9         9.5
Obligations under capital leases            5.9         6.1

Total loans payable                        47.9        45.4
Short-term borrowings and current
  portion of long-term debt               (10.6)      (11.5)
                                    					-------     -------
Long-term debt                          $  37.3     $  33.9
	                                    				=======     =======

	Installment and other notes consist primarily of obligations of certain non-U.S. subsidiaries and are generally unsecured. At May 30, 1993, the fair value of debt approximates carrying value. Fair value was determined based on the nature of the instruments and current prevailing interest rates for borrowings.
	The mortgage payable at 8.9% is payable in monthly installments through 1995 and is secured by machinery and equipment. The note payable at 4.1% is a variable interest loan at the U.S. dollar
Singapore Interbank Offer Rate plus .75 percent and is due in quarterly installments through 1999. The 8.75% note is payable in quarterly installments of principal and interest through 1997 and is secured by certain machinery and equipment.
	For each of the next five years and thereafter, debt and capital lease obligations are as follows:

					                                   Total Debt
(in millions)                       (Principal only)
                             				    ----------------
1994                                           $10.6
1995                                            11.0
1996                                            14.1
1997                                             4.4
1998                                             2.2
Thereafter                                       5.6
                             				    ----------------
Total                                          $47.9
				                                 ================

	The Company's multicurrency and revolving financing agreements make funds available in the form of multicurrency loans, letters of credit and standby letters of credit in favor of National. The multicurrency loan agreement ($20 million) expires in December 1993 and the revolving credit agreement which includes letters of credit and standby letters of credit ($75 million) expires in December 1994. At May 30, 1993, $57.7 million of the combined total commitment was utilized, primarily to support letters of credit.
	These agreements contain restrictive covenants, conditions and default provisions which, among others, require the maintenance of financial ratios and certain levels of tangible net worth and profitability. At May 30, 1993, under the most restrictive covenant, no more than approximately $44.7 million was available for payment of dividends on the Company's common stock.

Note 5.  Interest

(in millions)                   1993       1992       1991
                      			     -------    -------    -------
Interest income                 $7.3       $8.8       $9.4
Interest expense                (4.4)      (3.4)      (5.8)
			                           -------    -------    -------
Interest, net                   $2.9       $5.4       $3.6
                      			     =======    =======    =======

Note 6.  Income Taxes

Worldwide pretax earnings (loss) from continuing operations and income taxes (benefit) consisted of the following:

(in millions)                   1993       1992       1991
                      			     -------    -------    -------
Income (loss) before
  income taxes:
U.S.                           $58.6    $(121.9)   $(126.5)
Non-U.S.                        91.3        4.9      (22.5)
			                           -------    -------    -------
			                           $149.9    $(117.0)   $(149.0)
			                           =======    =======    =======
Income taxes (benefit):
  Current:
    U.S. Federal                 1.4         -          -
    U.S. state and local         2.6         -        (0.3)
    Non-U.S.                    12.1        3.4        1.8
			                            -------    -------    -------
			                            	16.1        3.4        1.5
			                            =======    =======    =======
  Deferred:
    U.S. Federal                  -          -          -
    Non-U.S.                     3.5       (0.3)      (0.2)
			                            -------    -------    -------
				                             3.5       (0.3)      (0.2)
			                            -------    -------    -------
			                             $19.6       $3.1       $1.3
			                            =======    =======    =======

	Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The deferred tax expense (benefit) reflected above is attributable primarily to depreciation, accruals and allowances.
	The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported worldwide tax expense follows:

(in millions)                   1993       1992       1991
                       			     -------    -------    -------
U.S. Federal statutory tax
  rate                           34%        34%        34%
Income tax expense (benefit) at
Federal statutory rate         $51.0     $(39.8)    $(50.7)
(Utilized) unutilized non-U.S.
  losses and tax differential
  related to non-U.S. income     1.5        5.4       21.5
U.S. state and local taxes       2.6         -        (0.3)
(Utilized) unutilized U.S.
  operating losses             (41.3)      37.0       27.3
Sale of Bangkok facility         3.9         -          -
Other                            1.9        0.5        3.5
			                           -------    -------    -------
Reported income tax expense    $19.6       $3.1       $1.3
			                           =======    =======    =======

	The temporary difference relating to the unremitted earnings of non-U.S. subsidiaries for which a deferred tax liability has not been recognized approximates $360 million at May 30, 1993. The additional taxes which may become due if those earnings were to be remitted to the U.S. are estimated to be $8.2 million after utilization of U.S. tax credits and net operating loss carryforwards. However, it is management's intent that these earnings remain invested indefinitely.
	At May 30, 1993, National had a U.S. net operating loss carryforward of approximately $346 million for financial reporting purposes and $65 million for tax return purposes. Credit carryforwards are approximately $58 million for financial reporting purposes and $81 million for tax return purposes which expire through 2008. National also had operating loss carryforwards in certain non-U.S. jurisdictions.
	The U.S. Internal Revenue Service ("IRS") examinations of National's U.S. Federal income tax returns for fiscal years 1976-1982 resulted in the issuance of deficiency notices during fiscal 1989 and 1990 seeking additional taxes amounting to approximately $76 million (exclusive of interest). National filed petitions with the United States Tax Court contesting the deficiency notices and the cases were consolidated for trial.

National and the IRS subsequently settled all issues for fiscal years 1976 through 1982 except for intercompany product transfer prices. This settlement reduced the additional taxes being sought to approximately $52 million (exclusive of interest). Trial in the case was held in February 1993 and briefs were filed in June 1993, but the Company is not able to predict when a decision will be rendered. As a result of the length of time which has elapsed since the fiscal years in question as well as the effect of compounding, the amount of any tax liability ultimately owed would be a multiple of the amount of the underlying additional tax. The Company's tax returns for fiscal 1983 through 1985 are under examination by the IRS and the Company expects the IRS to raise similar issues. The Company believes the amounts paid or accrued are adequate.

Note 7.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
	The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20% or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20% of the Company's common stock. If such person or group actually acquires 30% or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50% or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
	The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20% or more of the Company's outstanding common stock. The Rights will expire August 8, 1998, unless earlier redeemed.
	As of May 30, 1993, National had 250,000 shares of $40.00 Convertible Exchangeable Preferred Shares, $0.50 par value, (the "Exchangeable Preferred Shares") issued and outstanding. The liquidation value of each Exchangeable Preferred Share is $500 plus unpaid dividends. The Exchangeable Preferred Shares are convertible at any time at the option of the holder into common stock at the rate of 33 shares of common stock for each Exchangeable Preferred Share. The Exchangeable Preferred Shares are exchangeable at the option of the Company, in whole but not in part, on any dividend payment date for 8% Convertible Subordinated Debentures due 2010 at the rate of $500 principal amount of Debentures for each Exchangeable Preferred Share.
If these Debentures are issued, commencing no earlier than 1996, the Company is required to make annual payments into a sinking fund to provide for their redemption. The sinking fund requirement is approximately $6.3 million annually beginning fiscal 1997 to 2010. The Exchangeable Preferred Shares are redeemable for cash at any time at the option of the Company, in whole or in part, at prices declining to $500 per share, on or after September 1, 1995, plus unpaid dividends. Dividends on the Exchangeable Preferred Shares at an annual rate of $40 per share are cumulative and payable quarterly in arrears, when and as declared by the Company's Board of Directors. Holders of Exchangeable Preferred Shares are entitled to limited voting rights.
	In October 1992, National issued 345,000 shares of $32.50 Convertible Preferred Shares, $0.50 par value (the "Convertible Preferred Shares"). The liquidation preference of each Convertible Preferred Share is $500 plus unpaid dividends. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock at the rate of 35.273 shares of common stock for each Convertible Preferred share. On or after November 1, 1995, and if the closing price of the Company's common stock on the New York Stock Exchange exceeds $17.72 for twenty trading days within any period of thirty consecutive trading days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for the number of shares of common stock as are issuable at a conversion rate of 35.273 shares of common stock for each Convertible Preferred Share. The Convertible Preferred Shares are not entitled to the benefit of any sinking fund. Dividends on the Convertible Preferred Shares at an annual rate of $32.50 per share are cumulative and payable quarterly in arrears, when and as declared by the Company's Board of Directors. Holders of Convertible Preferred Shares are entitled to limited voting rights.
	 National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings except those required for preferred stock dividends.
	Periodically, National may purchase its own shares on the open market, but has not purchased any of its shares in the last three fiscal years.

Note 8.  Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 27,754,929 shares of the Company's common stock. Generally, the terms of this plan provide that options be granted at the market price on the date of grant and expire up to a maximum of 10 years and one day after grant or 3 months after termination of employment (up to 5 years after termination due to death, disability, or retirement), whichever occurs first. Options generally become exercisable ratably over a four-year period. In December 1990, options for 10,686,664 shares were cancelled and new options for 10,686,664 shares were granted at the market price of the Company's common stock on the date of the new grant.
	National also has an employee stock purchase plan which authorizes the granting of options and the issuance of up to 14,950,000 shares of common stock in annual or more frequent offerings to eligible employees in amounts related to their basic annual compensation. From the date of grant, the options become exercisable after 13 months and expire after 27 months. The option price is determined by the Stock Option and Compensation Committee of the Board of Directors but may not be less that 100 percent of the market value on the date of grant or 85 percent of the market value on the date of exercise, whichever is lower.

	Changes in options outstanding under the stock option and purchase plans during fiscal 1992 and 1993 were as follows:

				                                Number       Price
				                             of shares       per
			                          (in millions)       share
                     			     -------------       ------------------
Outstanding May 26, 1991              15.6       $3.75 to $14.75
Granted                                4.5       $4.63 to $9.13
Exercised                             (2.5)      $3.40 to $8.88
Cancelled                             (1.2)      $3.75 to $14.75
- -------------------------------------------------------------------
Outstanding May 31, 1992              16.4       $3.75 to $14.75
Granted                                2.9       $9.00 to $13.75
Exercised                             (3.4)      $3.75 to $11.50
Cancelled                             (0.7)      $3.75 to $14.75
- -------------------------------------------------------------------
Outstanding at May 30, 1993           15.2       $3.75 to $14.75
Exercisable at May 30, 1993            5.4       $3.75 to $14.75
===================================================================
Expiration dates:  From February 2, 1994 to April 22, 2003
- -------------------------------------------------------------------

As of May 30, 1993, 23.4 million shares were reserved for issuance under the stock option and purchase plans, including shares available for future option grants.

Note 9.  Other Stock Plans

National has a director stock plan approved by stockholders in fiscal 1993. The director stock plan authorizes the issuance of up to 200,000 shares of the Company's common stock to eligible non-employee directors of the Company. The common stock was issued automatically to eligible directors upon approval of the director stock plan by the stockholders and is issued automatically thereafter to eligible new directors upon their appointment to the Board and to all eligible directors on the subsequent election to the Board by stockholders. As of May 30, 1993, 8,000 shares had been issued under the director stock plan and 192,000 shares were reserved for future issuances.
	National has a performance award plan approved by stockholders in fiscal 1993 which authorizes the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Performance plan cycles are three to five years depending on specific performance measurements, and the earliest a payout can occur is the third year of a performance plan cycle. Plan participants currently consist of a limited group of senior executives. No shares were issued under the performance award plan during fiscal 1993. The first payout, if any, under the plan would occur in fiscal 1996, and expense recorded in fiscal 1993 under the plan was not material.


Note 10.  Benefit Plans

Retirement and Savings Programs. National's Retirement and Savings Program for U.S. employees consists of two plans as follows:
	The profit sharing plan in fiscal 1993 requires company contributions of the greater of five percent of consolidated net earnings before income taxes or one percent of payroll (as defined).
In fiscal 1992 and 1991, the plan required contributions of five percent of consolidated net earnings before income taxes. As the Company was not profitable in 1992 or 1991, there was no plan expense. Contributions were previously made and invested in National's common stock but are now made and invested 25% in National's common stock and 75% in cash. As of May 30, 1993, 2.2 million shares of common stock were reserved for future company contributions.
	The salary deferral "401(k)" plan allows employees to defer up to twelve percent of their salaries, subject to certain limitations, with partially matching Company contributions. Contributions are invested in one or more of five investment funds at the discretion of the employee. One of the investment funds is a Company stock fund where contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have all been purchased on the open market and the Company has not issued any stock directly to the stock fund.
	The benefit restoration plan adopted in fiscal 1993 allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and defer greater percentages of compensation than would otherwise be permitted under the salary deferral "401(k)" plan and IRS regulations. The benefit restoration plan is a nonqualified and unfunded plan of deferred compensation and the Company credits accounts maintained under it with interest earnings each quarter.
	Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:

(in millions)                   1993       1992       1991
                      			     -------    -------    -------
Profit Sharing Plan             $7.9         -          -
- ----------------------------------------------------------
Salary deferral "401(k)" plan   $4.1       $1.6       $1.8
- ----------------------------------------------------------
Non-U.S. pension and
  retirement plans              $5.4       $4.9       $4.2
==========================================================

Postretirement Benefits Other Than Pensions. In December 1990, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 106, "Employer's Accounting for Postretirement Benefits other than Pensions" ("FAS 106"), which will become effective during fiscal year 1994. The statement requires that postretirement benefits, primarily health care benefits, be fully accrued by the date that employees attain full eligibility for all such benefits. Postretirement health care benefits for an insignificant number of individuals, formerly Fairchild employees, would require accrual under FAS 106. Management believes that adopting FAS 106 will not have a material impact on the Company's financial statements.

Postemployment Benefits. In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("FAS 112"), which will become effective during fiscal year 1995. The statement requires that postemployment benefits, primarily salary continuation and insurance continuation, be accrued for at the time the benefit is earned by the employee. Management believes that adopting FAS 112 will not have a material impact on the Company's financial statements.


Note 11.  Commitments and Contingencies

Commitments. The Company leases certain facilities and equipment under operating lease arrangements which expire at various dates through 2009. Rental expenses under operating leases were $58.9 million, $65.6 million, and $69.9 million in 1993, 1992, and 1991, respectively.
Minimum commitments under noncancelable operating leases are as follows:


		                                     			  (in millions)
                                     					  -------------
1994                                              $39.0
1995                                               23.7
1996                                               19.0
1997                                               16.5
1998                                               15.0
Thereafter                                        124.9
                                           						 ------
Total                                            $238.1
						                                            ======

Certain of the above lease arrangements relate to the facility sale and leaseback transactions made prior to 1990. Total commitments under these lease arrangements are $169.3 million as of May 30, 1993. These arrangements also require collateral in the form of standby letters of credit of approximately $41.6 million as of May 30, 1993. In connection with the joint venture established from the sale of the Migdal Haemek, Israel facility (discussed in Note 2), National has commitments to purchase fabricated wafers from the joint venture at competitive market prices over a period of three years. As of May 30, 1993, these commitments total $41.0 million, $32.0 million, and $24.0 million for fiscal years 1994, 1995, 1996, respectively, based on existing negotiated prices. Such commmitments may be reduced based on sales by the joint venture to other third parties or by reductions in negotiated prices.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of such underpayment. The Company filed an administrative petition for relief in October 1991. The Company believes that the ultimate resolution of this matter will not have a material financial impact on the Company.
	The Company has been named to the National Priorities List (Superfund) for its Santa Clara, California, site and has completed a Remedial Investigation/Feasibility Study with the Regional Water
Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan. Management believes that the potential liability, if any, in excess of amounts already accrued for the site remediation will not have a material effect on the Company's financial position.
	Other than the Santa Clara site, the other matters for which the Company has been named as a potentially responsible party ("PRP") are primarily instances where other PRP's have been principally responsible for the clean-up of hazardous wastes. The Company has accrued amounts related to certain of these matters and believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.
	On December 2, 1992, Hughes Aircraft Company ("Hughes") filed a patent infringement suit in Federal court against the Company, which was served on the Company on January 7, 1993. National has filed a complaint in state court for declaratory relief against both Hughes and its parent corporation, General Motors Corporation ("GM") alleging that, under a patent cross license agreement between GM and Fairchild Camera and Instrument Corporation (subsequently renamed Fairchild Semiconductor Corporation and purchased by the Company in October
1987), National is licensed under the patents at issue in the suit brought by Hughes. The Company believes the claims made by Hughes are without merit and that the ultimate resolution of this matter will not have a material financial impact on the Company's financial position.
	The Company is engaged in tax litigation with the IRS and the Company's tax returns are under examination by the IRS. See Note 6.
In addition to the foregoing, National is a party to other suits and claims which arise in the normal course of business. National believes any liability resulting from those matters would be immaterial to the Company's financial position.

Note 12.  Industry and Geographic Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products including analog integrated circuits, digital integrated circuits, mixed analog and digital circuits, microcontrollers, hybrid circuits, subsystems, electronic packaging, and miscellaneous services and supplies for the semiconductor industry and original equipment manufacturers. National operates in three main geographic areas. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the U.S., Asia and Europe in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.
	National conducts a substantial portion of its operations outside of the U.S. and is subject to hazards associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls, air transportation disruptions and employee relations.

						                                              Elim &
(in millions)          Americas   Europe    Asia    Corporate Consolidated
              		       --------  -------  --------  --------- ------------
1993
Sales to unaffiliated
  customers              $939.5   $413.2    $661.0    $    -      $2,013.7
Transfers between      --------   ------    ------    -------     --------
  geographic areas        415.6    120.0     558.1   (1,093.7)        -
		                     --------   ------    ------    -------     --------
Total sales            $1,355.1   $533.2  $1,219.1  $(1,093.7)    $2,013.7
		                     --------   ------    ------    -------     --------
Total assets             $539.7   $222.7    $436.6     $277.5     $1,476.5
		                     ========   ======   =======    =======     ========
1992
Sales to unaffiliated
  customers              $831.7   $373.4    $512.4    $    -      $1,717.5
		                     --------   ------    ------    -------     --------
Transfers between
geographic areas          360.1     99.8     485.9    (945.8)          -
		                     --------   ------    ------    -------     --------
Total sales            $1,191.8   $473.2    $998.3    $(945.8)    $1,717.5
		                     --------   ------    ------    -------     --------
Total assets             $387.3   $177.3    $385.8     $198.5     $1,148.9
		                     ========   ======   =======    =======     ========
1991
Sales to unaffiliated
  customers              $828.6   $385.5    $487.7    $    -      $1,701.8
		                     --------   ------    ------    -------     --------
Transfers between
geographic areas          382.4     95.2     520.7     (998.3)          -
		                     --------   ------    ------    -------     --------
Total sales            $1,211.0   $480.7  $1,008.4    $(998.3)    $1,701.8
		                     --------   ------    ------    -------     --------
Total assets             $395.6   $164.2    $375.7     $255.2     $1,190.7
              		       ========   ======   =======    =======     ========

Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(in millions)                   1993       1992       1991
                      			     -------    -------    -------
Cash paid (received) during
  the year for
  Interest expense on
    continuing operations       $4.5       $3.6       $6.7
			                             -----      -----      -----
  Income taxes on continuing
    operations                  $4.9      $ 7.1       $0.1
                      			       =====      =====      =====

During 1993 and 1992, the Company recorded capital lease obligations of $1.2 million and $6.4 million, respectively, related to the acquisition of machinery and equipment. Non cash financing activities in fiscal 1993 included the relief of debt of $12.3 million on the sale of the Migdal Haemek facility.

Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 1993 and 1992:

                          				First      Second     Third     Fourth
(in millions, except per)     Quarter     Quarter   Quarter    Quarter
  share amounts)
1993
Net Sales                      $472.4      $491.9    $491.5     $557.9
Gross Margin                    142.9       146.1     152.8      192.3
Net income                       21.9        35.3      26.9       46.2
Primary earnings per common    ======      ======    ======     ======
  share:                        $0.17       $0.27     $0.19      $0.35
			                            	=====       =====     =====      =====
Weighted average common and
  common equivalent shares
  outstanding                   114.8       116.0     115.6      117.6
			                            	=====       =====     =====      =====
Fully diluted earnings per
  share                           n/a         n/a       n/a      $0.33
Weighted average fully diluted
  shares                          n/a         n/a       n/a      138.6
				                              ===         ===       ===      =====
Common stock price - high      $11.75      $14.13    $13.63     $15.00
Common stock price - low        $8.50       $9.88    $10.13     $10.63
			                            ======      ======    ======     ======
1992
Net Sales                      $411.0      $413.2    $401.8     $491.5
Gross Margin                     93.9       112.6     115.4      148.1
Net income (loss)              (168.0)        5.9      14.5       27.5
Earnings (loss) per common     ======      ======    ======     ======
  share:                       $(1.64)      $0.03     $0.11      $0.22
Weighted average common and    ======      ======    ======     ======
  common equivalent shares
  outstanding                   103.8       103.9     111.4      114.4
		                            		=====       =====     =====      =====
Common stock price - high       $7.38       $6.62    $10.88     $11.50
Common stock price - low        $5.00       $3.88     $5.25      $8.25
			                            	=====       =====     =====      =====

Fiscal 1993 results of operations include patent licensing income of $43.7 million, of which $31.7 million, $8.3 million, and $3.7 million were included in the second, third and fourth quarters, respectively. Fiscal 1993 results of operations also include centralization costs for the sales distribution facilities of $10.1 million, primarily recorded in the second quarter. Fiscal 1993 results of operations include $11.9 million of legal fees incurred on the tax case (see Note 6), of which $1.5 million, $4.5 million, $3.2 million, and $2.7 million were incurred in the first, second, third and fourth quarters respectively. Also included in the third quarter of fiscal 1993 was a $4.7 million writedown of a minority investment.
	Fiscal 1992 results of operations include licensing income of $8.5 million and $13.1 million which was recorded in the third and fourth quarters, respectively.
	Preferred dividends are reflected as adjustments to reported earnings (loss) in the calculation of primary earnings (loss) per share. Fully diluted earnings per share are disclosed in the fourth quarter of 1993 as it was the only quarter in which the results were dilutive.
	The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 30, 1993, there were approximately 15,274 holders of the Company's common stock.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 1993 and May 31, 1992, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 30, 1993. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
	We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
	In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 30, 1993 and May 31, 1992, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 1993 in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK


San Jose, California
June 11, 1993

MANAGEMENT

DIRECTORS

Peter J. Sprague
Chairman of the
Board of the
Company and Private
Financier

Gilbert F. Amelio
President and Chief
Executive Officer
of the Company

Gary P. Arnold*
President and Chief
Executive Officer,
Analogy, Inc.

Robert Beshar*
Attorney in private
practice

Richard J. Danzig*
Partner, Latham &
Watkins, Attorneys

J. Tracy O'Rourke
Chairman and Chief
Executive Officer,
Varian Associates,
Inc.

Charles E. Sporck
Formerly President
and Chief Executive
Officer of the
Company

Donald E. Weeden*
Chief Executive,
Weeden & Co.

Harry H. Wetzel*
Retired.  Formerly
Chairman and Chief
Executive Officer
of The Garrett
Corporation
(retiring from the
Board effective
October 1993)

*Member of the
Audit Committee

OFFICERS

Gilbert F. Amelio
President and Chief
Executive Officer

Donald P. Beadle
Senior Vice
President and
Executive Advisor

Richard M. Beyer
President,
Communications and
Computing Group

Patrick J. Brockett
President,
International
Business Group

Charles P.
Carinalli
Senior Vice
President and Chief
Technical Officer

John M. Clark, III
Senior Vice
President, General
Counsel and
Secretary

Robert G. MacLean
Vice President,
Human Resources

Donald Macleod
Senior Vice
President,
Finance and Chief
Financial Officer

R. Thomas Odell
Co-President,
Standard Products
Group

Edgar R. Parker
Senior Vice
President, Quality
and Reliability

Kirk P. Pond
Co-President,
Standard Products
Group

Richard L. Sanquini
Senior Vice
President,
Intellectual
Property Protection
and Business
Development

George M. Scalise
Senior Vice
President and Chief
Administrative
Officer

David S. Dahmen
Treasurer

Robert B. Mahoney
Controller

John G. Webb
Vice President,
Taxes


TRANSFER AGENT AND
REGISTRAR
The First National
Bank of Boston
P.O. Box 644
Boston,
Massachusetts
02102


INDEPENDENT
AUDITORS
KPMG Peat Marwick

	WORLDWIDE OPERATIONS

	Headquarters
	National Semiconductor Corporation
	2900 Semiconductor Drive
	P.O. Box 58090
	Santa Clara, California  95052-8090
	Telephone (408) 721-5000

	Manufacturing Facilities
	Santa Clara, California; South Portland, Maine; Murrysville, Pennsylvania; Arlington,
	Texas; West Jordan, Utah; Malacca,Malaysia; Penang, Malaysia;
 Cebu,Philippines;
	Greenock,Scotland; Singapore


	SHAREHOLDER INFORMATION

Common Stock Data
The Company's common stock is traded on the New York Stock
Exchange and the Pacific Stock Exchange.

Annual Meeting of Shareholders
The annual meeting will be held on or about October 1, 1993. A notice of the meeting, together with a form of proxy and a proxy statement, will be mailed to shareholders on or about August 25, 1993, at which time proxies will be solicited by the Board of Directors.


FORM 10-K
If you would like to receive a free copy of the Company's "Form 10-K", filed with the Securities and Exchange Commission, please send your request to:

Investor Relations
Mailstop 10-397
National Semiconductor Corporation
P.O. Box 58090
Santa Clara, California  95052-8090
Telephone (408) 721-5800  Fax (408) 721-7254

Exhibit 22.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 30, 1993, all of which are included in the consolidated financial statements of the registrant:

                      			       State or                          Percent of
			                             other             Other country   voting
		                      	       jurisdiction      in which        securities
			                             of                subsidiary is   owned by
Name                           incorporation     registered      National

Dyna-Craft, Inc.                California                       100%
Stamping Technology Corp.       California                       100%
National Semiconductor          Delaware                         100%
	International, Inc.
DTS Caribe, Inc.                Delaware                         100%
N.S. Publications, Inc.         Delaware                         100%
National Semiconductor          Delaware                         100%
	Property, Inc.
Fairchild Semiconductor Corp.   Delaware                         100%
National Semiconductor          France                           100%
	France S.A.
National Semiconductor GmbH     Germany          Belgium         100%
National Semiconductor          Israel                           100%
	(I.C.) Ltd.
National Semiconductor Sp.A.    Italy                            100%
National Semiconductor A.B.     Sweden                           100%
National Semiconductor          Great Britain    Denmark         100%
	(U.K.) Ltd.                              Ireland/
						 Finland/Norway
						 Spain
National Semiconductor          Netherlands                      100%
	Benelux B.V.
National Semiconductor          Switzerland                      100%
	International
	Finance S.A.
National Semiconductor          Australia                        100%
	(Australia)  Pty. Ltd.
National Semiconductor          Hong Kong                        100%
	(Hong Kong) Limited
National Semiconductor          Hong Kong        Taiwan          100%
	(Far East) Limited
Consumer Electronics Limited    Hong Kong                        100%
National Semiconductor (HK)     Hong Kong        Philippines     100%
	Distribution Ltd.
National Semiconductor          Japan                            100%
	(Service) Ltd.
National Semiconductor          Japan                            100%
	Japan Ltd.
National Semiconductor          Malaysia                         100%
	SDN. BHD.

Exhibit 22.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT


			                            State or                          Percent of
			                            other             Other country   voting
			                            jurisdiction      in which        securities
                     			       of                subsidiary is   owned by
Name                           incorporation     registered      National

National Semiconductor          Malaysia                         100%
	Technology SDN. BHD.
DynaCraft SDN. BHD.             Malaysia                         100%
National Semiconductor Pte.     Singapore                        100%
	Ltd.
National Semiconductor          Singapore                        100%
	Asia Pacific Pte. Ltd.
National Semiconductor          Singapore                        100%
	Manufacturer            Singapore
	Pte. Ltd.
National Semiconductor          Canada                           100%
	Canada Inc.
National Semicondutores         Brazil                           100%
	do Brasil  Ltda.
Fairchild Semicondutores        Brazil                           100%
	Ltda.
Electronica NSC de Mexico,      Mexico                           100%
	S.A. de C.V.
ASIC Limited                    Bermuda                          100%

Exhibit 25.0
POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Gilbert F. Amelio, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1993 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

   	 SIGNATURE                               DATE



     GILBERT F. AMELIO                       July 13, 1993
     -----------------------
     Gilbert F. Amelio

     PETER J. SPRAGUE                        July 13, 1993
     -----------------------
     Peter J. Sprague

     GARY P. ARNOLD                          July 13, 1993
     -----------------------
     Gary P. Arnold

     ROBERT BESHAR                           July 13, 1993
     -----------------------
     Robert Beshar

     RICHARD J. DANZIG                       July 13, 1993
     -----------------------
     Richard J. Danzig

     J. TRACY O'ROURKE                       July 13, 1993
     -----------------------
     J. Tracy O'Rourke

     CHARLES E. SPORCK                       July 13, 1993
     -----------------------
     Charles E. Sporck

							      Exhibit 25.0
							      (page 2)


     DONALD E. WEEDEN                        July 13, 1993
     -----------------------
     Donald E. Weeden

     HARRY H. WETZEL                         July 13, 1993
     -----------------------
     Harry H. Wetzel

     DONALD MACLEOD                          July 13, 1993
     -----------------------
     Donald Macleod

     ROBERT B. MAHONEY                       July 13, 1993
     -----------------------
     Robert B. Mahoney