Form 10-K
period 1994-05-29
NATIONAL SEMICONDUCTOR CORP
filed 1994-07-28
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 29, 1994
OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) For the transition period
from       to      .

Commission File Number: 1-6453

                    NATIONAL SEMICONDUCTOR CORPORATION
         (Exact name of registrant as specified in its charter)

    DELAWARE                     95-2095071
    --------                     ----------
   (State of incorporation)     (I.R.S. Employer Identification Number)

              2900 SEMICONDUCTOR DRIVE,  P.O.  BOX 58090
                 SANTA CLARA, CALIFORNIA 95052-8090
                 ----------------------------------
              (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
Title of Each Class                             Which Registered
- - -------------------                             ------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been
subject to such filing requirements for the past 90 days. Yes X . No   .

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non affiliates of the registrant as of July 22, 1994, was approximately $1,989,708,418.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of July 22, 1994, was 122,925,135.

                  DOCUMENTS INCORPORATED BY REFERENCE
      Document                                     Location in Form 10-K
      --------                                     ---------------------
1994 Annual Report to Shareholders (pp. 23-48,50)    Parts I, II and IV

Portions of the Proxy Statement for the                   Part III
   Annual Meeting of Stockholders to be
   held on or about September 30, 1994.

Portions of the Company's Registration                    Part IV
   Statement on Form S-3, Registration
   No. 33-48935, which became effective
   October 5, 1992.

Portions of the Company's Registration                    Part IV
   Statement on Form S-3, Registration
   No. 33-52775, which became effective
   March 22, 1994.

Portions of the Proxy Statement for the                   Part IV
   Annual Meeting of Stockholders held
   October 30, 1992.

The Index to Exhibits is located on pages 27-28.

                                 PART I

ITEM 1. BUSINESS

General
National Semiconductor Corporation (hereinafter including its subsidiaries and referred to as "National" or the "Company") designs, develops, manufactures and markets a broad line of semiconductor products using analog, digital, and mixed signal technology for applications in the analog intensive, communications, and personal systems market places.
      National, a global supplier of semiconductor products, was incorporated under the laws of the State of Delaware in 1959.
        During fiscal 1994, the Company essentially completed its manufacturing consolidation and reduction in cost structure in accordance with the restructuring plan announced in previous years, including the closure of a wafer fabrication module in its Salt Lake, Utah facility, and the closure of a wafer fabrication line in Santa Clara, California. In addition, the Company completed most of the process transfers from its Santa Clara facility to the Greenock, Scotland fabrication facility and completed the transfer of Mil Aero manufacturing to its Singapore facility. The Company continued to reduce headcount and related infrastructure at its Santa Clara facility. In 1994, the Company also decided to consolidate its Dynacraft, Inc. ("DCI") business, consolidate a product division, and decentralize product engineering support functions. These actions will take place in fiscal 1995 and will involve asset dispositions, involuntary severance, and personnel relocation.
      The Company operates in one industry segment. The information with respect to sales and identifiable assets for National's geographic segments appearing on page 43-44 of the Company's 1994 Annual Report to Shareholders under the caption "Industry and Geographic Segment Information" is incorporated herein by reference.

Products
Semiconductors are either integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging for connection to a circuit board or substrate.
      National manufactures a broad variety of products including industry standard, application-specific standard and certain custom devices. National's products are used in numerous commercial and consumer applications, including personal systems, data processing, local area networking, telecommunications, automotive, industrial and military applications.
      The Company's business is organized around two major operating groups, the Communications and Computing Group ("CCG") and the Standard Products Group ("SPG"). CCG is structured around applications-focused product lines which use the Company's core technologies to serve selected vertical markets such as Ethernet local area networks, data and telecommunications, personal systems peripherals and office automation. SPG primarily addresses broad, horizontal markets and focuses on large, high volume product lines, including analog, digital logic, discrete and certain memory products; however, its products are aligned to complement vertical market focus. Included within SPG is the Company's wholly-owned subsidiary, DCI, which supplies semiconductor packaging products and technology.

Standard Products Group
In SPG, the Company focuses its core strengths in both analog and digital technologies to primarily design and manufacture high volume products. In addition to DCI, SPG is comprised of three divisions:
Analog, Data Management and Memory. For fiscal 1994, sales by SPG represented approximately two-thirds of the Company's total sales.
      Analog Division. National continues to be a leader in analog products and technology, which has been one of the Company's critical core competencies since its inception. Analog devices control continuously variable functions (such as light, color, sound, and power) and are used in automotive, telecommunications, audio/video and many industrial applications. The Company's analog products include high-performance operational amplifiers, power management circuits, data acquisition circuits and voltage regulators. National provides a variety of analog products including standard products, application-specific products and full custom products, as well as advanced mixed analog-digital solutions.
The Company's mixed-signal products include circuits for video monitors and consumer audio products, real-time clocks, automotive, custom linear ASIC ("CLASIC"), and peripheral drivers. The Company's discrete products are comprised primarily of transistors and diodes which are used as control and actuating devices in a broad range of electronic systems.
      Data Management Division. In order to properly reflect the breadth of products in this division, the Digital Logic division was renamed Data Management in fiscal 1994. This division's products incorporate bipolar, CMOS and BiCMOS technologies for high-performance applications such as switching and data manipulation. These applications are used in a variety of communications applications and computationally intensive applications such as workstations and computers, where the Company's FACT, FAST, BCT and 100K ECL product families are industry standards. The Data Management division also contains mass storage products which include a wide range of circuits found in high-performance disk drives such as read/write amplifiers, pulse detectors, data synchronizers, encoder/decoder circuits, and a family of motor-speed and head-positioning control devices.
      Memory Division. The Company's memory products are used primarily in computers and information terminals for temporary or permanent data storage. National's principal memory products include electronically programmable read only memories ("EPROMS") and electronically erasable programmable read only memories ("EEPROMS").

Communications and Computing Group
In CCG, the Company utilizes its technological strengths, particularly in networking and mixed-signal technology, to provide solutions primarily for the communications and personal systems markets. Mixed-signal circuits combine analog and digital functions to link computers together over local and wide area networks, transmit data over telephone lines, display images on a computer screen and enable computers to store and access data on disk drives. CCG consists of three operating divisions: Local Area Networks ("LAN"), Wide Area Networks ("WAN"), and Embedded Systems. For fiscal 1994, CCG sales represented approximately one-third of the Company's total sales.
      Local Area Networks Division. The worldwide market for Ethernet LAN products has experienced significant growth in the last several years. LANs enable individual computer users within a building to share data as a work-group. National is the world's leading supplier of LAN Ethernet controller chipsets, which are currently the dominant protocol for LANs. National's LAN family includes a number of sophisticated control functions for networking over standard twisted-pair telephone wiring such as the Systems Oriented Network Interface Controller ("SONIC-T"), the AT/LANTIC single chip network controller for personal computers, and the Repeater Interface Controller ("RIC") for use with hubs. Through an alliance with Novell, Inc., the Company also markets its own line of Ethernet adapter cards under its Info-Mover trademark. The LAN division is also developing products in wireless networking which operate independent of twisted-pair or coaxial cabling. The Company also offers a Token-Ring LAN solution through an alliance with IBM.
      Wide Area Networks Division. The Wide Area Networks ("WAN") division offers products which allow customers to transmit large amounts of data at high speed from one office to another anywhere in the world. The WAN division also includes wireless communication products and high performance Application Specific Integrated Circuit ("ASIC") products. The Company currently supplies numerous solutions that address existing telecommunications equipment as well as next generation SONET/ATM transmission equipment.
      Embedded Systems Division. Embedded control products include 4-, 8-, and 16-bit microcontrollers which combine customized logic and memory circuits in a single device. National's embedded control portfolio also includes 16- and 32-bit microprocessor devices for laser printers, high-speed facsimile machines, scanners and other imaging applications. The Embedded Systems division also includes the Company's Super I/O family of input/output devices used on the motherboard of personal computers. A line of voice processors is used in digital (tapeless) telephone answering machines and other voice-controlled applications.

Marketing and Sales
The Company markets its products throughout the world primarily to original equipment manufacturers ("OEMs") through its own sales force and indirectly through distributors. National's marketing and sales effort is organized around four autonomous regional divisions: The Americas (primarily the United States), Asia, Europe and Japan.
       The Company has also established cross-regional marketing groups which are responsible for specific customers with worldwide operations. A comprehensive, state-of-the-art customer service center in Arlington, Texas exists to centralize customer service operations in the United States and to handle customer inquiries more effectively.
      National augments its sales effort with application engineers based in the field. These engineers are specialists in National's complex product portfolio and work with customers to design-in National parts for their systems. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
      In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products, and under specific conditions, repurchases products that are unsold, slow-moving or have been discontinued by the Company. Revenue on shipment to distributors is recognized when products are shipped, with provisions for estimated returns and allowances recorded at the time of shipment.

Customers
National is not dependent upon any single customer, or upon any single group of customers, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1994.

Backlog
Semiconductor backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices which are contractually subject to price or quantity revisions are, as a matter of industry practice, rarely enforced. For these reasons, National does not believe that the amount of backlog at any particular date is meaningful.

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the fourth fiscal quarter which corresponds roughly to the middle of the calendar year.

Manufacturing
National has essentially completed a program designed to both consolidate its manufacturing facilities by closing outdated plants and to expand and upgrade certain facilities to create "centers of excellence" for key manufacturing technologies. Within the last two years, the Company has sold or closed facilities in Bangkok, Thailand; Campinas, Brazil; Kowloon, Hong Kong; and Tucson, Arizona; and has transferred a plant in Israel to a minority-owned joint venture. In addition, the Company has closed significant parts of its wafer manufacturing structure in the Salt Lake, Utah plant and Santa Clara, California facility. The Company is establishing its CMOS center of excellence at its Arlington, Texas facility, its analog center of excellence at its Greenock, Scotland facility, and has designated its South Portland, Maine facility as its BiCMOS center of excellence.
      The design of semiconductor products is based upon customer requirements and general market trends and needs. These designs are compiled and digitized by state-of-the-art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of the integrated circuit continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.
      The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in four facilities in the United States as well as in a facility in Scotland. Nearly all of the product assembly and final test is performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. National also utilizes manufacturing capacity of a minority-owned joint venture which operates the Company's former facility in Israel.
      The Company's primary process technologies include a family of core processes, including Complimentary Metal Oxide Silicon ("CMOS"). These processes have been adapted for mixed signal applications. National also has optimized its CMOS process for nonvolatile memories, both ultraviolet and electrically erasable.
There are a number of bipolar processes supporting the Company's standard products. Of particular importance are several families of processes that are optimized for manufacturing the Company's analog products. In addition, the Company employs several processes that combine bipolar and CMOS technologies. These BiCMOS processes are used for their ability to combine very high performance with low power. One of the more sophisticated of these processes is the ABiC-IV, which the Company operates in a pilot line.

Raw Materials
National's manufacturing processes make use of many raw materials, such as silicon wafers, chemicals and gases, ceramic and plastic packages, and various types of precious and other metals. The Company obtains its raw materials and supplies from diverse sources. Although supplies for the materials used by the Company are currently adequate, shortages could occur in various essential materials due to interruption of supply or due to sudden increases in demand by semiconductor manufacturers.

Research and Development
National's research and development ("R&D") is performed at two levels. At the corporate level, process development and a limited amount of basic research are performed. At the operating division level, R&D is performed to define and develop products specific to the operating divisions as well as process development. Over time, the Company envisions initial process capability will be prototyped in corporate R&D facilities but more and more of the actual process development as well as product design will be performed in the operating divisions. R&D expenses were $257.8 million for fiscal 1994 and were primarily directed toward high potential markets in personal systems, communications, and analog-intensive markets.

Patents
National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The Company licenses certain of its patents to other manufacturers and participates in a number of cross-licensing arrangements with other parties. In addition, the Company is currently involved in a program to further capitalize on its intellectual property assets through licensing of its intellectual property.

Employees
At May 29, 1994, National employed approximately 22,300 people of whom approximately 7,700 were employed in the United States, 2,000 in Europe, 12,100 in Southeast Asia and 500 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be excellent.

Competition and Risks

The Semiconductor Industry
The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and powerful products. The result is a cyclical economic environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required for products and processes. The Company may experience periodic fluctuations in its operating results because of industry-wide conditions. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business may be only part of their overall operations, such as Motorola, Inc., SGS-Thompson Microelectronics SA, Texas Instruments Incorporated, and Advanced Micro Devices, Inc. National also competes with a large number of smaller companies that target particular niche markets such as Linear Technology Corporation and Cirrus Logic, Inc. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets.

International Operations
National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control, such as fluctuations in foreign currency rates, instability of foreign economies, government changes, and U.S. and foreign laws and policies affecting trade and investment. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, there can be no assurance that such problems will not arise in the future. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had nor will have a material effect upon the Company's capital expenditures, earnings, competitive position, or results of operations. (See also Item 3, Legal Proceedings of this Form 10-K.)

ITEM 2.  PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. The Company's major domestic sites are primarily devoted to wafer fabrication, research and development, and general management and administration. These domestic sites include plants located in Santa Clara, California; South Portland, Maine; Arlington, Texas; Murraysville, Pennsylvania; and Salt Lake, Utah.
Other wafer fabrication facilities are located in Greenock, Scotland. Assembly and test functions are performed primarily in facilities located in Southeast Asia; specifically, Malacca and Penang, Malaysia; Cebu, Philippines; and Singapore. Regional sales headquarters are located in Santa Clara, California; Munich, Germany; Kowloon, Hong Kong; and Tokyo, Japan. National maintains local sales offices in various locations primarily throughout North America, Europe, Southeast Asia, Japan, and China. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices.
      The Company is party to certain sale and subsequent operating leaseback transactions involving its manufacturing facility in Arlington, Texas and its research and development facility in Santa Clara, California. These leaseback agreements require collateral in the form of standby letters of credit and compliance with financial covenants. In June 1994, the Company entered into a letter of intent with the lessor to purchase the equity interest held by the lessor in the leaseback agreements and to assume responsibility for payment of the nonrecourse debt associated therewith. The transaction is scheduled to close during the first quarter of fiscal 1995.
      The Company is continuing to consolidate its worldwide manufacturing capacity in conjunction with its restructuring plan. Accordingly, certain facilities have been closed and production capabilities transferred to other sites. During the fourth quarter of 1994, the Company identified restructuring requirements totaling $10.0 million for DCI, the Company's wholly owned subsidiary, which supplies semiconductor packaging products and technology. The restructure reserve for DCI was established specifically for consolidation of the DCI business and includes both fixed asset dispositions and reductions in force to bring capacity in line with current and foreseeable business levels. The Company also decided in 1994 to further eliminate certain commercial manufacturing in its Santa Clara facility. Concurrent with restructuring, the Company has increased expenditures for property, plant and equipment during fiscal 1994 and 1993, as compared to fiscal 1992, much of which was directed toward modernization and expansion of existing sites. The Company's wafer fabrication capacity utilization increased from 85 percent at the end of fiscal 1993 to just above 90 percent at the end of 1994. National believes the continued modernization and expansion of manufacturing facilities, the current condition of its plants, capacity available from subcontractors, and continuing improvements in operating efficiencies should allow the Company to meet expected demand.

ITEM 3.  LEGAL PROCEEDINGS

      On July 14, 1983, the United States Internal Revenue Service ("IRS") issued an examination report for the fiscal years ended May 31, 1978 and 1979. The Company filed a protest with the appeals office of the IRS on September 16, 1983. The IRS issued a Notice of Deficiency for these years on December 15, 1988 seeking additional taxes of approximately $24 million (exclusive of interest). The issues giving rise to the proposed adjustments related primarily to intercompany product transfer prices and the application of Subpart F provisions of the United States Internal Revenue Code. The Company filed a petition with the United States Tax Court contesting the Notice of Deficiency on March 10, 1989. The IRS' subsequent examination of the Company's United States tax returns for fiscal years 1980 through 1982 resulted in a Notice of Deficiency issued on January 30, 1990 seeking additional taxes of approximately $52 million (exclusive of interest) for the fiscal years ended May 31, 1976, 1977, 1980, 1981 and 1982. The issues giving rise to the proposed adjustments for the earlier years related primarily to reductions in the available net operating loss carrybacks and, for the later years, to intercompany product transfer prices, full absorption inventory costing, deductibility of certain reserves and spares depreciation. The Company filed a petition with the United States Tax Court contesting this Notice of Deficiency on April 28, 1990. By order dated August 8, 1991, the Tax Court granted the Company's and the IRS' motion to consolidate the two cases for trial. Prior to trial, which was held during the month of February, 1993, the Company and the IRS reached a settlement on all disputed issues except for the issue of intercompany product transfer prices; this settlement reduced the total of the additional taxes being sought to approximately $52 million (exclusive of interest). An opinion was issued by the Tax Court on May 2, 1994. The opinion found that adjustments to income of $40.6 million were due, which the Company estimates, after giving effect to loss and credit carrybacks, will result in a tax deficiency of approximately $5 million plus associated interest of between $35 million and $45 million. The IRS filed a motion for reconsideration of the opinion on June 3,1994, seeking an additional $31 million in income adjustments. The motion was denied by the court on June 10, 1994. A final decision implementing the opinion will be entered by the Tax Court following completion of final computations and the decision will be subject to appeal by either the Company or the IRS. With respect to the IRS' examination of tax returns for other fiscal years, the Company and the IRS settled in January 1994 all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing, without the payment of additional federal tax. This result will be affected by certain net operating loss carryovers and credits, which will not be determined until a final decision is entered in the Tax Court litigation. The Company's tax returns for fiscal years 1986 through 1989 are still under examination by the IRS. The Company believes that adequate tax payments have been made and accruals recorded for all years and that the Tax Court opinion will not have a material adverse effect on the Company's financial condition.
      On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million; the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company is continuing to contest the Penalty Notice in proceedings at the administrative agency level. The Company believes that resolution of this matter will not have a material financial impact on the Company.
      A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991, which was subsequently reduced to $8.7 million. The Company is contesting the assessment at the administrative level and believes that amounts paid and accrued are adequate.
      On December 2, 1992, Hughes Aircraft Company ("Hughes") filed an action in the U.S. District Court for the Eastern Division of the Northern District of Illinois alleging the Company had infringed U.S. Patents Nos. 3,742,712; 3,507,709; and 3,615,934 and seeking unspecified amounts of damages and costs. The Company was served with the suit on January 7, 1993. The Company believes the claims are without merit and has filed a counterclaim against Hughes' parent, General Motors Corporation ("GM") alleging infringement of U.S. Patents Nos. 3,901,735; 4,325,984; and 4,599,634 owned by the Company. The case has been transferred to the U.S. District Court for the Northern District of California. The Company believes that the ultimate resolution of this matter will not have a material impact on the Company's financial position.
      By letter dated January 6, 1994, the Company was notified by the California Department of Toxic Substances Control ("DTSC") of a Report of Violation ("ROV") listing 39 violations arising out of inspections of certain facilities and operations of the Company located in Santa Clara, California and the DTSC's further review of information obtained during the inspections. The deficiencies cited can be described as violations of various provisions of the California Health and Safety Code and the California Code of Regulations relating to the record keeping for and the handling, treatment, storage, and disposal of hazardous products and wastes. The Company is working to correct the deficiencies noted in the ROV. Although the Company has not yet received any notification that the state is seeking monetary sanctions connected with the ROV, the Company does expect that if the state does institute proceedings seeking monetary sanctions, the amount involved may exceed $100,000 (the amount specified in Instruction 5c to Item 103 of Regulation S-K of the Securities and Exchange Commission) but will not have a material adverse effect on the Company's financial position.
      The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the U.S. Environmental Protection Agency ("EPA"). The Company has agreed in principle with the RWQCB to a site remediation plan. The Company believes adequate provisions have been recorded and that its potential liability, if any, in excess of amounts already accrued for the site remediation plan will not have a material adverse effect upon its financial position. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT


Name                    Current Title                                Age
- - ----                    -------------                                ---

Gilbert F. Amelio (1)   President and Chief Executive Officer         51

Richard M. Beyer (2)    President, Communications and Computing Group 45

Patrick J. Brockett (3) President, International Business Group       46

Charles P. Carinalli (4)Senior Vice President and                     46
                        Chief Technical Officer

John M. Clark III (5)   Senior Vice President, General Counsel        44
                        and Secretary

Robert G. MacLean (6)   Vice President, Human Resources               50

Donald Macleod (7)      Senior Vice President, Finance and            45
                        Chief Financial Officer

Robert B. Mahoney (8)   Controller                                    41

R. Thomas Odell (9)     President, Standard Products Group            45

Edgar R. Parker (10)    Senior Vice President,                        54
                        Quality and Reliability

Kirk P. Pond (11)       Executive Vice President and                  50
                        Chief Operating Officer

Richard L. Sanquini (12)Senior Vice President,                        59
                        Business Development and
                        Intellectual Property Protection

George M. Scalise (13)  Senior Vice President and                     60
                        Chief Administrative Officer

Business Experience During Last Five Years
- - ------------------------------------------

(1) Mr. Amelio has been President, Chief Executive Officer, and a Director of the Company since joining the Company in February 1991. Prior to joining the Company, Mr. Amelio was President of Rockwell Communications Systems and had previously served as President of Rockwell International Corporation's Semiconductor Products Division.

(2) Mr. Beyer joined the Company in February 1993. Prior to joining the Company, Mr. Beyer was Vice President and General Manager of the Switching Systems Division of Rockwell International Corporation.

(3) Mr. Brockett joined the Company in September 1979. Prior to becoming President, International Business Group in February 1993, he had held positions as Corporate Vice President, International Business Group; Vice President, North America Business Center; Vice President and Managing Director, European Operations; and Vice President and Director of European Sales.



(4) Mr. Carinalli joined the Company in June 1970. Prior to becoming Senior Vice President and Chief Technical Officer in February 1993, he was Executive Vice President, Communications and Computing Group and Chief Technical Officer. Prior to that, he had held positions as Vice President, Integrated Systems Group; Group Director, Integrated Systems Group; and Director of Technology, Advanced Digital Products.

(5) Mr. Clark joined the Company in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April 1992, he had held positions as Associate General Counsel, Vice President and Assistant Secretary.

(6) Mr. MacLean joined the Company in November 1992 and held the position as Human Resources Director, Americas Division until he became Vice President, Human Resources in February 1993. Prior to joining the Company, Mr. MacLean held positions as the European Human Resources Director for Quantum Corporation and the International Human Resources Manager for Spectra-Physics, Inc.

(7) Mr. Macleod joined the Company in February 1978. Prior to becoming Senior Vice President, Finance and Chief Financial Officer in June 1991, he had held positions as Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

(8) Mr. Mahoney joined the Company as an employee of Fairchild Semiconductor Corporation ("Fairchild") when Fairchild was acquired by the Company in October 1987. Prior to becoming Controller of the Company in October 1990, he served as Director of Finance for Worldwide Marketing and Sales.

(9) Mr. Odell joined the Company in March 1974. Prior to becoming President, Standard Products Group in June 1994, he had held positions as Co-President, Standard Products Group; Vice President, Analog
Division and Santa Clara Foundry Director.

(10) Mr. Parker joined the Company in July 1974. Prior to becoming Senior Vice President, Quality and Reliability in February 1993, he had held positions as Senior Vice President, Quality and Strategic Operations; Senior Vice President, Military/Aerospace Division; Vice President and General Manager, Military/Aerospace Division; and Vice President and General Manager, Microcomputer Division.

(11) Mr. Pond joined the Company as an employee of Fairchild in October 1987. Prior to becoming Executive Vice President and Chief Operating Officer in June 1994, he held positions as Co-President, Standard Products Group and Vice President, Digital Logic Division.

(12) Mr. Sanquini first joined the Company in August 1980 and held the position of Vice President, Microcomputer Division at the time of his departure in June 1989. From June 1989 until November 1989, Mr. Sanquini was President and Chief Executive Officer of Information Storage Devices. Mr. Sanquini rejoined the Company in November 1989, and prior to becoming Senior Vice President, Business Development and Intellectual Property Protection in August 1991, he held positions as acting Senior Vice President, Planning and Development and Vice President, Corporate Strategic Projects.

(13) Mr. Scalise joined the Company in August 1991 as Senior Vice President, Planning and Development and was appointed Senior Vice President and Chief Administrative Officer in April 1992. Prior to joining the Company, Mr. Scalise served as Senior Vice President of Advanced Micro Devices, Inc. until July 1987 and as President and Chief Executive Officer of Maxtor Corporation from July 1987 to January 1991. From January 1991 until August 1991, Mr. Scalise was a private investor, and Chairman and Chief Executive Officer of Advantage Production Technology Corporation.

      Executive officers serve at the pleasure of the Company's Board of Directors. There is no family relationship among any of the Company's directors and executive officers.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
MATTERS

See information appearing on pages 36-37,39-40,45-46 and 50 under the captions "Debt Financing", "Shareholders' Equity", "Financial Information by
Quarter (Unaudited)" and "Common Stock Data" of the registrant's 1994
Annual Report to Shareholders which is incorporated herein by reference. Market price range data are based on the New York Stock Exchange
Composite Tape.  Market price per share at the close of business on July
22, 1994 was $16.250. At July 22, 1994, the number of record holders of the Company's common stock was 13,413.

ITEM 6.    SELECTED FINANCIAL DATA

See "Five-Year Selected Financial Data" on page 23 of the registrant's 1994 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
             AND FINANCIAL CONDITION

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 through 28 of the registrant's 1994 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of Part IV of this report are incorporated herein by reference.
      The "Financial Information by Quarter (Unaudited)," appearing on page 45 of the registrant's 1994 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in the registrant's Proxy Statement for the 1994 annual meeting of shareholders to be held on or about September 30, 1994 and which will be filed in definitive form pursuant to Regulation 14a on or about August 10, 1994 (hereinafter "1994 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in
Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the caption "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1994 Proxy Statement is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1994 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1994 Proxy Statement is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1994 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements
- - ---------------------------
The following items appearing in the 1994 Annual Report to Shareholders are incorporated by reference into Part II of this report:

                                                   Pages in 1994 Annual
                                                  Report to Shareholders
                                                  ----------------------

Consolidated Balance Sheets at May 29, 1994                    29
and May 30, 1993.

Consolidated Statements of Operations for each                 30
of the years in the three-year period ended
May 29, 1994.

Consolidated Statements of Shareholders' Equity                31
for each of the years in the three-year period ended May 29, 1994.

Consolidated Statements of Cash Flows for each                 32
of the years in the three-year
period ended May 29, 1994.

Notes to Consolidated Financial Statements.                    33-46

Independent Auditors' Report.                                  47


                                                            Pages in
(a)2.  Financial Statement Schedules                       this document
- - ------------------------------------                       -------------

For the three years ended May 29, 1994:

Independent Auditors' Report                                       18
Schedule I     --     Marketable Securities                        19
Schedule II    --     Amounts Receivable from Related Parties
                      and Employees Other than Related Parties     20
Schedule V     --     Property, Plant, and Equipment               21
Schedule VI    --     Accumulated Depreciation and
                      Amortization of Property, Plant,
                      and Equipment                                22
Schedule VIII   --    Valuation and Qualifying Accounts            23
Schedule X      --    Supplementary Income Statement
                      Information                                  24

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

(a)3.  Exhibits
- - ---------------
      The exhibits listed in the accompanying Index to Exhibits on pages 27 through 28 of this report are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K
- - ------------------------
      No reports on Form 8-K were filed during the fiscal quarter ended May 29, 1994.

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation:


Under date of June 10, 1994, we reported on the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 1994, and May 30, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 29, 1994, as contained in the 1994 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the May 29, 1994 annual report on Form 10-K of National Semiconductor Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedules as listed under item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                                      KPMG PEAT MARWICK



San Jose, California
June 10, 1994

                     NATIONAL SEMICONDUCTOR CORPORATION

                  SCHEDULE I -- MARKETABLE SECURITIES

                            At May 29, 1994
                        (in millions of dollars)



                                   Principal                    Carrying
Title of Issue                       Amount     Cost     Market    Value
- - --------------                     ---------    ----     ------ --------

Short-Term Marketable Securities(1)
- - -------------------------------------
Government Securities              $  25.6  $  25.6    $  25.6   $  25.6

Time Deposits                         18.0     18.0       18.0      18.0

Commercial Paper                       3.4      3.4        3.4       3.4

Corporate Notes                       21.7     21.7       21.7      21.7
                                   -------  -------    -------   -------
Total Short-term Marketable
      Securities                   $  68.7  $  68.7    $  68.7   $  68.7


Long-Term Marketable Securities(1)
- - ------------------------------------
Government Securities              $  18.0  $  18.0    $  17.9   $  17.9

Corporate Notes                        3.0      3.0        3.0       3.0
                                   -------  -------    -------   -------
Total Long-term Marketable
      Securities                   $  21.0  $  21.0    $  20.9   $  20.9

(1) Except as disclosed, no individual security or group of securities exceeds 2 percent of total assets.

                   NATIONAL SEMICONDUCTOR CORPORATION

           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES
                          AND EMPLOYEES OTHER THAN RELATED PARTIES
          Years Ended May 31, 1992, May 30, 1993, and May 29, 1994


                          Balance at
                           beginning                         Balance at
Year         Name           of year  Additions  Collections  end of year
- - ----         ----         ---------- ---------  -----------  -----------

1992    Peter J. Sprague(1) $645,000  $   -        $ 52,800    $592,200
1992    Gilbert F. Amelio(2)$486,000  $   -        $ 32,807    $453,193

1993    Peter J. Sprague    $592,200  $ 36,790(3)  $104,000    $524,990
1993    Gilbert F. Amelio   $453,193  $ 30,107(3)  $ 20,268    $463,032

1994    Peter J. Sprague    $524,990  $ 19,912(3)  $ 46,245    $498,657
1994    Gilbert F. Amelio   $463,032  $ 31,327(3)  $ 31,500    $462,859
1994    Kelvin Phillips     $   -     $101,285(4)  $   -       $101,285
1994    James M. Thorburn   $   -     $100,978(5)  $   -       $100,978
_____________________________________

(1) The loan is payable on demand with interest at the rate of bank prime plus one percent, which was 7.75 percent at May 29, 1994. As security for the loan, Mr. Sprague has pledged certain stock held by him in a privately held company.

(2) The original loan signed in fiscal 1991 did not bear interest and was secured by the deed of trust on Mr. Amelio's former personal residence in Texas. During fiscal 1992, the residence was sold and a substantial portion of the outstanding principal was replaced with an unsecured promissory note, which is payable on demand and bears simple interest at the rate of 7.0 percent.

(3) Represents interest accrued in accordance with the terms described in (1) and (2).

(4) 7.0 percent interest bearing loan secured by personal residence, due March 31,1999 and interest accrued in accordance with such terms.

(5) 7.0 percent interest bearing loan secured by personal residence, due April 8,1999 and interest accrued in accordance with such terms.

                   NATIONAL SEMICONDUCTOR CORPORATION

               SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                        (in millions of dollars)

                                                                 Balance
                        Balance at                                at end
                        beginning Additions   Retire-               of
Classification          of period  at cost (1) ments (2) Other(3) period
- - --------------         ---------- ----------- --------- -------- -------

Year ended May 31, 1992
- - -----------------------
Land                     $    9.7   $   -      $   0.2  $   -   $    9.5
Buildings and
   improvements             310.3       12.9      38.4      -      284.8
Leasehold improvements       46.3        1.3       3.5      -       44.1
Machinery and equipment   1,175.9      111.1     113.5      -    1,173.5
Construction in progress     60.7       64.1       1.8      -      123.0
                         --------    -------   -------  -------  -------
                         $1,602.9   $  189.4   $ 157.4  $   -   $1,634.9
                         ========   ========   =======  ======= ========

Year ended May 30, 1993
- - -----------------------
Land                     $    9.5   $    0.7   $   0.7  $  (0.6)$    8.9
Buildings and
   improvements             284.8       18.5      31.2    (11.5)   260.6
Leasehold improvements       44.1       15.0       2.1       -      57.0
Machinery and equipment   1,173.5      188.3     162.8    (46.9) 1,152.1
Construction in progress    123.0       12.6       1.9       -     133.7
                         --------    -------   -------  -------  -------
                         $1,634.9   $  235.1   $ 198.7  $ (59.0)$1,612.3
                         ========   ========   =======  ======= ========

Year ended May 29, 1994
- - -----------------------
Land                     $    8.9   $     -    $    -   $   -   $    8.9
Buildings and
   improvements             260.6       17.5       4.8      -      273.3
Leasehold improvements       57.0       16.1       5.5      -       67.6
Machinery and equipment   1,152.1      206.4     107.1      -    1,251.4
Construction in progress    133.7       30.7        -       -      164.4
                         --------    -------   -------  -------  -------
                         $1,612.3   $  270.7   $ 117.4  $   -   $1,765.6
                         ========   ========   =======  ======= ========
____________________________________________


(1)     Additions are shown net of transfers to other asset accounts.

(2) Includes assets retired in conjunction with restructuring programs.

(3) During fiscal 1993, National sold its assembly and test facility in Bangkok, Thailand. Property, plant and equipment totaling approximately $59.0 million was disposed on the effective date of the sale.

                  NATIONAL SEMICONDUCTOR CORPORATION

       SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                    PROPERTY, PLANT, AND EQUIPMENT
                       (in millions of dollars)

                                                                 Balance
                      Balance at                                  at end
                      beginning               Retire-               of
Classification        of period  Provisions(1)ments (2) Other(3)  period
- - --------------        ---------  ----------- --------- --------  -------

Year ended May 31, 1992
- - -----------------------
Buildings and
  improvements          $  148.2      $ 18.2    $ 16.4  $  -    $  150.0
Leasehold improvements      27.4         3.6       2.8     -        28.2
Machinery and equipment    899.9       137.8      99.7     -       938.0
                        --------    --------   -------  ------   -------
                        $1,075.5      $159.6    $118.9  $  -    $1,116.2
                        ========    ========   =======  ======   =======

Year ended May 30, 1993
- - -----------------------
Buildings and
  improvements          $  150.0      $ 17.0    $ 21.8  $ (7.4) $  137.8
Leasehold improvements      28.2         3.6       1.9      -       29.9
Machinery and equipment    938.0       132.0     161.6   (41.2)    867.2
                        --------    --------   -------  -------  -------
                        $1,116.2      $152.6    $185.3  $(48.6) $1,034.9
                        ========    ========   =======  =======  =======

Year ended May 29, 1994
- - -----------------------
Buildings and
  improvements          $  137.8     $  16.3   $   1.7 $    -   $  152.4
Leasehold improvements      29.9         4.8       3.5      -       31.2
Machinery and equipment    867.2       146.0      99.2      -      914.0
                        --------    --------   -------  ------    ------
                        $1,034.9     $ 167.1   $ 104.4 $    -   $1,097.6
                        ========    ========   =======  ======   =======
______________________________________________


(1) Depreciation is provided using both accelerated and straight-line methods over the estimated useful lives of the respective assets. Annual depreciation and amortization provisions have been computed based upon the following estimated useful lives:

      Buildings and improvements. . . . . . .10 to 45 years
      Machinery and equipment   . . . . . . . 3 to 10 years

(2) Includes amounts retired in conjunction with restructuring programs.

(3) During fiscal 1993, National sold its assembly and test facility in Bangkok, Thailand. Accumulated depreciation on property, plant and equipment totaling approximately $48.6 million was disposed on the effective date of the sale.

                   NATIONAL SEMICONDUCTOR CORPORATION

            SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS

         Years Ended May 31, 1992, May 30, 1993, and May 29,1994
                       (in millions of dollars)

                                    Deducted from receivables
                                       in the balance sheet

                                    Doubtful      Returns and
Description                         Accounts       Allowances      Total
- - -----------                         --------      -----------      -----
Year ended May 31, 1992
- - -----------------------
Balance at beginning of period      $    4.7        $   43.4   $   48.1
Additions charged against revenue         -            221.5      221.5
Additions charged to costs and expenses (0.5)            -         (0.5)
Deductions                              (0.7)(1)      (229.2)    (229.9)
                                    --------         --------  --------
Balance at end of period            $    3.5        $   35.7   $   39.2
                                    ========         ========  ========

Year ended May 30, 1993
- - -----------------------
Balance at beginning of period       $   3.5        $   35.7   $   39.2
Additions charged against revenue         -            222.9      222.9
Additions charged to costs and expenses  0.1             -          0.1
Deductions                              (0.1)(1)      (229.1)    (229.2)
                                     -------          -------  --------
Balance at end of period             $   3.5        $   29.5   $   33.0
                                     =======          =======  ========

Year ended May 29, 1994
- - -----------------------
Balance at beginning of period       $   3.5        $   29.5   $   33.0
Additions charged against revenue         -            193.2      193.2
Additions charged to costs and expenses (0.1)             -        (0.1)
Deductions                              (0.4)(1)      (191.9)    (192.3)
                                     -------       ---------   --------
Balance at end of period             $   3.0        $   30.8   $   33.8
                                    ========       =========   ========

________________________________________________


(1)     Doubtful accounts written off, less recoveries.

                  NATIONAL SEMICONDUCTOR CORPORATION

         SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

         Years Ended May 31, 1992, May 30, 1993, and May 29,1994
                       (in millions of dollars)


                                          Charged to expense (1)
                                          ----------------------
                                          1992    1993    1994
                                          ----    ----    ----


Maintenance and repairs                  $89.3   $83.8   $57.7

Advertising                              $17.9   $26.1   $35.9

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

                                    NATIONAL SEMICONDUCTOR CORPORATION

Date: July 28, 1994                       By:  /S/  GILBERT F. AMELIO
                                                ----------------------
                                                     Gilbert F. Amelio
                                               Director, President and
                                               Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 28th day of July 1994.

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

/S/ MODESTO A. MAIDIQUE*        Director
       Modesto A. Maidique

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

/S/  DONALD E. WEEDEN*          Director
       Donald E. Weeden

*By         /S/  GILBERT F. AMELIO
            Gilbert F. Amelio, Attorney-in-fact

                    CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-48939 and 33-48941 on Form S-8 of National Semiconductor Corporation and subsidiaries of our report dated June 10, 1994, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 1994, and May 30, 1993, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 1994, which report appears on page 47 of the 1994 National Semiconductor Corporation Annual Report to Shareholders ("National Annual Report") and is incorporated by reference in the May 29, 1994 annual report on Form 10-K of National Semiconductor Corporation and our report dated June 10, 1994, on the related financial statement schedules which appears on page 18 of the May 29, 1994 annual report on Form 10-K. Our report which appears in the National Annual Report refers to a change in accounting for certain costs in inventory.



                                           KPMG PEAT MARWICK


San Jose, California
July 25, 1994

                           INDEX TO EXHIBITS
                             Item 14(a) (3)
The following documents are filed as part of this report:
1.      Financial Statements: reference is made to the Financial
Statements described under Part IV, Item 14(a) (1).
2.      Other Exhibits:

Designation    Description of Exhibit
- - -----------    ----------------------
      3.1 Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Powers, Designations, Preferences and Rights designating the $32.50 Convertible Preferred Stock (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994.)

      3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3
Registration No. 33-52775, which became effective March 22, 1994.)

      4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992.)

      4.2 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988.)

      4.3     Deposit Agreement and Form of Depositary Receipt
(incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994.)

      NOTE:  Exhibits 10.X follow Exhibit 21.0 in this Edgar filing.

      10.1     Management Contract or Compensatory Plan or Arrangement:
License Agreement with Wave Systems Corporation (incorporated by reference from the Exhibits to the Company's 10-Q filed March 18,1994.)

      10.2     Management Contract or Compensatory Plan or Arrangement:
Key Employee Incentive Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992). Key Employee Incentive Plan, as amended.

      10.3    Management Contract or Compensatory Plan or Arrangement:
1994 Key Employee Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-K filed August 9, 1993). 1995 Key Employee Incentive Plan Agreement.

      10.4    Management Contract or Compensatory Plan or Arrangement:
Executive Officer Incentive Plan and 1995 Executive Officer Incentive Plan Agreement.

      10.5    Management Contract or Compensatory Plan or Arrangement:
1977 Stock Option Plan (Amended) (incorporated by reference from the Exhibits to the Company's Form 10-K, filed August 17, 1990). Stock Option Plan, as amended and restated.

      10.6    Management Contract or Compensatory Plan or Arrangement:
Benefit Restoration Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

      10.7    Management Contract or Compensatory Plan or Arrangement:
Promissory Note and Agreement with Peter J. Sprague (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22,
1991).  Amendment Letter dated November 30, 1993.

      10.8 Management Contract or Compensatory Plan or Arrangement:
Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22, 1991). 1992 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992). 1993 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-K filed August 9, 1993). Airplane Use Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-Q filed March 18, 1994.)

      10.9    Management Contract or Compensatory Plan or Arrangement:
Bridge Loan Agreement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22, 1991). Loan Agreement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992.)

      10.10   Management Contract or Compensatory Plan or Arrangement:
Director Stock Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of
Stockholders held October 30, 1992 filed on September 17, 1992.)

      10.11   Management Contract or Compensatory Plan or Arrangement:
Performance Award Plan (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992.)

      10.12   Management Contract or Compensatory Plan or Arrangement:
Compensation arrangement with Richard M. Beyer (incorporated by reference from the Exhibits to the Company's 10-K filed August 9, 1993.)

      10.13   Management Contract or Compensating Plan or Arrangement:
Settlement Agreement and General Release with Raymond J. Farnham
(incorporated by reference from the Exhibits to the Company's 10-K filed August 9, 1993.)

      10.14   Management Contract or Compensatory Plan or Arrangement:
Consulting Agreement with Harry H. Wetzel.

      10.15   Management Contract or Compensatory Plan or Agreement:
Preferred Life Insurance Program.

      11.0 Computation of Earnings (Loss) per share assuming full dilution.

     13.0 Portions of the Annual Report to Shareholders for the fiscal year ended May 29, 1994 (to be deemed filed only to the extent required by the instructions to Exhibits for reports on Form 10-K.)

      18.0   Auditor's Preferability Letter on Accounting Change
(incorporated by reference from the exhibits to the Company's 10-Q filed September 29,1993.)
      21.0    List of Subsidiaries.

      23.0    Consent of Independent Auditors (included in Part IV).

      24.0    Power of Attorney.

      NOTE:  Exhibits 10.X follow Exhibit 21.0 in this Edgar filing.

                                                          Exhibit 11.0

                  NATIONAL SEMICONDUCTOR CORPORATION
   CALCULATION OF EARNINGS (LOSS) PER SHARE-ASSUMING FULL DILUTION (1)
                (in millions, except per share amounts)

                                                   Year ended
                                          ---------------------------
                                           May 29,   May 30,   May 31
                                            1994      1993      1992
                                           ------    ------    ------
Net earnings (loss) before cumulative
  effect of accounting change              $259.1   $130.3   $(120.1)
Cumulative effect of accounting change        4.9       -         -
                                          -------   ------    -------
Net income (loss)                          $264.0   $130.3   $(120.1)
                                          =======   ======    =======
Number of shares:
 Weighted average common shares
   outstanding                             113.0     107.4     104.6
 Net additional shares issuable from
   exercise of options and warrants          8.8       9.0       6.1
Shares issuable from assumed
  conversion of preferred shares            19.6      16.0       8.3
                                          ------    ------    ------
Weighted average common shares
  outstanding - assuming full dilution     141.4     132.4     119.0
                                         =======   =======    ======

Earnings(loss) per share - assuming
  full dilution before cumulative
  effect of accounting change              $1.83    $0.98    $(1.01)
Cumulative effect of accounting change      0.04      -         -
                                          ------   ------    ------
Net earnings (loss)                        $1.87    $0.98    $(1.01)
                                         =======  =======    ======

______________________________________________

(1) For fiscal 1992, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

                                                           Exhibit 13.0

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
5 YEAR SELECTED FINANCIAL DATA
(in millions, except per share amounts)

                                           Years Ended
                         -----------------------------------------------
                         May 29,   May 30,   May 31,   May 26,   May 27,
                          1994      1993      1992      1991      1990
                        --------  --------  --------  --------  --------

OPERATING RESULTS
Net sales               $2,295.4  $2,013.7  $1,717.5  $1,701.8 $1,675.0
Operating costs
  and expenses           2,002.8   1,866.7   1,839.9   1,854.4  1,719.8
                         -------   -------   -------   -------   -------
Operating income (loss)    292.6     147.0    (122.4)   (152.6)   (44.8)
Interest income, net        10.9       2.9       5.4       3.6     12.4
                         -------   -------   -------   -------   -------
Income (loss) before
  income taxes and
  cumulative effect
  of accounting change     303.5     149.9    (117.0)   (149.0)   (32.4)
Income taxes (benefit)      44.4      19.6       3.1       1.3     (3.1)
                         -------   -------   -------   -------   -------
Income (loss) from
  continuing operations
  before cumulative
  effect of accounting
  change                   259.1     130.3    (120.1)  (150.3)    (29.3)
                         =======   =======   =======   =======   =======
   Net income (loss)    $  264.0   $ 130.3   $(120.1) $(151.4)  $ (25.0)
                         =======   =======   =======   =======   =======
Net income (loss) used in primary
  earnings per common share
  calculation (reflecting
  preferred dividends):
Income (loss) from
  continuing operations
  before cumulative effect
  of accounting change    $240.4   $ 113.2  $(130.1)  $(160.3)  $ (39.3)
Net income (loss)          245.3     113.2   (130.1)   (161.4)    (35.0)
                         =======   =======   =======   =======   =======

Earnings (loss) per common share:
From continuing operations
  before cumulative effect
  of accounting change:
    Primary                $1.98  $  0.98   $ (1.24)  $ (1.55)  $ (0.38)
    Fully diluted          $1.83  $  0.98   $ (1.24)  $ (1.55)  $ (0.38)
Net income (loss):
  Primary                  $2.02  $  0.98   $ (1.24)  $ (1.56)  $ (0.34)
  Fully diluted            $1.87  $  0.98   $ (1.24)  $ (1.56)  $ (0.34)
                         =======   =======   =======   =======   =======
Weighted average common
  and common equivalent
  shares outstanding:
    Primary                121.4     115.9     104.6     103.4     102.7
    Fully diluted          141.4     115.9     104.6     103.4     102.7
                         =======   =======   =======   =======   =======

FINANCIAL POSITION AT YEAR-END
Working capital         $  439.0  $  336.6  $  122.0  $  196.1  $  223.4
Total assets            $1,747.7  $1,476.5  $1,148.9  $1,190.7  $1,377.6
Long-term debt          $   14.5  $   37.3  $   33.9  $   19.9  $   64.2
Total debt              $   30.1  $   47.9  $   45.4  $   46.0  $   76.2
Shareholders' equity    $1,105.7  $  837.4  $  539.4  $  658.3  $  816.8
                         =======   =======   =======   =======   =======

OTHER DATA
Research and development
  expense                $ 257.8   $ 229.2   $ 208.9   $ 198.6   $ 252.4
Capital additions        $ 270.7   $ 235.1   $ 189.4   $ 109.8   $ 182.0
Number of employees at
  (in thousands)            22.3      23.4      27.2      29.8      32.7
                         =======   =======   =======   =======   =======

National has paid no cash dividends on its common stock in any of the years presented above.

See Note 3 to the Consolidated Financial Statements regarding certain reclassifications of expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations

National recorded sales of $2.3 billion in 1994 compared to $2.0 billion in 1993 and $1.7 billion in 1992. In addition, net income was $264.0 million in 1994 compared to $130.3 million in 1993 and a net loss of $120.1 million in 1992. Net results in 1994 include a $4.9 million gain from a change in accounting (see Note 3) and a favorable $2.6 million restructuring adjustment (see Note 2). The increase in net income in both 1994 and 1993 was due primarily to increased sales combined with improved gross margins. The loss in 1992 was primarily attributable to restructuring charges of $149.3 million.
     Fiscal 1994 and 1993 were each 52-week years while fiscal 1992 was a 53-week year. While the additional week did affect overall sales and spending during fiscal 1992, the comparability of the annual financial results from year to year was not materially impacted.

Sales

     Sales increased 14 percent in 1994 over 1993 relating primarily to growth in the Company's Standard Products Group ("SPG") as a result of increased unit volumes and to a lesser extent, increased average selling prices. These increases were complemented by higher sales in the Communications and Computing Group ("CCG") resulting from increased volumes, partially offset by aggressive pricing actions, particularly in Ethernet local area network ("LAN") sales. End user markets for the Company's products are diversified, but are focused in personal computers, telecommunication and switching systems, automotive, and mass storage.
     Within SPG, analog intensive products contributed to the majority of the increase in sales year over year, reflecting increases in unit volume and to a lesser extent, increases in the average selling price. In addition, the Data Management division, which focuses on digital logic and mass storage applications, also experienced increased sales as growth in advanced logic products more than offset declines in older commodity logic products. Sales of memory products also increased over the prior year, primarily due to increases in unit volume.
     The Company's CCG sales increased in 1994 over 1993, reflecting increases in unit sales for its Embedded Systems and Wide Area Networks ("WAN") divisions, combined with slight increases in average selling prices. Total Ethernet sales decreased slightly from the prior year, reflecting higher volume sales but lower prices, due to aggressive pricing actions taken during the year.
     The increase in SPG sales in 1993 over 1992 relates to increased unit volume in the Analog, Memory and Data Management divisions and increased prices on certain products, as well as better product mix, within the Data Management division. The increase in CCG sales in 1993 compared to 1992 reflects higher average selling prices and increased volume in the Embedded Systems division and higher Token Ring product sales, as well as increases in certain products within the LAN division.
      Sales increased from 1993 to 1994 in all geographic regions with Europe at 20 percent, Asia at 19 percent, and the Americas at 8 percent. Within the Asia region, Japan increased 27 percent. The Americas, Asia, and Europe regions account for 44 percent, 34 percent ,and 22 percent of net sales, respectively.
      In 1993, the Americas region accounted for 47 percent of net sales, followed by Asia at 33 percent and Europe at 20 percent. Asia increased 29 percent from 1992 whereas increases in Americas and Europe were 13 percent and 11 percent, respectively.
     Although future business conditions are difficult to predict, the Company a slightly slower growth rate in both SPG and CCG sales during 1995 as the Company continues to focus on segments in the automotive market, personal computers, mass storage, business communications, and telecommunications.

Gross Margin

Gross margin as a percentage of net sales improved to 41.8 percent in 1994 from 35.5 percent in 1993 and 31.2 percent in 1992 (as reclassified, see Note 3), representing significant increases in both SPG and CCG. The improvement in gross margin was driven by improved sales mix through the introduction of newer, higher margin products and reduced offerings of older products. In addition, utilization of wafer fabrication capacity continues to improve and was just above 90 percent at the end of fiscal 1994. This is an improvement from 85 percent at the end of 1993 and nearly 80 percent at the end of 1992. The improvement in gross margin in fiscal 1993 over 1992 was attributable to higher volume, improved manufacturing efficiencies, reductions in the Company's cost structure as a result of its continuing restructuring plan and a continued shift towards higher margin products.
     Management believes wafer fabrication capacity utilization will decrease slightly during the next fiscal year. Gross margin as a percentage of net sales is expected to remain at equivalent levels in fiscal 1995, subject to market influences.

Research and Development

Research and development ("R&D") expenses were $257.8 million for fiscal 1994, or 11.2 percent of sales, compared to $229.2 million, or 11.4 percent and $208.9 million, or 12.2 percent of sales for 1993 and 1992, respectively. The Company's spending on R&D has increased in absolute dollars although it has marginally decreased as a percentage of sales compared to 1993. The dollar increase was mainly due to increased spending in analog intensive and communication products. The dollar increase in 1993 was attributed primarily to analog intensive products, networking products, and various emerging products. The Company expects to maintain future R&D at a level comparable with fiscal 1994 as a percentage of sales. National will continue to direct its R&D efforts toward high potential markets in automotive, personal computers, mass storage, business communications, and telecommunications markets.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $411.3 million, or 17.9 percent of sales in 1994 from $339.2 million, or
16.8 percent in 1993, and $299.6 million, or 17.4 percent of sales in 1992. SG&A expenses in fiscal 1994 include a charge of $10.1 million for consolidation of sales and marketing facilities in the Company's international business regions offset by net intellectual property income of $15.9 million and a gain on the sale of a minority investment of $2.2 million. Equivalent amounts for fiscal 1993 were $43.7 million for net intellectual property income, partially offset by $11.9 million for tax case (see Note 6) related legal expenses, $10.1 million representing costs of centralizing sales and logistics facilities within the Company's international business regions, and $4.7 million in a write down of a minority investment. Fiscal 1992 SG&A included a credit
of $21.6 million in net intellectual property income.    The Company
continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time.
      Exclusive of the above items, SG&A expenses for 1994 were $419.3 million, or 18.3 percent of sales, compared to $356.2 million, or 17.7 percent of sales in 1993 and $321.2 million or 18.7 percent of sales in 1992. The growth in SG&A expenses was fueled by increased contributions to certain employee, compensation, and benefit plans, including the employee retirement and savings program, and additional product advertising and related promotional costs. In addition, as the sales continue to increase a general increase in selling expenses is incurred. SG&A expenses in fiscal 1993 increased in absolute dollars primarily due to increased investments in marketing, advertising, and training programs. Increased cost of certain employee benefit plans, including increased contributions to employee retirement and savings programs, also contributed to the increase in SG&A for 1993. The Company will continue to emphasize its investments in market development and employee benefit programs in 1995; however, fiscal 1995 SG&A expenses are not expected to differ significantly from those of fiscal 1994 as a percentage of sales.

Restructuring of Operations

Included in 1994 results is a favorable pretax restructuring adjustment of $2.6 million resulting from a reversal of $24.2 million, originally provided in 1992, offset by $21.6 million in new charges identified by the Company for activities to be completed in fiscal 1995. The fiscal 1992 restructuring related primarily to worldwide consolidations of underutilized manufacturing operations, including write downs of certain assets, work force reductions, and process transfers. The release of the $24.2 million is attributable to the Company's decision not to sell additional manufacturing facilities and a larger than anticipated gain on the sale of a building housing the Company's former headquarters in Asia.
     During the fourth quarter of 1994, the Company identified new restructuring requirements totaling $21.6 million (of which $7.7 million is non-cash). Included in this amount are reserves totaling $10.0 million for the Company's wholly owned subsidiary, Dynacraft, Inc. ("DCI"), for consolidation of the DCI business and includes both fixed asset dispositions and reductions in work force to bring capacity in line with current and foreseeable business levels. The action also includes the consolidation of one division within CCG, the consolation of certain products, and the decentralization of product engineering support functions. These actions resulted in a $6.8 million charge primarily for involuntary severance and personnel relocation as well as the write off of licensed technology associated with products no longer supported by CCG. The last major element of the fiscal 1994 restructuring relates to a decision by the Company to discontinue commercial manufacturing in a facility at the Santa Clara, California location. The attendant reduction in staffing levels and asset dispositions required a $4.8 million charge and include further elimination of product testing at the Santa Clara, California facility.
      During fiscal 1994, the Company utilized $44.2 million of restructuring reserves, primarily attributable to the closure of a wafer fabrication module in its Salt Lake, Utah facility, and a wafer fabrication line in Santa Clara. Both of these closures were previously announced. In addition, the Company completed most of the process transfers from its Santa Clara, California facility to its Greenock, Scotland fabrication facility and completed the transfer of Mil Aero manufacturing to its Singapore facility. The Company continued to reduce headcount and related infrastructure at its Santa Clara, California facility.
     During fiscal 1993, the Company continued the consolidation activities related to the restructure charges recorded in fiscal 1992 and 1991. The Company sold its Bangkok, Thailand facility and also sold its Migdal Haemek, Israel facility to a joint venture, in which the Company has less than a 20 percent investment. The Company also continued activities related to the closure of a fabrication module at its Salt Lake, Utah location and announced the closure of a fabrication module in Santa Clara, California.
     In fiscal 1992, National incurred a restructuring charge of $149.3 million for the consolidation of underutilized manufacturing capacity including a write down of certain assets, reductions in the work force, and process transfers. In 1992, National closed manufacturing facilities in Brazil and Hong Kong and ceased discrete wafer fabrication operations in Santa Clara, California.

Interest Income and Interest Expense

Net interest income was $10.9 million for 1994 compared to $2.9 million in 1993 and $5.4 million in 1992. Interest income has increased due primarily to higher average cash and investment balances in 1994 as compared to 1993, as well as a slight increase in interest rates. Interest expense decreased due to lower average outstanding debt balances in 1994 over 1993. Net interest income was lower in 1993 compared to 1992 due primarily to lower rates of return on cash and investment balances combined with higher interest expense.

Income Tax Expense

Income tax expense for 1994 was $44.4 million compared to $19.6 million and $3.1 million in 1993 and 1992, respectively. The effective tax rate in 1994 is higher than in 1993 primarily due to the exhaustion of certain net operating loss carryforwards in 1994. The 1993 effective tax rate increased compared to 1992 due to the exhaustion of certain non-U.S. net operating loss carryforwards as well as Thai withholding tax expense connected with the sale of the Company's former Bangkok facility. Fiscal 1992 expense is primarily attributable to amounts withheld offshore in relation to patent licensing income earned during the year. In addition, 1992 expense includes amounts related to operations in certain non-U.S. jurisdictions. The annual tax rate is expected to rise modestly from 1994 levels as the Company continues to exhaust net operating loss carryforwards.

The Semiconductor Industry

The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and powerful products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required for products and processes. The Company may experience periodic fluctuations in its operating results because of industry-wide conditions. These uncertainties can have a significant impact on the Company's operating results. Accordingly, the Company continues to develop target markets, focus on high manufacturing utilization, and emphasize high-potential products.

Financial Condition

During the year, cash and cash equivalents increased $120.7 million from $277.4 million to $398.1 million. In addition, marketable investments increased from $68.3 million to $89.6 million. The increase in cash during 1994 resulted from substantial improvements in cash provided from operations as compared to fiscal 1993.
     The Company generated $431.7 million positive cash flow from operations during 1994 compared to $234.0 million during 1993, principally as a result of higher earnings. Net cash used in investing activities was relatively consistent year to year at $295.5 million during 1994 and $297.1 million during 1993, primarily for capital expenditures for property, plant and equipment and acquisitions of marketable investments. The Company's capital expenditures of $270.7 million in 1994 were directed towards process improvements and modernization of existing plants, which included continued expansion of a CMOS fabrication facility in Arlington, Texas, an analog fabrication facility in Greenock, Scotland, and a BiCMOS fabrication facility in South Portland, Maine, and upgrading of assembly and test facilities in Asia. Capital expenditures of $233.9 million in 1993 included expansions in Arlington, Texas and Greenock, Scotland as well as upgrading of assembly and test facilities in Asia. The Company expects fiscal 1995 capital expenditures to be above 1994 levels and directed toward process improvements, modernization of existing plants, and continued expansion of its Greenock, Scotland and South

Portland, Maine facilities. In addition, the Company has signed a letter of intent to repurchase the equity interest in the facility sale and leaseback transactions made prior to 1990.
     Cash used by financing activities was $15.5 million in 1994 as the Company repaid debt and continued to pay dividends on its convertible preferred stock. Due to the redemption and conversion of its convertible exchangeable preferred stock during fiscal 1994, the annual amount of preferred dividends paid will decrease. The Company also repurchased 500,000 shares of common stock on the open market for $9.5 million. The Company is authorized by the Board of Directors to repurchase up to 3.5 million shares of common stock at current market prices prior to the end of calendar 1994. The cash outflow was partially offset by proceeds from the issuance of common stock under employee benefit plans. During 1993, net financing activities generated $202.2 million cash flow, primarily from the issuance of convertible preferred stock.
      Management believes that existing cash and investment balances, and existing lines of credit, together with cash provided by operations, and cash generated from stock issuances to employees, will be sufficient to fund anticipated capital expenditures and other investing and financing activities, including common stock repurchases, through the foreseeable future.

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
                                               May 29,         May 30,
                                                1994             1993
                                               -------         -------
ASSETS
Current assets:
  Cash and cash equivalents                   $  398.1       $  277.4
  Short-term marketable investments               68.7           54.4
  Receivables, net                               289.0          271.5
  Inventories                                    212.7          189.6
  Other current assets                            47.9           49.4
                                               -------         -------
  Total current assets                         1,016.4          842.3

Property, plant and equipment, net               668.0          577.4
Long-term marketable investments                  20.9           13.9
Other assets                                      42.4           42.9
                                               -------         -------
      Total assets                            $1,747.7       $1,476.5
                                              ========        ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $   15.6       $   10.6
  Accounts payable                               213.7          193.2
  Accrued expenses                               264.6          232.0
  Income taxes                                    83.5           69.9
                                               -------         -------
  Total current liabilities                      577.4          505.7

Long-term debt                                    14.5           37.3
Deferred income taxes                             18.6           16.9
Other non-current liabilities                     31.5           79.2
                                               -------         -------
      Total liabilities                       $  642.0       $  639.1
                                               -------         -------
Commitments and contingencies

Shareholders' equity:
  Preferred stock of $0.50 par value.
    Authorized 1,000,000 shares.
    Convertible exchangeable preferred stock:
    Issued and outstanding 250,000 shares in
      1993                                          -             0.1
    Convertible preferred stock:
    Issued and outstanding 345,000 shares in
      1994 and 1993 (liquidation preference
      of $172.5 million)                           0.2            0.2
  Common stock of $0.50 par value.  Authorized
    200,000,000 shares.  Issued and outstanding
    122,800,095 in 1994; 109,737,830 in 1993      61.4           54.9
  Additional paid-in capital                     912.7          886.6
  Retained earnings (deficit)                    140.9         (104.4)
  Treasury Stock, at cost: 500,000 shares         (9.5)            -
                                               -------        -------
      Total shareholders' equity               1,105.7          837.4
                                               -------        -------
      Total liabilities and
      shareholders' equity                    $1,747.7       $1,476.5
                                              ========       ========

==================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

                                                Years Ended
                                      --------------------------------
                                       May 29,     May 30,     May 31,
                                        1994        1993        1992
                                      --------    --------    --------

Net sales                            $ 2,295.4   $ 2,013.7   $1,717.5

Operating costs and expenses:
 Cost of sales                         1,336.3     1,298.3    1,182.1
 Research and development                257.8       229.2      208.9
 Selling, general and administrative     411.3       339.2      299.6
 Restructuring of operations              (2.6)         -       149.3
                                       -------     -------    -------
   Total operating costs
     and expenses                      2,002.8     1,866.7    1,839.9
                                       -------     -------    -------
Operating income (loss)                  292.6       147.0     (122.4)
Interest income, net                      10.9         2.9        5.4
                                       -------     -------    -------
Income (loss) before income taxes
  and cumulative effect of accounting
  change                                 303.5       149.9     (117.0)
Income taxes                              44.4        19.6        3.1
                                       -------     -------     -------
Income (loss) before cumulative
  effect of accounting change            259.1       130.3     (120.1)
Cumulative effect of accounting change     4.9          -          -
                                       -------     -------     -------

   Net income (loss)                  $  264.0    $  130.3    $(120.1)
                                      ========    ========    ========

Earnings (loss) per share before
  cumulative effect of accounting change:
    Primary                            $  1.98     $  0.98    $ (1.24)
    Fully diluted                         1.83        0.98      (1.24)
                                       -------     -------     -------
Earnings (loss) per share:
  Primary                              $  2.02     $  0.98    $ (1.24)
  Fully diluted                           1.87        0.98      (1.24)
                                      ========    ========    ========
Weighted average shares:
  Primary                                121.4       115.9      104.6
  Fully diluted                          141.4       115.9      104.6
                                       =======    ========    =======
Net income (loss) used in primary
  earnings per common share calculation
  (reflecting preferred dividends)     $ 245.3     $ 113.2    $(130.1)
                                       =======    ========    ========


=====================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Additional   Retained
                                            Convertible                Common   Treasury   Paid-In     Earnings
(in millions, except per share amounts)	    Exchangeable  Convertible   Stock    Stock     Capital     (Deficit)  Total
- - -------------------------------------------------------------------------------------------------------------------------
Balances at May 26, 1991                       $0.1          $ -         $52.0    $ -       $693.7     $ (87.5)  $  658.3
Net Loss                                         -             -           -        -         -         (120.1)    (120.1)
Convertible exchangeable preferred stock
    dividends of $40.00 per share                -             -           -        -         -          (10.0)     (10.0)
Issuance of commons stock under option,
    purchase and award plans                     -             -           1.2      -         10.0         -         11.2
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 31, 1992                         0.1            -          53.2      -        703.7      (217.6)     539.4
Net Income                                       -             -           -        -         -          130.3      130.3
Issuance of convertible perfeferred shares       -            0.2          -        -        166.6        -         166.8
Convertible preferred dividends of
    $32.50 per share                             -             -           -        -         -           (7.1)     (7.1)
Convertible exchangeable preferred
    dividends of $40.00 per share                -             -           -        -         -          (10.0)    (10.0)
Issuance of common stock under option
    and purchase plans                           -             -           1.7      -         16.3         -        18.0
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 30, 1993                        0.1            0.2         54.9      -        886.6      (104.4)    837.4
Net Income                                       -             -           -        -         -          264.0     264.0
Redemption and conversion of convertible
    exchangeable preferred stock              (0.1)            -           4.1      -         (5.3)        -        (1.3)
Convertible exchageable preferred
    dividends of $40.00 per share                -             -           -        -          -          (7.5)     (7.5)
Convertible preferred dividends
    of $32.50 per share                          -             -           -        -          -         (11.2)     (11.2)
Acquisition of treasury stock                    -             -           -       (9.5)       -           -         (9.5)
Issuance of common stock under option,
    purchase, and profit sharing plans
    and tax benefit of $2.0                      -             -           2.4      -         31.4         -         33.8
- - --------------------------------------------------------------------------------------------------------------------------
Balance at May 29, 1994                       $  -          $ 0.2       $ 61.4   $ (9.5)   $ 912.7     $ 140.9   $1,105.7
==========================================================================================================================

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
                                                   Years Ended
                                         ------------------------------
                                         May 29,      May 30,    May 31,
                                          1994         1993       1992
                                         ------       ------     ------
CASH FLOW FROM OPERATING ACTIVITIES:

Net income (loss)                      $ 264.0      $ 130.3    $(120.1)
Adjustments to reconcile income (loss)
 with net cash provided by operations:
   Depreciation and amortization         173.8        159.8      167.0
   Cumulative effect of accounting
    change                                (4.9)          -          -
   Non-cash restructuring charges           -            -        35.4
   Loss (gain) on sale of investments     (2.2)         5.2         -
   Other, net                             (1.8)          -         0.3
   Changes in certain assets and
    liabilities, net of effects of
    acquisitions and dispositions:
    Receivables                          (16.1)       (77.0)      (7.2)
    Inventories                          (18.5)        18.2      (16.8)
    Other current assets                   1.5        (22.5)      (5.9)
    Accounts payable and accrued
     expenses                             51.3         16.4       80.6
    Current and deferred income taxes     15.3         12.2       (3.9)
    Other  non-current liabilities       (30.7)        (8.6)       6.6
                                        ------       ------    -------
Net cash provided by operating
 activities                              431.7        234.0      136.0
                                        ------       ------     ------

CASH FLOW FROM INVESTING ACTIVITIES:
Purchase of property, plant
 and equipment                          (270.7)      (233.9)    (183.0)
Proceeds from the sale of
 property, plant and equipment              -          15.7        1.2
Proceeds from the sale and maturity
  of marketable investments              658.7         42.8         -
Purchase of marketable investments      (680.0)      (111.1)        -
Proceeds from sale of investments          7.7          1.0        0.6
Purchase of investments and other, net    (11.2)       (10.8)      (4.2)
                                        ------       ------     ------
Net cash used by continuing
 operations                             (295.5)      (296.3)    (185.4)
Discontinued operations:
 Payment of accrued liabilities
  and income taxes related to the
  sale of ISG                              -           (0.8)      (5.6)
 Payment received on royalty receivable    -             -        13.0
                                        ------       ------     ------
Net cash used by investing activities   (295.5)      (297.1)    (178.0)
                                        ------       ------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt             1.9         37.3       17.8
Repayment of debt                        (19.7)       (23.7)     (24.8)
Collateral deposits and restricted cash     -          20.9       (6.4)
Issuance of common stock, net             30.5         18.0       11.2
Issuance of preferred stock, net
   of issuance costs                        -         166.8         -
Purchase of treasury stock                (9.5)          -          -
Payment of preferred dividends           (18.7)       (17.1)     (10.0)
                                        -------      ------     ------
Net cash provided (used) by
   financing activities                  (15.5)       202.2      (12.2)
                                        -------      ------     ------
Net change in cash and cash equivalents  120.7        139.1      (54.2)
Cash and cash equivalents at beginning
   of year                               277.4        138.3      192.5
                                        ------       ------     ------
Cash and cash equivalents
   at end of year                       $398.1       $277.4     $138.3
                                        ======       ======     ======

===============================================
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1994 ANNUAL REPORT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and its majority-owned subsidiaries ("National" or the "Company"). All significant intercompany transactions are eliminated in consolidation. Investments in which National has less than 20 percent ownership are accounted for by the cost method.
      National has a fiscal year which ends on the last Sunday of May. Fiscal years 1994 and 1993 were each 52-week years. The fiscal year ended on May 31, 1992 was a 53-week year.

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

Income Taxes

The income tax provision for 1994 has been determined in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"), which requires that deferred liabilities or assets at the end of each period be determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance. The Company adopted FAS 109 effective the first day of fiscal 1994. The impact of adopting FAS 109 did not have a material effect on the consolidated financial statements, and as such no cumulative effect is recorded for the accounting method change.
      The income tax provisions for fiscal years 1992 and 1993 were determined in accordance with Statement of Financial Accounting Standards No. 96 "Accounting for Income Taxes". Accordingly, the provision for income taxes for those years included federal, state and non-U.S. income taxes currently payable or refundable and deferred amounts as a result of temporary differences between the tax bases of assets and liabilities and the corresponding amounts reported in the financial statements.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method. Dilutive common stock equivalents include stock options. Preferred dividends are reflected as adjustments to reported net earnings (loss) in the calculation. Fully diluted earnings per common share are computed using the weighted average common and dilutive common stock equivalents outstanding, plus other dilutive securities outstanding which are not common stock equivalents. Other dilutive shares which are not common stock equivalents include the Convertible Exchangeable Preferred Shares and the Convertible Preferred Shares. If the result of these assumed conversions is dilutive, the dividend requirements for the Convertible Exchangeable Preferred Shares and the Convertible Preferred Shares are reduced while the average shares of common stock equivalents outstanding are increased.

Currencies

National's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation to U.S. dollars are included in the determination of net income in the period in which they occur. Aggregate net currency losses and the cost of hedging through forward exchange and currency option contracts before income taxes were $0.5 million, $4.7 million and $9.0 million in fiscal 1994, 1993 and 1992, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid debt instruments with a maturity of three months or less at the time of purchase. National maintains its cash balances in various currencies and a variety of financial instruments. The Company has not experienced any material losses relating to any short-term investment instruments.

Marketable Investments.   Marketable investments consist of commercial
paper, certificates of deposit, United States and Eurodollar time deposits, bankers' acceptances, securities issued by the United States Government, Corporate Notes and Bonds, and privately placed debt. Investments in time deposits and certificates of deposit are acquired from banks having combined capital and surplus of not less than $100 million. Investments in commercial paper of industrial firms and financial institutions are rated A1, P1 or better. Short term marketable investments mature within one year or less. Marketable investments are carried at the lower of cost or market. As of May 29, 1994, the carrying value of marketable investments, which approximates fair value, was $89.6 million. Fair value for marketable investments was based on quoted market prices.
      The Company's policy is to diversify the investment portfolio to reduce risk to principal from credit, geographic and investment sector risk. At May 29, 1994, investments were placed with a variety of different financial institutions or other issuers, and no individual non-U.S. government security, financial institution, or issuer exceeded 10 percent of total investments.
      In May 1993 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115") effective for fiscal years beginning after December 15, 1993. Under FAS 115, debt securities that the Company has both the positive intent and ability to hold to maturity are carried at amortized cost. Debt securities that the Company does not have the positive intent and ability to hold to maturity and all marketable equity securities are classified as available-for-sale or trading and carried at fair value. Unrealized holding gains and losses on securities classified as available-for-sale are carried as a separate component of shareholders' equity. Unrealized holding gains and losses on securities classified as trading are reported in earnings.
      Presently, the Company classifies most debt securities as held-for-investment and carries them at amortized cost. Securities held-for-sale are reported at the lower of cost or market and net unrealized losses are reported in earnings. The Company will prospectively implement FAS 115 starting in the first quarter of 1995. Management believes that adoption will not have a material effect on the financial position or results of operations of the Company.

Receivables. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, automotive, and telecommunications. National performs continuing credit evaluations of its customers and although the Company generally does not require collateral, letters of credit may be required from its customers in certain circumstances. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Off-Balance-Sheet Instruments. The Company utilizes various instruments, primarily forward exchange and currency option contracts, to manage its risk associated with currency fluctuations on certain sales commitments, anticipated sales commitments, and net non-U.S. dollar denominated asset and liability positions. Gains and losses on these instruments that are intended to hedge an identifiable commitment are deferred and included in the measurement of the related transaction. The instruments involve certain market and interest rate risks that exceed amounts recorded in the accompanying consolidated balance sheets. Cash flows from forward exchange contracts that are accounted for as hedges of identifiable transactions or events are classified in the same category as the cash flows from the item being hedged. Management believes that the Company's currency exchange contracts do not subject the Company to undue risk as a result of exchange rate movements because gains and losses on these contracts should offset gains and losses on the assets, liabilities and commitments being hedged. In the event the counterparties are unable to meet the terms of these contracts, the Company's risk is limited to the currency rate differential. However, the Company does not anticipate non-performance by the counterparties. Notional amounts of these instruments are often used to express the volume of these contracts. At fiscal year-end, National had outstanding currency exchange contracts with net face values of $51.1 million (consisting of $15.1 million in forward exchange and $36.0 million in option contracts) compared to $57.0 million for the fiscal year ended 1993. The amount to effectively close the forward contracts was $16.3 million based on prevailing currency exchange and interest rates as of May 29, 1994. The fair value of the currency option contracts was $0.2 million as of May 29, 1994.

Note 2.  Restructuring of Operations

During fiscal 1994, National released $24.2 million of restructuring reserves originally provided in fiscal 1992. The fiscal 1992 restructuring related primarily to worldwide consolidations of underutilized manufacturing operations, including write downs of certain assets, work force reductions, and process transfers. The release of these reserves was attributable to the Company's decision not to downsize additional manufacturing facilities, and a larger than anticipated gain on the sale of a building housing the Company's former manufacturing headquarters in Asia.
      During the fourth quarter of fiscal 1994, the Company identified restructuring requirements totaling $21.6 million (of which $7.7 million is non-cash) not covered by the 1992 reserve. Included in this amount are reserves totaling $10.0 million established for DCI, a wholly owned subsidiary of the Company. The restructure reserve for DCI was established specifically for consolidation of the DCI business and includes both fixed asset dispositions and reductions in work force to bring capacity in line with current and foreseeable business levels.
The reserve also includes the elimination of one division within CCG, the consolidation of certain products, and the decentralization of product engineering support functions. These actions resulted in a $6.8 million charge, primarily for involuntary severance and personnel relocation as well as the write off of licensed technology associated with products no longer supported by CCG. The last major element of fiscal 1994 restructuring relates to a decision by the Company to discontinue commercial manufacturing in part of the facility located at Santa Clara, California. The attendant reduction in staffing levels and asset dispositions required a $4.8 million charge and included further eliminations of product testing on the campus.
      The total fiscal 1994 restructuring requirements and release of fiscal 1992 reserves result in a net reversal of $2.6 million for fiscal 1994. The Company believes reserves are adequate for the planned actions which are expected to occur during fiscal 1995.
      During fiscal 1994, the Company utilized $44.2 million of the restructuring reserves primarily attributable to the closure of a wafer fabrication module in its Salt Lake, Utah facility, and closure of a wafer fabrication line in Santa Clara, California. Both of these actions were previously announced. In addition, the Company completed most of the process transfers from its Santa Clara, California facility to the Greenock, Scotland fabrication facility and completed the transfer of Mil Aero manufacturing to its Singapore facility. The Company continued to reduce headcount and related infrastructure at its Santa Clara, California operation.
      During fiscal 1993, the Company continued the restructuring activities related to the charges recorded in fiscal 1992 and 1991. The Company sold its Bangkok, Thailand facility and also sold the Migdal Haemek, Israel facility to a joint venture, in which the Company has less than a 20 percent investment. The Company also continued activities related to the closure of a fabrication module at its Salt Lake, Utah facility and announced the closure of a fabrication module in Santa Clara, California.
      During 1992, the Company recorded a restructuring charge of $149.3 million which related primarily to worldwide consolidations of underutilized manufacturing operations, including write downs of certain assets, work force reductions, and process transfers. During 1992, the Company closed its manufacturing facilities in Brazil and Hong Kong, ceased discrete wafer fabrication operations in Santa Clara, California, began the transfer of certain fabrication processes, and reduced portions of its work force in certain locations worldwide.

Note 3.  Consolidated Balance Sheet Details
(in millions)



                                                1994        1993
                                               ------      ------
RECEIVABLE ALLOWANCES
Doubtful accounts                            $   3.0     $   3.5
Returns and allowances                          30.8        29.5
                                              ------      ------
Total receivable allowances                  $  33.8     $  33.0
                                              ======      ======
INVENTORIES
Raw materials                                $  17.3     $  24.6
Work in process                                129.4       117.7
Finished goods                                  66.0        47.3
                                             -------      ------
Total inventories                            $ 212.7     $ 189.6
                                             =======      ======
PROPERTY, PLANT AND EQUIPMENT
Land                                         $   8.9     $   8.9
Buildings and improvements                     340.9       317.6
Machinery and equipment                      1,251.4     1,152.1
Construction in progress                       164.4       133.7
                                             -------      ------
Total property, plant and equipment          1,765.6     1,612.3
Less accumulated depreciation and
  amortization                               1,097.6     1,034.9
                                             -------      ------
Property, plant and equipment, net          $  668.0     $ 577.4
                                             =======      ======
ACCRUED EXPENSES
Payroll and employee related                 $ 124.9     $  96.9
Restructuring of operations                     20.8        44.9
Other                                          118.9        90.2
                                             -------      ------
Total accrued expenses                       $ 264.6     $ 232.0
                                             =======      ======

Other non-current liabilities consist principally of accrued restructuring expenses and deferred compensation, as well as tax related accruals in fiscal 1993.

      Effective beginning fiscal 1994, the Company changed its method of accounting to include certain costs in inventory which were previously charged directly to cost of sales as incurred. These costs consist primarily of product engineering, quality assurance and reliability, and production control and logistics. The Company believes this change is preferable in the circumstances because it more closely matches inventory costs with net sales and more closely aligns the Company with industry practices. The cumulative effect of this change on years prior to fiscal 1994 of $4.9 million is reflected in the 1994 first quarter results.
    Both the impact of the change in fiscal 1994 and the proforma effect on net income for fiscal 1993 under the new method of accounting were immaterial.
      In addition, beginning in fiscal 1994, the Company reclassified certain period expenses from cost of sales to research and development expense or to selling, general and administrative expense. The amounts presented in prior period statements of operations have been reclassified to conform with the fiscal 1994 presentation. For 1993, the effect of the reclassification decreased cost of sales by $81.3 million and increased research and development, and selling, general and administrative expenses by $26.9 million and $54.4 million, respectively. For 1992, the effect of the reclassification decreased cost of sales by $65.4 million and increased research and development, and selling, general and administrative expenses by $16.8 million and $48.6 million, respectively. Net income was not impacted in any period by the reclassifications.

Note 4.  Debt Financing

Debt consists of the following:

(in millions)                              1994        1993
                                          ------      -------
Installment and other notes at
  6.5%-9.8%                              $  5.9       $  9.7
Mortgage payable at 8.9%                    7.1         11.4
Note payable at 4.2%                        6.4         13.0
Note payable at 8.75%                       6.2          7.9
Obligations under capital leases            4.5          5.9
                                        -------       -------
Total loans payable                        30.1         47.9
Current portion of long-term debt         (15.6)       (10.6)
                                        -------       -------
Long-term debt                          $  14.5      $  37.3
                                        =======       =======

      Installment and other notes consist primarily of obligations of certain non-U.S. subsidiaries and are generally unsecured. At May 29, 1994, the fair value of debt approximates carrying value. Fair value was determined based on the nature of the instruments and current prevailing interest rates for borrowings.
      The mortgage payable at 8.9% is payable in monthly installments through 1996 and is secured by machinery and equipment. The note payable at 4.2% is a variable interest loan at the U.S. dollar Singapore Interbank Offer Rate plus 0.75% and is due in quarterly installments through 1999. The 8.75% note is payable in quarterly installments of principal and interest through 1997 and is secured by certain machinery and equipment.
      For each of the next five years and thereafter, debt and capital lease obligations are as follows:

                                       Total Debt
(in millions)                       (Principal only)
                                    ----------------
1995                                           $15.1
1996                                            11.8
1997                                             2.8
1998                                              .3
1999                                              .1
Thereafter                                        -
                                    ----------------
Total                                          $30.1
                                    ================

      The Company's multicurrency and revolving financing agreements make funds available in the form of multicurrency loans, letters of credit and standby letters of credit in favor of National. The multicurrency loan agreement ($20 million) and the revolving credit agreement which includes letters of credit and standby letters of credit ($75 million) expire in December 1994. The Company does not anticipate any problems in renewing the agreements. At May 29, 1994, $58.2 million of the combined total commitment was utilized, primarily to support letters of credit.
      These agreements contain restrictive covenants, conditions and default provisions which, among others, require the maintenance of financial ratios and certain levels of tangible net worth. At May 29, 1994, under the most restrictive covenant, no more than $92.2 million was available for payment of dividends on the Company's common stock.

Note 5.  Interest

(in millions)                   1994       1993       1992
                               ------     ------     ------
Interest income                $14.2       $7.3       $8.8
Interest expense                (3.3)      (4.4)      (3.4)
                              -------    -------    -------
Interest, net                  $10.9       $2.9       $5.4
                              =======    =======    =======



Note 6.  Income Taxes

Worldwide pretax earnings (loss) from operations and income taxes
(benefit) consisted of the following:

(in millions)                      1994       1993       1992
                                  ------     ------     ------
Income (loss) before
  income taxes:
U.S.                             $264.9     $ 58.6    $(121.9)
Non-U.S.                           38.6       91.3        4.9
                                -------    -------    -------
                                 $303.5     $149.9    $(117.0)
                                =======    =======    =======
Income taxes (benefit):
  Current:
    U.S. Federal                 $ 26.9     $  1.4    $    -
    U.S. state and local            6.4        2.6         -
    Non-U.S.                        5.6       12.1        3.4
                                -------    -------    -------
                                   38.9       16.1        3.4
  Deferred:
    Non-U.S.                        3.5        3.5       (0.3)

Charge in lieu of taxes
  attributable to employee
  stock plans                       2.0         -          -
                                -------    -------    -------
                                 $ 44.4     $ 19.6    $   3.1
                                =======    =======    =======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 29, 1994 are presented below (in millions):

Deferred Tax Assets:
Reserves and Accruals                                     $  80.5
Inventory capitalization and reserves                        19.0
Capitalized assets and other assets                          14.5
Loss carryovers and other allowances - foreign               74.8
General business credit carryovers - Federal                 47.1
Foreign tax and AMT credit carryovers                         6.8
Capitalized R&D - state                                       7.6
                                                          -------
   Total gross deferred assets                              250.3
   Less valuation allowance                                (248.6)
                                                          -------
   Net deferred assets                                    $   1.7

Deferred tax liabilities:

Capital allowance - foreign                               $ (19.4)
Other liabilities                                            (0.9)
                                                          -------
   Total gross deferred liabilities                         (20.3)
                                                          -------
   Net deferred tax liabilities                           $ (18.6)
                                                          =======

The valuation allowance at May 29, 1994 represented a decrease of $73.5 million from the balance of $322.1 million at May 31, 1993. Of the total valuation allowance for deferred tax assets, approximately $38 million of subsequently recognized tax benefits attributable to employee stock option exercises will be allocated to additional paid-in capital rather than to income tax benefit.
      For fiscal years 1993 and 1992, deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The deferred tax expense (benefit) reflected for those years is attributable primarily to depreciation, accruals and allowances.
      The reconciliation between the amount computed by applying the U.S. Federal statutory rate and the reported worldwide tax expense follows:

(in millions)                       1994       1993       1992
                                  -------    -------    -------
U.S. Federal statutory tax rate      35%        34%        34%
Income tax expense (benefit) at
Federal statutory rate           $106.2       $51.0     $(39.8)
Unutilized non-U.S. losses
  and tax differential
  related to non-U.S. income        8.8         1.5        5.4
U.S. state and local taxes net
  of federal benefits               4.2         2.6         -
Change in beginning of year
  valuation allowance             (76.0)         -          -
(Utilized) unutilized U.S.
  operating losses under FAS 96      -        (41.3)      37.0
Sale of Bangkok facility             -          3.9         -
Other                               1.2         1.9        0.5
                                -------     -------    -------
Reported income tax expense       $44.4       $19.6       $3.1
                                =======     =======    =======

      The temporary difference relating to the unremitted earnings of non-U.S. subsidiaries for which a deferred tax liability has not been recognized approximates $408.9 million at May 29, 1994. The additional taxes which may become due if those earnings were to be remitted to the U.S. are estimated to be $58.6 million after utilization of U.S. tax credits. However, it is management's intent that these earnings remain re-invested indefinitely.
      At May 29, 1994, National had credit carryforwards of approximately $53.9 million for tax return purposes which expire from 1996 through 2008. National also had operating loss carryforwards in certain non-U.S. jurisdictions.
      The U.S. Internal Revenue Service ("IRS") examinations of National's U.S. Federal income tax returns for fiscal years 1976-1982 resulted in the issuance of deficiency notices during fiscals 1989 and 1990 seeking additional taxes amounting to approximately $76 million (exclusive of interest). National filed petitions with the United States Tax Court contesting the deficiency notices and the cases were consolidated for trial. National and the IRS subsequently settled all issues for fiscal years 1976 through 1982 except for intercompany product transfer prices. This settlement reduced the additional taxes being sought to approximately $52 million (exclusive of interest). Trial in the case was held in February 1993 and an opinion was issued by the U.S. Tax Court in May 1994. The opinion found that adjustments to income of $40.6 million were due, which the Company estimates, after giving effect to loss and credit carrybacks, will result in a tax deficiency of approximately $5 million plus associated interest of between $35 million and $45 million. The IRS motion for reconsideration of the opinion, which sought an additional $31 million in income tax adjustments, was denied by the court in June 1994. A formal decision implementing the opinion will be entered by the Tax Court following completion of final computations and the decision will be subject to appeal by either the Company or the IRS.
      In January 1994, the Company and the IRS settled all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing, without the payment of additional Federal tax. This result will be affected by certain net operating loss carryovers and credits, which will not be determined until a final decision is entered in the Tax Court litigation. The Company's tax returns for fiscal years 1986 through 1989 are still under examination by the IRS. The Company believes that adequate tax payments have been made and accruals recorded for all years and that the Tax Court opinion will not have a material adverse effect of the Company's financial condition or results of operations.

Note 7.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
      The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20 percent or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the Company's common stock. If such person or group actually acquires 30 percent or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
      The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20 percent or more of the Company's outstanding common stock. The Rights will expire August 8, 1998, unless earlier redeemed.
      In March 1994, National called for redemption in April 1994 of all of the issued and outstanding shares of the $40.00 Convertible Exchangeable Preferred Shares, $0.50 par value (the "Exchangeable Preferred Shares.") In connection with the redemption, a conversion privilege offered by National to holders of the Exchangeable Preferred Shares expired on the redemption date. Essentially all Exchangeable Preferred Shares were converted by the holders into the Company's common stock at the rate of 33 shares of common stock for each Exchangeable Preferred Share. All remaining shares were redeemed and the Company issued shares of common stock that would have been issued to the holders of the Exchangeable Preferred Shares had they elected to convert, in accordance with standby arrangements entered into by the Company. After the redemption and conversion were complete, a total of 8,250,000 shares of common stock had been issued.
      At May 29, 1994, National had 345,000 shares of $32.50 Convertible Preferred Shares, $0.50 par value (the "Convertible Preferred Shares") issued and outstanding. The Convertible Preferred Shares were issued in October 1992. The liquidation preference of each Convertible Preferred Share is $500 plus unpaid dividends. The Convertible Preferred Shares are convertible at any time at the option of the holder into common stock at the rate of 35.273 shares of common stock for each Convertible Preferred Share. On or after November 1, 1995, and if the closing price of the Company's common stock on the New York Stock Exchange exceeds $17.72 for twenty trading days within any period of thirty consecutive trading days, the Convertible Preferred Shares are redeemable, in whole or in part, at the option of the Company for the number of shares of common stock as are issuable at a conversion rate of 35.273 shares of common stock for each Convertible Preferred Share. The Convertible Preferred Shares are not entitled to the benefit of any sinking fund. Dividends on the Convertible Preferred Shares at an annual rate of $32.50 per share are cumulative and payable quarterly in arrears, when and as declared by the Company's Board of Directors. Holders of Convertible Preferred Shares are entitled to limited voting rights.
      The Company is authorized by the Board of Directors to repurchase up to 3.5 million shares of the Company's common stock at current market prices prior to the end of calendar 1994. During May 1994, National purchased 500,000 shares on the open market at a cost of $9.5 million. The shares purchased by the Company are being held as treasury stock.
      National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings except those required for preferred stock dividends.

Note 8.  Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 27,754,929 shares of the Company's common stock. Generally, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of 10 years and one day after grant or 3 months after termination of employment (up to 5 years after termination due to death, disability, or retirement), whichever occurs first. Options generally become exercisable ratably over a four-year period.
      National also has an employee stock purchase plan which authorizes the granting of options and the issuance of up to 14,950,000 shares of common stock in annual or more frequent offerings to eligible employees in amounts related to their basic annual compensation. From the date of grant, the options become exercisable after 13 months and expire after 27 months. The option price is determined by the Stock Option and Compensation Committee of the Board of Directors but may not be less than 100 percent of the market value on the date of grant or 85 percent of the market value on the date of exercise, whichever is lower.

      Changes in options outstanding under the stock option and purchase plans during fiscal 1993 and 1994 were as follows:

                                     Number        Price
                                   of shares        per
                                 (in millions)     share
                                 -------------   ----------------
Outstanding May 31, 1992              16.4       $3.75 to $14.75
Granted                                2.9       $9.00 to $13.75
Exercised                             (3.4)      $3.75 to $11.50
Cancelled                             (0.7)      $3.75 to $14.75
- - -------------------------------------------------------------------
Outstanding May 30, 1993              15.2       $3.75 to $14.75
Granted                                3.3      $15.00 to $20.50
Exercised                             (4.7)      $3.75 to $14.75
Cancelled                             (0.6)      $3.75 to $20.50
- - -------------------------------------------------------------------
Outstanding at May 29, 1994           13.2       $3.75 to $20.50
Exercisable at May 29, 1994            5.1       $3.75 to $14.75
===================================================================

Expiration dates:  From August 1, 1994 to April 20, 2004
- - -------------------------------------------------------------------

Under the stock option and purchase plans, 2.5 million shares of common stock were issued during fiscal 1992. As of May 29, 1994, 18.7 million shares were reserved for issuance under the stock option and purchase plans, including shares available for future option grants.

Note 9.  Other Stock Plans

National had a director stock plan approved by stockholders in fiscal 1993. The director stock plan authorized the issuance of up to 200,000 shares of the Company's common stock to eligible non-employee directors of the Company. The common stock was issued automatically to eligible directors upon approval of the director stock plan by the stockholders and is issued automatically thereafter to eligible new directors upon their appointment to the Board and to all eligible directors on the subsequent election to the Board by stockholders. As of May 29, 1994, 15,000 shares had been issued under the director stock plan and 185,000 shares were reserved for future issuances.
      National has a performance award plan approved by stockholders in fiscal 1993 which authorizes the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Performance plan cycles are three to five years depending on specific performance measurements, and the earliest a payout can occur is the third year of a performance plan cycle. Plan participants currently consist of a limited group of senior executives. No shares were issued under the performance award plan during fiscal 1993 or 1994. The first payout, if any, under the plan would occur in fiscal 1996, and expense recorded in fiscal 1993 and 1994 under the plan was not material.

Note 10.  Benefit Plans

National's Retirement and Savings Program for U.S. employees consists of two plans as follows:
      The profit sharing plan in fiscal 1993 and 1994 required company contributions of the greater of five percent of consolidated net earnings before income taxes or one percent of payroll (as defined by the plan). In fiscal 1992, the plan required contributions of five percent of consolidated net earnings before income taxes. As the Company was not profitable in 1992, there was no plan expense during that year. Beginning in fiscal 1993, contributions are invested 25 percent in National's common stock and 75 percent in cash. Total shares contributed under the profit sharing plan during fiscal 1994 were 122,822. As of May 29, 1994, 2.1 million shares of common stock were reserved for future company contributions.
      The salary deferral "401(k)" plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. Contributions are invested in one or more of five investment funds at the discretion of the employee. One of the investment funds is a Company stock fund where contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the Company has not issued any stock directly to the stock fund.

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

(in millions)                   1994       1993       1992
                               ------     ------     ------
Profit Sharing Plan             $15.9      $7.9         -
- - -----------------------------------------------------------
Salary deferral "401(k)" plan   $ 8.3      $4.1       $1.6
- - -----------------------------------------------------------
Non-U.S. pension and
  retirement plans              $ 4.7      $5.4       $4.9
===========================================================

Effective beginning fiscal 1994, the Company prospectively adopted Statement of Financial Accounting Standards No. 106, "Employer's
Accounting for Postretirement Benefits other than Pensions" ("FAS 106"). The adoption did not have a material impact on the Company's financial statements.

In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employer's Accounting for Postemployment Benefits" ("FAS 112"), effective for fiscal years beginning after December 15, 1993. Under FAS 112, postemployment benefits, primarily salary continuation and insurance continuation, are accrued at the time the benefit is earned by the employee. The Company will implement FAS 112 starting in the first quarter of fiscal 1995. Management believes that adopting FAS 112 will not have a material impact on the Company's financial statements or results of operations.

Note 11.  Commitments and Contingencies

Commitments. The Company leases certain facilities and equipment under operating lease arrangements which expire at various dates through 2009. Rental expenses under operating leases were $48.9 million, $58.9 million, and $65.6 million in 1994, 1993, and 1992, respectively.

Minimum commitments under noncancelable operating leases are as follows:


                                          (in millions)
                                          -------------
1995                                             $ 32.4
1996                                               28.3
1997                                               23.1
1998                                               19.5
1999                                               17.4
Thereafter                                        125.2
                                                 ------
Total                                            $245.9
                                                 ======

Certain of the above lease arrangements relate to the facility sale and leaseback transactions made prior to 1990. Total commitments under these lease arrangements are $156.9 million as of May 29, 1994. These arrangements also require collateral in the form of standby letters of credit of approximately $41.8 million as of May 29, 1994. The Company has entered into a letter of intent to repurchase the equity interest in the facility sale and leaseback transactions which will result in the partial elimination of these commitments. In connection with the joint venture established from the sale of the Migdal Haemek, Israel facility (discussed in Note 2), National has commitments to purchase fabricated wafers from the joint venture at competitive market prices over the next two years. As of May 29, 1994, these commitments total $29.1 million and $15.1 million for fiscal years 1995 and 1996, respectively, based on existing negotiated prices.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-

U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period and the alleged underpayment was reduced in a similar action in April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of such underpayment. The Company filed an administrative petition for relief in October 1991 and the Company is continuing to contest the Penalty Notice in administrative proceedings. The Company believes that the ultimate resolution of this matter will not have a material financial impact on the Company or the results of operations.
      The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan. Management believes that the potential liability, if any, in excess of amounts already accrued for the site remediation will not have a material effect on the Company's financial position.
      In addition to the Santa Clara site, the Company has been designated as a potentially responsible party ("PRP") by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. The Company has also been cited for alleged deficiencies in its record keeping for and handling, treatment, storage and disposal of hazardous products and wastes. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal years 1994, 1993, and 1992. The Company believes that the potential liability, if any, in excess of amounts already charged to earnings will not have a material effect on the Company's financial position.
      On December 2, 1992, Hughes Aircraft Company ("Hughes") filed a patent infringement suit in Federal court against the Company seeking unspecified amounts of damages and costs, which was served on the Company on January 7, 1993. The Company has filed a counter claim against Hughes' parent, General Motors Corporation, also alleging patent infringement. The Company believes the claims made by Hughes are without merit and that the ultimate resolution of this matter will not have a material financial impact on the Company's financial position.
      The Company is engaged in tax litigation with the IRS and the Company's tax returns are under examination by the IRS (see Note 6). In addition to the foregoing, National is a party to other suits and claims which arise in the normal course of business. National believes any liability resulting from those matters would be immaterial to the Company's financial position.


Note 12.  Industry and Geographic Segment Information

The Company is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products including analog integrated circuits, digital integrated circuits, mixed analog and digital circuits, microcontrollers, hybrid circuits, subsystems, electronic packaging, and miscellaneous services and supplies for the semiconductor industry and original equipment manufacturers. National operates in three main geographic areas. In the informa-tion that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the U.S., Asia, and Europe in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.
      National conducts a substantial portion of its operations outside of the U.S. and is subject to hazards associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls, air transportation disruptions and employee relations.

                                                      Elim &     Consol-
(in millions)           Americas  Europe     Asia     Corporate   idated
                        --------  -------  --------  ----------  -------
1994
Sales to unaffiliated
  customers            $1,010.4   $496.7  $  788.3 $      -    $2,295.4
Transfers between
geographic areas          493.3    153.7     631.4  (1,278.4)        -
                       --------   ------    ------   -------    -------
Total sales            $1,503.7   $650.4  $1,419.7 $(1,278.4)  $2,295.4
                       --------   ------    ------    ------   --------
Total assets           $  656.7   $218.9  $  558.5 $   313.6   $1,747.7
                       ========   ======   =======   =======   ========
1993
Sales to unaffiliated
  customers            $  939.5   $413.2  $  661.0 $      -    $2,013.7
Transfers between
  geographic areas        415.6    120.0     558.1  (1,093.7)       -
                       --------   ------    ------  --------   --------
Total sales            $1,355.1   $533.2  $1,219.1 $(1,093.7)  $2,013.7
                       --------   ------    ------  --------   --------
Total assets           $  539.7   $222.7  $  436.6 $   277.5   $1,476.5
                       ========   ======   =======   =======   ========
1992
Sales to unaffiliated
  customers            $  831.7   $373.4    $512.4   $    -    $1,717.5
Transfers between
geographic areas          360.1     99.8     485.9    (945.8)        -
                       --------   ------    ------   -------   --------
Total sales            $1,191.8   $473.2    $998.3   $(945.8)  $1,717.5
                       --------   ------    ------   -------   --------
Total assets           $  387.3   $177.3    $385.8   $ 198.5   $1,148.9
                       ========   ======   =======   =======   ========


Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(in millions)                          1994       1993       1992
                                    -------    -------    -------
Cash paid for:
           Interest expense           $ 3.3       $4.5       $3.6
           Interest payment
             on tax settlements       $18.6       $ -        $ -
           Income taxes               $27.8       $4.9       $7.1
Noncash items:
  Issuance of stock for employee
    benefit plans                     $ 2.0       $ -        $ -

The Company recorded capital lease obligations of $1.2 million and $6.4 million during 1993 and 1992 respectively, related to the acquisition of machinery and equipment. Noncash financing activities in fiscal 1993 included the relief of debt of $12.3 million on the sale of the Migdal Haemek, Israel facility.

Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 1994 and 1993:

                               First      Second     Third     Fourth
(in millions, except per)     Quarter     Quarter   Quarter    Quarter
  share amounts)
1994
Net Sales                      $558.9      $582.4    $544.7     $609.4
Gross Margin                   $228.3      $243.5    $228.4     $258.9
Net income                     $ 57.1      $ 60.7    $ 63.8     $ 82.4
                               ======      ======    ======     ======
Primary earnings per common share
  before cumulative effect
  of accounting change          $0.39       $0.46     $0.48      $0.63
Cumulative effect of
  accounting change              0.04         -         -          -
Primary earnings                -----       -----     -----      -----
  per common share              $0.43       $0.46     $0.48      $0.63
Weighted average common and    ======      ======    ======     ======
  common equivalent shares
  outstanding                   119.5       120.1     120.8      126.0
                               ======      ======    ======      =====
Fully diluted earnings per share
  before cumulative effect
  of accounting change          $0.37       $0.43     $0.45      $0.58
Cumulative effect of
  accounting change              0.04         -         -          -
Fully diluted earnings          -----       -----     -----      -----
  per common share              $0.41       $0.43     $0.45      $0.58
                                =====       =====     =====      =====
Weighted average fully
  diluted shares                140.4       140.6     141.7      143.0
                                =====       =====     =====      =====

Common stock price - high      $19.50      $21.75    $21.88     $25.00
Common stock price - low       $14.38      $15.00    $14.38     $16.75
                                =====       =====     =====      =====
1993
Net Sales                      $472.4      $491.9    $491.5     $557.9
Gross Margin                   $164.7      $167.2    $173.8     $209.7
Net income                     $ 21.9      $ 35.3    $ 26.9     $ 46.2
Primary earnings per common    ======      ======    ======     ======
  share:                       $ 0.17      $ 0.27    $ 0.19     $ 0.35
                                =====       =====     =====      =====
Weighted average common and
  common equivalent shares
  outstanding                   114.8       116.0     115.6      117.6
                                =====       =====     =====      =====
Fully diluted earnings per
  share                        $ 0.17      $ 0.27    $ 0.19     $ 0.33
Weighted average fully diluted   ====        ====      ====       ====
  shares                        114.8       116.0     115.6      138.6
                                =====       =====     =====      =====
Common stock price - high      $11.75      $14.13    $13.63     $15.00
Common stock price - low        $8.50       $9.88    $10.13     $10.63
                               ======      ======    ======     ======

Fiscal 1994 results of operations include patent licensing income of $15.9 million, of which $1.4 million, $0.7 million, $5.3 million, and $8.5 million were included in the first, second, third and fourth quarters, respectively. Fiscal 1994 results of operations also include centralization costs for the sales distribution facilities of $10.1 million, primarily recorded in the first and second quarters. In addition, included in the second quarter was a $2.2 million gain on the sale of a minority investment, and included in the fourth quarter was a $2.6 million favorable restructuring adjustment (see Note 2).

Fiscal 1993 results of operations include patent licensing income of $43.7 million, of which $31.7 million, $8.3 million, and $3.7 million were included in the second, third and fourth quarters, respectively. Fiscal 1993 results of operations also include centralization costs for the sales distribution facilities of $10.1 million, primarily recorded in the second quarter. Fiscal 1993 results of operations include $11.9 million of legal fees incurred on the tax case (see Note 6), of which $1.5 million, $4.5 million, $3.2 million, and $2.7 million were incurred in the first, second, third and fourth quarters, respectively. Also included in the third quarter of fiscal 1993 was a $4.7 million write down of a minority investment.
      Preferred dividends are reflected as adjustments to reported earnings in the calculation of primary earnings per share.
      The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 29, 1994, there were approximately 13,073 holders of the Company's common stock.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 1994 and May 30, 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 29,1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 29, 1994 and May 30, 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended May 29, 1994 in conformity with generally accepted accounting principles.
      As discussed in Note 3 to the consolidated financial statements, the Company changed its method of accounting for certain costs in inventory in 1994.


                                                      KPMG PEAT MARWICK


San Jose, California
June 10, 1994

MANAGEMENT

DIRECTORS

Peter J. Sprague
Chairman of the Board
of the Company and
Private Financier

Gilbert F. Amelio
President and Chief
Executive Officer
of the Company

Gary P. Arnold*
President, Chairman,
Chief Executive Officer,
Analogy, Inc.

Robert Beshar*
Attorney in private
practice

Modesto A. Maidique
President, Florida
International University

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

John M. Clark III
Senior Vice President,
General Counsel and
Secretary

Robert G. MacLean
Vice President,
Human Resources

Donald Macleod
Senior Vice President,
Finance and Chief
Financial Officer

R. Thomas Odell
President,
Standard Products
Group

Edgar R. Parker
Senior Vice
President, Quality
and Reliability

Kirk P. Pond
Executive Vice President
and Chief Operating
Officer

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
      Telephone (408) 721-5000

      Manufacturing Facilities
      Santa Clara, California; South Portland, Maine; Murrysville, Pennsylvania; Arlington,
      Texas; West Jordan, Utah; Malacca, Malaysia; Penang, Malaysia; Cebu, Philippines;
      Greenock, Scotland; Singapore


      SHAREHOLDER INFORMATION

Common Stock Data
The Company's common stock is traded on the New York Stock
Exchange and the Pacific Stock Exchange.

Annual Meeting of Shareholders
The annual meeting will be held on or about September 30, 1994. A notice of the meeting, together with a form of proxy and a proxy statement, will be mailed to shareholders on or about August 15, 1994, at which time proxies will be solicited by the Board of Directors.


FORM 10-K
If you would like to receive a free copy of the Company's "Form 10-K", filed with the Securities and Exchange Commission, please send your request to:
Investor Relations
Mailstop 10-397
National Semiconductor Corporation
P.O. Box 58090
Santa Clara, California  95052-8090
Telephone (408) 721-5800  Fax (408) 721-7254

                                               Appendix to Exhibit 13.0

Narrative description of graphic and image material for items appearing in Exhibit 13.0 as required by Regulation S-T.

Net Sales per Employee bar graph is located in the Management Discussion and Analysis of Results of Operations and Financial Condition. The bar graph shows the net sales per employee in dollars in thousands for the fiscal years ended 1994, 1993, and 1992. The net sales per employee for the years above are $63.1, $86.1, and $102.9, respectively.

Gross Margin as a percent of sales bar graph is located in the Management Discussion and Analysis of Results of Operations and Financial Condition. The bar graph duplicates information contained in the Management Discussion and Analysis of Results of Operations and Financial Condition narrative.

Operating Costs and Expenses stacked bar graph is located in the Management Discussion and Analysis of Results of Operations and Financial Condition. The bar graph duplicates selling, general and administrative and research and development as a percent of sales contained in the Management Discussion and Analysis of Results of Operations and Financial Condition narrative.
The cost of sales as a percent of sales for the three fiscal years ended 1994, 1993, and 1992 are 68.8%, 64.5%, and 58.2%, respectively.

Cash and Investments bar graph is located in the Management Discussion and Analysis of Results of Operations and Financial Condition. Cash and Investments reflected in dollars in millions for the fiscal years ended 1994, 1993, and 1992 are shown as $487.7, $345.7, and $159.2, respectively.

Cash provided by Operations bar graph is located in the Management Discussion and Analysis of Results of Operations and Financial Condition. Cash provided by operations reflected in dollars in millions for the fiscal years ended 1994, 1993, and 1992 are shown as $431.7, $234.0, and $136.0 respectively. The amounts for fiscal years ended 1994 and 1993 are also duplicated in the Management Discussion and Analysis of Results of Operations and Financial Condition narrative.

                                                            Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 29, 1994, all of which are included in the consolidated financial statements of the registrant:

                                State or                      Percent of
                                  other       Other country     voting
                              jurisdiction      in which      securities
                                   of         subsidiary is    owned by
Name                         incorporation     registered      National
- - ----                         -------------    -------------   ----------
Dyna-Craft, Inc.                California                       100%
National Semiconductor          Delaware                         100%
      International, Inc.
DTS Caribe, Inc.                Delaware                         100%
N.S. Publications, Inc.         Delaware                         100%
National Semiconductor          Delaware                         100%
      Property, Inc.
Fairchild Semiconductor Corp.   Delaware                         100%
National Semiconductor          France                           100%
      France S.A.
National Semiconductor GmbH     Germany          Belgium         100%
National Semiconductor          Israel                           100%
      (I.C.) Ltd.
National Semiconductor Sp.A.    Italy                            100%
National Semiconductor A.B.     Sweden                           100%
National Semiconductor          Great Britain    Denmark         100%
        (U.K.) Ltd.                              Ireland/
                                              Finland/Norway
                                                  Spain
National Semiconductor          Netherlands                      100%
      Benelux B.V.
National Semiconductor          Switzerland                      100%
      International
      Finance S.A.
National Semiconductor          Australia                        100%
      (Australia)  Pty. Ltd.
National Semiconductor          Hong Kong                        100%
      (Hong Kong) Limited
National Semiconductor          Hong Kong        Taiwan          100%
      (Far East) Limited
Consumer Electronics Limited    Hong Kong                        100%
National Semiconductor (HK)     Hong Kong        Philippines     100%
      Distribution Ltd.
National Semiconductor          Japan                            100%
      (Service) Ltd.
National Semiconductor          Japan                            100%
      Japan Ltd.
National Semiconductor          Malaysia                         100%
      SDN. BHD.

                                                           Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT


                               State or                       Percent of
                                other         Other country     voting
                             jurisdiction       in which     securities
                                 of           subsidiary is   owned by
Name                        incorporation      registered     National
- - ----                        -------------     -------------  ----------
National Semiconductor          Malaysia                         100%
      Technology SDN. BHD.
DynaCraft SDN. BHD.             Malaysia                         100%
National Semiconductor Pte.     Singapore                        100%
      Ltd.
National Semiconductor          Singapore                        100%
      Asia Pacific Pte. Ltd.
National Semiconductor          Singapore                        100%
      Singapore Manufacturer
      Pte. Ltd.
National Semiconductor          Canada                           100%
      Canada Inc.
National Semicondutores         Brazil                           100%
      do Brasil  Ltda.
Electronica NSC de Mexico,      Mexico                           100%
      S.A. de C.V.
ASIC Limited                    Bermuda                          100%

                                                       EXHIBIT 10.2

                  NATIONAL SEMICONDUCTOR CORPORATION

                     Key Employee Incentive Plan

                 (as amended effective May 29, 1994)


1.     Objectives.

The National Semiconductor Corporation Key Employee Incentive Plan (the "Plan") is designed to retain executives and other selected employees and reward them for making major contributions to the success and profitability of the Company. These objectives are accomplished by making incentive Awards under the Plan and providing Participants with a proprietary interest in the growth and performance of the Company.

2.     Definitions.

     (a) Award - The Award to a Plan Participant pursuant to such terms, conditions and limitations as the Company may establish in order to fulfill the objectives of the Plan.

     (b) Award Agreement - An agreement between the Company and a Participant that sets forth the terms, conditions and limitations applicable to an Award.

     (c)    Board - The Board of Directors of National Semiconductor
Corporation.

     (d) Code - The Internal Revenue Code of 1986, as amended from time to time.

     (e) Committee - The Stock Option and Compensation Committee of the Company's Board, or such other committee of the Board that is designated by the Board to administer the Company's compensation policies and programs.

     (f) Company - National Semiconductor Corporation ("NSC") and any other corporation in which NSC controls, directly or indirectly, fifty percent (50%) or more of the combined voting power of all classes of voting securities.

     (g) Executive Officer - Any officer of the Company subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 ("Exchange Act").

     (h) Participant - An employee of the Company eligible to receive an Award under the Plan.

3.     Eligibility.

Employees of the Company, excluding Executive Officers participating in the Executive Officer Incentive Plan, eligible for an Award under the Plan are those who hold positions of responsibility and whose performance, in the judgment of the management of the Company can have significant effect on the success of the Company.

4.     Administration.

The Plan shall be administered by the Committee which shall have full and exclusive power to interpret the Plan, to grant waivers of Plan restrictions and to adopt such rules, regulations and guidelines for carrying out the Plan as it may deem necessary or proper, all of which power shall be executed in the best interests of the Company and in keeping with the objectives of the Plan. These powers include, but are not limited to, the adoption of modifications, amendments, procedures, subplans and the like as are necessary to comply with provisions of the laws of other countries in which the Company may operate in order to assure the viability of Awards granted under the Plan and to enable Participants employed in such other countries to receive advantages and benefits under the Plan and such laws.

5.     Delegation of Authority.

The Committee may delegate to the Chief Executive Officer of the Company and to other senior officers of the Company its duties under the Plan pursuant to such conditions or limitations as the Committee may establish.

6.     Awards.

The Committee may grant Participants awards of cash at such times and in such amounts as the Committee deems appropriate and shall set forth in the related Award Agreement the terms, conditions and limitations applicable to each Award. Such awards shall be made in accordance with such guidelines as the Committee may from time to time adopt. Awards shall be made subject to such conditions and restrictions as the Committee may determine to be appropriate, which may include, but are not limited to, continuous service with the Company, achievement of specific business objectives, increases in specified indices, attaining growth rates and other comparable measures of Company performance.

7.     Payment of Awards.

No Participant shall have the right to receive payment of any Award until notified of the amount of such award, in writing, by the Company. Payment of Awards shall be made in the form of cash and may include such restrictions as the Company or Committee shall determine. Payments may be deferred in accordance with procedures established by the Company to assure that such deferrals comply with applicable requirements of the Code including, at the choice of participants, the capability to make further deferrals for payment after retirement.

8.     Tax Withholding.

The Company shall have the right to deduct applicable taxes from any Award payment.

9.     Amendment, Modification, Suspension or
       Discontinuance of this Plan.

The Company may amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in legal requirements or for any other purpose permitted by law. The Company will seek stockholder approval of an amendment if determined to be required by or advisable under regulations of the Securities and Exchange Commission or the Internal Revenue Service, the rules of any stock exchange on which the Company's stock is listed or other applicable law or regulation. No amendment, suspension, termination or discontinuance may impair the right of a Participant or his or her designated beneficiary to receive any Award accrued prior to the later of the date of adoption or the effective date of such amendment, suspension, termination or discontinuance.

10.    Termination of Employment.

If the employment of a Participant terminates, other than pursuant to paragraphs (a) and (b) of this Section 10, all unpaid Awards shall be cancelled immediately, unless the Award Agreement provides otherwise.

     (a) Retirement - When a Participant's employment terminates as a result of retirement, the Company may permit Awards to continue in effect beyond the date of retirement in accordance with the applicable Award Agreement, and the vesting of any Award may be accelerated.

     (b)    Death or Disability of a Participant.

          (i) In the event of a Participant's death, the Participant's estate or beneficiaries shall have a period up to the expiration date specified in the Award Agreement within which to receive any outstanding Award held by the Participant under such terms as may be specified in the applicable Award Agreement. Rights to any such outstanding Awards shall pass by will or the laws of descent and distribution in the following order: (a) to beneficiaries so designated by the Participant; if none, then (b) to a legal representative of the Participant; if none, then (c) to the persons entitled thereto as determined by a court of competent jurisdiction. Awards so passing shall be made at such times and in such manner as if the Participant were living.

          (ii) In the event a Participant is disabled, Awards and rights to any such Awards may be paid to the Participant.

          (iii) After the death or disability of a Participant, the Company may, in its sole discretion, at any time (1) terminate restrictions in Award Agreements; (2) accelerate any or all installments and rights; and (3) pay the total of any accelerated payments in a lump sum to the Participant, the Participant's estate, beneficiaries or representative.

          (iv) In the event of uncertainty as to interpretation of or controversies concerning this paragraph (b) of Section 10, the Company's determinations shall be binding and conclusive.

11.    Cancellation and Rescission of Awards.

Unless the Award Agreement specifies otherwise, the Company may cancel any unpaid Awards at any time if the Participant is not in compliance with all other applicable provisions of the Award Agreement and the Plan. Awards may also be cancelled if the Company determines that the Participant has at any time engaged in activity harmful to the interest of or in competition with the Company.

12.    Nonassignability.

No Award or any other benefit under the Plan shall be assignable or transferable by the Participant during the Participant's lifetime.

13.    Unfunded Plan.

The Plan shall be unfunded. Although bookkeeping accounts may be established with respect to Participants, any such accounts shall be used merely as a bookkeeping convenience. The Company shall not be required to segregate any assets that may at any time be represented by cash, nor shall the Plan be construed as providing for such segregation, nor shall the Company nor the Board nor the Committee be deemed to be a trustee of any cash to be granted under the Plan. Any liability of the Company to any Participant with respect to an Award under the Plan shall be based solely upon any contractual obligations that may be created by the Plan and any Award Agreement; no such obligation of the Company shall be deemed to be secured by any pledge or other encumbrance on any property of the Company. Neither the Company nor the Board nor the Committee shall be required to give any security or bond for the performance of any obligation that may be created by the Plan.

14.    No Right to Continued Employment.

Nothing in this Plan shall confer upon any employee or Participant any right to continue in the employ of the Company or shall interfere with or restrict in any way the right of the Company to discharge an employee or Participant at any time for any reason, with or without good cause.

15.    Effective and Termination Dates.

The Plan as originally adopted by this Company was effective November 25, 1991, and as amended is effective May 29, 1994. The Company may terminate or suspend the Plan at any time. No Awards may be made while the Plan is suspended or after it is terminated.

                                                         EXHIBIT 10.3

                   NATIONAL SEMICONDUCTOR CORPORATION

               1995 KEY EMPLOYEE INCENTIVE PLAN AGREEMENT


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

Executive Officer:       An Employee of the Company who is subject to
                         the reporting and liability provisions of
                         Section 16 of the Securities and Exchange Act of 1934.

Extraordinary            Events that, in the opinion of the Committee,
Occurrences:             are beyond the significant influence of Plan
                         Participants or the Company and cause a
                         significant unintended effect, positive or negative, on Company operating and financial results.

Incentive Levels:        The grouping of those Employees designated as
                         Participants as set forth in Article 4.

Participant:             An Employee who at the time shall be a
                         Participant in accordance with the provisions of Article 3.

Performance Goal:        Factors considered and scored to determine the
                         amount of a Participant's Award and consisting of three levels of performance as follows:

                         (i) Threshold - the minimum acceptable level of performance for which an Award may be earned on a particular Performance Goal.

                         (ii) Target - good performance, usually set at a level equal to the Strategic Business Plan ("SBP II") for financial measures, reflecting a degree of difficulty which has a reasonable probability of achievement.

                         (iii) Superior - exceptional performance far exceeding the Target level because of the great degree of difficulty and the limited ((10% -20%) probability of achievement.

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


                                 ARTICLE 2

                               Effective Date

     The Agreement will become effective as of May 29, 1994, to be effective for the Company's fiscal year 1995.

                                 ARTICLE 3

                    Eligibility for Plan Participation

A. Prior to the commencement of each Plan Period, members of the Company's management committee will recommend to the President of the Company potential Participants for the Plan Period and their Incentive Level. The President of the Company shall then designate Plan Participants and their Incentive Level for the Plan Period. Executive Officers may not participate in the plan.

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


                               ARTICLE 5

                         Plan Performance Goals

A. Performance Goals and associated weights will be established at the start of each Plan Period. Each Performance Goal will have a defined Threshold, Target and Superior level of performance. Performance Goals and their associated weights may change from one Plan Period to another Plan Period to reflect the Company's operational and strategic goals.

B. Weights for corporate and business unit financial Performance Measures will be established at the start of each Plan Period and will be equal unless otherwise approved in advance by the President of the Company.

C. Awards will range between 0% and 200% of Target Award. A scale showing the amount of the Participant's Award relative to the Target Award at the various performance levels will be developed for each Performance Goal. Performance levels and associated Awards (as a percent of the Target Award) will be set generally in a straight linear relationship from Threshold to Superior Performance Goals, with Awards at the Superior level being 150% of the Target Award, Awards at the Target level being 100% of the Target Award and Awards at the Threshold level being 50% of the Target Award. Performances at less than the Threshold level or more than the Superior level are subject to discretionary adjustments that may not necessarily follow a linear progression.

D. Financial and strategic Performance Goals and Target Performance Goals will be recommended by the responsible group manager for each specific group or business unit and approved by the President of the Company.

E. Under exceptional circumstances, revisions to financial performance targets may be proposed at the midpoint of the Plan Period if the business environment or key planning assumptions change significantly from conditions assumed at the start of the Plan Period. Such revisions are subject to approval by the President of the Company.

F. Performance Goals, performance scales and Awards may be adjusted in the event the Committee or the President determine there has been an Extraordinary Occurrence during the Plan Period that (i) affects one or more Performance Goals; (ii) unreasonably distorts Award calculations; or (iii) results in undue benefit or detriment to the Plan Participants. Such adjustments will be made solely for the purpose of neutralizing the effect of the Extraordinary Occurrence.


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

B. Measurement of performance on Performance Goals for Participants will be scored by the Company.

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

C. For deferred Awards, Participant deferred accounts will be credited each Award Date with interest set at the rate for long-term A-rated corporate bonds, as reported by the investment banking firm of Salomon Brothers Inc of New York City (or such other investment banking firm as the Committee may specify) during the first week of each calendar year. The interest rate will be reset at the beginning of each calendar year. Interest will begin to accrue on the Award Date and will be credited each Award Date until the date payment is actually made. If a Participant's Award is distributed at any time other than on an Award Date, the Participant's account will be credited with interest until the date of distribution.

D. Participants will not receive deferred Awards until the earlier of termination of employment for any reason (including retirement, disability, or death) or a date pre-selected by the Participant. The account balance will be paid in a lump sum in the month following the earlier of termination of employment for any reason or the pre-selected date unless installment payments are permitted and have been elected as follows: Upon termination of employment by reason of retirement or disability, a Participant who has previously elected to defer an Award may irrevocably elect to have the balance of the deferred Award plus accrued interest paid to the Participant in periodic annual installments over a period of ten (10) years. Payments shall commence or be made annually on a day each year that is within thirty (30) days of the anniversary date following Participant's retirement or disability.

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

F. Payment of part or all of the deferred Award may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be specifically approved by the Company.

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

                                 ARTICLE 9

                        Interpretations and Rule-Making

     The Company shall have the right and power to: (i) interpret the provisions of the Agreement, and resolve questions thereunder, which interpretations and resolutions shall be final and conclusive; (ii) adopt such rules and regulations with regard to the administration of the Plan as are consistent with the terms of the Agreement, and (iii) generally take all action to equitably administer the operation of the Plan and this Agreement.


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


                       NATIONAL SEMICONDUCTOR CORPORATION
                         KEY EMPLOYEE INCENTIVE PLAN

                             Notice of Election

     If you are a Participant in the Company's Key Employee Incentive Plan ("KEIP") and receive an Award under the KEIP for fiscal year 1995, you may accept payment in calendar year 1995 or you may defer payment until a later date which is at least one year after the Award Date. If you want to defer payment, complete this election form and return it to Donald Macleod, Senior Vice President, Finance, or his designee by April 27, 1995.

     If you do not complete this form, you will receive payment in calendar year 1995. For further details, refer to the National
Semiconductor Corporation Key Employee Incentive Plan documents and
Agreement.

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

     2. The amounts deferred will be payable on the earliest of: termination of employment for any reason (including retirement, disability, or death) or on ________________________ (specify pre-selected distribution date at least one year after the 1995 Award Date.)

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

My secondary beneficiary (to receive benefits only in the event of death of my primary beneficiary) is:

                 _______________________________________________
                 (Print name)


Print address:   _______________________________________________

                 _______________________________________________

I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1995 KEIP AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR KEIP DOCUMENT.


                                           Consent of spouse (required
                                           married participants
                                           beneficiaries other than spouse)


Signature: ___________________________    Signature______________________

Print Name: __________________________    Print Name:____________________

Date: ________________________________




Received  by National Semiconductor Corporation

Date: ________________________________

By: __________________________________

Print Name: __________________________

Title: ________________________________

                                                            EXHIBIT 10.4

                    NATIONAL SEMICONDUCTOR CORPORATION

                    Executive Officer Incentive Plan

                   (as adopted effective May 29, 1994)


1.   Objectives.

The National Semiconductor Corporation Executive Officer Incentive Plan (the "Plan") is designed to retain executives and reward them for making major contributions to the success and profitability of the Company. These objectives are accomplished by making incentive Awards under the Plan and providing participants with a proprietary interest in the growth and performance of the Company.

2.   Definitions.

     (a) Award - The Award to a Plan participant pursuant to terms and conditions of the Plan.

     (b) Award Agreement - An agreement between the Company and a participant that sets forth the terms, conditions and limitations applicable to an Award.

     (c)  Board - The Board of Directors of National Semiconductor
Corporation.

     (d) Code - The Internal Revenue Code of 1986, as amended from time to time.

     (e) Committee - The Stock Option and Compensation Committee of the Board, or such other committee of the Board that is designated by the Board to administer the Plan. The Committee shall be constituted to permit the Plan to comply with the requirements of Section 162(m) of the Code and any regulations issued thereunder and shall initially consist of not less than three members of the Board.

     (f) Company - National Semiconductor Corporation ("NSC") and any other corporation in which NSC controls directly or indirectly, fifty percent (50%) or more of the combined voting power of all classes of voting securities.

     (g) Executive Officer - Any officer of the Company subject to the reporting requirements of Section 16 of the Securities and Exchange Act of 1934 (Exchange Act).

3.   Eligibility.

Only Executive Officers are eligible for participation in the Plan.

4.   Administration.

The Plan shall be administered by the Committee which shall have full power and authority to construe, interpret and administer the Plan.
Each decision of the Committee shall be final, conclusive and binding upon all persons. Prior to the beginning of each fiscal year, the committee shall: (i) determine which Executive Officers are in positions in which they are likely to make substantial long term contributions to the Company's success and therefore participate in the Plan for the fiscal year; and (ii) to which Award level each participant is assigned.

5.   Performance Goals.

     (a) The Committee shall establish performance goals applicable to a particular fiscal year prior to its start, provided, however, that such goals may be established after the start of the fiscal year but while the outcome of the performance goal is substantially uncertain if such a method of establishing performance goals is permitted under proposed or final regulations issued under Code Section 162 (m).

     (b) Each performance goal applicable to a fiscal year shall identify one or more business criteria that is to be monitored during the fiscal year. Such business criteria include any of the following:

    Net income                        Cash flow
    Earnings per share                Stockholder return
    Debt reduction                    Revenue
    Return on investment              Revenue growth
    Return on net assets              Manufacturing improvements and/or
    Operating ratio                      efficiencies
    Quality improvements              Return on equity
    Market share                      Cycle time reductions
    Profit before tax                 Customer satisfaction improvements
    Size of equity                    Return on research and development
    Reduction in product                 investment
       returns                        Customer request date
    Strategic positioning                performance
       programs                       Human resource excellence
    Compensation/review                  programs
       program improvements           New product releases
    Business/information
      systems improvements

     (c) The Committee shall determine the target level of performance that must be achieved with respect to each criteria that is identified in a performance goal in order for a performance goal to be treated as attained.

     (d) The Committee may base performance goals on one or more of the foregoing business criteria. In the event performance goals are based on more than one business criteria, the Committee may determine to make Awards upon attainment of the performance goal relating to any one or more of such criteria, provided the performance goals, when established, are stated as alternatives to one another.

6.   Awards.

     (a) The Committee shall make Awards only in the event the Committee certifies in writing prior to payment of the Award that the performance goal or goals under which the Award is to be paid has or have been attained.

     (b) The maximum Award payable under this Plan to any participant for any fiscal year shall be the lesser of $2 million (two million dollars) or 200% of the participant's annualized base renumeration at the end of the fiscal year.

     (c) The Committee in its sole and absolute discretion may reduce but not increase the amount of an Award otherwise payable to a participant upon attainment of the performance goal or goals established for a fiscal year.

     (d) A participant's performance must be satisfactory, regardless of Company performance, before he or she may be paid an incentive Award.

     (e)  To the extent permitted under regulations issued under Code
Section 162(m), in the event the performance goals for a fiscal year are attained, the Committee, in its discretion, may grant all or such portion of an incentive Award for the year as it deems advisable to a participant (or his or her beneficiary in the case of his death) who is employed or who is promoted to an Executive Officer position covered by this Plan during the year, or whose employment is terminated during the fiscal year, or who suffers a permanent disability.

7.   Payment of Awards.

     (a) Each participant shall be paid the Award solely in cash as soon as practicable following grant of the Award by the Committee.

     (b) Prior to the end of the fiscal year, each participant may elect to have the payment of all or a portion of his or her incentive Award, if any, for the year deferred until the earliest to occur of his or her retirement, death, disability, resignation, termination of employment or other date selected by the participant. The election shall be irrevocable and shall be made on a form prescribed by the Committee. The election shall apply to only that fiscal year. If a participant has not made an election, any incentive Award for that year shall be paid pursuant to Section 7(a).

     (c) The Company shall establish and maintain book entry accounts for each participant who has elected deferral. Interest shall accrue on the deferred incentive Award to the date of distribution, and shall be credited to the participant deferred accounts annually at the time Awards are paid until payment is actually made. Interest will be set at the rate for long term A-rated corporate bonds, as reported by the investment banking firm of Salomon Brothers Inc. of New York City (or such other investment banking firm as the Committee may specify during the first week of each calendar year). The interest rate will be reset at the beginning of each calendar year.

     (d) The deferred incentive Awards are an unfunded obligation of the Company.

     (e) At the time of termination of employment by reason of retirement or disability of a participant who has elected to defer an incentive Award, the participant may irrevocably elect to have the balance of his or her deferred Award plus accrued interest paid to him or her in periodic, annual installments over a period of ten (10) years. Payments shall commence or be made annually on a day that is within thirty (30) days of the anniversary date following the participant's retirement or disability.

     (f) The Committee, in its sole discretion, may accelerate the payment of the unpaid balance of a participant's deferred Award upon its determination that the participant has incurred a severe and unexpected financial hardship. The Committee in making its determination may consider such factors and require such information as it deems appropriate.

8.   Tax Withholding.

The Company shall have the right to deduct applicable taxes from any Award payment.

9.   Amendment, Modification, Suspension
     or Discontinuance of this Plan.

The Committee may amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in legal requirements or for any other purpose permitted by law. The Committee will seek stockholder approval of an amendment if determined to be required by or advisable under regulations of the Securities and Exchange Commission or the Internal Revenue Service, the rules of any stock exchange on which the Company's stock is listed or other applicable law or regulation. No amendment, suspension, termination or discontinuance may impair the right of a participant or his or her designated beneficiary to receive any Award accrued prior to the later of the date of adoption or the effective date of such amendment, suspension, termination or discontinuance.

10.   Termination of Employment.

If the employment of a participant terminates, other than pursuant to paragraphs (a) and (b) of this Section 10, all unpaid Awards shall be cancelled immediately, unless the Award Agreement provides otherwise.

     (a) Retirement - When a participant's employment terminates as a result of retirement, the Committee may permit Awards to continue in effect beyond the date of retirement in accordance with the applicable Award Agreement and the vesting of any Award may be accelerated.

     (b)  Death or Disability of a Participant.

          (i) In the event of a participant's death, the participant's estate or beneficiaries shall have a period up to the expiration date specified in the Award Agreement within which to receive any outstanding Award held by the participant under such terms as may be specified in the applicable Award Agreement. Rights to any such outstanding Awards shall pass by will or the laws of descent and distribution in the following order: (a) to beneficiaries so designated by the participant; if none, then (b) to a legal representative of the participant; if none, then (c) to the persons entitled thereto as determined by a court of competent jurisdiction. Awards so passing shall be made at such times and in such manner as if the participant were living.

          (ii) In the event a participant is disabled, Awards and rights to any such Awards may be paid to the participant.

          (iii) After the death or disability of a participant, the Committee may in its sole discretion at any time (a) terminate restrictions in Award Agreements; (b) accelerate any or all installments and rights; and (c) instruct the Company to pay the total of any accelerated payments in a lump sum to the participant, the participant's estate, beneficiaries or representative.

          (iv) In the event of uncertainty as to interpretation of or controversies concerning this paragraph (b) of Section 10, the Committee's determinations shall be binding and conclusive.

11.   Cancellation and Rescission of Awards.

Unless the Award Agreement specifies otherwise, the Committee may cancel any unpaid Awards at any time if the participant is not in compliance with all other applicable provisions of the Award Agreement and the Plan. Awards may also be cancelled if the Committee determines that the participant has at any time engaged in activity harmful to the interest of or in competition with the Company.

12.   Nonassignability.

No Award or any other benefit under the Plan shall be assignable or transferable by the participant during the participant's lifetime.

13.   Unfunded Plan.

The Plan shall be unfunded. Although bookkeeping accounts may be established with respect to participants, any such accounts shall be used merely as a bookkeeping convenience. The Company shall not be required to segregate any assets that may at any time be represented by cash, nor shall the Plan be construed as providing for such segregation, nor shall the Company nor the Board nor the Committee be deemed to be a trustee of any Award under the Plan. Any liability of the Company to any participant with respect to an Award under the Plan shall be based solely upon any contractual obligations that may be created by the Plan and any Award Agreement; no such obligation of the Company shall be deemed to be secured by any pledge or other encumbrance on any property of the Company. Neither the Company nor the Board nor the Committee shall be required to give any security or bond for the performance of any obligation that may be created by the Plan.

14.   No Right to Continued Employment.

Nothing in this Plan shall confer upon any employee any right to continue in the employ of the Company or shall interfere with or restrict in any way the right of the Company to discharge an employee at any time for any reason whatsoever, with or without good cause.

15.   Effective Date.

The Plan shall become effective on May 29, 1994. The Committee may terminate or suspend the Plan at any time. No awards may be made while the Plan is suspended or after it is terminated.

                     NATIONAL SEMICONDUCTOR CORPORATION

                1995 EXECUTIVE OFFICER INCENTIVE PLAN AGREEMENT

                              ARTICLE 1

                             Definitions

     Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:                This Executive Officer Incentive Plan
                          Agreement.

Award: The amount to be paid to a Plan Participant at the end of the fiscal year.

Award Date:               The date set by the Committee for payment of
                          Awards, usually approximately forty days after the Company makes its consolidated financial statements for the fiscal year generally available to the press.

Base Salary:              The annualized base remuneration received by a
                          participant from the Company at the end of the fiscal year. Extraordinary items, including but not limited to prior awards, relocation expenses, expatriate premiums, allowances and tax adjustments, sales incentives, amounts recognized as income from stock options and other similar kinds of extra or additional remuneration are excluded from the computation of Base Salary.

Company: National Semiconductor Corporation, a Delaware corporation, or any other Corporation that as adopted this Plan as its own Plan.

Committee:                A committee comprised of directors of National
                          who are not employees of the Company, as more fully defined in the Executive Officer
                          Incentive Plan.

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

Executive Officer:        An officer of the Company who is subject to
                          the reporting and liability provisions of
                          Section 16 of the Securities and Exchange Act of 1934.

Extraordinary             Events that, in the opinion of the Committee,
Occurrences:              are beyond the significant influence of Plan
                          participants or the Company and cause a
                          significant unintended effect, positive or negative, on Company operating and financial results.

Incentive Levels:         The grouping of those Executive Officers
                          designated as participants as set forth in
                          Article 4.

Participant:              An Executive Officer who at the time shall be
                          a participant in accordance with the
                          provisions of Article 3.

Performance               Factors considered and scored to determine the
Goal:                     amount of a participant's Award, which shall
                          be based on one or more of the business
                          criteria listed in Section 5(b) of the Plan.
                          Performance Goals will have three levels of performance as follows:

                          (i) Threshold - the minimum acceptable level of performance for which an Award may be earned on a particular Performance Goal.

                          (ii) Target - good performance, as established by the Committee, reflecting a degree of difficulty which has a reasonable probability of achievement.

                          (iii) Superior - exceptional performance far exceeding the Target level because of the great degree of difficulty and the limited probability of achievement.

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

     All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Executive Officer Incentive Plan.

                               ARTICLE 2

                             Effective Date

     The Agreement will become effective as of May 29, 1994, to be effective for the Company's fiscal year 1995.


                               ARTICLE 3

                    Eligibility for Plan Participation

A. Prior to the commencement of the Company's fiscal year, the Committee shall designate those Executive Officers who shall be Plan participants for the fiscal year and their respective Incentive Levels.

B. Participants will be notified of their eligibility before the beginning of the fiscal year. Continued participation will be re-evaluated at the beginning of each fiscal year.

C. Newly hired Executive Officers and persons who are promoted to Executive Officers may be added as participants to the Plan during the fiscal year. Participants who are added to the Plan during a fiscal year will receive a prorated Award based on months of participation in the Plan.


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

                               ARTICLE 5

                         Plan Performance Goals

A. Performance Goals, associated weights and levels of performance will be established by the Committee before the start of the fiscal year. Each Performance Goal will have a defined Threshold, Target and Superior level of performance. Performance Goals and their associated weights may change from one fiscal year to another fiscal year to reflect the Company's operational and strategic goals, but must be based on one or more of the business criteria listed in Section 5(b) of the Plan.

B. Awards will range between 0% and 200% of Target Award. A scale showing the amount of the Participant's Award relative to the Target Award at the various performance levels will be developed for each Performance Goal. Performance levels and associated Awards (as a percent of the Target Award) will be set from Threshold to Superior Performance

Measures, with Awards ranging from 50% of the Target Award at the Threshold level to 200% of the Target Award at the maximum level. The Committee shall retain the discretion to reduce (but not increase) the Award otherwise payable to a participant upon attainment of a Performance Goal. Attachment A hereto contains a chart reflecting an example of the Award formula.


                               ARTICLE 6

                    Calculation and Payment of Awards

A. A participant's Award will be calculated as a percentage of Base Salary as follows:

     1) The participant's Target Award is determined prior to the beginning of the fiscal year.

     2) The performance of the Plan participants is scored on an overall basis at the end of the Plan Period.

     3) The group's overall performance score creates an incentive pool.

     4) The group's incentive pool is divided among the participants within the group, based on individual contributions toward the group's overall performance score. No one individual Award may exceed 200% of the participant's Target Award amount.

B. The Committee will score the performance of the Plan participants. Awards will be paid only after the Committee certifies in writing that the Performance Goals have been attained. The Committee shall have the discretion to reduce, but not increase, the amount of an Award otherwise payable to a participant upon attainment of the Performance Goal(s) established for the fiscal year.

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

     Disability: If a participant is Disabled, the participant will receive an Award on the Award Date representing 1/12 of the total Award for each month of employment in the fiscal year.

     Retirement: A Retired participant will receive on the Award Date an Award representing 1/12 of the total Award for each month of employment in the fiscal year.

     Death: If a participant dies, Awards will be paid on the Award Date to: (a) beneficiaries designated by the participant; if none, then
(b) to a legal representative of the participant; if none, then (c) to the persons entitled thereto as determined by a court of competent jurisdiction. The amount of the Award will be 1/12 of the total Award for each month of employment in the fiscal year.

     Lay-off: Participants whose employment is terminated by lay-off during the fiscal year will receive no Award. If a participant's employment is terminated by lay-off after the fiscal year but before the Award Date, the participant will receive the Award on the Award Date.

     Termination for Cause:   Participants whose employment is
terminated for cause prior to the Award Date will receive no award.

B. The Committee reserves the right to reduce an Award on a pro-rata basis to reflect a participant's leave of absence during a fiscal year.


                               ARTICLE 8

                           Deferral of Awards

A. Each participant is entitled to make an irrevocable election (in the form of the Notice of Election attached) to defer receipt of all or any portion of any Award. For any fiscal year, the Notice of Election must be completed prior to thirty (30) days before the end of the fiscal year. Notices of Election are not self-renewing and must be completed for each fiscal year if deferral is desired for the applicable fiscal year.

B. For each participant who elects deferral, the Company will establish and maintain book entry accounts which will reflect the deferred Award and any interest credited to the account.

C. For deferred Awards, participant deferred accounts will be credited each Award Date with interest set at the rate for long-term A-rated corporate bonds, as reported by the investment banking firm of Salomon Brothers Inc of New York City (or such other investment banking firm as the Committee may specify) during the first week of each calendar year. The interest rate will be reset at the beginning of each calendar year. Interest will begin to accrue on the Award Date and will be credited each Award Date until the date payment is actually made. If a participant's Award is distributed at any time other than on an Award Date, the participant's account will be credited with interest until the date of distribution.

D. Participants will not receive deferred Awards until the earlier of termination of employment for any reason (including retirement, disability, or death) or a date pre-selected by the Participant. The account balance will be paid in a lump sum in the month following the earlier of termination of employment for any reason or the pre-selected date unless installment payments are permitted and have been elected as follows: Upon termination of employment by reason of retirement or disability, a participant who has previously elected to defer an Award may irrevocably elect to have the balance of the deferred Award plus accrued interest paid to the participant in periodic, annual installments over a period of ten (10) years. Payments shall commence or be made annually on a day that is within thirty (30) days of the anniversary date following the participant's retirement or disability.

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

F. Payment of part or all of the deferred Award may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the participant or any of the participant's dependents. All payments in case of hardship must be specifically approved by the Committee.

G.   No participant may borrow against his or her account.

H. The participant may designate a beneficiary to receive deferred Awards in the event of the participant's death. If the participant is married at the time of designation and designates a beneficiary other than the participant's spouse, the participant's spouse must consent to the beneficiary designation. The participant's beneficiary may be changed without the consent of any prior beneficiary except that, for married participants, the participant's spouse must consent to any change in beneficiary. If no beneficiary is chosen or the beneficiary does not survive the participant, the Award account balance will be paid in accordance with the terms of the Plan.


                              ARTICLE 9

                   Interpretations and Rule-Making

      The Committee shall have the sole right and power to: (i) interpret the provisions of the Agreement, and resolve questions thereunder, which interpretations and resolutions shall be final and conclusive; (ii) adopt such rules and regulations with regard to the administration of the Plan as are consistent with the terms of the Agreement, and (iii) generally take all action to equitably administer the operation of the Plan and this Agreement.


                             ARTICLE 10

      Declaration of Incentives, Amendment, or Discontinuance

      The Committee may on or before the Award Date: (i) determine not to make any Awards to any or all participants for any Plan Period; (ii) make any modification or amendment to this Agreement for any or all participants provided such modification or amendment is in accordance with the terms of the Plan; or (iii) discontinue this Agreement for any or all participants provided such modification or amendment is otherwise in accordance with the Plan.

                             ARTICLE 11

                            Miscellaneous

A. Except as provided in Article 8 H, no right or interest in the Plan is transferable or assignable except by will or the laws of descent and distribution.

B. Participation in this Plan does not guarantee any right to continued employment and the Committee and management reserve the right to dismiss participants for any reason whatsoever. Participation in one fiscal year does not guarantee the participant the right to participation in any subsequent fiscal year.

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

E. Maintenance of financial information relevant to measuring performance during the fiscal year will be the responsibility of the Chief Financial Officer of the Company.

F. The provisions of the Plan shall not limit, or restrict, the right or power of the Committee to continue to adopt such other plans or programs, or to make salary, bonus, incentive, or other payments, with respect to compensation of Executive Officers, as in its sole judgment it may deem proper.

G. Except to the extent superseded by federal law, this Agreement shall be construed in accordance with the laws of the State of California.

H. No member of the Company's board of directors or any officer, employee, or agent of the Company shall have any liability to any person, firm or corporation based on or arising out of this Agreement or the Plan.

                      NATIONAL SEMICONDUCTOR CORPORATION
                       EXECUTIVE OFFICER INCENTIVE PLAN

                             Notice of Election

    If you are a participant in the Company's Executive Officer Incentive Plan ("EOIP") and receive an Award under the EOIP for fiscal year 1995, you may accept payment in calendar year 1995 or you may defer payment until a later date which is at least one year after the Award Date. If you want to defer payment, complete this election form and return it to Donald Macleod, Senior Vice President, Finance, or his designee by April 27, 1995.

    If you do not complete this form, you will receive payment in calendar year 1995. For further details, refer to the National
Semiconductor Corporation Executive Officer Incentive Plan documents and Agreement.

              *          *          *          *          *

DEFERRAL ELECTION:

    In accordance with the National Semiconductor Corporation EOIP, I hereby elect to defer all or part of the Award as specified below, which Award would otherwise be paid to me under the terms of the KEIP.

     1. Please defer ______% or $______ of my EOIP Award. If the dollar amount selected is greater than the total EOIP Award, the entire Award will be deferred.

     2. The amounts deferred will be payable on the earliest of: termination of employment for any reason (including retirement, disability, or death) or on ________________________ (specify pre-selected distribution date at least one year after the 1995 Award Date.)

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

My secondary beneficiary (to receive benefits only in the event of death of my primary beneficiary) is:

                 _______________________________________________
                 (Print name)

Print address:   _______________________________________________

                 _______________________________________________

I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1995 EOIP AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR EOIP DOCUMENT.


                                            Consent of spouse (required
                                            for married participants
                                            designating beneficiaries
                                            other than spouse)

Signature: _________________________     Signature______________________

Print Name: ________________________     Print Name:____________________

Date: ______________________________




Received  by National Semiconductor Corporation

Date: ________________________________

By: __________________________________

Print Name: __________________________

Title: ________________________________

                              ATTACHMENT A **
Incentive
Award as
% of
Target    200%
Award     Max

          150%


          100%


          50%



                             50%            150%
              Threshold            Target    Superior

     **  See narrative explanation for graphic material in Appendix 10.4

     Chart illustrates the manner in which awards are to be calculated under the Executive Officer Incentive Plan. Achievement of performance against goals between the Threshold Level and fifty percent of Target Level results in an Incentive Award of 50% of Target, with the Committee having discretion to adjust downward when it deems appropriate. Similarly, performance levels against goals of between 50% and 100% result in an Incentive Award of 100% of Target, while performance against goals of between 100% and 150% result in an Incentive Award of 150% of Target (in each case, subject to downward - but not upward - adjustment by the Committee). Finally, performance against goals of more than 150% will result in the maximum incentive award of 200% of target award, subject to downward adjustment.

     In summary, while the Plan formula sets the incentive awards upon achievement of each level of performance, the shaded areas of the chart reflect the areas of discretion on award payment that is vested with the Committee.

                                                         Appendix 10.4

Narrative description of graphic and image material for items appearing in exhibit 10.4 as required by Regulation S-T.

Line graph illustrating the example of Award Mechanism. Contains a 45 degree line from the (0,0) point. The X and Y axis increase in increments of 50%. The graph is in a step ladder fashion, using the 45 degree line as a base, with the first step at (50%,50%), the second line at (100%, 100%) (which is considered a target point) and so on.

                                                            EXHIBIT 10.5


                     NATIONAL SEMICONDUCTOR CORPORATION

                              STOCK OPTION PLAN
               (as amended and restated through April 22, 1994)



1.     TITLE OF PLAN

      The title of this Plan is the National Semiconductor Corporation Stock Option Plan, hereinafter referred to as the "Plan", and formerly known as the National Semiconductor Corporation 1977 Stock Option Plan.


2.     PURPOSE

      The Plan is intended to align the interests of eligible key employees of National Semiconductor Corporation (hereinafter called the "Corporation") and its subsidiaries (as hereinafter defined) with the interests of the stockholders of the Corporation and to provide incentives for them to exert maximum efforts for the success of the Corporation. By extending to key employees the opportunity to acquire proprietary interests in the Corporation and to participate in its success, the Plan may be expected to benefit the Corporation and its shareholders by making it possible for the Corporation to attract and retain the best available talent and by rewarding key management and technical personnel for their part in increasing the value of the Corporation's shares. It is further intended that options granted pursuant to this Plan may be incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or may be options which are not incentive stock options (hereinafter called "non-qualified stock options").


3.     STOCK SUBJECT TO THE PLAN

      There will be reserved for issue upon the exercise of options granted under the Plan 32,754,929 shares of the Corporation's $.50 par value Common Stock, subject to adjustment as provided in Paragraph 8, which may be unissued shares, reacquired shares, or shares bought on the market. If any option which shall have been granted shall expire or terminate for any reason (including, but not limited to cancellation by agreement in exchange for the grant of new option(s) under the Plan) without having been exercised in full, the unpurchased shares shall again become available for the purposes of the Plan (unless the Plan shall have been terminated).

4.     ADMINISTRATION

      (a) The Plan shall be administered by a committee of the Board of Directors of the Corporation (the "Committee") which shall be appointed by a majority of the whole Board. The Committee shall be constituted to permit the Plan to comply with (i) Rule 16b-3 promulgated under the Securities Exchange Act of 1934 ("Exchange Act") and any successor rule and (ii) IRS regulations issued under Section 162(m) of the Code, and shall initially consist of not less than three members of the Board, all of whom are ineligible for benefits under the Plan and none of whom has been so eligible for at least one year prior to serving on such Committee.

      (b) The Committee shall have the plenary power, subject to and within the limits of the express provisions of the Plan:

            (i) To determine from time to time which of the eligible persons shall be granted options under the Plan; the time or times (during the term of the option) within which all or portions of each option may be exercised and the number of shares for which an option or options shall be granted to each of them. Notwithstanding the foregoing, no person may be granted more than 500,000 options during any one fiscal year of the Company.

            (ii) To construe and interpret the Plan and options granted under it, and to establish, amend, and revoke rules and regulations for its administration. The Committee, in the exercise of this power, shall generally determine all questions of policy and expediency that may arise, may correct any defect, or supply any omission or reconcile any inconsistency in the Plan or in any option agreement in a manner and to the extent it shall deem necessary or expedient to make the Plan fully effective.

            (iii) To prescribe the terms and provisions of each option granted (which need not be identical).

            (iv) To determine whether options granted shall be incentive stock options or non-qualified stock options.

            (v) To determine whether options granted shall be transferable without consideration to immediate family members or family trusts for the benefit of optionee's immediate family members. As used herein, "immediate family" means parents, spouses and children.

      (c) The Committee may grant new options in exchange for the cancellation of stock options previously granted under the Plan or under any other stock option plan of the Corporation, and the purchase price of such new options shall be as determined by the Committee (and such purchase price may be lower than the purchase price of the cancelled options).

5.     ELIGIBILITY

      Options may be granted only to regular salaried officers and key employees of the Corporation and its subsidiaries. The term "subsidiary" corporation shall mean any corporation in which the Corporation controls, directly or indirectly, fifty percent (50%) or more of the combined voting power of all classes of stock. A director of the Corporation shall not be eligible for the benefits of the Plan unless such person also is a regular salaried employee of the Corporation and/or of any subsidiary.


6.     TERMS OF OPTION AND OPTION AGREEMENTS

      Each option shall be evidenced by a written Stock Option Agreement which may expressly identify the options as incentive stock options or as non-qualified stock options, and be in such form and contain such provisions as the Committee shall from time to time deem appropriate; provided, however, that the grant of a non-qualified option pursuant to this Plan shall in no way be construed to be an alternative to the right of an employee to purchase stock pursuant to any incentive stock option heretofore or hereafter granted to an employee pursuant to any stock option plans now in existence or hereafter adopted by the Corporation. The terms of the option agreements need not be identical, but each option agreement shall include, by appropriate language, or be subject to, the substance of all of the applicable following provisions:

      (a) The purchase price under each option granted shall be as determined by the Committee but shall in no instance be less than 100% of fair market value on the date of grant. The fair market value on the date of grant shall be the opening price of the Common Stock on the New York Stock Exchange on such date (or if there shall be no trading on such date, then on the first previous date on which there is such trading).

      (b) The maximum term of any incentive stock option shall be ten years from the date it was granted.

      (c) The maximum term of any non-qualified stock option shall be ten years and one day from the date it was granted.

      (d) An option may not be exercised to any extent, either by the person to whom it was granted or by the grantee's transferee, or by any person after the grantee's death, unless the person to whom the option was granted has remained in the continuous employ of the Corporation, or of a subsidiary, for not less than six months from the date when the option was granted. Otherwise, each option shall be exercisable as determined by the Committee.

      (e) The Corporation, during the terms of options granted under the Plan, at all times will keep available the number of shares of stock required to satisfy such options.

      (f) The Corporation will seek to obtain from each regulatory commission or agency having jurisdiction such authority as may be required to issue and sell shares of stock to satisfy such options. Inability of the Corporation to obtain from any such regulatory commission or agency authority which counsel for the Corporation deems necessary for the lawful issuance and sale of its stock to satisfy such options shall relieve the Corporation from any liability for failure to issue and sell stock to satisfy such options pending the time when such authority is obtained or is obtainable.

      (g) Neither a person to whom an option is granted nor his or her transferee, legal representative, heir, legatee, or distributee, shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such option unless and until he has exercised his option pursuant to the terms thereof.

      (h) In order to be exempt under Section 16 of the Exchange Act, the option may not be transferable except by will or by the laws of descent or distribution, and during the lifetime of the person to whom the option is granted he or she alone may exercise it.

      (i) An option shall terminate and may not be exercised if the person to whom it is granted ceases to be continuously employed by the Corporation, or by a subsidiary of the Corporation, except (subject nevertheless to the last sentence of this subparagraph (h)): (1) if the grantee's continuous employment is terminated for any reason other than
(i) retirement, (ii) permanent disability, or (iii) death, the grantee or the grantee's transferee may exercise the option to the extent that the grantee was entitled to exercise such option at the date of such termination at any time within a period of three (3) months following the date of such termination, or if the grantee shall die within the period of three (3) months following the date of such termination without having exercised such option, the option may be exercised within a period of one year following the grantee's death by the grantee's transferee or the person or persons to whom the grantee's rights under the option pass by will or by the laws of descent or distribution but only to the extent exercisable at the date of such termination; (2) if the grantee's continuous employment is terminated by (i) retirement,
(ii) permanent disability, or (iii) death, the option may be exercised in accordance with its terms and conditions at any time within a period of five (5) years following the date of such termination by the grantee or the grantee's transfer, or in the event of the grantee's death, by the persons to whom the grantee's rights under the option shall pass by will or by the laws of descent or distribution; (3) if the grantee's continuous employment is terminated and within a period od ninety (90) days thereafter the grantee is recalled to the active payroll, the Committee may reinstate any portion of the option previously granted but not exercised. Nothing contained in this subparagraph (h) is intended to extend the stated term of the option and in no event may an option be exercised by anyone after the expiration of its stated term.

      (j) Option agreements evidencing incentive stock options shall contain such terms and provisions as may be necessary to render them incentive stock options pursuant to Section 422A of the Code and the Income Tax Regulation thereunder, as the same or any successor statute or regulations may at the time be in effect.

      (k) Nothing in this Plan or in any option granted hereunder shall confer on any optionee any right to continue in the employ of the Corporation or any of its subsidiaries, or to interfere in any way with the right of the Corporation or any of its subsidiaries to terminate his employment at any time.


7.     TIME OF GRANTING OPTION

      The Committee shall determine the date on which options are granted under the Plan. All options granted must be approved at a meeting of the Committee by a majority of the members of the Committee. If an option agreement is not executed by an employee and returned to the Corporation on or prior to ninety (90) days after the date the option is granted (or such earlier date as the Committee may specify), such option shall terminate.


8.     ADJUSTMENT IN NUMBER OF SHARES AND IN OPTION PRICE

      In the event there is any change in the shares of the Corporation through the declaration of stock dividends or a stock split-up, or through recapitalization resulting in share split-ups, or combinations or exchanges of shares, or otherwise, the number of shares available for option, as well as the shares subject to any option and the option price thereof, shall be appropriately adjusted by the Committee.


9.     PAYMENT OF PURCHASE PRICE AND WITHHOLDING TAXES

      (a) The purchase price for all shares purchased pursuant to options exercised must be either paid in full in cash, or paid in full, with the consent of the Committee, in Common Stock of the Corporation valued at fair market value on the date of exercise or a combination of cash and Common Stock. Fair market value on the date of exercise is the opening price of the Common Stock on the New York Stock Exchange on such date, or if there shall be no trading on such date, then on the first previous date which there was such trading.

      (b) The Committee may permit the payment of all or part of the applicable withholding taxes due upon exercise of an option, up to the highest marginal rates then in effect, by the withholding of shares otherwise issuable upon exercise of the option. Option shares withheld in payment of such taxes shall be valued at the fair market value of the Corporation's Common Stock on the date of exercise as defined herein.


10.     CHANGE IN CONTROL

      In the event the Corporation is merged into or acquired by another entity in a transaction involving a change in control, the Committee shall have the complete authority and discretion, but not the obligation, to accelerate the vesting of any outstanding options granted hereunder. The Committee may also ask the Board of Directors to negotiate, as part of any agreement involving a sale or merger of the Corporation, a sale of substantially all the Corporation's assets or similar transaction, terms providing protection for employees holding options under the Plan.


11.     AMENDMENT, SUSPENSION, OR TERMINATION OF THE PLAN

      (a) The Board may amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in legal requirements or for any other purpose permitted by law. The Board will seek stockholder approval of an amendment if determined to be required by or advisable under regulations of the Securities and Exchange Commission or the Internal Revenue Service, the rules of any stock exchange on which the Corporation's stock is listed, or other applicable law or regulation.

      (b) The Plan shall continue in effect until all shares available for issuance under the Plan have been issued. An option may not be granted while the Plan is suspended or after it is terminated.

      (c) The rights and obligations under any options granted while the Plan is in effect shall not be altered or impaired by amendment, suspension or termination of the Plan, except with the consent of the person to whom the option was granted or the grantee's transferee or to whom rights under an option shall have passed by will or by the laws of descent and distribution.


12.     EFFECTIVE DATE

      The Plan, as amended and restated, shall become effective on April 22, 1994, subject to approval by the stockholders of the Corporation within twelve (12) months after said date.

                                                          EXHIBIT 10.7

                                                      November 30, 1993


Mr. Donald Macleod
Senior Vice President - Finance
National Semiconductor Corporation
P.O. Box 58090
Santa Clara, CA 95052

Re:    Fee Withholding Authorization
Dated April 20, 1989

Dear Mr. Macleod:

      This will confirm our agreement with respect to modification of the above-referenced director fee withholding authorization, a copy of which is attached to this letter. Effective as of November 1, 1993, National Semiconductor Corporation (the "Company") will withhold payment only of that portion of the fees payable to me as Chairman of the Board that is necessary to cover accrued interest on my outstanding lcan (the "Loan") evidenced by that certain Promissory Note dated April 20, 1989. The remaining amount of such fees, including fees payable for attendance at Board and Committee meetings, will be paid directly to me in the same manner as paid to other directors of the Company.

      In consideration of this modification of the withholding arrangement, I hereby confirm that I will use my best efforts to repay the Loan in full on or prior to July 1, 1994. In particular, in the event that Wave Systems Corp. successfully completes an underwritten public offering of its common stock and I am relieved prior to that date of any "lock-up" restrictions negotiated in connection with such an offering, I agree to use by best efforts to sell a sufficient amount of my Wave Systems Corp. holdings to pay down the Loan in full. I further understand and agree that in the event the Loan has not been repaid by July 1, 1994, the attached April 20, 1989, withholding authorization shall once again become effective.

      Please confirm your agreement to the foregoing by signing and returning the enclosed copy of this letter.


                                         Very truly yours,


                                            //s// PETER J. SPRAGUE
                                            Peter J. Sprague
                                            249 Undermountain Road
                                            Lenox, MA 01240


Understood and agreed:

NATIONAL SEMICONDUCTOR CORPORATION


//s// DONALD MACLEOD
Donald Macleod
Senior Vice President-Finance and CFO

                                                          EXHIBIT 10.14



                          CONSULTING AGREEMENT

      This Agreement is entered into as of the 1st day of October, 1993, by and between National Semiconductor Corporation, a Delaware corporation ("NSC"), and Harry H. Wetzel, 2000 Washington Street, #7, San Francisco, CA 94109 ("WETZEL").

      WHEREAS, WETZEL served as a member of the Board of Directors of NSC from 1978 through September 30, 1993;

      WHEREAS, NSC desires to have WETZEL provide consulting services on a non-exclusive basis, as requested by NSC; and

      WHEREAS, WETZEL is willing to provide such services on the following terms and conditions;

      NOW, THEREFORE, the parties agree as follows:


      1.     SERVICES

            WETZEL shall provide such consulting services and render such advice with respect to the business and operations of NSC as NSC shall request during the term hereof. In providing such services, WETZEL will report to the President and Chief Executive Officer of NSC and will look to him for all general and specific direction in providing such services.


      2.     TERM

            The term of this Agreement shall be eight (8) years, commencing on October 1, 1993, and terminating on September 30, 2001, unless earlier terminated by WETZEL giving not less than thirty (30) days written notice. This Agreement shall not be terminated by NSC except in the event of willful misconduct by WETZEL in the performance of services hereunder.


      3.     COMPENSATION; EXPENSES

            As compensation for the services provided by WETZEL to NSC during the term of this Agreement, NSC agrees to pay WETZEL as follows:

            (a) For the consulting services provided by WETZEL, the sum of $20,000 annually, payable in twelve (12) monthly installments of $1,666.66; and

            (b) Reimbursement of all documented out-of-pocket expenses incurred by WETZEL in providing such services.


      4.     INDEMNIFICATION

            To the extent permitted by law, NSC agrees to indemnify and hold harmless WETZEL from and against any and all losses, claims, damages or liabilities, including all reasonable attorney's fees on an as incurred basis, to which WETZEL may become subject as a result of providing services under this Agreement; provided, however, that NSC shall not be responsible for any such loss, claim, damages or liability which results from the willful misconduct or bad faith of WETZEL while performing such services.

      5.     ARBITRATION

            Any controversy or dispute between the parties under this Agreement, or related to the transactions contemplated hereunder, shall be submitted to arbitration before a panel of three (3) arbitrators sitting in San Francisco, California, and operating under the auspices of the American Arbitration Association pursuant to its Commercial Rules. The majority decision of the arbitrators shall be final, binding and conclusive upon the parties and judgment may be entered thereon in any Federal or state court having jurisdiction. Unless the decision of the arbitrator shall otherwise direct, the parties shall bear equally the costs and expenses of arbitration and each party shall bear its own expenses, including the professional fees of its own counsel and expert witnesses. The parties shall proceed with any arbitration hereunder expeditiously and shall use their reasonable best efforts to conclude any such arbitration proceeding in order that a decision may be rendered within ninety (90) days from the service of the demand for arbitration by the initiating party.

      6.     GOVERNING LAW

            This Agreement shall be governed by and construed under the laws of the State of California.



NATIONAL SEMICONDUCTOR                                   HARRY H. WETZEL
   CORPORATION


By: //JOHN M. CLARK III                        By: //s// HARRY H. WETZEL

                                                           EXHIBIT 10.15

      PREFERRED LIFE INSURANCE PROGRAM


THE PLAN

The Preferred Life Insurance program is an executive bonus benefit where each executive owns a permanent life insurance policy on his life. The program has been designed so that cost (in most cases) to both National Semiconductor and each executive is equivalent to the current group life insurance plan in force. The preferred insurance plan provides executives the following benefits:

o   Enhanced life insurance at cost comparable to term life insurance

o Enhanced flexibility for planning purposes (for details, see enclosed brochures)

o Policy can be continued upon retirement or termination (i.e., complete portability)

o Can have a paid-for policy at retirement (additional premium required)

o The ability to have third-party ownership (i.e., Irrevocable Life Insurance Trust)


THE PRODUCT

UltraSpanPrime, an innovative product blending the best features of term insurance and universal life insurance designed to provide you with exceptional value at a low cost.

THE COMPANY

Chubb Life Insurance Company of America is a member of the Chubb Group of Insurance Companies, one of the largest diversified financial organizations in North America.

      Admitted Assets:          1.65 Billion
      Standard & Poors Rating:  AAA (Superior)
      A.M. Best Ratings:        A+ (Superior)
      Weiss Research:           A- (Recommended)

Capital & Surplus is equal to 19.4% of assets, one of the highest in the industry.

                                                            Exhibit 24.0


                            POWER OF ATTORNEY



          KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Gilbert F. Amelio, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1994 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

               IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

               SIGNATURE                               DATE

/S/GILBERT F. AMELIO                                   July 13 , 1994
- - --------------------
         Gilbert F. Amelio


/S/PETER J. SPRAGUE                                    July 13 , 1994
- - -------------------
         Peter J. Sprague


/S/GARY P. ARNOLD                                      July 13 , 1994
- - -----------------
         Gary P. Arnold


/S/ROBERT BESHAR                                       July 13 , 1994
- - ----------------
         Robert Beshar


/S/MODESTO A. MAIDIQUE                                 July 13 , 1994
- - ----------------------
         Modesto A. Maidique


/S/ J. TRACY O'ROURKE                                  July 13 , 1994
- - ---------------------
         J. Tracy O'Rourke


/S/CHARLES E. SPORCK                                   July 13 , 1994
- - --------------------
         Charles E. Sporck


/S/DONALD E. WEEDEN                                    July 13 , 1994
- - -------------------
         Donald E. Weeden


/S/DONALD MACLEOD                                      July 13 , 1994
- - -----------------
         Donald Macleod


/S/ROBERT B. MAHONEY                                   July 13 , 1994
- - --------------------
         Robert B. Mahoney