Form 10-Q
period 1994-08-28
NATIONAL SEMICONDUCTOR CORP
filed 1994-10-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 28, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at August 28, 1994
Common stock, par value $0.50 per share            122,972,368

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.

Condensed Consolidated Balance Sheets (Unaudited)
  as of August 28, 1994 and May 29, 1994                     3

Condensed Consolidated Statements of
  Operations (Unaudited) for the Three Months
  Ended August 28, 1994 and August 29, 1993                  4

Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the Three Months
  Ended August 28, 1994 and August 29, 1993                  5

Notes to Condensed Consolidated
  Financial Statements (Unaudited)                           6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition              9

Part II.  Other Information

Legal Proceedings                                           11

Exhibits and Reports on Form 8-K                            11

Signature                                                   12

Exhibit  11.0 -- Additional Fully Diluted Calculation
                 of Earnings per Share                      13

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Aug. 28,       May 29,
                                                1994          1994
                                              --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                   $  352.6       $  398.1
  Short-term marketable investments               83.9           68.7
  Receivables, net                               278.6          289.0
  Inventories                                    224.6          212.7
  Other current assets                            48.2           47.9
                                               -------        -------
  Total current assets                           987.9        1,016.4

Property, plant and equipment                  1,788.5        1,765.6
  Less accumulated depreciation                1,106.4        1,097.6
                                               -------        -------
  Net property, plant and equipment              682.1          668.0
Long-term marketable investments                   -             20.9
Other assets                                      44.4           42.4
                                               -------        -------
  Total assets                                $1,714.4       $1,747.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $    9.1       $   15.6
  Accounts payable                               179.6          213.7
  Accrued expenses                               228.9          264.6
  Income taxes                                    80.6           83.5
                                               -------        -------
  Total current liabilities                      498.2          577.4

Long-term debt                                    12.1           14.5
Deferred income taxes                             18.9           18.6
Other non-current liabilities                     35.1           31.5
                                               -------        -------
      Total liabilities                          564.3          642.0
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock                      0.2            0.2
  Common stock                                    61.5           61.4
  Additional paid-in capital                     913.6          912.7
  Retained earnings                              197.1          140.9
  Unrealized losses on securities
     available for sale                            (.1)            -
  Treasury stock, at cost                        (22.2)          (9.5)
                                               -------        -------
  Total shareholders' equity                   1,150.1        1,105.7
                                               -------        -------
  Total liabilities and shareholders' equity  $1,714.4       $1,747.7
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                                                  Three Months Ended
                                                  ------------------
                                                 Aug. 28,   Aug. 29,
                                                   1994       1993
                                                  ------     ------
Net sales                                         $553.8     $558.9
Operating costs and expenses:
 Cost of sales                                     320.6      330.6
 Research and development                           65.9       63.1
 Selling, general and administrative                98.1      101.7
                                                  ------     ------
   Total operating costs and expenses              484.6      495.4
                                                  ------     ------
Operating income                                    69.2       63.5
Interest income, net                                 4.5        1.7
                                                  ------     ------
Income before income taxes and cumulative
  effect of accounting change                       73.7       65.2
Income taxes                                        14.7       13.0
                                                  ------     ------
Net income before cumulative effect of
  accounting change                                 59.0      52.2
Cumulative effect of accounting change               -         4.9
                                                  ------     ------
Net income                                        $ 59.0    $ 57.1
                                                  ======     ======


Primary earnings per common share before
  cumulative effect of accounting change          $ 0.44     $ 0.39
Cumulative effect of accounting change               --        0.04
                                                  ------     ------
Primary earnings per common share                 $ 0.44     $ 0.43
                                                  ======     ======

Fully diluted earnings per common share
  before cumulative effect of accounting change   $ 0.42     $ 0.37
Cumulative effect of accounting change               --        0.04
                                                   -----      -----
Fully diluted earnings per common share           $ 0.42     $ 0.41
                                                  ======     ======


See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                     Three Months Ended
                                                  --------------------
                                                  Aug. 28,    Aug. 29,
                                                   1994         1993
                                                  ------       ------
OPERATIONS:
Net Income                                       $  59.0      $  57.1
Adjustments to reconcile net income
  with net cash provided (used) by operations:
  Depreciation and amortization                     40.1         39.5
  Cumulative effect of accounting change              -          (4.9)
  Other, net                                         2.2         (0.6)
  Changes in certain assets and liabilities, net:
    Receivables                                     10.4        (13.9)
    Inventories                                    (11.9)        (8.9)
    Other current assets                            (0.3)        (4.5)
    Accounts payable and accrued expenses          (67.3)       (19.4)
    Current and deferred income taxes               (2.6)         9.5
    Other non-current liabilities                    5.0          1.3
                                                  ------        ------
Net cash provided by operating activities           34.6         55.2
                                                  ------        ------
INVESTING:
Purchases of property, plant and equipment         (54.7)       (48.2)
Proceeds from the sale and maturity of
   marketable investments                          270.8         83.5
Purchase of marketable investments                (265.2)       (79.5)
Proceeds from sale of investments                     -           2.5
Purchase of investments and other, net              (3.6)          -
                                                  ------        ------
Net cash used by investing activities              (52.7)       (41.7)
                                                  ------        ------
FINANCING:
Repayment of debt                                   (8.9)        (2.9)
Issuance of common stock, net                        1.0          5.8
Purchase of treasury stock                         (16.7)          -
Payment of preferred dividends                      (2.8)        (5.3)
                                                  ------        ------
Net cash used by financing activities              (27.4)        (2.4)
                                                  ------        ------
Net change in cash and cash equivalents            (45.5)        11.1
Cash and cash equivalents at beginning of period   398.1        277.4
                                                  ------       -------
Cash and cash equivalents at end of period        $352.6       $288.5
                                                  ======       =======

Supplemental disclosure of cash flow information:
  Cash paid for interest                        $   1.2         $ 1.1
  Cash paid for income taxes                    $  16.5         $ 2.9
Supplemental disclosure, non-cash items:
  Issuance of stock for employee benefit plans  $   4.0         $ 2.0
  Increase in inventory due to cumulative
     effect of accounting change                $     -         $ 4.9

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, consisting of only normal recurring adjustments (except as discussed in Note 2 and Note 3), necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for fiscal year ended May 29, 1994.

     Securities held-to-maturity and available-for-sale: Effective the beginning of fiscal 1995, the Company prospectively adopted Statement of Financial Accounting Standards No. 115 (FAS 115) "Accounting for Certain Investments in Debt and Equity Securities." The effect of adopting FAS 115 was not material to the consolidated financial statements. Prior to implementing FAS 115, the Company's investments were carried at the lower of cost or market value. Under FAS 115, the Company has classified its investments in certain debt and equity securities as "held-to-maturity" or "available-for-sale".

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon the contractual maturity date and are stated at amortized cost.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded as short-term securities on the balance sheet and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     Effective the beginning of fiscal 1995, the Company adopted
Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits Other than Pensions" ("FAS 112"); the adoption did not have a material impact on the Company's financial statements.

Note 2.  Results of Operations

Included within selling, general and administrative expense is net intellectual property income of $4.6 million for the first quarter of fiscal 1995 compared to $1.4 million in the first quarter of 1994. In addition, selling, general and administrative expense for the first quarter of fiscal 1994 included a $6.5 million charge for the consolidation of sales and marketing facilities, primarily in Japan.

Note 3.   Investment Securities

The following is a summary of available-for-sale securities and held-to-maturity securities at May 30, 1994:
                                                   Gross      Estimated
                                       Amortized Unrealized     Fair
(In millions)                            Cost      Losses      Value
                                       -------     ------     -------
Available-for-sale securities:

U.S. Treasury securities and
   obligations of U.S. government
   agencies                             $43.7       $.2       $43.5
U.S. corporate debt securities            7.4         -         7.4
Foreign corporate debt securities         3.0         -         3.0
                                         -----       ---      ------
Total available-for-sale securities     $54.1       $.2       $53.9
                                         =====       ===       ====

Held-to-maturity securities:

U. S. corporate debt securities         $15.9       $ -       $15.9
Foreign government securities             3.9         -         3.9
Foreign corporate debt securities        16.2         -        16.2
                                         ----        ---       ----
Total held-to-maturity securities       $36.0       $ -       $36.0
                                         ====        ===       ====

The amortized cost and estimated fair value of debt securities at May 30, 1994, by contractual maturity, are shown below. Balance sheet classification of certain available-for-sale securities may differ from contractual maturities because management views its available-for-sale portfolio as available for use in its current operations.

                                                            Estimated
                                            Amortized          Fair
(in millions)                                 Cost            Value
                                            -------          -------
Available-for-Sale
Due in one year or less                      $33.1            $33.0
Due after one year through three years        21.0             20.9
                                             -----             ----
                                             $54.1            $53.9
                                              ====             ====

The entire held-to-maturity portfolio is due in one year or less.

Note 4.  Components of Inventories
The components of inventories were:
                                            Aug. 28,         May 29,
(in millions)                                  1994            1994
                                             ------          ------
Raw materials                              $  17.4          $  17.3
Work in process                              126.5            129.4
Finished goods                                80.7             66.0
                                             -----           ------
     Total inventories                     $ 224.6         $  212.7
                                            ======           ======

Note 5.  Earnings per Share Data
                                                 Three Months Ended
                                                  ------------------
                                                 Aug. 28,   Aug. 29,
                                                   1994       1993
                                                  ------     ------
Primary earnings per share:
Primary income used in per common share
  calculation (reflecting preferred dividends)    $ 56.2     $ 51.8
                                                  ======     ======
Weighted average common shares and
  common share equivalents outstanding             129.1      119.5
                                                  ======     ======

Fully Diluted:
Net income                                        $ 59.0     $ 57.1
                                                  ======     ======
Weighted average fully diluted shares              141.5      140.4
                                                  ======     ======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF CONTINUING OPERATIONS
Sales for the three months ended August 28, 1994 were $553.8 million compared to sales of $558.9 million during the comparable period in the prior year. Net income for the first quarter of fiscal 1995 was $59.0 million compared to fiscal 1994 first quarter results of $57.1 million, which included a $4.9 million gain due to the cumulative effect of a change in accounting for inventory costs.

Sales     Net sales for the quarter were relatively flat from a year ago led by a slowdown in sales of bipolar logic products, super I/O chip sets, and certain other logic devices used in desktop PC's, mainframes and central office switches. In addition, current quarter sales reflect the effects of continued efforts to prune older commodity logic products and replace them with higher margin products serving vertical markets. Bipolar logic product sales are down to 8 percent of net sales in the current quarter compared to 13 percent in the first quarter of last year. CMOS and other advanced logic product sales have increased 10 percent from the previous year to account for 7 percent of net sales. Analog and mixed signal product sales, which include standard linear products, analog telecom and wireless chips, mass storage devices, local area network chips and many other mixed signal solutions, continue to grow and represent 56 percent of net sales compared to 52 percent a year ago. End user markets for the Company's products are diversified, but are focused in personal computers, automotive, telecommunication and switching systems, and mass storage. Sales decreased slightly quarter over quarter in both the Company's Standard Products Group ("SPG"), which represents approximately 70 percent of the Company's net sales, and in the Communications and Computing Group ("CCG"), which represents approximately 30 percent of the Company's net sales. The improvement in sales in Europe, Japan, and domestic regions was offset by the slowdown in Southeast Asia.

Gross Margin     Gross margin rose to 42.1 percent of sales in the first
quarter of fiscal 1995 compared to 40.8 percent of sales a year ago.
The improvement in the current quarter reflects the continued shift in the product portfolio towards higher margin analog and mixed signal products and increased utilization of wafer fabrication capacity (approximately 88 percent in 1995 versus 83 percent in 1994). Gross margins for analog and mixed signal products exceeded 50 percent in the current quarter, reflecting a two percentage point increase from a year ago. Effective the first quarter of fiscal 1994, the Company reclassed certain period expenses from cost of sales to research and development expense or to selling, general and administrative expense. These reclassifications were made to more closely align the Company with industry practices.

Research and Development     Research and development ("R&D") expenses
were up slightly as a percentage of sales quarter over quarter at 11.9 percent for the quarter ended August 28, 1994 versus 11.3 percent for the quarter ended August 29, 1993. The Company continues to direct its R&D efforts toward high growth target markets in automotive, personal computers, mass storage, business communications, and telecommunications markets.

Selling, General and Administrative   Selling, general and
administrative ("SG&A") expenses were $98.1 million, or 17.7 percent of sales, in the first quarter of fiscal 1995, compared to $101.7 million, or 18.2 percent of sales in the first quarter of fiscal 1994. SG&A expenses included net intellectual property income of $4.6 million and $1.4 million in the first quarter of fiscal 1995 and 1994, respectively. In addition, a $6.5 million charge for the consolidation of sales and marketing facilities in Japan was included in fiscal 1994 SG&A expenses. Exclusive of the above items, SG&A expenses were $102.7 million or 18.5 percent of sales and $96.6 million or 17.3 percent of sales for the first quarter of fiscal 1995 and 1994, respectively. The increase in SG&A expense both in absolute dollars and as a percentage of sales is primarily due to annual merit increases in salaries for all employees, additional product advertising and promotional costs, and increased costs for certain employee benefit plans.

Interest Income and Interest Expense     Net interest income for the
quarter ended August 28, 1994, was $4.5 million compared to $1.7 million for the first quarter of fiscal 1994. The increase in net interest income relates to an increase in the cash and investment balance coupled with higher average interest rates. In addition, interest expense has decreased as the Company continues to pay down its debt.

Income Taxes     The effective tax rate for fiscal 1995 is 20 percent
compared to 15 percent for fiscal 1994. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards.

Foreign Operations     The Company has manufacturing facilities in
Southeast Asia and Europe and sales offices throughout the United States, Southeast Asia, Europe, and Japan. A portion of the transactions at these facilities are denominated in local currency, which exposes the Company to risk from exchange rate fluctuations. The Company's risk exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringitt. Net non-U.S. dollar denominated asset and liability positions are hedged, where practical, using forward exchange and purchased option contracts. The Company's risk exposure from foreign revenue is limited to the Japanese yen and major European currencies, primarily Deutsche marks, French francs and Italian lira. The Company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts which have an original maturity of one year or less.

Financial Condition     Cash and cash equivalents decreased $45.5
million in the quarter ended August 28, 1994, as compared to an increase of $11.1 million in the prior year's comparable quarter. The significant change resulted from operating activities which provided $34.6 million of cash in the first quarter of fiscal 1995 compared to $55.2 million in the first quarter of fiscal 1994 due primarily to increased cash used for accounts payable and accrued liabilities offset partially by a decrease in the accounts receivable balance. Investing activities used $52.7 million in the current quarter, consisting primarily of the purchase of property, plant, and equipment. Financing activities used a net of $27.4 million in cash, related primarily to the repayment of debt and the purchase of 940,000 shares of treasury stock. The Board of Directors authorized the repurchase of up to 3.5 million shares of common stock at current market prices prior to the end of calendar 1994, of which a total of approximately 1.5 million shares had been repurchased as of August 28, 1994. In June 1994, a letter of intent was signed to repurchase the equity interest in two facilities previously sold and leased back. The terms of this transaction are currently under negotiation. Cash used in this transaction could range from $32 million to $100 million. Management believes existing cash and investment balances, existing lines of credit, cash provided by operations, and cash generated from issuance of stock to employees will be sufficient to fund anticipated capital expenditures and other investing and financing activities through the foreseeable future.

Outlook     Despite continued improvement in the financial results,
future trends for revenue and profitability continue to be difficult to predict. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer industry and the general economy; competitive factors and price pressures; market acceptance and timing of new products; and international economic conditions. The Company believes sales and gross margins as a percentage of sales in the foreseeable future will be comparable to the first quarter. Operating expenses as a percentage of sales are expected to remain at existing levels. National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- - -------------------------
   Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 29, 1994, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
- - -----------------------------------------

(a)   Exhibits
      --------
      11.0   Additional Fully Diluted Calculation of Earnings Per Share

(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K were filed during the fiscal quarter ended August 28, 1994.

SIGNATURE
- - ---------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION




Date:  October 3, 1994            /s/ DONALD MACLEOD
                                     ------------------
                                     Donald Macleod
                                     Senior Vice President, Finance
                                     Signing on behalf of the registrant
                                     and as principal financial officer

Exhibit 11.0
Page 1 of 1

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE
(in millions, except per share amounts)

                              Three Months Ended
                              ------------------
                               Aug. 28,  Aug. 29,
                                 1994     1993
                                ------    ------
Net Income                      $ 59.0    $ 57.1
                                ======    ======
Number of shares:
Weighted average common
  shares outstanding             122.4     110.3

Weighted average common
   equivalent shares               6.7       9.2
                                 -----     -----
Weighted average common and
   common equivalent shares      129.1     119.5

Additional weighted average common
   equivalent shares assuming
   full dilution (a)                .1        .5

Shares issuable from
   assumed conversion
   of preferred shares            12.2      20.4
                                 -----     -----
Weighted average common and
   common equivalent shares
   assuming full dilution        141.4     140.4
                                 =====     =====


Income per share
  assuming full dilution       $  0.42   $  0.41


(a) This calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contradictory to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result for the three months ended August 28, 1994.