Form 10-Q
period 1994-11-27
NATIONAL SEMICONDUCTOR CORP
filed 1994-12-14
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 27, 1994

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at November 27, 1994
Common stock, par value $0.50 per share            123,190,335

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.


Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Six Months
  Ended November 27, 1994 and November 28, 1993              3

Condensed Consolidated Balance Sheets (Unaudited)
  as of November 27, 1994 and May 29, 1994                   4

Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the Six Months
  Ended November 27, 1994 and November 28, 1993              5

Notes to Condensed Consolidated
  Financial Statements (Unaudited)                           6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition              9

Part II.  Other Information

Legal Proceedings                                           12

Submission of Matters to Vote of Security Holders           12

Exhibits and Reports on Form 8-K                            13

Signature                                                   14

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Six Months Ended
                            ------------------      --------------------
                            Nov. 27,   Nov. 28,     Nov. 27,    Nov. 28,
                              1994       1993         1994        1993
                            --------   -------      --------    --------
Net sales                    $ 584.4    $582.4      $1,138.2    $1,141.3

Operating costs and expenses:
 Cost of sales                 332.7     338.9         653.3       669.5
 Research and development       67.0      65.5         132.9       128.6
 Selling, general and
  administrative               104.5     104.2         202.6       205.9
                             -------    ------      --------     -------
   Total operating costs
     and expenses              504.2     508.6         988.8     1,004.0
                             -------    ------      --------     -------
Operating income                80.2      73.8         149.4       137.3
Interest income, net             3.5       2.1           8.0         3.8
                             -------    ------      --------     -------
Income before income
  taxes and cumulative effect
  of accounting change          83.7      75.9         157.4       141.1
Income taxes                    16.7      15.2          31.4        28.2
                             -------    ------      --------     -------

Net income before cumulative
  effect of accounting change $ 67.0    $ 60.7      $  126.0     $ 112.9
Cumulative effect of
  accounting change               -        -              -          4.9
                             -------    ------      --------     -------
Net Income                    $ 67.0    $ 60.7      $  126.0     $ 117.8
                             =======    ======      ========     =======

Earnings per share before
  cumulative effect of
  accounting change
         Primary              $ .51     $ .46         $ .96       $ .86
         Fully diluted        $ .49     $ .43         $ .91         .80

Earnings per share:

         Primary              $ .51     $ .46         $ .96       $ .90
         Fully diluted        $ .49     $ .43         $ .91       $ .84

Weighted average shares:
         Primary              124.9     120.1         125.6       119.7
         Fully diluted        137.2     140.6         137.9       140.4

Income used in primary
   earnings per share
  (reflecting preferred
   dividends)                $ 64.2    $ 55.4       $ 120.4     $ 107.2

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Nov. 27,       May 29,
                                                1994          1994
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  341.6       $  398.1
  Short-term marketable investments               55.6           68.7
  Receivables, net                               290.8          289.0
  Inventories                                    227.5          212.7
  Deferred tax assets                             37.4             -
  Other current assets                            55.9           47.9
                                               -------        -------
  Total current assets                         1,008.8        1,016.4

Property, plant and equipment                  1,871.9        1,765.6
  Less accumulated depreciation                1,128.9        1,097.6
                                               -------        -------
  Net property, plant and equipment              743.0          668.0
Long-term marketable investments                   -             20.9
Other assets                                      48.8           42.4
                                               -------        -------
  Total assets                                $1,800.6       $1,747.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $   32.3       $   15.6
  Accounts payable                               177.7          213.7
  Accrued expenses                               229.4          264.6
  Income taxes                                    89.9           83.5
                                               -------        -------
  Total current liabilities                      529.3          577.4

Long-term debt                                    10.5           14.5
Deferred income taxes                             20.7           18.6
Other non-current liabilities                     31.5           31.5
Minority interest                                  1.0             -
                                               -------        -------
      Total liabilities                          593.0          642.0
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock                      0.2            0.2
  Common stock                                    61.6           61.4
  Additional paid-in capital                     932.4          912.7
  Retained earnings                              261.3          140.9
  Unrealized losses on securities
     available for sale                            (.1)            -
  Treasury stock, at cost                        (47.8)          (9.5)
                                               -------        -------
  Total shareholders' equity                   1,207.6        1,105.7
                                               -------        -------
  Total liabilities and shareholders' equity  $1,800.6       $1,747.7
                                              ========       ========
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Six Months Ended
                                                  --------------------
                                                  Nov. 27,     Nov. 28,
                                                   1994         1993
                                                  --------     -------
OPERATIONS:
Net Income                                        $ 126.0      $ 117.8
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                      84.3         81.8
  Other, net                                          3.4           -
  Cumulative effect of accounting change               -          (4.9)
  Gain on sale of investment                         (4.3)        (2.2)
  Changes in deferred tax assets                    (37.4)          -
  Changes in certain assets and liabilities, net:
    Receivables                                      (1.8)        20.2
    Inventories                                     (14.8)       (17.9)
    Other current assets                             (8.0)        (6.0)
    Other non-current assets                           1.7           -
    Accounts payable and accrued expenses           (49.4)       (18.0)
    Current and deferred income taxes                 8.5         19.7
    Other non-current liabilities and minority
      interest                                        1.0          4.2
                                                  --------     -------
Net cash provided by operating activities           109.2        194.7
                                                  --------     -------
INVESTING:
Purchases of property, plant and equipment         (159.1)      (105.6)
Proceeds from the sale and maturity of
   marketable investments                           450.2        255.4
Purchase of marketable investments                 (416.3)      (299.2)
Proceeds from sale of investments                     4.9          8.0
Purchases of investments and other, net             (12.3)        (2.9)
                                                  --------     -------
Net cash used by investing activities              (132.6)      (144.3)
                                                  --------     -------
FINANCING:
Proceeds from the issuance of debt                   23.2           -
Repayment of debt                                   (10.5)        (5.3)
Issuance of common stock under
  employee benefit plans                              2.2          9.8
Purchase of treasury stock                          (42.4)          -
Payment of preferred dividends                       (5.6)       (10.6)
                                                  --------     -------
Net cash used by financing activities               (33.1)        (6.1)
                                                  --------     -------
Net change in cash and cash equivalents             (56.5)        44.3
Cash and cash equivalents at beginning of period    398.1        277.4
                                                  --------     -------
Cash and cash equivalents at end of period        $ 341.6      $ 321.7
                                                  ========     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

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

     Securities held-to-maturity and available-for-sale: Effective the beginning of fiscal 1995, the Company prospectively adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"). The effect of adopting FAS 115 was not material to the consolidated financial statements. Prior to implementing FAS 115, the Company's investments were carried at the lower of cost or market value. Under FAS 115, the Company has classified its investments in certain debt and equity securities as "held-to-maturity" or "available-for-sale".

Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon the contractual maturity date and are stated at amortized cost.

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are recorded as short-term securities on the balance sheet and are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     Effective the beginning of fiscal 1995, the Company adopted
Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits Other than Pensions" ("FAS 112"); the adoption did not have a material impact on the Company's financial statements.

Note 2.  Results of Operations
Included within selling, general and administrative expense ("SG&A") is net intellectual property income of $4.7 million for the second quarter and $9.5 million for the first six months of fiscal 1995, compared to $2.5 million and $4.6 million for the respective 1994 periods. Also included is intellectual property expense of $6.7 million for the second quarter and $6.9 million for the first six months of fiscal 1995, compared to $1.8 million and $2.5 million for the respective 1994 periods. In addition, the Company sold investments in the second quarter of both fiscal 1995 and 1994 resulting in a $4.3 million gain recorded in 1995 and a $2.2 million gain recorded in 1994. The first six months of fiscal 1994 include centralization costs of $10.3 million for the sales distribution facilities, of which $3.8 million was recorded in the second quarter.

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

Note 4.  Components of Inventories
The components of inventories were:
                                            Nov. 27,         May 29,
(in millions)                                  1994            1994
                                             ------          ------
Raw materials                              $  22.1          $  17.3
Work in process                              126.8            129.4
Finished goods                                78.6             66.0
                                             -----           ------
     Total inventories                     $ 227.5         $  212.7
                                            ======           ======

5.  Supplemental disclosure of cash flow information
(in millions)
                                                    Six Months Ended
                                                -----------------------
                                                 Nov. 27,       Nov. 28,
                                                  1994           1993
                                                --------       --------
  Cash paid for:
    interest                                       $ 1.5         $ 2.0
    interest on tax settlements                     26.3          12.2
    income taxes                                    43.4           9.0

Supplemental disclosure, non-cash items:
  Issuance of stock for employee benefit plans     $ 4.0         $ 2.0
  Tax benefit for employee stock option plans       17.8            -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales    Sales were flat during the second quarter and first six months of fiscal 1995 compared to the 1994 periods, led by a slowdown in sales of bipolar logic products. In addition, current quarter sales reflect the effects of continued efforts to prune older commodity logic products from the product offerings, replacing them with higher margin products serving vertical markets. Analog and mixed signal product sales, which include standard linear products, analog, telecommunications, local area network, and wireless chips, mass storage devices, and many other mixed signal solutions, continue to grow and represent 56 percent of net sales during the second quarter and first six months of fiscal 1995, compared to 52 percent in the 1994 periods. Sales were flat from a year ago quarter in both the Company's Standard Products Group ("SPG"), which represents approximately 70 percent of the Company's net sales, and in the Communications and Computing Group ("CCG"), which represents approximately 30 percent of the Company's net sales. Sales in the European region were stronger in the current quarter compared to a year ago; however, this increase was offset by a softness in the Southeast Asia region.

Gross Margin    During both the second quarter and first six months of
fiscal 1995, gross margins increased to 43 percent from 42 percent and 41 percent for the respective 1994 periods. The improvement reflects the continued shift in the product portfolio towards higher margin analog and mixed signal products and increased utilization of wafer fabrication capacity. Current quarter gross margin includes a one-time vendor credit and a foreign government grant totaling $6.5 million. Gross margins for analog and mixed signal products were approximately 52 percent for the second quarter and first six months of fiscal 1995, compared to 51 percent and 50 percent for the respective 1994 periods.

Research and Development    Research and development ("R&D") expenses
were up slightly as a percentage of sales for the second quarter and first six months of fiscal 1995 to 11.5 percent and 11.7 percent compared to 11.2 percent and 11.3 percent for the respective 1994 periods. The Company directs 70 percent of its R&D efforts toward analog and mixed signal products.

Selling, General, and Administrative     Selling, general, and
administrative ("SG&A") expenses were relatively flat as a percentage of sales at approximately 18 percent for the second quarter and first six months of fiscal 1995 compared to the 1994 periods. Included within SG&A expense is net intellectual property income of $4.7 million for the second quarter and $9.5 million for the first six months of fiscal 1995, compared to $2.5 million and $4.6 million for the respective 1994 periods. Also included is intellectual property expense of $6.7 million for the second quarter and $6.9 million for the first six months of fiscal 1995, compared to $1.8 million and $2.5 million for the respective 1994 periods. In addition, the Company sold investments in the second quarter of both fiscal 1995 and 1994 resulting in a $4.3 million gain recorded in 1995 and a $2.2 million gain recorded in 1994. The first six months of fiscal 1994 include centralization costs of $10.3 million for the sales distribution facilities, of which $3.8 million was recorded in the second quarter. Exclusive of the above items, SG&A expenses were $106.8 million and $209.5 million for the second quarter and first six months of fiscal 1995 or 18 percent of sales and $103.3 million and $199.9 million for the second quarter and first six months of fiscal 1994 or 18 percent of sales. The increase in SG&A expense in absolute dollars is primarily attributable to annual increases in salaries for all employees, additional promotional costs, and increased costs for certain employee benefit plans.

Interest Income and Interest Expense     Net interest income increased
to $4 million and $8 million for the second quarter and first six months of fiscal 1995 compared to $2 million and $4 million for the respective 1994 periods. The increase in net interest income relates to an increase in average interest rates compared to a year ago and a slightly higher cash and investment balance during the first six months of fiscal 1995. The increase in interest income was somewhat offset with an increase in interest expense compared to the second quarter of fiscal 1994 due to the assumption of debt related to a facility repurchased in the quarter.

Income Taxes     The effective tax rate for fiscal 1995 is 20 percent
compared to 15 percent for fiscal 1994. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards. In the current quarter, the Company reversed the valuation allowance reserve against specific deferred tax assets based upon continuing profits recorded in certain jurisdictions.

Financial Condition     During the first six months of 1995, cash and
cash equivalents decreased $57 million. The Company generated $109 million positive cash flow from operations for the six months ended despite increased cash used for accounts payable and accrued expenses including cash paid for income taxes. In addition, the Company recorded $37 million in deferred tax assets related to the recognition of anticipated tax benefits associated with such deferred assets. Investing activities used $133 million during the first six months of fiscal 1995 driven primarily by purchases of property, plant and equipment of $159 million and investments of $12 million. During the quarter, the Company repurchased the equity interest in one of the facilities it had sold during fiscal 1988 and leased back, using approximately $12 million in cash and assuming $23 million in debt. The debt was paid in full at the beginning of the third quarter.

During the current quarter, the Company renewed its multicurrency and revolving financing agreements which provide funds in the form of multicurrency loans, letters of credit and standby letters of credit in favor of the Company. The multicurrency agreement ($30 million) expires December 31, 1995, and the revolving financing agreement ($200 million) expires December 31, 1997. These agreements contain restrictive covenants, conditions and default provisions which, among others, require the maintenance of financial ratios and certain levels of tangible net worth. Management believes existing cash and investment balances, existing financing agreements, cash provided by operations, and cash generated from issuance of stock to employees will be sufficient to fund anticipated capital expenditures and other investing and financing activities through the foreseeable future.

Outlook     Despite continued improvement in the financial results,
future trends for revenue and profitability continue to be difficult to predict. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer industry and the general economy, competitive factors and price pressures, market acceptance and timing of new products, and international economic conditions. The Company believes it has the product portfolio and the financial and technical resources necessary for success; however, future revenue and profitability cannot be precisely determined at this time. National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
- -------------------------
   Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 29, 1994, which information is incorporated herein by reference.

Item 4.  Submission of Matters to Vote of Security Holders
- ----------------------------------------------------------
(a)   The Registrant's Annual Meeting was held on September 30, 1994.

(b)   The following directors were elected at the Meeting:

                                           AUTHORITY
      DIRECTOR              FOR            WITHHELD
      --------              ---            ---------

      Peter J. Sprague      102,866,926     4,510,290
      Gilbert F. Ameilo     103,087,119     4,290,057
      Gary P. Arnold        103,072,809     4,304,407
      Robert Beshar         103,075,831     4,301,385
      Modesto A. Maidique   103,250,670     4,126,546
      J. Tracy O'Rourke     103,257,065     4,120,151
      Charles E. Sporck     103,047,256     4,329,960
      Donald E. Weeden      103,223,602     4,153,614

(c)   Among the matters voted on at the Meeting were the following:

      (i) To approve the amendment to Article FOURTH of the Company's Certificate of Incorporation to increase the authorized Common Stock of the Company from 200,000,000 shares to 300,000,000 shares:

                            FOR:                   99,079,469
                            AGAINST:                7,645,719
                            ABSTAIN:                  625,028

      (ii) To approve an amendment to the Company's by-laws to provide for the classification of the Company's Board of Directors into three classes:

                            FOR:                   47,499,003
                            AGAINST:               45,391,010
                            ABSTAIN:                  841,678
                            BROKERS' NON VOTES:    13,645,525

      (iii) To Approve the adoption of the amended and restated Employee Stock Purchase Plan:

                            FOR:                   88,797,765
                            AGAINST:                4,083,689
                            ABSTAIN:                  850,147
                            BROKERS' NON VOTES:    13,645,525

      (iv)  To approve the adoption of the Global Employee Stock
            Purchase Plan:

                            FOR:                   89,026,956
                            AGAINST:                3,824,457
                            ABSTAIN:                  880,188
                            BROKER'S NON VOTES:    13,645,615

      (v)   To approve the adoption of the amended and restated Stock
            Option Plan:

                            FOR:                   68,485,101
                            AGAINST:               24,453,097
                            ABSTAIN:                1,151,632
                            BROKER'S NON VOTES:    13,287,386

      (vi)  To approve the adoption of the Executive Officer Incentive
            Plan:

                            FOR:                   98,561,866
                            AGAINST                 7,524,465
                            ABSTAIN                 1,290,885

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)   Exhibits
      --------
      10.1     Management Contract or Compensatory
                 Plan or Arrangement:  Amendment No. 1 to
                 Airplane Use Agreement with Gilbert F.
                 Amelio doing business as Aero Ventures

      10.2     Management Contract or Compensatory Plan
                 or Arrangement:  Benefit Restoration Plan
                 (as amended, effective June 1, 1994)

      11.0     Additional Fully Diluted Calculation of Earnings
                 Per Share


(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K were filed during the fiscal quarter ended November 27, 1994.

SIGNATURE
- ---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  December 14, 1994             /S/ DONALD MACLEOD
                                     ----------------------------------
                                     Donald Macleod
                                     Senior Vice President, Finance and
                                       Chief Financial Officer
                                     Signing on behalf of the registrant
                                     and as principal financial officer

                                AMENDMENT NO. 1
                            AIRPLANE USE AGREEMENT



RECITAL
- -------

     This Amendment No. 1 ("Amendment") to the Airplane Use Agreement ("Agreement") dated September 28, 1993 entered into by and between National Semiconductor Corporation, a Delaware corporation having its principal place of business at 2900 Semiconductor Drive, Santa Clara, CA 95051 (the "Company") and Gilbert F. Amelio, dba Aero Ventures, 13416 Middle Fork Lane, Los Altos Hills, CA 94022 ("Amelio"), is made and is effective as of the 30th day of September, 1994.


                                  RECITALS


      WHEREAS, the Company and Amelio entered into the Agreement on September 28, 1993; and

      WHEREAS, the Company and Amelio desire to amend certain provisions of the Agreement;

      NOW, THEREFORE, the Parties hereto agree as follows:

      1. RECITALS. The Recitals herein above are made a part of this Amendment.

      2. TERM. Section 8, of the Agreement, TERM is amended in full to read as follows:

          8. TERM. This Agreement shall become effective as of September 28, 1993, subject to approval by the Board of Directors of the Company and shall continue thereafter until terminated as provided herein. This
Agreement shall be terminated automatically upon Amelio's termination of employment with the Company and may also be terminated immediately by the Company upon notice to Amelio for reasonable cause, which reasonable cause shall include but not be limited to:
(i) any breach of Amelio's obligations under this Agreement, or (ii) the payment to Amelio by the Company under this Agreement of a net sum exceeding
$225,000 in any 12-month period. This Agreement may also be terminated by either party for any reason upon thirty days advance written notice.

      3. NO OTHER AMENDMENTS. Except as provided herein, no other amendments are made to the Agreement.

      4.  CONSENT OF SPOUSE.  Charlene Amelio, wife of Gilbert F.
Amelio, consents and agrees to the terms and conditions contained herein.



                                    /S/ GILBERT F. AMELIO
                                    ---------------------
                                    Gilbert F. Amelio dba
                                    Aero Ventures


                                    /S/ CHARLENE AMELIO
                                    -------------------
                                    Charlene Amelio

Accepted and agreed to
NATIONAL SEMICONDUCTOR CORPORATION


By    /S/ JOHN M. CLARK III
      ---------------------
      John M. Clark III
            Senior Vice President,
            General Counsel and Secretary

BENEFIT  RESTORATION  PLAN - PLAN  DOCUMENT


THIS BENEFIT RESTORATION PLAN ("Plan") originally adopted by National Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, (hereinafter referred to as the "Employer") effective as of June 1, 1992, is hereby amended effective as of June 1, 1994.

WITNESSETH:

WHEREAS, the Employer desires to establish a benefit restoration income plan for the exclusive benefit of certain participants in the National Semiconductor Corporation Retirement and Savings Program ("RASP") so as to reward them for their loyal and faithful service to the Employer and to aid them in increasing their economic security by providing additional funds at retirement with respect to those benefits that are reduced because of the limitations of sections 401(a)(17), 402(g)(1), 401(k) and 415 of the Internal Revenue Code of 1986; and

WHEREAS, the Employer has been authorized by its Board of Directors to adopt this Plan in order to provide for the benefits specified;

NOW, THEREFORE, in consideration of the premises herein contained, it is hereby declared as follows:

ARTICLE 1

Definitions

When used herein, the words and phrases defined hereinafter shall have the following meaning unless a different meaning is clearly required by the context.

1.01 "Account" shall mean the Accounts and subaccounts established pursuant to Section 3.05 of the Plan.

1.02 "Annual Matching Restoration Amount" shall mean the amount determined in accordance with Section 3.04 of the Plan.

1.03 "Annual Profit Sharing Restoration Amount" shall mean the amount determined in accordance with Section 3.02 of the Plan.

1.04 "Annual Savings Restoration Amount" shall mean the amount determined in accordance with Section 3.03 of the Plan.

1.05 "Beneficiary" shall mean the person or persons last designated by a Participant, by written notice filed with the Committee, to receive a Plan benefit upon his or her death. In the event a Participant fails to designate a person or persons as provided above or if no Beneficiary so designated survives the Participant, then for all purposes of this Plan, the Beneficiary shall be the person(s) designated as the beneficiaries by the Participant under the RASP, and, if none, the Participant's estate.

1.06  "Board" shall mean the Board of Directors of National
Semiconductor Corporation.

1.07  "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.08  "Committee" shall mean The Retirement and Savings Program
Administrative Committee, as determined by the Board.

1.09 "Elected Contribution" shall mean the amount the Participant agrees to defer under this Plan pursuant to procedures established by the Committee up to the maximum permitted deferral pursuant to
Section 3.03 of the Plan.

1.10  "Employer" shall mean National Semiconductor Corporation.

1.11 "Interest" shall mean the rate for long-term A-rated corporate bonds, reported by the investment banking firm of Salomon Brothers of New York City (or such other investment banking firm as the Committee may specify) during the first week of each Plan Year.
The interest rate will be reset at the beginning of each Plan
Year.

1.12 "Participant" shall mean an employee of the Employer participating in the RASP, who satisfies the eligibility requirements of Section
2.01 of the Plan and such other conditions that are established from time to time by the Committee.

1.13 "Plan" shall mean the National Semiconductor Corporation Benefit Restoration Plan, as amended from time to time.

1.14 "Plan Year" shall mean the twelve consecutive month period ending on the last day of May.

1.15  "RASP" shall mean the National Semiconductor Corporation
Retirement and Savings Program.

1.16 Capitalized Terms not defined herein shall have the meaning attributed to them in the RASP.

ARTICLE II

Eligibility

2.01  Eligibility
A Participant or Beneficiary shall be eligible to receive an Annual Profit Sharing Restoration Amount in any Plan Year in which he qualifies for an allocation of the Employer's Annual Profit Sharing Contribution under the RASP but the amount of the benefit to which he is entitled is reduced by reason of the application of the limitations set forth in Sections 401(a)(17) or 415(c)(1)(A) of the Code. A Participant or Beneficiary shall be eligible to receive an Annual Savings Restoration Amount in any Plan Year in which he makes the maximum permitted deferral under the RASP, as determined by the Committee, and his compensation is in excess of an amount determined by the Committee for such Plan Year.
A Participant or Beneficiary shall be eligible to receive an Annual Matching Restoration Amount in any Plan Year in which his compensation exceeds the limitations set forth in Section 401(a)(17) of the Code and he elects to defer at least 6% of his compensation under Section 5.02 A. of the RASP.

ARTICLE III

Benefits

3.01  Benefits.
The maximum benefits under this Plan to which an eligible Participant or Beneficiary shall be entitled shall be equal to the sum of the vested Annual Profit Sharing Restoration Amount, the Annual Savings Restoration Amount, and the Annual Matching Restoration Amount, plus Interest on such sum.

3.02  Annual Profit Sharing Restoration Amount.
The Annual Profit Sharing Restoration Amount to which an eligible
Participant or Beneficiary shall be entitled shall be an amount equal to the difference, if any, between (a) and (b) below:

      (a)   The amount of the Employer's Annual Profit Sharing
Contribution which would have been allocated to a Participant or Beneficiary under the RASP if the Annual
Profit Sharing Contribution were determined pursuant to
Section 5.01 B.3. of the RASP and the allocation were determined pursuant to Section 6.03 A. of the RASP without giving any effect to the limitations imposed by Sections
401(a)(17) and 415 of the Code, as now or hereafter in effect; less

      (b)   The amount of the Employer's Annual Profit Sharing
Contribution allocated to the Participant or Beneficiary under the RASP.

3.03  Annual Savings Restoration Amount.
The maximum Annual Savings Restoration Amount from which an eligible Participant or Beneficiary may make an Elected Contribution shall be equal to the difference, if any, between (a) and (b) below:

      (a) The amount that the Participant could defer if the maximum percentage deferral determined by the Committee under
Section 5.02 A. of the RASP were applied to the Participant's Compensation, and the Participant's Elected
Contribution under the RASP were not subject to Sections
401(k), 402(g)(1) or 415 of the Code, as now or hereafter in effect; less

      (b) The amount of the Participant's Elected Contribution under the RASP.

The Participant's Annual Savings Restoration Amount shall be equal to the Participant's Elected Contribution.

3.04  Annual Matching Restoration Amount.
The Annual Matching Restoration Amount to which an eligible Participant or Beneficiary shall be entitled shall be an amount equal to the difference, if any, between (a) and (b) below:

      (a) The lesser of (1) 6% of the Participant's Compensation, without giving any effect to the limitations imposed by
Section 401(a)(17) of the Code, as now or hereafter in effect, or (2) the limit imposed by Section 402(g) of the Code; and

      (b) 6% of the Participant's Compensation as limited by Section 401(a)(17) of the Code,

multiplied by 50%, or any other percentage as the Board may determine for a given Plan Year under Section 5.03 A. of the RASP.

Notwithstanding the foregoing, to the extent that the matching contribution that would otherwise be made on behalf of a Participant under Section 5.03 of the RASP is reduced in accordance with the requirements of Section 401(m) of the Code, such Participant's Annual Matching Restoration Amount shall be likewise limited in accordance with rules established by the Committee.

3.05  Participant's Account.
The Employer shall create and maintain adequate records to reflect the interest of each Participant in the Plan. Such records shall be in the form of individual Accounts. When appropriate, a Participant's Account shall consist of a profit sharing restoration subaccount, a savings restoration subaccount, and a matching restoration subaccount. Such Accounts shall be kept for recordkeeping purposes only and shall not be construed as providing for assets to be held in trust or escrow or any other form of asset segregation for the Participant or Beneficiary to whom benefits are to be paid pursuant to the terms of the Plan.

3.06  Allocation to Participant Account and Interest.
The Participant's Annual Savings Restoration Amount shall be credited to the Participant's Account as of the date such amount would have been paid to such Participant as remuneration for services, and the Participant's Annual Profit Sharing Restoration Amount and Annual Matching Restoration Amount shall be credited to the Participant's Account as of the last day of a Plan Year. The Participant's balance in his Account shall be credited with Interest at such times and in such manner as determined in the sole discretion of the Committee.

3.07  Vested Percentage.
Notwithstanding anything herein to the contrary, a Participant shall be 100% vested at all times in the amounts credited to his savings restoration subaccount and his matching restoration subaccount. A Participant shall be vested in the amount credited to his profit sharing restoration subaccount to the same extent as the Participant is vested in his Profit Sharing Accounts, in accordance with Article VIII of the RASP; provided, however, that forfeited amounts shall not be reallocated among Plan Participants but shall be restored to the forfeiting Participant upon reemployment, in accordance with the procedures set forth in Article VIII of the RASP.

ARTICLE IV

Distribution of Benefit

4.01  Separation from Service.
The benefits attributable to the Annual Profit Sharing Restoration Amount plus Interest thereon and the Annual Matching Restoration Amount plus Interest thereon shall be distributed in a lump sum upon termination of employment for any reason (including retirement, disability or death) and the benefits attributable to the Annual Savings Restoration Amount plus Interest shall be distributed in a lump sum upon the earlier of termination of employment for any reason (including retirement, disability or death) or a date preselected by the Participant either upon eligibility to participate under the Plan or upon such date or dates as may be determined by the Committee.

4.02  Hardship.
Payment of part or all of the benefits under this Plan may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be approved by the Committee.

ARTICLE V

Administration; Amendments and Termination; Rights Against the Company

5.01  Administration.
The Committee shall administer this Plan. With respect to the Plan, the Committee shall have, and shall exercise and perform, all the powers, rights, authorities and duties set forth in the RASP with the same effect as if set forth in full herein with respect to this Plan. Except as expressly set forth herein, any determination or decision by the Committee shall be conclusive and binding on all persons who at any time have or claim to have any interest whatever under this Plan.

5.02  Amendment and Termination Prior to a Change in Control.
The Employer, solely, and without the approval of the Committee or any Participant or Beneficiary, shall have the right to amend this Plan at any time and from time to time, by resolution adopted by it. Any such amendment shall become effective upon the date stated therein. Notwithstanding the foregoing, no amendment shall adversely affect the rights of any Participant or Beneficiary who was previously receiving benefits under this Plan to continue to receive such benefits or of all other Participants and Beneficiaries to receive the benefits promised under the Plan immediately prior to the later of the effective date or the date of adoption of the amendment.

The Employer has established this Plan with the bonafide intention and expectation that from year to year it will deem it advisable to continue it in effect. However, circumstances not now foreseen or circumstances beyond the Employer's control may make it impossible or inadvisable to continue the Plan. Therefore, the Employer, in its sole discretion, reserves the right to terminate the Plan in its entirety at any time; provided, however, that in such event any Participant or Beneficiary who was receiving benefits under this Plan as of the termination date, shall continue to receive such benefits, and all other Participants and Beneficiaries shall remain entitled to receive the benefits promised under the Plan immediately prior to the termination of the Plan.

5.03  Rights Against the Employer.
The establishment of this Plan shall not be construed as giving to any Participant, Beneficiary, employee or any person whomsoever, any legal, equitable or other rights against the Employer, or its officers, directors, agents or shareholders, except as specifically provided for herein, or its giving to any Participant any equity or other interest in the assets, business or shares of the Employer or giving any employee the right to be retained in the employment of the Employer. All employees and Participants shall be subject to discharge to the same extent that they would have been if this Plan had never been adopted. Subject to the rights of the Employer to terminate this Plan or any benefit hereunder, the rights of a Participant hereunder shall be solely those of an unsecured creditor of the Employer.

ARTICLE VI

General and Miscellaneous

6.01  Spendthrift Clause.
No right, title or interest of any kind in the Plan shall be transferable or assignable by any Participant or Beneficiary or any other person or be subject to alienation, anticipation, encumbrance, garnishment, attachment, execution or levy of any kind, whether voluntary or involuntary. Any attempt to alienate, sell, transfer, assign, pledge, garnish, attach or otherwise encumber or dispose of any interest in the Plan shall be void.

6.02  Severability.
In the event that any provision of this Plan shall be declared illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining provisions of this Plan but shall be fully severable, and this Plan shall be construed and enforced as if said illegal or invalid provision had never been inserted herein.

6.03  Construction of Plan.
The article and section headings and numbers are included only for convenience of reference and are not to be taken as limiting or extending the meaning of any of the terms and provisions of this Plan. Whenever appropriate, words used in the singular shall include the plural or the plural may be read as the singular.

6.04  Gender.
The personal pronoun of the masculine gender shall be understood to apply to women as well as men except where specific reference is made to one or the other.

6.05  Governing Law.
THE VALIDITY AND EFFECT OF THIS PLAN AND THE RIGHTS AND OBLIGATIONS OF ALL PERSONS AFFECTED HEREBY SHALL BE CONSTRUED AND DETERMINED IN
ACCORDANCE WITH THE LAWS OF THE UNITED STATES AND THE LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO ITS OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS.

6.06  Unfunded Top Hat Plan.
It is the Employer's intention that this Plan be a Top Hat Plan, defined as an unfunded plan maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees, as provided in Sections 201(2), 301(a)(3), and 401(a)(1) of the Employee Retirement Income Security Act of 1974, as amended from time to time. The Employer may establish and fund one or more trusts for the purpose of paying some or all of the benefits promised to Participants and Beneficiaries under the Plan; provided, however, that (i) any such trust(s) shall at all times be subject to the claims of the Employer's general creditors in the event of the insolvency or bankruptcy of the Employer, and
(ii) notwithstanding the creation or funding of any such trust(s), the Employer shall remain primarily liable for any obligation hereunder. Notwithstanding the establishment of any such trust(s), the Participants and Beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of any such trust or of the Employer.

6.07  Divestment for Cause.
Notwithstanding any other provisions of this Plan to the contrary, the right of any Participant, former Participant or Beneficiary of either to receive or to have paid to any other person, or the right of any such other person to receive any benefits attributable to the Annual Profit Sharing Restoration Amount plus Interest hereunder or the Annual Matching Restoration Amount plus Interest hereunder, shall be forfeited, if such Participant's employment with the Employer is terminated because of or the Participant is discovered to have engaged in fraud, embezzlement, dishonesty against the Employer, obtaining funds or property under false pretenses, assisting a competitor without permission, or interfering with the relationship of the Employer or any subsidiary or affiliate thereof with a customer. A Participant's or Beneficiary's benefits shall be forfeited for any of the above reasons regardless of whether such act is discovered prior to or subsequent to the Participant's termination from the Employer or the payment of benefits under the Plan. If payment has been made, such payment shall be restored to the Employer by the Participant or Beneficiary.

ERISA Rights

This Plan is intended to provide benefits for a select group of highly-compensated employees within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). However, it is not subject to most of the requirements of ERISA nor is the Plan eligible for insurance under Title IV of ERISA. Furthermore, the Plan is considered to be an unfunded, non-qualified plan for purposes of complying with the Internal Revenue Code.

If you believe your benefit under the Plan has been denied, in whole or in part, you should file a claim with the Retirement and Savings Program Administrative Committee. Your claim will be reviewed using the same procedures as those described in the Summary Plan Description for the RASP.

The following information identifies the benefit plan described in this booklet and gives other important administrative data.

Plan Name:

The Benefit Restoration Plan

Plan Sponsor:                               Employer I.D. Number (EIN):

National Semiconductor Corporation          EIN: 95-2095071
2900 Semiconductor Drive
P.O.Box 58090
Santa Clara, CA  95052-8090
(408) 721-2383

Dyna-Craft, Inc.                            EIN: 94-1682796
2919 San Ysidro
Santa Clara, CA  95051
(408) 721-6855

Plan Number:

005

Plan Year:

The twelve consecutive month period ending on May 31. Plan records are maintained on the basis of this Plan Year.

Plan Administrator:

Retirement and Savings Program Administrative Committee
c/o Retirement Plans Administration
National Semiconductor Corporation
2900 Semiconductor Drive
P. O. Box 58090
Santa Clara, CA  95052-8090
(408) 721-2383

Type of Plan:

The Plan is a non-qualified deferred compensation plan for selected key employees of National Semiconductor.

Agent for Service of Legal Process:

Legal process should be served on the company's Corporate Secretary or the Plan Administrator in care of the Retirement Plans Administration Office at the company's address.

Funding Medium:

The Plan is unfunded and benefits are paid from the Plan sponsor's general assets.

Exhibit 11.0
Page 1 of 1

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE
(in millions, except per share amounts)


                              Three Months Ended     Six Months Ended
                              ------------------    ------------------
                               Nov. 27,  Nov. 28,   Nov. 27,  Nov. 28,
                                 1994     1993        1994      1993
                               -------   -------    -------    -------
Net Income                     $ 67.0    $ 60.7    $ 126.0    $ 117.8

Number of shares:
Weighted average common
  shares outstanding            121.1     111.4      121.5      110.9

Weighted average common
  equivalent shares, net of
  tax benefit                     3.8       8.7        4.1        8.8
                                ------   ------      ------     ------

Weighted average common and
  common equivalent shares      124.9     120.1      125.6      119.7

Additional weighted average
  common equivalent shares
  assuming full dilution           -         .1         -         .3

Shares issuable from
  assumed conversion
  of preferred shares            12.2       20.4      12.2       20.4
                                ------    ------     ------     ------
Weighted average common and
  common equivalent shares
  assuming full dilution        137.1      140.6     137.8      140.4
                                =====      =====     =====      =====

Income per share
  assuming full dilution       $  .49    $  .43    $  .91     $  .84
                                ======    ======     ======    ======

FIRST DRAFT FORM 10Q  12/12/94  06:36 PM



16 of 15