Form 10-Q
period 1995-02-26
NATIONAL SEMICONDUCTOR CORP
filed 1995-03-17
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                         FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 26, 1995

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ------- to -------.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at February 26, 1995
Common stock, par value $0.50 per share            124,132,628

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.


Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended February 26, 1995 and February 27, 1994              3

Condensed Consolidated Balance Sheets (Unaudited)
  as of February 26, 1995 and February 27, 1994              4

Condensed Consolidated Statements of
  Cash Flows (Unaudited) for the Nine Months
  Ended February 26, 1995 and February 27, 1994              5

Notes to Condensed Consolidated
  Financial Statements (Unaudited)                           6

Management's Discussion and Analysis of
  Results of Operations and Financial Condition              9

Part II.  Other Information

Legal Proceedings                                           12

Exhibits and Reports on Form 8-K                            12

Signature                                                   14

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      --------------------
                            Feb. 26,   Feb. 27,     Feb. 26,    Feb. 27,
                              1995       1994         1995        1994
                            --------   -------      --------    --------
Net sales                    $ 571.4    $544.7      $1,709.6    $1,686.0

Operating costs and expenses:
 Cost of sales                 342.1     316.3         995.4       985.8
 Research and development       72.5      62.7         205.4       191.3
 Selling, general and
  administrative                95.7      97.9         298.3       303.8
 Restructuring of operations    (5.5)      -            (5.5)        -
                             -------    ------      --------     -------
   Total operating costs
     and expenses              504.8     476.9       1,493.6     1,480.9
                             -------    ------      --------     -------
Operating income                66.6      67.8         216.0       205.1
Interest income, net             4.7       3.1          12.7         6.9
                             -------    ------      --------     -------
Income before income
  taxes and cumulative effect
  of accounting change:         71.3      70.9         228.7       212.0
Income taxes                    14.3       7.1          45.7        35.3
                             -------    ------      --------     -------

Net income before cumulative
  effect of accounting change $ 57.0    $ 63.8      $  183.0     $ 176.7
Cumulative effect of
  accounting change               -        -              -          4.9
                             -------    ------      --------     -------
Net Income                    $ 57.0    $ 63.8      $  183.0     $ 181.6
                             =======    ======      ========     =======
Earnings per share before
  cumulative effect of
  accounting change:
         Primary              $ .43     $ .48         $ 1.39       $1.34
         Fully diluted        $ .42     $ .45         $ 1.33       $1.25

Earnings per share:

         Primary              $ .43     $ .48         $ 1.39       $1.38
         Fully diluted        $ .42     $ .45         $ 1.33       $1.29

Weighted average shares:
         Primary              124.7     120.8          125.2       120.1
         Fully diluted        136.9     141.7          137.5       140.8

Income used in primary
   earnings per share
  (reflecting preferred
   dividends)                $ 54.2    $ 58.5        $ 174.6     $ 165.7

See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 26,       May 29,
                                                1995          1994
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  288.7       $  398.1
  Short-term marketable investments               80.3           68.7
  Receivables, net                               310.0          289.0
  Inventories                                    248.0          212.7
  Deferred tax assets                             58.3             -
  Other current assets                            52.8           47.9
                                               -------        -------
  Total current assets                         1,038.1        1,016.4

Property, plant and equipment                  1,933.5        1,765.6
  Less accumulated depreciation                1,154.7        1,097.6
                                               -------        -------
  Net property, plant and equipment              778.8          668.0
Long-term marketable investments                   -             20.9
Other assets                                      74.2           42.4
                                               -------        -------
  Total assets                                $1,891.1       $1,747.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   33.6       $   15.6
  Accounts payable                               182.5          213.7
  Accrued expenses                               208.5          264.6
  Income taxes                                   111.8           83.5
                                               -------        -------
  Total current liabilities                      536.4          577.4

Long-term debt                                    10.1           14.5
Deferred income taxes                             20.2           18.6
Other non-current liabilities                     31.9           31.5
Minority interest                                  2.0             -
                                               -------        -------
      Total liabilities                          600.6          642.0
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock                      0.2            0.2
  Common stock                                    62.1           61.4
  Additional paid-in capital                     949.9          912.7
  Retained earnings                              315.4          140.9
  Unrealized gain on available-for-
    sale securities                               20.2             -
  Treasury stock, at cost                        (57.3)          (9.5)
                                               -------        -------
  Total shareholders' equity                   1,290.5        1,105.7
                                               -------        -------
  Total liabilities and shareholders' equity  $1,891.1       $1,747.7
                                              ========       ========
See accompanying Notes to Condensed Consolidated Financial Statements.

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Nine Months Ended
                                                  --------------------
                                                  Feb. 26,     Feb. 27,
                                                   1995         1994
                                                  --------     -------
OPERATIONS:
Net Income                                        $ 183.0      $ 181.6
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     131.6        126.1
  Other, net                                          3.6         (1.4)
  Cumulative effect of accounting change               -          (4.9)
  Gain on sale of investment                         (6.9)        (2.2)
  Changes in deferred tax assets                    (58.3)          -
  Changes in certain assets and liabilities, net:
    Receivables                                     (21.0)         2.0
    Inventories                                     (35.3)       (27.0)
    Other current assets                             (4.9)        (2.3)
    Other non-current assets                          1.5           -
    Accounts payable and accrued expenses           (83.3)       (40.8)
    Current and deferred income taxes                56.6         11.0
    Other non-current liabilities and minority
      interest                                        2.4          5.5
                                                  --------     -------
Net cash provided by operating activities           169.0        247.6
                                                  --------     -------
INVESTING:
Purchases of property, plant and equipment         (240.3)      (158.9)
Proceeds from the sale and maturity of
   marketable investments                           618.6        462.6
Purchase of marketable investments                 (609.3)      (489.1)
Proceeds from sale of investments                     7.9          7.7
Purchases of investments and other, net             (19.8)        (6.4)
                                                  --------     -------
Net cash used by investing activities              (242.9)      (184.1)
                                                  --------     -------
FINANCING:
Proceeds from the issuance of debt                   62.3          1.9
Repayment of debt                                   (48.7)       (12.1)
Issuance of common stock under
  employee benefit plans                             11.2         20.4
Purchase of treasury stock                          (51.9)          -
Payment of preferred dividends                       (8.4)       (15.9)
                                                  --------     -------
Net cash used by financing activities               (35.5)        (5.7)
                                                  --------     -------
Net change in cash and cash equivalents            (109.4)        57.8
Cash and cash equivalents at beginning of period    398.1        277.4
                                                  --------     -------
Cash and cash equivalents at end of period        $ 288.7      $ 335.2
                                                  ========     =======

See accompanying Notes to Condensed Consolidated Financial Statements.

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). See Note 2. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for fiscal year ended May 29, 1994.

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

Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are classified on the balance sheet based upon management's intent and are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity, both of which are included in interest income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest income. The cost of securities sold is based on the specific identification method.

     Effective the beginning of fiscal 1995, the Company adopted
Statement of Financial Accounting Standards No. 112, "Employers'
Accounting for Postemployment Benefits Other than Pensions" ("FAS 112"); the adoption did not have a material impact on the Company's financial statements.

Note 2.  Results of Operations
Included within SG&A expenses is net intellectual property income of $4.8 million for the third quarter and $14.3 million for the nine months ended, compared to $10.3 million and $13.6 million for the respective 1994 periods. Also included is intellectual property expense of $0.4 million and $7.3 million for third quarter and the nine months ended, respectively, compared to $5.0 million and $6.3 million for the comparable 1994 periods. In addition, the Company sold an investment in the third quarter of fiscal 1995 resulting in a $2.6 million gain. The nine months ended include gains for the sale of investments of $6.9 million for 1995 and $2.2 million for 1994. The first nine months of fiscal 1994 include costs of $10.3 million for centralization of certain sales distribution facilities.

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
                                         ====        ===       ====

The amortized cost and estimated fair value of debt securities at May 30, 1994, by contractual maturity, are shown below. Balance sheet classification of certain available-for-sale securities may differ from contractual maturities based on management's intent for use in current operations.
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

Note 4.  Components of Inventories

The components of inventories were:
                                            Feb. 26,         May 29,
(in millions)                                 1995            1994
                                             ------          ------
Raw materials                              $  28.4         $   17.3
Work in process                              146.6            129.4
Finished goods                                73.0             66.0
                                             -----           ------
     Total inventories                     $ 248.0         $  212.7
                                            ======           ======

5.  Supplemental disclosure of cash flow information
(in millions)
                                                    Nine Months Ended
                                                -----------------------
                                                 Feb. 26,       Feb. 27,
                                                  1995           1994
                                                --------       --------
  Cash paid for:
    Interest                                       $ 3.4         $ 2.6
    Interest on tax settlements                     30.0          12.2
    Income taxes                                    45.5          20.6

Supplemental disclosure, non-cash items:
  Issuance of stock for employee benefit plans     $ 4.0         $ 2.0
  Tax benefit for employee stock option plans       26.7            -
  Unrealized gain on available-for-sale
    securities                                      20.2            -

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

Sales    Sales grew 5 percent in the third quarter of fiscal 1995
compared to the related 1994 period led by increases in Europe and North America for analog and mixed signal products, partially offset by worldwide declines in logic products, concentrated in the Americas region. Analog and mixed signal product sales grew to 56 percent of net sales during the third quarter and the nine months ended, compared to 52 percent for the comparable 1994 periods. While orders were up for analog and mixed signal products, the company's ability to convert the orders into sales was impacted by wafer fab capacity limitations. For the nine months ended, sales were essentially flat compared to 1994 as the 9 percent increase in analog and mixed signal product sales year over year was offset by a decline in sales of bipolar logic products.
In the Company's Standard Products Group ("SPG"), which represents approximately 70 percent of the Company's net sales, sales grew 4 percent from a year ago quarter and in the Communications and Computing Group ("CCG"), which represents approximately 30 percent of the Company's net sales, sales grew 9 percent.

Gross Margin    Gross margin decreased from 42 percent a year ago to 40
percent for the third quarter. Included within gross margin in the current quarter is a $3.7 million charge for planned headcount and business repositioning actions. In addition, pricing declines in bi-polar logic and EPROM products resulted in significantly lower margins for these products. Margins on analog and mixed signal products decreased slightly from 50 percent in 1994 to 48 percent in 1995 due to capacity limitations at plants in Arlington, Texas and Greenock, Scotland. Gross margins as a percentage of sales were flat for the nine months ended compared to a year ago at 42 percent. While analog and mixed signal product margins were flat at 50 percent for the nine months ended, the increase in the portion of total Company sales from these higher margin products offset declines in bi-polar logic product margins.

Research and Development    Research and development ("R&D") expenses
were up as a percentage of sales to 13 percent and 12 percent for the third quarter and the nine months ended compared to 12 percent and 11 percent for the respective 1994 periods. Current quarter and year to date amounts include a one-time charge of $1.5 million for purchased in-process technology related to the acquisition of Comlinear Corporation ("Comlinear") in the current quarter and the Company's continued investment in analog and mixed signal products.

Selling, General, and Administrative   While selling, general, and
administrative ("SG&A") expenses have decreased as a percentage of sales to 17 percent for the third quarter and the nine months ended compared to 18 percent for the comparable 1994 periods, included within SG&A expenses is net intellectual property income of $4.8 million for the third quarter and $14.3 million for the nine months ended, compared to $10.3 million and $13.6 million for the respective 1994 periods. Also included is intellectual property expense of $0.4 million and $7.3 million for the third quarter and the nine months ended, respectively, compared to $5.0 million and $6.3 million for the comparable 1994 periods. In addition, the Company sold an investment in the third quarter of fiscal 1995 resulting in a $2.6 million gain. The nine months ended include gains on the sale of investments of $6.9 million for 1995 and $2.2 million for 1994. The first nine months of fiscal 1994 include costs of $10.3 million for centralization of certain sales distribution facilities.

Exclusive of the above items, SG&A expenses in the third quarter and nine months ended were $102.7 million and $312.2 million for 1995 and $103.2 million and $303.0 million for 1994 or 18 percent of sales. The increase in SG&A expense, net of the above items, in absolute dollars for the nine months ended is primarily attributable to annual increases in salaries for all employees, additional promotional costs, and increased costs for certain employee benefit plans.

Restructuring of Operations     During the current quarter the Company
released $10.1 million of restructuring reserves originally provided in 1994, which was partially offset by $4.6 million (of which $2.4 million is non-cash) in additional charges for existing restructuring programs identified by the Company. The release of the $10.1 million is attributable to the Company's decision to retain certain facilities and related support. The additional restructuring requirements include charges for the Company's wholly owned subsidiary, Dynacraft, Inc. ("DCI"), for continued consolidation of the DCI business and the decision by the Company to transfer the majority of the military assembly operations from South Portland, Maine to the assembly operations in Singapore. The charges for these actions, which are expected to be completed during fiscal 1996, consist primarily of fixed asset dispositions, reductions in the work force and costs related to termination of a non-cancelable commitment for a facility.

Interest Income and Interest Expense     Net interest income increased
to $5 million and $13 million for the third quarter and nine months ended compared to $3 million and $7 million for the respective 1994 periods. The increase in net interest income relates to an increase in average interest rates compared to a year ago offset by a slightly lower average cash and investment balance during the first nine months of fiscal 1995. The increase in interest income was somewhat offset by an increase in interest expense for the nine months ended, due to the assumption and retirement of debt related to a facility repurchased in the second quarter.

Income Taxes     The effective tax rate for fiscal year 1995 is 20
percent compared to 15 percent for fiscal year 1994. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards. In the current quarter the Company reduced the valuation allowance for specific deferred tax assets by approximately $19 million based upon continuing profits recorded in certain jurisdictions.

Financial Condition     During the first nine months of 1995, cash and
cash equivalents decreased $109 million. The Company generated $169 million positive cash flow from operations for the nine months ended despite increased cash used for accounts payable and accrued expenses. In addition, the Company increased its receivables, inventories and deferred tax assets. Investing activities used $243 million during the first nine months of fiscal 1995 driven primarily by purchases of property, plant and equipment of $240 million and investments of $20 million. In addition, an unrealized gain of $20 million was recorded in equity for the current quarter to record the market value of an equity investment.

Financing activities used $35 million during the first nine months and include the Company's repurchase, during the second quarter, of the equity interest in one of the facilities it had sold during fiscal 1988 and leased back, using approximately $12 million in cash and assuming $23 million in debt. The debt was retired during the current quarter. The Company is currently in negotiations to repurchase the equity interest in another facility it had sold during fiscal 1988 and leased back and expects to use approximately $40 million to $50 million of cash and assume $10 million to $20 million of debt during the fourth quarter, if the transaction is completed. In addition, financing activities include the draw down on its multicurrency line of $21 million and the repurchase of 3 million shares of its common stock on the open market for $52 million. The Company maintains a multicurrency agreement and revolving finance agreement, both of which contain restrictive covenants, conditions and default provisions which, among others, require the maintenance of financial ratios and certain levels of tangible net worth. Management believes existing cash and investment balances, existing financing agreements, cash provided by operations, and cash generated from issuance of stock to employees will be sufficient to fund anticipated capital expenditures and other investing and financing activities through the foreseeable future.

Business Combination     On January 5, 1995, the Company completed the
acquisition of Comlinear, a manufacturer of high-performance analog and mixed signal integrated circuits based in Fort Collins, Colorado. The acquisition has been recorded using the purchase method of accounting, whereby the purchase price was allocated to the assets and liabilities based on the estimated fair values as of the date of acquisition. Approximately $1.5 million of the total purchase price represented in-process technology and was charged to the Company's operations during the quarter. The remaining cost in excess of net assets acquired was approximately $5.4 million and is being amortized on a straight-line basis over seven years. Comlinear's results of operations have been included in the Company's consolidated financial statements from its acquisition date. Comlinear's operations are not material in relation to the Company's consolidated financial statements; accordingly, pro forma financial information has not been presented.

Outlook     Despite continued profitability, future trends for revenue and profitability continue to be difficult to predict. Declines in the Bi-polar logic and EPROM marketplaces have impacted the Company's relative growth in the current fiscal year and the Company expects these markets to continue to decline. While the Company has set aggressive plans to ramp up capacity during the fourth quarter, the Company believes it will be constrained in bringing additional capacity on line until the first quarter of fiscal 1996 with resulting limitations on fully meeting demand. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer industry and the general economy; competitive factors and price pressures; market acceptance and timing of new products; capacity limitations; and international economic conditions. The Company believes sales and gross margins as a percentage of sales in the foreseeable future will be comparable to the first nine months. Operating expenses as a percentage of sales are expected to remain at existing levels. National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
- -------------------------
    On December 1, 1992, Hughes Aircraft Company ("Hughes") filed an action in the U.S. District Court for the Eastern Division of the Northern District of Illinois alleging the Company had infringed U.S. Patents Nos. 3,472,712; 3,507,709; and 3,615,934 and seeking unspecified amounts of damages and costs. The Company was served with the suit on January 7, 1993. The Company countersued Hughes' parent, General Motors ("GM") and Hughes in the same action alleging infringement of U.S. Patent Nos. 3,901,735; 4,325,984; and 4,599,634. The case was transferred to the U.S. District Court for the Northern District of California. The Company also filed an action in California State Court seeking declaratory relief and alleging breach of contract by Hughes and GM in connection with a prior patent cross license agreement entered into between GM and Fairchild Camera Instrument Corporation (subsequently renamed Fairchild Semiconductor Corporation and purchased by the Company in October 1987). In September 1994, the parties agreed to resolve the dispute in its entirety in a binding mini-trial procedure structured to handle the primary disputed issue; as part of the agreement, the Company dismissed with prejudice the related California State Court action. In December, 1994, the mini-trial was conducted before a judge selected by the parties on the single issue of whether claim 2 of the U.S. Patent No. 3,472,712 owned by Hughes was infringed by one of the Company's semiconductor fabrication processes. For purposes of the mini-trial, the patent was presumed valid and the parties agreed in advance to the amounts of damages that would be paid by the Company, which amount was not disclosed to the judge until after the judge had issued his findings. The judge found for Hughes on the single issue presented in the mini-trial. In accordance with the agreement of the parties, the Company paid to Hughes the sum of $10 million and the Federal Court action was dismissed with prejudice. The dismissal constituted a full settlement and release of all claims for past infringement of the patents in issue. In addition, the Company granted Hughes and GM licenses under its patents at issue; no such license was granted by Hughes back to the Company because the Hughes patents at issue had expired.

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 29, 1994, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------
(a)   Exhibits
      --------
      10.1    Management Contract or Compensatory Plan or Arrangement:
                Stock Option Plan (as amended through January 19, 1995)

      10.2    Management Contract or Compensatory Plan or Arrangement:
                Key Employee Incentive Plan Agreement (as amended through January 12, 1995)

      11.0    Additional Fully Diluted Calculation of Earnings Per Share

(b)   Reports on Form 8-K
      -------------------
      No reports on Form 8-K were filed during the fiscal quarter ended February 26, 1995.

SIGNATURE
- ---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  March 17, 1995                /s/ DONALD MACLEOD
                                     ----------------------------------
                                     Donald Macleod
                                     Senior Vice President, Finance and
                                       Chief Financial Officer
                                     Signing on behalf of the registrant
                                     and as principal financial officer

                                                           Exhibit 10.1

                    NATIONAL SEMICONDUCTOR CORPORATION

                           STOCK OPTION PLAN
                     (as amended through January 19, 1995)



1.    TITLE OF PLAN

      The title of this Plan is the National Semiconductor Corporation Stock Option Plan, hereinafter referred to as the "Plan", and formerly known as the National Semiconductor Corporation 1977 Stock Option Plan.


2.    PURPOSE

      The Plan is intended to align the interests of eligible key employees of National Semiconductor Corporation (hereinafter called the "Corporation") and its subsidiaries (as hereinafter defined) with the interests of the stockholders of the Corporation and to provide incentives for such employees to exert maximum efforts for the success of the Corporation. By extending to key employees the opportunity to acquire proprietary interests in the Corporation and to participate in its success, the Plan may be expected to benefit the Corporation and its stockholders by making it possible for the Corporation to attract and retain the best available talent and by rewarding key management and technical personnel for their part in increasing the value of the Corporation's shares. It is further intended that options granted pursuant to this Plan may be incentive stock options under Section 422A of the Internal Revenue Code of 1986, as amended (the "Code"), or may be options which are not incentive stock options (hereinafter called "non-qualified stock options").


3.    STOCK SUBJECT TO THE PLAN

      There will be reserved for issue upon the exercise of options granted under the Plan 32,754,929 shares of the Corporation's $.50 par value Common Stock, subject to adjustment as provided in Paragraph 8, which may be unissued shares, reacquired shares, or shares bought on the market. If any option which shall have been granted shall expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again become available for the purposes of the Plan (unless the Plan shall have been terminated).


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

      (b) The Committee shall have the plenary power, subject to and within the limits of the express provisions of the Plan:

             (i) To determine from time to time which of the eligible persons shall be granted options under the Plan; the time or times (during the term of the option) within which all or portions of each option may be exercised and the number of shares for which an option or options shall be granted to each of them. Notwithstanding the foregoing, no person may be granted more than 500,000 options during any one fiscal year of the Corporation.

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

      (c) The Committee shall not have the authority to grant new options in exchange for the cancellation of stock options previously granted under the Plan or under any other stock option plan of the Corporation.


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

     (g) Neither a person to whom an option is granted nor his or her transferee, legal representative, heir, legatee, or distributee, shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such option unless and until he or she has exercised his or her option pursuant to the terms thereof.

     (h) In order to be exempt under Section 16 of the Exchange Act, the option may not be transferable except by will or by the laws of descent or distribution, and during the lifetime of the person to whom the option is granted he or she alone may exercise it.

     (i) An option shall terminate and may not be exercised if the person to whom it is granted ceases to be continuously employed by the Corporation, or by a subsidiary of the Corporation, except (subject nevertheless to the last sentence of this subparagraph (h)): (1) if the grantee's continuous employment is terminated for any reason other than
(i) retirement, (ii) permanent disability, or (iii) death, the grantee or the grantee's transferee may exercise the option to the extent that the grantee was entitled to exercise such option at the date of such termination at any time within a period of three (3) months following the date of such termination, or if the grantee shall die within the period of three (3) months following the date of such termination without having exercised such option, the option may be exercised within a period of one year following the grantee's death by the grantee's transferee or the person or persons to whom the grantee's rights under the option pass by will or by the laws of descent or distribution but only to the extent exercisable at the date of such termination; (2) if the grantee's continuous employment is terminated by (i) retirement,
(ii) permanent disability, or (iii) death, the option may be exercised in accordance with its terms and conditions at any time within a period of five (5) years following the date of such termination by the grantee or the grantee's transferee, or in the event of the grantee's death, by the persons to whom the grantee's rights under the option shall pass by will or by the laws of descent or distribution; (3) if the grantee's continuous employment is terminated and within a period of ninety (90) days thereafter the grantee is recalled to the active payroll, the Committee may reinstate any portion of the option previously granted but not exercised. Nothing contained in this subparagraph (h) is intended to extend the stated term of the option and in no event may an option be exercised by anyone after the expiration of its stated term.

     (j) Option agreements evidencing incentive stock options shall contain such terms and provisions as may be necessary to render them incentive stock options pursuant to Section 422A of the Code and the Income Tax Regulation thereunder, as the same or any successor statute or regulations may at the time be in effect.

     (k) Nothing in this Plan or in any option granted hereunder shall confer on any optionee any right to continue in the employ of the Corporation or any of its subsidiaries, or to interfere in any way with the right of the Corporation or any of its subsidiaries to terminate his or her employment at any time.


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


9.    PAYMENT OF PURCHASE PRICE AND WITHHOLDING TAXES

     (a) The purchase price for all shares purchased pursuant to options exercised must be either paid in full in cash, or paid in full, with the consent of the Committee, in Common Stock of the Corporation valued at fair market value on the date of exercise or a combination of cash and Common Stock. Fair market value on the date of exercise is the opening price of the Common Stock on the New York Stock Exchange on such date, or if there shall be no trading on such date, then on the first previous date on which there was such trading.

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

                                                            Exhibit 10.2


                      NATIONAL SEMICONDUCTOR CORPORATION

                  1995 KEY EMPLOYEE INCENTIVE PLAN AGREEMENT

                     (as amended through January 12, 1995)


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

Extraordinary
Occurrences:             Events that, in the opinion of the Committee,
are beyond the significant influence of Plan
Participants or the Company and cause a
significant unintended effect, positive or negative, on Company operating and financial results.

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

Retired:                 Permanent termination of employment with the
Company, and (a) age is either sixty-five (65) or age is at least fifty-five (55) and years of service in the employ of the Company is ten
(10)  or more, and (b) the terminating
employee has certified to the Vice President-
Finance of the Company that he or she does not intend to engage in a full-time vocation.

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

      Reduction in Force: Participants whose employment is terminated by a reduction in force during the Plan Period will receive an Award on the Award Date representing 1/12 of the total Award for each month of employment in the fiscal year. If a Participant's employment is terminated by a reduction in force after the Plan Period but before the Award Date, the Participant will receive the full Award on the Award Date.

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

      1. Please defer ------% or $------ of my KEIP Award. If the dollar amount selected is greater than the total KEIP Award, the entire Award will be deferred.

      2. The amounts deferred will be payable on the earliest of: termination of employment for any reason (including retirement, disability, or death) or on ----------------- (specify pre-selected distribution date at least one year after the 1995 Award Date.)

      3.    In the event of death, my primary beneficiary is:

                 -----------------------------------------------
                (Print name)

Print address:   ------------------------------------------------

                 -----------------------------------------------
My secondary beneficiary (to receive benefits only in the event of death of my primary beneficiary) is:

                 -----------------------------------------------
                 (Print name)

Print address:   -----------------------------------------------

                 -----------------------------------------------

I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1995 KEIP AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR KEIP DOCUMENT.


                                      Consent of spouse (required for
                                      married participants designating
                                      beneficiaries other than spouse)

Signature:  --------------------------  Signature-----------------------

Print Name: --------------------------  Print Name: --------------------

Date: --------------------------------




Received  by National Semiconductor Corporation

Date: --------------------------------

By:   --------------------------------

Print Name: --------------------------

Title: -------------------------------

Exhibit 11.0
Page 1 of 1

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE
(in millions, except per share amounts)


                              Three Months Ended    Nine Months Ended
                              ------------------    ------------------
                               Feb. 26,  Feb. 27,   Feb. 26,  Feb. 27,
                                 1995     1994        1995      1994
                               -------   -------    -------    -------
Net Income                     $ 57.0    $ 63.8    $ 183.0    $ 181.6

Number of shares:
Weighted average common
  shares outstanding            120.6     112.1      121.2      111.3

Weighted average common
  equivalent shares, net of
  tax benefit                     4.1       8.7        4.0        8.8
                                ------   ------      ------     ------

Weighted average common and
  common equivalent shares      124.7     120.8      125.2      120.1

Additional weighted average
  common equivalent shares
  assuming full dilution          (.1)        .5        -         .3

Shares issuable from
  assumed conversion
  of preferred shares            12.2       20.4      12.2       20.4
                                ------    ------     ------     ------
Weighted average common and
  common equivalent shares
  assuming full dilution        136.8      141.7     137.4      140.8
                                =====      =====     =====      =====

Income per share
  assuming full dilution       $  .42    $  .45    $  1.33     $ 1.29
                                ======    ======     ======    ======