Form 10-K
period 1995-05-28
NATIONAL SEMICONDUCTOR CORP
filed 1995-07-27
CIK 70530

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

                               FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 28, 1995
OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. []

The aggregate market value of voting stock held by non affiliates of the registrant as of July 14, 1995, was approximately $2,344,064,326.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of July 14, 1995, was 123,661,548.

                  DOCUMENTS INCORPORATED BY REFERENCE
      Document                                     Location in Form 10-K
      --------                                     ---------------------
1995 Annual Report to Shareholders (pp. 23-48, 50-51) Parts I, II and IV

Portions of the Proxy Statement for the                   Part III
   Annual Meeting of Stockholders to be
   held on or about September 29, 1995.

Portions of the Company's Registration                    Part IV
   Statement on Form S-3, Registration
   No. 33-48935, which became effective
   October 5, 1992.

Portions of the Company's Registration                    Part IV
   Statement on Form S-3, Registration
   No. 33-52775, which became effective
   March 22, 1994.

Portions of the Company's Registration                    Part IV
   Statement on Form S-8, Registration
   No. 33-54931, which became effective
   August 5, 1994.

Portions of the Company's Registration                    Part IV
   Statement on Form S-8, Registration
   No. 33-55699, which became effective
   September 30, 1994.

Portions of the Proxy Statement for the                   Part IV
   Annual Meeting of Stockholders held
   September 30, 1994

The Index to Exhibits is located on pages 24-26.

                                 PART I

ITEM 1. BUSINESS

General
National Semiconductor Corporation, including its subsidiaries, ("National" or the "Company") designs, develops, manufactures and markets a broad line of analog intensive, mixed signal and other integrated circuits for applications in the communications, personal systems and industrial market place. National was incorporated under the laws of the state of Delaware in 1959.

      During fiscal years 1995 and 1994, the Company substantially completed its manufacturing consolidation and reduction in cost structure in accordance with the restructuring plan announced in fiscal 1992. In the past two years, these actions included the closure of a wafer fabrication module in its Salt Lake City, Utah facility, closure of a wafer fabrication line in Santa Clara, California, consolidation of its Dynacraft, Inc. ("DCI") business which resulted in the elimination of a manufacturing facility in Milpitas, California and other reductions in personnel and related infrastructure at its Santa Clara facility.
      The Company has initiated significant recapitalization of facilities, machinery and equipment over the past three years. Capital investments over the past three years, inclusive of fiscal year 1995, total $984.6 million. These investments, in conjunction with sizable research and development investments, are required for the introduction of leading edge products into the Company's chosen markets.

      During fiscal 1995, the Company acquired Comlinear, Inc., a producer of analog products based in Fort Collins, Colorado. While the results of the acquisition are immaterial to the Company's overall financial position and results of operations, the acquisition adds to the Company's analog products portfolio and brings new design core competencies into the Company.
      Also during fiscal 1995, the Company entered into a joint venture with a partner in Shanghai, Peoples' Republic of China ("PRC"). The joint venture, which is majority owned by National, will produce integrated circuit boards using various National products for consumption by telecommunications and other enterprises within the PRC. The joint venture is not material to the Company's overall financial position and results of operations.
      The Company operates in one industry segment. The information with respect to sales and identifiable assets for National's geographic segments appearing on page 44-45 of the Company's 1995 Annual Report to Shareholders under the caption "Industry and Geographic Segment Information" is incorporated herein by reference.

Products
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
      National manufactures a broad variety of analog intensive, mixed signal and digital products. National's products are used in numerous commercial applications, including personal systems, telecommunications and communications products, data processing, automotive, local and wide area networking and other industrial applications as well as some consumer applications.

      The Company is a leading supplier of analog and mixed signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as Ethernet
Local Area Networks ("LAN") and automotive. While no precise industry standard for analog and mixed signal exists, the Company considers products which process analog information, converts analog to digital or converts digital to analog as analog and mixed signal. Analog and mixed signal products include amplifiers and regulators, power monitors and line drivers, products optimized for audio, video, automotive or display applications, data acquisition and mass storage products. Other Company products with significant digital to analog or analog to digital capacity include Local Area Network, wireless networking and wireless communications, and personal systems and personal communications products such as its office automation and Super I/O offerings. Analog and mixed signal business units accounted for 56% of Company revenue in 1995 and their revenues have been increasing over the past few years as a percentage of total Company revenue.
      The Company also sells bipolar and complimentary metal oxide silicon ("CMOS") logic and memory products. These products are largely older, more mature offerings serving broad markets in data processing, switching equipment and personal computing. The Company's bipolar and CMOS products include many of the mature logic families such as Advanced Schottky ("AS") and Advanced Low Power Schottky ("ALS"), High
Performance CMOS ("HCMOS") as well as lower density Electronically Erasable Programmable Read Only Memory ("EEPROM") and Erasable Read Only Memory ("EPROM") products. The Company is limiting its investment in mature products to opportunities which complement its analog and mixed signal product focus. Bipolar and CMOS products accounted for 22% of 1995 revenues, down from the previous year and declining as a percentage of total Company revenue over the past several years.
      The Company's other product offerings include discretes, its 100% owned DCI plating and stamping operation, and various other products such as low density microcontrollers and customized integrated circuits.
These products accounted for 22% of sales in 1995 and revenues have been essentially flat as a percentage of total revenue for several years.
      Corporate Structure and Organization. For the last three fiscal years, the Company's operating divisions were divided into two groups: the Standards Products Group ("SPG") and the Communications and
Computing Group ("CCG"). SPG served primarily horizontal markets and CCG served primarily vertical markets. At the start of fiscal 1996, the Company was further decentralized by eliminating the group structure, leaving seven main operating divisions, described as follows:
      Analog and Mixed Signal Divisions. National continues to be a leader in analog products and technology, which has been one of the Company's core competencies since its inception. Analog devices control continuously variable functions (such as light, color, sound, and power) and are used in automotive, telecommunications, audio/video and many industrial applications. The Company's analog products include high performance operational amplifiers, power management circuits, data acquisition circuits and voltage regulators. National provides a variety of analog products including standard products, application specific products and full custom products, as well as advanced mixed analog digital solutions. The Company's mixed signal products include circuits for video monitors and consumer audio products, real time clocks, automotive, custom linear ASIC ("CLASIC"), and peripheral drivers. The Company's discrete products are comprised primarily of transistors and diodes which are used as control and actuating devices in a broad range of electronic systems.
      Data Management Division. This Division's products incorporate bipolar, CMOS and BiCMOS technologies for high-performance applications such as switching and data manipulation. These applications are used in a variety of communications applications and computationally intensive applications such as workstations and computers, where the Company's FACT, FAST, BCT and 100K ECL product families are industry standards.
      Embedded Technologies Division. The Company's Embedded Technology Division consists of 4-, 8-, 16-, and 32-bit microcontrollers and memory products in the form of electronically programmable read only memories ("EPROM") and electronically erasable read only memories ("EEPROM").
The division addresses markets which combine basic computational or logic algorithms with specific memory storage on chips. National's higher end, more complex microcontrollers have been optimized for laser printers, high speed facsimile machines, scanners, and other imaging applications. Memory configurations of varying densities are also sold into markets for temporary or permanent data storage such as personal computers and workstations.
      Local Area Networks Division. The worldwide market for Ethernet LAN products has experienced significant growth in the last several years. LANs enable individual computer users within close proximity to share data as a work group. National is one of the world's leading suppliers of LAN Ethernet controller chip sets, which are currently the dominant protocol for LANs. National's LAN family includes a number of sophisticated control functions for networking over standard twisted-pair telephone wiring such as the Systems Oriented Network Interface Controller ("SONIC-T"), the AT/LANTIC single chip network controller for personal computers, and the Repeater Interface Controller ("RIC") for use with hubs. Through an alliance with Novell, Inc., the Company also markets its own line of Ethernet adapter cards under its Info Mover trademark. The LAN Division is also developing products in wireless networking which operate independent of twisted-pair or coaxial cabling.
      Wide Area Networks Division. The Wide Area Networks ("WAN") Division offers products which allow customers to transmit large amounts of data at high speed from one location to another anywhere in the world. The WAN Division also includes wireless communication products and high performance Application Specific Integrated Circuit ("ASIC") products. The Company currently supplies numerous solutions that enable existing telecommunications equipment as well as next generation SONET/ATM transmission equipment.
      Personal Systems Division. The Personal Systems Division develops products for the personal computer and workstation market. The Company does not attempt to compete with the host microprocessor, but instead designs and develops peripheral products which work in tandem with the host microprocessor in either the personal computer or workstation. For example, National offers a family of input/output devices which consolidate many dependent functions on the motherboard. The Division also markets mass storage products found in high performance disk drives such as read write amplifiers, pulse detectors, data synchronizers, encoder/decoder circuits and a family of motor speed and head positioning control devices.
      In addition to the seven product line divisions, National's wholly owned subsidiary, DCI, produces semiconductor packaging materials such as low and high pincount leadframes, advanced packaging materials and tools for both internal consumption and for sale to other semiconductor manufacturers throughout the world.
      Aside from the operating divisions, the Company's corporate structure also includes the International Business Group ("IBG") and the Corporate Technology Group ("CTG"), both providing corporate functions in support of the Company's global customers and technology strategies. The IBG is organized around the four major regions of the world in which the Company operates: the Americas, Europe, Japan and Asia and is comprised of the Company's worldwide sales and marketing organization.

CTG is the central research arm of the Company, providing pure research, process development and initial product prototyping necessary for many of the Company's core production processes and leading edge products. The CTG also leads in the selection and implementation of integrated Computer Aided Design ("CAD") tools which design, layout, simulate and test the logical and physical representation of new products before they are actually produced.

Marketing and Sales
The Company markets its products throughout the world to original equipment manufacturers ("OEMs") and distributors. Major OEMs include IBM, Hewlett Packard, Compaq, Ford, and General Motors as well as NEC, Fujitsu, Goldstar, Siemens, L.M. Ericsson and others. In addition to its direct sales force, National uses distributors in all four of its business regions and has recently initiated a manufacturers representation ("rep") program in the United States.
       The Company has established cross regional marketing groups responsible for customers operating in multiple regions. In addition, the Company's focus on analog intensive and mixed signal markets has led to the introduction of strategic market segment teams who identify emerging trends and opportunities in these two broad categories, as well as others.
      Customer support is handled by comprehensive, state of the art central facilities in the United States and Europe. These Customer Support Centers ("CSC") provide rapid turnaround on product pricing and availability, technical support for customers questions, order entry and scheduling. A third CSC is planned for Singapore in early fiscal 1996 to support the Asia region.
      National augments its sales effort with application engineers based in the field. These engineers are specialists in National's complex product portfolio and work with customers to design National parts for their systems. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
      In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products, and under specific conditions repurchases products that are unsold, slow moving or have been discontinued by the Company.

Customers
National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1995.

Backlog
Semiconductor backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements calling for the sale of specific quantities at specific prices which are contractually subject to price or quantity revisions are, as a matter of industry practice, rarely formally enforced. For these reasons, National does not believe that the amount of backlog at any particular date is meaningful.

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the Company's fourth quarter.

Manufacturing
The design of semiconductor products is based upon customer requirements and general market trends and needs. These designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metalization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.
      The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in four facilities in the United States and in a facility in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. National also utilizes manufacturing capacity of a minority owned joint venture which operates the Company's former facility in Israel, and the Company recently established a small, majority owned joint venture in Shanghai, PRC, for the manufacture of boards using National produced integrated circuits.
      National's wafer manufacturing processes span Bipolar, Metal Oxide Silicon ("MOS"), Complementary Metal Oxide Silicon ("CMOS") and Bipolar Complementary Metal Oxide Silicon ("BiCMOS") technologies. As products decrease in size and increase in functionality, National's wafer fabrication facilities are now required in many cases to be able to manufacture integrated circuits with sub-micron circuit pattern widths. Precision manufacturing in wafer fabrication has carried over to assembly and test where advanced packaging technology and comprehensive test operations are required for more and more powerful integrated circuits.
      Wafer fabrication processes have been adapted for mixed signal applications. National also has optimized its CMOS process for nonvolatile memories, both ultraviolet and electrically erasable. There are a number of Bipolar processes supporting the Company's standard products. Of particular importance are several groups of processes that are optimal for manufacturing the Company's analog products.

Raw Materials
National's manufacturing processes make use of certain key raw materials critical to its products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. The Company also is increasingly relying on subcontractors to supply finished or semi-finished products which the Company markets through its sales channels. Both raw materials and semi-finished or finished products are obtained from various sources, although the number of sources for any particular material or product is relatively limited. Although the Company feels its current supply of essential materials is adequate, shortages from time to time have occurred and could occur again. Significant increases in demand, rapid product mix changes or natural disaster all could affect the Company's ability to procure materials or goods.

Research and Development
National's research and development ("R&D") consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. At the corporate level, CTG performs pure research functions. Much of the process development is also defined and developed by CTG. The Company envisions that its process capability will be prototyped in corporate R&D facilities but more and more of the actual process development and product design will be done by the operating divisions. R&D expenses were $283.1 million in 1995 and $257.8 million in 1994, with both years experiencing increases in R&D in the Company's core Analog and Mixed Signal products.

Patents
National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The Company licenses certain of its patents to other manufacturers and participates in a number of cross licensing arrangements with other parties. In addition, the Company is currently involved in a program to further capitalize on its intellectual property assets through licensing of its intellectual property; the amount of income from the licensing program has varied in the past and the amount and timing of future income from this program cannot be forecast with certainty.

Employees
At May 28, 1995, National employed approximately 22,400 people of whom approximately 7,900 were employed in the United States, 2,500 in Europe, 11,500 in Southeast Asia and 500 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be favorable.

Competition and Risks

The Semiconductor Industry
The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and powerful products. The result is a cyclical economic environment generally characterized by short product life cycles, rapid selling price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required for development and manufacture of products and processes. The Company may experience periodic fluctuations in its operating results because of industry wide conditions. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business may be only part of their overall operations, such as Motorola, Inc., Philips Electronics, NV, and Texas Instruments Incorporated. National also competes with a large number of companies that target particular markets such as Linear Technology Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc., SGS-Thompson Microelectronics SA and Cirrus Logic, Inc. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets.

International Operations
National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control. These factors include fluctuations in foreign currency rates, instability of foreign economy or its emerging infrastructure to support demanding manufacturing requirements, government changes, and U.S. and foreign laws and policies affecting trade and investment. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, the Company has been impacted in the past by one or more of these factors and could be impacted in the future by such factors. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had, nor will have, a material effect upon the Company's capital expenditures, earnings, competitive or financial position. (Also see Item 3, Legal Proceedings.)

ITEM 2.  PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. Several other sites in the United States have major concentrations of wafer fabrication and research and development capability, including the Company's plants in Salt Lake City, Utah, South Portland, Maine, and Arlington, Texas. The Company also operates smaller facilities in Murrysville, Pennsylvania and Fort Collins, Colorado, among others.
      The Company conducts significant manufacturing offshore. One of National's largest wafer fabrication facility exists in Greenock, Scotland. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Penang and Malacca, Malaysia, Cebu, the Philippines, and Singapore. A small manufacturing facility, majority owned by National, was established in January 1995, in Shanghai, Peoples' Republic of China. The regional headquarters for National's International Business Group are located in Santa Clara, California, Munich, Germany, Tokyo, Japan and Kowloon, Hong Kong. National maintains local sales offices in various locations and countries throughout its four business regions. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices.
      During fiscal 1995, the Company repurchased its manufacturing facility in Arlington, Texas and its research and development facility in Santa Clara, California, which were part of sales and subsequent operating leaseback transactions entered into prior to 1990. The Company continues to increase its property and plant expenditures in addition to the aforementioned purchases. Wafer fabrication capacity utilization approached 90% for most of 1995 and the Company continues to invest substantial sums in modernization and expansion of its facilities. The Company feels its current plant, property and leased facilities are well maintained.


ITEM 3.  LEGAL PROCEEDINGS

      In July 1983, the United States Internal Revenue Service ("IRS") issued an examination report for the fiscal years ended 1978 and 1979. The Company filed a protest with the appeals office of the IRS in September 1983. The IRS issued a Notice of Deficiency for these years in December 1988 seeking additional taxes of approximately $24 million (exclusive of interest). The issues giving rise to the proposed adjustments related primarily to intercompany product transfer prices and the application of Subpart F provisions of the United States Internal Revenue Code. The Company filed a petition with the United States Tax Court contesting the Notice of Deficiency in March 1989. The IRS' subsequent examination of the Company's United States tax returns for fiscal years 1980 through 1982 resulted in a Notice of Deficiency issued in January 1990 seeking additional taxes of approximately $52 million (exclusive of interest) for the fiscal years ended 1976, 1977, 1980, 1981 and 1982. The issues giving rise to the proposed adjustments for the earlier years related primarily to reductions in the available net operating loss carrybacks and, for the later years, to intercompany product transfer prices, full absorption inventory costing, deductibility of certain reserves and spare parts depreciation. The Company filed a petition with the United States Tax Court contesting this Notice of Deficiency in April 1990. By order dated August 8, 1991, the Tax Court granted the Company's and the IRS' motion to consolidate the two cases for trial. Prior to trial, which was held during February 1993, the Company and the IRS reached a settlement on all disputed issues except for the issue of intercompany product transfer prices; this settlement reduced the total of the additional taxes being sought to approximately $52 million (exclusive of interest). An opinion was issued by the Tax Court on May 2, 1994. The opinion found that adjustments to income of $40.6 million were due, which the Company estimates, after giving effect to loss and credit carrybacks, will result in a tax deficiency of approximately $5 million plus associated interest of between $35 million and $45 million. The IRS filed a motion for reconsideration of the opinion on June 3, 1994, seeking an additional $31 million in income adjustments. The motion was denied by the Court on June 10, 1994. The Company and the IRS have reached agreement on the allocation of the additional income, and this agreement was then presented to the Court. A final decision implementing the opinion was entered by the Tax Court on June 6, 1995 and is subject to appeal within 90 days by either the Company or the IRS. It is not known if an appeal will follow at this time. With respect to the IRS' examination of tax returns for other fiscal years, the Company and the IRS settled in January 1994 all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing, without the payment of additional federal tax. This result is affected by certain net operating loss carryovers and credits, which will not be determined until the Tax Court litigation is completed. In April 1995, the IRS issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). The issues giving rise to this set of proposed adjustments relate primarily to the Company's former Israeli operation and the purchase price paid for Fairchild Semiconductor Corporation.
The Company intends to file a protest with the appeals office of the IRS contesting the Notice of Deficiency. The Company expects the IRS to begin examination of the Company's tax returns for fiscal years 1990 through 1993 shortly. The Company believes that adequate tax payments have been made or accrued for all years and that the Tax Court opinion will not have a material adverse effect on the Company's financial position.
      On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million; the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company is continuing to contest the Penalty Notice in proceedings at the administrative agency level. The Company believes that resolution of this matter will not have a material impact on the Company's financial position.
      A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991, which assessment has been subsequently reduced to $2.1 million. The Company is waiting for the State Board of Equalization to approve the assessment. The Company believes adequate provisions have been recorded and that its potential liability, if any, in excess of amounts already accrued will not have a material adverse effect upon its financial position.
      On December 2, 1992, Hughes Aircraft Company ("Hughes") filed an action in the U.S. District Court for the Eastern Division of the Northern District of Illinois alleging the Company had infringed U.S. Patents Nos. 3,472,712; 3,507,709; and 3,615,934 and seeking unspecified amounts of damages and costs. The Company was served with the suit on January 7, 1993. The Company countersued Hughes' parent company, General Motors ("GM") and Hughes in the same action alleging infringement of U.S. Patents Nos. 3,901,735; 4,325,984; and 4,599,634.
The case was transferred to the U.S. District Court for the Northern District of California. The Company also filed an action in California State Court seeking declaratory relief and alleging breach of contract by Hughes and GM in connection with a prior patent cross license agreement entered into between GM and Fairchild Camera and Instruments Corporation (subsequently renamed Fairchild Semiconductor Corporation and purchased by the Company in October 1987). In September 1994, the parties agreed to resolve the dispute in its entirety in a binding minitrial procedure structured to handle the primary disputed issue; as part of the agreement, the Company dismissed with prejudice the related California State Court action. In December 1994, the minitrial was conducted before a judge selected by the parties on the single issue of whether claim 2 of the U.S. Patent No. 3,472,712 owned by Hughes was infringed by one of the Company's semiconductor fabrication processes. For purposes of the minitrial, the patent was presumed valid and the parties agreed in advance to the amounts of damages that would be paid by the Company which amount was not disclosed to the judge until after the judge had issued his findings. The judge found for Hughes on the single issue presented in the minitrial and pursuant to prior agreement of the parties, the Company paid to Hughes the sum of $10 million and the Federal Court action was dismissed with prejudice. The dismissal constituted a full settlement and release of all claims for past infringement of the patents in issue. In addition, the Company granted Hughes and GM licenses under its patents at issue; no such license was granted by Hughes back to the Company because the Hughes patents at issue had expired.
      By letter dated January 6, 1994, the Company was notified by the California Department of Toxic Substances Control ("DTSC") of a Report of Violation ("ROV") listing 39 violations arising out of inspections of certain facilities and operations of the Company and its wholly owned subsidiary, Dynacraft, Inc. ("DCI") located in Santa Clara, California and the DTSC's further review of information obtained during the inspections. The deficiencies cited can be described as violations of various provisions of the California Health and Safety Code and the California Code of Regulations relating to the record keeping for and the handling, treatment, storage, and disposal of hazardous products and wastes. The Company worked with DTSC to correct the deficiencies noted in the ROV and signed a Stipulation and Order with the DTSC on June 16, 1995 whereby the Company agreed to pay a fine of $490,000. The Company believes adequate provisions have been recorded and that its potential liability, if any, in excess of amounts already accrued will not have a material adverse effect upon its financial position.
      On June 18, 1991, the U.S. Environmental Protection Agency ("EPA") issued a Finding of Violation and Order to the Company and DCI relating to the alleged failure of the Company and DCI to comply with the federal categorical pretreatment standards arising from the city of San Jose, California's pretreatment program. The Order requires the Company and DCI to comply with all Federal categorical pretreatment standards and to take further actions to maintain permanent compliance. Since 1992, the Company and DCI have worked with the U.S. Department of Justice ("DOJ") and the EPA to settle this matter. A Consent Decree was entered by the U.S. District Court, Northern District of California on March 30, 1995. Under the terms of the Consent Decree, National and DCI agreed to pay a civil penalty in the amount of $50,000 and perform three Supplemental Environmental Projects ("SEPs"), the costs of which are estimated at

$445,000. The $50,000 civil penalty has been paid. In the event the Company and DCI do not perform any or all of the SEPs within two years of March 30, 1995, stipulated penalties in the amounts of $62,517, $55,303, and/or $96,180 (the respective amounts for each of the SEPs) must be paid to the EPA.
      The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the EPA. The Company has agreed in principle with the RWQCB to a site remediation plan. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                 EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                    Current Title                              Age *
- ----                    -------------                              -----

Gilbert F. Amelio (1)   Chairman of the Board,
                        President and Chief Executive Officer         52

Richard M. Beyer (2)    Executive Vice President and
                        Chief Operating Officer                       46

Patrick J. Brockett (3) President, International Business Group       47

Charles P. Carinalli (4)Senior Vice President and                     47
                        Chief Technical Officer

John M. Clark III (5)   Senior Vice President, General Counsel        45
                        and Secretary

Donald Macleod (6)      Executive Vice President, Finance and         46
                        Chief Financial Officer

Kirk P. Pond (7)        Executive Vice President and                  50
                        Chief Operating Officer

George M. Scalise (8)   Executive Vice President and                  61
                        Chief Administrative Officer

* as of July 1, 1995

Business Experience During Last Five Years
- ------------------------------------------

(1) Mr. Amelio has been President, Chief Executive Officer, and a Director of the Company since joining the Company in February 1991. He was named Chairman of the Board in July 1995. Prior to joining the Company, Mr. Amelio was President of Rockwell Communications Systems and had previously served as President of Rockwell International Corporation's Semiconductor Products Division.

(2) Mr. Beyer joined the Company in February 1993 and served as President of the Communications and Computing Group until being named Executive Vice President and Chief Operating Officer in June 1995. Prior to joining the Company, Mr. Beyer was Vice President and General Manager of the Switching Systems Division of Rockwell International Corporation.

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

(6) Mr. Macleod joined the Company in February 1978. Prior to becoming Executive Vice President, Finance and Chief Financial Officer in June 1995, he had held positions as Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

(7) Mr. Pond joined the Company as an employee of Fairchild Semiconductor Corporation ("Fairchild") when Fairchild was acquired by the Company in October 1987. Prior to becoming Executive Vice President and Chief Operating Officer in June 1994, he held positions as Co-President, Standard Products Group and Vice President, Digital Logic Division.

(8) Mr. Scalise joined the Company in August 1991. Prior to becoming Executive Vice President and Chief Administrative Officer in June 1995, he held the positions as Senior Vice President and Chief Administrative Officer and Senior Vice President, Planning and Development. Prior to joining the Company, Mr. Scalise served as Senior Vice President of Advanced Micro Devices, Inc. until July 1987 and as President and Chief Executive Officer of Maxtor Corporation from July 1987 to January 1991. From January 1991 until August 1991, Mr. Scalise was a private investor, and Chairman and Chief Executive Officer of Advantage Production Technology Corporation.

      Executive officers serve at the pleasure of the Company's Board of Directors. There is no family relationship among any of the Company's directors and executive officers.

                                PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED  STOCKHOLDER
        MATTERS

See information appearing on pages 37-38, 40-41, 46, and 51 under the captions "Debt Financing", "Shareholders' Equity", "Financial Information by Quarter (Unaudited)" and "Common Stock Data" of the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 14, 1995 was $30.375. At July 14, 1995, the number of record holders of the Company's common stock was 12,986.

ITEM 6.    SELECTED FINANCIAL DATA

See "Five-Year Selected Financial Data" on page 23 of the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 24 through 27 of the registrant's 1995 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of Part IV of this report are incorporated herein by reference.
      The "Financial Information by Quarter (Unaudited)," appearing on page 46 of the registrant's 1995 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

                                PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in the registrant's Proxy Statement for the 1995 annual meeting of shareholders to be held on or about September 29, 1995 and which will be filed in definitive form pursuant to Regulation 14a on or about August 20, 1995 (hereinafter "1995 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in
Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11.    EXECUTIVE COMPENSATION

The information appearing under the caption "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1995 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1995 Proxy Statement is incorporated herein by reference.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements
- ---------------------------
The following items appearing in the 1995 Annual Report to Shareholders are incorporated by reference into Part II of this report:

                                                   Pages in 1995 Annual
                                                  Report to Shareholders
                                                  ----------------------

Consolidated Balance Sheets at May 28, 1995                    28
and May 29, 1994.

Consolidated Statements of Operations for each                 29
of the years in the three-year period ended
May 28, 1995.

Consolidated Statements of Shareholders' Equity                30
for each of the years in the three-year period ended May 28, 1995.

Consolidated Statements of Cash Flows for each                 31
of the years in the three-year period ended
May 28, 1995.

Notes to Consolidated Financial Statements.                   32-46

Independent Auditors' Report.                                  47


                                                            Pages in
(a)2.  Financial Statement Schedule                       this document
- ------------------------------------                      -------------

For the three years ended May 28, 1995:

Independent Auditors' Report                                       17
Schedule II  --  Valuation and Qualifying Accounts                 18

      All other schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.
      Separate financial statements of the registrant are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest or indebtedness to any person other than the registrant in an amount which exceeds five percent of the total assets as shown by the most recent year end consolidated balance sheet filed herein.

(a)3.  Exhibits
- ---------------
      The exhibits listed in the accompanying Index to Exhibits on pages 20 and 21 of this report are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K
- ------------------------
      No reports on Form 8-K were filed during the fiscal quarter ended May 28, 1995.

                      INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation:


Under date of June 7, 1995, we reported on the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 28, 1995, and May 29, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 28, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the May 28, 1995 annual report on Form 10-K of National Semiconductor Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                  KPMG PEAT MARWICK LLP



San Jose, California
June 7, 1995

                   NATIONAL SEMICONDUCTOR CORPORATION

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

         Years Ended May 30, 1993, May 29, 1994, and May 28,1995
                           (in millions)

                                         Deducted from receivables
                                     in the consolidated balance sheets

                                    Doubtful      Returns and
Description                         Accounts       Allowances      Total
- -----------                         --------      -----------      -----
Year ended May 30, 1993
- -----------------------
Balance at beginning of period      $    3.5        $   35.7   $   39.2
Additions charged against revenue         -            222.9      222.9
Additions charged to costs and expenses  0.1            -           0.1
Deductions                              (0.1)(1)      (229.1)    (229.2)
                                    --------         --------  --------
Balance at end of period            $    3.5        $   29.5   $   33.0
                                    ========         ========  ========

Year ended May 29, 1994
- -----------------------
Balance at beginning of period       $   3.5        $   29.5   $   33.0
Additions charged against revenue         -            193.2      193.2
Deductions                              (0.5)(1)      (191.9)    (192.4)
                                     -------          -------  --------
Balance at end of period             $   3.0        $   30.8   $   33.8
                                     =======          =======  ========

Year ended May 28, 1995
- -----------------------
Balance at beginning of period       $   3.0        $   30.8   $   33.8
Additions charged against revenue         -            214.1      214.1
Deductions                              (0.6)(1)      (213.6)    (214.2)
                                     -------       ---------   --------
Balance at end of period             $   2.4        $   31.3   $   33.7
                                    ========       =========   ========

________________________________________________


(1)     Doubtful accounts written off, less recoveries.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL SEMICONDUCTOR CORPORATION

Date: July 27, 1995                        By:  /S/  GILBERT F. AMELIO
                                                 ----------------------
                                                      Gilbert F. Amelio
                                       Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 27th day of July 1995.

Signature                               Title


/S/  GILBERT F. AMELIO          Chairman of the Board, President
       Gilbert F. Amelio        and Chief Executive Officer
                                (Principal Executive Officer)

/S/  DONALD MACLEOD*            Executive Vice President, Finance
       Donald Macleod           and Chief Financial Officer
                                (Principal Financial Officer)

/S/  ROBERT B. MAHONEY*         Vice President and Controller
       Robert B. Mahoney        (Principal Accounting Officer)

/S/  GARY P. ARNOLD*            Director
       Gary P. Arnold

/S/  ROBERT BESHAR*             Director
       Robert Beshar

/S/  MODESTO A. MAIDIQUE*       Director
       Modesto A. Maidique

                                Director
       Edward R. McCracken

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

/S/  DONALD E. WEEDEN*          Director
       Donald E. Weeden

*By         /S/  GILBERT F. AMELIO
            Gilbert F. Amelio, Attorney-in-fact

                    CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-48941, 33-54931, 33-55699, 33-55703, and 33-
55715 on Form S-8 of National Semiconductor Corporation and subsidiaries of our report dated June 7, 1995, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 28, 1995, and May 29, 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 28, 1995, which report appears on page 47 of the 1995 National Semiconductor Corporation Annual Report to Shareholders ("National Annual Report") and is incorporated by reference in the May 28, 1995 annual report on Form 10-K of National Semiconductor Corporation and our report dated June 7, 1995, on the related financial statement schedule which appears on page 21 of the May 28, 1995 annual report on Form 10-K. Our report which appears in the National Annual Report refers to a change in accounting for certain costs in inventory.



                                           KPMG PEAT MARWICK LLP


San Jose, California
July 27, 1995

                           INDEX TO EXHIBITS
                             Item 14(a) (3)
The following documents are filed as part of this report:
1.      Financial Statements: reference is made to the Financial
Statements described under Part IV, Item 14(a) (1).
2.      Other Exhibits:

Designation    Description of Exhibit
- -----------    ----------------------
      3.1 Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Powers, Designations, Preferences and Rights designating the $32.50 Convertible Preferred Stock (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994). Certificate of Amendment of Certificate of Incorporation dated September 30, 1994.

      3.2     By-Laws of the Company

      4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5,
1992).

      4.2 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988).

      4.3     Deposit Agreement and Form of Depositary Receipt
(incorporated by reference from the Exhibits to the Company's
Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994).

      10.1     Management Contract or Compensatory Plan or Arrangement:
License Agreement with Wave Systems Corporation (incorporated by reference from the Exhibits to the Company's 10-Q filed March 18,1994).

      10.2    Management Contract or Compensatory Plan or Arrangement:
Key Employee Incentive Plan (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994). 1995 Key Employee Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994). 1995 Key Employee Incentive Plan Agreement as amended through January 12, 1995 (incorporated by reference from the Exhibits to the Company's 10-Q filed March 17, 1995.)

      10.3    Management Contract or Compensatory Plan or Arrangement:
Executive Officer Incentive Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 30, 1994 filed on August 10,
1994). 1995 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994). 1996 Executive Officer Incentive Plan Agreement.

      10.4    Management Contract or Compensatory Plan or Arrangement:
Stock Option Plan, as amended through January 19, 1995 (incorporated by reference from the Exhibits to the Company's 10-Q filed March 17, 1995).

      10.5    Management Contract or Compensatory Plan or Arrangement:
Benefit Restoration Plan (incorporated by reference from the Exhibits to the Company's 10-Q filed December 14, 1994).

      10.6    Management Contract or Compensatory Plan or Arrangement:
Promissory Note and Agreement with Peter J. Sprague (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22,
1991). Amendment Letter dated November 30, 1993 (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994). Agreement with Peter J. Sprague dated May 17, 1995. Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995.

      10.7    Management Contract or Compensatory Plan or Arrangement:
Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22, 1991). 1992 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992). 1993 Extension of Airplane Use Letter Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-K filed August 9, 1993). Airplane Use Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-Q filed March 18, 1994). Amendment No. 1 to Airplane Use Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-Q filed December 14, 1994).

      10.8    Management Contract or Compensatory Plan or Arrangement:
Loan Agreement with Gilbert F. Amelio (incorporated by reference from the Exhibits to the Company's 10-K filed August 24, 1992).

      10.9    Management Contract or Compensatory Plan or Arrangement:
Director Stock Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-54931 which became effective August 5, 1994).

      10.10   Management Contract or Compensatory Plan or Arrangement:
Performance Award Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on form S-8 Registration No. 33-55699 which became effective September 30,1994).

      10.11   Management Contract or Compensatory Plan or Arrangement:
Consulting Agreement with Harry H. Wetzel (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994).

      10.12   Management Contract or Compensatory Plan or Arrangement:
Preferred Life Insurance Program (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994).

      10.13   Management Contract or Compensatory Plan or Arrangement:
Retired Officers and Directors Health Plan.

      11.0 Computation of Earnings (Loss) per share assuming full dilution.

      13.0 Portions of the Annual Report to Shareholders for the fiscal year ended May 28, 1995 (to be deemed filed only to the extent required by the instructions to Exhibits for reports on Form 10-K).

      21.0    List of Subsidiaries.

      23.0    Consent of Independent Auditors (included in Part IV).

      24.0    Power of Attorney.