Form 10-K/A
period 1994-05-28
NATIONAL SEMICONDUCTOR CORP
filed 1995-07-31
CIK 70530

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549
                            Amendment No.1 to
                               FORM 10-K

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

                                    NATIONAL SEMICONDUCTOR CORPORATION

Date: July 28, 1995                        By:  /S/  GILBERT F. AMELIO
                                                 ----------------------
                                                      Gilbert F. Amelio
                                       Chairman of the Board, President
                                            and Chief Executive Officer

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

      10.4    Management Contract or Compensatory Plan or Arrangement:
Stock Option Plan, as amended through January 9, 1995 (incorporated by reference from the Exhibits to the Company's 10-Q filed March 17, 1995).

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

      10.10   Management Contract or Compensatory Plan or Arrangement:
Performance Award Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on form S-8 Registration No. 33-55699 which became effective September 30, 1994).

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