Form 10-Q
period 1995-08-27
NATIONAL SEMICONDUCTOR CORP
filed 1995-09-21
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 27, 1995

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 1-6453

                 NATIONAL SEMICONDUCTOR CORPORATION
                 ----------------------------------
          (Exact name of registrant as specified in its charter)

                 DELAWARE                         95-2095071
                 --------                         ----------
        (State of incorporation) (I.R.S. Employer Identification Number)

                2900 Semiconductor Drive, P.O. Box 58090
                   Santa Clara, California  95052-8090
                   -----------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No   .
                                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at August 27,1995.
     -------------------               ------------------------------
Common stock, par value $0.50 per share            123,388,745

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months Ended
   August 27, 1995 and August 28, 1994                       3

Condensed Consolidated Balance Sheets (Unaudited)
  as of August 27, 1995 and May 28, 1995                     4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Three Months Ended
  August 27, 1995 and August 28, 1994                        5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                      8

Part II.  Other Information

Legal Proceedings                                           11

Exhibits and Reports on Form 8-K                            12

Signature                                                   13

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 27,   Aug. 28,
                                                  1995       1994
                                                 -------    -------
Net sales                                       $  698.8   $  553.8
Operating costs and expenses:
 Cost of sales                                     397.7      320.6
 Research and development                           84.9       65.9
 Selling, general and administrative               129.2      102.9
                                                  ------     ------
   Total operating costs and expenses              611.8      489.4
                                                  ------     ------
Operating income                                    87.0       64.4

Interest income, net                                 3.1        4.5
Other income, net                                    8.0        4.8
                                                  ------     ------
Income before income taxes                          98.1       73.7
Income taxes                                        24.6       14.7
                                                  ------     ------
Net income                                      $   73.5   $   59.0
                                                ========   ========

Earnings per share:
     Primary                                      $ 0.56     $ 0.44
     Fully dilutive                               $ 0.53     $ 0.42

Weighted average shares:
     Primary                                       127.4      129.1
     Fully dilutive                                139.6      141.5

Income used in primary earnings
  per share (reflecting preferred
  dividends)                                    $   70.7   $   56.2


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                 Aug. 27,   May 28,
                                                  1995       1995
ASSETS                                           -------    -------
Current assets:
  Cash and cash equivalents                     $  315.3   $  420.3
  Short-term marketable investments                 57.9       47.1
  Receivables, net                                 348.3      318.0
  Inventories                                      277.3      263.0
  Deferred tax assets                               79.3       77.4
  Other current assets                              81.5       52.5
                                                 -------    -------
     Total current assets                        1,159.6    1,178.3
Property, plant and equipment                    2,240.4    2,147.6
  Less accumulated depreciation                  1,219.8    1,185.2
                                                 -------    -------
  Net property, plant and equipment              1,020.6      962.4
Long-term marketable investments                    28.0       20.2
Other assets                                        75.3       74.8
                                                 -------    -------
Total assets                                    $2,283.5   $2,235.7
                                                ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                   $   25.0   $   23.6
  Accounts payable                                 208.2      272.0
  Accrued expenses                                 208.6      230.7
  Income taxes                                     175.6      159.6
                                                 -------    -------
     Total current liabilities                     617.4      685.9
Long-term debt                                     118.1       82.5
Deferred income taxes                               20.1       20.1
Other noncurrent liabilities                        41.7       40.5
                                                 -------    -------
   Total liabilities                               797.3      829.0
                                                 -------    -------
Commitments and contingencies

Shareholders' equity:
  Convertible Preferred Stock                        0.2        0.2
  Common stock                                      62.0       63.1
  Additional paid-in capital                       948.6      992.3
  Retained earnings                                464.6      393.9
  Unrealized gains on available-for-sale
    securities                                      24.4       17.1
  Treasury stock, at cost                          (13.6)     (59.9)
                                                 -------    -------
   Total shareholders' equity                    1,486.2    1,406.7
                                                 -------    -------
Total liabilities and shareholders' equity      $2,283.5   $2,235.7
                                                ========   ========
See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                  Three Months Ended
                                                  ------------------
                                                  Aug. 27,  Aug. 28,
                                                   1995      1994
                                                  -------   -------
Cash flows from operating activities:
Net income                                      $   73.5   $   59.0
Adjustments to reconcile net income
  with net cash (used by) provided by operations:
  Depreciation and amortization                     51.7       40.1
  Gain on sale of investments                       (5.2)        -
  Tax benefit associated with stock options          6.3         -
  Other, net                                         2.2        2.2
  Changes in certain assets and liabilities, net:
    Receivables                                    (30.3)      10.4
    Inventories                                    (14.3)     (11.9)
    Other current assets                           (29.0)      (0.3)
    Accounts payable and accrued expenses          (84.5)     (67.3)
    Current and deferred income taxes               14.7       (2.6)
    Other noncurrent liabilities                     1.2        5.0
                                                  ------      -----
Net cash (used by) provided by
  operating activities                             (13.7)      34.6
                                                  ------      -----
Cash flows from investing activities:
Purchases of property, plant and equipment        (110.0)     (54.7)
Proceeds from the sale and maturity of
   marketable investments                          145.2      270.8
Purchase of marketable investments                (156.2)    (265.2)
Proceeds from sale of investments                    7.8         -
Purchase of investments and other, net              (6.1)      (3.6)
                                                  ------      -----
Net cash used by investing activities             (119.3)     (52.7)
                                                  ------      -----
Cash flows from financing activities:
Proceeds from borrowings                            42.0         -
Repayment of debt                                   (5.0)      (8.9)
Issuance of common stock, net                       12.5        1.0
Purchase of treasury stock                         (18.7)     (16.7)
Payment of preferred dividends                      (2.8)      (2.8)
                                                  ------      -----
Net cash provided by (used by)
  financing activities                              28.0      (27.4)
                                                  ------      -----
Net change in cash and cash equivalents           (105.0)     (45.5)
Cash and cash equivalents at beginning of period   420.3      398.1
                                                  ------     ------
Cash and cash equivalents at end of period      $  315.3   $  352.6
                                                ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for fiscal year ended May 28, 1995.

     PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are recorded at cost. Effective May 29, 1995, the Company prospectively changed its method of accounting for depreciation from the 150 percent declining balance method to the straight-line method for machinery and equipment placed in service on or after that date. The change was adopted because it conforms with predominant industry practice and it is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful lives. The effect of the change was not material to the Company's consolidated financial statements for the first quarter of fiscal 1996. Assets placed in service prior to 1996 and assets other than machinery and equipment continue to be depreciated using prior years' depreciation methods consisting of both straight-line and declining balance methods over estimated useful lives, or in the case of property under capital lease, over the lesser of the estimated useful life or lease term.

Note 2.  Components of Inventories

The components of inventories were:
(in millions)                                    Aug. 27,   May 28,
                                                   1995      1995
                                                 -------    -------
Raw materials                                    $  35.1    $  33.9
Work in process                                    168.7      165.9
Finished goods                                      73.5       63.2
                                                   -----     ------
     Total inventories                           $ 277.3    $ 263.0
                                                 =======    =======
Note 3.  Other income, net

The Company reclassified certain non-operating items that were previously reported as selling, general and administrative expenses as other income, net. The reclassifications had no impact on previously reported net income.

Components of other income, net, were:
(in millions)                                    Aug. 27,   Aug. 28,
                                                  1995       1994
                                                 -------    -------
Net intellectual property income                 $   2.8    $   4.8
Gain on sale of investments, net                     5.2         -
                                                 -------    -------
     Total other income, net                     $   8.0    $   4.8
                                                 =======    =======

Note 4.  Statement of cash flow information
(in millions)
                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 27,   Aug. 28,
                                                  1995       1994
                                                 --------   --------
Supplemental disclosure of cash flow
  information:
  ------------
Cash paid for:
    Interest                                     $   2.9    $   1.2
    Interest on tax settlements                     11.3         -
    Income taxes                                     4.1       16.5

Supplemental schedule of non-cash investing
  and financing activities:
  -------------------------
  Issuance of stock for employee benefit plans   $   4.3    $   4.0
  Tax benefit for employee stock option plans        6.3         -
  Treasury stock purchases included in
    accrued liabilities                              2.9         -
  Unrealized gain (loss) on available-for-sale
    securities                                       7.3       (0.1)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales    Net sales of $698.8 million for the first quarter of fiscal
1996 increased 26.2 percent over net sales for the first quarter of fiscal 1995, led by a 35 percent increase in sales for analog and mixed signal products. Analog and mixed signal product sales grew to 59.4 percent of net sales during the quarter, compared to 55.5 percent for the comparable fiscal 1995 quarter, consistent with the Company's focus toward analog and mixed signal revenue growth. While sales increased overall by 15.0 percent for bipolar and CMOS logic and memory products for the first quarter of fiscal 1996 over the comparable quarter of fiscal 1995, their percentage share of sales decreased to 20.8 percent from 22.8 percent. Sales of the remaining product lines represented
19.8 percent of sales for the first quarter of fiscal 1996, a decrease from 21.7 percent for the comparable quarter of fiscal 1995.


Gross Margin   Gross margin rose to 43.1 percent of sales in the first
quarter of fiscal 1996 compared to 42.1 percent for the comparable quarter of fiscal 1995. The improvement in the current quarter reflects the continued shift in the product portfolio towards higher margin analog and mixed signal products, which have had gross margins in excess of 50 percent for both the first quarter of fiscal 1996 as well as fiscal 1995.


Research and Development    Research and development ("R&D") expenses
increased overall by 28.8 percent for the first quarter of fiscal 1996 over the comparable quarter of fiscal 1995 and as a percent of sales increased to 12.1 percent from 11.9 percent, respectively. The increase was attributable to increased spending in computer aided design and new product development.


Selling, General, and Administrative   Selling, general, and
administrative ("SG&A") expenses remained relatively consistent as a percentage of sales at 18.5 percent for the first quarter of fiscal 1996 compared to 18.6 percent for the comparable quarter of fiscal 1995. The overall increase in SG&A expenses year to year of 25.6 percent was attributable to increases in sales support costs and marketing activities proportional to increased sales and increases in contributions to employee compensation and benefit plans, including the employee retirement and savings program, reflecting the Company's increased profitability.


Interest Income and Interest Expense     Interest income increased to
$5.7 million for the first quarter of fiscal 1996, a 9.6 percent increase, compared to $5.2 million for the comparable fiscal 1995 quarter. The increase in net interest income related primarily to higher average earning rates on cash balances during the quarter. Interest expense increased to $2.6 million for the first quarter of fiscal 1996, compared to $.7 million for the first quarter of fiscal 1995, primarily due to increased borrowing levels.

Other Income, net     Other income was $8.0 million for the first
quarter of fiscal 1996, compared to $4.8 million for first quarter of fiscal 1995. Included in other income for the first quarter of fiscal 1996 is $2.8 million of net intellectual property income, plus $5.2 million of realized gains from sale of investments, net of losses compared to $4.8 million of net intellectual property income for the comparable quarter of fiscal 1995.


Income Taxes     The effective tax rate for fiscal year 1996 is 25
percent compared to 20 percent for fiscal year 1995. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards.


Financial Condition     During the first quarter of fiscal 1996, cash
and cash equivalents decreased $105 million, compared to a $45.5 million decrease for the first quarter of fiscal 1995. The decrease was primarily caused by the Company's use of cash in operating activities of $13.7 million due to changes in working capital as compared to cash provided by operating activities of $34.6 million in the comparable quarter of fiscal 1995, together with the Company's continued investment in property, plant and equipment of $110 million, an increase of $55.3 million or 101.1% over the first quarter of fiscal 1995.

The Company's financing activities provided cash of $28.0 million for the first quarter of fiscal 1996, primarily from the proceeds of new borrowing arrangements and issuance of common stock offset by the repayment of debt and purchase of treasury stock.

Management foresees significant increased cash outlays for plant and equipment to continue throughout fiscal 1996. While existing cash and investment balances, together with existing lines of credit, are considered to be adequate for the near term, management is confident that additional lines of credit or other sources of financing to supplement these cash balances can be arranged if needed. The Company has announced the commencement of a private placement offering of up to $258.75 million (if the over-allotment option is exercised in full) of convertible subordinated notes.


Outlook     Despite continued improvement and profitability in the
financial results, future trends for revenue and profitability continue to be difficult to predict. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer industry and the general economy; competitive factors and price pressures; market acceptance and timing of new products; capacity limitations; and international economic conditions. The Company believes gross margins as a percentage of sales will experience modest improvement through fiscal 1996 as new capacity comes on line and demand continues for its higher margin analog and mixed signal products. Operating expenses as a percentage of sales are expected to remain at existing levels. National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time. In addition, the Company continues to pursue opportunities to develop joint venture partnerships or potential acquisitions which enhance its product portfolio in analog and mixed signal products. Similarly, the Company continues to critically evaluate product lines and divisions where short or long term prospects do not coincide with its overall strategic direction. In these cases, the Company will consider dispositions of assets or business entities as necessary. The Company has recently disposed of its Ethernet adapter card business and is currently engaged in discussions for a potential sale of all or part of its wholly owned subsidiary, Dyna Craft, Inc., which manufactures semiconductor packaging material and tools for internal consumption by the Company and sales to other semiconductor companies.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

In July 1983, the United States Internal Revenue Service ("IRS") issued an examination report for the fiscal years ended 1978 and 1979. The Company filed a protect with the appeals office of the IRS in September 1983. The IRS issued a Notice of Deficiency for these years in December 1988 seeking additional taxes of approximately $24 million (exclusive of interest). The issues giving rise to the proposed adjustments related primarily to intercompany product transfer prices and the application of Subpart F provisions of the United States Internal Revenue Code. The Company filed a petition with the United States Tax Court contesting the Notice of Deficiency in March 1989. The IRS' subsequent examination of the Company's United States tax returns for fiscal years 1980 through 1982 resulted in a Notice of Deficiency issued in January 1990 seeking additional taxes of approximately $52 million (exclusive of interest) for the fiscal years ended 1976, 1977, 1980, 1981 and 1982. The issues giving rise to the proposed adjustments for the earlier years related primarily to reductions in the available net operating loss carrybacks and, for the later years, to intercompany product transfer prices, full absorption inventory costing, deductibility of certain reserves and spare parts depreciation. The Company filed a petition with the United States Tax Court contesting this Notice of Deficiency in April 1990. By order dated August 8, 1991, the Tax Court granted the Company's and the IRS' motion to consolidate the two cases for trial. Prior to trial, which was held during February 1993, the Company and the IRS reached a settlement on all disputed issues except for the issue of intercompany product transfer prices; this settlement reduced the total of additional taxes being sought to approximately $52 million (exclusive of interest). An opinion was issued by the Tax Court on May 2, 1994. The opinion found that adjustments to income of $40.6 million were due. The IRS filed a motion for reconsideration of the opinion on June 3, 1994, seeking an additional $31 million in income adjustments. The motion was denied by the Court on June 10, 1994. The Company and the IRS have reached agreement on the allocation of the additional income, and this agreement was then presented to the Court. A final decision implementing the opinion was entered by the Tax Court on June 6, 1995. The period for appealing the decision expired in early September 1995. After giving effect to loss and credit carryovers, the final tax deficiency was $4.1 million. The associated interest has not been finally determined, but based upon preliminary IRS calculations, it is estimated to be $42.9 million. The Company has made advance payments of $47 million to the IRS with respect to the tax and interest deficiency. The decision in the Tax Court litigation did not have a material adverse effect on the Company's financial position. With respect to the IRS' examination of tax returns for other fiscal years, the Company and the IRS settled in January 1994 all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing, without the payment of additional federal tax. After giving effect to loss and credit carryovers, the tax deficiency was $120 thousand and the associated interest was $492 thousand, all of which has been paid. In April 1995, the IRS issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). The issues giving rise to this set of proposed adjustments relate primarily to the Company's former Israeli operation and the purchase price paid for Fairchild Semiconductor Corporation. The Company has filed a protest with the appeals office of the IRS contesting the Notice of Deficiency. The IRS has begun examination of the Company's tax returns for fiscal years 1990 through 1993. The Company believes that adequate tax payments have been made or accrued for all years in questions.

A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991. A final assessment in the amount of approximately $4 million (including interest and penalty) was made by the California State Board of Equalization and payment was made by the Company in August 1995. The Company has six (6) months from the date the assessment was paid to make a claim of refund for additional adjustments. The sales tax examination and assessment have not had a material adverse effect upon the Company's financial position.

Reference is also made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 28, 1995, which information is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

     11.0 Additional Fully Diluted Calculation of Earnings Per Share
     18.0 Letter re: Change in Accounting Principle

(b)  Reports on Form 8-K
     -------------------
     No reports on Form 8-K were filed during fiscal quarter ended August 27, 1995.

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  September 19, 1995            /s/ Robert B. Mahoney
                                     ----------------------------------
                                     Robert B. Mahoney
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

NATIONAL SEMICONDUCTOR CORPORATION                        Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE
(in millions, except per share amounts)


                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 27,   Aug. 28,
                                                  1995       1994
                                                 -------    -------
Net Income                                       $  73.5    $  59.0
                                                 =======    =======
Number of shares:
Weighted average common
  shares outstanding                               123.1      122.4

Weighted average common
  equivalent shares, net of
  tax benefit                                        4.3        6.7
                                                 -------    -------

Weighted average common and
  common equivalent shares                         127.4      129.1

Additional weighted average
  common equivalent shares
  assuming full dilution                              -         0.2

Shares issuable from
  assumed conversion
  of preferred shares                               12.2       12.2
                                                 -------    -------
Weighted average common and
  common equivalent shares
  assuming full dilution                           139.6      141.5
                                                 =======    =======

Income per share
  assuming full dilution                         $  0.53   $   0.42
                                                 =======    =======

                                                           Exhibit 18.0


                                                      September 18, 1995



National Semiconductor Corporation
2900 Semiconductor Drive
Santa Clara, California  95052-8090

Gentlemen:

We have been furnished with a copy of Form 10-Q of National Semiconductor Corporation (the Company) for the fiscal quarter ended August 27, 1995, and we have read the Company's statements contained in
Note 1 thereto. As stated in Note 1, effective May 29, 1995, the Company prospectively changed its method of accounting for depreciation from the 150 percent declining balance method to the straight-line method for machinery and equipment placed in service on or after that date and states that the newly adopted accounting principle is preferable in the circumstances because it conforms with predominant industry practice and it is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful lives. In accordance with your request, we have reviewed and discussed with Company officials the circumstances and business judgment and planning upon which the decision to make this change in the method of accounting was based.

We have not audited any financial statements of National Semiconductor Corporation as of any date or for any period subsequent to May 28, 1995, nor have we audited the information set forth in Note 1 to the Company's Form 10-Q for the fiscal quarter ended August 27, 1995; accordingly, we do not express an opinion concerning the factual information contained therein.

With regard to the aforementioned accounting change, authoritative criteria have not been established for evaluating the preferability of one acceptable method of accounting over another acceptable method. However, for purposes of the Company's compliance with the requirements of the Securities and Exchange Commission, we are furnishing this letter.

Based on our review and discussion, with reliance on management's business judgment and planning, we concur that the newly adopted method of accounting is preferable in the Company's circumstances.


                                                   Very truly yours,


                                                   KPMG Peat Marwick LLP