Form 10-Q
period 1995-11-26
NATIONAL SEMICONDUCTOR CORP
filed 1996-01-04
CIK 70530

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                               FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 26, 1995

OR

   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from           to          .
                               ---------    ---------
Commission File Number: 1-6453


                  NATIONAL SEMICONDUCTOR CORPORATION

(Exact name of registrant as specified in its charter)

                 DELAWARE                         95-2095071
        (State of incorporation) (I.R.S. Employer Identification Number)

                2900 Semiconductor Drive, P.O. Box 58090
                   Santa Clara, California  95052-8090
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X  No    .
                                                             ---    ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at November 26,1995.
     -------------------               --------------------------------
Common stock, par value $0.50 per share            122,808,091

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Six Months
   Ended November 26, 1995 and November 27, 1994             3

Condensed Consolidated Balance Sheets (Unaudited)
  as of November 26, 1995 and May 28, 1995                   4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Six Months Ended
 November 26, 1995 and November 27, 1994                     5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                      8

Part II.  Other Information

Legal Proceedings                                           11

Submission of Matters to a Vote of Security Holders         11

Exhibits and Reports on Form 8-K                            12

Signature                                                   13

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      --------------------
                            Nov. 26,   Nov. 27,      Nov. 26,   Nov. 27,
                              1995       1994          1995       1994
                            --------   -------      --------    --------
Net sales                    $ 711.6   $ 584.4      $1,410.4    $1,138.2

Operating costs and expenses:
 Cost of sales                 398.6     332.7         796.3       653.3
 Research and development       88.7      67.0         173.6       132.9
 Selling, general and
  administrative               128.8     108.5         258.0       211.4
                             -------    ------      --------     -------
   Total operating costs
     and expenses              616.1     508.2       1,227.9       997.6
                             -------    ------      --------     -------
Operating income                95.5      76.2         182.5       140.6
Interest income, net             2.7       3.5           5.8         8.0
Other income, net                8.0       4.0          16.0         8.8
                             -------   -------      --------     -------
Income before income
  taxes                        106.2      83.7         204.3       157.4
Income taxes                    26.4      16.7          51.0        31.4
                             -------    ------      --------     -------
Net income                    $ 79.8    $ 67.0      $  153.3     $ 126.0
                             =======    ======      ========     =======

Earnings per share:

         Primary              $ .61     $ .51         $ 1.16       $ .96
         Fully diluted        $ .57     $ .49         $ 1.10       $ .91

Weighted average shares:
         Primary              126.9     125.0         127.2       125.7
         Fully diluted        143.1     137.2         141.4       137.9

Income used in primary
   earnings per share
  (reflecting preferred
   dividends)                $ 77.0    $ 64.2       $ 147.7     $ 120.4

Income used in fully diluted
   earnings per share
  (reflecting adjustment
   for interest on
   convertible debt)         $ 81.9    $ 67.0       $ 155.4     $ 126.0


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Nov. 26,       May 28,
                                                1995          1995
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  497.9       $  420.3
  Short-term marketable investments               59.8           47.1
  Receivables, net                               354.3          318.0
  Inventories                                    303.6          263.0
  Deferred tax assets                             79.0           77.4
  Other current assets                            87.7           52.5
                                               -------        -------
  Total current assets                         1,382.3        1,178.3

Property, plant and equipment                  2,359.3        2,147.6
  Less accumulated depreciation                1,225.5        1,185.2
                                               -------        -------
  Net property, plant and equipment            1,133.8          962.4
Long-term marketable investments                  20.2           20.2
Other assets                                      76.8           74.8
                                               -------        -------
Total assets                                  $2,613.1       $2,235.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   23.4       $   23.6
  Accounts payable                               217.5          272.0
  Accrued expenses                               227.6          230.7
  Income taxes                                   183.9          159.6
                                               -------        -------
  Total current liabilities                      652.4          685.9

Long-term debt                                   363.3           82.5
Deferred income taxes                             20.0           20.1
Other non-current liabilities                     42.3           40.5
                                               -------        -------
  Total liabilities                            1,078.0          829.0
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock                      0.2            0.2
  Common stock                                    61.7           63.1
  Additional paid-in capital                     919.8          992.3
  Retained earnings                              558.2          411.0
  Treasury stock, at cost                         (4.8)         (59.9)
                                               -------        -------
  Total shareholders' equity                   1,535.1        1,406.7
                                               -------        -------
Total liabilities and shareholders' equity    $2,613.1       $2,235.7
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Six Months Ended
                                                  --------------------
                                                  Nov. 26,     Nov. 27,
                                                   1995         1994
                                                  -------      -------
Cash flows from operating activities:
Net income                                        $ 153.3      $ 126.0
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     108.8         84.3
  Gain on sale of investments                        (5.2)        (4.3)
  Tax benefit associated with stock options          12.0         17.8
  Other, net                                          2.0          3.4
  Changes in certain assets and liabilities, net:
    Receivables                                     (36.3)        (1.8)
    Inventories                                     (40.6)       (14.8)
    Other current assets                            (35.2)        (8.0)
    Accounts payable and accrued expenses           (53.3)       (67.2)
    Current and deferred income taxes                23.2        (28.9)
    Other non-current liabilities                     1.8          1.0
                                                  --------     --------
Net cash provided by operating activities           130.5        107.5
                                                  --------     --------
Cash flows from investing activities:
Purchases of property, plant and equipment         (277.3)      (159.1)
Proceeds from the sales and maturities of
   marketable investments                           305.2        450.2
Purchases of marketable investments                (318.1)      (416.3)
Proceeds from sale of investments                     7.8          4.9
Purchases of investments and other, net             (10.4)       (10.6)
                                                  --------     --------
Net cash used by investing activities              (292.8)      (130.9)
                                                  --------     --------
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated
   notes, less issuance costs                       253.3           -
Proceeds from the issuance of debt                   42.0         23.2
Repayment of debt                                   (14.7)       (10.5)
Issuance of common stock, net                        22.3          2.2
Purchase of treasury stock                          (57.4)       (42.4)
Payment of preferred dividends                       (5.6)        (5.6)
                                                  --------     --------
Net cash provided by (used by) financing
  activities:                                       239.9        (33.1)
                                                  --------     --------
Net change in cash and cash equivalents              77.6        (56.5)
Cash and cash equivalents at beginning of period    420.3        398.1
                                                  --------     --------
Cash and cash equivalents at end of period        $ 497.9      $ 341.6
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

     Property, plant and equipment: Property, plant and equipment are recorded at cost. Effective May 29, 1995, the Company prospectively changed its method of accounting for depreciation from the 150 percent declining balance method to the straight-line method for machinery and equipment placed in service on or after that date. The change was adopted because it conforms with predominant industry practice and it is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful life. The effect of the change was not material to the Company's consolidated financial statements for the second quarter and the first six months of fiscal 1996. Assets placed in service prior to 1996 and assets other than machinery and equipment continue to be depreciated using prior years' depreciation methods consisting of both straight-line and declining balance methods over estimated useful lives, or in the case of property under capital lease and leasehold improvements, over the lesser of the estimated useful life or lease term.

Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Nov. 26,   May 28,
                                                   1995      1995
                                                 -------    -------
Raw materials                                    $  36.6    $  33.9
Work in process                                    185.5      165.9
Finished goods                                      81.5       63.2
                                                   -----     ------
     Total inventories                           $ 303.6    $ 263.0
                                                 =======    =======
Note 3.  Other income, net
The Company reclassified certain non-operating items that were previously reported as selling, general and administrative expenses as other income, net. The reclassifications had no impact on previously reported net income.

Components of other income,     Three Months Ended    Six Months Ended
net, were:                      ------------------   ------------------
(in millions)                   Nov. 26,  Nov. 27,   Nov. 26,  Nov. 27,
                                   1995      1994       1995      1994
                                --------  --------   --------  --------
Net intellectual property income $   8.0   $   4.7    $  10.8   $   9.5
Gain on sale of investments, net      -        4.3        5.2       4.3
Other                                 -       (5.0)        -       (5.0)
                                 -------   -------    -------   -------
     Total other income, net     $   8.0   $   4.0    $  16.0   $   8.8
                                 =======   =======    =======   =======

Note 4.  Debt Financing
In September 1995, the Company completed a private placement of convertible subordinated notes in the total amount of $258.8 million to certain qualified investors and overseas persons. Interest is payable semi-annually beginning April 1, 1996 at an annual rate of 6.5 percent. The notes, which mature in 2002, are not redeemable by the Company prior to October 3, 1998. Thereafter, the notes are redeemable at the option of the Company, initially at 103.714 percent of face value and at decreasing prices thereafter to 100 percent at maturity, plus accrued interest. The notes are convertible, at any time, into shares of the Company's common stock at an initial conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1993 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.

Note 5.  Preferred Stock Redemption
In November 1995, the Company called for the redemption on December 1, 1995 of all outstanding shares of its $32.50 Convertible Preferred shares. As a result of the redemption, on December 1, 1995 each Convertible Preferred share was automatically converted into 35.273 shares of the Company's common stock for a total of 12.2 million shares of common stock. This transaction will be reflected in the Company's financial statements for the third fiscal quarter ending February 25, 1996.

Note 6.  Statement of Cash Flows Information
(in millions)
                                                  Six Months Ended
                                                 ------------------
                                                 Nov. 26,   Nov. 27,
                                                  1995       1994
                                                 --------   --------
Supplemental disclosure of cash flow
  information:
Cash paid for:
    Interest                                     $   4.6    $   1.5
    Interest on tax settlements                     11.3       26.3
    Income taxes                                    14.2       43.4

Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of stock for employee benefit plans   $   4.3    $   4.0
  Tax benefit for employee stock option plans       12.0       17.8
  Retirement of treasury stock                     112.5         -
  Unrealized gain (loss) on available-for-sale
    securities                                      (0.5)       0.2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales    Net sales of $711.6 million and $1,410.4 million for the second quarter and first six months of fiscal 1996 increased by 21.8 percent and 23.9 percent, respectively, over the comparable periods of fiscal 1995, led by an increase in sales for analog and mixed signal products of 27.2 percent and 30.9 percent, respectively, for the same periods. The Company's focus on analog and mixed signal market opportunities continues to drive the growth in sales, as analog and mixed signal products grew to 58.3 percent and 58.8 percent of total sales for the second quarter and first six months of fiscal 1996 from 55.8 percent and
55.7 percent of total sales, respectively, for the comparable periods of fiscal 1995. This shift toward analog and mixed signal products is reflected in the lower growth rate for bipolar and CMOS logic and memory product sales of 11.0 percent and 12.9 percent for the second quarter and first six months of fiscal 1996 compared to the comparable periods of fiscal 1995. Sales of these products represent 20.6 percent and 20.7 percent of total sales for the second quarter and first six months of fiscal 1996, down from 22.6 percent and 22.7 percent, respectively, for the comparable periods of fiscal 1995. Sales for the remaining product lines decreased to 21.1 percent and 20.5 percent of total sales for the second quarter and first six months of fiscal 1996 from 21.6 percent for each of the comparable periods of fiscal 1995.


Gross Margin    Gross margin rose to 44.0 percent and 43.5 percent for
the second quarter and first six months of fiscal 1996, from 43.1 percent and 42.6 percent, respectively, for the comparable periods of fiscal 1995. The improvement is attributable to the continued shift in product portfolio towards higher margin analog and mixed signal products, which provide gross margins in excess of 50 percent, as well as the Company's strategy to maintain the market for older logic products and de-emphasize the merchant market for EPROM memory products.


Research and Development    Research and development expenses increased
overall by 32.4 percent and 30.6 percent for the second quarter and first six months of fiscal 1996 over the comparable period of fiscal 1995 and as a percent of sales increased to 12.5 percent and 12.3 percent for the second quarter and first six months of fiscal 1996 from
11.5 percent and 11.7 percent, respectively, for the comparable periods of fiscal 1995. The increase is attributable to the Company's continued investment in the development of new analog mixed signal products, as well as submicron CMOS process technology.


Selling, General, and Administrative     The overall increase in
selling, general, and administrative ("SG&A") expenses of 18.7 percent and 22.0 percent for the second quarter and first six months of fiscal 1996 over the comparable periods of fiscal 1995 was attributable to increases in sales support costs and marketing activities proportional to increased sales and increases in contributions to employee compensation and benefit plans, including the employee retirement and savings program and the success sharing incentive plan, reflecting the

Company's increased profitability. SG&A expenses decreased slightly as a percent of sales to 18.1 percent and 18.3 percent for the second quarter and first six months of fiscal 1996 from 18.6 percent for each of the comparable periods of fiscal 1995. The decrease reflects the results of a number of cost management programs the Company implemented during the second quarter to maintain cost growth rate below sales growth rate.


Interest Income and Interest Expense     Interest income increased $2.7
million and $3.3 million, to $7.8 million and $13.6 million, respectively, for the second quarter and first six months of fiscal 1996 compared to the comparable periods of fiscal 1995. Interest expense increased to $5.2 million and $7.8 million from $1.5 million and $2.3 million, respectively, for the comparable periods of fiscal 1995. While the increase in interest income was the result of higher average earnings rates on higher cash balances, it was offset by a greater increase in interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in a private placement which was completed in September 1995, as well as increased borrowing levels related to the Company's continued investment in plant and equipment.


Other Income, net     Other income was $8.0 million and $16.0 million
for the second quarter and first six months of fiscal 1996, compared to $4.0 million and $8.8 million, respectively, for the comparable periods of fiscal 1995. Included in other income for the second quarter and first six months of fiscal 1996, is net intellectual property income of $8.0 million and $10.8 million, respectively. Other income for the first six months of fiscal 1996 also includes $5.2 million of realized gains from sale of investments, net of losses. This compares to net intellectual property income of $4.7 million and $9.5 million, respectively, for the comparable periods of fiscal 1995, plus $4.3 million of realized gains from sale of investments, net of losses, offset by a one-time royalty charge of $5.0 million in the second quarter of fiscal 1995.

Income Taxes     The effective tax rate for fiscal 1996 is approximately
25 percent compared to 20 percent for fiscal year 1995. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards.


Financial Condition     During the first six months of fiscal 1996, cash
and cash equivalents increased $77.6 million compared to a $56.5 million decrease for the first six months of fiscal 1995. The increase was primarily the result of the $130.5 million generated from cash flows from operations compared to $107.5 million for the same period of fiscal 1995, together with proceeds of $253.3 million, net of issuance costs, from the private placement of convertible subordinated notes offset by the Company's continued investment in property, plant and equipment of $277.3 million, an increase of $118.2 million over capital expenditures for the same period of fiscal 1995.

Management foresees significant increased cash outlays for plant and equipment to continue throughout fiscal 1996. Existing cash and investment balances, together with existing lines of credit, are considered to be sufficient in the immediate future to finance these capital investments.


Outlook     Despite continued improvement in the financial results,
future trends for revenue and profitability continue to be difficult to predict. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer and communications industries and the general economy, competitive factors and price pressures, market acceptance and timing of new products, and international economic conditions. The Company believes gross margins as a percentage of sales will experience modest improvement through fiscal 1996 as new capacity comes on line and demand continues for its higher margin analog and mixed signal products. The Company has experienced a general decline in the rate of growth in orders since the end of fiscal 1995. Unless the rate of growth in orders increases, there can be no assurance that the Company will continue to sustain the same rate of revenue growth it experienced during the first half of fiscal 1996. Operating expenses as a percentage of sales are expected to remain at existing levels. National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time. In addition, the Company continues to pursue opportunities to develop joint venture partnerships or potential acquisitions which enhance its product portfolio in analog and mixed signal products. Similarly, the Company continues to critically evaluate product lines and divisions where short or long term prospects do not coincide with its overall strategic direction. In these cases, the Company will consider dispositions of assets or business entities as appropriate.

During the quarter, the Company signed an agreement to sell the assets of its wholly owned subsidiary, DynaCraft, Inc. (DCI). The sale is expected to close during the third quarter of fiscal 1996, pending necessary governmental approvals. Prior to signing this agreement, the Company announced the transfer of the Santa Clara manufacturing operations of DCI to Penang, Malaysia. In connection with the transfer, the Company recorded a non-recurring charge to cost of sales in the second quarter of fiscal 1996, primarily representing severance expenses. This charge, which was immaterial to the Company's financial position or results of operations, was fully offset by a non-recurring credit to costs of sales arising from the sale of the Company's adapter card segment of its local area network business. The combined effect of these two transactions had no impact on the Company's gross margin or net income for the second quarter and the first six months of fiscal 1996. The Company does not expect any gain or loss resulting from the disposition of the DCI assets to have a material effect on its financial position or results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 28, 1995 and Item 1, Legal Proceedings in the Company's Quarterly Report on 10-Q for the quarter ended August 27, 1995, which information is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)   The Registrant's Annual Meeting was held on September 29, 1995.

(b)   The following directors were elected at the Meeting:

                                                 AUTHORITY
          DIRECTOR                FOR             WITHHELD
      -----------------       -----------        ---------
      Gilbert F. Amelio       113,359,584         694,389
      Gary P. Arnold          111,309,372         744,601
      Robert Beshar           110,930,593       1,123,380
      Modesto A. Maidique     111,467,017         586,956
      Edward R. McCracken     111,473,493         580,480
      J. Tracy O'Rourke       111,462,503         591,470
      Charles E. Sporck       111,261,712         792,261
      Donald E. Weeden        111,279,909         774,064

(c)   No other matters were considered at the meeting.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

 (a)  Exhibits
      --------
      3.1 Second Restated Certificate of Incorporation of the Company as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 28, 1995).

      3.2 By Laws for the Company (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 28, 1995).

      4.1 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement (incorporated by reference from the Exhibits to the Amendment No. 1 to the Company's Registration Statement on Form 8-A filed December 11, 1995).

      4.2 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

     11.0  Additional Fully Diluted Calculation of Earnings Per Share

     27.0  Financial Data Schedule

 (b)  Reports on Form 8-K
      -------------------
      Report on Form 8-K reporting the Company's commencement of a private placement offering to certain qualified investors and overseas persons of up to $225 million in convertible subordinated notes due 2002, plus an additional $33.75 million of notes to cover over-allotments was filed on September 18, 1995. The date of the reported event was September 18, 1995. No financial statements were filed with the Form 8-K.

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  January 5, 1996               /s/ Richard D. Crowley
                                     ----------------------------------
                                     Richard D. Crowley
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

NATIONAL SEMICONDUCTOR CORPORATION                          Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE
(in millions, except per share amounts)



                            Three Months Ended        Six Months Ended
                            ------------------      --------------------
                            Nov. 26,   Nov. 27,      Nov. 26,   Nov. 27,
                              1995       1994          1995       1994
                            --------  --------      --------    --------
Net income used in fully
  diluted earnings per share
  (reflecting adjustment for
  interest on convertible
  subordinated notes)         $ 81.9    $ 67.0      $  155.4     $ 126.0
                            ========  ========      ========    ========
Number of shares:
Weighted average common
  shares outstanding           123.1     121.2         123.1       121.6

Weighted average common
  equivalent shares, net of
  tax benefit                    3.8       3.8           4.1         4.1
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares     126.9     125.0         127.2       125.7

Shares issuable from
  assumed conversion
  of preferred shares           12.2      12.2          12.2        12.2

Shares issuable from
  assumed conversion
  of convertible
  subordinated notes             4.0       -             2.0         -
                            --------   -------      --------    --------
Additional weighted average
  common equivalent shares
  assuming full dilution       143.1     137.2         141.4       137.9
                            ========  ========      ========    ========


Income per share
  assuming full dilution       $ .57     $ .49        $ 1.10       $ .91
                            ========  ========      ========    ========