Form 10-Q
period 1996-02-25
NATIONAL SEMICONDUCTOR CORP
filed 1996-03-27
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 25, 1996

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 1-6453


                   NATIONAL SEMICONDUCTOR CORPORATION
                   ----------------------------------
         (Exact name of registrant as specified in its charter)

                 DELAWARE                         95-2095071
                ----------                        ----------
       (State of incorporation)  (I.R.S. Employer Identification Number)

                2900 Semiconductor Drive, P.O. Box 58090
                  Santa Clara, California  95052-8090
                ----------------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes  X  No   .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at February 25, 1996
     -------------------               --------------------------------
Common stock, par value $0.50 per share            135,386,377

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended February 25, 1996 and February 26, 1995              3

Condensed Consolidated Balance Sheets (Unaudited)
  as of February 25, 1996 and May 28, 1995                   4

Condensed Consolidated Statements of Cash Flows
  (Unaudited) for the Nine Months Ended
  February 25, 1996 and February 26, 1995                    5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                      9

Part II.  Other Information

Legal Proceedings                                           13

Exhibits and Reports on Form 8-K                            13

Signature                                                   14

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            Feb. 25,   Feb. 26,     Feb. 25,   Feb. 26,
                              1996       1995         1996       1995
                            --------   -------      --------   --------
Net sales                     $600.3    $571.4      $2,010.7   $1,709.6

Operating costs and expenses:
 Cost of sales                 368.7     342.1       1,165.0      995.4
 Research and development       96.9      72.5         270.5      205.4
 Selling, general and
  administrative               112.1     103.1         370.1      314.5
 Restructuring of operations       -      (5.5)            -       (5.5)
                              ------    ------      --------    -------
Total operating costs
     and expenses              577.7     512.2       1,805.6    1,509.8
                              ------    ------      --------    -------
Operating income                22.6      59.2         205.1      199.8
Interest income, net             4.1       4.7           9.9       12.7
Other income, net                4.0       7.4          20.0       16.2
                              ------    ------      --------    -------

Income before income taxes      30.7      71.3         235.0      228.7
Income taxes                     7.7      14.3          58.7       45.7
                              ------    ------      --------    -------

Net Income                    $ 23.0    $ 57.0      $  176.3    $ 183.0
                              ======    ======      ========    =======

Earnings per share:

         Primary               $ .17     $ .43        $ 1.30      $1.39
         Fully diluted         $ .17     $ .42        $ 1.26      $1.33

Weighted average shares:
         Primary               137.8     124.7         131.1      125.2
         Fully diluted         137.8     136.9         142.6      137.5

Income used in primary
   earnings per share
  (reflecting preferred
   dividends)                 $ 23.0    $ 54.2       $ 170.7    $ 174.6

Income used in fully diluted
   earnings per share
  (reflecting adjustment
  for interest on convertible
  notes when dilutive)        $ 23.0    $ 57.0       $ 180.1    $ 183.0


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 25,        May 28,
                                                1996           1995
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  428.2       $  420.3
  Short-term marketable investments               98.8           47.1
  Receivables, net                               316.4          318.0
  Inventories                                    326.5          263.0
  Deferred tax assets                             84.2           77.4
  Other current assets                            80.3           52.5
                                               -------        -------
    Total current assets                       1,334.4        1,178.3

Property, plant and equipment                  2,337.7        2,147.6
  Less accumulated depreciation                1,167.8        1,185.2
                                               -------        -------
  Net property, plant and equipment            1,169.9          962.4

Long-term marketable investments                  16.0           20.2
Other assets                                      81.2           74.8
                                               -------        -------
  Total assets                                $2,601.5       $2,235.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   23.4       $   23.6
  Accounts payable                               194.4          272.0
  Accrued expenses                               227.2          230.7
  Income taxes                                   184.2          159.6
                                               -------        -------
    Total current liabilities                    629.2          685.9

Long-term debt                                   357.1           82.5
Deferred income taxes                             19.4           20.1
Other non-current liabilities                     39.7           40.5
                                               -------        -------
    Total liabilities                          1,045.4          829.0
                                               -------        -------
Commitments and contingencies
Shareholders' equity:
  Convertible preferred stock                        -            0.2
  Common stock                                    67.8           63.1
  Additional paid-in capital                     915.1          992.3
  Retained earnings                              577.0          411.0
  Treasury stock, at cost                         (3.8)         (59.9)
                                               -------        -------
    Total shareholders' equity                 1,556.1        1,406.7
                                               -------        -------
  Total liabilities and shareholders' equity  $2,601.5       $2,235.7
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Nine Months Ended
                                                  --------------------
                                                  Feb. 25,     Feb. 26,
                                                    1996         1995
                                                  -------      -------
Cash flows from operating activities:
Net Income                                        $ 176.3      $ 183.0
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     169.4        131.6
  Gain on sale of investments                        (5.2)        (6.9)
  Tax benefit associated with stock options          12.8         26.7
  In-process research and development charge         11.4          1.5
  Loss on disposal of equipment                       2.6          4.5
  Other, net                                         (4.1)         (.9)
Changes in certain assets and liabilities, net:
    Receivables                                     (11.4)       (18.5)
    Inventories                                     (78.0)       (33.4)
    Other current assets                            (39.9)        (4.8)
    Accounts payable and accrued expenses           (74.4)       (85.7)
    Current and deferred income taxes                17.7        (26.2)
    Other non-current liabilities                    (1.9)         2.4
                                                  -------      -------
Net cash provided by operating activities           175.3        173.3
                                                  -------      -------
Cash flows from investing activities:
Purchases of property, plant and equipment         (423.1)      (238.3)
Proceeds from sale of equipment                      24.6            -
Proceeds from the sale and maturities of
   marketable investments                           578.2        618.6
Purchases of marketable investments                (630.1)      (609.3)
Proceeds from sale of net assets of DynaCraft, Inc.  70.0            -
Proceeds from sale of investments                     7.8          7.9
Business acquisitions, net of cash acquired         (19.2)       (12.0)
Purchases of investments and other, net             (10.7)       (12.9)
                                                  -------      -------
Net cash used by investing activities              (402.5)      (246.0)
                                                  -------      -------
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated
  notes, less issuance costs                        253.3            -
Proceeds from the issuance of debt                   42.0         61.1
Repayment of debt                                   (20.9)       (48.7)
Issuance of common stock under
  employee benefit plans                             29.3         11.2
Purchase of treasury stock                          (63.0)       (51.9)
Payment of preferred dividends                       (5.6)        (8.4)
                                                  -------      -------
Net cash provided (used) by financing activities    235.1        (36.7)
                                                  -------      -------
Net change in cash and cash equivalents               7.9       (109.4)
Cash and cash equivalents at beginning of period    420.3        398.1
                                                  -------      -------
Cash and cash equivalents at end of period        $ 428.2      $ 288.7
                                                  =======      =======

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 28, 1995.

     Property, plant and equipment: Property, plant and equipment are recorded at cost. Effective May 29, 1995, the Company prospectively changed its method of accounting for depreciation from the 150 percent declining balance method to the straight-line method for machinery and equipment placed in service on or after that date. The change was adopted because it conforms with predominant industry practice and it is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful life. The effect of the change was an increase to net income of $3.5 million or $.03 per share for the third quarter of fiscal 1996 and $5.7 million or $.04 per share (fully diluted) for the first nine months of fiscal 1996. Assets placed in service prior to fiscal 1996 and assets other than machinery and equipment continue to be depreciated using prior years' depreciation methods consisting of both straight-line and declining balance methods over estimated useful lives, or in the case of property under capital lease and leasehold improvements, over the lesser of the estimated useful life or lease term.

The Company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over their useful lives. In the third quarter, the Company capitalized $3.4 million of interest in connection with various capital expansion projects. Prior to the third quarter of fiscal 1996, capitalized interest costs were immaterial.

     Earnings Per Share: Primary earnings per share are computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method. Dilutive common stock equivalents include stock options. Preferred dividends are reflected as adjustments to reported net earnings in the calculation for all periods prior to the third quarter of fiscal 1996; during the second quarter of fiscal 1996 all outstanding preferred shares were converted into shares of common stock. Fully diluted earnings per share are computed using the weighted average common and dilutive common stock equivalents outstanding, plus other potentially dilutive securities outstanding which are not common stock equivalents such as convertible preferred shares for all periods prior to the third quarter of fiscal 1996 and convertible subordinated notes beginning in the second quarter of fiscal 1996. If the result of assumed conversions is dilutive, the dividend adjustments for the convertible preferred shares are reduced and net earnings are adjusted for the interest expense on the convertible subordinated notes while the average shares of common stock outstanding are increased. For the third quarter ended February 25, 1996, the effect of assumed conversion of the convertible subordinated notes was antidilutive.

Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Feb. 25,   May 28,
                                                   1996      1995
                                                 -------    -------
Raw materials                                    $  37.2    $  33.9
Work in process                                    196.6      165.9
Finished goods                                      92.7       63.2
                                                   -----     ------
     Total inventories                           $ 326.5    $ 263.0
                                                 =======    =======

Note 3.  Other income, net
The Company reclassified certain non-operating items that were previously reported as selling, general and administrative expenses as other income, net. The reclassifications had no impact on previously reported net income.

Components of other income,
net were:
(in millions)                   Three Months Ended    Nine Months Ended
                                ------------------   ------------------
                                Feb. 25,  Feb. 26,   Feb. 25,  Feb. 26,
                                  1996      1995       1996      1995
                                --------  --------   --------  --------
Net intellectual property income $   2.5   $   4.8    $  13.3   $  14.3
Gain on sale of investments, net      -        2.6        5.2       6.9
Other                                1.5        -         1.5      (5.0)
                                 -------   -------    -------   -------
     Total other income, net     $   4.0   $   7.4    $  20.0   $  16.2
                                 =======   =======    =======   =======

Note 4.  Debt Financing
In September 1995, the Company completed a private placement of convertible subordinated notes in the total amount of $258.8 million to certain qualified investors. Interest is payable semi-annually beginning April 1, 1996 at an annual rate of 6.5 percent. The notes, which mature in 2002, are not redeemable by the Company prior to October 3, 1998. Thereafter, the notes are redeemable at the option of the Company, initially at 103.714 percent of face value and at decreasing prices thereafter to 100 percent of face value at maturity, plus accrued interest. The notes are convertible, at any time, into shares of the Company's common stock at an initial conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1993 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.

Note 5.  Preferred Stock Redemption
In November 1995, the Company called for the redemption on December 1, 1995 of all outstanding shares of its $32.50 Convertible Preferred shares. As a result of the redemption, on December 1, 1995 each Convertible Preferred share was automatically converted into 35.273 shares of the Company's common stock for a total of 12.2 million shares of common stock. This transaction is reflected in the Company's financial statements for the third fiscal quarter ending February 25, 1996.

Note 6.  Statement of Cash Flows Information
(in millions)
                                                  Nine Months Ended
                                                 ------------------
                                                 Feb. 25,   Feb. 26,
                                                   1996       1995
                                                 --------   --------
Supplemental disclosure of cash flow information:
Cash paid for:
    Interest                                     $   3.7    $   3.4
    Interest on tax settlements                     12.1       30.0
    Income taxes                                    22.8       45.5

Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of stock for employee benefit plans   $   4.3    $   4.0
  Tax benefit for employee stock option plans       12.8       26.7
  Retirement of treasury stock                     119.1         -
  Unrealized gain (loss) on available-for-sale
    securities                                      (4.7)      20.2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales    Net sales of $600.3 million and $2,010.7 million for the third quarter and first nine months of fiscal 1996 increased by 5.1 percent and 17.6 percent, respectively, over the comparable periods of fiscal 1995 reflecting lower sales growth in the third quarter primarily caused by a general slowdown in new orders from the personal computer market and semiconductor distribution channel. Sales growth was largest in analog and mixed signal product sales with an increase of 10.6 percent and 24.1 percent, respectively, for the same periods. The Company's focus on analog and mixed signal market opportunities continues to drive the overall growth in sales, as sales for analog and mixed signal products grew to 59.1 percent and 58.9 percent of total sales for the third quarter and first nine months of fiscal 1996 from 56.2 percent and
55.9 percent for the comparable periods of fiscal 1995. Within analog and mixed signal product sales, product sales for local area networks and wide area networks, including wireless communication, were the major growth contributors with increases of 21.4 percent and 33.5 percent, respectively, for the third quarter of fiscal 1996 and 17.6 percent and
61.1 percent, respectively, for the first nine months of fiscal 1996 from sales for the comparable periods of fiscal 1995. The shift toward analog and mixed signal products is reflected by the decrease in sales for bipolar, CMOS logic and memory products of 8.0 percent for the third quarter of fiscal 1996 from sales for the same quarter of fiscal 1995 and the lower growth rate in sales of 5.9 percent for the first nine months of fiscal 1996 from sales for the same period of fiscal 1995, as the Company continues its strategy to de-emphasize older logic products and exit the EPROM memory products market. Sales of these products were
19.9 percent and 20.5 percent of total sales for the third quarter and first nine months of fiscal 1996, down from 22.6 percent and 22.7 percent, respectively, for the comparable periods of fiscal 1995. Sales for the remaining product lines were 21.0 percent and 20.6 percent of total sales for the third quarter and first nine months of fiscal 1996, down from 21.2 percent and 21.4 percent, respectively, for each of the corresponding periods of fiscal 1995.


Gross Margin    Gross margin decreased to 38.6 percent for the third
quarter of fiscal 1996 from 40.1 percent for the third quarter of fiscal 1995 due to lower than expected revenues and reduced factory utilization. These factors were caused primarily by a slowdown in new orders through the early part of the third quarter as customers and distributors reduced inventories forcing the Company to reduce production levels. Despite the decrease in gross margin for the third quarter of fiscal 1996, gross margin for the first nine months of fiscal 1996 increased to 42.1 percent from 41.8 percent for the comparable period of fiscal 1995. This improvement is attributable to the continued shift in product portfolio towards higher margin analog and mixed signal products, which provide gross margins in excess of 50 percent, as well as the Company's strategy to de-emphasize older logic products and exit the EPROM memory products market.


Research and Development    Research and development expenses increased
overall by 33.7 percent and 31.7 percent for the third quarter and first nine months of fiscal 1996 over the comparable period of fiscal 1995 and as a percent of sales increased to 16.1 percent and 13.5 percent for the third quarter and first nine months of fiscal 1996 from 12.7 percent and
12.0 percent, respectively, for the comparable periods of fiscal 1995. The increase reflects an $11.4 million charge for in-process research and development related to the acquisition of Sitel Sierra B.V. in the third quarter of fiscal 1996 in addition to the Company's continued investment in the development of new analog and mixed signal products, as well as advanced submicron CMOS process technology.


Selling, General, and Administrative     The overall increase in
selling, general, and administrative ("SG&A") expenses of 8.7 percent and 17.7 percent for the third quarter and first nine months of fiscal 1996 over the comparable periods of fiscal 1995 was attributable to increases in sales support costs and marketing activities proportional to increased sales and increases in contributions to employee compensation and benefit plans, including the employee retirement and savings program and the success sharing incentive plan which commenced in fiscal 1996. During the third quarter, the Company implemented a number of cost reduction programs to maintain cost growth rate below sales growth rate, which decreased SG&A expenses for the current quarter from the previous quarter. However, SG&A expenses increased slightly as a percent of sales at 18.7 percent for the third quarter of fiscal 1996 from 18.0 percent for the same quarter of fiscal 1995, caused by lower than anticipated revenue growth, and remained at 18.4 percent for both the first nine months of fiscal 1996 and the comparable period of fiscal 1995.


Interest Income and Interest Expense     Interest income increased $2.6
million and $6.0 million, to $8.0 million and $21.6 million, respectively, for the third quarter and first nine months of fiscal 1996 compared to the comparable periods of fiscal 1995. Interest expense increased to $3.9 million and $11.7 million from $.7 million and $2.9 million, respectively, for the comparable periods of fiscal 1995. Interest expense increased in the third quarter despite capitalization of $3.4 million in interest on borrowings related to various capital expansion projects. While the increase in interest income was primarily the result of higher cash balances, it was offset by a greater increase in interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in September 1995, as well as increased borrowing levels related to the Company's continued investment in plant and equipment.


Other Income, net     Other income was $4.0 million and $20.0 million
for the third quarter and first nine months of fiscal 1996, compared to $7.4 million and $16.2 million, respectively, for the comparable periods of fiscal 1995. Included in other income for the third quarter of fiscal 1996 is net intellectual property income of $2.5 million plus a realized gain of $1.5 million primarily arising from the sale of the assets of DynaCraft, Inc., a wholly owned subsidiary of the Company. This compares to net intellectual property income of $4.8 million plus realized gains from sale of investments, net of losses, of $2.6 million for the third quarter of fiscal 1995. For the first nine months of fiscal 1996, other income comprised net intellectual property income of $13.3 million plus realized gains from the sale of investments, net of losses, of $6.7 million. This compares to net intellectual property income of $14.3 million, plus realized gains from sale of investments, net of losses, of $6.9 million offset by a one-time royalty charge of $5.0 million in the first nine months of fiscal 1995.

Income Taxes     The effective tax rate for fiscal 1996 is approximately
25 percent compared to 20 percent for fiscal year 1995. The increase in the annual effective tax rate primarily relates to the exhaustion of certain net operating loss and tax credit carry forwards.


Financial Condition     During the first nine months of fiscal 1996,
cash and cash equivalents increased $7.9 million compared to a $109.4 million decrease for the first nine months of fiscal 1995. The increase was primarily provided by the proceeds of $253.3 million, net of issuance costs, from the private placement of convertible subordinated notes offset by the Company's continued investment in property, plant and equipment of $423.1 million, an increase of $184.8 million over capital expenditures for the same period of fiscal 1995, plus proceeds from sale of equipment of $24.6 for the first nine months of fiscal 1996. Although the Company is reducing its capital purchase commitments in response to the reduction in new orders, management foresees the continuation of significant cash outlays for plant and equipment for the remainder of fiscal 1996. Existing cash and investment balances, together with existing lines of credit, are considered to be sufficient in the immediate future to finance these capital investments.


Outlook     Although the Company's revenues grew by 17.6 per cent for
the first nine months of fiscal 1996 over the comparable period of fiscal 1995, future trends for revenue and profitability continue to be difficult to predict. Risks and uncertainties facing the Company include business conditions and the rate of growth in the personal computer and communications industries and the general economy, competitive factors and price pressures, market acceptance and timing of new products, and international economic conditions.

Through the third quarter of fiscal 1996, the Company's rate of revenue growth and profitability has slowed reflecting the current weakness in the semiconductor distribution channel, as well as in the personal computer and analog mobile communications markets. As a result, the rate of orders for Company products has been adversely impacted. The Company has experienced a general decline in the rate of growth in orders since the end of fiscal 1995 and unless the rate of orders increases, the Company will not be able to sustain the same level of revenue growth it has experienced in the first part of fiscal 1996. Generally, the semiconductor industry experiences a seasonal upturn in new orders during the spring, however, there has not yet been any indication of an upturn. The Company faces the risks that either a seasonal upturn will not be experienced during the fourth quarter of fiscal 1996, or that the occurrence of a seasonal upturn will not provide new orders at a level sufficient to generate revenue growth. Additionally, the Company faces the risk that the slowdown in sales for the personal computer market will continue to unfavorably impact the industry and the Company. Any future gross margin improvement is predicated on increased new order rates in future periods, particularly in the higher margin multi-market analog products, which keep inventories in balance with demand and produce increased manufacturing capacity utilization. Unless the rate of orders increases during the fourth quarter of fiscal 1996, the Company will not be able to achieve the level of revenues and profitability it experienced in the comparable quarter of fiscal 1995.

Management is currently evaluating several cost reduction plans to align the cost structure of the Company to current business conditions. The implementation of these cost reduction plans may have an adverse effect on the Company's financial results for the fourth quarter of fiscal 1996. The impact of any cost reduction plans cannot be quantified at this time, because management is still considering the various options and has not yet finalized and approved any plans that will ultimately be implemented.

National continues to pursue opportunities to leverage its intellectual property; however, the timing and amount of future licensing income cannot be forecast with certainty at this time. In addition, the Company continues to pursue opportunities to develop joint venture partnerships or potential acquisitions which enhance its product portfolio in analog and mixed signal products. During the quarter, the Company purchased Sitel Sierra B.V., a Netherlands company that designs and supplies components and subsystems for the wireless market; the Company believes this acquisition will exhance its wireless product offerings. Similarly, the Company continues to critically evaluate product lines and divisions where short or long term prospects do not coincide with its overall strategic direction. In these cases, the Company will consider dispositions of assets or business entities as appropriate. During the quarter, the Company completed its sale of the assets of its wholly owned subsidiary, DynaCraft, Inc. The disposition did not have a material effect on the Company's financial position or results of operations.


Other     On February 2, 1996, Gilbert F. Amelio resigned from his
positions as the Company's Chairman, Director, President and Chief Executive Officer. Mr. Amelio's resignation was the result of his acceptance of the Chief Executive Officer position at Apple Computer, Inc. The Company's Board of Directors has commenced a search for a new Chief Executive Officer. Pending the appointment of a new Chief Executive Officer, the three Executive Vice Presidents who comprise the Office of the President will serve together as interim head of the Company, reporting directly to the Board of Directors

PART II. OTHER INFORMATION

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

     10.1 Management Contract or Compensatory Plan or Agreement: Benefit Restoration Plan (as amended January, 1996 through January 1,
            1995)

     11.1   Additional Fully Diluted Calculation of Earnings Per Share

     27.0   Financial Data Schedule

 (b) Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during fiscal quarter ended February 25, 1996

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  March 26, 1996                /s/ Richard D. Crowley
                                     ----------------------------------
                                     Richard D. Crowley
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

Exhibit 10.1

BENEFIT  RESTORATION  PLAN - PLAN  DOCUMENT
As Amended through January 1, 1995


THIS BENEFIT RESTORATION PLAN ("Plan") originally adopted by National Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, (hereinafter referred to as the "Employer") effective as of June 1, 1992, as hereby amended effective as of January 1, 1995:

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

1.08 "Committee" shall mean The Retirement and Savings Program Administrative Committee, as determined by the Board.

1.09 "Compensation" shall mean Compensation as defined in the RASP without giving any effect to the limitations imposed by Section 401(a)(17) of the Code, as now or hereafter in effect.

1.10 "Elected Contribution" shall mean the amount the Participant agrees to defer under this Plan pursuant to procedures established by the Committee up to the maximum permitted deferral pursuant to Section 3.03 of the Plan.

1.11  "Employer" shall mean National Semiconductor Corporation.

1.12 "Interest" shall mean the rate for long-term A-rated corporate bonds, reported by the investment banking firm of Salomon Brothers of New York City (or such other investment banking firm as the Committee may specify) during the first week of each Plan Year. The interest rate will be reset at the beginning of each Plan Year.

1.13 "Participant" shall mean an employee of the Employer participating in the RASP, who satisfies the eligibility requirements of Section 2.01 of the Plan and such other conditions that are established from time to time by the Committee, including a condition relating to the amount of the employee's basic compensation or regular rate of compensation for the Plan Year.

1.14 "Plan" shall mean the National Semiconductor Corporation Benefit Restoration Plan, as amended from time to time.

1.15 "Plan Year" shall mean the twelve consecutive month period ending on the last day of May.

1.16 "RASP" shall mean the National Semiconductor Corporation Retirement and Savings Program.

1.17 Capitalized Terms not defined herein shall have the meaning attributed to them in the RASP.


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

2.02     Enrollment
An eligible individual is automatically enrolled in the Annual Profit Sharing Restoration Amount portion of this Plan. Eligible Participants may enroll in the Plan for purposes of the Annual Savings Restoration Amount by November 30 or other date prior to the end of the calendar year that is specified by the Committee ("enrollment date") of any year, effective as of January 1 of the next succeeding calendar year, by submitting an enrollment form on which is
stated the amount of elective deferrals elected under the RASP.   An employee
who becomes eligible after an enrollment date will be required to wait until the next enrollment date to participate in the Annual Savings Restoration Amount portion of the Plan. Eligible Participants must enroll or re-enroll annually each calendar year.


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

3.03     Annual Savings Restoration Amount.
The maximum Annual Savings Restoration Amount from which an eligible Participant or Beneficiary may make an Elected Contribution shall be equal to the difference, if any, between (a) and (b) below:

    (a) The amount that the Participant could defer if the maximum percentage deferral determined by the Committee under Section 5.02A of the RASP were applied to the Participant's Compensation, and the Participant's Elected Contribution under the RASP were not subject to Sections 401(k), 402(g)(1) or 415 of the Code, as now or hereafter in effect; less

    (b)     The amount of the Participant's Elected Contribution under the RASP.

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

ARTICLE IV

Distribution of Benefit

4.01     Separation from Service.
The benefits attributable to the Annual Profit Sharing Restoration Amount plus Interest thereon shall be distributed upon termination of employment for any reason (including retirement, disability or death), and the benefits attributable to the Annual Savings Restoration Amount plus Interest shall be distributed upon the earlier of termination of employment for any reason (including retirement, disability or death), or a date preselected by the Participant either upon eligibility to participate under the Plan or upon such date or dates as may be determined by the Committee.

Benefits shall be distributed in a lump sum unless the Participant elects to receive part or all of the benefits in installments pursuant to this Section. An election to receive installment payments under the Plan must be filed with the Committee at least ninety (90) days (hereinafter referred to as the "Election Date") prior to the date of the Participant's termination of employment or, if earlier, the date preselected by the Participant to receive benefits attributable to the Annual Savings Restoration Amount plus Interest. Such election shall be irrevocable at the time it is filed or if later, on the Election Date. If the benefits are payable in installments, such installments will be paid annually over a period selected by the Participant on the Election Date but shall not exceed ten (10) years. The installment payments shall be made within thirty (30) days of each anniversary date of the initial installment. To the extent benefits are not paid in installments, the account balance will be paid in a lump sum in the month following the event giving rise to the distribution.

In the event a Participant entitled to installment payments dies before receiving all benefits under the Plan, the unpaid balance will be paid in a lump sum to such Participant's Beneficiary in the month following the Participant's death.

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

6.05     Governing Law.
THE VALIDITY AND EFFECT OF THIS PLAN AND THE RIGHTS AND OBLIGATIONS OF ALL PERSONS AFFECTED HEREBY SHALL BE CONSTRUED AND DETERMINED
IN ACCORDANCEWITH THE LAWS OF THE UNITED STATES AND THE LAWS
OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO ITS OTHERWISE
APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS.

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

NATIONAL SEMICONDUCTOR CORPORATION                          Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE (1)
(in millions, except per share amounts)



                              Three Months Ended     Nine Months Ended
                              ------------------    --------------------
                              Feb. 25,  Feb. 26,    Feb. 25,    Feb. 26,
                                1996      1995        1996        1995
                              --------  --------    --------    --------
Net income used in fully
  diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes)                       $ 24.7    $ 57.0    $  180.1     $ 183.0
                              ========  ========    ========    ========
Number of shares:
Weighted average common
  shares outstanding             135.1     120.6       127.1       121.2

Weighted average common
  equivalent shares, net of
  tax benefit                      2.7       4.1         4.0         4.0
                              --------  --------    --------    --------
Weighted average common and
  common equivalent shares       137.8     124.7       131.1       125.2

Additional weighted average
  common equivalent shares
  assuming full dilution            -         -           -           .1

Shares issuable from
  assumed conversion
  of preferred shares               -       12.2         8.1        12.2

Shares issuable from
  assumed conversion
  of convertible notes             6.1        -          3.4          -
                              --------  --------    --------    --------
Additional weighted average
  common equivalent shares
  assuming full dilution         143.9     136.9       142.6       137.5
                              ========  ========    ========    ========


Income per share
  assuming full dilution         $ .17     $ .42      $ 1.26      $ 1.33
                              ========  ========    ========    ========



(1) For the three months ended February 25, 1996, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.