Form 10-K
period 1996-05-26
NATIONAL SEMICONDUCTOR CORP
filed 1996-08-05
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                                FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- ---   EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the fiscal year ended May 26, 1996
                                   OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- ---   SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
For the transition period from       to       .
Commission File Number: 1-6453

                   NATIONAL SEMICONDUCTOR CORPORATION
          (Exact name of registrant as specified in its charter)

          DELAWARE                          95-2095071
          --------                          ----------
  (State of incorporation)     (I.R.S. Employer Identification Number)

                2900 SEMICONDUCTOR DRIVE,  P.O.  BOX 58090
                    SANTA CLARA, CALIFORNIA 95052-8090
                     ----------------------------------
                 (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of Each Exchange on
Title of Each Class                          Which Registered
- -------------------                          ----------------

Common stock, par value                      New York Stock Exchange
$0.50 per share                              Pacific Stock Exchange

Preferred Stock Purchase Rights              New York Stock Exchange
                                             Pacific Stock Exchange






       Securities registered pursuant to Section 12(g) of the Act:
                                 None
                           (Title of class)
                     --Continued on next page--

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d)of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X]. No .


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ X ]

The aggregate market value of voting stock held by non affiliates of the registrant as of July 21, 1996, was approximately $1,404,934,588.
Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of July 21, 1996, was 138,226,266.

                   DOCUMENTS INCORPORATED BY REFERENCE

       Document                                   Location in Form 10-K
       --------                                   ---------------------

1996 Annual Report to Shareholders (pp. 15-43)     Parts I, II and IV

Portions of the Proxy Statement for the Annual          Part III
 Meeting of Stockholders to be held on or about
 September 27, 1996.

Portions of the Company's Registration
 Statement on Form S-3 Registration No. 33-48935,       Part IV
 which became effective October 5, 1992.

Portions of the Company's Registration Statement        Part IV
 on Form S-3, Registration No. 33-52775, which became effective March 22, 1994.

Portions of the Company's Registration Statement        Part IV
 on Form S-8, Registration No. 33-54931, which became effective August 5, 1994.

Portions of the Company's Registration Statement        Part IV
 on Form S-8, Registration No. 33-55699, which became effective September 30, 1994.

Portions of the Proxy Statement for the Annual          Part IV
 Meeting of Stockholders held September 30, 1994

Portions of the Company's Registration Statement        Part IV
 on Form S-8, Registration No. 33-61377, which became effective July 28, 1995.

Portions of the Company's Registration Statement        Part IV
 on Form S-3, Registration No. 33-63649, which became effective November 6, 1995.


The Index to Exhibits is located on pages 20-22.

                                 PART I
                                 ------

ITEM 1. BUSINESS

General
National Semiconductor Corporation, including its subsidiaries, ("National" or the "Company") designs, develops, manufactures and markets a broad line of analog intensive, mixed signal and other integrated circuits for applications in the communications, personal systems, consumer and industrial market place. National was incorporated under the laws of the state of Delaware in 1959.
     By early fiscal 1996, the Company completed its manufacturing consolidation and reduction in cost structure in accordance with the restructuring plan originally announced in fiscal 1992. These final actions primarily included headcount reduction and fixed asset disposals.
     In fiscal 1996, the Company completed the sale of the assets of Dynacraft, Inc., its wholly owned subsidiary. The disposition did not have a material effect on the Company's financial position or results of operations. The Company also purchased Sitel Sierra B.V., a Netherlands company that designs and supplies components and subsystems for the wireless market. The Company believes that this acquisition augments its portfolio in the wireless arena and enables it to provide a complete offering of integrated, high performance wireless solutions. In connection with the acquisition, the Company incurred a one-time charge of $11.4 million for in-process research and development.
     The Company operates in one industry segment. The information with respect to sales and identifiable assets for National's geographic segments appearing on page 38-39 of the Company's 1996 Annual Report to Shareholders under the caption "Industry and Geographic Segment Information" is incorporated herein by reference.

Products
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     National manufactures a broad variety of analog intensive, mixed signal and digital products. National's products are used in numerous commercial applications, including personal systems, telecommunications and communications products, data processing, automotive, local and wide area networking and other industrial applications as well as some consumer applications.
     The Company is a leading supplier of analog and mixed signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as Ethernet Local Area Networks ("LAN") and automotive. While no precise industry standard for analog and mixed signal exists, the Company considers products which process analog information, convert analog to digital or convert digital to analog as analog and mixed signal. Analog and mixed signal products include amplifiers and regulators, power monitors and line drivers, products optimized for audio, video, automotive or display applications and data acquisition products. Other Company products with significant digital to analog or analog to digital capacity include products for local area networks, wireless networking and wireless communications, as well as products for personal systems and personal communications such as its office automation and Super I/O offerings. Analog and mixed signal business units accounted for 60% of Company revenue in fiscal 1996 and their revenues have been increasing over the past few years as a percentage of total Company revenue.
     The Company also sells bipolar and complimentary metal oxide silicon ("CMOS") logic and memory products. These products are largely older, more mature offerings serving broad markets in data processing, switching equipment and personal computing. The Company's bipolar and CMOS products include many of the mature logic families such as Advanced Schottky ("AS") and Advanced Low Power Schottky ("ALS"), High Performance CMOS ("HCMOS") as well as Electrically Erasable Programmable Read Only Memory ("EEPROM") and Erasable Programmable Read Only Memory ("EPROM") products. The Company has been limiting its investment in these more mature product areas to opportunities which complement its analog and mixed signal product focus. Bipolar and CMOS logic and memory products accounted for 20% of fiscal 1996 revenues, down from the previous year and declining as a percentage of total Company revenue over the past several years.

     The Company's other product offerings include discretes and various other products such as microcontrollers and customized integrated circuits. These products accounted for 20% of sales in fiscal 1996, which have been essentially flat as a percentage of total revenue for several years.
     Corporate Structure and Organization. From fiscal 1993 to fiscal 1995, the Company's operating divisions were divided into two groups: the Standards Products Group ("SPG") and the Communications and Computing Group ("CCG"). SPG served primarily horizontal markets and CCG served primarily vertical markets. For fiscal 1996, the group structure was eliminated, leaving seven main operating divisions, described as follows:
     Analog and Mixed Signal Divisions. Analog devices control continuously variable functions (such as light, color, sound and power) and are used in automotive, telecommunications, audio/video and many industrial applications. The Company's analog products include high performance operational amplifiers, power management circuits, data acquisition circuits and voltage regulators. National provides a variety of analog products including standard products, application specific products and full custom products, as well as advanced mixed analog digital solutions. The Company's mixed signal products include circuits for video monitors and consumer audio products, real time clocks, automotive, custom linear ASIC ("CLASIC") and peripheral drivers. Discrete products, comprised primarily of transistors and diodes which are used as control and actuating devices in a broad range of electronic systems, were also a part of the Analog and Mixed Signal Divisions.
     Data Management Division. This division's products incorporated bipolar, CMOS and BiCMOS technologies for high-performance applications such as switching and data manipulation. These applications are used in a variety of communications applications and computationally intensive applications such as workstations and computers, where the Company's FACT, FAST, BCT and 100K ECL product families are industry standards.
     Embedded Technologies Division. The Company's Embedded Technology Division consisted of 4-, 8-, 16- and 32-bit microcontrollers and memory products in the form of electrically programmable read only memories ("EPROM") and electrically erasable programmable read only memories ("EEPROM"). The division addressed markets which combine basic computational or logic algorithms with specific memory storage on chips. National's higher end, more complex microcontrollers have been optimized for laser printers, high speed facsimile machines, scanners and other imaging applications. Memory configurations of varying densities are also sold into markets for temporary or permanent data storage such as personal computers and workstations.
     Local Area Networks Division. National is one of the world's leading suppliers of Local Area Networks ("LAN") Ethernet products, which are currently the dominant protocol for LANs. National has pioneered the development of 10M and 10/100M Ethernet technology and continues to be a major technology contributor to the Giga-bit Ethernet efforts. National's Ethernet product families include highly integrated controllers, HUBs/repeaters and stand alone Physical Layer devices for 10M, 10/100M Ethernet and next generation Giga-bit Ethernet. These products include families of the Repeater Interface Controller ("RIC", "100RIC" and "LeRIC") and 10/100 Physical Layer devices ("Cat5PHY" and "Twister"). National's Ethernet products are being used by all of the leading networking system suppliers.
     Wide Area Networks Division. The Wide Area Networks ("WAN") products allow customers to transmit large amounts of data at high speed from one location to another anywhere in the world. WAN products serve both wired and wireless communication networks. Historically a leading supplier of integrated circuits for the line cards of central office switches and private automatic branch exchanges, the WAN Division also provided application specific products for the higher speed data transmission systems (such as the Internet). National's WAN Division provided and developed a variety of high end products which serve the cellular telephone and other rapidly growing wireless communications markets. National's WAN products are currently being used by most major communication equipment companies. WAN products are the focal point for joint ventures in China that produce products which serve both wired and wireless communications markets.
     Personal Systems Division. The Personal Systems Division developed products for the personal computer and workstation market.
The Company does not attempt to compete with the host microprocessor, but instead designs and develops peripheral products which work in tandem with the host microprocessor in either the personal computer or workstation. For example, National offers a family of input/output devices which consolidate many dependent functions on the motherboard.
     In addition to the seven product line divisions, National's wholly owned subsidiary, DCI, produced semiconductor packaging materials such as leadframes, packaging materials and tools for internal consumption and other semiconductor manufacturers. As noted above, the DCI assets were sold in fiscal 1996.
     In June 1996, the Company reorganized its structure by consolidating its seven operating divisions into four business groups: the Analog Group, the Communications and Consumer Group, the Personal Systems Group and the Fairchild Semiconductor Group. The Company believes this structure will enhance the focus and support of the Company's strength in Analog and Mixed Signal technology. Also in June 1996, Fairchild Semiconductor was formed as a new organization consisting of the Company's family logic, memory and discrete businesses. The Company is considering a number of strategic business alternatives with respect to Fairchild Semiconductor, including a sale or partial financing of all or a portion of the businesses.
     Under the new structure, the Company's Mixed Signal products, Ethernet LAN products and WAN products, except wireless communication products, are now in the Communications and Consumer Group. Wireless communications products join former Analog Division products in the Analog Group. Microcontrollers and products previously in Embedded Technology Division used in applications for workstations and computers are included in the Personal Systems Group. The Company's family logic, memory and discrete products now reside in the Fairchild Semiconductor organization.
     Aside from the business groups, the Company's corporate structure also includes Worldwide Sales and Marketing, formerly called the International Business Group, the Development Technology Group and Process Technology Group, previously both part of the former Corporate Technology Group. Worldwide Sales and Marketing is organized around the four major regions of the world in which the Company operates: the Americas, Europe, Japan and Asia and is comprised of the Company's worldwide sales and marketing organization. Process Technology is the central research arm of the Company, providing pure research, process development and initial product prototyping necessary for many of the Company's core production processes and leading edge products. Development Technology leads in the selection and implementation of integrated Computer Aided Design ("CAD") tools which design, layout, simulate and test the logical and physical representation of new products before they are actually produced.
     In addition, the Company recently created the Central Technology and Manufacturing Group to centralize the management of its production operations and manufacturing technology organizations.

Marketing and Sales
The Company markets its products throughout the world to original equipment manufacturers ("OEMs") and distributors. Major OEMs include IBM, Hewlett-Packard, Compaq, 3COM, Intel and General Motors as well as NEC, Siemens, Samsung, L.M. Ericsson and others. In addition to its direct sales force, National uses distributors in all four of its business regions and a manufacturers representation ("rep") program in the United States.
     The Company has established cross regional marketing groups responsible for customers operating in multiple regions. In addition, the Company's focus on analog intensive and mixed signal markets has led to the introduction of strategic market segment teams which identify emerging trends and opportunities in these two broad categories, as well as others.
     Customer support is handled by comprehensive, state of the art central facilities in the United States and Europe. These Customer Support Centers ("CSCs") provide rapid turnaround on product pricing and availability, technical support for customer questions, order entry and scheduling. In fiscal 1996, a third CSC opened in Singapore to support the Asia region.
     National augments its sales effort with application engineers based in the field. These engineers are specialists in National's complex product portfolio and work with customers to design National integrated circuits for their systems. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
     In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products and under specific conditions repurchases products that are unsold, slow moving or have been discontinued by the Company.

Customers
National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1996.

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

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the Company's fourth quarter. In calendar 1996, the typical seasonal patterns were not experienced, as the Company was subject to weakened customer demand resulting from inventory corrections primarily in the personal computer market and distribution channel throughout most of the second half of the fiscal year.

Manufacturing
The design of semiconductor products is based upon customer requirements and general market trends and needs. These designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.
     The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in four facilities in the United States and in a facility in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. National also utilizes some manufacturing capacity of the Company's former facility in Israel and a small, majority owned joint venture in Shanghai, People's Republic of China, for the manufacture of boards using National produced integrated circuits. In fiscal 1996, the Company began ground for construction of a state-of-the-art eight-inch wafer fabrication facility in South Portland, Maine.
     National's wafer manufacturing processes span Bipolar, Metal Oxide Silicon ("MOS"), Complementary Metal Oxide Silicon ("CMOS") and Bipolar Complementary Metal Oxide Silicon ("BiCMOS") technologies. As products decrease in size and increase in functionality, National's wafer fabrication facilities are now required in many cases to be able to manufacture integrated circuits with sub-micron circuit pattern widths. Precision manufacturing in wafer fabrication has carried over to assembly and test where advanced packaging technology and comprehensive test operations are required for more and more powerful integrated circuits.
     Wafer fabrication processes have been adapted for mixed signal applications. National also has optimized its CMOS process for nonvolatile memories, both ultraviolet and electrically erasable. There are a number of Bipolar processes supporting the Company's standard products. Of particular importance are several groups of processes that are optimal for manufacturing the Company's analog products.

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

Research and Development
National's research and development ("R&D") consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. At the corporate level, the Company's Process Technology Group performs pure research functions and defines and develops most process technologies. The Company envisions that its process capability will be developed and prototyped in its new eight-inch wafer fabrication facility, located in Santa Clara, California and product design will be done by the operating divisions. R&D expenses were $361.3 million in fiscal 1996 and $283.1 million in 1995, with both years experiencing increases in R&D in the Company's core analog and mixed signal products and critical process development.

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

Employees
At May 26, 1996, National employed approximately 20,300 people of whom approximately 8,000 were employed in the United States, 2,200 in Europe, 9,700 in Southeast Asia and 400 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be favorable.

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

International Operations
National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control. These factors include fluctuations in foreign currency rates, instability of foreign economy or its emerging infrastructure to support demanding manufacturing requirements, government changes and U.S. and foreign laws and policies affecting trade and investment. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, the Company has been impacted in the past by one or more of these factors and could be impacted in the future by such factors. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had, nor will have, a material effect upon the Company's capital expenditures, earnings, competitive or financial position. (Also see Item 3, Legal Proceedings.)

In addition to the risks discussed above, further discussion of other risks and uncertainties that may affect the Company's business is included in the outlook section of "Management's Discussion and Analysis" on pages 19 through 21 in the Annual Report.


ITEM 2. PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. Several other sites in the United States have major concentrations of wafer fabrication and research and development capability, including the Company's plants in Salt Lake City, Utah, South Portland, Maine, and Arlington, Texas. The Company also operates a smaller facility in Fort Collins, Colorado.
     The Company conducts significant manufacturing offshore. One of National's largest wafer fabrication facilities is in Greenock, Scotland. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Penang and Melaka, Malaysia, Cebu, the Philippines and Singapore. A small manufacturing facility, majority owned by National, was established in January 1995, in Shanghai, People's Republic of China. The regional headquarters for National's Worldwide Sales and Marketing are located in Santa Clara, California, Munich, Germany, Tokyo, Japan and Kowloon, Hong Kong. National maintains local sales offices in various locations and countries throughout its four business regions. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices.
     As a result of the formation of Fairchild Semiconductor, National's four-inch, five-inch and six-inch fabrication lines in South Portland, Maine, the wafer fabrication plant in West Jordan, Utah and the test and assembly plants in Cebu, the Philippines and Penang, Malaysia will become part of Fairchild Semiconductor.
     With the commencement of construction in South Portland, Maine of an eight-inch wafer fabrication facility which will remain under National, the Company expects to increase its manufacturing capacity. During the first half of fiscal 1996, wafer fab capacity utilization reached 91 percent, despite some capacity constraints. In the second half of the year, wafer fab capacity utilization declined to approximately 72 percent as the Company reduced production output in an effort to keep inventories in balance with decreasing demand. The Company feels its current plant, property and leased facilities are well maintained.


ITEM 3. LEGAL PROCEEDINGS

     In July 1983, the United States Internal Revenue Service ("IRS") issued an examination report for the fiscal years ended 1978 and 1979. The Company filed a protest with the appeals office of the IRS in September 1983. The IRS issued a Notice of Deficiency for these years in December 1988 seeking additional taxes of approximately $24 million (exclusive of interest). The issues giving rise to the proposed adjustments related primarily to intercompany product transfer prices and the application of Subpart F provisions of the United States Internal Revenue Code. The Company filed a petition with the United States Tax Court contesting the Notice of Deficiency in March 1989. The IRS' subsequent examination of the Company's United States tax returns for fiscal years 1980 through 1982 resulted in a Notice of Deficiency issued in January 1990 seeking additional taxes of approximately $52 million (exclusive of interest) for the fiscal years ended 1976, 1977, 1980, 1981 and 1982. The issues giving rise to the proposed adjustments for the earlier years related primarily to reductions in the available net operating loss carrybacks and, for the later years, to intercompany product transfer prices, full absorption inventory costing, deductibility of certain reserves and spare parts depreciation. The Company filed a petition with the United States Tax Court contesting this Notice of Deficiency in April 1990. By order dated August 8, 1991, the Tax Court granted the Company's and the IRS' motion to consolidate the two cases for trial. Prior to trial, which was held during February 1993, the Company and the IRS reached a settlement on all disputed issues except for the issue of intercompany product transfer prices; this settlement reduced the total of the additional taxes being sought to approximately $52 million (exclusive of interest). An opinion was issued by the Tax Court on May 2, 1994.
After the Company and the IRS reached agreement on the allocation of the additional income found by the Court to be due, a final decision implementing the opinion was entered by the Tax Court on June 6, 1995. The period for appealing the decision expired in early September 1995. After giving effect to loss and credit carryovers, the final tax deficiency was $4.1 million. The associated interest has not been finally determined, but preliminary IRS calculations estimate it to be approximately $44.9 million. The Company has made advance payments to the IRS on the tax and interest deficiency, but disagrees with the IRS' interest calculation and has filed a claim for refund on the disputed difference with the IRS. With respect to the IRS' examination of tax returns for other fiscal years, the Company and the IRS settled in January 1994 all issues for fiscal years 1983 through 1985, including issues relating to intercompany product transfer pricing. After giving effect to net operating loss carryovers and credits finalized by the completion of the Tax Court case, the tax deficiency was $120,000 and the associated interest was $492,000, all of which has been paid. In April 1995, the IRS issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). The issues giving rise to this set of proposed adjustments relate primarily to the Company's former Israeli operation and the purchase price paid for Fairchild Semiconductor Corporation.
The Company has filed a protest with the appeals office of the IRS contesting the Notice of Deficiency. The IRS has begun examination of the Company's tax returns for fiscal years 1990 through 1993. The Company believes that adequate tax payments have been made or accrued for all years.
     On July 9, 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The assessments total approximately $59.2 million. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal year 1993. The Company believes the assessments are without merit and intends to contest them. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.
     On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million; the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994 and is continuing to contest the Penalty Notice in proceedings at the administrative agency level. On July 1, 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company, denying the payment of drawback previously paid to the Company and issued bills in the amount of $2.5 million seeking repayment of the accelerated drawback. Timely protest of these liquidations were filed in September 1988. These protests were denied in March 1996. The Company is pursuing judicial review of the denial in the Court of International Trade and has paid the denied duties and associated interest totalling $5.2 million, which is a prerequisite to filing a summons with the Court. The Company believes that resolution of these Customs matters will not have a material impact on the Company's financial position.
     A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991. A final assessment in the amount of approximately $4 million (including interest and penalty) was made by the Board and payment was made by the company in August 1995. The Company has subsequently filed a claim for refund of all amounts paid, plus interest, with the Board. The sales tax examination and assessment did not have a material adverse effect upon the Company's financial position.
     By letter dated January 6, 1994, the Company was notified by the California Department of Toxic Substances Control ("DTSC") of a Report of Violation ("ROV") listing 39 violations arising out of inspections of certain facilities and operations of the Company and its wholly owned subsidiary, Dynacraft, Inc. ("DCI") located in Santa Clara, California and the DTSC's further review of information obtained during the inspections. The deficiencies cited can be described as violations of various provisions of the California Health and Safety Code and the California Code of Regulations relating to the record keeping for and the handling, treatment, storage, and disposal of hazardous products and wastes. The Company worked with DTSC to correct the deficiencies noted in the ROV and signed a Stipulation and Order with the DTSC on June 16, 1995 whereby the Company agreed to pay a fine of $490,000 and complete several compliance projects. The Company completed the final project and submitted its report on the projects to DTSC on May 6, 1996. On May 16, 1996, the DTSC notified the Company that it requires the Company to perform several tasks in connection with the projects.
     On June 18, 1991, the U.S. Environmental Protection Agency ("EPA") issued a Finding of Violation and Order to the Company and DCI relating to the alleged failure of the Company and DCI to comply with the federal categorical pretreatment standards arising from the city of San Jose, California's pretreatment program. The Order requires the Company and DCI to comply with all Federal categorical pretreatment standards and to take further actions to maintain permanent compliance. Since 1992, the Company and DCI have worked with the U.S. Department of Justice ("DOJ") and the EPA to settle this matter. A Consent Decree was entered by the U.S. District Court, Northern District of California on March 30, 1995. Under the terms of the Consent Decree, National and DCI agreed to pay a civil penalty in the amount of $50,000 and perform three Supplemental Environmental Projects ("SEPs"), the costs of which are estimated at $445,000. The $50,000 civil penalty has been paid. In the event the Company and DCI do not perform any or all of the SEPs by March 30, 1997, stipulated penalties in the amounts of $62,517, $55,303, and/or $96,180 (the respective amounts for each of the SEPs) must be paid to the EPA.
     The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the EPA. The Company has agreed in principle with the RWQCB to a site remediation plan. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                      Current Title                           Age *
- ----                      -------------                           ---

Richard M. Beyer (1)      Executive Vice President and
                          Chief Operating Officer                  47

Patrick J. Brockett (2)   President, International Business Group  48

Charles P. Carinalli (3)  Senior Vice President and                47
                          Chief Technical Officer

John M. Clark III (4)     Senior Vice President, General Counsel   46
                          and Secretary

Brian L. Halla (5)        Chairman of the Board, President and     49
                          Chief Executive Officer

Donald Macleod (6)        Executive Vice President, Finance and    47
                          Chief Financial Officer

Kirk P. Pond (7)          Executive Vice President                 51

*  all information as of May 26, 1996

Business Experience During Last Five Years
- ------------------------------------------

(1) Mr. Beyer joined the Company in February 1993 and served as President of the Communications and Computing Group until being named Executive Vice President and Chief Operating Officer in June 1995. Prior to joining the Company, Mr. Beyer was Vice President and General Manager of the Switching Systems Division of Rockwell International Corporation. Mr. Beyer left the Company in June 1996 after the end of the fiscal year.

(2) Mr. Brockett joined the Company in September 1979. Prior to becoming President, International Business Group in February 1993, he had held positions as Corporate Vice President, International Business Group; Vice President, North America Business Center; Vice President and Managing Director, European Operations; and Vice President and Director of European Sales. Mr. Brockett was named Executive Vice President, Worldwide Sales and Marketing in June 1996 after the end of the fiscal year.

(3) Mr. Carinalli joined the Company in June 1970. Prior to becoming Senior Vice President and Chief Technical Officer in February 1993, he was Executive Vice President, Communications and Computing Group and Chief Technical Officer. Prior to that, he had held positions as Vice President, Integrated Systems Group; Group Director, Integrated Systems Group; and Director of Technology, Advanced
Digital Products.

(4) Mr. Clark joined the Company in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April 1992, he had held positions as Associate General Counsel, Vice President and
Assistant Secretary.

(5) Mr. Halla joined the Company in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to joining the
Company, Mr. Halla had held positions at LSI Logic Corporation as
Executive Vice President, LSI Logic Products; Senior Vice President and General

Manager, Microprocessor/DSP Products Group; and Vice
President and General Manager, Microprocessor Products Group.

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

(7) Mr. Pond joined the Company as an employee of Fairchild Semiconductor Corporation ("Fairchild") when Fairchild was acquired by the Company in October 1987. Prior to being named Executive Vice President in May 1996, he had held positions as Executive Vice President and Chief Operating Officer; Co-President, Standard Products Group; and Vice President, Digital Logic Division. Mr. Pond was named President of the Fairchild Semiconductor organization for the Company's logic, memory and discrete businesses in June 1996.

     Executive officers serve at the pleasure of the Company's Board of Directors. There is no family relationship among any of the Company's directors and executive officers.

                                PART II
                                -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

See information appearing on pages 32, 34-35, 40 and 43 under the captions "Debt", "Shareholders' Equity", "Financial Information by Quarter (Unaudited)" and "Common Stock Data" of the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 19, 1996 was $14.375. At July 19, 1996, the number of record holders of the Company's common stock was 12,900.

ITEM 6. SELECTED FINANCIAL DATA

See "Five-Year Selected Financial Data" on page 15 of the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

See "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 16 through 21 of the registrant's 1996 Annual Report to Shareholders which is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements described in Item 14(a)1 of Part IV of this report are incorporated herein by reference.
     The "Financial Information by Quarter (Unaudited)," appearing on page 40 of the registrant's 1996 Annual Report to Shareholders, is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                PART III
                                --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, in the registrant's Proxy Statement for the 1996 annual meeting of shareholders to be held on or about September 27, 1996 and which will be filed in definitive form pursuant to Regulation 14a on or about August 20, 1996 (hereinafter "1996 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in
Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1996 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1996 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1996 Proxy Statement is incorporated herein by reference.

                                 PART IV
                                 -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)1.  Financial Statements
- ---------------------------
The following items appearing in the 1996 Annual Report to Shareholders are incorporated by reference into Part II of this report:

                                                 Pages in 1996 Annual
                                                Report to Shareholders
                                                ----------------------

Consolidated Balance Sheets at May 26, 1996               22
and May 28, 1995.

Consolidated Statements of Operations for each            23
of the years in the three-year period ended
May 26, 1996.

Consolidated Statements of Shareholders' Equity           24
for each of	the years in the three-year period
ended May 26, 1996.

Consolidated Statements of Cash Flows for each            25
of the yearS in the three-year period ended
May 26, 1996.

Notes to Consolidated Financial Statements.             26-40

Independent Auditors' Report.                             41


                                                       Pages in
(a)2.  Financial Statement Schedule                  this document
- -----------------------------------                  -------------
For the three years ended May 26, 1996:

Independent Auditors' Report                              16
Schedule II  --  Valuation and Qualifying Accounts        17

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

(a)3.  Exhibits
- ---------------
The exhibits listed in the accompanying Index to Exhibits on pages 20 to 22 of this report are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K
- ------------------------
A report on Form 8-K concerning the Company's announcement to reduce the worldwide work force by approximately 400 people, primarily in Santa Clara headquarters, was filed on April 2, 1996. This work force reduction, plus related equipment write offs, was expected to result in a one-time charge of $20 million to $25 million for the fourth quarter of fiscal 1996. The date of the reported event was April 2, 1996. No financial statements were filed with the Form 8-K.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation:


Under date of June 5, 1996, except as to the second paragraph of Note 15 which is as of July 9, 1996, we reported on the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 26, 1996, and May 28, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 26, 1996, as contained in the 1996 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the May 26, 1996 annual report on Form 10-K of National Semiconductor Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule as listed under item 14(a)2. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                                KPMG PEAT MARWICK LLP




San Jose, California
June 5, 1996

                     NATIONAL SEMICONDUCTOR CORPORATION

               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                              (in millions)

                        Deducted from receivables
                    in the consolidated balance sheets

                                  Doubtful      Returns and
Description                       Accounts      Allowances     Total
- -----------                       --------      -----------    -----

Balances at May 30, 1993          $   3.5        $   29.5   $   33.0
Additions charged against revenue      -            193.2      193.2
Deductions                           (0.5) (1)     (191.9)    (192.4)
                                    ------         -------    -------
Balances at May 29, 1994              3.0            30.8       33.8

Additions charged against revenue      -            214.1      214.1
Deductions                           (0.6) (1)     (213.6)    (214.2)
                                     -----         ------    -------
Balances at May 28, 1995              2.4            31.3       33.7

Additions charged against revenue      -            225.3      225.3
Additions (Deductions)                0.1 (1)      (224.1)    (224.0)
                                     -----         -------    -------
Balances at May 26, 1996          $   2.5        $   32.5   $   35.0

________________________________________________


(1)     Doubtful accounts written off, less recoveries.

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL SEMICONDUCTOR CORPORATION

Date: August 5, 1996              By:  /S/  BRIAN L. HALLA
                                       -------------------
                                       Brian L. Halla
                                       Chairman of the Board, President
                                       and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 5th day of August 1996.

Signature                              Title


/S/  BRIAN L. HALLA                    Chairman of the Board, President
     --------------                    and Chief Executive Officer
     Brian L. Halla                    (Principal Executive Officer)

/S/  DONALD MACLEOD*                   Executive Vice President, Finance
     --------------                    and Chief Financial Officer
     Donald Macleod                    (Principal Financial Officer)

/S/  RICHARD D. CROWLEY, JR.*          Vice President and Controller
     -----------------------           (Principal Accounting Officer)
     Richard D. Crowley

/S/  GARY P. ARNOLD*                   Director
     --------------
     Gary P. Arnold

/S/  ROBERT BESHAR*                    Director
     -------------
     Robert Beshar

/S/  MODESTO A. MAIDIQUE*              Director
     -------------------
     Modesto A. Maidique

/S/  EDWARD R. McCRACKEN*              Director
     -------------------
     Edward R. McCracken

/S/  J. TRACY O'ROURKE*                Director
     -----------------
     J. Tracy O'Rourke

/S/  CHARLES E. SPORCK*                Director
     -----------------
     Charles E. Sporck

/S/  DONALD E. WEEDEN*                 Director
     ----------------
     Donald E. Weeden

*By    /S/  BRIAN L. HALLA
       -------------------
       Brian L. Halla, Attorney-in-fact

                     CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


	We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55699, 33-55703, 33-55715, 33-
61377, and 33-61381 on Form S-8 of National Semiconductor Corporation and subsidiaries of our report dated June 5, 1996, except as to the second paragraph of Note 15 which is as of July 9, 1996, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 26, 1996, and May 28, 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 26, 1996, which report appears on page 41 of the 1996 National Semiconductor Corporation Annual Report to Shareholders ("National Annual Report") and is incorporated by reference in the May 26, 1996 annual report on Form 10-K of National Semiconductor Corporation and our report dated June 5, 1996, on the related financial statement schedule which appears on page 16 of the 1996 annual report on Form 10-K. Our report which appears in the National Annual Report refers to a change in the method of accounting for depreciation and a change in accounting for certain costs in inventory.



							KPMG PEAT MARWICK LLP


San Jose, California
August 5, 1996

                            INDEX TO EXHIBITS
                              Item 14(a) (3)
The following documents are filed as part of this report:
1.    Financial Statements: reference is made to the Financial
      Statements described under Part IV, Item 14(a) (1).
2.    Other Exhibits:

Designation    Description of Exhibit

3.1 Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994. (incorporated by reference from the Exhibits to the Company's 10-K filed July 27, 1995).

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's 10-K filed July 27, 1995).

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective
      October 5, 1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to the Company's Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995).

4.3 Indenture dated as of September 15, 1995 (incorporated by reference from the Exhibits to the Company's Registration
      Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.4 Registration Rights Agreement dated as of September 21, 1995 (incorporated by reference from the Exhibits to the Company's
      Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.5 Form of Note (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

10.1  Management Contract or Compensatory Plan or Arrangement:
      Executive Officer Incentive Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 30, 1994 filed on August 10, 1994). 1996 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-K filed July 27, 1995).

10.2 Management Contract or Compensatory Plan or Arrangement: Stock Option Plan, as amended through January 9, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-61377, which became effective July 28, 1995).

10.3  Management Contract or Compensatory Plan or Arrangement:
      Benefit Restoration Plan as amended through January 1, 1995. (incorporated by reference from the Exhibits to the Company's 10-Q filed March 27, 1995).

10.4  Management Contract or Compensatory Plan or Arrangement:
      Promissory Note and Agreement with Peter J. Sprague (incorporated by reference from the Exhibits to the Company's Form 10-K filed August 22, 1991). Amendment Letter dated November 30, 1993 (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994). Agreement with Peter J. Sprague dated May 17, 1995. Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995. (incorporated by reference from the Exhibits to the Company's 10-K filed July 27, 1995).

10.5  Management Contract or Compensatory Plan or Arrangement:
      Airplane Use Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-Q filed March 18, 1994). Amendment No. 1 to Airplane Use Agreement with Gilbert F. Amelio doing business as Aero Ventures (incorporated by reference from the Exhibits to the Company's 10-Q filed December 14, 1994).

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

10.8  Management Contract or Compensatory Plan or Arrangement:
      Performance Award Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on form S-8 Registration No. 33-55699 which became effective September 30,1994).

10.9  Management Contract or Compensatory Plan or Arrangement:
      Consulting Agreement with Harry H. Wetzel (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994).

10.10 Management Contract or Compensatory Plan or Arrangement:
      Preferred Life Insurance Program (incorporated by reference from the Exhibits to the Company's 10-K filed July 28, 1994).

10.11 Management Contract or Compensatory Plan or Arrangement:
      Retired Officers and Directors Health Plan. (incorporated by reference from the Exhibits to the Company's 10-K filed July 27, 1995).

10.12 Management Contract or Compensatory Plan or Arrangement:
      Terms of Employment Offered Brian L. Halla.

10.13 Management Contract or Compensatory Plan or Arrangement:
      Restricted Stock Agreement with Brian L. Halla.

10.14 Management Contract or Compensatory Plan or Agreement:
      Settlement Agreement and General Release with Ellen M.
      Hancock.

10.15 Management Contract or Compensatory Plan or Agreement:
      Settlement Agreement and General Release with Richard M.
      Beyer.

10.16 Management Contract or Compensatory Plan or Agreement:
      Retention Agreement with Kirk P. Pond.

11.0 Computation of Earnings (Loss) per share assuming full dilution.

13.0 Portions of the Annual Report to Shareholders for the fiscal year ended May 26, 1996 (to be deemed filed only to the extent required by the instructions to Exhibits for reports on Form 10-K).

21.0  List of Subsidiaries.

23.0  Consent of Independent Auditors (included in Part IV).

24.0  Power of Attorney.

27.0  Financial Data Schedule.

                                                         Exhibit 11.0

                   NATIONAL SEMICONDUCTOR CORPORATION
       CALCULATION OF EARNINGS PER SHARE-ASSUMING FULL DILUTION (1)
                 (in millions, except per share amounts)

                                                    Year ended
                                          -----------------------------
                                           May 26,    May 28,    May 29,
                                            1996       1995       1994
                                           ------     ------     ------
Net income before cumulative
  effect of accounting change
  (reflecting adjustment for interest on
  convertible notes)                       $191.2     $264.2     $259.1
Cumulative effect of accounting change         -          -         4.9
                                           ------      -----     ------
Net income                                 $191.2     $264.2     $264.0
                                           ======     ======     ======
Number of shares:
 Weighted average common shares outstanding 129.3      121.4      113.0
 Weighted average common equivalent shares,
   net of tax benefit                         3.2        3.8        8.4
                                            -----      -----     ------
Weighted average common and common
 equivalent shares                          132.5      125.2      121.4
Additional weighted average common
 equivalent shares assuming full dilution      -         0.1        0.4
Shares issuable from assumed
 conversion of preferred shares               6.1       12.2       19.6
Shares issuable from assumed
 conversion of convertible notes              4.0         -          -
                                            -----       ----      -----
Weighted average common and common
 equivalent shares assuming full dilution   142.6 (1)  137.5      141.4
                                            =====      =====      =====
Earnings per share:
 Net income assuming full dilution
  before cumulative effect of
  accounting change                        $ 1.34     $ 1.92     $ 1.83
Cumulative effect of accounting chang          -          -        0.04
                                           ------     ------     ------
Net income                                 $ 1.34     $ 1.92     $ 1.87
                                           ======     ======     ======
______________________________________________

(1) For fiscal 1996, this calculation is submitted in accordance with Regulation S-K Item 601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

                                                           Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 26, 1996, all of which are included in the consolidated financial statements of the registrant:

                                State or                    Percent of
                                 other       Other country     voting
                              jurisdiction     in which     securities
                                  of         subsidiary is    owned by
Name                         incorporation     registered     National
- ----                         -------------     ----------     -------
Dynacraft, Inc.                California                        100%
National Semiconductor         Delaware                          100%
  International, Inc.
DTS Caribe, Inc.               Delaware                          100%
N.S. Publications, Inc.        Delaware                          100%
Fairchild Semiconductor Corp.  Delaware                          100%
Comlinear Corporation          Delaware                          100%
National Semiconductor         France                            100%
  France S.A.R.L.
National Semiconductor GmbH    Germany           Belgium         100%
National Semiconductor         Israel                            100%
  (I.C.) Ltd.
National Semiconductor Sp.A.   Italy                             100%
National Semiconductor A.B.    Sweden                            100%
National Semiconductor         Great Britain     Denmark/        100%
  (U.K.) Ltd.                                Ireland/ Finland/
                                               Norway/ Spain
Fairchild Semiconductor Ltd.   Great Britain                     100%
National Semiconductor         Netherlands                       100%
  Benelux B.V.
National Semiconductor B.V.    Netherlands                       100%
National Semiconductor         Switzerland                       100%
  International
  Finance S.A.
Natsem India Designs Pvt. Ltd. India                             100%
National Semiconductor         Australia                         100%
  (Australia)  Pty. Ltd.
National Semiconductor         Hong Kong                         100%
  (Hong Kong) Limited
National Semiconductor         Hong Kong          Taiwan         100%
  (Far East) Limited
National Semiconductor (HK)    Hong Kong       Philippines       100%
  Distribution Ltd.
NSM International Limited      Hong Kong                          50%
National Semiconductor         Hong Kong                          51%
  Sunrise Hong Kong Limited
National Semiconductor         Japan                             100%
  Japan Ltd.
National Semiconductor         Malaysia                          100%
  SDN. BHD.

National Semiconductor         Malaysia                          100%
  Technology SDN. BHD.
Dynacraft SDN. BHD.            Malaysia                          100%
Dynacraft Asia Pacific
   SDN. BHD.                   Malaysia                          100%
National Semiconductor Pte.    Singapore                         100%
  Ltd.
National Semiconductor         Singapore                         100%
  Asia Pacific Pte. Ltd.
National Semiconductor         Singapore                         100%
  Singapore Manufacturer
  Pte. Ltd.
Dynacraft Asia Pacific
  Pte. Ltd.                    Singapore                         100%
National Semiconductor
  Sunrise of Shanghai          People's Republic
  Limited                       of China                          51%
National Semiconductor         Canada                            100%
  Canada Inc.
National Semicondutores        Brazil                            100%
  de America Do Sul Ltda.
Electronica NSC de Mexico,     Mexico                            100%
  S.A. de C.V.
ASIC Limited                   Bermuda                           100%

                                                          EXHIBIT 10.12

                 TERMS OF EMPLOYMENT OFFERED BRIAN L. HALLA
                 ------------------------------------------


1. Elected to positions of Chairman, President and Chief Executive Officer effective May 3, 1996.

2.     Salary per annum: $650,000.

3.     Granted 500,000 shares of stock on May 3, 1996.
       Granted 500,000 shares of stock on May 27, 1996.
       Option Terms: Ten years and one day, fully vested six months after grant date

4. Issued 200,000 shares of restricted stock; vesting 25% per year over four years from May 3, 1996.

5. Participate in the Company's Executive Officer Incentive Plan beginning fiscal 1997, with target incentive at 100% of base salary. Guaranteed minimum incentive payment of $650,000 for fiscal 1997.

6. Participate in the Company's Performance Award Plan beginning fiscal 1997, with target units for Cycle V set at 37,000 units.

7.     Eligible to participate in all other Company benefit plans.

                                                          EXHIBIT 10.13

                      NATIONAL SEMICONDUCTOR CORPORATION

                          RESTRICTED STOCK AGREEMENT


          THIS RESTRICTED STOCK AGREEMENT, dated as of May 3, 1996 (the "Award Date"), is made by and between NATIONAL SEMICONDUCTOR
CORPORATION, a Delaware corporation (the "Company"), and BRIAN L. HALLA, an Employee of the Company (the "Employee"):

          WHEREAS, the Company's Board of Directors has determined that it would be to the advantage and best interest of the Company and its stockholders to issue the shares of Restricted Stock provided for herein to the Employee to induce Employee to join the Company, and has advised the Company thereof and instructed the Secretary of the Company to issue said Restricted Stock;

          NOW, THEREFORE, in consideration of the mutual covenants herein contained and other good and valuable consideration, receipt of which is hereby acknowledged, the parties hereto do hereby agree as follows:

1.     Definitions
       -----------

       Whenever used in this Agreement, the following terms shall have the meaning set forth below.

Common Stock:  The Company's common stock par value $0.50 per share.

Disability: Inability to perform any services for the Company and eligible to receive disability benefits under the standards used by the Company's disability benefit plans or any successor plan thereto.

Restricted Stock: Common Stock issued pursuant to the terms of this Agreement.

Restrictions: Reacquisition and transferability restrictions imposed upon Restricted Stock under this Agreement.

Termination of Employment: The time when the employer-employee relationship between the Employee and the Company is terminated for any reason, with or without cause, including but not limited to a termination by resignation, discharge, death or Disability.

Vested Shares: Shares of Restricted Stock that become unrestricted shares of Common Stock, as provided in Section 3.A.

2.    Issuance of Restricted Stock
      ----------------------------

     A. In consideration of Employee's agreement to become employed by the Company and for other good and valuable consideration which the Board of Directors has determined to be equal to the par value of its Common Stock, on the Award Date the Company issues to the Employee 200,000 shares of its Common Stock, upon the terms and conditions set forth in this Agreement.

     B. Nothing in this Agreement shall confer upon the Employee any right to continue in the employ of the Company.

3.     Restrictions
       ------------

     A. The shares of Restricted Stock issued to the Employee shall be subject to the restrictions on transferability provided in Section 4.B. In addition, the Restricted Stock is subject to reacquisition by the Company without payment of any consideration to the Employee immediately upon a Termination of Employment; provided, however, that no reacquisition shall occur in the event of a Termination of Employment because of the Employee's Disability or death, in which event all shares of Restricted Stock shall immediately fully vest and all Restrictions shall immediately expire. Further, all restrictions on the Restricted Stock issued to Employee hereunder shall expire with respect to twenty-five percent (25%) of such shares on the first anniversary of the Award Date, at which time said shares shall become Vested Shares. Thereafter, all Restrictions shall expire with respect to an additional twenty-five percent (25%) of the originally issued shares on each subsequent anniversary of the Award Date. The Restrictions limiting transferability and subjecting the Restricted Stock to reacquisition by the Company shall not apply to any Vested Shares held by the Employee.

     B. Certificates representing shares of Restricted Stock issued pursuant to this Agreement shall, until all Restrictions lapse and new certificates are issued pursuant to Section 3.C, bear the following legend:

THE SECURITIES REPRESENTED BY THIS CERTIFICATE ARE SUBJECT TO CERTAIN VESTING REQUIREMENTS AND MAY BE SUBJECT TO REACQUISITION BY THE COMPANY UNDER THE TERMS OF THAT CERTAIN RESTRICTED STOCK AGREEMENT BY AND BETWEEN NATIONAL SEMICONDUCTOR CORPORATION (THE "COMPANY") AND THE HOLDER OF THE SECURITIES. PRIOR TO VESTING OF OWNERSHIP IN THE SECURITIES, THEY MAY NOT BE, DIRECTLY OR INDIRECTLY, OFFERED, TRANSFERRED, SOLD, ASSIGNED, PLEDGED, HYPOTHECATED OR OTHERWISE DISPOSED OF UNDER ANY CIRCUMSTANCES. COPIES OF THE ABOVE REFERENCED AGREEMENT ARE ON FILE AT THE OFFICES OF THE

COMPANY AT 2900 SEMICONDUCTOR DRIVE, M/S 16-135, SANTA CLARA, CA 95051.

     C. Upon the vesting of the shares of Restricted Stock and subject to Section 4.C and payment of taxes as required by Section 4.J, the Company shall cause new certificates to be issued with respect to the Vested Shares and delivered to the Employee or his legal representative, free from legend and any other Restrictions. Vested Shares shall cease to be Restricted Stock subject to the terms and conditions of this Agreement.

     D. Upon the merger or consolidation of the Company into another corporation, the acquisition by another corporation or person (excluding any employee benefit plan of the Company or any trustee or other fiduciary holding securities under an employee benefit plan of the Company) of all or substantially all of the Company's assets or 51% or more of the Company's then outstanding voting stock, or the liquidation or dissolution of the Company, all shares of Restricted Stock shall fully vest and all Restrictions on the Restricted Stock shall immediately expire.

     E. In the event that the outstanding shares of the Company's Common Stock are changed into or exchanged for a different number or kind of shares or other securities of the Company or of another corporation pursuant to a merger of the Company into another corporation, or the exchange of all or substantially all of the assets of the Company for the securities of another corporation, or the acquisition by another corporation or person (excluding any employee benefit plan of the Company or any trustee or other fiduciary holding securities under an employee benefit plan of the Company) of 51% or more of the Company's then outstanding voting stock, or the liquidation or dissolution of the Company, or a stock split-up or stock dividend, such new, additional or different shares or securities which are held or received by the Employee in his or her capacity as a holder of Restricted Stock shall be considered to be Restricted Stock and shall be subject to all of the Restrictions.

4.     Miscellaneous
       -------------

     A. The Company's Board of Directors has the power to interpret this Agreement and all other documents relating to the Restricted Stock issued hereunder. All actions taken and all interpretations and determinations made by the Board of Directors in good faith shall be final and binding upon the Employee, the Company and all other interested persons. No member of the Board of Directors shall be personally liable for any action, determination or interpretation made in good faith.

     B. No Restricted Stock or any interest or right therein or part thereof shall be liable for the debts, contracts or engagements of the Employee or his successors in interest or shall be subject to disposition by transfer, alienation, anticipation, pledge, encumbrance, assignment or any other means whether such disposition is voluntary or involuntary or by operation of law by judgment, levy, attachment, garnishment or any other legal or equitable proceedings (including bankruptcy), and any attempted disposition thereof shall be null and void and of no effect; provided, however, that this Section 4.B shall not prevent transfers by will or by applicable laws of descent and distribution.

     C. The Company shall not be required to issue or deliver any certificate or certificates for shares of stock pursuant to this Agreement prior to fulfillment of all of the following conditions:

          (i) The admission of such shares to listing on all stock exchanges on which such class of stock is then listed; and

          (ii) The completion of any registration or other qualification of such shares under any state or Federal law or under rulings or regulations of the Securities and Exchange
     Commission or of any other governmental regulatory body, which the Board of Directors shall, in its absolute discretion, deem necessary or advisable; and

          (iii) The obtaining of any approval or other clearance from any state or Federal governmental agency which the Board of Directors shall, in its absolute discretion, determine to be necessary or advisable; and

          (iv) Subject to the provisions of Section 4.J, the payment by the Employee of all amounts required to be withheld under federal, state and local tax laws, with respect to the issuance of Restricted Stock and/or the lapse or removal of any of the Restrictions.

     D. The Secretary of the Company shall retain physical custody of the certificates representing Restricted Stock, including shares of Restricted Stock issued pursuant to Section 3.E, until all of the Restrictions expire or are removed.

     E. Any notice to be given under the terms of this Agreement to the Company shall be addressed to the Company in care of its Secretary, and any notice to be given to the Employee shall be addressed to him at the address given beneath Employee's signature hereto. By a notice given pursuant to this Section 4.E, either party may designate a different address for notices to be given to it. Any notice which is required to be given to the Employee shall, if the Employee is then deceased, be given to the Employee's personal representative if such representative has previously informed the Company of his or her status and address by written notice under this Section 4.E. Any notice shall have been deemed duly given when enclosed in a properly sealed envelope or wrapper addressed as aforesaid, deposited (with postage prepaid) in a post office or branch post office regularly maintained by the United States Postal Service.

     F. Upon delivery of the shares of Restricted Stock to the Secretary pursuant to Section 4.D, the Employee shall have all the rights of a stockholder with respect to said shares, subject to the Restrictions herein (including the provisions of Section 4.J), including the right to vote the shares and to receive all dividends or other distributions paid or made with respect to the shares.

     G. Titles are provided herein for convenience only and are not to serve as a basis for interpretation or construction of this Agreement.

     H. This Agreement shall be administered, and the Restricted Stock shall be issued, only in such a manner as to conform to all applicable laws, rules and regulations.

     I. This Agreement may be amended only by a writing executed by the parties hereto which specifically states that it is amending this Agreement.

     J. The Company's obligation to issue or deliver to the Employee any certificate or certificates for unrestricted shares of stock or to pay to the Employee any dividends or make any distributions with respect to the Restricted Stock is expressly conditioned upon receipt from the Employee, on or prior to the date the same is required to be withheld, of:

     (i) Full payment (in cash or by check) of any amount that must be withheld by the Company for federal, state and/or local tax purposes; or

     (ii) Subject to the consent of the Board of Directors and Section 4.J(iii), full payment by delivery to the Company of unrestricted shares of the Company's Common Stock previously owned by the Employee duly endorsed for transfer to the Company by the Employee with an aggregate fair market value (determined, as applicable, as of the date of the lapse of the Restrictions or vesting, or as of the date of the distribution) equal to the amount that must be withheld by the Company for federal, state and/or local tax purposes; or

     (iii) With respect to the withholding obligation for shares of Restricted Stock that become unrestricted shares as of a Vesting Date and subject to the consent of the Board of Directors and to the timing requirements set forth in this Section 4.J(iii), full payment by retention by the Company of a portion of such shares of Restricted Stock which become unrestricted or vested with an aggregate fair market value (determined as of the Vesting Date) equal to the amount that must be withheld by the Company for federal, state and/or local tax purposes.

     (iv) Any combination of payments provided for in the foregoing subsections (i), (ii) or (iii).

     K. The laws of the State of Delaware shall govern the interpretation, validity, administration, enforcement and performance of the terms of this Agreement regardless of the law that might be applied under principles of conflicts of laws.

IN WITNESS HEREOF, this Agreement has been executed and delivered by the parties hereto.
                                      NATIONAL SEMICONDUCTOR CORPORATION

                                          By   //S// JOHN M. CLARK III
                                                     -----------------
                                            Its  Senior Vice President
                                                 ---------------------
  //S// BRIAN L. HALLA
        --------------
Employee Signature

BRIAN L. HALLA
- ----------------------
Print Name of Employee

                                                          EXHIBIT 10.14


                 SETTLEMENT AGREEMENT AND GENERAL RELEASE
                 ----------------------------------------


     This Settlement Agreement and General Release (hereinafter
"Agreement") is entered into as of this 10th day of May, 1996, by and between Ellen M. Hancock (hereinafter "Employee") and National
Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Employee and the Company have agreed that her active employment at the Company will be terminated effective as of May 10, 1996; and

     WHEREAS, Company desires to provide termination benefits to Employee on the terms specified herein; and

     WHEREAS, Company and Employee acknowledge that the termination benefits specified herein are greater than Employee would otherwise be entitled to upon termination of her employment; and

     WHEREAS, Company and Employee desire to settle fully and finally any differences between them;

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Effective as of May 10, 1996, Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held as an officer of the Company or any of its subsidiaries on or before May 10, 1996.

     2. Subject to the limitation set forth below, the Company will continue to pay Employee's salary (at current levels) and all associated benefits as if Employee were an active employee through November 29, 1996. If Employee accepts full-time employment prior to such date, Employee shall so notify Company's Vice President, Human Resources and Company shall pay to Employee in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through November 29, 1996. The Company's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on November 29, 1996 or the date salary and benefits otherwise end. This date shall be referred to as the "Termination Date."

     3. Employee will be eligible for the Executive Officers Incentive Plan ("EOIP") award for fiscal year 1996 (prorated from Employee's original date of hire), which award will be paid based on the Accomplishment Score for fiscal 1996 and will be paid in accordance with the provisions of the EOIP at the same time all other participants receive their payments. Employee will not be eligible for EOIP for fiscal year 1997.

     4. Employee will be credited with twelve (12) months of service toward any payment of Cycle IV of the Performance Award Plan ("PAP").
If PAP awards are made for Cycle IV, Employee will receive an award prorated as applicable in accordance with the provisions of the PAP and payment will be made at the same time all other participants receive their payments.

     5. For a period ending on the earlier of November 29, 1996 or Employee's acceptance of full-time employment, Company agrees to provide Employee, at no cost, with Key Executive career transition services through Right Associates, 19925 Stevens Creek Boulevard, Suite 174, Cupertino, CA 95014.

     6. In the event Employee moves back to her home in Connecticut within twelve (12) months of the date hereof, Company will pay the costs of such a move in accordance with its standard relocation policy (excluding per diem and temporary housing allowance); provided, however, that Company's obligations under this Paragraph 6 will expire upon Employee's acceptance of full-time employment.

     7. On the Termination Date, Company shall pay Employee any accrued vacation pay to which Employee may be entitled under the Company's vacation program. In addition, Employee shall have the right to exercise on or before ninety (90) days after the Termination Date, any stock options which have vested through the Termination Date.

     8. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to her by the Company on a mutually-agreed schedule.

     9. Employee, her representatives, heirs, successors and assigns do hereby completely release and forever discharge Company, its affiliated, related or subsidiary corporations, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns (hereinafter collectively also referred to as "Company") from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against Company, based upon any act or omission by Company prior to the date of execution of this Agreement by Employee, including, but not limited to, any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Age Discrimination in Employment Act or the California Fair Employment and Housing Act; provided, however, that this paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, any other statutory provision, or the Common Law, Company By-Laws or Company policy.

     10. It is understood and agreed that the preceding Paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee including, without limitation, those arising from or in any way related to her employment by Company or the termination thereof. Therefore, Employee waives any and all rights or benefits which she may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

            A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

     11. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to her employment by Company or the termination thereof.

     12. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written request or consent of Company unless required by law. Nor shall Employee disclose directly or indirectly to any person or organization, except as expressly permitted herein, or required by law, that Employee received any sum of money from Company as a result of the termination of her employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to her immediate family and to her attorney and her financial advisor and/or accountant; provided, however, that Employee shall be obliged to use her best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is further understood and agreed that Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work-related need to know or unless required by law, and Company shall instruct each such person to whom it discloses this Agreement or its contents to refrain from making any disclosure to any other person except as permitted by this Agreement. Company believes that disclosure in its 1996 Proxy Statement may be required by law. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company separated on mutually satisfactory terms.

     13. Employee represents that she has had an opportunity to be represented by Counsel of her own choosing in the negotiation and preparation of this Agreement, that she has had an adequate opportunity to consider the Agreement, that she has carefully read the Agreement, that she is fully aware of and understands its contents and its legal effect, that the preceding paragraphs recite the sole consideration for this Agreement, that all agreements and understandings between Employee and Company are embodied, referenced and expressed herein, and that she enters into this Agreement voluntarily, without coercion, and based on her own judgment and not in reliance upon any oral or written representations or promises made by Company, other than those contained or referenced herein.

     14. Employee (but not Company) shall have the right to reject and revoke this Agreement at any time within twenty-one (21) days of the execution hereof by delivering written notice to that effect to Company's General Counsel. If Employee so notifies Company, this
Agreement and General Release will be void and Employee will not be entitled to receive any benefits hereunder.

     15. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of California. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

     16. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


        EMPLOYEE                     NATIONAL SEMICONDUCTOR CORPORATION

  //S// ELLEN M. HANCOCK               By:  //S// JOHN M. CLARK III
        -----------------------                   ----------------------
                                           Title: Senior Vice President
                                          ----------------------------

                                                          EXHIBIT 10.15

                 SETTLEMENT AGREEMENT AND GENERAL RELEASE
                 ----------------------------------------

     This Settlement Agreement and General Release  (hereinafter
"Agreement") is entered into as of this 11th day of June, 1996, by and between Richard M. Beyer (hereinafter "Employee") and National
Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Employee and the Company have agreed that his active employment at the Company will be terminated effective as of June 11, 1996; and

     WHEREAS, Company desires to provide termination benefits to Employee on the terms specified herein; and

     WHEREAS, Company and Employee acknowledge that the termination benefits specified herein are greater than Employee would otherwise be entitled to upon termination of his employment; and

     WHEREAS, Company and Employee desire to settle fully and finally any differences between them;

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Effective as of June 11, 1996, Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held as an officer of the Company or any of its subsidiaries on or before June 11, 1996.

     2. Subject to the limitation set forth below, the Company will continue to pay Employee's salary (at current levels) and all associated benefits as if Employee were an active employee at least through December 31, 1996. If Employee accepts full-time employment prior to such date, Employee shall so notify Company's Vice President, Human Resources and Company shall pay to Employee in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through December 31, 1996. The Company's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on the date the payment of salary and benefits ends. Whether pursuant to Paragraph 2 or Paragraph 3 hereof, this date shall be referred to as the "Termination Date."

     3. In the event Employee has not become employed on a full-time basis by December 31, 1996, the Company will continue to pay salary and benefits as provided in Paragraph 2 above until such time as Employee does become so employed, provided that in no event shall such payments continue beyond June 30, 1997.

     4. Employee will be eligible for the Executive Officers Incentive Plan ("EOIP") award for fiscal year 1996, which award will be paid based on the Accomplishment Score for fiscal 1996 and will be paid in accordance with the provisions of the EOIP at the same time all other participants receive their payments. Employee will also receive an EOIP payment for FY97 at the Termination Date, such payment to be calculated at Target and prorated from the beginning of FY97 through the Termination Date.

     5. Employee will be credited with service through the Termination Date (but for purposes of this Paragraph 5 not beyond December 31, 1996) toward any payment of Cycle III and IV of the Performance Award Plan ("PAP"). If PAP awards are made for Cycle III or IV, Employee will receive an award prorated as applicable in accordance with the provisions of the PAP and payment will be made at the same time all other participants receive their payments. Employee will not be eligible to participate in Cycle V or any subsequent cycles of the PAP.

     6. For a period ending on the earlier of December 31, 1996 or Employee's acceptance of full-time employment, Company agrees to provide Employee, at no cost, with Key Executive career transition services through Right Associates, 19925 Stevens Creek Boulevard, Suite 174, Cupertino, CA 95014.

     7. On the Termination Date, Company shall pay Employee any accrued vacation pay to which Employee may be entitled under the Company's vacation program. In addition, Employee shall have the right to exercise on or before ninety (90) days after the Termination Date, any stock options which have vested through the Termination Date.

     8. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to him by the Company on a mutually-agreed schedule.

     9. Employee, his representatives, heirs, successors and assigns do hereby completely release and forever discharge Company, its affiliated, related or subsidiary corporations, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns (hereinafter collectively also referred to as "Company") from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against Company, based upon any act or omission by Company prior to the date of execution of this Agreement by Employee, including, but not limited to, any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Age Discrimination in Employment Act or the California Fair Employment and Housing Act; provided, however, that this paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, any other statutory provision, or the Common Law, Company By-Laws or Company policy.

     10. It is understood and agreed that the preceding paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee including, without limitation, those arising from or in any way related to his employment by Company or the termination thereof. Therefore, Employee waives any and all rights or benefits which he may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

          A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

     11. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by Company or the termination thereof.

     12. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written consent of Company unless required by law. Nor shall Employee disclose directly or indirectly to any person or organization, except as expressly permitted herein, or required by law, that Employee received any sum of money from Company as a result of the termination of his employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is further understood and agreed that Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work-related need to know or unless required by law, and Company shall instruct each such person to whom it discloses this Agreement or its contents to refrain from making any disclosure to any other person except as permitted by this Agreement. Company believes that disclosure in its 1996 Proxy Statement may be required by law. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company separated on mutually satisfactory terms.

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

     14. Employee (but not Company) shall have the right to reject and revoke this Agreement at any time within twenty-one (21) days of the execution hereof by delivering written notice to that effect to Company's General Counsel. If Employee so notifies Company, this
Agreement and General Release will be void and Employee will not be entitled to receive any benefits hereunder.

      15. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of California. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

     16. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.


        EMPLOYEE                    NATIONAL SEMICONDUCTOR CORPORATION

  //S// RICHARD M. BEYER               By:   //S// JOHN M. CLARK III
        ---------------------                      ------------------
                                           Title:  Senior Vice President
                                                   ---------------------

                                                           EXHIBIT 10.16

                           RETENTION AGREEMENT

     This Retention Agreement is entered into as of this 2nd day of July, 1996, by and between Kirk P. Pond (hereinafter "Employee") and National Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Company wishes to assign Employee to a new project substantially different than his current job responsibilities; and

     WHEREAS, Company desires to provide additional compensation benefits to Employee as an incentive to accept this assignment; and

      WHEREAS, Employee wishes to accept such assignment on the terms specified herein;

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Assignment. Effective immediately, Employee shall assume full management responsibility for the Company's Logic and Memory Product lines, including all manufacturing operations conducted at the facilities located in South Portland, Maine (other than the 8" facility); Salt Lake City, Utah; and Penang, Malaysia. In addition to responsibility for the day-to-day management of these businesses, Employee agrees to use his best efforts to sell or otherwise dispose of the businesses and their associated assets on terms favorable to the Company, although any final decision on terms of sale (including price) shall be subject to the approval of the Company's CEO and Board of Directors. During the course of this assignment, Employee shall be based in South Portland, Maine, and report directly to the Company's Chief Executive Officer. Employee agrees to devote his full energies to this assignment and further agrees that during the duration of the assignment he will not seek employment with any third party. Solicitation of or acceptance of employment with a purchaser of all or a portion of the business shall not be prohibited under this paragraph provided Employee informs senior management of the Company at the time such discussions are commenced.

     2. Legal Structure. Company and Employee currently contemplate that the Logic and Memory businesses, together with their associated assets, will be placed into a separate wholly-owned subsidiary of the Company, headquartered in South Portland, Maine. In this structure, Employee would serve as the subsidiary's Chief Executive Officer. The parties recognize, however, that the precise legal structure of the businesses is subject to review and part of the Employee's assignment will be to determine what structure is most advantageous to the interests of the Company. So long as any new entity is owned or controlled by the Company, if Employee serves as an officer or director of such entity, the entity shall obtain director and officer liability insurance comparable in scope to that presently held by the Company. Such entity shall also adopt by-law provisions and/or appropriate corporate policies indemnifying officers and directors with respect to claims arising out of their conduct as such, to the full extent such indemnity is permitted by law.

     3. Compensation. Employee shall receive the following compensation and benefits (less any required statutory withholdings):

          (i) During the time that Employee is actively engaged on the assignment described in paragraph 1, Company will continue to pay Employee's salary and all associated benefits at current levels. Company will continue Employee's participation in all current employee benefit plans at current levels, notwithstanding Employee's engagement as an officer or employee of a new subsidiary or other entity.

          (ii) Employee will be eligible to receive bonus payments as provided on Exhibit A.

          (iii) The Company will grant to Employee a stock option for 100,000 shares under the Company's Stock Option Plan, such option to be on the Company's standard option terms, except (a) if Employee remains on the payroll for a period of not less than six
     (6) months after the date of grant, 100% of the shares will vest upon the Effective Date of the Severance Agreement referenced in paragraph 4 hereof (subject to subparagraph 4(v) below) and (b) Employee shall be permitted to retire for purposes of the option exercise provisions of the Employee's Stock Option Agreements if his age plus years of service on the Termination Date (as defined in the Severance Agreement) are equal to or greater than sixty-five (65).

          (iv) Employee will receive an incentive payment upon the completion of a sale of all or any part of the businesses on the terms described in Exhibit B.

     4. Severance. Employee and Company agree to execute the Severance and Release Agreement attached hereto as Exhibit C (the
"Severance Agreement"). The "Effective Date" of the Severance Agreement will be deemed to be the date of the earlier to occur of the following:

          (i) Closing of a transaction for the sale or other disposition of all or substantially all of the Logic and Memory businesses;

          (ii) Company notifies Employee that it is relieving him of further responsibility for the assignment;

          (iii) Employee notifies Company that he is resigning from the assignment. Employee shall give Company not less than thirty (30) days written notice of his intent to resign from the assignment; or

          (iv) If the Company and Employee fail to reach final, written agreement with respect to the matters set forth in either of Exhibit A or Exhibit B within sixty (60) days from the date hereof, Employee shall have the right to notify the Company that he is resigning from the assignment and the Effective Date shall occur whenever such notice is effective.

          (v) In the event the Effective Date of the Severance Agreement is triggered pursuant to subparagraphs 4(i) and 4(ii) above, or, on or after June 1,1997, pursuant to subparagraph 4(iii), all stock options held by Employee other than the option granted under subparagraph 3(iii) will vest one hundred percent (100%) on the Termination Date (as defined in the Severance Agreement), to the extent not previously vested under existing Stock Option Agreements. However, in the event the Effective Date is triggered pursuant to subparagraph 4(iii) prior to June 1, 1997, or pursuant to subparagraph 4(iv), the accelerated vesting provisions in subparagraph 3(iii) will not apply, and all options held by Employee will vest in accordance with the terms of the applicable Stock Option Agreement.

     5.     Tax Indemnity.
          (i)  Income Tax (State):   In the event that any portion of
     the payments specified in paragraphs 3 and 4 above becomes subject to personal income tax in both Maine and California, Company agrees to indemnify and hold Employee harmless to the extent that limitations imposed by the law of either state result in Employee being "double-taxed" under the personal income tax or other similar laws of either jurisdiction. For purposes of this paragraph, "double taxation" shall occur whenever any dollar amount of income of Employee is subjected to state taxation in such a manner that the total of all state income taxes paid with respect to such amount exceed the maximum rate applicable under the Maine or California personal income tax. If a payment is due under this indemnity, Company shall "gross up" such payments to an amount which will make Employee whole after payment of all federal and state taxes imposed on such amount.

          (ii) "Golden Parachute" Excise Tax: Company shall attempt to structure the ownership of the Logic and Memory Business, the employment of Employee, and the payments reflected on Exhibits A and B to avoid any so-called "Golden Parachute" tax or penalty, including, without limitation, the Excess Parachute Excise Tax imposed under Section 4999 of the Internal Revenue Code (collectively, a "Parachute Tax"). If any payments under this Agreement or the Severance Agreement are subjected to a Parachute Tax payable by or imposed on Employee, Company shall indemnify and hold Employee harmless for such taxes. Company shall "gross up" any payments due under this indemnity so that Employee is made whole and receives the indemnified amount in full after payment of all federal and state income taxes imposed on any indemnity payment.

     6.     Entire Agreement.  This Retention Agreement, and the
Exhibits thereto (including the Severance Agreement), constitute the entire agreement and understanding between the parties hereto in reference to all the matters herein agreed upon.

     7. Amendment. This Retention Agreement may not be modified or amended except by written instrument signed by the parties hereto.

     8. Governing Law. The validity, construction and performance of this Agreement shall be governed by the laws of the State of Maine.

     9. Counterpart Originals. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     10. Costs. Company agrees to pay Employee's reasonable legal fees and other professional costs and expenses (such as accountant's fees) incurred in analyzing, negotiating and drafting this Agreement and the agreements described on Exhibits A through C.

EMPLOYEE                            NATIONAL SEMICONDUCTOR CORPORATION


//S// KIRK P. POND                   By:   //S// BRIAN L. HALLA
- --------------------------                 -----------------------------
                                       Title:  Chairman, President & CEO

                                 EXHIBIT A


     The parties agree to negotiate in good faith bonus targets and performance goals within sixty (60) days of the Effective Date. Bonus goals and awards to reflect returns to Company during operation of businesses by Employee as CEO. Bonus at target shall be equal to seventy percent (70%) of base salary and shall not exceed one hundred forty percent (140%) of base.

                                 EXHIBIT B


     The parties agree to negotiate in good faith within sixty (60) days of the date hereof the terms and conditions of the incentive payments to be made to Employee upon the sale of all or any part of the businesses. The terms are expected to be based on the total proceeds (or other value) received by the Company, and the parties anticipate that a mutually-agreeable target on the realistic sales value of the business will result in a target compensation to Employee of approximately $2.5 million, with upside potential reflecting additional value. The parties also agree that there will be a minimum incentive level payable for closing of the transaction regardless of price, or in the event the Company decides not to sell the businesses. It is also understood and agreed that if Employee voluntarily terminates his active work on the assignment before a transaction is closed that the Company will have no obligation to pay such incentive payment, but that provision will have to be made for payment if such a transaction occurs on or prior to the Termination Date following the Company's termination of Employee's work on the assignment.

                               Exhibit C


                 SEVERANCE AGREEMENT AND GENERAL RELEASE
                 ---------------------------------------


     This Severance Agreement and General Release (hereinafter
"Agreement") is entered into as of this ____ day of ____, 199_ (the "Effective Date"), by and between Kirk P. Pond (hereinafter "Employee") and National Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Employee and the Company have entered into a Retention Agreement dated as of June __, 1996 (the "Retention Agreement"); and

     WHEREAS, upon the termination of Employee's active employment engagement under the Retention Agreement the Company desires to provide termination benefits to Employee on the terms specified herein; and

     WHEREAS, Company and Employee acknowledge that the termination benefits specified herein are greater than Employee would otherwise be entitled to upon termination of his employment; and

     WHEREAS, Company and Employee desire to settle fully and finally any differences that may exist between them between them;

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Effective as of the Effective Date, Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held as an officer of the Company or any of its subsidiaries on or before the Effective Date.

     2. Subject to the limitation set forth below, the Company will continue to pay Employee's salary (at current levels) and all associated benefits as if Employee were an active employee for a period of twelve
(12) months following the Effective Date. Company will continue Employee's participation in all current employee benefit plans at current levels, notwithstanding Employee's engagement as an officer or employee of a new subsidiary or other entity. The Company's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on the date the payment of salary and benefits ends. This date shall be referred to as the "Termination Date."

     3. On the Termination Date, Employee shall be paid a bonus amount equal to seventy (70%) percent of annual salary, less any required statutory withholdings.

     4. Employee will be credited with service through the Termination Date toward any payment of Cycle III and IV of the Performance Award Plan ("PAP"). If PAP awards are made for Cycle III or IV, Employee will receive an award (prorated if applicable) in accordance with the provisions of the PAP and payment will be made at the same time all other participants receive their payments. For purposes of this paragraph 4, Employee will be deemed to have terminated employment on the Termination Date pursuant to section 12(c) of the PAP. Employee will not be eligible to participate in Cycle V or any subsequent cycles of the PAP.

     5.     If requested by Employee, Company agrees to provide
Employee, at no cost, with Key Executive career transition services through Right Associates, 19925 Stevens Creek Boulevard, Suite 174,

Cupertino, CA 95014. The Company shall not be obligated to provide such services beyond the Termination Date.

     6. On the Termination Date, Company shall pay Employee any accrued vacation pay to which Employee may be entitled under the Company's vacation program. In addition, for purposes of the Company's Stock Option Plan, the Termination Date shall be the date of employment termination, and Employee shall have the right to exercise any vested options as provided in the applicable Stock Option Agreement(s), as modified by the Retention Agreement.

     7. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to him by the Company within thirty (30) days of the Effective Date.

     8. Employee, his representatives, heirs, successors and assigns do hereby completely release and forever discharge Company, its affiliated, related or subsidiary corporations, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns (hereinafter collectively also referred to as "Company") from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against Company, based upon any act or omission by Company prior to the date of execution of this Agreement by Employee, including, but not limited to, any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Age Discrimination in Employment Act or the California Fair Employment and Housing Act; provided, however, that this paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, any other statutory provision, or the Common Law, Company By-Laws or Company policy. This release shall in no way limit or affect Employee's rights under the Retention Agreement or any other Continuing Agreement (as defined below).

     9. It is understood and agreed that the preceding paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee arising prior to the date hereof, including, without limitation, those arising from or in any way related to his employment by Company or the termination thereof. Therefore, Employee waives any and all rights or benefits which he may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

          A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

     10. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by Company or the termination thereof. This release shall in no way limit or affect Employee's rights under the Retention Agreement or any other Continuing Agreement (as defined below).

     11. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written consent of Company unless required by law. Nor shall Employee disclose directly or indirectly to any person or organization, except as expressly permitted herein, or required by law, that Employee received any sum of money from Company as a result of the termination of his employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is further understood and agreed that Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work-related need to know or unless required by law, and Company shall instruct each such person to whom it discloses this Agreement or its contents to refrain from making any disclosure to any other person except as permitted by this Agreement. Company believes that disclosure in its 1996 Proxy Statement may be required by law. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company separated on mutually satisfactory terms.

     12. Employee represents that he has had an opportunity to be represented by Counsel of his own choosing in the negotiation and preparation of this Agreement, that he has had an adequate opportunity to consider the Agreement, that he has carefully read the Agreement, that he is fully aware of and understands its contents and its legal effect, that the preceding paragraphs recite the sole consideration for this Agreement, that all agreements and understandings between Employee and Company are embodied, referenced and expressed herein, in the Retention Agreement and in the Continuing Agreements (as defined below) and that he enters into this Agreement voluntarily, without coercion, and based on his own judgment and not in reliance upon any oral or written representations or promises made by Company, other than those contained or referenced herein.

     13. Employee shall have the option, on or after the Effective Date, to notify the Company of his election to retire on the Termination Date so long as his age plus years of service with the Company
(including Company-controlled subsidiaries) equals or exceeds sixty-five
(65). "Retire" shall mean the termination of employment with the Company with no intention to engage in a full-time vocation. If
Employee elects to retire, the following rights shall apply:

          (a) the right to defer the receipt of deferred compensation accrued on the Effective Date for up to ten (10) years in accordance with existing Company procedure.

          (b) the right to obtain medical and health insurance coverage pursuant to the terms of the Retired Officer Medical Plan as approved by the Company Board of Directors (and this Agreement shall constitute, to the extent required by such Plan, the consent of the President of the Company to Employee's participation at an age less than fifty-five on the date of retirement);

          (c) the right to leave custody of 401(k) plan assets with the trustee for the Company's 401(k) plan in accordance with the terms of the plan.

     14. Employee (but not Company) shall have the right to reject and revoke this Agreement at any time within twenty-one (21) days of the execution hereof by delivering written notice to that effect to Company's General Counsel. If Employee so notifies Company, this
Agreement and General Release will be void and Employee will not be entitled to receive any benefits hereunder.

     15. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of Maine. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

     16. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

     17. As used herein, the term "Continuing Agreements" shall mean and refer to:

          (i) The Stock Option Plan and all Stock Option Agreements granted to Employee thereunder, as expressly modified as to vesting and option exercise period by the Retention Agreement;

          (ii)  The Retention Agreement;

          (iii)  The Performance Award Plan, as modified herein;

          (iv) Executive Officer Incentive Plan Agreement, as modified herein and in the Retention Agreement; and

          (v) All other employee benefit programs normally provided to active employees, in accordance with Section 2 hereof.

EMPLOYEE                              NATIONAL SEMICONDUCTOR CORPORATION

_________________________             By:  _____________________________

                                      Title:  __________________________

                                                            Exhibit 13.0
NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
5 YEAR SELECTED FINANCIAL DATA
(in millions, except per share amounts)

                        May 26,   May 28,   May 29,   May 30,   May 31,
Years Ended               1996      1995      1994      1993      1992
- -----------             -------   -------   -------   -------   -------
OPERATING RESULTS
Net sales              $2,623.1  $2,379.4  $2,295.4  $2,013.7  $1,717.5
Operating costs and
 expenses               2,409.0   2,095.4   2,020.9   1,893.8   1,861.5
                        -------   -------   -------   -------   -------
Operating income (loss)   214.1     284.0     274.5     119.9    (144.0)
Interest income, net       13.3      14.6      10.9       2.9       5.4
Other income, net          19.8      30.6      18.1      27.1      21.6
                        -------   -------   -------   -------   -------
Income (loss) before
 income taxes and
 cumulative effect of
 accounting change        247.2     329.2     303.5     149.9    (117.0)
Income taxes               61.8      65.0      44.4      19.6       3.1
                        -------   -------   -------   -------   -------
Income (loss) from
 continuing operations
 before cumulative
 effect of accounting
 change                $  185.4  $  264.2   $ 259.1   $ 130.3   $(120.1)
- ------------------------------------------------------------------------
Net income (loss)      $  185.4  $  264.2   $ 264.0   $ 130.3   $(120.1)
- ------------------------------------------------------------------------
Net income (loss) used
 in primary earnings
 per common share
 calculation (reflecting
 preferred dividends,
 if applicable):
Income (loss) from
 continuing operations
 before cumulative effect
 of accounting change  $  179.8  $  253.0  $  240.4  $  113.2  $ (130.1)
Net income (loss)      $  179.8  $  253.0  $  245.3  $  113.2  $ (130.1)
- ------------------------------------------------------------------------
Net income (loss) used
 in fully diluted
 earnings per share
 calculation (reflecting
 adjustment for interest
 on convertible notes
 when dilutive, if applicable):
Income (loss) from
 continuing operations
 before cumulative effect
 of accounting change  $  185.4  $  264.2  $  259.1  $  130.3  $ (120.1)
Net income (loss)      $  185.4  $  264.2  $  264.0  $  130.3  $ (120.1)
- ------------------------------------------------------------------------
Earnings (loss) per
 common share:
From continuing
 operations before
 cumulative effect of
 accounting change:
  Primary              $   1.36  $   2.02  $   1.98  $   0.98  $  (1.24)
  Fully diluted        $   1.34  $   1.92  $   1.83  $   0.98  $  (1.24)
Net income (loss):
  Primary              $   1.36  $   2.02  $   2.02  $   0.98  $  (1.24)
  Fully diluted        $   1.34  $   1.92  $   1.87  $   0.98  $  (1.24)
- ------------------------------------------------------------------------
Weighted average common
 and common equivalent
 shares outstanding:
  Primary                 132.5     125.2     121.4     115.9     104.6
  Fully diluted           138.6     137.5     141.4     115.9     104.6
- ------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR-END
Working capital        $  579.2  $  492.4  $  439.0  $  336.6  $  122.0
Total assets           $2,658.0  $2,235.7  $1,747.7  $1,476.5  $1,148.9
Long-term debt         $  350.5  $   82.5  $   14.5  $   37.3  $   33.9
Total debt             $  372.0  $  106.1  $   30.1  $   47.9  $   45.4
Shareholders' equity   $1,577.2  $1,406.7  $1,105.7  $  837.4  $  539.4
- ------------------------------------------------------------------------
OTHER DATA
Research and
 development expense   $  361.3  $  283.1  $  257.8  $  229.2  $  208.9
Capital additions      $  628.1  $  476.8  $  270.7  $  235.1  $  189.4
Number of employees
 (in thousands)            20.3      22.4      22.3      23.4      27.2
- ------------------------------------------------------------------------

National has paid no cash dividends on its common stock in any of the years presented above.

See Note 1 to the Consolidated Financial Statements regarding certain reclassifications of expenses.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

Results of Operations

National Semiconductor Corporation ("National" or the "Company") recorded sales of $2.6 billion in fiscal 1996 compared to $2.4 billion in fiscal 1995 and $2.3 billion in fiscal 1994. Net income for fiscal 1996 was $185.4 million compared to $264.2 million in fiscal 1995 and $264.0 million in fiscal 1994.
     The decrease in earnings was primarily attributable to a combination of lower than expected revenues and higher costs associated with reduced factory utilization experienced in the second half of the year as the Company and the global semiconductor industry experienced much slower order activity due to over-inventory conditions at its customers and distributors. Results for fiscal 1996 also included one-time charges of $11.4 million related to the acquisition of Sitel Sierra, B.V., a Netherlands company that designs and supplies components and subsystems for the wireless market, and a charge of $19.3 million associated with various cost reduction programs announced in late fiscal 1996 taken to align costs with current market conditions.
     The increase in net income for fiscal 1995 over fiscal 1994 was primarily due to increased sales and improved gross margins offset partially by a higher effective tax rate.

Sales

Sales increased overall by 10 percent in fiscal 1996 over fiscal 1995. While sales growth for the first half of fiscal 1996 was 24 percent over sales for the first half of fiscal 1995, sales for the second half of fiscal 1996 remained flat with sales for the second half of fiscal 1995. Increases in both unit shipments and prices contributed to first half sales growth for fiscal 1996, while decreased unit shipments, primarily to customers in the personal computer and peripherals industry and distributors, together with some modest price declines resulted in lower sales for the second half of the year. Sales for the second half of fiscal 1996 declined 14 percent from sales for the first half of the year. This decline was caused primarily by a general slowdown in new orders as customers and distributors reduced inventories.
     During fiscal 1996, the largest sales growth was in Analog and Mixed Signal products, which increased 17 percent over fiscal 1995. These products continued to drive the overall growth in sales, increasing to 60 percent of total sales in fiscal 1996 as compared to 56 percent in fiscal 1995. Within the Analog and Mixed Signal category, sales for Local Area Network and Wide Area Network markets, including wireless communication products, were major contributors to fiscal 1996 sales growth with increases of 21 percent and 52 percent, respectively, over fiscal 1995 sales. Although sales in fiscal 1996 for other Analog and Mixed Signal products grew by 13 percent overall, sales growth for these products was offset by a decrease in product sales from read channel applications in the Mass Storage market, an area the Company has de-emphasized.
     Sales of Bipolar Logic, CMOS Logic and Memory products were flat compared to fiscal 1995 as the Company continues its strategy to de-emphasize Logic and EPROM Memory products. Sales of these products represented 20 percent of total sales, down from 22 percent for fiscal 1995. Sales for all remaining product lines also represented 20 percent of total sales, down from 22 percent in fiscal 1995. Further discussion is contained in the "Outlook" section relating to the Company's future plans which affect a large portion of these product areas.
     Fiscal 1996 sales increased in all geographic regions over fiscal 1995. The increases were 8 percent for the Americas, 14 percent for Europe, 13 percent for Japan and 9 percent for Asia. The dollar value of foreign currency denominated sales was minimally affected by exchange rates as favorable currency movements in the first half of the year were offset in the second half of the year as the dollar began to strengthen against the Japanese yen and major European currencies. In fiscal 1996, sales in the Americas declined to 42 percent of total sales, while sales for Japan grew to 10 percent of total sales and sales remained consistent at 24 percent each for Europe and Asia.
     During fiscal 1995, sales increased 4 percent over fiscal 1994. Sales in the first half of fiscal 1995 were comparable to the first half of fiscal 1994. During the second half of fiscal 1995, sales grew 8 percent over the second half of fiscal 1994 as additional manufacturing capacity came on line to support increased demand. In addition, customer orders significantly increased in fiscal 1995, especially in the second half of the year, when orders booked ran at rates significantly ahead of revenues.
     Fiscal 1995 sales increased 13 percent and 8 percent in Europe and Japan, respectively, over fiscal 1994. Half of this increase in sales in Europe and Japan resulted from currency movements. Sales in the Americas and Asia were essentially flat with fiscal 1994. Overall, the Americas, Europe, Japan and Asia regions accounted for 43%, 24%, 9% and 24% of total fiscal 1995 sales, respectively.

Gross Margin

Gross margin as a percentage of sales declined to 41 percent in fiscal 1996 from 42 percent in each of fiscal 1995 and 1994 (see Note 1). The primary factor contributing to the decline was reduced factory utilization in the second half of the year due to a slowdown in new orders as customers and distributors reduced inventories coupled with a general increase in operating expenses, including increases in depreciation expense as new equipment was placed in service. As the Company entered fiscal 1996, gross margin for the first half of the year increased to 44 percent due to high product demand, particularly in the higher margin Analog products. Wafer fab capacity utilization reached 91 percent, despite some capacity constraints. In the second half of the year, wafer fab capacity utilization declined to approximately 72 percent as the Company reduced production output in an effort to keep inventories in balance with decreasing demand. This resulted in a decline in gross margin to 37 percent for the second half of the year. The decline in unit volume in the second half of the year was accompanied by modest price declines in older commodity products and some multimarket Analog products such as amplifiers and voltage regulators.
     Fiscal 1995 gross margins remained essentially flat with fiscal 1994 at 42 percent as higher unit volumes and firm pricing in Analog and Mixed Signal products were offset by pricing declines in older, commodity products and, in some cases, declines in unit shipments as well. Overall gross margins remained relatively constant for most operating divisions. Wafer capacity utilization approached 90 percent for most of the year; however, margins were impacted by the Company's difficulties in growing manufacturing capacity to match rapidly rising product demand.

Research and Development

Research and development ("R&D") expenses were $361.3 million for fiscal 1996, or 14 percent of sales, compared to $283.1 million in fiscal 1995, or 12 percent of sales and $257.8 million in fiscal 1994, or 11 percent of sales. The increase in fiscal 1996 reflects the Company's accelerated investment in advanced submicron CMOS process technology, as well as continued investment in the development of new Analog and Mixed Signal based products for applications in the personal systems, communications, consumer and industrial markets. Fiscal 1996 R&D expenses also include an $11.4 million charge for in-process R&D related to the acquisition of Sitel Sierra B.V. during the year.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses increased to $486.8 million, or 19 percent of sales in fiscal 1996 from $433.3 million, or 18 percent of sales in fiscal 1995 and $429.4 million, or 19 percent of sales in fiscal 1994. The increase is primarily attributable to increases in sales support costs and marketing activities proportional to increased sales in the first half of the year, together with increases in contributions to employee compensation and benefit plans, including the employee retirement and savings program and the success sharing incentive plan that commenced in fiscal 1996 for all employees worldwide not already in other bonus or incentive plans. Fiscal 1996 SG&A expenses also include $9.5 million of the $19.3 million one-time charge related to the implementation of various cost reduction programs announced in late fiscal 1996. Although SG&A expenses for the first half of fiscal 1996 increased 22 percent over the first half of fiscal 1995, beginning in the second half of fiscal 1996, the Company reduced SG&A expenses by 11 percent from the first half of the year as certain cost reduction programs were implemented in response to the slowdown in market conditions.

Interest Income and Interest Expense

Net interest income was $13.3 million for fiscal 1996 compared to $14.6 million in fiscal 1995 and $10.9 million in fiscal 1994. While interest income increased in fiscal 1996 primarily due to higher cash balances, the increase was offset by a greater increase in interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in September 1995, as well as other borrowings related to the Company's continued investment in plant and equipment. Net interest income was higher in fiscal 1995 over fiscal 1994 primarily due to an increase in interest income earned from higher average rates on investments, offset partially by $2.5 million of prepayment premiums paid in conjunction with the early retirement of debt.

Income Tax Expense

Income tax expense for fiscal 1996 was $61.8 million compared to $65.0 million in fiscal 1995 and $44.4 million in fiscal 1994. The effective tax rate in fiscal 1996 was 25 percent as compared to approximately 20 percent and 15 percent in fiscal 1995 and 1994, respectively. The increases in the effective tax rates over the last three years are primarily attributable to the exhaustion of certain net operating loss carryovers in various tax jurisdictions.

Foreign Operations

The Company has manufacturing facilities in Southeast Asia and Europe and sales offices throughout the United States, Southeast Asia, Europe and Japan. A portion of the transactions at these facilities are denominated in local currency, which exposes the Company to risk from exchange rate fluctuations. The Company's risk exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Net non-U.S. dollar denominated asset and liability positions are hedged, where practical, using forward exchange and purchased option contracts. The Company's risk exposure from foreign revenue is limited to the Japanese yen and major European currencies, primarily German deutsche marks, French francs and Italian lira. The Company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

Financial Condition

As of May 26, 1996, cash and short-term investments increased to a total $504.3 million from a total of $467.4 million at May 28, 1995. Cash generated from operating activities was $361.4 million in fiscal 1996, down from $438.6 million in fiscal 1995 and $433.7 million in fiscal 1994, principally as a result of the decline in net income in fiscal 1996.
     Cash used for investing activities was $579.0 million in fiscal 1996 compared to $455.0 million in fiscal 1995 and $295.5 million in fiscal 1994. Capital expenditures increased in fiscal 1996 over fiscal 1995 from $476.8 million to $628.1 million as the Company continued to invest in property, plant and equipment to expand its manufacturing capabilities and modernize existing plants. Capital expenditures in fiscal 1996 included continued expansion of a CMOS wafer fabrication facility in Arlington, Texas, construction of an eight-inch 0.35 micron pilot wafer fabrication line at its research and development facility in Santa Clara, expansion of the Company's BiCMOS six-inch wafer fabrication facility in South Portland, Maine and commencement of construction of an eight-inch wafer fabrication facility, also in South Portland.
     The Company's financing activities provided cash of $239.7 million in fiscal 1996 primarily due to proceeds of $253.3 million, net of issuance costs, from the private placement of convertible subordinated notes and $42.4 million from the issuance of common stock, offset by the repurchase of 2,450,000 shares of common stock on the open market for $63.0 million. In fiscal 1995, cash provided by financing activities of $38.6 million was provided by debt proceeds of $157.8 million and $29.4 million from issuance of common stock, offset by $83.0 million of debt repayment and the repurchase of 3,115,600 of common stock on the open market for $54.4 million. The Company also repurchased 500,000 shares of common stock on the open market for $9.5 million in 1994. During 1994, net cash used in financing activities was $17.5 million which consisted primarily of debt repayments, purchases of treasury stock and payment of preferred dividends, offset by issuances of common stock.
     Management foresees significant cash outlays for plant and equipment throughout fiscal 1997. The fiscal 1997 capital expenditure rate is expected to be approximately at the same level as fiscal 1996. Existing cash and investment balances, together with existing lines of credit, are felt to be sufficient to finance fiscal 1997 capital investments.

Outlook

The statements contained in this Outlook and in the Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements.
     The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and more integrated products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required to support products and manufacturing processes. As a result of industry conditions, the Company may experience periodic fluctuations in its operating results.
     Business conditions for the semiconductor industry weakened throughout the second half of fiscal 1996. Distributors and personal computer manufacturers continue to work through inventory corrections. The duration of this inventory correction process is unknown and may have a significant ongoing impact on the Company's future operating results. We have recently seen improving resales in the semiconductor distribution channel in the U.S. market and some improvement in orders from personal computer manufacturers. It appears that the order rates in the industry may have reached the bottom of a down cycle, but the timing and extent of a recovery in revenue growth rates is uncertain. Should the current business conditions continue indefinitely, revenue growth rates expected for fiscal 1997 will be affected and operating results may not achieve levels recorded in fiscal 1996.
     The Company will continue to focus on major customers in the personal systems, communications, industrial and consumer markets. In fiscal 1997, the Company expects to continue its emphasis in Analog and Mixed Signal market opportunities. The Company expects to grow at or above market rates of growth in particular segments of Analog and Mixed Signal, but may not necessarily achieve growth in the more mature commodity markets for Logic and Memory products. Sales growth may also be affected by product pricing, especially in these commodity areas.
     The Company has also experienced a general decline in the rate of growth in orders since the end of fiscal 1995 and the normal seasonal upturn generally experienced by the semiconductor industry during the spring did not materialize in fiscal 1996. Unless the rate of new orders increases, the Company may not be able to achieve the level of sales expected for fiscal 1997. The Company faces the risks that either an upturn for the semiconductor industry may be delayed or that an upturn will not provide new orders at a level sufficient to generate revenue growth. Additionally, the rate of orders and product pricing may be affected by continued and increasing competition and by the growth rates in the personal computer industry.
     While business conditions and overall market pricing have a major influence on gross margin, the Company's planned expansion and modernization of current facilities, improvements in manufacturing efficiency, focus on Analog and Mixed Signal products and introduction of new products are expected to result in gross margin improvement. The Company has committed substantial capital investments to bring new manufacturing capacity on line for fiscal 1997. While management expects to more fully utilize wafer capacity as business conditions return to more normal levels, there is no certainty that the level of demand will be sufficient to fully utilize the additional new capacity when it is brought on line. Failure to improve manufacturing capacity utilization will lead to flat or decreased gross margin for fiscal 1997. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the Company's new eight-inch wafer fabrication facility in South Portland or the wafer fabrication facility expansion in Arlington may result in lower than expected gross margin for fiscal 1997. The Company experienced pricing declines in Logic and Analog commodity products during fiscal 1996 and if this trend continues or some of the Company's other products also become exposed to pricing pressure, the effect may cause deterioration in gross margin in fiscal 1997. The Company's focus is to continue to introduce new products, particularly higher margin Analog and Mixed Signal based products, to reposition its product portfolio so that its is less exposed to the pricing declines of older commodity products. If the development of new products is delayed or their market acceptance is below expectations, there may be a decrease in the Company's gross margin for fiscal 1997.
     Although the Company believes that continued focused investment in research and development is a key factor to the Company's successful growth, ongoing research and development spending for fiscal 1997 is not currently expected to exceed fiscal 1996 levels. National's product portfolio, particularly products in the personal systems and communications area, have short product life cycles and successfully developing and introducing new products is critical to the Company's ability to maintain a competitive position in the marketplace. The Company's ability to achieve strong financial performance is also dependent on the development of new manufacturing processes and the timely development and market acceptance of new products. The Company also expects overall SG&A expenses for fiscal 1997 to be lower than fiscal 1996 as management continues to evaluate strategies to align its cost structure with current market conditions.

     National continues to pursue opportunities to leverage its intellectual property. However, the timing and amount of future licensing income cannot be forecast with certainty at this time. In addition, the Company continues to pursue opportunities to develop joint venture partnerships or potential acquisitions which enhance its product portfolio in Analog and Mixed Signal applications. The Company's joint venture in the People's Republic of China ("China") to design, manufacture and market subscriber line interface modules and other products using similar technologies is dependent on the development of a telecommunication infrastructure in China. The Company's success in this joint venture is subject to the risk of market acceptance, as well as the general economic conditions and political environment in China. The Company continues to critically evaluate product lines and divisions where short or long term prospects do not coincide with its overall strategic direction. In these cases, the Company will consider dispositions of assets or business entities as necessary. No assurance can be given that the Company will be successful in these endeavors or that such endeavors will provide financial growth.
     Because of significant international operations, overall, the Company benefits from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. As such, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect the Company's consolidated sales and net income. The Company attempts to hedge the short-term exposures to foreign currency fluctuations, but there can be no assurance that the Company's risk management activities will offset more than a portion of the adverse financial impact resulting from unfavorable movements in foreign exchange.
     In June 1996, the Company announced that it had formed a new organization, consisting of its family logic, memory and discrete businesses, to be called Fairchild Semiconductor. The Company is pursuing a number of alternatives with respect to Fairchild Semiconductor, including a sale or partial financing of all or a portion of the businesses or related assets. The Company expects to record a one-time charge of $280 million to $320 million in the first quarter of fiscal 1997, primarily to reflect the write down of assets to estimated realizable value. A portion of the estimated charge is associated with staffing reductions and other expenses necessary to reduce the Company's associated infrastructure in both Fairchild Semiconductor and the continuing National core business areas (see Note 15). Since the nature and timing of the ultimate strategy selected for these businesses is not known and cannot be forecast at this time, it is difficult to predict the future impact of such transactions on the Company's financial condition or operating results for fiscal 1997. The Company faces the risk that it may not be able to sell or finance all or a portion of the businesses or related assets. Retaining these businesses or related assets may result in an unfavorable impact to the Company's operating results. The Company also faces the risk that the Fairchild businesses, as well as the Company's other businesses, may be disrupted and experience lower performance levels during the process of evaluating alternatives. In addition, the actual net realizable value of the assets of these businesses may be lower or higher than amounts initially estimated. The effect of the Company's announced reorganization and the potential disposition of these businesses are expected to significantly reduce the Company's profitability for fiscal 1997. The Company has also reorganized the structure of its other businesses by consolidating its original six divisions down to three divisions. The Company's future operating results and financial condition could be affected by how it manages the transition to a new organizational structure.
     In addition to the risks and uncertainties discussed above, other risks and uncertainties that may cause actual results to differ materially include, but are not limited to, the general economy, regulatory and international economic conditions, changing environment of the semiconductor industry, competitive products and pricing, growth in the personal computer and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as detailed from time to time in the Company's SEC reports and filings.

NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS
(in millions, except share amounts)
                                           May 26,      May 28,
                                             1996         1995
                                           -------      -------
ASSETS
Current assets:
  Cash and cash equivalents               $  442.4     $  420.3
  Short-term marketable investments           61.9         47.1
  Receivables, net                           281.2        318.0
  Inventories                                325.7        263.0
  Deferred tax assets                         71.1         77.4
  Other current assets                        73.7         52.5
                                           -------      -------
Total current assets                       1,256.0      1,178.3

Property, plant and equipment, net         1,308.1        962.4
Long-term marketable investments              11.7         20.2
Other assets                                  82.2         74.8
                                           -------      -------
Total assets                              $2,658.0     $2,235.7
                                          ========     ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt       $   21.5     $   23.6
  Accounts payable                           255.6        272.0
  Accrued expenses                           235.1        230.7
  Income taxes                               164.6        159.6
                                          --------     --------
Total current liabilities                    676.8        685.9

Long-term debt                               350.5         82.5
Deferred income taxes                         12.1         20.1
Other non-current liabilities                 41.4         40.5
                                          --------     --------
Total liabilities                         $1,080.8     $  829.0
                                          --------     --------
Commitments and contingencies
Shareholders' equity:
  Preferred stock of $0.50 par value.
    Authorized 1,000,000 shares.  Issued
    and outstanding 345,000 shares of
    convertible preferred stock in 1995
    (liquidation preference of $172.5)    $    -       $    0.2
  Common stock of $0.50 par value.
    Authorized 300,000,000 shares.
    Issued and outstanding 136,923,332
    in 1996;  125,895,301 in 1995            68.4          63.1
  Additional paid-in capital                930.2         992.3
  Retained earnings                         581.9         411.0
  Unearned compensation - restricted stock   (3.3)           -
  Treasury stock, at cost:
    3,094,896 shares in 1995                   -          (59.9)
                                          --------     --------
Total shareholders' equity                $1,577.2     $1,406.7
                                          --------     --------
Total liabilities and
  shareholders' equity                    $2,658.0     $2,235.7
                                          ========     ========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share amounts)

                                                    Years Ended
                                            ---------------------------
                                            May 26,   May 28,   May 29,
                                              1996      1995      1994
                                            -------   -------   -------
Net sales                                  $2,623.1  $2,379.4  $2,295.4

Operating costs and expenses:
 Cost of sales                              1,560.9   1,384.5   1,336.3
 Research and development                     361.3     283.1     257.8
 Selling, general and administrative          486.8     433.3     429.4
 Restructuring of operations                     -       (5.5)     (2.6)
                                           --------  ---------  --------
Total operating costs and expenses          2,409.0   2,095.4   2,020.9
                                           --------  ---------  --------
Operating income                              214.1     284.0     274.5
Interest income, net                           13.3      14.6      10.9
Other income, net                              19.8      30.6      18.1
                                           --------  --------  --------
Income before income taxes and
  cumulative effect of accounting change      247.2     329.2     303.5
Income taxes                                   61.8      65.0      44.4
                                           --------  --------  --------
Income before cumulative
  effect of accounting change                 185.4     264.2     259.1
Cumulative effect of accounting change           -         -        4.9
                                           --------  --------  --------
   Net income                              $  185.4  $  264.2  $  264.0
                                           ========  ========  ========
Earnings per share before cumulative
  effect of accounting change:
    Primary                                $   1.36  $   2.02  $   1.98
    Fully diluted                          $   1.34  $   1.92  $   1.83
Earnings per share:
  Primary                                  $   1.36  $   2.02  $   2.02
  Fully diluted                            $   1.34  $   1.92  $   1.87
Weighted average shares:
  Primary                                     132.5     125.2     121.4
  Fully diluted                               138.6     137.5     141.4
Net income used in primary earnings per
  common share calculation (reflecting
  preferred dividends, if applicable)      $  179.8  $  253.0  $  245.3
Net income used in fully diluted earnings
  per share calculation (reflecting
  adjustment for interest on convertible
  notes when dilutive, if applicable)      $  185.4  $  264.2  $  264.0


See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in millions, except per share amounts)

            Preferred Stock
            ------------------      Un-
              Convert-             earned         Addi- Retained
               ible    Con-   Com-  Com-  Treas- tional Earnings
             Exchange- vert   mon   pen-   ury   Paid-In (Def-
               able    ible  Stock sation Stock  Capital  icit)   Total
             -------- ------ ----- ------ -----  ------- ------   -----
Balances at
 May 30, 1993  $  0.1 $ 0.2 $ 54.9 $  -   $ -   $886.6 $(104.4)  $837.4
Net income         -     -      -     -     -       -    264.0    264.0
Redemption and
 conversion of
 convertible
 exchangeable
 preferred
 shares          (0.1)   -     4.1    -     -     (5.3)     -      (1.3)
Convertible
 preferred
 dividends
 of $32.50
 per share         -     -      -     -     -       -    (11.2)   (11.2)
Convertible
 exchangeable
 preferred
 dividends
 of $40.00
 per share         -     -      -     -     -       -     (7.5)    (7.5)
Acquisition of
 treasury stock    -     -      -     -   (9.5)     -       -      (9.5)
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans and tax
 benefit of $2.0   -     -     2.4    -     -     31.4      -      33.8
- ------------------------------------------------------------------------
Balances at
 May 29, 1994      -    0.2   61.4    -   (9.5)  912.7   140.9  1,105.7
Net income         -     -      -     -     -       -    264.2    264.2
Convertible
 preferred
 dividends
 of $32.50
 per share         -     -      -     -     -       -    (11.2)   (11.2)
Acquisition of
 treasury stock    -     -      -     -  (54.4)     -       -     (54.4)
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans and tax
 benefit of $51.9  -     -     1.7    -    4.0    79.6      -      85.3
Unrealized gain
 on available-
 for-sale
 securities
 (net of tax)      -     -      -     -     -       -     17.1     17.1
- ------------------------------------------------------------------------
Balances at
 May 28, 1995      -    0.2   63.1    -  (59.9)  992.3   411.0  1,406.7
Net income         -     -      -     -     -       -    185.4    185.4
Conversion of
 convertible
 preferred shares  -   (0.2)   6.1    -     -     (5.9)     -        -
Convertible
 preferred
 dividends
 of $32.50
 per share         -     -      -     -     -       -     (5.6)    (5.6)
Acquisition of
 treasury stock    -     -      -     -  (63.0)     -       -     (63.0)
Retirement of
 treasury stock    -     -    (2.8)   -  118.6  (115.8)     -        -
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans and tax
 benefit of $15.9  -     -     2.0    -    4.3    56.3      -      62.6
Unearned
 compensation
 charge relating
 to restricted
 stock             -     -      -   (3.3)   -      3.3      -        -
Unrealized loss
 on available-
 for-sale
 securities
 (net of tax)      -     -      -     -     -      -      (8.9)    (8.9)
- ------------------------------------------------------------------------
Balances at
 May 26, 1996   $  -  $  -  $ 68.4 $(3.3)$  -  $930.2  $ 581.9 $1,577.2
                ===== =====  ===== ====== ==== ======  ======= ========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
                                                     Years Ended
                                             ---------------------------
                                             May 26,   May 28,   May 29,
                                               1996      1995      1994
                                             ------    ------    ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                  $ 185.4   $ 264.2   $ 264.0
Adjustments to reconcile net income
 with net cash provided by operations:
  Depreciation and amortization               232.6     185.4     173.8
  Cumulative effect of accounting change         -         -       (4.9)
  Gain on sale of investments                  (4.3)     (6.9)     (2.2)
  Changes in deferred taxes                     3.3     (95.7)      1.7
  Tax benefit associated with stock options    15.9      51.9       2.0
  In-process research and development charge   11.4       1.5        -
  Loss on disposal of equipment                 4.8       8.6       9.1
  Other, net                                   (0.5)     (2.1)     (1.8)
  Changes in certain assets and liabilities:
   Receivables                                 23.8     (26.5)    (16.1)
   Inventories                                (77.2)    (48.4)    (18.5)
   Other current assets                       (33.3)     (4.5)      1.5
   Accounts payable and accrued expenses       (5.3)     26.0      42.2
   Income taxes                                 5.0      76.1      13.6
   Other non-current liabilities               (0.2)      9.0     (30.7)
                                             -------   -------   -------
Net cash provided by operating activities     361.4     438.6     433.7
                                             -------   -------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment    (628.1)   (476.8)   (270.7)
Proceeds from the sale of equipment            24.6        -         -
Proceeds from the sale and maturity
 of available-for-sale securities             116.7     184.9     658.7
Maturity of held-to-maturity securities       820.2     707.1        -
Purchase of available-for-sale securities    (132.2)   (144.9)   (680.0)
Purchase of held-to-maturity securities      (819.8)   (696.7)       -
Proceeds from sale of net assets of
 Dynacraft, Inc.                               70.0        -         -
Proceeds from sale of investments               7.8        -        7.7
Business acquisitions, net of cash acquired   (19.2)    (12.0)       -
Purchase of investments and other, net        (19.0)    (16.6)    (11.2)
                                             -------   -------   -------
Net cash used by investing activities        (579.0)   (455.0)   (295.5)
                                             -------   -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of convertible
 subordinated notes, less issuance costs      253.3        -         -
Proceeds from issuance of debt                 42.0     157.8       1.9
Repayment of debt                             (29.4)    (83.0)    (19.7)
Issuance of common stock under
 employee benefit plans                        42.4      29.4      28.5
Purchase of treasury stock                    (63.0)    (54.4)     (9.5)
Payment of preferred dividends                 (5.6)    (11.2)    (18.7)
                                             -------   -------   -------
Net cash provided (used) by
 financing activities                         239.7      38.6     (17.5)
                                             -------   -------   -------
Net change in cash and cash equivalents        22.1      22.2     120.7
Cash and cash equivalents at beginning
 of year                                      420.3     398.1     277.4
                                            -------   -------   -------
Cash and cash equivalents at end of year    $ 442.4   $ 420.3    $398.1
                                            =======   =======    ======

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION 1996 ANNUAL REPORT
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Revenue Recognition

Revenue from the sale of semiconductor products is generally recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Service and other revenues are recognized ratably over the contractual period or as the services are performed.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Effective May 29, 1995, the Company prospectively changed its method of accounting for depreciation from the 150 percent declining balance method to the straight-line method for machinery and equipment placed in service on or after that date. The change was adopted because it conforms with predominant industry practice and is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful life. The effect of the change was an increase to net income of $11.1 million, or eight cents (fully diluted) per share, for fiscal year 1996. Assets placed in service prior to fiscal year 1996 and assets other than machinery and equipment continue to be depreciated using prior years' depreciation methods consisting of both straight-line and declining balance methods over the assets' remaining estimated useful lives, or in the case of property under capital lease and leasehold improvements, over the lesser of the estimated useful life or lease term.
     The Company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over their useful lives. For fiscal year 1996, the Company capitalized $6.0 million of interest in connection with various capital expansion projects. Prior to fiscal year 1996, capitalized interest costs were immaterial.
     In 1995, the Financial Accounting Standards Board released Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 will become effective in the Company's fiscal year 1997. Adoption of SFAS No. 121 is not expected to have a material impact on the Company's financial position or results of operations.

Income Taxes

Income taxes have been provided in accordance with SFAS No. 109, "Accounting for Income Taxes," under which deferred tax liabilities and assets at the end of each period are determined based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

Earnings Per Share

Primary earnings per share are computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method. Dilutive common stock equivalents include stock options. Preferred dividends are reflected as adjustments to reported net earnings in the calculation. Fully diluted earnings per common share are computed using the weighted average common and dilutive common stock equivalents outstanding, plus other potentially dilutive securities outstanding which are not common stock equivalents such as convertible preferred shares for all fiscal years presented and convertible subordinated notes beginning in fiscal year 1996. If the result of assumed conversions is dilutive, the dividend adjustments for the convertible preferred shares are reduced and net earnings are adjusted for the interest expense on the convertible subordinated notes while the average shares of common stock outstanding are increased. For fiscal year 1996, the effect of assumed conversion of the convertible subordinated notes was antidilutive.

Currencies

The Company's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses from translation of foreign currency financial statements into U.S. dollars are included in current results. Gains and losses resulting from foreign currency transactions are also included in current results.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a maturity of three months or less at the time of purchase. National maintains its cash balances in various currencies and a variety of financial instruments. The Company has not experienced any material losses relating to any short-term financial instruments.

Marketable Investments. The Company classifies its marketable debt and equity securities into held-to-maturity or available-for-sale categories in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost. Marketable debt and equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. Gains or losses on securities sold are based on the specific identification method.

Off-Balance Sheet Financial Instruments. The Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Company policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts which intentionally increase the Company's underlying exposure.

Fair Values of Financial Instruments

Fair values of cash equivalents, short-term investments and short-term debt approximate cost due to the short period of time until maturity. Fair values of long-term investments, long-term debt, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 26, 1996.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee Stock Plans

The Company accounts for its stock option plan and its employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company intends to continue to account for its employee stock plans in accordance with the provisions of APB 25. Accordingly, SFAS No. 123 will not have any impact on the Company's reported financial position or results of operations.

Accounting Change

Effective beginning in fiscal year 1994, the Company changed its method of accounting to include certain costs in inventory which were previously charged directly to cost of sales as incurred. These costs consisted primarily of product engineering, quality assurance and reliability, and production control and logistics. The Company believes this change was preferable under the circumstances because it more closely matched inventory costs with net sales and more closely aligned the Company with industry practices. The cumulative effect of this change on years prior to fiscal year 1994 of $4.9 million was reflected in the 1994 first quarter results. The impact of the change in fiscal year 1994 under the new method of accounting was immaterial.


Reclassifications

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal year 1996 presentation.

Note 2.  Financial Instruments

Marketable Investments

The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 26, 1996, investments were placed with a variety of different financial institutions or other issuers, and no individual security, financial institution or obligation from a direct issuer exceeded ten percent of total investments. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. Gross realized gains on available-for-sale securities approximated $7.2 million and $6.9 million for the years ended May 26, 1996 and May 28, 1995, respectively. Gross realized losses were not material for either fiscal year 1996 or 1995.

Investments at fiscal year end comprise:
                                                  Gross
                                      Amortized   Unrealized  Estimated
(in millions)                         Cost        Gains       Fair Value
1996                                  ---------   ----------  ----------
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities:
    Certificates of deposit            $  11.0       $   -      $  11.0
    Corporate bonds                        1.0           -          1.0
    Commercial paper                       9.5           -          9.5
    Governmental agencies                 13.0           -         13.0
    U.S. Treasury bills                    2.4           -          2.4
  Held-to-Maturity Securities:
    Auction rate preferred stock          25.0           -         25.0
                                        ------       ------     -------
Total Short-Term Investments           $  61.9       $   -      $  61.9
                                       =======       ======     =======
LONG-TERM INVESTMENTS
  Available-for-Sale Securities:
    Equity securities                  $   3.5       $   8.2    $  11.7
                                       -------       -------    -------
Total Long-Term Investments            $   3.5       $   8.2    $  11.7
                                       =======       =======    =======

1995
SHORT-TERM INVESTMENTS
  Available-for-Sale Securities:
    Certificates of deposit            $   5.0       $    -     $   5.0
    Corporate bonds                        6.0            -         6.0
    Commercial paper                       6.8            -         6.8
    Governmental agencies                  4.0            -         4.0
  Held-to-Maturity Securities:
    Corporate bonds                       25.3            -        25.3
                                       -------       -------    -------
Total Short-Term Investments            $ 47.1        $   -      $ 47.1
                                        ======        ======     ======
LONG-TERM INVESTMENTS
  Available-for-Sale Securities:
    Equity securities                   $  3.1        $ 17.1     $ 20.2
                                        ------        ------     ------
Total Long-Term Investments             $  3.1        $ 17.1     $ 20.2
                                        ======        ======     ======

Gross unrealized losses were not material for either fiscal year 1996 or 1995.

     At May 26, 1996, the Company held $20.9 million and $410.1 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($154.8), institutional money market funds ($45.6), certificates of deposit ($2.0), commercial paper ($219.1) and government securities ($9.5).
     At May 28, 1995, the Company held $33.0 million and $346.8 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($156.2), institutional money market funds ($150.0), certificates of deposit ($14.0), commercial paper ($46.9), repurchase agreements ($5.3) and government securities ($7.4).
     The net unrealized gain on the sale of available-for-sale securities of $8.2 million and $17.1 million is included in retained earnings at May 26, 1996 and May 28, 1995, respectively.

Off-Balance Sheet Financial Instruments

Foreign Currency Instruments
The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The Company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily comprise sales of the Company's products in currencies other than the U.S. dollar, a majority of which are made through the Company's subsidiaries in Europe and Japan. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses on these contracts are matched with the corresponding effect of currency movements on these financial positions.

Interest Rate Derivatives
The Company utilizes swap agreements to exchange the fixed interest rate of certain long-term U.S. dollar debt for a variable U.S. dollar interest rate and to exchange the variable interest rate of certain long-term Japanese yen debt for a fixed Japanese yen interest rate. The variable rates on swaps are based primarily on U.S. dollar LIBOR and reset on a quarterly or semi-annual basis. These agreements that have maturities of up to three years involve the exchange of fixed rate interest payments for variable rate interest payments without exchange of the underlying principal amounts. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is included in current interest expense.
     The Company utilizes interest rate collars to limit the Company's exposure to fluctuation in short-term returns on certain investments in its portfolio by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option which are entered into simultaneously with the same counterparty. The Company receives a payment when the three-month LIBOR falls below predetermined levels and makes a payment when the three-month LIBOR rises above predetermined levels. These payments are recorded as gains or losses in interest income. All interest rate option contracts outstanding at May 26, 1996 expire within three years.

Fair Value and Notional Principal of Off-Balance Sheet Financial
Instruments
The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 26, 1996 and May 28, 1995. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 26, 1996 and May 28, 1995. The credit risk amount shown in the table represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Transactions Qualifying as Accounting Hedges:

                                           Notional   Estimated   Credit
(in millions)                              Principal  Fair Value  Risk
                                           ---------  ----------  ------
1996
INTEREST RATE INSTRUMENTS
Swaps                                       $  97.7     $  (0.2)  $  0.2
Interest rate collars                          50.0        (0.2)      -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                               23.1         1.6      1.9
  To sell dollars                              55.7         0.9      0.9
Purchased options                              33.8         0.8      0.8

1995
FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                               37.3        (1.7)      -
  To sell dollars                              55.2          -       0.2
Purchased options                              66.0         0.3      0.3

The Company has outstanding currency exchange contracts to sell foreign currency, predominantly Japanese yen, and to purchase U.S. dollars in the future. The Company has outstanding currency exchange contracts predominantly to buy Malaysian ringgit, Singapore dollar and pound sterling and to sell U.S. dollars in the future. All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 26, 1996 and May 28, 1995 are immaterial. The Company has purchased foreign currency options denominated in Japanese yen and German deutsche mark. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Deferred gains on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Deferred gains on such agreements at May 26, 1996 and May 28, 1995 are immaterial.

Fair Value of Financial Instruments

A summary table of estimated fair values of financial instruments at fiscal year end follows:
                                      1996                 1995
                              --------------------  --------------------
                              Carrying  Estimated   Carrying  Estimated
(in millions)                 Amount    Fair Value  Amount    Fair Value
                              --------  ----------  --------  ----------

Long-term investments         $  11.7     $  11.7    $ 20.2      $ 20.2
Long-term debt                 (350.5)     (327.1)    (82.5)      (86.5)
Currency forward contracts:
  To buy dollars                  2.0         1.6      (0.8)       (1.7)
  To sell dollars                  -          0.9      (0.1)         -
Currency options                  0.3         0.8       0.5         0.3

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments and trade receivables. The Company's investment policy requires cash investments to be placed with high-credit quality counterparties and to limit the amount of credit from any one financial institution or direct issuer. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, automotive, and telecommunications. National performs continuing credit evaluations of its customers whenever deemed necessary. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Restructuring of Operations

During fiscal year 1996, the Company utilized $6.8 million of restructuring reserves primarily attributable to severance and fixed asset disposals related to the completion of the business consolidation of the Company's wholly owned subsidiary, Dynacraft, Inc. ("DCI") into one location in California and the transfer of the remaining military assembly operations in South Portland, Maine to Singapore.
     Included in 1995 results is the release of $10.1 million of restructuring reserves originally provided in 1994, partially offset by $4.6 million in additional charges for existing programs identified by the Company. The release of $10.1 million was attributable to the Company's decision to retain certain facilities and related support operations connected therewith. The additional restructuring requirements included charges for the consolidation of its DCI business and the decision by the Company to transfer the military assembly operations in South Portland to Singapore.
     During fiscal year 1995, the Company utilized $14.5 million of restructuring reserves, primarily attributable to the consolidation of its DCI business into one location in California, closure of a wafer fabrication line in Salt Lake City, Utah and completion of reductions in headcount and related infrastructure at its Santa Clara, California plant. Of the reserves, $9.6 million represented cash charges and the remainder represented fixed asset write offs and other non-cash items.
     During fiscal year 1994, the Company utilized $44.2 million of restructuring reserves primarily attributable to the closure of a wafer fabrication module in Salt Lake City and closure of a wafer fabrication line in Santa Clara.

Note 4.  Consolidated Financial Statements Details
(in millions)                                         1996        1995
                                                     ------      ------
RECEIVABLE ALLOWANCES
Doubtful accounts                                  $   2.5     $   2.4
Returns and allowances                                32.5        31.3
                                                   -------      ------
Total receivable allowances                        $  35.0     $  33.7
                                                   =======     =======
INVENTORIES
Raw materials                                      $  39.1     $  33.9
Work in process                                      208.5       165.9
Finished goods                                        78.1        63.2
                                                   -------     -------
Total inventories                                  $ 325.7     $ 263.0
                                                    ======      ======
PROPERTY, PLANT AND EQUIPMENT
Land                                               $  19.1     $  12.5
Buildings and improvements                           523.9       501.4
Machinery and equipment                            1,604.7     1,419.9
Construction in progress                             369.0       213.8
                                                   -------     -------
Total property, plant and equipment                2,516.7     2,147.6
Less accumulated depreciation and amortization     1,208.6     1,185.2
                                                   -------     -------
Property, plant and equipment, net                $1,308.1     $ 962.4
                                                  ========     =======
ACCRUED EXPENSES
Payroll and employee related                        $161.1     $ 159.3
Other                                                 74.0        71.4
                                                  --------     -------
Total accrued expenses                              $235.1     $ 230.7
                                                    ======     =======


(in millions)                              1996       1995        1994
                                          ------     ------      ------
OTHER INCOME
Net intellectual property income        $  14.0     $ 28.7     $  15.9
Gain on sale of investments, net            4.3        6.9         2.2
Other                                       1.5       (5.0)         -
                                        -------     -------    -------
    Total other income, net             $  19.8     $ 30.6      $ 18.1
                                        =======     ======      ======
INTEREST
Interest income                         $  29.3    $  21.3     $  14.2
Interest expense                          (16.0)      (6.7)       (3.3)
                                        -------    -------      ------
Interest, net                           $  13.3    $  14.6     $  10.9
                                        =======    =======     =======

Note 5.  Debt

Debt at fiscal year end consists of the following:

(in millions)                                          1996        1995
                                                      ------      ------
Convertible subordinated notes payable at 6.5%      $ 253.6      $    -
Notes secured by real estate payable at
 12.5% and 12.6%                                       16.4         20.2
Notes secured by equipment payable at 6.7% to 8.8%     36.3         33.0
Unsecured loan payable at 7.5%                         42.2         50.0
Other                                                  22.7           -
Obligations under capital leases                        0.8          2.9
                                                    -------      -------
Total debt                                            372.0        106.1
Less current portion of long-term debt                 21.5         23.6
                                                    -------      -------
Long-term debt                                      $ 350.5      $  82.5
                                                    =======      =======

In September 1995, the Company completed a private placement of convertible subordinated notes in the total amount of $258.8 million to certain qualified investors. Interest is payable semi-annually beginning April 1, 1996, at an annual rate of 6.5 percent. The notes, which mature in 2002, are not redeemable by the Company prior to October 3, 1998. Thereafter, the notes are redeemable at the option of the Company, initially at 103.714 percent of face value and at decreasing prices thereafter to 100 percent of face value at maturity, plus accrued interest. The notes are convertible at any time into shares of the Company's common stock at a conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.
     Notes secured by real estate consist of two notes assumed as part of the repurchase of the equity interest in the Company's Arlington, Texas facility which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 1997 to March 2002. The notes secured by machinery and equipment have installments payable either monthly or quarterly with maturities ranging from May 1997 to August 2000. The unsecured 7.5 percent note is due in monthly installments through May 2000.
     For each of the next five years and thereafter, debt and capital lease obligations are as follows:

                                 Total Debt
(in millions)                 (Principal only)
                             ------------------

     1997                        $  21.5
     1998                           20.3
     1999                           44.1
     2000                           22.1
     2001                            2.4
     Thereafter                    261.6
                                 -------
     Total                       $ 372.0
                                 =======

The Company's multicurrency and revolving financing agreements provide for multicurrency loans, letters of credit and standby letters of credit. The multicurrency loan agreement ($30 million) expires in December 1996. The revolving credit agreement ($200 million), which includes standby letters of credit, expires in December 1997. The Company does not anticipate any problems in renewing the credit agreements at time of termination. At May 26, 1996, $40.1 million of the combined total commitments was utilized. These agreements contain restrictive covenants, conditions and default provisions which, among others, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 26, 1996, under the most restrictive covenant, no more than $270.3 million was available for payment of dividends on the Company's common stock.

Note 6.  Income Taxes

Worldwide pretax earnings from operations and income taxes consisted of the following:

(in millions)                             1996        1995        1994
                                         ------      ------      ------
Income before income taxes:
U.S.                                     $170.2      $233.5      $264.9
Non-U.S.                                   77.0        95.7        38.6
                                         ------      ------      ------
                                         $247.2      $329.2      $303.5
                                         ======      ======      ======
Income taxes:
  Current:
    U.S. Federal                         $ 16.2      $ 90.7      $ 26.9
    U.S. state and local                    1.0         5.0         6.4
    Non-U.S.                               25.3        12.7         5.6
                                         ------      ------      ------
                                           42.5       108.4        38.9
  Deferred:
    U.S. Federal and state                 11.4       (96.8)         -
    Non-U.S.                               (8.0)        1.5         3.5

Charge in lieu of taxes attributable
  to employee stock plans                  15.9        51.9         2.0
                                         ------      ------      ------
                                         $ 61.8      $ 65.0      $ 44.4
                                         ======      ======      ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 26, 1996 and May 28, 1995 are presented below:

(in millions)                                         1996        1995
                                                     ------      ------
DEFERRED TAX ASSETS
Reserves and accruals                              $  56.6      $  56.8
Loss carryovers and other allowances - foreign        56.9         50.0
Credit carryovers                                     38.9         46.1
Capitalized assets and other assets                   31.0         27.6
Inventory capitalization and reserves                 13.7         20.9
Foreign tax and AMT credit carryovers                  9.0          7.7
Capitalized R&D - state                                3.7          5.7
Other                                                  2.5           -
                                                   -------      -------
   Total gross deferred assets                       212.3        214.8
   Valuation allowance                              (107.3)      (106.5)
                                                   -------      -------
   Net deferred assets                               105.0        108.3
                                                   -------      -------
DEFERRED TAX LIABILITIES
Capital allowance - foreign                          (12.1)       (20.1)
Other liabilities                                    (16.9)        (8.9)
                                                   -------      -------
Total gross deferred liabilities                     (29.0)       (29.0)
                                                   -------      -------
Net deferred tax assets                            $  76.0      $  79.3
                                                   =======      =======

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. Included in other assets on the consolidated balance sheets are $17.0 million and $22.0 million of deferred tax assets at May 26, 1996 and May 28, 1995, respectively.
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating losses and tax credit carryovers.
     The changes in the valuation allowance are as follows:

(in millions)                                   1996         1995
                                               ------       ------

Balance at beginning of year                $ (106.5)     $ (248.6)

Changes in non-U.S. tax loss carryovers         (6.9)         23.1
Utilization of U.S. tax credits                  5.9           0.1
Change in probability of recovery for
 deferred tax assets                             2.7         111.3
Other                                           (2.5)          7.6
                                            --------     ---------
Balance at end of year                      $ (107.3)     $ (106.5)
                                            =========     ========

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of May 26, 1996.
     The reconciliation between the income tax rate computed by applying the U.S. Federal statutory rate and the reported worldwide tax rate follows:

                                                  1996    1995    1994
                                                 ------  ------  ------

U.S. Federal statutory tax rate                   35.0%   35.0%   35.0%

Non-U.S. losses and tax differential
  related to non-U.S. income                      (3.8)   (5.9)    2.9

U.S. state and local taxes net of
  federal benefits                                 0.2     1.5     1.4

Research and development credits                  (9.7)   (2.8)     -

Change in beginning of year valuation allowance   (1.1)   (8.2)  (25.0)

Other                                              4.4     0.1     0.3
                                                 -----   -----   -----
Effective rate                                   25.0%   19.7%   14.6%
                                                 =====   =====   =====

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional liability. There has been no provision of U.S. income taxes for the remaining undistributed earnings of approximately $347.4 million at May 26, 1996, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $89.7 million would accrue after utilization of U.S. tax credits.
     At May 26, 1996, National had credit carryovers of approximately $38.9 million which expire from 1999 through 2011. National also had operating loss carryovers of $199.2 million from certain non-U.S. jurisdictions.
     The U.S. Internal Revenue Service ("IRS") examinations of National's U.S. Federal income tax returns for fiscal years 1976 through 1982 and subsequent litigation related thereto resulted in a final decision being entered by the U.S. Tax Court in June 1995. The period for appealing the decision expired in September 1995. After giving effect to loss and credit carryovers, the final tax deficiency was $4.1 million. The associated interest has not been finally determined, but preliminary IRS calculations estimate it to be approximately $44.9 million. The Company has made advance payments to the IRS on the tax and interest deficiency, but disagrees with the IRS' interest calculation and has filed a claim for refund on the disputed difference with the IRS.
     In January 1994, the Company and the IRS settled all issues in the examination of fiscal years 1983 through 1985. After giving effect to net operating loss carryovers and credits finalized by the completion of the Tax Court case, the tax deficiency was $120 thousand and the associated interest was $492 thousand, all of which has been paid.
     In April 1995, the IRS issued a deficiency notice for fiscal years 1986 through 1989 seeking additional taxes of approximately $11.0 million (exclusive of interest). The issues raised by the deficiency notice relate primarily to the Company's former Israeli operation and the purchase price paid for Fairchild Semiconductor Corporation. The Company has filed a protest of the deficiency notice. The IRS has begun examination of the Company's tax returns for fiscal years 1990 through 1993. In addition, the Malaysian Inland Revenue Department is examining the Company's tax returns for fiscal years 1985 through 1993. The Company believes that adequate tax payments have been made and accruals recorded for all years in question.

Note 7.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one-thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
     The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20 percent or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the Company's common stock. If such person or group actually acquires 30 percent or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
     The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20 percent or more of the Company's outstanding common stock. The Rights will expire August 8, 1998, unless earlier redeemed.
     In March 1994, National called for redemption in April 1994 of all of the issued and outstanding shares of the $40.00 Convertible Exchangeable Preferred Shares, $0.50 par value (the "Exchangeable Preferred Shares"). In connection with the redemption, a conversion privilege offered by National to holders of the Exchangeable

Preferred Shares expired on the redemption date. Essentially all Exchangeable Preferred Shares were converted by the holders into the Company's common stock at the rate of 33 shares of common stock for each Exchangeable Preferred Share. All remaining shares were redeemed and the Company issued shares of common stock that would have been issued to the holders of the Exchangeable Preferred Shares had they elected to convert, in accordance with standby arrangements entered into by the Company. After the redemption and conversion were complete, a total of 8,250,000 shares of common stock had been issued.
     In November 1995, National called for redemption in December 1995 of all of the shares of the $32.50 Convertible Preferred Shares, $0.50 par value (the "Convertible Preferred Shares"). All of the Convertible Preferred Shares were redeemed for the number of shares of common stock as were issuable at a conversion rate of 35.273 shares of common stock for each Convertible Preferred Share, resulting in a total of 12,169,185 additional shares of common stock being issued.
     In connection with the private placement of convertible subordinated notes completed in September 1995 (see Note 5), the Company has reserved for issuance a total of 6,048,387 shares of common stock issuable upon conversion of the outstanding 6.5 percent convertible subordinated notes due 2002.
     The Company was authorized by the Board of Directors to repurchase up to 3.5 million shares of the Company's common stock at current market prices prior to the end of calendar 1994. In April 1995, the Board of Directors authorized repurchase of up to an additional 3.5 million shares at current market prices prior to the end of calendar 1995. During fiscal years 1996, 1995 and 1994, National purchased 2,450,000 shares on the open market at a cost of $63.0 million, 3,115,600 shares on the open market at a cost of $54.4 million and 500,000 shares on the open market at a cost of $9.5 million, respectively. Of these repurchased shares the Company used 160,427 shares and 211,565 shares for issuance of stock under its various benefit plans in fiscal years 1996 and 1995, respectively. All of the remaining repurchased shares have been retired as of May 26, 1996.
     National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 8.  Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 32,754,929 shares of the Company's common stock. Generally, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can become exercisable after a six-month period, but most are exercisable ratably over a four-year period.
     On May 18, 1995, the Company granted to its former chairman, in connection with his retirement, an option to purchase 300,000 shares of the Company's common stock. The option was granted outside the stock option plan at the market price on the date of grant, expires ten years and one day after grant and becomes exercisable ratably over a four-year period.
     National has an employee stock purchase plan which authorizes the issuance of up to 19,950,000 shares of common stock in quarterly offerings to eligible employees in amounts related to their basic annual compensation at a price which is equal to 85 percent of the lower of its fair market value at the beginning and end of a quarterly period. Prior to January 1995, the employee stock purchase plan granted options which became exercisable after thirteen months and expired after twenty-seven months. The option price was determined by the Stock Option and Compensation Committee of the Board of Directors but could not be less than 100 percent of the market value on the date of grant or 85 percent of the market value on the date of exercise, whichever was lower. The last options issued under the prior terms of the plan expired in March 1996.
     National also has an employee stock purchase plan available to employees at international locations which was approved in September 1994 and first made available to employees in January 1995. The global plan authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees in amounts related to their basic annual compensation at a price equal to 85 percent of the lower of its fair market value at the beginning and end of a quarterly period.
Unlike the U.S. stock purchase plan, the stock purchased under the global stock purchase plan for the account of an employee is held by a fiduciary in an offshore trust, which allows an employee located in countries that do not permit direct stock ownership to participate in a Company stock plan. In addition, the participant's employing company is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.
     Changes in options outstanding under options granted by the Company during fiscal years 1996 and 1995, whether under the option or purchase plan or otherwise, were as follows:

                                         Number                   Price
                                        of Shares                  per
                                      (in millions)               Share
                                      -------------     ---------------
Outstanding May 30, 1993                  15.2         $ 3.75 to $14.75
    Granted                                3.3         $15.00 to $20.50
    Exercised                             (4.7)        $ 3.75 to $14.75
    Cancelled                             (0.6)        $ 3.75 to $20.50
                                         ------
Outstanding May 29, 1994                  13.2         $ 3.75 to $20.50
    Granted                                2.7         $14.88 to $27.88
    Exercised                             (3.1)        $ 3.75 to $20.50
    Cancelled                             (0.5)        $ 3.75 to $20.50
                                         ------
Outstanding May 28, 1995                  12.3         $ 3.75 to $27.88
    Granted                                3.9         $13.63 to $32.50
    Exercised                             (2.7)        $ 3.75 to $20.50
    Cancelled                             (0.9)        $ 4.38 to $28.25
                                         ------
Outstanding at May 26, 1996               12.6         $ 3.75 to $32.50

Exercisable at May 26, 1996                2.6         $ 3.75 to $24.88

Expiration dates:  From July 22, 1996 to May 3, 2006

Shares issued under the new terms of the stock purchase plan and the global stock purchase plan from January 1, 1995 through the end of fiscal year 1996 were as follows:

                               Number of Shares                  Price
                                (in millions)                  per Share
                               ----------------        -----------------
Issued:
    1995                             0.3                          $14.34
    1996                             1.3                $11.79 to $23.91

Under the stock option and purchase plans, 4.0 million shares of common stock were issued during fiscal year 1996. As of May 26, 1996, 26.6 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the Company, including shares available for future option grants.

Note 9.  Other Stock Plans

National has a director stock plan which authorizes the issuance of up to 200,000 shares of the Company's common stock to eligible non-employee directors of the Company. The common stock was issued automatically to eligible directors upon approval of the director stock plan by the shareholders and is issued automatically thereafter to eligible new directors upon their appointment to the Board and to all eligible directors on their subsequent election to the Board by shareholders. As of May 26, 1996, 30,000 shares had been issued under the director stock plan and 170,000 shares were reserved for future issuances.
     National has a performance award plan which authorizes the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Performance plan cycles are three to five years depending on specific performance measurements, and the earliest a payout can occur is the third year of a performance plan cycle. Plan participants currently consist of a limited group of senior executives. In fiscal year 1996, the Company issued 111,990 shares in the first payout under the plan. No shares were issued under the performance award plan during fiscal years 1995 and 1994. As of May 26, 1996, 888,010 shares were reserved for future issuances. Expense recorded in fiscal years 1996, 1995 and 1994 under the plan was not material.
     The Company adopted a restricted stock plan in fiscal year 1996 which authorizes the issuance of up of 2.0 million shares of the Company's common stock to non-officer employees of the Company. The plan is intended to be made available to a limited group of employees with technical expertise deemed important to the Company. The stock restrictions expire over time as determined by the Board of Directors. As of May 26, 1996, no shares had been issued under the plan.
     In May 1996, the Company issued 200,000 shares of restricted stock to Brian L. Halla, the Company's newly hired President and Chief Executive

Officer. These shares were not issued under the restricted stock plan and have restrictions which expire annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation-restricted stock and are shown as a separate
component of shareholders' equity.   Unearned compensation is amortized
to expense over the respective vesting period. For fiscal year 1996, such expense was not material.

Note 10. Retirement and Pension Plans

National's Retirement and Savings Program for U.S. employees consists of two plans as follows:
     The Profit Sharing Plan requires Company contributions of the greater of 5 percent of consolidated net earnings before income taxes or 1 percent of payroll (as defined by the plan). Contributions are invested 25 percent in National's common stock and 75 percent in cash. Total shares contributed under the Profit Sharing Plan during fiscal year 1996 were 160,427. As of May 26, 1996, 1.7 million shares of common stock were reserved for future Company contributions.
     The salary deferral "401(k)" Plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching Company contributions. Contributions are invested in one or more of five investment funds at the discretion of the employee. One of the investment funds is a Company stock fund where contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the Company has not issued any stock directly to the stock fund.
     The Benefit Restoration Plan allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and defer greater percentages of compensation than would otherwise be permitted under the salary deferral "401(k)" Plan and IRS regulations. The Benefit Restoration Plan is a nonqualified and unfunded plan of deferred compensation and the Company credits accounts maintained under it with interest earnings each quarter.
     Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:

(in millions)                             1996        1995        1994
                                         ------      ------      ------
Profit Sharing Plan                      $13.0       $17.3       $15.9

Salary deferral "401(k)" Plan            $10.8       $ 9.8       $ 8.3

Non-U.S. pension and retirement plans    $ 7.0       $ 6.3       $ 4.7


Note 11.  Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment under operating lease arrangements which expire at various times through the year 2025. Rental expenses under operating leases were $40.1 million, $37.4 million and $48.9 million in fiscal years 1996, 1995 and 1994, respectively.

Future minimum commitments under noncancelable operating leases are as follows:

                              (in millions)
                             ---------------
1997                            $  30.2
1998                               22.8
1999                               17.3
2000                               15.3
2001                               11.7
Thereafter                         29.8
                                 ------
Total                           $ 127.1
                                 ======

During 1995, the Company purchased the equity interest in two of its facilities, which previously had been subject to sale and leaseback transactions. This had the effect of significantly reducing the operating lease commitments. The Company has commitments to purchase fabricated wafers from a joint venture in which it is a minority interest holder. As of May 26, 1996, these commitments total $30.6 million and $21.4 million for fiscal years 1997 and 1998, respectively, based on prices and minimum contractual volumes negotiated in March 1996.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised his action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period and the alleged underpayment was reduced in a similar action in April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of such underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994 and the Company is continuing to contest the Penalty Notice in administrative proceedings. In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company and demanded repayment of accelerated drawback previously paid to the Company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the Company contesting the denied drawback claims. The Company is pursuing judicial review of the denial in the Court of International Trade and has paid the billed duties and associated interest totalling $5.2 million which is a prerequisite to filing a summons with the Court. The Company believes that the ultimate resolution of these Customs matters will not have a material impact on the Company's financial position.
     The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan. Management believes that the potential liability, if any, in excess of amounts already accrued for the site remediation will not have a material effect on the Company's financial position.
     In addition to the Santa Clara site, the Company has been designated as a potentially responsible party ("PRP") by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. The Company has also been cited for alleged failure to comply with federal categorical pretreatment standards. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal years 1996, 1995 and 1994. The Company believes that the potential liability, if any, in excess of amounts already charged to earnings will not have a material effect on the Company's financial position.
     The Company is engaged in administrative tax appeals with the IRS and the Company's tax returns for certain years are under examination (see Note 6). In addition to the foregoing, National is a party to other suits and claims which arise in the normal course of business. National believes any liability resulting from those matters would not be material to the Company's financial position.

Note 12.  Industry and Geographic Segment Information

The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products, including analog integrated circuits, digital integrated circuits, mixed analog and digital circuits, microcontrollers, hybrid circuits, subsystems, electronic packaging and miscellaneous services and supplies for the semiconductor industry and original equipment manufacturers. National operates in three main geographic areas. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Asia and Europe in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.
     National conducts a substantial portion of its operations outside of the U.S. and is subject to hazards associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.


                                                       Elim &    Consol-
(in millions)           Americas   Europe     Asia    Corporate   idated
                        --------   ------     -----   ---------  -------
1996
Sales to unaffiliated
  customers             $1,098.6  $ 641.3  $  883.2   $     -   $2,623.1
Transfers between
geographic areas           522.2    119.6     755.2   (1,397.0)       -
                        --------   ------   -------   --------  --------
Total sales             $1,620.8  $ 760.9  $1,638.4  $(1,397.0) $2,623.1
                        ========  =======  ========  =========  ========
Total assets            $1,277.3  $ 248.3  $  701.9  $   430.5  $2,658.0
                        ========   ======  ========  =========  ========
1995
Sales to unaffiliated
  customers            $1,015.9   $ 562.7  $  800.8  $      -   $2,379.4
Transfers between
geographic areas          459.7     114.3     680.3   (1,254.3)       -
                       --------   -------  --------  ---------  --------
Total sales            $1,475.6    $677.0  $1,481.1  $(1,254.3) $2,379.4
                       ========    ======  ========  =========  ========
Total assets           $1,016.7    $252.8   $ 623.2      343.0  $2,235.7
                       ========    ======   =======  =========  ========
1994
Sales to unaffiliated
  customers           $1,010.4    $496.7    $ 788.3  $      -   $2,295.4
Transfers between
  geographic areas       493.3     153.7      631.4   (1,278.4)       -
                      --------    ------    -------  ---------  --------
Total sales           $1,503.7    $650.4   $1,419.7  $(1,278.4) $2,295.4
                      ========    ======   ========  =========  ========
Total assets          $  656.7    $218.9   $  558.5  $   313.6  $1,747.7
                      ========    ======   ========  =========  ========


Note 13. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(in millions)                             1996        1995        1994
                                         ------      ------      ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                       $19.2       $ 6.4       $ 3.3
  Interest payment on tax settlements    $18.3       $30.2       $18.6
  Income taxes                           $20.3       $43.2       $27.8


(in millions)                             1996        1995        1994
                                         ------      ------      ------
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee
  benefit plans                         $  4.3       $  4.0      $  2.0
Tax benefit for employee stock
  option plans                          $ 15.9       $ 51.9      $  2.0
Retirement of treasury stock            $118.6       $   -       $   -
Unrealized gain (loss) on
  available-for-sale securities         $ (8.9)      $ 17.1      $   -
Unearned compensation charge relating
 to restricted stock issuance           $  3.3       $   -       $   -

Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 1996 and 1995:

                                   First    Second     Third     Fourth
(in millions, except per          Quarter   Quarter   Quarter   Quarter
  share amounts)                 --------   -------   -------   -------
1996
Net Sales                         $698.8    $711.6    $600.3    $612.4
Gross Margin                      $301.1    $313.0    $231.6    $216.5
Net income                        $ 73.5    $ 79.8    $ 23.0   $   9.1
=======================================================================
Primary earnings
  per common share                $ 0.56    $ 0.61     $0.17     $0.07
=======================================================================
Weighted average common and common
  equivalent shares outstanding    127.4     126.9     137.8     137.8
=======================================================================
Fully diluted earnings
  per common share                $ 0.53     $0.57     $0.17     $0.07
=======================================================================
Weighted average fully
  diluted shares                   139.6     143.1     137.8     137.8
=======================================================================
Common stock price - high         $31.25    $33.63    $24.00    $17.25
Common stock price - low          $23.88    $20.63    $14.88    $13.50
=======================================================================
1995
Net Sales                         $553.8    $584.4    $571.4    $669.8
Gross Margin                      $233.2    $251.7    $229.3    $280.7
Net income                        $ 59.0    $ 67.0    $ 57.0    $ 81.2
=======================================================================
Primary earnings
  per common share                 $0.44     $0.51     $0.43     $0.62
=======================================================================
Weighted average common and common
  equivalent shares outstanding    129.1     124.9     124.7     125.6
=======================================================================
Fully diluted earnings
  per common share                 $0.42     $0.49     $0.42     $0.59
=======================================================================
Weighted average fully
  diluted shares                   141.5     137.2     136.9     138.7
=======================================================================
Common stock price - high         $21.50    $19.50    $20.50    $28.50
Common stock price - low          $15.63    $14.38    $16.63    $15.13
=======================================================================



Preferred dividends are reflected as adjustments to reported earnings in the calculation of primary earnings per share.
     The Company's common stock is traded on the New York Stock Exchange and the Pacific Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 26, 1996, there were approximately 12,810 holders of the Company's common stock.

Note 15.  Subsequent Events

Fairchild Semiconductor (Unaudited)

On June 20, 1996, the Company announced that it had formed a new organization consisting of its family logic, memory and discrete businesses, to be called Fairchild Semiconductor. The Company is pursuing a number of alternatives with respect to Fairchild Semiconductor, including a sale or partial financing of all or a portion of the businesses. The Company expects to record a one-time charge of $280 million to $320 million in the first quarter of fiscal 1997, primarily to reflect the write down of assets to estimated realizable value. A portion of the estimated charge is associated with staffing reductions and other expenses necessary to reduce the Company's associated infrastructure in both Fairchild Semiconductor and continuing National core business areas. Actual charges recorded may differ depending on a number of factors, including but not limited to, the ultimate business strategy selected, the actual amount of proceeds received from a sale or disposition and actual realizable values of the assets.


Notices of Assessment

On July 9, 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The assessments total approximately $59.2 million. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal year 1993. The Company believes the assessments are without merit and intends to contest them. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.

INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 26, 1996 and May 28, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 26, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 26, 1996 and May 28, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended May 26, 1996 in conformity with generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in 1996 the Company changed its method of accounting for depreciation and in 1994 the Company changed its method of accounting for certain costs in inventory.




                                            KPMG PEAT MARWICK LLP





San Jose, California
June 5, 1996, except as to the
second paragraph of Note 15 which
is as of July 9, 1996

MANAGEMENT

DIRECTORS

Gary P. Arnold*
President, Chairman and
Chief Executive Officer,
Analogy, Inc.

Robert Beshar*
Attorney in private
practice

Brian L. Halla
President and Chief
Executive Officer
of the Company

Modesto A. Maidique
President, Florida
International University

Edward R. McCracken*
Chairman and Chief
Executive Officer,
Silicon Graphics, Inc.

J. Tracy O'Rourke
Chairman and Chief
Executive Officer,
Varian Associates, Inc.

Charles E. Sporck
Formerly President
and Chief Executive
Officer of the Company

Donald E. Weeden*
Chairman of Weeden
Securities Corporation

*Member of the
Audit Committee

EXECUTIVE STAFF

Brian L. Halla
President and Chief
Executive Officer


Mike Bereziuk
Senior Vice President,
Personal Systems Group

Patrick J. Brockett
Executive Vice President,
Worldwide Sales and
Marketing

Charles P. Carinalli
Senior Vice
President and Chief
Technical Officer

John M. Clark III
Senior Vice President,
General Counsel and
Secretary

Donald Macleod
Executive Vice President,
Finance and Chief
Financial Officer

Douglas M. McBurnie
Senior Vice President,
Communications and
Consumer Group

Robert M. Penn
Senior Vice President,
Analog Group

Kirk P. Pond
President, Fairchild
Semiconductor

Richard L. Sanquini
Senior Vice President,
Intellectual Property
Protection and Business
Development

Richard A. Wilson
Vice President,
Human Resources


OTHER OFFICERS

Richard D. Crowley, Jr.
Vice President and Controller

David S. Dahmen
Vice President and Treasurer

Nancy Lucke Ludgus
Assistant Secretary

John G. Webb
Vice President, Taxes

TRANSFER AGENT AND
REGISTRAR
The First National
Bank of Boston
P.O. Box 644
Boston,
Massachusetts
02102


INDEPENDENT
AUDITORS
KPMG Peat Marwick LLP

      WORLDWIDE OPERATIONS

      Headquarters
      National Semiconductor Corporation
      2900 Semiconductor Drive
      P.O. Box 58090
      Santa Clara, California  95052-8090
      Telephone (408) 721-5000

      Manufacturing Facilities
      Santa Clara, California  South Portland, Maine;
      Arlington, Texas;  West Jordan, Utah; Melaka,
      Malaysia; Penang, Malaysia;  Cebu, Philippines;
      Greenock, Scotland; Toa Payoh, Singapore


      SHAREHOLDER INFORMATION

COMMON STOCK DATA
The Company's common stock is traded on the New York Stock
Exchange and the Pacific Stock Exchange.

ANNUAL MEETING OF SHAREHOLDERS
The annual meeting will be held on or about September 27, 1996. A notice of the meeting, together with a form of proxy and a proxy statement, will be mailed to shareholders on or about August 20, 1996, at which time proxies will be solicited by the Board of Directors.


FORM 10-K
If you would like to receive a free copy of the Company's "Form 10-K" filed with the Securities and Exchange Commission, please send your request to:
Investor Relations
Mailstop 10-397
National Semiconductor Corporation
P.O. Box 58090
Santa Clara, California  95052-8090
Telephone (408) 721-5800  Fax (408) 721-7254

APPENDIX TO MD&A GRAPHS
(3 Years)



                                             1996       1995       1994
                                            ------     ------     ------

(MD&A - Left of Sales)
Net Sales per Employee                      129.2      106.2      102.9


(MD&A - Left of Gross Margin)
Net Operating Margin
  as a Percent of Sales                      8.2%      11.9%      12.0%

(MD&A - Right of SG&A; one graph, broken into 3 sections)
 Operating Costs and
  Expenses as a Percent
  of Sales:
Cost of Sales                               59.5%      58.2%      58.2%
Research and Development                    13.8%      11.9%      11.2%
Selling, General, and
  Administrative                            18.6%      18.2%      18.7%


(MD&A - Right of Financial Condition)
Net Property, Plant,
  and Equipment                         $1,308.1     $962.4      $668.0


(MD&A - Right of paragraph 5 and 6 of Outlook)
Stock Price Ending                        $16.25     $26.00      $19.00

                                                            Exhibit 24.0


                             POWER OF ATTORNEY


     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Brian L. Halla, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1996 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

     IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

     SIGNATURE                              DATE
     ---------                              ----

  /s/ BRIAN L. HALLA                      July  8, 1996
- ---------------------------------
      Brian L. Halla

  /s/ GARY P. ARNOLD                      July  8, 1996
- ---------------------------------
      Gary P. Arnold

  /s/ ROBERT BESHAR                       July  8, 1996
- ----------------------------------
      Robert Beshar

  /s/ MODESTO A. MAIDIQUE                 July  8, 1996
- ---------------------------------
      Modesto A. Maidique

  /s/ EDWARD R. McCRACKEN                 July  8, 1996
- ---------------------------------
      Edward R. McCracken

  /s/ J. TRACY O'ROURKE                   July  8, 1996
- ---------------------------------
      J. Tracy O'Rourke

  /s/ CHARLES E. SPORCK                   July  8, 1996
- ---------------------------------
      Charles E. Sporck

  /s/ DONALD E. WEEDEN                    July  8, 1996
- ---------------------------------
      Donald E. Weeden

                                                            Exhibit 24.0
                                                            (page 2)


  /s/ DONALD MACLEOD                       July  8, 1996
- ---------------------------------
      Donald Macleod


  /s/ RICHARD D. CROWLEY, JR.              July  8, 1996
- ---------------------------------
      Richard D. Crowley, Jr.