Form 10-Q
period 1996-08-25
NATIONAL SEMICONDUCTOR CORP
filed 1996-10-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                             FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the quarterly period ended August 25, 1996

OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
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
                                                              ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at August 25,1996.
     -------------------               ------------------------------
Common stock, par value $0.50 per share          138,492,615

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months Ended
   August 25, 1996 and August 27, 1995                       3

Condensed Consolidated Balance Sheets (Unaudited)
  as of August 25, 1996 and May 26, 1996                     4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Three Months Ended
  August 25, 1996 and August 27, 1995                        5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     10

Part II.  Other Information

Legal Proceedings                                           15

Exhibits and Reports on Form 8-K                            15

Signature                                                   17

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 25,   Aug. 27,
                                                  1996       1995
                                                 -------    -------
Net sales                                       $  566.1   $  698.8

Operating costs and expenses:
 Cost of sales                                     393.9      397.7
 Research and development                           97.4       84.9
 Selling, general and administrative                94.0      129.2
 Restructuring of operations                       256.3        -
                                                  ------     ------
   Total operating costs and expenses              841.6      611.8
                                                  ------     ------
Operating income(loss)                            (275.5)      87.0

Interest income, net                                 1.3        3.1
Other income(expense), net                          (2.7)       8.0
                                                  ------     ------
Income(loss) before income taxes                  (276.9)      98.1
Income tax provision(benefit)                      (69.3)      24.6
                                                  ------     ------
Net income(loss)                                $ (207.6)  $   73.5
                                                ========   ========

Earnings per share:
     Primary                                     $ (1.51)    $ 0.56
     Fully dilutive                              $ (1.51)    $ 0.53

Weighted average shares:
     Primary                                       137.7      127.4
     Fully dilutive                                137.7      139.6

Income used in primary earnings
  per share (reflecting preferred
  dividends)                                    $ (207.6)  $   70.7


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                 Aug. 25,   May 26,
                                                  1996       1996
ASSETS                                           -------    -------
Current assets:
  Cash and cash equivalents                     $  307.6   $  442.4
  Short-term marketable investments                 39.0       61.9
  Receivables, net                                 288.9      281.2
  Inventories                                      303.6      325.7
  Deferred tax assets                              140.4       71.1
  Other current assets                              64.6       73.7
                                                 -------    -------
     Total current assets                        1,144.1    1,256.0

Property, plant and equipment                    2,428.4    2,516.7
  Less accumulated depreciation                  1,248.7    1,208.6
                                                 -------    -------
  Net property, plant and equipment              1,179.7    1,308.1
Long-term marketable investments                     6.7       11.7
Other assets                                        87.7       82.2
                                                 -------    -------
Total assets                                    $2,418.2   $2,658.0
                                                ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                   $   21.2   $   21.5
  Accounts payable                                 185.7      255.6
  Accrued expenses                                 281.0      235.1
  Income taxes                                     157.0      164.6
                                                 -------    -------
     Total current liabilities                     644.9      676.8

Long-term debt                                     347.0      350.5
Deferred income taxes                               11.0       12.1
Other non-current liabilities                       36.9       41.4
                                                 -------    -------
   Total liabilities                             1,039.8    1,080.8
                                                 -------    -------
Commitments and contingencies

Shareholders' equity:
  Common stock                                      69.3       68.4
  Additional paid-in capital                       939.8      930.2
  Retained earnings                                369.3      578.6
                                                 -------    -------
   Total shareholders' equity                    1,378.4    1,577.2
                                                 -------    -------
Total liabilities and shareholders' equity      $2,418.2   $2,658.0
                                                ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                  Three Months Ended
                                                  ------------------
                                                  Aug. 25,  Aug. 27,
                                                   1996      1995
                                                  -------   -------
Cash flows from operating activities:
Net income(loss)                                $ (207.6)  $   73.5
Adjustments to reconcile net income(loss)
  with net cash used by operations:
  Depreciation and amortization                     65.3       51.7
  (Gain)loss on investments                          3.0       (5.2)
  Tax benefit associated with stock options          1.7        6.3
  In-process research and development               10.6        -
  Loss on disposal of equipment                      0.3        -
  Write-down of inventory                           15.1        -
  Non-cash restructuring charges                   169.4        -
  Other, net                                         2.7        2.2
  Changes in certain assets and liabilities, net:
    Receivables                                     (7.7)     (30.3)
    Inventories                                      7.0      (14.3)
    Other current assets                             9.1      (29.0)
    Accounts payable and accrued expenses          (21.2)     (84.5)
    Current and deferred income taxes              (78.0)      14.7
    Other non-current liabilities                   (4.5)       1.2
                                                  ------      -----
Net cash used by operating activities              (34.8)     (13.7)
                                                  ------      -----
Cash flows from investing activities:
Purchase of property, plant and equipment         (105.2)    (110.0)
Proceeds from the sale and maturity of
   marketable investments                          275.0      145.2
Purchase of marketable investments                (252.1)    (156.2)
Proceeds from sale of investments                    -          7.8
Business acquisition                               (15.4)       -
Purchase of investments and other, net              (7.1)      (6.1)
                                                  ------      -----
Net cash used by investing activities             (104.8)    (119.3)
                                                  ------      -----
Cash flows from financing activities:
Proceeds from issuance of debt                       1.5       42.0
Repayment of debt                                   (5.3)      (5.0)
Issuance of common stock, net                        8.6       12.5
Purchase of treasury stock                           -        (18.7)
Payment of preferred dividends                       -         (2.8)
                                                  ------      -----
  Net cash provided by financing activities          4.8       28.0
                                                  ------      -----
Net change in cash and cash equivalents           (134.8)    (105.0)
Cash and cash equivalents at beginning of period   442.4      420.3
                                                  ------     ------
Cash and cash equivalents at end of period      $  307.6   $  315.3
                                                ========   ========
See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for fiscal year ended May 26, 1996.

     Property, plant and equipment:  Effective the beginning of fiscal
1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles to be disposed of that are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Adoption of SFAS 121 had no material impact on the carrying values of the Company's assets. In connection with the Company's announcement that it formed the Fairchild Semiconductor organization ("Fairchild") and that it is pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets, the Company recorded a $189.1 million charge to write down related assets held for sale to estimated fair value less cost to sell (see Note 5).

Note 2.  Components of Inventories

The components of inventories were:
(in millions)                                    Aug. 25,   May 26,
                                                   1996      1996
                                                 -------    -------
Raw materials                                    $  32.7    $  39.1
Work in process                                    200.4      208.5
Finished goods                                      70.5       78.1
                                                   -----     ------
     Total inventories                           $ 303.6    $ 325.7
                                                 =======    =======

Note 3.  Other Income(Expense), Net

Components of other income(expense), net, were:
(in millions)                                    Aug. 25,   Aug. 27,
                                                  1996       1995
                                                 -------    -------
Net intellectual property income                 $   0.3    $   2.8
Gain(loss) on investments, net                      (3.0)       5.2
                                                 -------    -------
     Total other income(expense), net            $  (2.7)   $   8.0
                                                 =======    =======

Note 4.  Statement of cash flow information
(in millions)
                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 25,   Aug. 27,
                                                  1996       1995
                                                 --------   --------
Supplemental disclosure of cash flow information:
-------------------------------------------------
Cash paid for:
    Interest                                     $   2.0    $   1.6
    Interest on tax settlements                       .1       11.3
    Income taxes                                     4.0        4.1

Supplemental schedule of non-cash investing
-------------------------------------------
  and financing activities:
  -------------------------
  Issuance of stock for employee benefit plans   $   3.2    $   4.3
  Tax benefit for employee stock option plans        1.7        6.3
  Retirement of treasury stock                        -        67.9
  Treasury stock purchases included in
    accrued liabilities                               -         2.9
  Unrealized gain (loss) on available-for-sale
    securities                                      (5.0)       7.3
  Unearned compensation charge relating to
    restricted stock issuance                        6.7         -
  Amortization of unearned compensation charge        .3         -

Note 5.  Restructuring of Operations.

One-time Charge:

In June 1996, the Company announced the formation of the Fairchild Semiconductor organization ("Fairchild") to consist of the Company's family logic, memory and discrete product lines. In connection with this reorganization, the Company recorded a $275 million one-time charge in the first quarter of fiscal 1997 that included a restructuring charge of $256.3 million, consisting of the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The Company expects to reduce its work force by approximately 1,400 employees in manufacturing support, selling, general and administrative areas of both the Fairchild and National core business organizations. These work force reduction actions began in July and are expected to continue through the Fairchild divestiture. Of this restructuring charge, approximately $87 million represents cash charges and $169 million represents fixed asset write downs and other non-cash items. The remaining components of the $275 million one-time charge have been recorded in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

As part of the restructuring noted above, the Company is actively pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets which it expects to finalize by the end of fiscal 1996. In connection with this action, the Company recorded charges of $177.7 million and $11.4 million to write down certain fixed assets of Fairchild and the National core businesses, respectively, to estimated fair value. The adjustments to the carrying value of these assets held for disposal were determined based on estimated fair value on the expected date of disposal. Accordingly, there was no reduction to depreciation expense for the first quarter of fiscal 1997, nor does the Company expect these adjustments to reduce depreciation for the remainder of fiscal 1997. The Fairchild assets held for sale include land, building and building improvements, and equipment of its 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine and its 6-inch wafer fabrication operation in Salt Lake City, Utah and assembly and test operations in Penang, Malaysia and Cebu, Philippines.
The carrying amount of these assets at August 25, 1996 was $161.4 million. The National core business assets written down in connection with this action primarily include software and leasehold improvements.
The Company also expects to pay approximately $4.0 million in retention bonuses to certain Fairchild employees. These amounts will be expensed to operations ratably over the employee's service period up through the final date of disposition.

The following table provides a summary of these charges:

                                       Fairchild     National
                                     Semiconductor     Core      Total
                                     Organization    Business   Company
(in millions)                        -------------   --------   -------
Restructuring of Operations:
  Write down of assets to
   estimated fair value                   $177.7      $11.4     $189.1
  Staffing reductions and severance         18.6       36.6       55.2
  Other exit costs                           9.8        2.2       12.0
                                          -------     ------    -------
                                           206.1       50.2      256.3
Other:
  Cost of sales                             15.1        3.6       18.7
                                          -------     ------    -------
                                          $221.2      $53.8     $275.0
                                          =======     ======    =======

As a result of the work force reduction actions that occurred in the first quarter of fiscal 1997, the Company paid $1.5 million of severance to approximately 40 terminated employees. Included in accrued liabilities at August 25, 1996 is $85.4 million related to remaining severance and other costs of restructuring activities that are not yet completed.

Selected Financial Information:

The following table summarizes selected financial information excluding the effect of the one-time charges:

                                     Fairchild       National
                                   Semiconductor       Core       Total
                                   Organization      Business    Company
($ in millions)                    -------------    ----------   -------

First Quarter Fiscal 1997:
     Sales                             $132.7         $433.4      $566.1
     Gross margin                       21.8%          37.4%       33.7%

First Quarter Fiscal 1996:
     Sales                             $185.6         $513.2      $698.8
     Gross margin                       34.5%          46.2%       43.1%

The financial information presented for Fairchild and the National core business is pro forma and represents sales and cost of sales of the product portfolios of Fairchild and the National core business. As such, sales and related cost of sales for certain Fairchild products manufactured by the National core business are included in the Fairchild Semiconductor product portfolio pro forma financial information and sales and related cost of sales for certain National core business products manufactured by Fairchild are included in the National core business product portfolio pro forma financial information.

Note 6.  Contingencies
In July 1996, the Company received notices of assessment totalling approximately $59.2 million from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia, which the Company believes are without merit and intends to contest. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


SALES   National Semiconductor Corporation ("National" or the "Company")
recorded net sales of $566.1 million for the first quarter of fiscal 1997, a decrease of 19.0 percent from net sales for the first quarter of fiscal 1996, reflecting a general slowdown in new orders that continued into the summer as customers and distributors reduced inventories.

In June 1996, the Company reorganized its structure by consolidating its seven former operating divisions into the following four business groups: the Analog Group, the Communications and Consumer Group, and the Personal Systems Group, all of which represent National's core businesses, and the Fairchild Semiconductor Group ("Fairchild"), which was formed as a separate organization consisting of its family logic, memory and discrete product lines. The Company believes this structure will enhance the focus and support of the Company's strength in analog and mixed signal technologies and help further its strategy to develop application specific integrated products for the personal systems, communications and consumer markets. The sales discussion that follows is based on this new structure.

Sales for the first quarter of fiscal 1997 for National's core businesses were $433.4 million, or 76.6 percent of total sales, compared to $513.2 million, or 73.4 percent of total sales for the first quarter of fiscal 1996. Despite the decrease in these sales, sales for local area network and wide area network products, including wireless communication products, continued to grow with increases of 13.0 percent and 17.7 percent, respectively, for the first quarter of fiscal 1997 over the first quarter of fiscal 1996. Sales increases for these product areas were the result of increased unit shipments. Overall, the decrease in sales for the National core businesses was the result of decreases in unit shipments particularly in multi-market analog products, together with some modest price declines. Sales for Fairchild were $132.7 million, or 23.4 percent of total sales for the first quarter of fiscal 1997, compared to $185.6 million, or 26.6 percent of sales for the first quarter of fiscal 1996. Overall decreases in unit shipments together with some modest price declines, particularly in memory and logic products, resulted in decreased sales for Fairchild.


GROSS MARGIN   Gross margin as a percentage of all sales declined to
30.4 percent for the first quarter of fiscal 1997 from 43.1 percent for the first quarter of fiscal 1996. The primary factor contributing to this decline was reduced factory utilization due to the slowdown in new orders that continued into the earlier part of the quarter as customers and distributors reduced inventories. The Company further reduced production output in an effort to keep inventories in balance with the decreasing demand. Also included in cost of sales was $18.7 million of the $275 million one-time charge the Company recorded in the first quarter of fiscal 1997 related to the reorganization and the formation of Fairchild (see Restructuring of Operations). Without this charge, gross margin as a percentage of total sales would have been 33.7 percent for the first quarter of fiscal 1996 (See Note 5).

RESEARCH AND DEVELOPMENT   Research and development ("R&D") expenses
for the first quarter of fiscal 1997 increased by 14.7 percent over the first quarter of fiscal 1996 and as a percentage of sales increased to
17.2 percent from 12.1 percent for the first quarter of fiscal 1996.
The increase in R&D expense for fiscal 1997 reflects the Company's accelerated investment in advanced submicron CMOS process technology, as well as continued investment in the development of new analog and mixed signal based products for applications in the personal systems, communications, consumer and industrial markets. The increase also reflects the one-time charge of $10.6 million for in-process R&D related to the acquisition of the PicoPower assets. Without this charge, R&D expenses for the first quarter of fiscal 1997 would have been $86.8 million, or 15.3 percent of sales, compared to $84.9 million, or 12.1 percent of sales, for the first quarter of fiscal 1996.


SELLING, GENERAL AND ADMINISTRATIVE   Selling, general and administrative
("SG&A") expenses decreased 27.2 percent over the first quarter of fiscal 1996 and as a percentage of sales decreased to 16.6 percent of sales from 18.5 percent of sales for the first quarter of fiscal 1996. The decrease is attributable to certain cost reduction actions in response to the slowdown in market conditions and the reduction of the Company's infrastructure in both Fairchild and the continuing National core business areas.


RESTRUCTURING OF OPERATIONS   In June 1996, the Company announced the
formation of the Fairchild organization to consist of its family logic, memory and discrete product lines. The Company is actively pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets, which it expects to finalize by the end of fiscal 1997. In connection with this reorganization, the Company recorded a $275 million one-time charge that included a restructuring charge of $256.3 consisting of the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The remaining components of the $275 million one-time charge have been included in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

Without the effect of this $275 million one-time charge and the $10.6 million one-time charge related to the PicoPower acquisition that was included in R&D expenses, net income for the quarter would have been $6.5 million, or five cents per share.


INTEREST INCOME AND INTEREST EXPENSE   Net interest income was $1.3
million for the first quarter of fiscal 1997 compared to $3.1 million in fiscal 1996. The decrease is due to reduced interest income as a result of lower cash balances in fiscal 1997 and higher interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in September 1995, as well as other borrowings related to the Company's continued investment in plant and equipment.


OTHER INCOME (EXPENSE), NET   Other expense, net was $2.7 million for
the first quarter of fiscal 1997, compared to other income, net of $8.0 million for the first quarter of fiscal 1996. Included in other expense, net for the first quarter of fiscal 1997 was $.3 million of net intellectual property income offset by a net loss on investments of $3.0 million primarily attributable to the write down of an investment to net realizable value. Included in other income, net for the first quarter of fiscal 1996, was $2.8 million of net intellectual property income and a net gain on investments of $5.2 million arising from the sale of certain investments.


INCOME TAX EXPENSE   Consistent with fiscal 1996, the Company's
effective tax rate for fiscal 1997 is 25 percent. The Company recorded an income tax benefit of $69.3 million for the first quarter of fiscal 1997.


FINANCIAL CONDITION   During the first quarter of fiscal 1997, cash
and cash equivalents decreased $134.8 million compared to a $105.0 million decrease for the first quarter of fiscal 1996. The decrease was primarily caused by the Company's greater use of cash in operating activities of $34.8 million due to the net loss and changes in working capital together with the Company's continued investment in property, plant and equipment of $105.2 million for the first quarter of fiscal 1997. This compares to the Company's use of cash in operating activities of $13.7 million and investment in property, plant and equipment of $110.0 million offset by $30.8 million in combined proceeds from long-term debt and issuance of common stock, net of $5.0 million for debt repayments and $18.7 for purchases of treasury stock for the first quarter of fiscal 1996.

Management foresees significant cash outlays for plant and equipment throughout fiscal 1997. Management continues to critically review its planned capital investments in light of business conditions, and expects the fiscal 1997 capital expenditure rate to be at a slightly lower level than fiscal 1996. Existing cash and investment balances, together with existing lines of credit, are felt to be sufficient to finance the fiscal 1997 capital expenditures.


OUTLOOK   The statements contained in this Outlook and in the
Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. In addition to the risk factors discussed in the Outlook and Financial Condition sections of Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 18 through 21 of the Company's 1996 Annual Report to Shareholders, the following factors may affect the Company's operating results for fiscal 1997. Actual results may differ materially from those set forth in such forward looking statements.

The Company intends to continue to focus on major customers in the personal systems, communications and consumer markets with continued emphasis in analog and mixed signal market opportunities. The Company expects to grow at or above market rates of growth in particular segments of analog and mixed signal, but may not necessary achieve growth in the more mature commodity markets for logic and memory products. Sales trend may also be affected by product pricing, especially in these commodity areas.

Although order rates in the earlier part of the quarter were slow, the Company experienced an increase in order rates beginning in mid-July particularly in the OEM channels and personal computer industry as it prepares for the Christmas season. There has been no current indication that this improvement will continue in either the OEM channels or personal computer industry. However, new orders in multi-market analog products remained relatively flat and new orders from distributors, particularly in North America and Europe, have remained slow as distributors continue to work through inventory corrections. The duration of this inventory adjustment at distributors is unknown and may have a significant ongoing impact on the Company's future operating results. Unless the current improvement in new orders continues and order rates for multi-market analog products and from distributors increase, the Company will be not be able to achieve the operating results and the level of revenue recorded in fiscal 1996.

While business conditions and overall market pricing have a major influence on gross margin, the Company's planned expansion and modernization of current facilities, improvements in manufacturing efficiency, focus on analog and mixed signal products and introduction of new products are expected to result in gross margin improvement. Future gross margin improvement is predicated on increased new order rates in future periods, particularly in the higher margin multi-market analog products.

As previously discussed under the section Restructuring of Operations, the Company formed the Fairchild organization and is actively pursuing a sale or partial financing of all or a portion of that business and its related assets. Since the exact structure and timing of the ultimate transaction has not yet been determined, it is difficult to predict the final impact on the Company's financial condition or operating results for fiscal 1997. The Company faces the risk that it may not be able to sell or finance all or a portion of the businesses and related assets under terms that are acceptable to the Company. Retaining these businesses or related assets may result in an unfavorable impact on the Company's operating results. The Company also faces the risk that the Fairchild businesses, as well as the Company's other businesses, may be disrupted and experience lower performance levels during the divestiture process. In addition, the actual fair value of the assets of these businesses may be lower or higher than amounts initially estimated.

The Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the ability of the Company to favorably resolve such assessments would not have a material effect on the Company's financial condition or results of operations.

The forward looking statements discussed or incorporated by reference in this outlook involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, changing environment of the semiconductor industry, competitive products and pricing, growth in the personal computer and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 26, 1996, which information is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

      3.1 Second Restated Certificate of Incorporation of the Company as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No.33-52775, which became effective March 22,
            1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-09957, which became effective August 12, 1996).

      3.2 By Laws for the Company (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-09957 which became effective August 12,
            1996).

      4.1 Rights Agreements (incorporated by reference from the Exhibits to the Company's Registration Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement
            (incorporated by reference from the Exhibits to the Amendment No. 1 to the Company's Registration
            Statement on Form 8-A filed December 11, 1995).

      4.2 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

     10.1   Management Contract or Compensatory Plan or Agreement:
            Settlement Agreement and General Release with Charles P.
            Carinalli.

     10.2 Management Contract or Compensatory Plan or Agreement: FY 1997 Executive Officer Incentive Plan Agreement.

     11.0   Additional Fully Diluted Calculation of Earnings Per Share

     27.0   Financial Data Schedule

(b)  Reports on Form 8-K
     -------------------
     A report on Form 8-K was filed on June 20, 1996, concerning the Company's announcement that it has formed a new organization consisting of its family logic, memory and discrete businesses, to be called Fairchild Semiconductor, and that it is pursuing a number of alternatives with respect to Fairchild Semiconductor, including a sale or partial financing of all or a portion of the businesses. In connection with this reorganization the Company announced that it would take a one-time charge of $280 million to $320 million in the first quarter of fiscal 1997, primarily reflecting the write-down of assets to estimated realizable value and costs associated with the reduction of the cost structure of the Company's remaining business units and central support organizations. The date of the reported event was June 20, 1996. No financial statements were filed with the Form 8-K.

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 4, 1996               /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

EXHIBIT 10.1


               SETTLEMENT AGREEMENT AND GENERAL RELEASE
               ----------------------------------------


     This Settlement Agreement and General Release (hereinafter
"Agreement") is entered into this 19th day of August, 1996 ("Effective Date"), by and between Charles P. Carinalli (hereinafter "Employee") and National Semiconductor Corporation (hereinafter "Company").

     WHEREAS, Employee and the Company have agreed that his active employment at the Company will be terminated effective as of September 3, 1996; and

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

     NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

     1. Effective as of September 3, 1996, Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held as an officer of the Company or any of its subsidiaries on or before September 3, 1996. This date shall be referred to as the "Termination Date."

     2. On the Termination Date, the Company will pay to Employee the equivalent of one year's salary, calcuated based on Employee's base salary in effect as of August 19, 1996, in one lump sum less required withholdings.

     3. Employee will be eligible for the Executive Officers Incentive Plan ("EOIP") award for fiscal year 1997, (prorated to reflect service from May 27, 1996 through the Termination Date) which award will be paid based on the average of the accomplishment scores for fiscal 1997 for the Company's executive staff and will be paid in accordance with the provisions of the EOIP at the same time all other participants receive their payments. Employee will not be eligible for EOIP for fiscal year 1998.

     4. Employee will be credited with twenty-seven (27) months of service toward any payment of Cycle III of the Performance Award Plan ("PAP"), and fifteen (15) months of service toward any payment of Cycle IV of PAP. If PAP awards are made, Employee will receive a award prorated as applicable in accordance with the provisions of the PAP and payment will be made at the same time all other participants receive their payments.

     5. Through December 31, 1996, Company will provide medical and dental benefits under the terms of the Company's plans at no cost to Employee other than the weekly charges incurred by employees for medical and dental benefits. Employee will have the option to continue medical and dental coverage under the Company's plans under COBRA effective January 1, 1997. Coverage under COBRA may run until March 31, 1998.

     6. On the Termination Date, Company shall pay Employee any vacation pay accrued through September 30, 1996 to which Employee may be entitled under the Company's vacation program. In addition, Employee bshall have the right to exercise on or before ninety (90) days after the Termination Date any stock options which have vested through the Termination Date.

     7. Employee's entitlement at termination to any other benefits not otherwise specified in this Agreement shall be determined by the terms of the applicable benefit plans.

     8. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to him by the Company by the Termination Date.

     9. Employee acknowledges that he has had twenty-one (21) days to consider the terms of this Settlement Agreement and General Release.
Once signed by Employee, Employee shall have an additional seven (7) days to withdraw Employee's approval of this Agreement and General Release.
If Employee withdraws his approval, this Agreement and General Release will be void and Employee will not be entitled to receive any benefits hereunder.

     10. Employee, his representatives, heirs, successors and assigns do hereby completely release and forever discharge Company, its affiliated, related or subsidiary corporations, and its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns (hereinafter collectively also referred to as "Company") from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against Company, based upon any act or omission by Company prior to the date of execution of this Agreement by Employee, including, but not limited to, any and all claims for damages, declaratory or injunctive relief or attorney's fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Age Discrimination in Employment Act or the California Fair Employment and Housing Act; provided, however, that this paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, Company By-Laws or Company policy.

     11. It is understood and agreed that the preceding Paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee including, without limitation, those arising from or in any way related to his employment by Company or the termination thereof. Therefore, Employee waives any and all rights or benefits which he may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

                     A general release does not extend to
                claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

     12. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by Company or the termination thereof.

     13. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written request or consent of Company unless required by law. Nor shall Employee disclose directly or indirectly to any person or organization, except as expressly permitted herein, that Employee received any sum of money from Company as a result of the termination of his employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is further understood and agreed that Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work-related need to know or unless required by law, and Company shall instruct each such person to whom it discloses this Agreement or its contents to refrain from making any disclosure to any other person except as permitted by this Agreement. Company believes that disclosure in its 1997 Proxy Statement may be required by law. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company resolved their differences in a mutually satisfactory manner.

     14. Employee represents that he has had an opportunity to be represented by Counsel of his own choosing in the negotiation and preparation of this Agreement, that he has had an adequate opportunity to consider the Agreement, that he has carefully read the Agreement, that he is fully aware of and understands its contents and its legal effect, that the preceding paragraphs recite the sole consideration for this Agreement, that all agreements and understandings between Employee and Company are embodied, referenced and expressed herein, and that he enters into this Agreement voluntarily, without coercion, and based on his own judgment and not in reliance upon any oral or written representations or promises made by Company, other than those contained or referenced herein.

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

EMPLOYEE                             NATIONAL SEMICONDUCTOR CORPORATION


  //S// CHARLES P. CARINALLI         By:   //S// RICHARD A. WILSON
------------------------------           ---------------------------
CHARLES P. CARINALLI                 Title:    VP, HUMAN RESOURCES
                                             -----------------------

                                                           EXHIBIT 10.2




                      NATIONAL SEMICONDUCTOR CORPORATION

                1997 EXECUTIVE OFFICER INCENTIVE PLAN AGREEMENT


                                   ARTICLE 1

                                  Definitions
                                  -----------

     Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:           This Executive Officer Incentive Plan Agreement.
---------

Award:               The amount to be paid to a Plan Participant.
-----

Award Date:          The date set by the Committee for payment of
----------           Awards,usually approximately forty days after the
                     Company makes public its consolidated financial statements for the fiscal year.

Base Salary:         The annualized base remuneration received by a
-----------          Participant from the Company at the end of the
                     fiscal year. Extraordinary items, including but not limited to prior awards, relocation expenses, international assignment allowances and tax adjustments, sales incentives, amounts recognized as income from stock or stock options, disability benefits (whether paid by the Company or a third party) and all other remuneration are excluded from the computation of Base Salary.

Company:             National Semiconductor Corporation ("NSC"), a
-------              Delaware corporation,  and any other corporation in
                     which NSC controls directly or indirectly fifty percent (50%) or more of the combined voting power of voting securities, and which has adopted this Plan.

Committee:           A committee comprised of directors of National who
---------            are not employees of the Company, as more fully
                     defined in the Executive Officer Incentive Plan.


Disability:          Inability to perform any services for the Company
----------           and eligible to receive disability benefits under
                     the standards used by the Company's disability benefit plan or any successor plan thereto.

Executive Officer:   An officer of the Company who is subject to the
-----------------    reporting and liability provisions of Section 16
                     of the Securities and Exchange Act of 1934.

Incentive Levels:    The grouping of those Executive Officers designated
----------------     as Participants as set forth in Article 4.

Participant:         An Executive Officer  designated as a  Participant
-----------          in accordance with the provisions of Article 3.

Performance Goal:    Factors considered and scored to determine the
----------------     amount of a Participant's Award, which shall be
                     based on one or more of the business criteria listed in Section 5(b) of the Plan. Performance
                     Goals will have four levels of performance as follows:

                     (i) Threshold -- The minimum acceptable level of performance.

                     (ii) Target -- Good performance, as established by the Committee, reflecting a degree of difficulty which has a reasonable probability of achievement.

                     (iii) Stretch -- Better than Target performance and reflecting a degree of difficulty with only a moderate probability of achievement.

                     (iv) Best Expected -- Exceptional performance far exceeding the Target level because of the great degree of difficulty and the limited probability of achievement.

Retirement:          Permanent termination of employment with the
----------           Company, and (a) the Participant's age is either
                     sixty-five (65) or age is at least fifty-five (55) and age plus years of service in the employ of the Company is sixty-five (65) or more, and (b) the retiring Participant certifies to the Vice
                     President-Finance of the Company that he or she does not intend to engage in a full-time vocation.

Target Award:        The Award, expressed as a percentage of Base
                     Salary, that may be earned by a Participant for achievement of the Target level of performance.

	All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Executive Officer Incentive Plan.

                                  ARTICLE 2

                                Effective Date
                                --------------

	The Agreement will become effective as of May 27, 1996, to be effective for the Company's fiscal year 1997.


                                   ARTICLE 3

                      Eligibility for Plan Participation
                      ----------------------------------

A. Within ninety (90) days after the commencement of the Company's fiscal year, the Committee shall designate those Executive Officers who shall be Plan Participants for the fiscal year and their respective Incentive Levels.

B. Participants will be notified once the Committee has designated Participants for the fiscal year. Continued participation will be determined by the Committee annually pursuant to Article 3A supra at the beginning of each fiscal year.

C. Newly hired Executive Officers and persons who are promoted to Executive Officers may be added as Participants to the Plan by the Committee during the fiscal year. Such Participants will receive a prorated Award based on time of participation in the Plan.


                                   ARTICLE 4

                                 Target Awards
                                 -------------

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


                                   ARTICLE 5

                             Plan Performance Goals
                             ----------------------

A. Performance Goals, associated weights and levels of performance will be established by the Committee within ninety (90) days after the start of the fiscal year. Each Performance Goal will have defined Threshold, Target, Stretch and Best Expected levels of performance. Performance Goals and their associated weights may change from one fiscal year to another fiscal year to reflect the Company's operational and strategic goals, but must be based on one or more of the business criteria listed in Section 5(b) of the Plan.

B. Actual Award amounts may range between 0% and 200% of Target. A scale showing the amount of the Participant's Award relative to the

Target Award at the various performance levels will be developed for each Performance Goal. Performance levels and associated Awards (as a percent of the Target Award) will be set from Threshold to Best Expected for the Performance Goals, with Awards ranging from 50% of the Target Award at the Threshold level to 200% of the Target Award at the Best Expected level.
Each Performance Goal will be scored at end of the fiscal year at a rating from 0% to 200%. The sum of the scoring on the Performance
Goals will determine the total performance level for the year. The Committee shall retain the discretion to reduce (but not increase) the Award otherwise payable to a Participant upon attainment of the total Performance Goals. Attachment A hereto contains a chart reflecting an example of the Award formula.


                                 ARTICLE 6

                     Calculation and Payment of Awards
                     ---------------------------------

A. The Committee shall set a limit on the maximum amount available for Awards for the fiscal year. Subject to this maximum amount, a Participant's Award will be calculated as a percentage of Base Salary as follows:

      1) The Participant's Target Award is determined prior to the beginning of the fiscal year.

      2) The performance of each Participant is scored at the end of the fiscal year.

      3) The Participants' overall performance may yield an incentive pool.

      4) The Participants' incentive pool may then be divided by the Committee among some or all Participants, based on
            individual performance scores.   No one individual Award may
            exceed 200% of the Participant's Target Award amount.

      5) Total Awards may not exceed the maximum limit set for Awards for the fiscal year. As a result, some or all Award amounts may be adjusted in order not to exceed the maximum limit.


B. The Committee will score the performance of the Plan Participants. Awards will be paid only after the Committee certifies in writing that the ratings on the Performance Goals have been attained. The Committee shall have the discretion to reduce, but not increase, the amount of an Award otherwise payable to a Participant upon attainment of the Performance Goal(s) established for the fiscal year.

C.    Awards will be paid in cash on or about the Award Date.

D. Awards will reflect the Participant's Base Salary in effect at the end of the fiscal year. Participants who take an unpaid leave of absence during the fiscal year for good cause shown to the satisfaction of the Committee will have their Awards prorated to reflect actual pay earned during the fiscal year.

E. All or any portion of the Award may be deferred if the Participant makes a voluntary irrevocable election to defer payment to a future date pursuant to the deferral terms contained in Article 8.



                                  ARTICLE 7

                           Termination of Employment
                           -------------------------

A. To be eligible to receive an Award, the Participant must be employed by the Company on the last day of the fiscal year. A Participant whose employment has terminated prior to that date will forfeit the Award, except as otherwise provided in this Article 7.

B. If a Participant's employment is terminated during the fiscal year by Disability, Retirement, or death, the Participant will receive an Award reflecting the Participant's performance and actual period of full-time employment during the fiscal year.

C. Unless local law or regulation provides otherwise, payments of Awards made upon termination of employment by death shall be made on the Award Date to: (a) beneficiaries designated by the Participant; if none, then (b) to a legal representative of the Participant; if none, then (c) to the persons entitled thereto as determined by a court of competent jurisdiction.

D. Participants whose employment is terminated by reduction in force during the fiscal year will receive no Award. If a Participant's employment is terminated by reduction in force after the fiscal year but before the Award Date, the Participant will receive the Award on the Award Date.

E. The Committee reserves the right to reduce an Award to reflect a Participant's absence from work during a fiscal year. A Participant absent on the Award Date will not receive an Award until he or she returns from the absence and satisfies the Committee the absence was for good cause shown.

F. The right of a Participant to receive an Award shall be forfeited if the Participant's employment is terminated for good cause shown such as acts of moral turpitude, a reckless disregard of the rights of other employees or because of or the Participant is discovered to have engaged in fraud, embezzlement, dishonesty against the Company, obtaining funds or property under false pretenses, assisting a competitor without permission, or interfering with the relationship of the Company with a customer. A Participant's Award will be forfeited for any of the above reasons regardless of whether such act is discovered prior to or subsequent to the Participant's termination of employment or payment of an Award. If an Award has been paid, such payment shall be repaid to the Company by the Participant.

                              ARTICLE 8

                         Deferral of Awards
                         ------------------

A. If permitted by local law and regulations, a Participant is entitled to make an irrevocable election (in the form of the Notice of Election attached) to defer receipt of all or any portion of any Award. For any fiscal year, the Notice of Election must be completed prior to thirty (30) days before the end of the fiscal year. Notices of Election are not self-renewing and must be completed for each fiscal year if deferral is desired for the applicable fiscal year.

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

E. Subject to Section 7.F., if the Participant's employment is terminated for any reason other than death, Disability or Retirement, the Participant will be paid the entire account balance in a lump sum in the month after termination, less any sums due the Company. If a Participant has requested installment payments and dies either before or after distribution has begun, the unpaid balance will be paid in a lump sum in the month following the Participant's death, less any sums due the Company.

F. Payment of part or all of the deferred Award may be accelerated in the case of severe hardship for good cause shown to the satisfaction of the Committee, which shall mean an emergency or unexpected situation including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be specifically approved by the Committee.

G. No Participant may assign, pledge or borrow against his or her account except as provided in this Agreement.

H. If permitted by local law and regulations, the Participant may designate a beneficiary to receive deferred Awards in the event of the Participant's death. The Participant's beneficiary may be changed without the consent of any prior beneficiary except as follows: In those jurisdictions where spouses are granted rights by law in a Participant's earnings, if the Participant is married at the time of designation, the Participant's spouse must consent to the beneficiary designation and any change in beneficiary. If no beneficiary is chosen or the beneficiary does not survive the Participant, the Award account balance will be paid in accordance with the terms of Article 7C or as otherwise required by local law or regulation.


                              ARTICLE 9

                    Interpretations and Rule-Making
                    --------------------------------

     The Committee shall have the sole right and power to: (i) interpret the provisions of the Agreement, and resolve questions thereunder, which interpretations and resolutions shall be final and conclusive; (ii) adopt such rules and regulations with regard to the administration of the Plan as are consistent with the terms of the Plan and the Agreement, and (iii) generally take all action to equitably administer the operation of the Plan and this Agreement.


                              ARTICLE 10

         Declaration of Incentives, Amendment, or Discontinuance
         -------------------------------------------------------

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

                            Miscellaneous
                            --------------

A. Except as provided in Article 8 H, no right or interest in the Plan is transferable or assignable except by will or the laws of descent and distribution.

B. Participation in this Plan does not guarantee any right to continued employment and the Committee and management reserve the right to dismiss Participants for any reason whatsoever. Participation in one fiscal year does not guarantee a Participant the right to participation in any subsequent fiscal year.

C. The Company reserves the right to deduct from all Awards under this Plan any sums due the Company as well as any taxes or other amounts required by law to be withheld with respect to Award payments.

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

I. Any dispute relating to or arising from this Agreement shall be determined by binding arbitration by a three member panel chosen under the auspices of the American Arbitration Association and acting pursuant to its Commercial Rules, sitting in San Jose, California. The panel may assess all fees, costs and other expenses, including reasonable counsel fees, as the panel sees fit. Notwithstanding the parties' election to use arbitration to resolve disputes under this Agreement, nothing contained in that election shall preclude either party, if the circumstances warrant, from seeking extraordinary relief, such as injunction and attachment, from any court of competent jurisdiction in California.

                                                         ATTACHMENT A

                 CHART describing Incentive Awards
                 as a percentage of Target Awards


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

                    NATIONAL SEMICONDUCTOR CORPORATION
                     EXECUTIVE OFFICER INCENTIVE PLAN

                           Notice of Election

     If you are a Participant in the Company's Executive Officer Incentive Plan ("EOIP") and receive an Award under the EOIP for fiscal year 1997, you may accept payment in calendar year 1997 or you may defer payment until a later date which is at least one year after the Award Date. If you want to defer payment, complete this election form and return it to Donald Macleod, Senior Vice President, Finance, or his designee by April 24, 1997.

     If you do not complete this form, you will receive payment in calendar year 1997. For further details, refer to the National
Semiconductor Corporation Executive Officer Incentive Plan documents and Agreement.

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

     2. The amounts deferred will be payable on the earliest of: termination of employment for any reason (including retirement, disability, or death) or on ________________________ (specify pre-selected distribution date at least one year after the 1997 Award Date.)

     3.     In the event of death, my primary beneficiary is:

                  _______________________________________________
                  (Print name)

Print address:    ______________________________________________

                  _______________________________________________

My secondary beneficiary (to receive benefits only in the event of death of my primary beneficiary) is:

                  _______________________________________________
                  (Print name)
Print address:    _______________________________________________

                  _______________________________________________

I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1997 EOIP AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR EOIP DOCUMENT.

                              Consent of spouse (required for married
                              participants designa- ting beneficiaries other than spouse)

Signature:___________________	Signature:______________________

Print Name:__________________	Print Name:_____________________

Date: _______________________




Received  by National Semiconductor Corporation

Date: ________________________________

By: __________________________________

Print Name: __________________________

Title: _______________________________

NATIONAL SEMICONDUCTOR CORPORATION                        Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE(1)
(in millions, except per share amounts)


                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 25,   Aug. 27
                                                  1996       1995
                                                 -------    -------
Net Income                                       $(205.2)   $  73.5
                                                 =======    =======
Number of shares:
Weighted average common
  shares outstanding                               137.7      123.1

Weighted average common
  equivalent shares, net of
  tax benefit(2)                                     1.6        4.3
                                                 -------    -------
Weighted average common and
  common equivalent shares                         139.3      127.4

Additional weighted average
  common equivalent shares
  assuming full dilution                              -          -

Shares issuable from
  assumed conversion of:
    Preferred shares                                  -        12.2
    Convertible notes                                6.1         -
                                                 -------    -------
Weighted average common and
  common equivalent shares
  assuming full dilution                           145.4      139.6
                                                 =======    =======

Income(loss) per share
  assuming full dilution                         $ (1.41)  $   0.53
                                                 =======    =======



(1)	For the three months ended August 25, 1996, this calculation is submitted in accordance with Regulation S-K Item
601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.

(2)	For purposes of this computation, all outstanding options
and warrants on common stock are assumed to have been exercised, even though for the three months ended August 25, 1996, the related effects are antidilutive.