Form 10-Q
period 1996-11-24
NATIONAL SEMICONDUCTOR CORP
filed 1996-12-20
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended November 24, 1996

OR

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 1-6453


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
                                                             ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class             Outstanding at November 24,1996.
     -------------------             -------------------------------
Common stock, par value $0.50 per share          139,535,128

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Six Months
   Ended November 24, 1996 and November 26, 1995             3

Condensed Consolidated Balance Sheets (Unaudited)
  as of November 24, 1996 and May 26, 1996                   4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Six Months Ended
 November 24, 1996 and November 26, 1995                     5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     10

Part II.  Other Information

Legal Proceedings                                           15

Submission of Matters to a Vote of Security Holders         15

Exhibits and Reports on Form 8-K                            16

Signature                                                   17

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      -------------------
                            Nov. 24,  Nov. 26,      Nov. 24,   Nov. 26,
                              1996      1995          1996       1995
                            --------  --------      --------   --------
Net sales                    $ 661.5   $ 711.6      $1,227.6   $1,410.4

Operating costs and expenses:
 Cost of sales                 430.7     398.6         824.6      796.3
 Research and development       89.0      88.7         186.4      173.6
 Selling, general and
  administrative               106.4     128.8         200.4      258.0
 Restructuring of operations     -         -           256.3        -
                             -------    ------      --------    -------
   Total operating costs
     and expenses              626.1     616.1       1,467.7    1,227.9
                             -------    ------      --------    -------
Operating income(loss)          35.4      95.5        (240.1)     182.5
Interest income, net             1.0       2.7           2.3        5.8
Other income, net                3.0       8.0            .3       16.0
                             -------   -------      --------    -------
Income(loss) before
  income taxes                  39.4     106.2        (237.5)     204.3
Income tax provision(benefit)    9.9      26.4         (59.4)      51.0
                             -------    ------      --------    -------
Net income(loss)              $ 29.5    $ 79.8      $ (178.1)   $ 153.3
                             =======    ======      ========    =======

Earnings per share:
         Primary               $ .21     $ .61        $(1.29)     $1.16
         Fully diluted         $ .21     $ .57        $(1.29)     $1.10

Weighted average shares:
         Primary               141.6     126.9         138.4      127.2
         Fully diluted         142.6     143.1         138.4      141.4

Income (loss) used in primary
   earnings per common share
   calculation(reflecting
   preferred dividends,
   if applicable)             $ 29.5    $ 77.0       $(178.1)   $ 147.7

Income (loss) used in fully
   diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes when dilutive)       $ 29.5    $ 81.9       $(178.1)   $ 155.4

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Nov. 24,       May 26,
                                                1996          1996
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  396.7       $  442.4
  Short-term marketable investments               45.2           61.9
  Receivables, net                               304.3          281.2
  Inventories                                    261.9          325.7
  Deferred tax assets                            140.4           71.1
  Other current assets                            65.5           73.7
                                               -------        -------
  Total current assets                         1,214.0        1,256.0

Property, plant and equipment                  2,535.7        2,516.7
  Less accumulated depreciation                1,292.5        1,208.6
                                               -------        -------
  Net property, plant and equipment            1,243.2        1,308.1
Long-term marketable investments                   7.0           11.7
Other assets                                      87.4           82.2
                                               -------        -------
Total assets                                  $2,551.6       $2,658.0
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   30.8       $   21.5
  Accounts payable                               207.4          255.6
  Accrued expenses                               295.5          235.1
  Income taxes                                   162.6          164.6
                                               -------        -------
  Total current liabilities                      696.3          676.8

Long-term debt                                   382.8          350.5
Deferred income taxes                             11.1           12.1
Other non-current liabilities                     39.6           41.4
                                               -------        -------
  Total liabilities                            1,129.8        1,080.8
                                               -------        -------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    69.8           68.4
  Additional paid-in capital                     952.9          926.9
  Retained earnings                              399.1          581.9
                                               -------        -------
  Total shareholders' equity                   1,421.8        1,577.2
                                               -------        -------
Total liabilities and shareholders' equity    $2,551.6       $2,658.0
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                       Six Months Ended
                                                  --------------------
                                                  Nov. 24,     Nov. 26,
                                                   1996         1995
                                                  -------      -------
Cash flows from operating activities:
Net income(loss)                                  $(178.1)     $ 153.3
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     134.8        108.8
  (Gain)loss on investments                           3.0         (5.2)
  Tax benefit associated with stock options           4.1         12.0
  In-process research and development charge         10.6          -
  Loss on disposal of equipment                       2.4          4.3
  Write-down of inventory                            15.1          -
  Restructuring charges                             256.3          -
  Other, net                                         (1.6)        (2.3)
  Changes in certain assets and liabilities, net:
    Receivables                                     (23.1)       (36.3)
    Inventories                                      48.7        (40.6)
    Other current assets                              8.2        (35.2)
    Accounts payable and accrued expenses           (71.9)       (53.3)
    Current and deferred income taxes               (72.3)        23.2
    Other non-current liabilities                    (1.8)         1.8
                                                  --------     --------
Net cash provided by operating activities           134.4        130.5
                                                  --------     --------
Cash flows from investing activities:
Purchase of property, plant and equipment          (231.8)      (277.3)
Proceeds from the sale and maturity of
   marketable investments                           541.4        305.2
Purchase of marketable investments                 (524.7)      (318.1)
Proceeds from sale of investments                     -            7.8
Business acquisition                                (15.4)         -
Purchase of investments and other, net              (10.4)       (10.4)
                                                  --------     --------
Net cash used by investing activities              (240.9)      (292.8)
                                                  --------     --------
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated
   notes, less issuance costs                         -          253.3
Proceeds from the issuance of debt                   52.2         42.0
Repayment of debt                                   (10.6)       (14.7)
Issuance of common stock, net                        19.2         22.3
Purchase of treasury stock                            -          (57.4)
Payment of preferred dividends                        -           (5.6)
                                                  --------     --------
Net cash provided by financing activites             60.8        239.9
                                                  --------     --------
Net change in cash and cash equivalents             (45.7)        77.6
Cash and cash equivalents at beginning of period    442.4        420.3
                                                  --------     --------
Cash and cash equivalents at end of period        $ 396.7      $ 497.9
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

     Property, plant and equipment: Effective the beginning of fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles that are to be disposed of, which are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Adoption of SFAS 121 had no material impact on the carrying values of the Company's assets. In connection with the Company's announcement that it had formed the Fairchild Semiconductor organization ("Fairchild") and is pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets, the Company recorded a $189.1 million charge to write down related assets held for sale to estimated fair value less cost to sell (see Note 5).

Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Nov. 24,   May 26,
                                                   1996      1996
                                                 -------    -------
Raw materials                                    $  30.0    $  39.1
Work in process                                    178.4      208.5
Finished goods                                      53.5       78.1
                                                   -----     ------
     Total inventories                           $ 261.9    $ 325.7
                                                 =======    =======

Note 3.  Other income, net
Components of other             Three Months Ended    Six Months Ended
income,net were:                ------------------   ------------------
(in millions)                   Nov. 24,  Nov. 26,   Nov. 24,  Nov. 26,
                                   1996      1995       1996      1995
                                --------  --------   --------  --------
Net intellectual property income $   1.4   $   8.0    $   1.7   $  10.8
Gain(loss)on investments, net         -         -        (3.0)      5.2
Other                                1.6        -         1.6        -
                                 -------   -------    -------   -------
     Total other income, net     $   3.0   $   8.0    $    .3   $  16.0
                                 =======   =======    =======   =======

Note 4.  Statement of Cash Flows Information
(in millions)
                                                  Six Months Ended
                                                 ------------------
                                                 Nov. 24,   Nov. 26,
                                                   1996       1995
                                                 --------   --------
Supplemental disclosure of cash flow
  information:
Cash paid for:
    Interest                                     $   9.1    $   4.6
    Interest on tax settlements                       .1       11.3
    Income taxes                                     3.9       14.2

Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of stock for employee benefit plans   $   3.2    $   4.3
  Tax benefit for employee stock option plans        4.1       12.0
  Retirement of treasury stock                       -        112.5
  Unrealized gain (loss) on available-for-sale
    securities                                      (4.7)      (0.5)
  Unearned compensation charge relating to
    restricted stock issuance                        8.1        -
  Amortization of unearned compensation charge        .9        -

Note 5.  Restructuring of Operations.

One-time Charge:

In June 1996, the Company announced the formation of the Fairchild Semiconductor organization ("Fairchild") to consist of the Company's family logic, memory and discrete product lines. In connection with this reorganization, the Company recorded a $275 million one-time charge in the first six months of fiscal 1997 that included a restructuring charge of $256.3 million for the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The Company expects to reduce its work force by approximately 1,400 employees in manufacturing support, selling, general and administrative areas of both the Fairchild and National core business organizations. These work force reduction actions that began in July 1996, are expected to continue through and beyond the Fairchild divestiture. Of this restructuring charge, approximately $87 million represents cash charges and $169 million represents fixed asset write downs and other non-cash items. The remaining components of the $275 million one-time charge have been recorded in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

As part of the restructuring noted above, the Company is actively pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets which it expects to finalize by the end of fiscal 1997. In connection with this action, the Company recorded charges of $177.7 million and $11.4 million to write down certain fixed assets of Fairchild and the National core businesses, respectively, to estimated fair value. The adjustments to the carrying value of these assets held for disposal were determined based on estimated fair value of the individual businesses of Fairchild on the expected date of disposal. The Fairchild assets include land, building and building improvements, and equipment associated with its 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine, its 6-inch wafer fabrication operation in Salt Lake City, Utah and its assembly and test operations in Penang, Malaysia and Cebu, Philippines. The carrying amount of these assets at November 24, 1996 was $156.2 million. The National core business assets written down in connection with this action primarily include software and leasehold improvements. The Company also expects to pay approximately $4.0 million in retention bonuses to certain Fairchild employees. These amounts will be expensed to operations ratably over the employee's service period up through the final date of disposition.

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
                                          =======     ======    =======

As a result of the work force reduction actions that occurred in the first six months of fiscal 1997, the Company paid $13.5 million of severance to approximately 400 terminated employees. Included in accrued liabilities at November 24, 1996 is $ 73.2 million related to remaining severance and other costs of restructuring activities that are not yet completed.

Selected Financial Information:

The following table summarizes selected financial information excluding the effect of the one-time charges for the Fairchild Semiconductor Organization and the National core business:

                      Three Months Ended         Six Months Ended
                   ----------------------    --------------------------
($ in millions)     Fair-   Nat'l   Total     Fair-    Nat'l     Total
                    child   Core     Co.      child    Core       Co.
                   ------  ------  ------    ------  --------   -------
Fiscal 1997
-----------
Period Ended
November 24, 1996:
  Sales            $154.0  $507.5  $661.5    $286.7    $940.9  $1,227.6
  Gross margin      23.6%   38.3%   34.9%     22.8%     37.9%     34.4%

Fiscal 1996
-----------
Period Ended
November 26, 1995:
  Sales            $191.2  $520.4  $711.6    $376.8  $1,033.6  $1,410.4
  Gross margin      35.5%   47.1%   44.0%     35.0%     46.7%     43.5%

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

Note 6.  Debt
In November 1996, the Company entered into an equipment financing agreement with a group of banks, which provides the Company borrowings in stated amounts up to $100 million over a one year period. Borrowings are collateralized by the underlying equipment. An initial loan draw of $50.2 million was also made in November. Under the terms of the agreement, the amounts financed bear interest at the one-month Libor rate plus 90 basis points (6.275% at November 24, 1996) with principal and interest due monthly over a five year period. The agreement contains certain covenant and default provisions that require the Company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities of the Company.

Note 7.  Contingencies
In July 1996, the Company received notices of assessment totalling approximately $59.2 million from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia, which the Company believes are without merit and intends to contest. The Company believes it has adequate tax reserves to satisfy an ultimate resolution of the assessments.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales	National Semiconductor Corporation ("National" or the "Company")
recorded net sales of $661.5 million and $1,227.6 million for the second quarter and first six months of fiscal 1997, respectively, a decrease of
7.0 percent and 13.0 percent from net sales for the comparable periods of fiscal 1996. Although sales for the second quarter of fiscal 1997 were lower than the quarter a year ago, sales grew over the first quarter of fiscal 1997, reflecting an improvement in new order rates that began mid-summer and has continued throughout the current quarter.

Beginning in fiscal 1997, the Company reorganized its structure by consolidating its seven former operating divisions into the following four business groups: the Analog Group, the Communications and Consumer Group, and the Personal Systems Group, all of which represent National's core businesses, and the Fairchild Semiconductor Group ("Fairchild"), which was formed as a separate organization consisting of the Company's family logic, memory and discrete product lines. The Company believes this structure will enhance the focus and support of the Company's strength in analog and mixed signal technologies and help further its strategy to develop application specific integrated products for the personal systems, communications and consumer markets. The sales discussion that follows is based on this new structure.

Sales for the second quarter and first six months of fiscal 1997 for National's core businesses as described above were $507.5 million or
76.7 percent of total sales and $940.9 million or 76.6 percent of total sales, respectively. This compares to $520.4 million or 73.1 percent of total sales and $1,033.6 or 73.3 percent of total sales for the same periods of fiscal 1996. Despite the decrease in these sales, sales for local area network and wide area network products, including wireless communication products, continued to grow with increases of 36.3 percent and 14.5 percent, respectively, for the second quarter of fiscal 1997 over the comparable quarter of fiscal 1996 and 22.0 percent and 16.0 percent, respectively, year over year. In addition, sales strengthened for personal computer products, which grew 30.7 percent and 21.3 percent in the second quarter and first six months of fiscal 1997, respectively, over the comparable periods of fiscal 1996. Sales increases for all of these product areas were the result of increased unit shipments. Overall, the decrease in sales for the National core businesses was the result of some modest price declines, particularly in multi-market analog products, together with overall decreases in unit shipments for other core business products. Sales for Fairchild were $154.0 million or 23.3 percent of total sales and $286.7 million or 23.4 percent of total sales for the second quarter and first six months of fiscal 1997, respectively. This compares to $191.2 million or 26.9 percent of sales and $376.8 million or 26.7 percent of total sales for the same periods of fiscal 1996. Overall decreases in unit shipments, together with some modest price declines, resulted in decreased sales for Fairchild.


Gross Margin    Gross margin as a percentage of sales declined to 34.9
percent and 32.8 percent for the second quarter and first six months of fiscal 1997, respectively, from 44.0 percent and 43.5 percent for the comparable periods of fiscal 1996. The primary factor contributing to the gross margin decline was lower wafer fab capacity utilization of 67 percent compared to the essentially full utilization of 91 percent a year ago. Although order rates improved during the second quarter of fiscal 1997, the Company increased shipments in September and October by reducing die bank inventories without significantly increasing new wafer starts until November. Also included in cost of sales for the first six months of fiscal 1997 was $18.7 million of the $275 million one-time charge related to the reorganization and the formation of Fairchild (see Restructuring of Operations). Without this charge, gross margin as a percentage of total sales would have been 34.4 percent percent (See Note
5).


Research and Development    Research and development ("R&D") expenses
for the second quarter and first six months of fiscal 1997 increased by
0.3 percent and 7.4 percent, respectively, over the comparable periods of fiscal 1996. As a percentage of sales this represents an increase to
13.5 percent for the second quarter of fiscal 1997 and 15.2 percent for the first six months of fiscal 1997 from 12.5 percent and 12.3 percent for the comparable periods of fiscal 1996. Overall, the increase in fiscal 1997 R&D expenses reflect the Company's accelerated investment in advanced submicron CMOS process technology, as well as its continued investment in the development of new analog and mixed signal based products for applications in the personal systems, communications and consumer markets. The quarter to quarter increase in R&D expenses was minimized by the Company's efforts to eliminate redundant new product applications. For the first six months of fiscal 1997, the increase also reflects the first quarter one-time charge of $10.6 million for in-process R&D related to the acquisition of the PicoPower assets. Without this charge, R&D expenses for the first six months of fiscal 1997 would have been $175.8 million, or 14.3 percent of sales, compared to $173.6 million, or 12.3 percent of sales, for the comparable period of fiscal 1996.


Selling, General and Administrative    Selling, general and
administrative ("SG&A") expenses for fiscal 1997 decreased 17.4 percent and 22.3 percent over the second quarter and first six months of fiscal 1996, respectively. As a percentage of sales SG&A expenses decreased to
16.1 percent and 16.3 percent of sales for the second quarter and first six months from 18.1 percent and 18.3 percent of sales for the comparable periods of fiscal 1996. The decrease is attributable to certain ongoing cost reduction actions that were implemented in response to the recent slowdown in market conditions and the reduction of the Company's infrastructure in both Fairchild and the continuing National core business areas.


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

Without the effect of this $275 million one-time charge and the $10.6 million one-time charge related to the PicoPower acquisition that was included in R&D expenses, net income for the first six months would have been $36.1 million, or $.25 per share.


Interest Income and Interest Expense    Net interest income was $1.0
million and $2.3 million for the second quarter and first six months of fiscal 1997, respectively, compared to $2.7 million and $5.8 million for the comparable periods of fiscal 1996. The decrease is due to reduced interest income on lower cash balances in fiscal 1997 and higher interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in September 1995, as well as other borrowings related to the Company's continued investment in plant and equipment.


Other Income , Net    Other income, net was $3.0 million and $.3 million
for the second quarter and first six months of fiscal 1997, respectively, compared to $8.0 million and $16.0 million for the comparable periods of fiscal 1996. For the second quarter of fiscal 1997, other income, net included $1.6 million of dividend income from one of the Company's investment holdings and $1.4 million of net intellectual property income. This compares to $8.0 million of net intellectual property income for the second quarter of fiscal 1996. In addition to the $1.6 million of dividend income, other income, net for the first six months of fiscal 1997 also included $1.7 million of net intellectual property income offset by a net loss on investments of $3.0 million primarily attributable to the write down of an investment to net realizable value. This compares to $10.8 million of net intellectual property income and $5.2 million of realized gains from sale of investments, net of losses for the first six months of fiscal 1996.


Income Tax Expense    Consistent with fiscal 1996, the Company's
effective tax rate for fiscal 1997 is 25 percent.


Financial Condition    During the first six months of fiscal 1997, cash
and cash equivalents decreased $45.7 million compared to a $77.6 increase for the first six months of fiscal 1996. The decrease was primarily the result of the Company's continued investment in property, plant and equipment of $231.8 million that more than offset the cash flows generated from operations of $134.4 million and proceeds from the draw down of $50.2 million in November 1996 on the Company's new equipment loan. This compares to $130.5 million generated from cash flows from operations plus $253.3 million of net proceeds from the convertible subordinated notes issued by the Company in September 1995, offset by capital expenditures of $277.3 million for the first six months of fiscal 1996.

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

The Company intends to continue to focus on major customers in the personal systems, communications and consumer markets with continued emphasis in analog and mixed signal market opportunities. The Company expects to grow at or above market rates of growth in particular segments of analog and mixed signal, but may not necessary achieve growth in the more mature commodity markets for logic and memory products that are included in Fairchild. Sales trend may also be affected by product pricing, especially in these commodity areas.

The Company has experienced significant improvement in order rates for the second quarter in the multi-market analog product area and from distributors, as well as continued increases in orders in the OEM channels and personal computer industry as it prepares for the Christmas season. Although order rates continued to strengthen during the quarter, the Company faces the risk of a drop in order rates in the personal computer industry after the Christmas season. In addition, continued increase in orders from distributors is dependent on increases in distributor resales. There is also no indication that the current improvement in order rates will continue. Unless the current improvement in new orders continues, the Company will not be able to achieve the operating results and the level of revenue recorded in fiscal 1996.

While business conditions and overall market pricing have a major influence on gross margin, the Company's planned expansion and modernization of current facilities, improvements in manufacturing efficiency, focus on analog and mixed signal products and introduction of new products are expected to result in gross margin improvement.
Future gross margin improvement is predicated on increased new order rates in future periods, particularly in the higher margin multi-market
analog products. 	Moreover, the typical seasonal impact on wafer fab
capacity utilization during the winter quarter has historically resulted in lower gross margin for the third quarter. The Company believes that gross margin for the third quarter of fiscal 1997 can be held at the same level as the second quarter. However, while management plans to minimize the impact of vacations and shutdowns at its manufacturing facilities, the Thanksgiving, Christmas and new year holidays, including the Chinese new year, will still impact production levels during the third quarter. Unless wafer fab capacity utilization can be held at a level comparable with the second quarter, gross margin will be unfavorably affected.

As previously discussed under the section Restructuring of Operations, the Company formed the Fairchild organization and is actively pursuing a sale or partial financing of all or a portion of that business and its related assets. Since the exact structure and timing of the ultimate transaction has not yet been determined, it is difficult to predict the final impact on the Company's financial condition or operating results for fiscal 1997. The Company faces the risk that it may not be able to sell or finance all or a portion of the businesses and related assets under terms that are acceptable to the Company. Retaining these businesses or related assets may have an unfavorable impact on the Company's operating results. The Company also faces the risk that the Fairchild businesses, as well as the Company's other businesses, may be disrupted and experience lower performance levels during the divestiture process. In addition, the actual fair value of the assets of these businesses may be lower or higher than amounts initially estimated.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

Reference is made to Item 3, Legal Proceedings, in the Company's Annual Report on Form 10-K for the year ended May 26, 1996 and Item 1, Legal Proceedings in the Company's Quarterly Report on 10-Q for the fiscal quarter ended August 25, 1996, which information is incorporated herein by reference.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

(a)   The Registrant's Annual Meeting was held on September 27, 1996.

(b)   The following directors were elected at the Meeting:

                                                 AUTHORITY
     	DIRECTOR                 FOR               WITHHEL
      --------                 ----              --------
      Brian L. Halla           121,013,561       1,179,832
      Gary P. Arnold           121,016,256       1,177,137
      Robert Beshar            121,075,492       1,117,901
      Modesto A. Maidique      120,988,067       1,205,326
      Edward R. McCracken      121,167,161       1,026,232
      J. Tracy O'Rourke        121,009,295       1,184,098
      Charles E. Sporck        121,030,944       1,162,449
      Donald E. Weeden         120,997,122       1,196,271

(c)   Other matters voted on at the Meeting were the following:

      (i) To approve the addition of 6,600,000 Shares of Common Stock to the Stock Option Plan, as amended:

                  FOR:        88,627,473
                  AGAINST:    33,025,900
                  ABSTAIN:       540,000

Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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

      3.2      By-Laws of the Company.

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

      11.0     Additional Fully Diluted Calculation of Earnings Per
               Share.

      27.0     Financial Data Schedule.


(b)   Reports on Form 8-K

      No reports on Form 8K were filed during the fiscal quarter ended November 24, 1996.

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL SEMICONDUCTOR CORPORATION



Date:  December 20, 1996             /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

                           AMENDED AND RESTATED

                                 BY-LAWS
                                   OF

                     NATIONAL SEMICONDUCTOR CORPORATION


                                ARTICLE I.
                                 OFFICES

   Section 1. Registered Office. The registered office shall be in the City of Wilmington, County of New Castle, State of Delaware.

   Section 2. Other Offices. The corporation may also have offices at such other places both within and without the State of Delaware as the board of directors may from time to time determine or the business of the corporation may require.


                              ARCTICLE II.
                              STOCKHOLDERS

   Section 1. Place of Meetings. Meetings of stockholders shall be held at such place either within or without the State of Delaware as may be designated by the board of directors.

   Section 2. Annual Meeting. An annual meeting of stockholders shall be held on the fourth Friday in September of each year, at 10:30 A.M., or at such other date and time as shall be designated by the board of directors. At the annual meeting the stockholders shall elect a board of directors and transact such other business as may be properly brought before the meeting.

   Section 3. Special Meetings. Subject to the rights of the holders of any series of stock having a preference over the Common Stock of the corporation as to dividends or upon liquidation ("Preferred Stock") with respect to such series of Preferred Stock, special meetings of the stockholders may be called only by the chairman of the board or by the board of directors pursuant to a resolution adopted by a majority of the total number of directors which the corporation would have if there were no vacancies (the "Whole Board").

   Section 4. Notice of Meetings. The secretary or such other officer of the corporation as is designated by the board of directors shall serve personally or send through the mails or by telegraph a written notice of annual or special meetings of stockholders, addressed to each stockholder of record entitled to vote at his address as it appears on the stock transfer books of the corporation, stating the time and place of the meeting and the purpose or purposes for which the meeting is called, not less than ten nor more than sixty days before the date of the meeting. If mailed, notice shall be deemed to have been given when deposited in the United States mail, postage prepaid, directed to the stockholder at his address as it appears on the records of the corporation. Notice given by telegraph shall be deemed to have been given upon delivery of the message to the telegraph company. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Any previously scheduled meeting of the stockholders may be postponed, and (unless the Certificate of Incorporation otherwise provides) any special meeting of the stockholders may be cancelled, by resolution of the board of directors upon public notice given prior to the date previously scheduled for such meeting of stockholders.

   Section 5. Waiver of Notice. Notice of a meeting need not be given to any stockholder who signs a waiver of notice, in person or by proxy, whether before or after a meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting either prior thereto or at its commencement the lack of notice of such meeting, shall constitute a waiver of notice by him. Neither the business to be trans-acted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

   Section 6. Stockholder's List. The officer who has charge of the stock transfer book of the corporation shall prepare and make, at least ten days before every meeting of the stockholders at which directors are to be elected, a complete list of the stockholders entitled to vote at the meeting, arranged in alphabetical order, and showing the address of each stockholder and the number of shares registered in the name of each stockholder. Such list shall be open to examination by any stockholder, for any purpose germane to the meeting, during ordinary business hours, for a period of at least ten days prior to the meeting, either at a place within the city where the meeting is to be held, which place shall be specified in the notice of the meeting, or, if not so specified, at the place where the meeting is to be held. The list shall also be produced and kept at the time and place of the meeting during the whole time thereof, and may be inspected by any stockholder who is present.

   Section 7. Quorum and Adjournment. Except as otherwise provided by law or by the Certificate of Incorporation, the holders of a majority of the outstanding shares of the corporation entitled to vote generally in the election of directors (the "Voting Stock"), present in person or represented by proxy, shall constitute a quorum at all meetings of stockholders for the transaction of business, except that when specified business is to be voted on by a class or series of stock voting as a class, the holders of a majority of the shares of such class or series shall constitute a quorum of such class or series for the transaction of such business. The chairman of the meeting or a majority of the shares so represented may adjourn the meeting from time to time, whether or not there is such a quorum. The stockholders present at a duly called meeting at which a quorum is present may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum. At such adjourned meeting at which a quorum shall be present or represented any business may be transacted which might have been transacted at the meeting as originally notified. If the adjournment is for more than thirty days, or after the adjournment a new record date is fixed for the adjourned meeting, a notice of the adjourned meeting shall be given to each stockholder of record entitled to vote.

   Section 8. Proxies. At all meetings of stockholders, each stockholder entitled to vote shall have one vote, to be exercised in person or by proxy, for each share of capital stock having voting power, held by such stockholder. All proxies shall be in writing, shall relate only to a specific meeting (including continuations and adjournments of the same), and shall be filed with the secretary at or before the time of the meeting. Each proxy must be signed by the shareholder or his attorney-in-fact. The person or persons named in a proxy for a specific meeting may vote at any adjournment of the meeting for which the proxy was given. If more than one person is named as proxy, a majority of such persons so named present at the meeting, or if only one shall be present, then that one, shall have and exercise all the powers conferred upon all of the persons unless the proxy shall provide otherwise. A proxy purporting to be executed by or on behalf of a stockholder shall be deemed valid unless challenged prior to or at its exercise and the burden of proving invalidity shall rest on the challenger.

   Section 9. Notice of Stockholder Business and Nominations.

       a.   Annual Meetings of Stockholders.

           (1) Nominations of persons for election to the board of directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the corporation's notice of meeting,(b) by or at the direction of the board of directors or (c) by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this By-Law, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law.

           (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph (a)(1) of this By-Law, the stockholder must have given timely notice thereof in writing to the secretary of the corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner and (ii) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

            (3) Notwithstanding anything in the second sentence of paragraph (a)(2) of this By-Law to the contrary, in the event that the number of directors to be elected to the board of directors of the corporation is increased and there is no public announcement by the corporation naming all of the nominees for director or specifying the size of the increased board of directors at least 70 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this By-Law shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the corporation.

       b. Special Meetings of Stockholders. Only such business shall be conducted at a special meeting of stockholders as shall have been brought before the meeting pursuant to the corporation's notice of meeting. Nominations of persons for election to the board of directors may be made at a special meeting of stockholders at which directors are to be elected pursuant to the corporation's notice of meeting (a) by or at the direction of the board of directors or (b) provided that the board of directors has determined that directors shall be elected at such meeting, by any stockholder of the corporation who is a stockholder of record at the time of giving of notice provided for in this By-Law, who shall be entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law. In the event the corporation calls a special meeting of stockholders for the purpose of electing one or more directors to the board of directors, any such stockholder may nominate a person or persons (as the case may be), for election to such position(s) as specified in the corporation's notice of meeting, if the stockholder's notice required by paragraph (a)(2) of this By-Law shall be delivered to the secretary at the principal executive offices of the corporation not earlier than the close of business on the 90th day prior to such special meeting and not later than the close of business on the later of the 60th day prior to such special meeting or the 10th day following the day on which public announcement is first made of the date of the special meeting and of the nominees proposed by the board of directors to be elected at such meeting. In no event shall the public announcement of an adjournment of a special meeting commence a new time period for the giving of a stockholder's notice as described above.

       c.   General.

            (1) Only such persons who are nominated in accordance with the procedures set forth in this By-Law shall be eligible to serve as directors and only such business shall be conducted at a meeting of stockholders as shall have been brought before the meeting in accordance with the procedures set forth in this By-Law. Except as otherwise provided by law, the Certificate of Incorporation or these By-Laws, the chairman of the meeting shall have the power and duty to determine whether a nomination or any business proposed to be brought before the meeting was made or proposed, as the case may be, in accordance with the procedures set forth in this By-Law and, if any proposed nomination or business is not in compliance with this By-Law, to declare that such defective proposal or nomination shall be disregarded.

            (2) For purposes of this By-Law, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the corporation with the Securities and Exchange Commission pursuant to Section 13, 14 or 15(d) of the Exchange Act.

            (3) Notwithstanding the foregoing provisions of this By-Law, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this By-Law. Nothing in this By-Law shall be deemed to affect any rights (I) of stockholders to request inclusion of proposals in the corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

   Section 10. Voting. When a quorum is present at any meeting, the affirmative vote of the holders of a majority of the capital stock having voting power present in person or represented by proxy and entitled to vote on the matter shall decide any question brought before such meeting, except (i) in respect of elections of directors which shall be decided, subject to the rights of the holders of any series of Preferred Stock, by a plurality of the votes cast, and (ii) when the question is one which by express provision of statute or Certificate of Incorporation a different vote is required, in which case such express provision shall govern and control the decision of such question. No vote need be taken by ballot unless required by statute.

   Section 11. Inspectors of Elections; Opening and Closing the Polls. The board of directors by resolution shall appoint one or more inspectors, which inspector or inspectors may include individuals who serve the corporation in other capacities, including, without limitation, as officers, employees, agents or representatives, to act at the meetings of stockholders and make a written report thereof. One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate has been appointed to act or is able to act at a meeting of stockholders, the chairman of the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before discharging his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspectors shall have the duties prescribed by law.

               The chairman of the meeting shall fix and announce at the meeting the date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting.

   Section 12. Record Date for Action by Written Consent. In order that the corporation may determine the stockholders entitled to consent to corporate action in writing without a meeting, the board of directors may fix a record date, which record date shall not precede the date upon which the resolution fixing the record date is adopted by the board of directors, and which date shall not be more than ten (10) days after the date upon which the resolution fixing the record date is adopted by the board of directors. Any stockholder of record seeking to have the stockholders authorize or take corporate action by written consent shall, by written notice to the secretary, request the board of directors to fix a record date. The board of directors shall promptly, but in all events within ten (10) days after the date on which such a request is received, adopt a resolution fixing the record date (unless a record date has previously been fixed by the board of directors pursuant to the first sentence of this Section). If no record date has been fixed by the board of directors pursuant to the first sentence of this Section or otherwise within ten (10) days of the date on which such a request is received, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting, when no prior action by the board of directors is required by applicable law, shall be the first date on which a signed written consent setting forth the action taken or proposed to be taken is delivered to the corporation by delivery to its registered office in Delaware, its principal place of business, or to any officer or agent of the corporation having custody of the book in which proceedings of meetings of stockholders are recorded. Delivery shall be by hand or by certified or registered mail, return receipt requested. If no record date has been fixed by the board of directors and prior action by the board of directors is required by applicable law, the record date for determining stockholders entitled to consent to corporate action in writing without a meeting shall be at the close of business on the date on which the board of directors adopts the resolution taking such prior action.

   Section 13. Inspectors of Written Consent. In the event of the delivery, in the manner provided by Section 12 of this Article to the corporation of the requisite written consent or consents to take corporate action and/or any related revocation or revocations, the corporation shall engage independent inspectors of elections for the purpose of promptly performing a ministerial review of the validity of the consents and revocations. For the purpose of permitting the inspectors to perform such review, no action by written consent without a meeting shall be effective until such date as the independent inspectors certify to the corporation that the consents delivered to the corporation in accordance with Section 12 of this Article represent at least the minimum number of votes that would be necessary to take the corporate action. Nothing contained in this Section shall in any way be construed to suggest or imply that the board of directors or any stockholder shall not be entitled to contest the validity of any consent or revocation thereof, whether before or after such certification by the independent inspectors, or to take any other action (including, without limitation, the commencement, prosecution, or defense of any litigation with respect thereto, and the seeking of injunctive relief in such litigation).

   Section 14. Effectiveness of Written Consent. Every written consent shall bear the date of signature of each stockholder who signs the consent and no written consent shall be effective to take the corporate action referred to therein unless, within sixty (60) days of the earliest dated written consent received in accordance with Section 12 of this Article, a written consent or consents signed by a sufficient number of holders to take such action are delivered to the corporation in the manner prescribed in Section 12 of this Article.


                               ARTICLE III.
                         THE BOARD OF DIRECTORS

   Section 1. Composition. The board of directors shall consist of eight directors subject to such automatic increase as may be required by the corporation's Restated Articles of Incorporation. The board may enlarge or reduce the size of the board in a vote of the majority of the directors in office. No director need be a stockholder.

   Section 2. Election and Term. Except as provided in Section 3 of this Article, the directors shall be elected by a plurality vote at the annual meeting of the stockholders. Each director shall hold office until his successor is elected and qualified or until his earlier resignation or removal.

   Section 3. Vacancies and Newly Created Directorships. Any vacancy on the board of directors, or any newly created directorships, however occurring, may be filled by a majority of the directors then in office, though less than a quorum or by a sole remaining director. Any vacancy in the board of directors may also be filled by a plurality vote of the stockholders unless such vacancy shall have been previously filled by the board of directors.

   Section 4. Powers. The business of the corporation shall be managed by its board of directors which shall have and may exercise all such powers of the corporation, including the power to make, alter or repeal the bylaws of the corporation, and do all such lawful acts and things as are not by statute directed or required to be exercised or done by the stockholders.

   Section 5. Place of Meetings. The board of directors of the corporation may hold meetings both regular and special, either within or without the State of Delaware. Members of the board of directors or any committee designated by the board, may participate in a meeting of such board or committee by means of a conference telephone by means of which all persons participating in the meeting can hear each other, and participation shall constitute presence in person at such meeting.

   Section 6. Regular Meetings. Regular meetings of the board of directors may be held without call or notice immediately following the annual meeting of the stockholders and at such time and at such place as shall from time to time be selected by the board of directors, provided that in respect of any director who is absent when such selection is made, the notice, waiver and attendance provisions of Section 7 of this Article shall apply to such regular meetings.

   Section 7. Special Meetings and Notice. Special meetings of the board of directors may be called by the chairman of the board of directors, a majority of the directors or the president on notice given to each director, either personally (including by telephone) or by hand delivery, first-class mail, overnight mail, courier service, telegram or facsimile transmission sent to his business or home address, stating the place, date and hour of the meeting. If mailed by first-class mail, such notice shall be deemed to have been adequately given when deposited in the United States mail, postage prepaid, directed to the director at his business or home address, at least five (5) days before such meeting. Notice given by telegraph, overnight mail or courier service shall be deemed adequately given upon delivery of the message to the telegraph company or to the overnight mail or courier service company at least two days before such meeting. Notice given by facsimile transmission shall be deemed adequately given upon transmission of the message at least twelve (12) hours before such meeting. Notice given by hand delivery or personally shall be deemed adequately given when delivered at least twelve (12) hours before such meeting. Notice of a meeting need not be given to any director who signs a waiver of notice, whether before or after the meeting. The attendance of any director at a meeting, without protesting either prior thereto or at its commencement the lack of notice of such meeting, shall constitute a waiver of notice by him. Any notice or waiver of notice of a meeting of the board of directors need not specify the purposes of the meeting.

   Section 8. Quorum and Voting. At all meetings of the board of directors a majority less one of the total number of directors then in office shall constitute a quorum for the transaction of business, except that in no case shall less than two directors be deemed to constitute a quorum, and the act of a majority of the directors present at any meeting at which there is a quorum shall be the act of the board of directors. If a quorum shall not be present at any meeting of the board of directors, a majority of less than a quorum may adjourn the meeting from time to time, without notice other than announcement at the meeting, until a quorum shall be present.

   Section 9. Action by Consent. Any action required or permitted to be taken at any meeting of the board of directors may be taken without a meeting, if all members of the board of directors, then in office, consent thereto in writing, and the writing or writings are filed with the minutes of proceedings of the board of directors.

   Section 10. Resignation. Any director may resign at any time upon written notice delivered to the corporation at its principal office. The resignation shall take effect at the time specified therein, and if no time be specified, at the time of its dispatch to the corporation.

   Section 11. Removal. A director may be removed for cause by the vote of a majority of the stockholders at a special or annual meeting after the director has been given reasonable notice and opportunity to be heard before the stockholders.

   Section 12. Committees. The board of directors may, by resolution passed by a majority of the whole board of directors, designate one or more committees, each committee to consist of one or more of the directors of the corporation, which committee, to the extent provided in the resolution, shall have and may exercise the powers of the board of directors in the management of the business and affairs of the corporation, and may authorize the seal of the corporation to be affixed to all papers which may require it. Such committee or committees shall have such name or names as may be determined from time to time by resolution adopted by the board of directors. Each committee shall keep regular minutes of its meetings and report the same to the board of directors when required.

                              ARTICLE IV.
                               OFFICERS

   Section 1. Designation. The officers of the corporation shall consist of a president, a treasurer, a secretary, and such other officers including a chairman of the board of directors, one or more group presidents, vice presidents (including group executive vice presidents, corporate vice presidents and senior vice presidents), assistant treasurers and assistant secretaries, as the board of directors or the stockholders may deem warranted. With the exception of the chairman of the board of directors who must be a director, no officer need be a director or a stockholder. Any number of offices may be held by the same person.

   Section 2. Election and Term. Except for officers to fill vacancies and newly created offices provided for in Section 6 of this Article, the officers shall be elected by the board of directors at the first meeting of the board of directors after the annual meeting of the stockholders. All officers shall hold office at the pleasure of the board of directors.

   Section 3. Duties of Officers. In addition to those duties that may from time to time be delegated to them by the board of directors, the officers of the corporation shall have the following duties:

              (a)Chairman of the Board. The chairman of the board shall preside at all meetings of the stockholders and of the board of directors at which he is present, shall be ex-officio a member of all committees formed by the board of directors and shall have such other duties and powers as the board of directors may prescribe.

              (b)President. The president shall be the chief executive officer of the corporation, shall have general and active management of the business of the corporation, shall see that all orders and resolutions of the board of directors are carried into effect, and, in the absence or nonelection of the chairman of the board of directors, shall preside at all meetings of the stockhold-ers and the board of directors at which he is present if he is also a director. The president also shall execute bonds, mortgages, and other contracts requiring a seal under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be delegated expressly by the board of directors to some other officer or agent of the corporation and shall have such other powers and duties as the board of directors may prescribe.

              (c)Group President. The group president or group presidents, if any, shall have general and active management of the group for which they are designated as president by the board of directors and shall have such other duties and powers as vice-presidents or as the board of directors or the president may prescribe.

              (d)Vice-President. The vice-president or vice-presidents, if any, shall have such duties and powers as the board of directors or the president may prescribe. In the absence of the president or in the event of his inability or refusal to act, the group president or vice president, if any, or if there be more than one, the group presidents or vice-presidents, in the order designated by the board of directors, or, in the absence of such designation, then in the order of their election, shall perform the duties and exercise the powers of the president.

              (e)Secretaries and Assistant Secretaries. The secretary shall record the proceedings of all meetings of the stockholders and all meetings of the board of directors in books to be kept for that purpose, shall perform like duties for the standing committees when required, and shall give, or cause to be given, call and/or notices of all meetings of the stockholders and meetings of the board of directors in accordance with these by-laws. The secretary also shall have custody of the corporate seal of the corporation, affix the seal to any instrument requiring it and attest thereto when authorized by the board of directors or the president, and shall have such other duties and powers as the board of directors may prescribe.

               The assistant secretary, if any, or if there be more than one, the assistant secretaries, in the order designated by the board of directors, or, if there be no such designation, then in order of their election, shall, in the absence of the secretary or in the event of his inability or refusal to act, perform the duties and exercise the powers of the secretary and shall have such other duties and powers as the board of directors may prescribe.

               In the absence of the secretary or an assistant secretary at a meeting of the stockholders or the board of directors, an acting secretary shall be chosen by the stockholders or directors, as the case may be, to exercise the duties of the secretary at such meeting.

               In the absence of the secretary or an assistant secretary or in the event of the inability or refusal of the secretary or an assistant secretary to give, or cause to be given, any call and/or notice required by law or these by-laws, any such call and/or notice may be given by any person so directed by the board of directors, the president or stockholders, upon whose requisition the meeting is called in accordance with these by-laws.

               (f)Treasurer and Assistant Treasurer. The treasurer shall have the custody of the corporate funds and securities, shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors. The treasurer shall also disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, shall render to the board of directors, when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation, and shall have such other duties and powers as the board of directors may prescribe. If required by the board of directors, the treasurer shall give the corporation a bond, which shall be renewed every six years, in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

                The assistant treasurer, if any, or if there be more than one, the assistant treasurers in the order designated by the board of directors, or, in the absence of such designation, then in the order of their election, shall, in the absence of the treasurer or in the event of his inability or refusal to act, perform the duties and exercise the powers of the treasurer and shall have such other duties and powers as the board of directors may prescribe.

                (g)Other Officers. Any other officer shall have such powers and duties as the board of directors may prescribe.


   Section 4. Resignation. Any officer may resign at any time upon written notice delivered to the corporation at its principal office. The resignation shall take effect at the time specified therein, and if no time be specified, at the time of its dispatch to the corporation.

   Section 5. Removal. Any officer elected or appointed by the board of directors may be removed at any time by the affirmative vote of a majority of the board of directors.

   Section 6. Vacancies and Newly Created Offices. A vacancy in office, however occurring, and newly created offices, shall be filled by the board of directors.


                               ARTICLE V.
                             CAPITAL STOCK

   Section 1. Stock Certificates. Each holder of stock in the corporation shall be entitled to have a certificate signed in an officer's official capacity or in the name of the corporation by the chairman of the board of directors, or the president or a vice-president and the treasurer or an assistant treasurer, or the secretary or an assistant secretary of the corporation, certifying the number of shares owned by him in the corporation. Where a certificate is countersigned
(a) by a transfer agent other than the corporation or its employee, or,
(b) by a registrar other than the corporation or its employee, any other signature on the certificate may be facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate shall have ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the corporation with the same effect as if he were such officer, transfer agent, or registrar at the date of issue.

   Section 2. Lost, Stolen or Destroyed Certificates. The board of directors, or at their direction any officer of the company, may direct a new certificate or certificates theretofore issued by the corporation alleged to have been lost, stolen or destroyed, upon the making of an affidavit of that fact by the person claiming the certificate of stock to be lost, stolen or destroyed. When authorizing such issue of a new certificate or certificates, the board of directors, or at their direction any officer of the company, may, in its (his) discretion and as a condition precedent to the issuance thereof, require the owner of such lost, stolen or destroyed certificate or certificates, or his legal representative, to advertise the same in such manner as it shall require and/or to give the corporation a bond in such sum as it may direct as indemnity against any claim that may be made against the corporation with respect to the certificate alleged to have been lost, stolen or destroyed.

   Section 3. Transfer. Upon surrender to the secretary or the transfer agent of the corporation of a certificate for shares duly endorsed or accompanied by proper evidence of succession, assignment or authority to transfer, and upon compliance with any provisions respecting restrictions on transfer, it shall be the duty of the corporation to issue a new certificate to the person entitled thereto, cancel the old certificate and record the transaction upon its books.

   Section 4. Issue of Stock. From time to time, the board of directors may, by vote of a majority of the directors, issue any of the authorized capital stock of the corporation for cash, property, services rendered or expenses, or as a stock dividend and on any terms permitted by law.

   Section 5. Fixing Record Date. In order that the corporation may determine the stockholders entitled to notice of or to vote at any meeting of stockholders or any adjournment thereof, or to express consent to corporate action in writing without a meeting or entitled to receive payment of any dividend or other distribution or allotment of any rights, or entitled to exercise any rights in respect of any change, conversion or exchange of stock or for the purpose of any other lawful action, the board of directors may fix, in advance, a record date, which shall not be more than sixty nor less than ten days before the date of such meeting, nor more than sixty days prior to any other action. A determination of stockholders of record entitled to notice of or to vote at a meeting of stockholders shall apply to any adjournment of the meeting; provided, however, that the board of directors may fix a new record date for the adjourned meeting.

   Section 6. Registered Stockholders. The corporation shall be entitled to recognize the exclusive right of a person registered on its books as the owner of shares to receive dividends, and to vote as such owner, and to hold liable for calls and assessments a person registered on its books as the owner of shares, and shall not be bound to recognize any equitable or other claim to or interest in such share or shares on the part of any other person, whether or not it shall have express or other notice thereof, except as otherwise provided by the laws of Delaware.


                               ARTICLE VI.
                           GENERAL PROVISIONS

   Section 1. Dividends. Dividends upon the capital stock of the corporation may be declared by the board of directors in any regular or special meeting, pursuant to law. Dividends may be paid in cash, in property, or in shares of capital stock. Before payment of any dividend, there may be set aside out of any funds of the corporation available for dividends such sum or sums as the directors from time to time, in their absolute discretion, think proper as a reserve or reserves to meet contingencies, or for equalizing dividends, or for repairing or maintaining any property of the corporation, or for such other purpose as the directors shall think conducive to the interest of the corporation, and the directors may modify or abolish any such reserve in the manner in which it was created.

   Section 2. Checks. All checks or demands for money and notes of the corporation shall be signed by such officer or officers or such other person or persons as the board of directors may from time to time designate.

   Section 3. Fiscal Year. The fiscal year of the corporation shall be fixed by a resolution of the board of directors.

   Section 4. Seal. The corporate seal shall have inscribed thereon the name of the corporation, the year of its organization and the words "Corporate Seal Delaware". The seal may be used by causing it or a facsimile thereof to be impressed or affixed or reproduced or otherwise.

                              ARTICLE VII.
                               AMENDMENTS

   Section 1. Amendments. These by-laws may be amended at any proper meeting of the stockholders or of the board of directors.

                              ARTICLE VIII.
                            INDEMNIFICATION

   Section 1. Non-Derivative Proceedings. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative (other than an action by or in the right of the corporation) by reason of the fact that he is or was a director, officer, employee, or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, against expenses (including attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by him in connection with such action, suit or proceeding if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation, and with respect to any criminal action or proceeding, had no reasonable cause to believe his conduct was unlawful. The termination of any action, suit or proceeding by judgment, order, settlement, conviction, or upon a plea of nolo contenders or its equivalent, shall not, of itself, create a presumption that the person did not act in good faith and in a manner which he reasonably believed to be in or not opposed to the best interests of the corporation, and, with respect to any criminal action or proceedings, had reasonable cause to believe that his conduct was unlawful.

   Section 2. Derivative Proceedings. The corporation shall indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action or suit by or in the right of the corporation to procure a judgment in its favor by reason of the fact that he is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against expenses (including attorneys' fees) actually and reasonably incurred by him in connection with the defense or settlement of such action or suit if he acted in good faith and in a manner he reasonably believed to be in or not opposed to the best interests of the corporation and except that no indemnification shall be made in respect of any claim, issue or matter as to which such person shall have been adjudged to be liable to the corporation unless and only to the extent that the Court of Chancery or the court in which such action or suit was brought shall determine upon application that, despite the adjudication of liability but in view of all the circumstances of the case, such person is fairly and reasonably entitled to indemnity for such expenses which the Court of Chancery or such other court shall deem proper.

   Section 3. Amount of Indemnification. To the extent that a director, officer, employee or agent of the corporation has been successful on the merits or otherwise in defense of any action, suit or proceeding referred to in Sections 1 or 2, or in defense of any claim, issue or matter therein, he shall be indemnified against expenses (including attorneys' fees) actually and reasonably incurred by him in connection therewith.

   Section 4. Determination to Indemnify. Any indemnification under Sections 1 or 2 (unless ordered by a court) shall be made by the corporation only as authorized in the specific case upon a determination that indemnification of the director, officer, employee or agent is proper in the circumstances because he has met the applicable standard of conduct set forth in Sections 1 and 2. Such determination shall be made (1) by the board of directors by a majority vote of a quorum consisting of directors who were not parties to such action, suit or proceeding, or (2) if such a quorum is not obtainable, or, even if obtainable a quorum of disinterested directors so directs, by independent legal counsel in written opinion, or (3) by the stockholders.

   Section 5. Advance Payment. Expenses incurred in defending a civil or criminal action, suit or proceeding may be paid by the corporation in advance of the final disposition of such action, suit or proceeding upon receipt of an undertaking by or on behalf of a director, officer, employee or agent to repay such amount if it shall ultimately be determined that he is not entitled to be indemnified by the corporation as authorized in this section or otherwise pursuant to the law of Delaware.

   Section 6. Non-Exclusiveness of By-Law. The indemnification and advancement of expenses provided by, or granted pursuant to, the other subsections of this Article VIII shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under any statute, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in an official capacity and as to action in another capacity while holding such office.

   Section 7. Continuation of Indemnification. The indemnification and advancement of expenses provided by, or granted pursuant to this Article VIII, or permitted by statute or otherwise, shall, unless otherwise provided when authorized or ratified, continue as to a person who has ceased to be a director, officer, employee or agent and shall inure to the benefit of the heirs, executors and administrators of such a person.

   Section 8. Indemnification Insurance. The corporation shall have power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the corporation, or is or was serving at the request of the corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise against any liability asserted against him and incurred by him in any such capacity, or arising out of his status as such, whether or not the corporation would have the power to indemnify him against such liability under the provisions of this section.

NATIONAL SEMICONDUCTOR CORPORATION                        Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE(1)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      --------------------
                            Nov. 24,   Nov. 26,      Nov. 24,   Nov. 26,
                              1996       1995          1996       1995
                            --------  --------      --------    --------
Net income(loss) used in
  fully diluted EPS(reflect-
  ing the adjustment of
  interest on convertible
  notes)                      $ 31.5    $ 81.9      $ (173.7)    $ 155.4
                            ========  ========      ========    ========
Number of shares:
Weighted average common
  shares outstanding           139.0     123.1         138.4       123.1

Weighted average common
  equivalent shares, net of
  tax benefit                    2.6       3.8           2.1         4.1
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares     141.6     126.9         140.5       127.2

Additional weighted average
  common equivalent shares
  assuming full dilution         1.0       -              .5         -

Shares issuable from
  assumed conversion of:
  Preferred shares               -        12.2                      12.2
  Convertible notes              6.0       4.0           6.0         2.0
                            --------   -------      --------    --------
Additional weighted average
  common equivalent shares
  assuming full dilution       148.6     143.1         147.0       141.4
                            ========  ========      ========    ========


Income(loss) per share
  assuming full dilution       $ .21     $ .57        $(1.18)      $1.10
                            ========  ========      ========    ========


(1)	For the three and six months ended November 24, 1996, this
calculation is submitted in accordance with Regulation S-K
Item 601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.

(2)	For purposes of this computation, all outstanding options
and warrants on common stock are assumed to have been exercised, even though for the six months ended November 24, 1996, the related effects are antidilutive.