Form 10-Q
period 1997-02-23
NATIONAL SEMICONDUCTOR CORP
filed 1997-04-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                                FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
__  EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 1997

OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 1-6453


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at February 23, 1997
     -------------------                --------------------------------
Common stock, par value $0.50 per share            140,745,443

(Page 1)

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended February 23, 1997 and February 25, 1996              3

Condensed Consolidated Balance Sheets (Unaudited)
  as of February 23, 1997 and May 26, 1996                   4

Condensed Consolidated Statements of Cash Flows
  (Unaudited) for the Nine Months Ended
  February 23, 1997 and February 25, 1996                    5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     11

Part II.  Other Information

Legal Proceedings                                           16

Exhibits and Reports on Form 8-K                            16-17

Signature                                                   18

(Page 2)

PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            Feb. 23,   Feb. 25,     Feb. 23,   Feb. 25,
                              1997       1996         1997       1996
                            --------   -------      --------   --------
Net sales                     $680.5    $600.3      $1,908.1   $2,010.7

Operating costs and expenses:
 Cost of sales                 425.2     368.7       1,249.8    1,165.0
 Research and development       93.3      96.9         279.7      270.5
 Selling, general and
  administrative               111.5     112.1         311.9      370.1
 Restructuring of operations       -         -         256.3          -
                              ------    ------      --------    -------
Total operating costs
     and expenses              630.0     577.7       2,097.7    1,805.6
                              ------    ------      --------    -------
Operating income(loss)          50.5      22.6        (189.6)     205.1
Interest income, net             2.3       4.1           4.6        9.9
Other income, net                4.3       4.0           4.6       20.0
                              ------    ------      --------    -------

Income(loss) before
   income taxes                 57.1      30.7        (180.4)     235.0
Income tax provision(benefit)   14.3       7.7         (45.1)      58.7
                              ------    ------      --------    -------

Net Income(loss)              $ 42.8    $ 23.0      $ (135.3)   $ 176.3
                              ======    ======      ========    =======

Earnings per share:

         Primary               $ .30     $ .17        $ (.97)     $1.30
         Fully diluted         $ .30     $ .17        $ (.97)     $1.26


Weighted average shares:
         Primary               143.8     137.8         139.0      131.1
         Fully diluted         150.0     137.8         139.0      142.6

Income(loss) used in primary
   earnings per common share
   calculation(reflecting
   preferred dividends,
   if applicable)             $ 42.8    $ 23.0       $(135.3)   $ 170.7

Income(loss) used in fully
   diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes when dilutive)       $ 44.3    $ 23.0       $(135.3)   $ 180.1


See accompanying Notes to Condensed Consolidated Financial Statements

(Page 3)

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 23,        May 26,
                                                1997           1996
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  383.8       $  442.4
  Short-term marketable investments               46.7           61.9
  Receivables, net                               329.1          281.2
  Inventories                                    241.7          325.7
  Deferred tax assets                            140.4           71.1
  Fairchild property and equipment
   held for disposition                          126.1             -
  Other current assets                            60.7           73.7
                                               -------        -------
    Total current assets                       1,328.5        1,256.0

Property, plant and equipment                  2,054.8        2,516.7
  Less accumulated depreciation                  789.7        1,208.6
                                               -------        -------
  Net property, plant and equipment            1,265.1        1,308.1
Long-term marketable investments                   5.3           11.7
Other assets                                      85.7           82.2
                                               -------        -------
  Total assets                                $2,684.6       $2,658.0
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   30.2       $   21.5
  Accounts payable                               269.1          255.6
  Accrued expenses                               306.5          235.1
  Income taxes                                   170.4          164.6
                                               -------        -------
    Total current liabilities                    776.2          676.8

Long-term debt                                   374.3          350.5
Deferred income taxes                              9.3           12.1
Other non-current liabilities                     40.0           41.4
                                               -------        -------
    Total liabilities                          1,199.8        1,080.8
                                               -------        -------

Commitments and contingencies

Shareholders' equity:
  Common stock                                    70.4           68.4
  Additional paid-in capital                     973.1          926.9
  Retained earnings                              441.3          581.9
                                               -------        -------
  Total shareholders' equity                   1,484.8        1,577.2
                                               -------        -------
  Total liabilities and shareholders' equity  $2,684.6       $2,658.0
                                              ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements

(Page 4)

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                      Nine Months Ended
                                                  --------------------
                                                  Feb. 23      Feb. 25,
                                                   1997         1996
                                                  -------      -------
Cash flows from operating activities:
Net Income(loss)                                  $(135.3)     $ 176.3
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     206.4        169.4
  Gain on investments                                (1.0)        (5.2)
  Tax benefit associated with stock options          10.0         12.8
  In-process research and development charge         10.6         11.4
  Loss on disposal of equipment                       3.4          2.6
  Write-down of inventory                            15.1          -
  Restructuring charges                             256.3          -
  Other, net                                         (3.3)        (4.1)
Changes in certain assets and liabilities, net:
    Receivables                                     (47.9)       (11.4)
    Inventories                                      68.9        (78.0)
    Other current assets                             13.0        (39.9)
    Accounts payable and accrued expenses             0.8        (74.4)
    Current and deferred income taxes               (66.3)        17.7
    Other non-current liabilities                    (1.4)        (1.9)
                                                  -------      -------
Net cash provided by operating activities           329.3        175.3
                                                  -------      -------
Cash flows from investing activities:
Purchase of property, plant and equipment          (446.6)      (423.1)
Proceeds from sale of equipment                       -           24.6
Proceeds from the sale and maturity of
   marketable investments                           904.7        578.2
Purchase of marketable investments                 (889.5)      (630.1)
Proceeds from sale of net assets of DynaCraft, Inc.   -           70.0
Proceeds from sale of investments                     5.0          7.8
Business acquisition                                (15.4)       (19.2)
Purchase of investments and other, net              (12.2)       (10.7)
                                                  -------      -------
Net cash used by investing activities              (454.0)      (402.5)
                                                  -------      -------
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated
  notes, less issuance costs                          -          253.3
Proceeds from the issuance of debt                   52.2         42.0
Repayment of debt                                   (19.7)       (20.9)
Issuance of common stock, net                        33.6         29.3
Purchase of treasury stock                            -          (63.0)
Payment of preferred dividends                        -           (5.6)
                                                  -------      -------
Net cash provided by financing activities            66.1        235.1
                                                  -------      -------
Net change in cash and cash equivalents             (58.6)         7.9
Cash and cash equivalents at beginning of period    442.4        420.3
                                                  -------      -------
Cash and cash equivalents at end of period        $ 383.8      $ 428.2
                                                  =======      =======
See accompanying Notes to Condensed Consolidated Financial Statements

(Page 5)

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 26, 1996.

     Property, plant and equipment: Effective the beginning of fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles that are to be disposed of, which are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Adoption of SFAS 121 had no material impact on the carrying values of the Company's assets. In connection with the Company's announcement that it had formed the Fairchild Semiconductor organization ("Fairchild") and was pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets, the Company recorded a $189.1 million charge to write down related assets held for sale to estimated fair value less cost to sell (see Note 5).


Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Feb. 23,   May 26,
                                                   1997      1996
                                                 -------    -------
Raw materials                                    $  25.6       39.1
Work in process                                    172.4      208.5
Finished goods                                      43.7       78.1
                                                   -----     ------
     Total inventories                           $ 241.7    $ 325.7
                                                 =======    =======


Note 3.  Other income, net

Components of other income,
net were:
(in millions)                   Three Months Ended    Nine Months Ended
                                ------------------   ------------------
                                Feb. 23,  Feb. 25,   Feb. 23,  Feb. 25,
                                  1997      1996       1997      1996
                                --------  --------   --------  --------
Net intellectual property income $    .3   $   2.5    $   2.0   $  13.3
Gain on sale of investments, net     4.0        -         1.0       5.2
Other                                 -        1.5        1.6       1.5
                                 -------   -------    -------   -------
     Total other income, net     $   4.3   $   4.0    $   4.6   $  20.0
                                 =======   =======    =======   =======

(Page 6)

Note 4.  Statement of Cash Flows Information
(in millions)
                                                  Nine Months Ended
                                                 ------------------
                                                 Feb. 23,   Feb. 25,
                                                   1997       1996
                                                 --------   --------
Supplemental disclosure of cash flow information:
------------------------------------------------
Cash paid for:
    Interest                                     $  15.4    $   3.7
    Interest on tax settlements                       .1       12.1
    Income taxes                                     4.5       22.8

Supplemental schedule of non-cash investing
and financing activities:
------------------------
  Issuance of stock for employee benefit plans   $   3.2    $   4.3
  Tax benefit for employee stock option plans       10.0       12.8
  Retirement of treasury stock                        -       119.1
  Unrealized gain (loss) on available-for-sale
    securities                                      (5.3)      (4.7)
  Unearned compensation charge relating to
    restricted stock issuance                        8.1         -
  Amortization of unearned compensation charge       1.4         -


Note 5.  Restructuring of Operations

One-time Charge:

In June 1996, the Company announced the formation of the Fairchild Semiconductor organization ("Fairchild") to consist of the Company's family logic, memory and discrete product lines and indicated it was pursuing a sale or partial financing of all or a portion of the Fairchild businesses. Included in the results of operations for the nine months ended February 23, 1997, is a $275 million one-time charge that the Company recorded in the first quarter in connection with this reorganization. The one-time charge included a restructuring charge of $256.3 million for the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The Company expects to have reduced its work force by approximately 1,400 employees in manufacturing support, selling, general and administrative areas of both the Fairchild and National core business organizations by the time it completes all activities connected with the Fairchild divestiture. Of the restructuring charge, approximately $67 million represents cash charges and $189 million represents fixed asset write downs and other non-cash items. The remaining components of the $275 million one-time charge have been recorded in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

As part of the restructuring noted above, the Company recorded charges of $177.7 million and $11.4 million to write down certain fixed assets of Fairchild and the National core businesses, respectively, to estimated fair value in contemplation of the sale or partial financing of all or a portion of the Fairchild businesses and related assets. The adjustments to the carrying value of these assets held for disposal were determined based on estimated fair value of the individual businesses of Fairchild on the expected date of disposal. The Fairchild assets include land, building and building improvements, and equipment associated with its 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine, its 6-inch wafer fabrication operation in Salt Lake City, Utah and its assembly and test operations in Penang, Malaysia and Cebu, Philippines. The carrying amount of these assets at February 23, 1997 was $126.1 million. The National core business assets written down in connection with this action primarily include software and leasehold improvements. The Company also expects to pay approximately $5.2 million in retention bonuses to certain Fairchild employees. These employee bonuses will be expensed to operations ratably over the employee's service period up through the final date of disposition.

(Page 7)

The following table provides a summary of the one-time charge:

                                       Fairchild     National
                                     Semiconductor     Core      Total
                                     Organization   Businesses  Company
(in millions)                        -------------  ----------  -------

Restructuring of Operations:
  Write down of assets to
   estimated fair value                   $177.7      $11.4     $189.1
  Staffing reductions and severance         18.6       36.6       55.2
  Other exit costs                           9.8        2.2       12.0
                                          -------     ------    -------
                                           206.1       50.2      256.3
Other:
  Cost of sales                             15.1        3.6       18.7
                                          -------     ------    -------
                                          $221.2      $53.8     $275.0
                                          =======     ======    =======


As a result of the work force reduction actions that occurred in the first nine months of fiscal 1997, the Company paid $15.7 million of severance to approximately 450 terminated employees. To date the Company has also paid $1.1 million for other exit costs. Included in accrued liabilities at February 23, 1997 is $50.4 million related to remaining severance and other costs of restructuring activities that are related to the realignment of the Company's selling, general and administrative expenses.

The following table provides detail of the net book value of the Fairchild property and equipment held for disposition:

                                          Fairchild Businesses
                                ---------------------------------------
(in millions)                   Logic     Memory     Discrete     Total
                                -----     ------     --------     -----

Property and equipment, net    $189.4     $ 72.7      $ 41.7     $303.8
Valuation Allowance             128.4       49.3          -       177.7
                               ------     ------      ------     ------
                               $ 61.0     $ 23.4      $ 41.7     $126.1
                               ======     ======      ======     ======

Selected Pro Forma Financial Information:

The following table summarizes selected financial information for the Fairchild businesses, the National core businesses and the Company as a whole excluding in each case the effect of the one-time charges. Included in the Fairchild amounts is financial information related to certain businesses the Company has exited that were previously managed under the Fairchild organization, but were not a part of the Fairchild divestiture.

(Page 8)

                      Three Months Ended         Nine Months Ended
                   ----------------------    --------------------------
($ in millions)     Fair-   Nat'l   Total     Fair-    Nat'l     Total
                    child   Core     Co.      child    Core       Co.
                   ------  ------  ------    ------  --------   -------
Fiscal 1997
-----------
Period Ended
February 23, 1997:
  Net sales        $147.5  $533.0  $680.5    $434.2  $1,473.9  $1,908.1
  Gross margin      24.2%   41.2%   37.5%     23.3%     39.1%     35.5%

Fiscal 1996
-----------
Period Ended
February 25, 1996:

  Net Sales        $157.8  $442.5  $600.3    $534.6  $1,476.1  $2,010.7
  Gross margin      28.2%   42.3%   38.6%     33.0%     45.3%     42.1%

The financial information presented for Fairchild and the National core businesses is pro forma and represents sales and cost of sales of the product portfolios of Fairchild and the National core businesses. As such, sales and related cost of sales for certain Fairchild products manufactured by the National core business are included in the Fairchild Semiconductor product portfolio pro forma financial information and sales and related cost of sales for certain National core business products manufactured by Fairchild are included in the National core business product portfolio pro forma financial information. The pro forma information is not necessarily indicative of the sales and gross margin the Company would have achieved or would achieve in any future period excluding the Fairchild businesses.

Note 6.  Contingencies

In July 1996, the Company received notices of assessment totaling approximately $59.2 million from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia, which the Company believes are without merit and intends to contest. The Company believes it has adequate tax reserves to satisfy any ultimate resolution of the assessments.

Note 7.  Subsequent Events

On March 11, 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild for which the Company paid $12.9 million, the Company received cash of $401 million and a promissory note of $77 million, and certain liabilities were assumed by Fairchild. The Company expects to record a gain on the disposition in the fourth quarter of fiscal 1997 after determining final divestiture costs and transition liabilities.

This gain on sale arose because the Company believed the disposition of the Fairchild businesses would be completed in two or more separate transactions. The Company originally anticipated losses on the disposition of the logic and memory businesses and a gain from the disposition of the discrete business. The Company was able to achieve a higher price than it had originally anticipated, because the final transaction resulted in the combined disposition of all three Fairchild businesses, which provided unanticipated synergy to the new majority owners of the collective Fairchild businesses. Additionally, the Company anticipates that it will not utilize the provision that was originally recorded to write down the Fairchild inventory to net realizable value since the Company received full book value for the inventory as a result of the final transaction.

(Page 9)

In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company will purchase goods and services from Fairchild during the first 39 months after the transaction. Historically, these services provided by Fairchild have been provided at cost. Under the agreement the Company has committed to purchase goods and services based on specified wafer prices.

On March 17, 1997, the Company acquired Mediamatics, Inc., a Fremont, California company that is a major provider of MPEG audio/video capabilities to the personal computer market. The Company completed the acquisition by issuing or reserving for future issuance an aggregate of
3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition will be accounted for using the purchase accounting method with a net adjusted purchase price after acquisition expenses of $74.5 million. The Company will incur a one-time charge to expense in the fourth quarter of the fiscal year for in-process research and development of approximately $62.0 million. In connection with the acquisition, the Company will also record $23.5 million of deferred compensation related to employee retention arrangements which will be charged to operating expenses, primarily research and development, over the next 30 months.

(Page 10)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION


Sales	National Semiconductor Corporation ("National" or the "Company")
recorded net sales of $680.5 million and $1,908.1 million for the third quarter and first nine months of fiscal 1997, respectively, an increase of 13.4 percent from net sales for the third quarter of fiscal 1996 and a decrease of 5.1 percent from net sales for the first nine months of fiscal 1996. Although net sales year over year declined slightly, the increase in net sales quarter over quarter reflects an improvement in new order rates that began mid-summer 1996. New orders were strong and remained stable through third quarter. As a result, third quarter net sales actually grew over net sales for the second quarter, overriding the seasonal dip the Company has typically experienced in past years.

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

Sales for the third quarter and first nine months of fiscal 1997 for National's core businesses as described above were $533.0 million or
78.3 percent of total sales and $1,473.9 million or 77.2 percent of total sales, respectively. This compares to $442.5 million or 73.7 percent of total sales and $1,476.1 or 73.4 percent of total sales for the same periods of fiscal 1996. Despite the slight decline in these sales year over year for the first nine months, the increase in sales quarter over quarter reflects the continued growth in sales for local area network products and wide area network products, including wireless communication products, each of which grew with increases of 62.4 percent and 9.5 percent, respectively, for the third quarter of fiscal 1997 over the comparable quarter of fiscal 1996 and 34.9 percent and 7.1 percent, respectively, year over year. In addition, sales strengthened for personal computer products, which grew 44.6 percent and 28.8 percent in the third quarter and first nine months of fiscal 1997, respectively, over the comparable periods of fiscal 1996. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments for the National core businesses resulted in increased sales for the third quarter while some modest price declines, particularly in multimarket analog products, resulted in the slight decline in sales year over year. Sales for Fairchild were $147.5 million or 21.7 percent of total sales and $434.2 million or 22.8 percent of total sales for the third quarter and first nine months of fiscal 1997, respectively. This compares to $157.8 million or 26.3 percent of total sales and $534.6 million or 26.6 percent of total sales for the same periods of fiscal 1996. Overall decreases in unit shipments as older product lines continue to be trimmed, together with some modest price declines, resulted in decreased sales for Fairchild for both quarter to quarter and year over year periods.

(Page 11)

Gross Margin	Gross margin as a percentage of sales was 37.5 percent
and 34.5 percent for the third quarter and first nine months of fiscal 1997, respectively, compared to 38.6 percent and 42.1 percent for the comparable periods of fiscal 1996. Although gross margin for the third quarter was slightly less than the quarter a year ago, it reflects a recovery in gross margin since the beginning of the fiscal year when factory utilization was reduced due to the slowdown in new orders as customers and distributors reduced inventories. Wafer fab capacity utilization reached 75 percent in the current quarter as new order rates that began improving during fiscal 1997 remained stable through the current quarter. The Company also achieved some product pricing improvements in the third quarter. Also included in cost of sales for the first nine months of fiscal 1997 was $18.7 million of the $275 million one-time charge related to the reorganization and the formation of Fairchild (see Restructuring of Operations). Excluding this $18.7 million charge, gross margin as a percentage of total sales would have been 35.5 percent for the first nine months of fiscal 1997 (See Note 5). For the Company's continuing businesses excluding Fairchild, the gross margin was 41.2 percent and 39.1 percent for the third quarter and first nine months of fiscal 1997, compared with 42.3 percent and 45.3 percent for the comparable periods of fiscal 1996.


Research and Development	Research and development ("R&D") expenses
for the third quarter decreased by 3.7 percent from the third quarter of fiscal 1996 and increased by 3.4 percent year over year for the first nine months. As a percentage of sales, this represents a decrease to
13.7 percent for the third quarter of fiscal 1997 and an increase to
14.7 percent for the first nine months of fiscal 1997 compared to 16.1 percent and 13.5 percent for the comparable periods of fiscal 1996. However, R&D expenses for the first nine months of fiscal 1997 include a $10.6 million charge for in-process R&D related to the acquisition of PicoPower in the first quarter of fiscal 1997 and R&D expenses for the third quarter and first nine months of fiscal 1996 include an $11.4 million charge for in-process R&D related to the acquisition of Sitel Sierra B.V. in the third quarter a year ago. Without the effect of these one-time charges, R&D expenses for the third quarter and first nine months of fiscal 1997 actually increased 9.1 percent and 3.9 percent over the comparable periods of fiscal 1996. Overall, the increase in fiscal 1997 R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology, as well as its continued investment in the development of new analog and mixed signal based products for applications in the personal systems, communications and consumer markets.


Selling, General and Administrative	Selling, general and administrative
("SG&A") expenses for fiscal 1997 decreased 0.5 percent and 15.7 percent from the third quarter and first nine months of fiscal 1996, respectively. As a percentage of sales SG&A expenses decreased to 16.4 percent and 16.3 percent of sales for the third quarter and first nine months from 18.7 percent and 18.4 percent of sales for the comparable periods of fiscal 1996. The decrease is attributable to certain ongoing cost reduction actions that were implemented in response to the recent slowdown in market conditions and the reduction of the Company's infrastructure in both Fairchild and the continuing National core business areas. The decrease quarter over quarter was partially offset by additional compensation bonuses related to the Fairchild divestiture.


Restructuring of Operations	In June 1996, the Company announced the
formation of the Fairchild organization to consist of The Company's family logic, memory and discrete product lines. In connection with this reorganization, the Company recorded a $275 million one-time charge that included a restructuring charge of $256.3 consisting of the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The remaining components of the $275 million one-time charge have been included in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

(Page 12)

Excluding the effect of this $275 million one-time charge and the $10.6 million one-time charge related to the PicoPower acquisition that was included in R&D expenses, net income for the first nine months would have been $78.9 million, or $.56 per share.

Interest Income and Interest Expense	Net interest income was $2.3
million and $4.6 million for the third quarter and first nine months of fiscal 1997, respectively, compared to $4.1 million and $9.9 million for the comparable periods of fiscal 1996. The decrease is due to reduced interest income on lower cash balances in fiscal 1997 and higher interest expense associated with the $258.8 million convertible subordinated notes issued by the Company in September 1995, as well as other borrowings related to the Company's continued investment in plant and equipment.


Other Income , Net	Other income, net was $4.3 million and $4.6
million for the third quarter and first nine months of fiscal 1997, respectively, compared to $4.0 million and $20.0 million for the comparable periods of fiscal 1996. For the third quarter of fiscal 1997, other income, net included a gain of $4.0 million from the sale of stock of one of the Company's investment holdings and $0.3 million of net intellectual property income. This compares to $2.5 million of net intellectual property income plus a realized gain of $1.5 million primarily arising from the sale of the assets of DynaCraft, Inc. ("DCI"), a wholly owned subsidiary of the Company, for the third quarter of fiscal 1996. In addition to the $4.0 million gain from the sale of stock, other income, net for the first nine months of fiscal 1997 also included $2.0 million of net intellectual property income, $1.6 million of dividend income from an investment holding offset by a net loss on investments of $3.0 million primarily attributable to the write down of an investment to net realizable value. This compares to $13.3 million of net intellectual property income, $5.2 million of realized gains from sale of investments, net of losses and the $1.5 million gain from the sale of DCI assets for the first nine months of fiscal 1996.


Income Tax Expense	Consistent with fiscal 1996, the Company's
effective tax rate for fiscal 1997 is 25 percent.


Financial Condition	During the first nine months of fiscal 1997,
cash and cash equivalents decreased $58.6 million compared to a $7.9 million increase for the first nine months of fiscal 1996. The decrease was primarily the result of the Company's continued investment in property, plant and equipment of $446.6 million that more than offset the cash flows generated from operations of $329.3 million and proceeds from the draw down of $50.2 million in November 1996 on a new equipment loan. This compares to $175.3 million generated from cash flows from operations plus $253.3 million of net proceeds from the convertible subordinated notes issued by the Company in September 1995, offset by capital expenditures of $423.1 million for the first nine months of fiscal 1996.

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

(Page 13)

Outlook	The statements contained in this Outlook and in the
Financial Condition section of Management's Discussion and Analysis immediately above are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements. In addition to the risk factors discussed in the Outlook and Financial Condition sections of Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 18 through 21 of the Company's 1996 Annual Report to Shareholders, the following factors may affect the Company's operating results for fiscal 1997.

The Company intends to continue to focus on major customers in the personal systems, communications and consumer markets with continued emphasis in analog and mixed signal market opportunities. The Company expects to grow at or above market rates of growth in particular segments of analog and mixed signal.

During the current fiscal year the Company has experienced significant improvement in order rates that began mid-summer. New orders were strong and remained stable through the third quarter. Going into the spring season, the semiconductor industry generally experiences a seasonal upturn in new orders. Although the Company believes that this trend will be evidenced in its three key markets of personal systems, communication and consumer, and analog, revenue growth will be dependent on the momentum in new orders through the end of the fiscal year.

While business conditions and overall market pricing have a major influence on gross margin, the Company's planned expansion and modernization of current facilities, improvements in manufacturing efficiency, focus on analog and mixed signal products and introduction of new products are expected to result in future gross margin improvement. Future gross margin improvement is also predicated on increased new order rates in future periods, particularly in the higher margin multi-market analog products. In addition, the Company anticipates bringing new manufacturing capacity on line in early fiscal 1998 with its accelerated investment in its eight-inch wafer fabrication facility in South Portland, Maine, which will utilize advanced .35 submicron CMOS process technology. The failure of management to balance the fixed costs associated with the realignment of its wafer fabrication facilities to fill this new facility with new products going into fiscal 1998 may have an unfavorable impact on future gross margin.

The Company's significant investment in advanced process technology together with its accelerated investment in its new eight-inch wafer fabrication facility has caused the Company to evaluate and rationalize its existing front-end manufacturing and wafer fabrication capability. This evaluation process may result in decisions to de-emphasize or eliminate previous investments in certain fabrication processes or manufacturing technology and may have an unfavorable impact on the Company's financial performance in future periods. The Company expects the first phase of this evaluation to be completed in the fourth quarter of fiscal 1997.

(Page 14)

On March 11, 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. portfolio investment company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild for which the Company paid $12.9 million, the Company received cash of $401 million and a promissory note of $77 million, and certain liabilities were assumed by Fairchild. The Company expects to record a gain on the disposition in the fourth quarter of fiscal 1997 after determining final divestiture costs and transition liabilities.
In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company will purchase goods and services from Fairchild during the first 39 months after the transaction. Historically, these services provided by Fairchild have been provided at cost. Under the agreement the Company has committed to purchase goods and services based on specified wafer prices. Such prices may have an unfavorable impact on gross margin.
The Company also has certain continuing obligations arising from the Fairchild transaction that include providing services to Fairchild and indemnification of environmental and legal matters that may have an unknown negative impact on the Company's future results of operations.

The Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the failure of the Company to favorably resolve such assessments would not have a material adverse effect on the Company's financial condition or results of operations.

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

(Page 15)

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 26, 1996.

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

      3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's 10-Q Form for the quarter ended November 24, 1996, filed December 20, 1996).

      4.1 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement (incorporated by reference from the Exhibits to the Amendment No. 1 to the Company's Registration Statement on Form 8-A filed December 11, 1995). Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to the Company's Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997).

      4.2 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

      10.1 Agreement and Plan of Recapitalization between Sterling Holding Company, LLC and National Semiconductor
            Corporation (incorporated by reference from the Exhibits to the Company's Form 8-K dated March 11, 1997).

      10.2 Asset Purchase Agreement between National Semiconductor Corporation and Fairchild Semiconductor Corporation. *

      10.3  Transition Services Agreement between National
            Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

      10.4 Fairchild Assembly Services Agreement between National Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

      10.5  National Assembly Services Agreement between National
            Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

(Page 16)

      10.6  Fairchild Foundry Services Agreement between National
            Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

      10.7  National Foundry Services Agreement between National
            Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

      10.8 Mil Aero Wafer and Services Agreement between National Semiconductor Corporation and Fairchild Semiconductor
            Corporation. *

      10.9  Management Contract or Compensatory Plan or Agreement:
            Amendments to Retention Agreement with Kirk P. Pond.

      11.0  Additional Fully Diluted Calculation of Earnings Per
            Share.

      27.0  Financial Data Schedule.

            * Exhibits and Schedules to referenced Agreements will
              be filed upon request.


(b)   Reports on Form 8-K
      -------------------

      A report on Form 8-K was filed on January 28, 1997 concerning the Company's announcement that it had signed an agreement to dispose of its family logic, memory and discrete businesses, known as Fairchild Semiconductor, in a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital Ltd. investment portfolio company. The Company indicated it expected the transaction to close before the end of its 1997 fiscal year and that it expected to record a gain on the disposition after determining final divestiture costs and transition liabilities. No financial statements were filed with the Form 8-K.

(Page 17)

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 9, 1997                 /s/ Richard D. Crowley
                                     ----------------------------------
                                     Richard D. Crowley
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

(Page 18)

EXHIBIT 10.2



                         ASSET PURCHASE AGREEMENT



                                  between


                    FAIRCHILD SEMICONDUCTOR CORPORATION

                                 as Buyer



                                    and



                    NATIONAL SEMICONDUCTOR CORPORATION

                                 as Seller



                                   dated



                           as of March 11, 1997

                             Table of Contents



Page

ARTICLE I  DEFINITIONS . . . . . . . . . . . . . . . . . . . . . . .  1
     1.1. Defined Terms. . . . . . . . . . . . . . . . . . . . . . .  1
     1.2. Rule of Construction . . . . . . . . . . . . . . . . . . . 12

ARTICLE II  SALE OF ASSETS . . . . . . . . . . . . . . . . . . . . . 12
     2.1. Purchase and Sale. . . . . . . . . . . . . . . . . . . . . 12
     2.2. Excluded Assets. . . . . . . . . . . . . . . . . . . . . . 15
     2.3. Assumed Liabilities; Excluded Liabilities. . . . . . . . . 16
     2.4. The Closing. . . . . . . . . . . . . . . . . . . . . . . . 19
     2.5. Purchase Price . . . . . . . . . . . . . . . . . . . . . . 19
     2.6. Consent of Third Parties; Further Assurances . . . . . . . 21
     2.7. Shared Contracts . . . . . . . . . . . . . . . . . . . . . 21
     2.8. Apportionment at Closing Date; Customer Billing. . . . . . 22
     2.9. Warranty Claims. . . . . . . . . . . . . . . . . . . . . . 22

ARTICLE III  REPRESENTATIONS AND WARRANTIES OF SELLER. . . . . . . . 22
     3.1. Organization and Authority . . . . . . . . . . . . . . . . 22
     3.2. Authorization; Binding Obligation. . . . . . . . . . . . . 23
     3.3. No Violations. . . . . . . . . . . . . . . . . . . . . . . 23
     3.4. Financial Statements . . . . . . . . . . . . . . . . . . . 24
     3.5. Absence of Changes . . . . . . . . . . . . . . . . . . . . 24
     3.6. Assets . . . . . . . . . . . . . . . . . . . . . . . . . . 25
     3.7. Personal Property. . . . . . . . . . . . . . . . . . . . . 25
     3.8. Permits, Licenses. . . . . . . . . . . . . . . . . . . . . 25
     3.9. Compliance with Laws and Litigation. . . . . . . . . . . . 26
     3.10.     Employees . . . . . . . . . . . . . . . . . . . . . . 27
     3.11.     Agreements. . . . . . . . . . . . . . . . . . . . . . 27
     3.12.     Environmental Matters . . . . . . . . . . . . . . . . 28
     3.13.     No Undisclosed Liabilities. . . . . . . . . . . . . . 29
     3.14.     Warranty Claims . . . . . . . . . . . . . . . . . . . 29
     3.15.     Inventory; Purchased Assets . . . . . . . . . . . . . 30
     3.16.     Real Estate . . . . . . . . . . . . . . . . . . . . . 30
     3.17.     Ownership of Subsidiaries . . . . . . . . . . . . . . 33
     3.18.     Tax Matters . . . . . . . . . . . . . . . . . . . . . 33
     3.19.     Employee Benefit Plans. . . . . . . . . . . . . . . . 34
     3.20.     No Implied Representation . . . . . . . . . . . . . . 36

ARTICLE IV  REPRESENTATIONS AND WARRANTIES OF BUYER. . . . . . . . . 37
     4.1. Organization and Authority . . . . . . . . . . . . . . . . 37
     4.2. Authorization; Binding Obligation. . . . . . . . . . . . . 37
     4.3. No Violations. . . . . . . . . . . . . . . . . . . . . . . 37
     4.4. Inspections; Limitation of Seller's Warranties . . . . . . 38

ARTICLE V  CERTAIN COVENANTS . . . . . . . . . . . . . . . . . . . . 38
     5.1. Information. . . . . . . . . . . . . . . . . . . . . . . . 38
     5.2. Tax Reporting and Allocation of Consideration. . . . . . . 39
     5.3. Operating Agreements . . . . . . . . . . . . . . . . . . . 40
     5.4. Tax Matters. . . . . . . . . . . . . . . . . . . . . . . . 40
     5.5. Employee Matters . . . . . . . . . . . . . . . . . . . . . 42
     5.6. Covenant Not to Compete; Nonsolicitation . . . . . . . . . 46
     5.7. Material Consents. . . . . . . . . . . . . . . . . . . . . 48
     5.8. Notice to Customers. . . . . . . . . . . . . . . . . . . . 48
     5.9. Confidentiality. . . . . . . . . . . . . . . . . . . . . . 48
     5.10.     Estoppel Certificates . . . . . . . . . . . . . . . . 49
     5.11.     Title Policies. . . . . . . . . . . . . . . . . . . . 49
     5.12.     Survey. . . . . . . . . . . . . . . . . . . . . . . . 49
     5.13.     Accounts Receivable and Related Claims. . . . . . . . 50

ARTICLE VI  CLOSING. . . . . . . . . . . . . . . . . . . . . . . . . 50
     6.1. Seller's Closing Deliveries. . . . . . . . . . . . . . . . 50
     6.2. Buyer's Closing Deliveries . . . . . . . . . . . . . . . . 51

ARTICLE VII  INDEMNIFICATION . . . . . . . . . . . . . . . . . . . . 51
     7.1. Indemnification By Seller. . . . . . . . . . . . . . . . . 51
     7.2. Indemnification by Buyer . . . . . . . . . . . . . . . . . 51
     7.3. General Indemnification Procedures . . . . . . . . . . . . 51

ARTICLE VIII  MISCELLANEOUS. . . . . . . . . . . . . . . . . . . . . 53
     8.1. Nonsurvival of Representations . . . . . . . . . . . . . . 53
     8.2. Notices. . . . . . . . . . . . . . . . . . . . . . . . . . 53
     8.3. Expenses . . . . . . . . . . . . . . . . . . . . . . . . . 54
     8.4. Entire Agreement . . . . . . . . . . . . . . . . . . . . . 54
     8.5. Assignment; Binding Effect; Severability . . . . . . . . . 54
     8.6. Governing Law. . . . . . . . . . . . . . . . . . . . . . . 55
     8.7. Execution in Counterparts. . . . . . . . . . . . . . . . . 55
     8.8. Public Announcement. . . . . . . . . . . . . . . . . . . . 55
     8.9. No Third Party Beneficiaries . . . . . . . . . . . . . . . 55
     8.10.     Headings. . . . . . . . . . . . . . . . . . . . . . . 56
     8.11.     Further Assurances. . . . . . . . . . . . . . . . . . 56
     8.12.     Amendment and Waiver. . . . . . . . . . . . . . . . . 56

                                 Schedules
Schedule 1-A             Accounts Payable
Schedule 1-B             Accrued Expenses
Schedule 1-D             Certain Business Products
Schedule 1-E             Environmental Liabilities
Schedule 1-F             Seller's Knowledge
Schedule 2.1A       Principal Premises
Schedule 2.1A-1          Permitted Encumbrances
Schedule 2.1A-2          Remote Locations
Schedule 2.1B       Principal Equipment
Schedule 2.1C       Motor Vehicles and Other Equipment
Schedule 2.1D       Office Equipment
Schedule 2.1E       Inventory
Schedule 2.1F       Contracts
Schedule 2.1I            Governmental Permits
Schedule 2.1O       Other Purchased Assets
Schedule 2.2D       Excluded Equipment
Schedule 2.2F       Excluded Contracts
Schedule 2.2J       Work in Process and Die Banks
Schedule 3.3             Violations; Consents
Schedule 3.4             Certain Financial Information
Schedule 3.5             Certain Changes
Schedule 3.6             Title to Assets
Schedule 3.7             Personal Property
Schedule 3.9             Compliance with Laws
Schedule 3.10       Business Employees; Labor Matters
Schedule 3.11       Agreements
Schedule 3.12       Environmental Matters
Schedule 3.13       Disclosed Liabilities
Schedule 3.14       Warranty Claims
Schedule 3.15       Inventory; Purchased Assets
Schedule 3.16       Real Property
Schedule 3.17       Fairchild Subsidiaries
Schedule 3.18       Tax Matters
Schedule 3.19A      Benefit Plans
Schedule 3.19I      Retiree Benefits
Schedule 3.19J      Enhanced Benefits
Schedule 3.19K      Foreign Plans
Schedule 3.19K(i)        Non-Subsidiary Foreign Plans
Schedule 3.19M      Noncompliance
Schedule 5.2             Statement of Allocation
Schedule 5.5A       Employee Matters
Schedule 5.5D       Buyer's Plans not Established as of Closing Date

Schedule 5.6             Integrated Circuit Products


                                 Exhibits

Exhibit 2.3A             Assumption Agreement
Exhibit 2.5B             Purchase Price Note
Exhibit 6.1                   Bill of Sale

ASSET PURCHASE AGREEMENT

          THIS ASSET PURCHASE AGREEMENT (the "Agreement") is dated as of March 11, 1997 between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation ("Seller"), and FAIRCHILD SEMICONDUCTOR CORPORATION, a Delaware corporation ("Buyer").

                                Background

     A. Seller is, among other things, engaged through its Fairchild Division in the manufacture and sale of the Business Products (as hereinafter defined) and the furnishing of the Business Services.

     B. In connection with a plan of recapitalization which the Board of Directors of Seller deems advisable and in the best interest of Seller, the Fairchild Division and the stockholders of Seller, Seller will transfer certain assets and liabilities of the Fairchild Division to Buyer, Buyer will accept such assets and assume such liabilities, and Seller will enter into certain operating agreements with Buyer, on the terms and conditions set forth herein. Seller and Buyer are simultaneously entering into a letter agreement regarding certain actions relating to implementation of the transactions contemplated hereby.

     C. The transactions contemplated hereby are taken with the consent of Sterling Holding Company LLC to facilitate the transactions contemplated by the Recap Agreement (as hereinafter defined).

                                   Terms

     In consideration of the mutual representations, warranties, covenants and agreements, and upon the terms and subject to the conditions, hereinafter set forth, the parties hereby agree as follows:

                                 ARTICLE I

                                DEFINITIONS

     1.1. Defined Terms. For the purposes of this Agreement, the following words and phrases shall have the following meanings:

          "Accounting Principles" shall have the meaning set forth in
Section 2.5(c).

          "Accounts Payable" means all liabilities or obligations that would be included in the net book value of accounts payable related to the Purchased Assets that would be set forth on a balance sheet of the Business as of the Closing Date prepared on a basis consistent with the Accounting Principles, including those identified on Schedule 1-A.

          "Accounts Receivable" shall have the meaning set forth in
Section 2.2(b).


          "Accrued Expenses" means all liabilities or obligations in respect of the Business set forth on Schedule 1-B.

          "Affiliate" of a Person means any Person controlling, controlled by, or under common control with, such Person. For purposes of this definition, "control" means the power to direct the management and policies of a Person, whether through the ownership of voting securities, by agreement or otherwise.

          "Agreement" shall have the meaning set forth in the Introduction.

          "Acquired Business" shall have the meaning set forth in
Section 5.6(e).

          "Asset Acquisition Statement" shall have the meaning set forth in Section 5.2.

          "Assumed Contracts" means the Contracts assumed by Buyer pursuant to Section 2.3(a).

          "Assumed Liabilities" shall have the meaning set forth in
Section 2.3(a).

          "Assumption Agreement" shall have the meaning set forth in
Section 2.3(a).

          "Beneficiary" means the person(s) or entity designated by an employee, by operation of law or otherwise as the party entitled to compensation, benefits, insurance coverage, payments, indemnification or any other goods or services as a result of any liability, or claim under any Benefit Plan, Foreign Plan or under any other employee benefit plan, program or policy.

          "Benefit Plan" shall have the meaning set forth in Section
3.19.

          "Best Efforts" is defined to require that the obligated party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any significant expenditure of funds or the incurrence of any significant liability on the part of the obligated party, nor the incurrence of any expenditure or liability which is unreasonable in light of the related objective, nor does it require that the obligated party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

          "Bill of Sale" shall have the meaning set forth in Section
6.1(b).

          "Business" means Seller's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil Logic Products).

          "Business Day" means a day which is not a Saturday, a Sunday or a statutory or civic holiday in the State of New York or any other day on which the principal offices of either Seller or Buyer are closed or become closed prior to 2:00 p.m. local time whether in accordance with established company policy or as a result of unanticipated events including adverse weather conditions.

          "Business Employees" means all individuals who, as of the Closing Date, (i) are actively employed by or on Leave of Absence from the employ of, any Seller Entity and whose duties, as of the Closing Date (in the case of active employees) or immediately before their leave began (in the case of employees on Leave of Absence), relate primarily to the Business; (ii) are on assignment from the Business to Sematech listed on Schedule 3.10; (iii) are marketing employees who, as of January 24, 1997, have agreed with Buyer to become employees of Buyer upon Closing (listed on Schedule 3.10) and such additional marketing employees who subsequently agree with Buyer to become employees of Buyer upon Closing; or (iv) are on assignment to the Eight Inch Wafer Fabrication Facility and listed on Schedule 3.10 (the "Fab Employees").

          "Business Financial Statements" shall have the meaning set forth in Section 3.4.

          "Business Products" shall have the meaning set forth in the Technology Licensing and Transfer Agreement between Buyer and Seller dated as of the Closing Date, and include those set forth in Schedule 1-D.

          "Business Records" shall have the meaning set forth in Section
2.1(h).

          "Business Services" means the furnishing of services related to the manufacture or sale of Business Products, including without limitation design services and process technology services.

          "Buyer" shall have the meaning set forth in the Introduction.

          "Buyer's Plans" shall have the meaning set forth in Section
5.5(b).


          "Claim Notice" shall have the meaning set forth in Section
7.3(a).

          "Claim Response" shall have the meaning set forth in Section
7.3(a).

          "Closing" means the closing of the transactions described in
Article 6.

          "Closing Inventory Amount" means the net book value of the Inventory included in the Purchased Assets on the Closing Date.


          "Closing Inventory Schedule" shall have the meaning set forth in Section 2.5(c).

          "Closing Date" means the date of the Closing as determined pursuant to Section 2.4.

          "Code" means the Internal Revenue Code of 1986, as amended.

          "Competing Business" shall have the meaning set forth in
Section 5.6(b).

          "Competitive Portion" shall have the meaning set forth in
Section 5.6(e).

          "Confidential Offering Memoranda" shall have the meaning set forth in Section 3.20.

          "Contracts" shall have the meaning set forth in Section
2.1(f).

          "Damage" means any and all losses, liabilities, damages, penalties, obligations, awards, fines, deficiencies, interest, claims (including third party claims, whether or not meritorious), costs and expenses whatsoever (including reasonable attorneys', accountants' and environmental consultants' fees and disbursements) resulting from, arising out of or incident to (x) any matter for which indemnification is provided under this Agreement, or (y) the enforcement by an indemnified party of its rights to indemnification under this Agreement; provided, however, that Damages shall not include consequential or incidental damages (other than consequential or incidental damages that are awarded to third parties under matters covered by the foregoing clauses (x) or (y)) except in the case of a material breach by Seller of its obligation to provide indemnification pursuant to Article VII hereof with respect to Environmental Liabilities.

          "Defense Notice" shall have the meaning set forth in Section
7.3(c).

          "Disputed Items" shall have the meaning assigned in Section
2.5(d).

          "Encumbrance" shall mean any encumbrance of any kind whatsoever and includes any security interest, mortgage, deed of trust, lien, judgment, tax lien, sewer rent, assessment, mechanics or materialmen s liens, hypothecation, pledge, assignment, easement, servitude, right of way, restriction, tenancy, encroachment or burden or any other right or claim of others affecting the Purchased Assets and any restrictive covenant or other agreement, restriction or limitation on the use of the Purchased Assets.

          "Environmental Audits" shall have the meaning set forth in
Section 3.12(f).


          "Environmental Laws" shall have the meaning set forth in
Section 3.12(a).

          "Environmental Liabilities" means, regardless of whether any of the following are contained in any disclosure schedule to this Agreement or otherwise disclosed to Buyer prior to the Closing, any and all losses, claims, demands, liabilities, obligations, causes of action, damages, costs and expenses, fines or penalties (including without limitation reasonable attorney fees and other defense costs), known or unknown, foreseen or unforeseen, whether contingent or otherwise, fixed or absolute, present or future asserted against or incurred by Buyer arising out of or related to:

               (i) environmental conditions, including without limitation, the presence, Release, threat of Release or Management of Hazardous Materials, occurring or existing prior to the Closing Date, at, on, in, under or from the Principal Premises or any other property now or previously owned, operated or leased by Seller Entities or any of their Affiliates or in connection with the operation of the Business; provided however, that any Environmental Liability for Remediation shall be only for such Remediation required by any Environmental Law; or

               (ii) environmental conditions arising from the pre-Closing off-site transportation, storage, treatment, recycling or disposal of Hazardous Materials prior to the Closing Date generated by or on behalf of Seller Entities or Affiliates or in connection with the operation of the Business; or

               (iii) any violation which occurred prior to the Closing of any then-applicable Environmental Law (including without limitation costs and expenses for pollution control or monitoring equipment required by Environmental Laws to bring the Business into compliance with Environmental Laws and fines, penalties and reasonable defense costs incurred for such reasonable time after the Closing to come into compliance); or

               (iv) the items identified on Schedule 1-E.

in each case of clauses (i), (ii) and (iii), except to the extent that such Environmental Liabilities are exacerbated by Buyer.

          "Environmental Permits" shall have the meaning set forth in
Section 3.12(b).

          "ERISA" means the Employee Retirement Income Security Act of 1974, as amended.

          "ERISA Affiliate" means (i) any corporation included with Seller in a controlled group of corporations within the meaning of
Section 414(b) of the Code; (ii) any trade or business (whether or not incorporated) which is under common control with Seller within the meaning of Section 414(c) of the Code; (iii) any member of an affiliated service group of which Seller is a member within the meaning of Section 414(m) of the Code; or (iv) any other person or entity treated as an affiliate of Seller under Section 414(o) of the Code.


          "Estoppel Certificates" shall have the meaning set forth in
Section 5.10.

          "Evaluation Materials" shall have the meaning set forth in
Section 3.20.

          "Excluded Assets" shall have the meaning set forth in Section
2.2.

          "Excluded Contracts" shall have the meaning set forth in
Section 2.2(f).

          "Excluded Equipment" shall have the meaning set forth in
Section 2.2(d).

          "Excluded Liabilities" shall have the meaning set forth in
Section 2.3(b).

          "Fairchild Subsidiaries" means the companies set forth on
Schedule 3.17.

          "Financing" shall have the meaning set forth in the Recap
Agreement.

          "Foreign Plan" shall have the meaning set forth in Section
3.19(k).

          "GAAP" means United States generally accepted accounting principles.

          "Governmental Authority" means the government of the United States, Hong Kong, Malaysia, the Philippines or any foreign country or any state, province, municipality or other political subdivision thereof or therein, or any court, tribunal, agency, department, board, instrumentality, authority or commission (including regulatory and administrative bodies) of any of the foregoing.

          "Governmental Permits" shall have the meaning set forth in
Section 2.1(i).

          "Hazardous Materials" means any hazardous, toxic or polluting materials, substances, wastes, pollutants or contaminants (including, without limitation, petroleum, petroleum products, radioactive materials, asbestos, or asbestos-containing materials) which are defined by or regulated under any Environmental Law or any other compound, mixture, element, solution or substance which poses or may pose a present or potential hazard to human health or the environment.

          "HSR Act" means the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.


          "including" or any variation thereof means "including without limitation" and the term "including" or any variation thereof shall not be construed to limit any general statement which it follows to the specific or similar items or matters immediately following it.

          "Indemnitee" shall have the meaning set forth in Section
7.3(a).

          "Indemnitor" shall have the meaning set forth in Section
7.3(a).

          "Independent Accountant" shall have the meaning set forth in
Section 2.5(d).

          "Interim Financial Statements" shall have the meaning set forth in Section 3.4.

          "Inventory" shall have the meaning set forth in Section
2.1(e).

          "IRS" means the U.S. Internal Revenue Service.

          "KEIP" shall have the meaning set forth in Section 5.5(f).

          "knowledge" when used with respect to Seller, means the actual knowledge of the individuals whose names are set forth on Schedule 1-F, after reasonable investigation.

          "Leased Real Estate" shall have the meaning set forth in
Section 3.16(b)(i).

          "Leases" shall have the meaning set forth in Section
3.16(b)(i).

          "Leave of Absence" means an approved absence from employment that is classified as sick time, personal leave, family leave, industrial leave or Medical Leave.

          "Manage" or "Management", when used with respect to Hazardous Materials, has the meaning set forth in Section 3.12(c).

          "Material Adverse Effect" means any change or effect (or series of related changes or effects) which has or is reasonably likely to have a material adverse change in or effect upon the business, financial condition or results of operations of the Business taken as a whole.

          "Material Instruments" shall mean the Contracts described on
Schedule 2.1F, the licenses, agreements and other arrangements, if any, transferred to Buyer pursuant to the Technology Transfer and License Agreement and the Governmental Permits described on Schedule 2.1I.

          "Material Real Estate Impairment" shall mean (1) a material adverse effect upon the value of any one or more of the individual Principal Premises so affected or (2) material impairment of the use of, or the conduct of the Business at, any one or more of the individual Principal Premises so affected.

          "Medical Leave" means an absence from employment that is classified as short-term disability, long-term disability or permanent medical leave.

          "Non-Assignable Assets" shall have the meaning set forth in
Section 2.6(a).

          "Non-Assignable Patent Licenses" means licenses of patents in third parties to which Seller is the licensee and which are not by their terms assignable to Buyer.

          "Non-Subsidiary Foreign Plan" shall have the meaning set forth in Section 3.19(k).

          "Operating Agreements" means the agreements to be entered into between Buyer and Seller described in Section 5.3.

          "Other Current Liabilities" means liabilities of the character that would be reflected as "other current liabilities" on a balance sheet prepared on a basis consistent with the Accounting Principles.

          "Overlapping Fiscal Year" shall have the meaning set forth in
Section 5.5(f).

          "Owned Real Estate" shall have the meaning set forth in
Section 3.16(a)(i).

          "Pension Plan" shall have the meaning set forth in Section
3.19(e).

          "Permitted Encumbrances" means (i) the Encumbrances and exceptions set forth in Schedule 2.1A-1; and (ii) imperfections in title not material in extent or amount and which, individually or in the aggregate, do not materially interfere with the conduct of the Business or with the use of the Purchased Assets and do not materially affect the value of the Purchased Assets, taken collectively.

          "Permitted Fee Title Exceptions" shall have the meaning set forth in Section 3.16(a)(ii).

          "Permitted Leasehold Exceptions" shall have the meaning set forth in Section 3.16(b)(ii).

          "Person" means and includes any individual, corporation, partnership, firm, association, joint venture, joint stock company, trust or other entity, or any government or regulatory administrative or political subdivision or agency, department or instrumentality thereof.

          "Portland Facility" shall have the meaning set forth in
Section 3.8(b).


          "Principal Equipment" means all of the machinery and equipment, fixtures, improvements, tooling, supplies, tools, dies and similar capital items which are owned or leased by any Seller Entity and are located at the Principal Premises, Remote Locations or elsewhere and which are primarily used or held for use in the conduct of the Business, or which are in transit to or temporarily removed from a location specified above and which would otherwise be included among the items described above. Principal Equipment shall include, without limitation, those specified items of machinery and equipment which are identified on
Schedule 2.1B but shall not include the Excluded Equipment.

          "Principal Premises" means the Owned Real Estate and all of the rights, titles, interests and estates of the Seller Entities (and of each of them) in and to the Leased Real Estate.

          "Proprietary Information" means inventions, discoveries, patentable subject matter, patents, patent applications, industrial models, industrial designs, trade secrets, trade secret rights, software, works, copyrightable subject matter, copyright rights and registrations, know-how and show-how, whether or not protectible by patent, copyright or trade secret, trademarks, trade names, service marks, emblems, logos, insignia and related marks and registrations, specifications, technical manuals and data, blueprints, drawings, proprietary processes, product information and development work-in-process.

          "Purchase Price" means the payment to be made in consideration for the Purchased Assets as provided in Section 2.5.

          "Purchase Price Note" shall have the meaning set forth in
Section 2.5(b).

          "Purchased Assets" shall have the meaning set forth in Section
2.1.

          "RCRA" shall have the meaning set forth in Section 3.12(c).

          "Recap Agreement" means the Agreement and Plan of Recapitalization dated January 24, 1997 between Seller and Sterling Holding Company LLC.

          "Recap Closing" means the closing of the transactions under the Recap Agreement.

          "Recap Closing Date" means the date of the Recap Closing.

          "Reference Amount" shall have the meaning set forth in Section
2.5(a).

          "Release" shall have the meaning set forth in Section 3.12(e).

          "Remediation" means investigation, cleanup, remedial action or other response action.

          "Remote Locations" means the facilities for Inventory stocking and/or manufacturing support listed on Schedule 2.1A-2.

          "Resolution Period" shall have the meaning set forth in
Section 2.5(d).

          "Response Period" shall have the meaning set forth in Section
7.3(a).

          "Returns" means all returns, declarations, reports, statements and other documents required under a Tax Law to be filed with a Governmental Authority in respect of Taxes, and includes any Forms W-2, 1099 or similar documents required under any Tax Law to be provided to a person other than a Governmental Authority (and "Return" means any one of the foregoing Returns).

          "Seller" shall have the meaning set forth in the Introduction.

          "Seller Entities" means Seller and all Affiliates of Seller having an interest in any Purchased Asset, including the Fairchild Subsidiaries.

          "Shared Contract" shall have the meaning set forth in Section
2.7.

          "Specified Liabilities" means the sum of Accounts Payable, Accrued Expenses and Other Current Liabilities.

          "Statement of Allocation" shall have the meaning set forth in
Section 5.2.

          "Straddle Period Taxes" shall have the meaning set forth in
Section 5.4(e).

          "subsidiary" means as to any Person, a corporation or other entity of which shares of stock or other equity ownership interests having ordinary voting power to elect a majority of the board of directors or other managers of such corporation or other entity are at the time owned, directly or indirectly, through one or more intermediaries, or both, by such Person.

          "Surveyor" shall have the meaning set forth in Section 5.12.

          "Surveys" shall have the meaning set forth in Section 5.12.

          "Taxes" means all federal, state, local, foreign and other net income, gross income, gross receipts, sales, use, ad valorem, transfer, franchise, profits, license, lease, service, add on or alternative minimum tax, occupancy, withholding, payroll, employment, excise, severance, stamp, value added, occupation, premium, property (including, without limitation, real property taxes and any assessments, special or otherwise), windfall profits, customs, duties or other taxes, fees, assessments or charges of any kind whatever, together with any interest and any penalties, additions to tax or additional amounts with respect thereto (and "Tax" means any one of the foregoing Taxes).

          "Tax Law" means a statute, regulation or administrative rule or judicial opinion enacted, issued or promulgated for the determination, imposition, assessment or collection of any Tax.

          "Title Company" shall have the meaning set forth in Section
5.11.

          "Title Policies" shall have the meaning set forth in Section
5.11.

          "Transferred Employee" shall have the meaning set forth in
Section 5.5(a).

          "Transition Services Agreement" means the Transition Services Agreement of even date herewith between Seller and Buyer.

          "Voluntary Participation" shall have the meaning set forth in
Section 7.3(c).

     1.2. Rule of Construction. No inaccuracies in a representation or warranty as a result of any inaccuracy in any Schedule to this Agreement shall be deemed to constitute a breach of such representation or warranty which makes reference to such Schedule unless the aggregate effect of all such inaccuracies in all such Schedules is material to the Business in the context of the transactions contemplated by the Recap Agreement (including the Financing).

                                ARTICLE II

                              SALE OF ASSETS

     2.1. Purchase and Sale. Upon the terms and subject to the conditions of this Agreement, on the Closing Date Seller shall, and shall cause the other Seller Entities to, sell, transfer, assign, convey and deliver to Buyer, and Buyer shall purchase from the Seller Entities, all of the Purchased Assets which include the Business as a going concern and the goodwill related thereto, as the same shall exist on the Closing Date; it being understood that such of the Purchased Assets as shall be held by the Fairchild Subsidiaries shall not be transferred directly to Buyer but shall be transferred to Buyer through the transfer of ownership of the Fairchild Subsidiaries to Buyer. For purposes of this Agreement, "Purchased Assets" shall mean all of the assets, properties and rights which are primarily used in the conduct of the Business (except in each case for the Excluded Assets), wherever such assets, properties and rights are located and whether such assets are real, personal or mixed, tangible or intangible, matured or unmatured, known or unknown, contingent or fixed, and whether or not any of such assets have any value for accounting purposes or are carried or reflected on or specifically referred to in Seller's books or financial statements including:

          (a)  the Principal Premises;

          (b) all of the Principal Equipment and any rights to the warranties and licenses received from the manufacturers and distributors of the Principal Equipment and to any related claims, credits, rights of recovery and set-off with respect to such items, subject, as applicable, to the rights set forth in Section 2.1(f);

          (c) all of the motor vehicles, whether or not licensed or registered to operate on public highways, including automobiles, trucks, self-propelled carts, and other motorized lifting, material handling or transporting equipment and all spare parts, fuel and other supplies, tools and other items used in the operation or maintenance thereof which are owned or leased by a Seller Entity and located at the Principal Premises, Remote Locations or elsewhere and which are primarily used or held for use in the conduct of the Business, or which are in transit to or temporarily removed from a location specified above and which would otherwise be included among the items described above, and any rights to the warranties received from suppliers or manufacturers of such items described above, and any related claims, credits, rights of recovery and set-off with respect thereto, including without limitation all such vehicles, spare parts, fuel and other supplies, tools and other items and other rights set forth on Schedule 2.1C;

          (d) all of the furniture and office equipment, including desks, tables, chairs, file cabinets and other storage devices, communications equipment, computers and office supplies, including those identified on Schedule 2.1D, which are owned or leased by a Seller Entity and located at the Principal Premises, Remote Locations or elsewhere and which are primarily used or held for use in the conduct of the Business, or which are in transit to or temporarily removed from a location specified above and which would otherwise be included among the items identified above;

          (e) all inventory, wherever located (including inventory in transit), including, without limitation, all the raw materials, work in process, recycled materials, finished products, supplies, and spare parts located at the Principal Premises, the Remote Locations, or elsewhere and primarily used or held for use in the conduct of the Business, including items of the type and nature of the materials identified as inventory in the Business Financial Statements, a summary of which and the principal locations of which are set forth in Schedule 2.1E (the "Inventory") and any rights to the warranties received from suppliers and any related claims, credits, rights of recovery and set-off with respect to such Inventory;

          (f) subject to Section 2.7 and subject to the terms of the Transition Services Agreement dated as of the Closing Date between Seller and Buyer, all of the rights and obligations under the contracts, contractual rights, agreements, leases, purchase orders, warranty rights, sales orders and instruments which primarily relate to the Business, including those identified on Schedule 2.1F, and including those (i) for the lease (from Persons other than Seller or any Affiliate of Seller) of machinery and equipment, real property, motor vehicles, or furniture and office equipment or other property primarily used or held for use in the conduct of the Business, (ii) for the provision (by Persons other than Seller or any Affiliate of Seller) of goods or services primarily used or held for use in the conduct of the Business,
(iii) for the sale of goods or performance of services by the Business,
(iv) which restrain or restrict any Person from directly or indirectly competing with the Business or from disclosing confidential or Proprietary Information relating primarily to the Business, and (v) any such contracts, agreements, instruments and leases entered into by Seller or any Affiliate of Seller between the date hereof and the Closing Date which relate primarily to the Business that are consistent with the terms of this Agreement (collectively, the "Contracts");

          (g) all mailing lists, customer lists, supplier lists, sales and marketing or packaging materials, equipment maintenance records, warranty information, records of plant operations and the source and disposition of materials used and produced therein, manuals of operation, and other similar proprietary or confidential information of the Seller Entities primarily used or held for use in the conduct of the Business, and with respect to the Principal Premises, all building plans, blueprints, renderings or surveys provided, that the items set forth in this subsection (g) shall not include any information that does not primarily relate to the Business and Seller shall be entitled to remove or redact any such information from such items and provided, further, that Seller shall have the right to retain copies of the items set forth in this subsection (g);

          (h) all books and records of the Seller Entities relating to the Business including, without limitation, all discs, tapes and other media storing data and other information and the software and information management systems primarily used or held for use in the conduct of the Business, including any documentation and manuals related thereto (the materials described in subsections (g) and (h) of this Section 2.1 hereinafter being referred to as "Business Records"); provided, that Business Records shall not include any information that does not primarily relate to the Business and Seller shall be entitled to remove or redact any such information from the Business Records and provided, further, Seller shall be entitled to retain copies of such Business Records;

          (i) all of the governmental permits, licenses, certificates of inspection, certificates of occupancy, building permits, variances and other licenses or permits (including Environmental Permits) relating to the use or occupancy of the Principal Premises, approvals or other authorizations issued with respect to the Business and which are used in, or otherwise necessary or material to, the operation of the Business, the use of the Principal Premises, or the conduct of the Business at the Principal Premises by Buyer, or which are otherwise required by law to be transferred to Buyer (the "Governmental Permits") including those Governmental Permits which are described and identified in Schedules 2.1I and 3.12 (other than those Governmental Permits for which transfer is not permitted by law or the issuing authority);

          (j) all intellectual property rights granted to Buyer pursuant to the Technology Licensing and Transfer Agreement dated as of the Closing Date between Buyer and Seller;

          (k) all rights of the Seller Entities to any insurance proceeds relating to the damage, destruction or impairment of assets or other rights described in this Section 2.1 which would have been Purchased Assets but for such damage, destruction or impairment prior to the Closing;

          (l) all of the rights, claims or causes of action of the Seller Entities against third Persons to the extent they relate to the Purchased Assets or the Assumed Liabilities;

          (m)  all of the capital stock of the Fairchild Subsidiaries;

          (n) all assets (other than Excluded Assets) reflected in the May 26, 1996 balance sheet which is included in the Business Financial Statements, together with all replacements thereof, all expansions, enhancements and modifications thereto and all assets (other than Excluded Assets) of like character that have been or are acquired by the Seller Entities subsequent to such balance sheet date and on or prior to the Closing Date, primarily for use in the Business, except to the extent such assets have been disposed of on or after such date; and

          (o)  all the items, if any, listed on Schedule 2.1O.

          The term "Purchased Assets" when used herein with respect to any date prior to the Closing Date, shall be deemed to refer to the properties and assets of the Seller Entities that would constitute the "Purchased Assets" hereunder if the Closing were to take place on such date.

     2.2. Excluded Assets. It is hereby expressly acknowledged and agreed that the Purchased Assets shall not include, and the Seller Entities are not selling, transferring or assigning to Buyer, and Buyer is not purchasing or acquiring from the Seller Entities, all properties and assets of the Seller Entities that are not included in the Purchased Assets pursuant to Section 2.1 or that are excluded by this Section 2.2 (such properties and assets collectively the "Excluded Assets"), including:

          (a) any of the Seller Entities cash, bank deposits or similar cash items existing as of the close of business on the Closing Date;

          (b) all of the accounts, notes and finance receivables generated by the Business and existing as of the close of business on the Closing Date, including, without limitation, all funds, refunds, receivables, credits, offsets, or reimbursements, claims, debts, obligations and such other rights, together with all accrued interest thereon, existing as of the close of business on the Closing Date to the extent and in the amounts that such items would be reflected as accounts or notes receivable (or as any other asset related thereto) on a balance sheet of the Business as of the Closing Date prepared in accordance with the Accounting Principles (the "Accounts Receivable");

          (c) any claim, right or interest of the Seller Entities in and to any refund for Taxes for any periods prior to the Closing Date;

          (d) any of the equipment located at the Principal Premises and listed on Schedule 2.2D (the "Excluded Equipment");

          (e) all assets attributable or related to any Benefit Plan except as provided in Section 5.5;

          (f) all of the Contracts set forth on Schedule 2.2F (the "Excluded Contracts") and all Shared Contracts;

          (g) all of the rights, claims or causes of action of the Seller Entities against third Persons to the extent they do not relate to the Business or they relate to the Excluded Assets or the Excluded Liabilities;

          (h) all intellectual property of Seller except as described in Section 2.1(j);

          (i) the shares of stock of Wafer Scale Integration Inc. owned or held by Seller;

          (j) the work in process (including die banks) at the locations set forth on Schedule 2.2J to be delivered to Seller under the Operating Agreements; and

          (k) the capital stock of any Seller Entity other than the Fairchild Subsidiaries.

     2.3. Assumed Liabilities; Excluded Liabilities.

          (a) On the Closing Date, Buyer shall execute and deliver to Seller an assumption agreement in the form set forth in Exhibit 2.3A (the "Assumption Agreement") pursuant to which Buyer shall assume and agree to pay, perform or otherwise discharge, in accordance with their respective terms and subject to the respective conditions thereof and subject to the provisions of Sections 2.3(b), 2.6 and 2.9, all of the Assumed Liabilities. As used herein, "Assumed Liabilities" means any and all liabilities of the Seller Entities in respect of the Business of any nature, whether direct or indirect, known or unknown, or absolute or contingent, to the extent arising out of or relating to the conduct of the Business or the ownership and operation of the Purchased Assets, including, without limitation, the obligations and liabilities set forth under the heading "Assumed by FSC" on Schedule 1-A and 1-B, but excluding the Excluded Liabilities.

          (b) Buyer shall not assume or be obligated to pay, perform or otherwise discharge any of the following obligations or liabilities of Seller or any of its Affiliates, whether or not related to the Business and whether direct or indirect, known or unknown, or absolute or contingent (all of such obligations and liabilities not so assumed being herein called the "Excluded Liabilities"):

               (i) any obligations or liabilities of any Seller Entity or any of its Affiliates (including, without limitation, any Environmental Liability) incurred by any Seller Entity or any of its Affiliates in connection with the conduct of their businesses other than the Business, including those associated with any "shelf" companies acquired by any Seller Entity in connection with the transactions contemplated hereby;

               (ii) any obligations of any Seller Entity or any of its Affiliates (other than obligations of Buyer under this Agreement, the Operating Agreements and the Shareholders Agreement (as defined in the Recap Agreement)) arising under this Agreement, the Recap Agreement, the Operating Agreements or the Shareholders Agreement (as defined in the Recap Agreement);

               (iii) any intercompany payables and liabilities or obligations of any Seller Entity to any of its Affiliates;

               (iv) any liabilities or obligations to the extent related to Excluded Assets;

               (v) any Taxes of a Fairchild Subsidiary with respect to any taxable period that ends on or prior to the Closing Date except to the extent such Taxes result from (A) actions taken by Buyer after Closing unless Buyer is required to take such actions under an applicable Tax Law or under this Agreement or (B) Buyer's failure to take actions required to be taken by Buyer under an applicable Tax Law or under this Agreement; any Taxes of a Fairchild Subsidiary with respect to any period that begins before and ends after the Closing Date to the extent such Taxes are allocable to the portion of the period up to the day before the Closing Date;

               (vi) all of the Seller Entities' liabilities for Taxes that have been or may be incurred as a result of the Seller Entities operation of the Business or ownership of the Purchased Assets before the Closing Date;

               (vii) any liability allocated to Seller Entities for Taxes incident to or arising from the consummation of the transactions contemplated under this Agreement as set forth in Section 8.3;

               (viii) any liability for any Taxes of the Seller Entities or of any consolidated, combined or unitary group of which a Seller Entity is or was a member with respect to periods ending on or prior to the Closing Date or beginning prior to and ending after the Closing Date, including (but not limited to) any liability pursuant to Treasury Regulation Section 1.1502-6 or any analogous state, local or foreign tax provisions except to the extent such Taxes result from (A) actions taken by Buyer after Closing unless Buyer is required to take such actions under an applicable Tax Law or under this Agreement or (B) Buyer's failure to take actions required to be taken by Buyer under an applicable Tax Law or under this Agreement;

               (ix) any liability for Taxes of another Person (other than a Fairchild Subsidiary and other than with respect to withholdings related to payments to another Person after the Closing) resulting from an agreement entered into by any Seller Entity or by any Fairchild Subsidiary prior to the Closing Date, pursuant to which any Seller Entity or any Fairchild Subsidiary has an obligation in respect of the Taxes of such other Person;

               (x) all of the Specified Liabilities (other than the liabilities and obligations set forth under the heading "Amts to be Assumed by FSC" on Schedule 1-B designated on such schedule to be assumed by Buyer), whether direct or allocated, existing as of the close of business on the Closing Date;

               (xi) all liabilities in respect of customer returns and allowances, including, without limitation, "ship from stock and debit" liabilities, in respect of Business Products shipped prior to Closing to OEM customers;

               (xii)     any liability allocated to Seller pursuant to
Section 5.5;

               (xiii) any liability or obligation of any Seller Entity or any of its Affiliates for indemnification of, or advancement of expenses or payment of insurance proceeds to, any present or former director or officer of (or other person serving in a fiduciary capacity at the request of) any Seller Entity or any of its Affiliates based upon an actual or alleged breach of fiduciary duty of such person prior to the Closing;

               (xiv)     any Environmental Liabilities;

               (xv) all liabilities and obligations arising out of, resulting from or relating to claims, whether founded upon negligence, strict liability in tort or other similar legal theory (but not breach of warranty), seeking compensation or recovery for or relating to injury to person or damage to property arising out of the conduct of the Business before Closing;

               (xvi) any liability or obligation arising out of or relating to any business or product line formerly owned or operated by any Seller Entity or any predecessor thereof but not presently so owned or operated;

               (xvii) any liability or obligation arising out of, or related to, any indemnification or other provision under any contract or other agreement pursuant to which any sale or disposition was made of any business or product line formerly owned or operated by any Seller Entity or any predecessor thereof but not presently so owned or operated;

               (xviii)   any liability or obligation of any Seller
Entity (other than the Fairchild Subsidiaries) or any of its Affiliates (other than the Fairchild Subsidiaries) arising out of matters occurring, or obligations incurred, after the Closing;

               (xix) any liabilities or obligations of any Seller Entity (other than the Fairchild Subsidiaries) for any professional, financial advisory or consulting fees and expenses incident to or arising out of the negotiation, preparation, approval or authorization of this Agreement, the Recap Agreement, the Operating Agreements and the transactions contemplated hereby or thereby, or any other proposed transaction for the direct or indirect sale of the Business or any portion thereof, including without limitation, the fees, expenses and disbursements of Seller's counsel and accountants (including accountants fees, expenses and disbursements in connection with the preparation of the Business Financial Statements but excluding those to the extent related to the Financing (as defined in the Recap Agreement)) and any liability or obligation to Deutsche Morgan Grenfell or to BA Partners;

               (xx) the liabilities and obligations of Seller pursuant to Section 2.6(c) and any liability or obligation of any Seller Entity or any of its Affiliates arising out of any Shared Contract;

               (xxi) any liability or obligation of any Seller Entity or any of its Affiliates to the extent the amount of such liability or obligation is covered by a policy of insurance or other indemnity agreement maintained by or for the benefit of any Seller Entity or any of its Affiliates, unless the rights under such policy of insurance or indemnity agreement have been assigned to Buyer;

               (xxii) any liability or obligation of any Seller Entity or any of its Affiliates for funded debt and indebtedness for borrowed money, including obligations evidenced by notes, bonds, debentures or similar instruments, and including any guaranties of any of the foregoing provided, however, that funded debt and indebtedness for borrowed money shall not include any lease or deferred payment obligations for property or services;

               (xxiii)   any liability or obligation to which Buyer, any
Purchased Assets or the Business becomes subject that would not otherwise constitute an Assumed Liability arising as a result of failure to comply with bulk sales laws or any similar law;

               (xxiv) any liability or obligation for which Seller has agreed to indemnify Buyer under the Technology Licensing and Transfer Agreement of even date herewith between Buyer and Seller;

               (xxv) any liability or obligation under the heading "Total Amount Retained by NSC" on Schedule 1-B; and

               (xxvi) any liability or obligation designated as an Excluded Liability on any Schedule to this Agreement.

     2.4. The Closing. The Closing shall take place at the office of Dechert Price & Rhoads, 30 Rockefeller Plaza, New York, New York on the Recap Closing Date (such date and time being herein called the "Closing Date"). The effective time of the transactions contemplated hereby shall be deemed to be the opening of business on the Closing Date.

     2.5. Purchase Price. (a) The purchase price (the "Purchase Price") for the Purchased Assets and the other agreements of Seller stated herein shall be $549.8 million (subject to the adjustments set forth in paragraphs (B), (C) and (D) on Schedule 1 of the Recap Agreement) payable as provided in Section 2.5(b) plus Buyer's assumption of the Assumed Liabilities. The Purchase Price shall be subject to a dollar-for-dollar adjustment to the extent the Closing Inventory Amount is greater or less than $67,342,000 (the "Reference Amount").

          (b) The Purchase Price shall be paid as follows: At the Closing Buyer will deliver to Seller Buyer's demand note (and demand notes of Fairchild Subsidiaries) in the aggregate principal amount of $400,960,000 (the "Purchase Price Note") in the form attached hereto as
Exhibit 2.5B and a certificate representing 100 shares of Buyer's Common Stock, par value $.01 per share.

          (c) Within sixty (60) days after the Closing Date, Seller will deliver to Buyer a schedule (the "Closing Inventory Schedule") setting forth the Closing Inventory Amount. The Closing Inventory Schedule shall be prepared in accordance with GAAP applied on a basis consistent in all respects with the accounting principles, policies and methodologies reflected in the May 26, 1996 statement of net assets included in the Business Financial Statements (the "Accounting Principles").

          (d) If, within forty-five (45) days after the delivery of the Closing Inventory Schedule, Buyer determines in good faith that the Closing Inventory Schedule has not been prepared in accordance with the Accounting Principles or otherwise disputes any item on the Closing Inventory Schedule, Buyer shall deliver to Seller within such period written notice specifying in reasonable detail all disputed items and the basis therefor (collectively, the "Disputed Items"). The failure by Buyer to provide such notice of Disputed Items to Seller within such period will constitute Buyer's acceptance of the Closing Inventory Schedule. Buyer and Seller shall, within ten (10) days following the delivery of such notice of Disputed Items to Seller (the "Resolution Period"), negotiate in good faith to resolve such Disputed Items to their mutual satisfaction. At the conclusion of the Resolution Period, Seller and Buyer shall refer all unresolved Disputed Items to Coopers & Lybrand, or any other "big six" independent accounting firm (which has not previously been engaged by either Seller or Buyer for the preparation of such party's audited financial statements) as Seller and Buyer shall mutually agree upon (the "Independent Accountant"). The Independent Accountant shall make a determination with respect to each Disputed Item within fifteen (15) days after its engagement by Seller and Buyer to resolve such Disputed Items, which determination shall be made on the basis of whether the Closing Inventory Schedule has been prepared in accordance with the Accounting Principles. All determinations by the Independent Accountant shall be final, binding and conclusive on the parties hereto. Buyer and Seller shall each pay one-half of all of the costs incurred in connection with the engagement of the Independent Accountant.

          (e) If the Closing Inventory Amount (as determined by the Closing Inventory Schedule and adjusted by the resolution of the Disputed Items, if any) (i) exceeds the Reference Amount, Buyer shall, within ten (10) days after a final determination of the Closing Inventory Amount, pay to Seller by wire transfer of immediately available funds an amount equal to such excess, together with interest on such amount from the Closing Date to the date of such payment at a rate of ten percent (10%) per annum, or (ii) is less than the Reference Amount, Seller shall, within ten (10) days after a final determination of the Closing Inventory Amount, pay to Buyer by wire transfer of immediately available funds an amount equal to such deficiency, together with interest on such amount from the Closing Date to the date of such payment at a rate of ten percent (10%) per annum. Any such adjustment shall be made notwithstanding the fact that the Purchase Price Note may have been repaid.

     2.6. Consent of Third Parties; Further Assurances.

          (a) From time to time following the Closing, Seller shall execute and deliver, or cause to be executed and delivered, to Buyer such additional instruments of conveyance and transfer as Buyer may reasonably request or as may be otherwise reasonably necessary to more effectively convey or transfer to, and vest in, Buyer and put Buyer in possession of, any part of the Purchased Assets. Nothing in this Agreement shall be construed as an attempt or agreement to assign any asset, contract, lease, permit, license or other right which would otherwise be included in the Purchased Assets but which is by its terms or by law nonassignable without the consent of the other party or parties thereto or any Governmental Authority unless such consent shall have been given, or as to which all the remedies for the enforcement thereof enjoyed by Seller, any other Seller Entity or the Business would not, as a matter of law, pass to Buyer as an incident of the assignments provided for by this Agreement (the "Non-Assignable Assets"). Seller agrees to use its Best Efforts to obtain such consent promptly. At such time as any Non-Assignable Assets is properly assigned to Buyer, such Non-Assignable Asset shall become a Purchased Asset. Following the Closing and until such time as such Non-Assignable Assets may be properly assigned to Buyer, such Non- Assignable Assets shall be held by Seller in trust for Buyer and the covenants and obligations thereunder shall be performed by Buyer in the name of Seller and all benefits and obligations existing thereunder shall be for the account of Buyer. During such period, Seller shall take or cause to be taken such action in its name or otherwise as Buyer may reasonably request, at Buyer's expense, so as to provide Buyer with the benefits of the Non-Assignable Assets and to effect collection of money or other consideration to become due and payable under the Non-Assignable Assets and Seller shall promptly pay over to Buyer all money or other consideration received by it (or its Affiliates) in respect of all Non-Assignable Assets. Following the Closing, Seller authorizes Buyer, to the extent permitted by applicable law and the terms of the Non-Assignable Assets, at Buyer's expense, to perform all of the obligations and receive all of the benefits under the Non-Assignable Assets and appoints Buyer its attorney-in-fact to act in its name on its behalf (and on behalf of its Affiliates) with respect thereto.

          (b) Notwithstanding anything in this Agreement to the contrary, this Agreement shall not constitute an agreement by Seller to assign or delegate, or by Buyer to assume and agree to pay, perform or otherwise discharge, any Non-Assignable Asset if an attempted assignment, delegation or assumption thereof without the consent of a third Person (including, without limitation, any Governmental Authority) thereto would constitute a breach thereof unless and until such consent is obtained.

          (c) Except as set forth in Section 2.6(a), Section 2.7 or as provided in the Transition Services Agreement, to the extent reasonably practicable, the Seller Entities shall perform all obligations and be entitled to all the benefits under the Non-Assignable Assets; provided, however, that Seller shall be liable for the failure to perform any such obligation.

     2.7. Shared Contracts. Subject to the terms of the Transition Services Agreement, to the extent any of the Contracts relates both to the Business and to other businesses of the Seller Entities ("Shared Contracts") such Shared Contracts shall not be assigned to Buyer. At Buyer's request, with respect to any Shared Contract, the Seller Entities shall use Best Efforts to obtain the agreement of the other party or parties to any Shared Contract to enter into a separate agreement with Buyer with respect to the matters covered by such Shared Contract that relate to the Business. Buyer shall be responsible for fulfilling the obligations under the Shared Contracts related to or arising from benefits received by Buyer pursuant to the Shared Contracts as contemplated by the Transition Services Agreement.

     2.8. Apportionment at Closing Date; Customer Billing.

          (a) At the Closing, the parties shall make without duplication customary closing adjustments with respect to the conveyance of the Principal Premises as of the Closing Date and the usual adjustments relating to the Business as of the Closing Date, including prepaid lease payments, security deposits, rents, real estate taxes, local improvements charges, assessments (special and ordinary), sewer impost charges, utility charges, water rents, monthly maintenance charges, rebates and royalties, deposits and prepaid expenses with any public utility or any municipal, governmental or other public authority, wages and any other ongoing charges, and all such payments, taxes and charges shall be apportioned and adjusted as of the Closing Date, and at the Closing the net amount thereof shall be pro rata paid by Seller to Buyer or paid by Buyer to Seller, as the case may be. Any such apportionments and adjustments shall be subject to correction for any errors or omissions that subsequently may be discovered provided that the party discovering such error or omission provides written notice of same to the other party. Such other party shall, within 15 days after receipt of such notice, reimburse the party delivering such notice for the full amount of such error or omission.

          (b) In the event that Seller or any of its Affiliates receives payment after the Closing Date on invoices issued by Buyer relating to product sold or services rendered on or after the Closing Date, Seller will promptly notify Buyer of such receipt and will promptly remit, or will cause such Affiliate to promptly remit, such payment to Buyer. In the event that Buyer or any Affiliate of Buyer receives payment after the Closing Date on invoices issued by Seller relating to product sold or services rendered prior to the Closing Date that have given rise to accounts receivable that are included in the Excluded Assets, Buyer will promptly notify Seller of such receipt and will promptly remit, or will cause such Affiliate to promptly remit, such payment to Seller.

     2.9. Warranty Claims.  Except as provided in Section 2.3 and this
Section 2.9, all of the obligations and liabilities of the Seller Entities with respect to any Business Products transferred to Buyer as part of the Purchased Assets which are shipped or provided by Buyer on or after the Closing shall be for the account of, and exclusively the obligation of Buyer. Buyer shall assume the obligation to satisfy all warranty claims or liabilities with respect to any products or services shipped or provided by Seller prior to the Closing.

                                ARTICLE III

                 REPRESENTATIONS AND WARRANTIES OF SELLER

     Seller represents and warrants to Buyer as follows:

     3.1. Organization and Authority. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has full corporate power and corporate authority to execute and deliver this Agreement and the Operating Agreements and effect the transactions contemplated hereby and thereby and has duly authorized the execution, delivery and performance of this Agreement and the Operating Agreements by all necessary corporate action. Seller has all corporate power and corporate authority necessary to carry on the Business as now conducted and to own or lease and operate its properties as and in the places where such Business is now conducted and such properties are now owned, leased or operated.

     3.2. Authorization; Binding Obligation. This Agreement and the Operating Agreements have been duly executed and delivered by Seller, and this Agreement and the Operating Agreements are the valid and legally binding obligations of Seller, enforceable against it in accordance with their terms.

     3.3. No Violations.  Except as disclosed on Schedule 3.3:

          (a) The execution, delivery and performance of this Agreement and the Operating Agreements by the Seller Entities and the consummation of the transactions contemplated hereby and thereby do not and will not
(i) result in a breach or violation of any provision of Seller's charter or by-laws, (ii) result in a violation of any statute, rule, regulation or ordinance applicable to the Seller Entities, or any one or more of the Principal Premises, which violation, individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect or a Material Real Estate Impairment, (iii) subject to the receipt of any consents of third Persons described in clauses (i)-(iii) of Section 3.3(b), violate or result in a breach of or constitute an event of default (or an event which might, upon the passage of time or the giving of notice, or both, constitute an event of default) under any provision of, result in acceleration or cancellation of any obligation under, or give rise to a right by any party to terminate or amend its obligations under, any mortgage, deed of trust, conveyance to secure debt, note, loan, indenture, lien, Material Instrument, material lease, agreement, instrument, order, judgment or decree or other material arrangement or commitment (x) (1) to which any Seller Entity is a party or (2) which primarily relates to the Business or the Purchased Assets and (y) which violation, breach or default could be reasonably expected to have a Material Adverse Effect or a material adverse effect on Seller, taken as a whole, or with respect to Principal Premises, could be reasonably expected to have a Material Real Estate Impairment (iv) violate any order, judgment, decree, rule or regulation of any court or any governmental agency or body (x) having jurisdiction over any Seller Entity or any of its assets or properties, and which violation could be reasonably expected to have a Material Adverse Effect or a material adverse effect on Seller, taken as a whole, or on the performance by Seller of its obligations under this Agreement, or which could be reasonably expected to have a Material Real Estate Impairment and (y) having jurisdiction over the Business or the Purchased Assets.

          (b) No consent, approval, order or authorization of, or registration, declaration or filing with, any Person is required by any Seller Entity in connection with the execution and delivery of this Agreement, the Operating Agreements or the consummation of the transactions contemplated hereby or thereby, except for (i) any filings required to be made under the HSR Act; (ii) consents of third Persons which are required to transfer or assign to Buyer any Purchased Assets or assign the benefits of or delegate performance with regard thereto, which consents are disclosed on Schedule 3.3; and (iii) such consents, approvals, orders or authorizations, registrations, declarations or filings where failure of compliance would not, individually or in the aggregate, have a Material Adverse Effect or a Material Real Estate Impairment.

     3.4. Financial Statements. Attached hereto as Schedule 3.4 are the Combined Financial Statements of the Business for the three years ended May 26, 1996 (such financial statements of the Business being referred to collectively herein as the "Business Financial Statements") and the Combined Financial Statements of the Business for the six months ended November 24, 1996 and November 26, 1995 (such financial statements of the Business being referred to collectively herein as the "Interim Financial Statements"). The Business Financial Statements and the Interim Financial Statements have been compiled from and are in all material respects in accordance with Seller's books and records for the Business and (i) fairly present the financial condition, assets and liabilities of the Business as of their respective dates and the results of operations of the Business for the periods then ended; (ii) have been prepared in accordance with GAAP consistently applied; (iii) in the case of the Business Financial Statements, are accompanied by the unqualified opinion of KPMG Peat Marwick; and (iv) conform to the requirements of Regulation S-X of the Securities and Exchange Commission. The Business Financial Statements reflect allocations of expense for certain common support functions performed predominately outside of the Principal Premises, such as general and administrative support and marketing and sales support, which allocations are disclosed on Schedule 3.4 hereto. Since January 1, 1994 the methodology of making such allocations has not changed in any material respect. If the Closing had occurred on September 29, 1996, the Closing Inventory Amount as of such date would not have been less than the mean Closing Inventory Amount for such fiscal year. During the five fiscal years ended May 26, 1996, there has not been any material change in the method of accounting or keeping of books of account or accounting practices with respect to the Business, except as described in Seller's annual reports on Form 10-K for the five fiscal years ended May 26, 1996 as filed with the Securities and Exchange Commission.

     3.5. Absence of Changes. Except as disclosed on Schedule 3.5, since May 26, 1996:

          (a) Seller has (i) conducted the Business only in the usual and ordinary course and (ii) operated the Business in accordance with past practices;

          (b) there has not been any change (or series of changes) in the business, financial condition or results of operations of the Business, other than changes arising in the ordinary course of business, none of which changes, individually or in the aggregate, has had or reasonably would be expected to have a Material Adverse Effect;

          (c) no Seller Entity has made or promised to make any increase in any salaries, rates of pay or other compensation or benefits of any Business Employees, except for customary increases and progressions for employees which increases and progressions were made in the ordinary course of business or changes in benefits generally provided to Seller's occupational and/or management employees;

          (d) the Business has not suffered any damage, destruction or loss of any tangible assets or properties which would have been included as Purchased Assets but for such damage, destruction or loss (whether or not covered by insurance) in excess of $500,000;

          (e) the Business has not suffered any strike or other labor trouble that has had or would reasonably be expected to have a Material Adverse Effect on the relationship between any Seller Entity and the Business Employees, and has not entered into any material agreement or material negotiation with any labor union or other collective bargaining representative of any Business Employees;

          (f) there has not been any change or, to the knowledge of Seller, any threat of any change in any of its relations with, or any loss or, to the knowledge of Seller, threat of loss of, any of the suppliers, distributors or customers of the Business which, individually or in the aggregate, has had or reasonably could be expected to have a Material Adverse Effect;

          (g) other than in the ordinary course, there has not been any cancellation, expiration, non-renewal or waiver of any right under any contract, lease, agreement, license or permit which cancellation, expiration, non-renewal or waiver, has had or could reasonably be expected to have a Material Adverse Effect; and

          (h) there has not been any sale, transfer or other disposition of, or subjection to any Encumbrance of, any assets, properties or rights of the Business, except for Permitted Encumbrances, Permitted Fee Title Exceptions, Permitted Leasehold Exceptions, sales of inventory or obsolete or damaged equipment or retirement of equipment, in each case in the ordinary course of business, and sales of equipment to third Persons other than in the ordinary course of business in an aggregate amount less than $500,000.

     3.6. Assets. Except as disclosed on Schedule 3.6, the Seller Entities have and upon consummation of the transactions contemplated by this Agreement, Buyer (or the Fairchild Subsidiaries, as the case may be) will have good and marketable title to, or leasehold interest in, all of the Purchased Assets (other than the Non-Assignable Assets) free and clear of any Encumbrance except for (i) Permitted Encumbrances, Permitted Fee Title Exceptions and Permitted Leasehold Exceptions; (ii) mechanics', materialmen's, carriers', workmen's, warehousemen's, repairmen's, landlords' or other like liens securing obligations that are not delinquent; and (iii) liens for taxes and other governmental charges which are not due and payable or which may be paid without penalty.

     3.7. Personal Property. Except as set forth on Schedule 3.7, to Seller's knowledge, the items of personal property included in the Purchased Assets and presently and actively used in the operation of the Business are in good operating condition, free of any defects (except those resulting from normal wear and operation) which individually or in the aggregate, reasonably could be expected to have a Material Adverse Effect.

     3.8. Permits, Licenses.  (a) Except as set forth on Schedule 2.1I,
Schedule 3.8 or Schedule 3.12, there are no material Governmental Permits, licenses, certificates of inspection or other authorizations, necessary for or used to carry on the Business as now being conducted or to use and occupy any one or more of the Principal Premises as now being used, which are required by currently effective laws, rules or regulations, other than, in each case, those Governmental Permits, licenses, certificates of inspection or other authorizations the absence of which, individually or in the aggregate, could not reasonably be expected to have a (i) Material Adverse Effect on the Business as now being conducted, or (ii) Material Real Estate Impairment with respect to the use and occupancy of any one or more of the Principal Premises as now being used.

          (b) Except as set forth on Schedule 2.1I or Schedule 3.12, there are no material Governmental Permits, licenses, certificates of inspection or other authorizations, necessary for the division of the existing facility owned by Seller Entities in South Portland, Maine into two parcels of real estate, one of which shall be owned by Buyer and constitute Owned Real Estate as listed on Schedule 2.1A (the "Portland Facility") or the conduct of the Business, as contemplated subsequent to the Closing, or the use and occupancy of the Portland Facility as contemplated subsequent to the Closing, which are required by currently effective laws, rules or regulations other than, in each case, those Governmental Permits, licenses, certificates of inspection or other authorizations, the absence of which, individually or in the aggregate, could not reasonably be expected to have a (i) Material Adverse Effect on the Business at the Portland Facility as contemplated subsequent to the Closing, or (ii) Material Real Estate Impairment with respect to the use and occupancy of the Portland Facility as contemplated subsequent to the Closing.

     3.9. Compliance with Laws and Litigation. (a) Except as set forth on Schedule 3.9, with respect to the Business and the Principal Premises, the Seller Entities are in compliance with all applicable laws, rules, regulations, ordinances, decrees, orders, judgments, permits and licenses of or from governmental authorities, including, without limitation, those relating to the use and operation of any one or more of the Principal Premises, except for such failures or non-compliance which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect or a Material Real Estate Impairment. Except as set forth on Schedule 3.9, there are no actions, suits, proceedings or governmental investigations pending or, to the knowledge of Seller, threatened against it with respect to the Business or the Purchased Assets which individually or in the aggregate, could be reasonably expected to have a Material Adverse Effect or a Material Real Estate Impairment.

          (b) Except as set forth on Schedule 3.9, with respect to the Business contemplated to be conducted at the Portland Facility subsequent to the Closing, the Seller Entities will be in compliance with all applicable laws, rules, regulations, ordinances, decrees, orders, judgments, permits and licenses of or from governmental authorities, including, without limitation, those relating to the use and operation of the Portland Facility contemplated subsequent to the Closing, except for such failures or non-compliance which, individually or in the aggregate, could not reasonably be expected to have a (i) Material Adverse Effect on the Business at the Portland Facility as contemplated subsequent to the Closing, or (ii) Material Real Estate Impairment with respect to the use and occupancy of the Portland Facility as contemplated subsequent to the Closing. Except as set forth on Schedule 3.9, there are no actions, suits, proceedings or governmental investigations pending or, to the knowledge of Seller, threatened against it with respect to the contemplated division of the Portland Facility or with respect to the Business contemplated to be conducted at the Portland Facility subsequent to the Closing, which individually or in the aggregate, could be reasonably expected to have a Material Adverse Effect or a Material Real Estate Impairment.

     3.10. Employees. (a) Schedule 3.10 lists the names, job title, date of hire or seniority date, and assigned location of all Business Employees (designated as union-represented or not) as of its date, which date is not earlier than the last day of the fiscal period ending not more than six weeks prior to the date hereof. Except as set forth on
Schedule 3.10, all individuals whose primary responsibility relates to, and who are employed in the conduct of, the Business are employed by the Seller Entities and there are no other such individuals (including "leased employees" as defined in Section 414(n) of the Code) whose continued services are material to the Business as a whole. None of the Business Employees is covered by any union, collective bargaining or similar agreements. Seller has provided Buyer with a true and correct copy of the current collective bargaining agreements affecting the Business Employees. Except as set forth on Schedule 2.1F, there are no written employment or consulting agreements that constitute an Assumed Contract.

          (b) Except as disclosed in Schedule 3.10 and except for any of the following that individually or in the aggregate could not reasonably be expected to have a Material Adverse Effect: (i) there is no unfair labor practice charge pending or, to the knowledge of Seller, threatened against any Seller Entity relating to any of the Business Employees; (ii) there is no labor strike or stoppage relating to any of the Business Employees actually pending or, to the knowledge of Seller, threatened against or involving any Seller Entity; (iii) no material labor grievance relating to any of the Business Employees is pending or, to the knowledge of Seller, threatened; (iv) the Seller Entities have not in the past three years experienced any work stoppage relating to any of the Business Employees; (v) to the knowledge of Seller, within the past two years, the Seller Entities have not been the subject of any union organizational campaign with respect to any of the Business Employees; (vi) no Seller Entity has any material labor negotiations in process with any labor union or other labor organization relating specifically to the Business Employees; and (vii) to the knowledge of Seller, there are no efforts in process by unions to organize any Business Employees who are not now represented by recognized collective bargaining agents.

     3.11. Agreements. Schedule 2.1F contains a complete and correct list of all outstanding Contracts (other than the Excluded Contracts) (a) which have unexpired terms of more than one (1) year and cannot be terminated by the Seller Entity which is a party thereto without penalty or payment on thirty (30) days notice or less; (b) which would require over the full term thereof payments by or to any Seller Entity or the Business of more than $250,000; or (c) pursuant to which there were payments by or to any Seller Entity or the Business of more than $250,000 for the calendar year ended December 31, 1995. True and correct copies of the Contracts (other than the Excluded Contracts) listed on Schedule 2.1F have been delivered or made available to Buyer. Each of such Contracts is valid, binding and enforceable against the Seller Entity which is a party thereto, and to the knowledge of Seller, the other parties thereto, in accordance with its terms and is in full force and effect, except those the absence of which could not reasonably be expected to have a Material Adverse Effect. Except as set forth in
Schedule 2.1F or Schedule 3.11, the Seller Entities, and to the knowledge of Seller, each of the other parties thereto, have performed in all material respects all obligations required to be performed by them under, and are not in default in any material respect under, any of such Contracts and no event has occurred which, with notice or lapse of time, or both, would constitute such a default, except for any such defaults which could not reasonably be expected to have a Material Adverse Effect. Except as disclosed on Schedule 2.1F or Schedule 3.11, no Seller Entity has received any written claim from any other party to any such Contract that any Seller Entity has breached any obligations to be performed by it thereunder, or is otherwise in default or delinquent in performance thereunder, except any of the foregoing which could not reasonably be expected to have a Material Adverse Effect. There are no agreements not to compete binding upon any Seller Entity which affect or restrict the conduct of the Business as currently conducted by the Seller Entities or could reasonably be expected to affect or restrict the conduct of the Business as currently conducted by the Seller Entities by Buyer (or any Fairchild Subsidiary) after the Closing.

     3.12. Environmental Matters. Seller represents and warrants that in relation to the Business and except as disclosed on Schedule
3.12 and except as could not, individually or in the aggregate, reasonably be expected to have a Material Adverse Effect on the Business as a whole:

          (a) The Seller Entities and their Affiliates have conducted and are now conducting the Business in compliance with all applicable foreign, federal, state and local environmental and employee protection laws, rules, regulations, the common law, judgments orders, consent agreements, work practices and standards in existence on the Closing Date ("Environmental Laws") and, to Seller's knowledge, have conducted the Business in compliance with environmental laws that existed prior to the Closing Date.

          (b) The Seller Entities hold and are and have been in compliance with all permits, certificates, licenses, approvals, registrations and authorizations required under Environmental Laws ("Environmental Permits"), and all such Environmental Permits are in full force and effect and are transferable or assignable to Buyer. The Seller Entities have made or will make before the Closing timely application or notification for the renewal of all Environmental Permits for which Environmental Laws require that applications or notices must be filed on or before the Closing to maintain the Environmental Permits in full force and effect up to and through the Closing. Seller and Buyer will use their respective Best Efforts to obtain any and all material consents, approvals, authorizations, transfers, assignments or issuances of such Environmental Permits to the Buyer before the Closing.
Schedule 3.12 lists all such material Environmental Permits and identifies whether such permits are transferrable or assignable.

          (c) No Seller Entity nor any of its subsidiaries or affiliates uses, possesses, generates, treats, manufactures, processes, handles, stores, recycles, transports or disposes of ("Manage" or "Management") Hazardous Materials in connection with the operations of the Business in quantities or in a manner which requires a treatment, storage or disposal permit or which imposes generator requirements under the Resource Conservation and Recovery Act, as amended ("RCRA") or any similar Environmental Laws.

          (d) No Seller Entity nor any of its Affiliates has received any written notice, citation, summons, order or complaint, no penalty has been assessed or is pending or, to the knowledge of Seller or any of its Affiliates, threatened by any third party including any Governmental Authority or other entity with respect to the Management or Release of Hazardous Materials by or on behalf of any Seller Entity, its Affiliates in relation to the Business or exposure to such Hazardous Materials. No Seller Entity nor any of its Affiliates has received any written and, to the best of their knowledge after due inquiry, no one else has received any requests for information, notices of claim, demands or other notifications that it or they are or may be potentially responsible with respect to any investigation or cleanup of Hazardous Materials Released or Managed at the Principal Premises or at any other property owned, operated or leased by any Seller Entity or any of its Affiliates in connection with the Business or at any other property, facility or off-site location to which the Hazardous Materials Released or Managed by any Seller Entity or any of its Affiliates in connection with the Business have been transported or disposed of or have come to be located.

          (e) To Seller's knowledge, no Hazardous Materials have been released, spilled, leaked, discharged, disposed of, pumped, poured, emitted, emptied, injected, leached, dumped or allowed to escape ("Released") at, on, about, under or from the Principal Premises or any property now or formerly owned, operated or leased by any Seller Entity or any of its Affiliates in connection with the operation of the Business.

          (f) All environmental audits or reports conducted in relation to the Principal Premises or in connection with the operation of the Business thereat (collectively, "Environmental Audits") which are in the possession or control of Seller have been provided or made available to Buyer.

          (g) To the knowledge of Seller, no Seller Entity nor any of its subsidiaries or affiliates has retained or assumed, by contract, law or otherwise, any liability or responsibility for any environmental claims or conditions with respect to the Business or the Purchased Assets.

          (h) For purposes of this Section 3.12, "Principal Premises" shall be deemed to include the Principal Premises and any Purchased Assets located thereat and includes all environmental media on which or in which the Principal Premises are located.

     3.13. No Undisclosed Liabilities. None of the Seller Entities (with respect to the Businesses) has any liability or obligation of any nature, whether due or to become due, absolute, contingent or otherwise, including liabilities for or in respect of federal, state and local taxes and any interest or penalties relating thereto, which has had or would reasonably be expected to have a Material Adverse Effect, except
(a) to the extent reflected as a liability on the Combined Financial Statement as of May 26, 1996 included in the Financial Statements, (b) liabilities incurred in the ordinary course of business since May 26, 1996 and fully reflected as liabilities on the Business' books of account, none of which, individually or in the aggregate, has been materially adverse to the Business taken as a whole and (c) liabilities disclosed on Schedule 3.13.

     3.14. Warranty Claims. The Seller Entities have paid (whether in money, property or services) claims relating to breaches of express or implied warranties (excluding claims founded upon negligence, strict liability in tort or other similar legal theory) made with respect to Business Products for the years ended May 26, 1996, May 28, 1995 and May 29, 1994 in amounts not in excess of 2% of sales of the Business for such years, respectively. Except as set forth on Schedule 3.14, there are no pending or, to the knowledge of Seller, threatened claims for the breach of any express or implied warranty made with respect to Business Products, except for individual claims which involve claims for money, property or services of less than $50,000.

     3.15.     Inventory; Purchased Assets.  Except as set forth on
Schedule 3.15:

          (a)  All Inventory is located at the locations specified on
Schedule 2.1E and all such Inventory that is not located on the Principal Premises is identified as belonging to the Business.


          (b) The Purchased Assets, taken together with the Non-Assignable Assets (the extent to which Buyer will receive the benefits thereof under Section 2.6) and Buyer's rights under the Operating Agreements, constitute substantially all of the assets, properties, agreements, licenses (other than the Non-Assignable Patent Licenses), intellectual property and other rights which are necessary to enable Buyer after the Closing to manufacture the Business Products in a manner consistent with the Seller Entities' past practice, furnish Business Services or otherwise operate the Business after the Closing.

          (c) No Seller Entity nor any of its subsidiaries has received any written notice of any infringement or violation of, or conflict with, any intellectual property rights of any third Person by the Seller Entities or any of their subsidiaries in connection with the conduct of the Business which could reasonably be expected to have a Material Adverse Effect.

     3.16.     Real Estate.

          (a) Owned Property. (i) Schedule 2.1A sets forth a list of all of the real estate owned by any one or more of the Seller Entities and primarily used in the Business (such real estate, together with all beneficial, appurtenant easements and other appurtenances thereto and with all fixtures attached thereto or forming a part thereof, is collectively referred to herein as the "Owned Real Estate"), and includes the street address and legal description of each parcel of the Owned Real Estate. Seller has good, valid, marketable and indefeasible fee simple title to the Owned Real Estate, including the buildings, structures, fixtures and improvements situated thereon or forming a part thereof and the appurtenances thereto, subject to the Permitted Fee Title Exceptions. Seller has made available to Buyer copies of all (i) title reports, title insurance policies and commitments therefore, (ii) surveys, (iii) documents and instruments creating or governing appurtenances, and (iv) licenses, certificates of occupancy, plans, specifications and permits, pertaining to the Owned Real Estate that are in the possession or control of any of the Seller Entities.

               (ii) The Owned Real Estate is free and clear of all Encumbrances, including, without limitation, security interests, any conditional sale or other title or interest retention agreements or arrangements, options to purchase, rights of first refusal, liens, encumbrances, mortgages, pledges, assessments, easements, covenants, restrictions, reservations, defects in title, encroachments and other burdens, leases, subleases, rights of occupancy, deed restrictions, chattel mortgages and collateral security arrangements, rights of way, building use restrictions, exceptions, variances or reservations of any nature whatsoever, except for the following (collectively, "Permitted Fee Title Exceptions"): (a) any Encumbrances or title defects, conditions, easements, covenants or restrictions, if any, none of which, individually or in the aggregate, would reasonably be expected to have a Material Real Estate Impairment or which would cause such Owned Real Estate to be unmarketable or uninsurable at customary title insurance rates, (b) zoning or land use ordinances (subject to the compliance obligations under Section 3.8 and 3.9), (c) liens for ad valorem real property taxes and assessments not yet due and payable, (d) with respect to the Portland Facility only, the Shared Facilities Agreement relating to such shared facility, and (e) with respect to the Seller's facility in Santa Clara, California only, the Shared Services and Occupancy Agreement relating to such shared facility. The Owned Real Estate is also subject to those matters set forth on Schedule 2.1-A, but unless such matters otherwise qualify under clauses (a) through (c) above, such matters shall not be deemed to be Permitted Fee Title Exceptions.

               (iii) No Seller Entity has received written notice from any governmental authority, insurance company which has issued a policy with respect to any of the Owned Real Estate or any board of fire underwriters or other body performing similar functions or any other Person which (a) relates to or alleges a violation of or nonconformity with any zoning, building, safety, subdivision, wetlands or other similar law, code, rule, regulation, ordinance, permit, license, certificate, covenant, restriction or condition with respect to any of the Owned Real Estate or the use thereof which nonconformity could, either individually or in the aggregate, reasonably be expected to have a Material Real Estate Impairment, or (b) requests the performance of any repairs, alterations or other work to or in any of the Owned Real Estate, which violations, repairs, alterations or other work have not yet been cured or performed, as applicable; which failure to perform such work, either individually or in the aggregate, would reasonably be expected to have a Material Real Estate Impairment. There is no pending condemnation, expropriation, eminent domain, or similar proceeding affecting any of the Owned Real Estate and, to the knowledge of Seller, no such action, proceeding or litigation is threatened which proceeding or litigation, if concluded adversely to Seller Entities, would reasonably be expected to have a Material Real Estate Impairment. The sale of the Owned Real Estate to Buyer does not and will not violate or conflict with the requirements of any subdivision plan currently applicable to the Owned Real Estate.

          (b) Real Estate Leases. (i) Schedule 3.16 sets forth a list of all of the leases or rights of occupancy pursuant to which the Seller Entities (or any of them) lease or sublease any real property or interest therein related to or used in the Business (collectively, as heretofore modified, amended or extended, the "Leases"), including the identification of each of the lessors thereof and the street addresses of all of the real estate demised under any of the Leases (collectively, the "Leased Real Estate"). Except as set forth on Schedule 3.16, one or more of the Seller Entities is the lessee under all Leases, and no party other than one or more of the Seller Entities has any right to possession, occupancy or use of any of the Leased Real Estate. Copies of (a) leasehold title insurance policies and commitments therefor, title reports, surveys, licenses, certificates of occupancy, plans, specifications, permits and other documents, pertaining to the Leased Real Estate, if any, that are in the possession or control of any of the Seller Entities, and (b) each of the Leases, including all amendments, modifications and extensions, and together with all subordination, non-disturbance and/or attornment agreements or any brokerage commission agreements related thereto, and (c) any other material agreements relating to the Leases have been made available by Seller to Buyer.
Each of the Leases is valid and in full force and effect and is binding and enforceable in accordance with its terms. Except as set forth on
Schedule 3.16-1, none of the Seller Entities has received any written notice of any material default under any provision of any of the Leases which default remains uncured. There is no material default by any Seller Entity in the payment of rent under any Lease beyond any applicable notice and cure period. None of the Seller Entities has given notice to any other party to any of the Leases that such party is in default under any of the provisions thereof which default remains uncured.

               (ii) Except as set forth in Schedule 3.16, the Seller Entities are in actual possession of the Leased Real Estate. The Seller Entities have good and valid title to all the leasehold estates conveyed under the Leases free and clear of all Encumbrances, including, without limitation, security interests, any conditional sale or other title or interest retention agreements or arrangements, options to purchase, rights of first refusal, liens, encumbrances, mortgages, pledges, assessments, easements, covenants, restrictions, reservations, defects in title, encroachments and other burdens, leases, subleases, rights of occupancy, deed restrictions, chattel mortgages and collateral security arrangements, rights of way, building use restrictions, exceptions, variances or reservations of any nature whatsoever, except for the following (collectively, "Permitted Leasehold Exceptions"): (a) zoning or land use ordinances (subject to the compliance obligations under Sections 3.8 and 3.9), (b) liens for ad valorem real property taxes and assessments not yet due and payable, (c) with respect to the Portland Facility only, the Shared Facilities Agreement relating to such shared facility, (d) with respect to Seller's Santa Clara, California facility only, the Shared Services and Occupancy Agreement relating to such shared facility, and (e) any Encumbrances or title defects, conditions, easements, covenants or restrictions effecting or encumbering the fee interest of the Leased Real Estate, none of which, either individually, or in the aggregate, would reasonably be expected to have a Material Real Estate Impairment. The Leased Real Estate is also subject to those matters set forth on Schedule 3.16, but unless such matters otherwise qualify under clause (a), (b), and (e) above, such matters will not be deemed to be Permitted Leasehold Exceptions.

               (iii) No Seller Entity has received written notice from any governmental authority, insurance company which has issued a policy with respect to any of the Leased Real Estate or any board of fire underwriters or other body performing similar functions or any other Person which (a) relates to or alleges a violation of or nonconformity with any zoning, building, safety, subdivision, wetlands or other similar law, code, rule, regulation, ordinance, permit, license, certificate, covenant, restriction or condition with respect to any of the Leased Real Estate or the use thereof which nonconformity could, either individually or in the aggregate, reasonably be expected to have a Material Real Estate Impairment, or (b) requests the performance of any material repairs, alterations or other work to or in any of the Leased Real Estate, which violations repairs, alterations or other work have not yet been cured or performed, as applicable; which failure to perform such work, either individually or in the aggregate, would reasonably be expected to have a Material Real Estate Impairment. There is no pending condemnation, expropriation, eminent domain, or similar proceeding affecting any of the Leased Real Estate and, to the knowledge of Seller, no such action, proceeding or litigation is threatened, which proceeding or litigation if concluded adversely to the Seller Entities would reasonably be expected to have a Material Real Estate Impairment.

               (iv) Except as set forth on Schedule 3.16, there are no brokerage commissions or finder's fees due from any of the Seller Entities which are currently due and unpaid with regard to any of the Leases or the Leased Real Estate, or which will become due at any time in the future with regard to the Leases or the Leased Real Estate.

               (v) Except as set forth on Schedule 3.16, there have been no casualties which could result in the termination by any landlord pursuant to the terms of such lease, or pursuant to the written agreement of the landlord and tenant.


     3.17. Ownership of Subsidiaries. Except for the Fairchild Subsidiaries, the Purchased Assets do not include the stock of, or any other equity or debt interest in, any other corporation or business entity. Each Fairchild Subsidiary is (or will be prior to Closing) a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation, which jurisdiction is set forth opposite its name on Schedule 3.17. Each Fairchild Subsidiary has (or will have prior to Closing) all requisite power and authority to own or lease its properties and assets as now owned or leased and to carry on its business as and where now being conducted, except for any failure to have such power and authority which could not reasonably be expected to have a Material Adverse Effect. The copies of the articles of incorporation and bylaws, as amended to date, of each Fairchild Subsidiary in existence as of the date hereof and which have been delivered to Buyer, are correct and complete and are in full force and effect. The currently authorized, issued and outstanding shares of capital stock of each Fairchild Subsidiary in existence on the date hereof and the record holders as of the date hereof of such shares are set forth on Schedule 3.17. All of such outstanding shares have been (or will be prior to Closing) duly authorized, validly issued and are fully paid and nonassessable, are directly or indirectly owned by Seller free and clear of all liens, claims, security interests, pledges, charges, equities, options, restrictions and encumbrances of whatsoever nature, were not issued in violation of the terms of any agreement or other understanding binding upon any Fairchild Subsidiary or Seller, and were issued in compliance with all applicable federal and state securities or "blue sky" laws and regulations. There are no outstanding options, warrants, rights, agreements, calls, commitments or demands of any character relating to the capital stock of any Fairchild Subsidiary and no securities convertible into or exchangeable for any of such capital stock.

     3.18. Tax Matters. Except as set forth on Schedule 3.18 and except as could not reasonably be expected, individually or in the aggregate, to have a Material Adverse Effect:

          (a) The Seller Entities have (A) filed or provided all Returns required to be filed or provided with respect or relating to, in connection with or arising out of the Business and each Return is true, complete and accurate, (B) timely paid all Taxes shown thereon as due and owing with respect or relating to, in connection with or arising out of the Business, and (C) in accordance with GAAP has provided for, on its books of account and related records, liability for all other current Taxes not yet paid with respect to, or in connection with or arising out of the Business. To Seller's knowledge, no Seller Entity has received from any Governmental Authority any written notice of proposed adjustment, deficiency or underpayment of Taxes with respect to, or in connection with or arising out of the Business, which notice has not been satisfied by payment or been withdrawn, and there are no claims that have been asserted or threatened in writing relating to such Taxes against any Seller Entity.

          (b) There are no liens with respect to Taxes upon the Purchased Assets other than customary liens for current Taxes not yet due and payable.

          (c) Each Fairchild Subsidiary has (A) duly filed or provided, or has had filed or provided on its behalf, all Returns required to be filed by it, and each such Return is true, complete and accurate; (B) paid, or has had paid on its behalf, all Taxes shown to have become due pursuant to such Returns; and (C) in accordance with GAAP has provided for, on its books of account and related records, liability for all other current Taxes not yet paid.

          (d) To the knowledge of Seller, there is no action, suit, proceeding or claim currently pending regarding Taxes with respect to any Fairchild Subsidiary. No Return of any Fairchild Subsidiary is being examined by, and no written notification of intention to examine has been received from, any Governmental Authority. No issue raised by any Governmental Authority in connection with any Return with respect to Taxes of any Fairchild Subsidiary is currently pending. No presently effective waiver or extension of any statute of limitation with respect to Taxes has been given by or requested from any Fairchild Subsidiary.

          (e) There is no ruling issued to any Fairchild Subsidiary (or closing agreement to which any Fairchild Subsidiary is a party) concerning Taxes from (or with) any Governmental Authority which would have continuing material effect on any Fairchild Subsidiary after the Closing Date.

          (f) No Fairchild Subsidiary is a party to any tax sharing or similar agreement in respect of Taxes of a Person other than a Fairchild Subsidiary.

          (g) None of the Fairchild Subsidiaries has reported or expects to report income, loss, deduction or credit in its capacity as a partner in another entity for federal income tax purposes.

          (h) Each Seller Entity is a United States person within the meaning of Section 7701(a)(30) of the Code.

          (i) There is no lien or security interest in favor of any Governmental Authority on any of the assets of any Fairchild Subsidiary that arose in connection with the failure (or alleged failure) to pay any Tax except for customary liens for current Taxes not yet due and payable.

     The representations and warranties set forth in this Section 3.18 are not applicable to the extent that such Taxes do not constitute an encumbrance against the Purchased Assets or will not become a liability of FSC Semiconductor Corporation, Buyer or any of the Fairchild
Subsidiaries.

     3.19. Employee Benefit Plans. (a) Schedule 3.19(a) lists all "employee benefit plans," as defined in Section 3(3) of ERISA (including any "multiemployer plan" as defined in Section 3(37) of ERISA) and all other material pension, profit sharing, retirement, supplemental retirement, stock, stock option, basic and supplemental accidental death and dismemberment, basic and supplemental life and health insurance, post-retirement medical or life, welfare, dental, vision, savings, bonus, deferred compensation, incentive compensation, business travel and accident, holiday, vacation, severance pay, salary continuation, sick pay, sick leave, short and long term disability, tuition refund, service award, company car, scholarship, relocation, patent award, fringe benefit and other employee benefit plans, arrangements, contracts, or policies, qualified or unqualified, funded or unfunded,
(i) maintained, contributed to, or required to be contributed to by Seller or any ERISA Affiliate with respect to any Business Employees, or
(ii) pursuant to which Seller or any ERISA Affiliate may have any liability with respect to any Business Employees, within the United States (the "Benefit Plans").

          (b) As applicable, with respect to each of the Benefit Plans, true and complete copies of (i) all plan documents (including all amendments and modifications thereof) and all related trust agreements and insurance contracts; (ii) the last three filed Form 5500 series and all Schedules thereto, as applicable; (iii) the current summary plan descriptions and all summary material modifications thereto; and (iv) the most recent determination letter issued with respect to each Benefit Plan has been delivered or made available to Buyer.

          (c) Each Benefit Plan has been maintained, operated and administered in compliance in all material respects with its terms and the applicable provisions of ERISA and the Code.

          (d)  No Benefit Plan is subject to Title IV of ERISA.

          (e) Seller's Retirement and Savings Program is the only Benefit Plan which is an "employee pension benefit plan" within the meaning of Section 3(2) of ERISA and which is intended to meet the qualification requirements of Section 401(a) of the Code (the "Pension Plan"). The Pension Plan meets the qualification requirements of
Section 401(a) of the Code and each related trust is exempt from taxation under Section 501(a) of the Code.

          (f) The Pension Plan has received a determination letter from the IRS to the effect that such Pension Plan is qualified and all related trusts are exempt from federal income taxes and no determination letter with respect to the Pension Plan has been revoked nor has the Pension Plan been amended since the date of its most recent determination letter in any respect which would adversely affect its qualification.

          (g) There are no pending audits or investigations by any governmental agency involving the Benefit Plans, and no threatened or pending claims (except for individual claims for benefits payable in the normal operation of the Benefit Plans), suits or proceedings involving any Benefit Plan.

          (h) With respect to each Benefit Plan that is a "group health plan" within the meaning of Section 607 of ERISA and that is subject to
Section 4980B of the Code, Seller and each ERISA Affiliate comply in all material respects with the continuation coverage requirements of the Code and ERISA with respect to Business Employees and their eligible beneficiaries and dependents.

          (i) Except as set forth in Schedule 3.19(i), no Benefit Plan provides medical or life insurance benefits, beyond termination of service or retirement other than coverage mandated by law.

          (j) Except as set forth on Schedule 3.19(j), the execution of, and performance of the transactions contemplated by this Agreement will not constitute an event under any Benefit Plan that will result in any payment (whether as severance pay or otherwise), acceleration, vesting or increase in benefits with respect to any employee. No Benefit Plan provides for "parachute payments" within the meaning of
Section 280G of the Code.

          (k) Schedule 3.19(k) lists all material pension, profit sharing, retirement, supplemental retirement, stock, stock option, basic and supplemental accidental death and dismemberment, basic and supplemental life and health insurance, post-retirement medical or life, welfare, dental, vision, savings, bonus, deferred compensation, incentive compensation, business travel and accident, holiday, vacation, severance pay, salary continuation, sick pay, sick leave, short and long term disability, tuition refund, service award, company car, scholarship, relocation, patent award, fringe benefit and other employee benefit plans, arrangements, contracts or policies, whether funded or unfunded (i) maintained, contributed to, or required to be contributed to by Seller or any Affiliate with respect to any Business Employees, or
(ii) pursuant to which Seller or any Affiliate may have any liability with respect to any Business Employees, outside the United States (the "Foreign Plans"). Schedule 3.19(k)(i) lists all the Foreign Plans that are not sponsored by a Fairchild Subsidiary (a "Non-Subsidiary Foreign Plan").

          (l) A true and complete copy of each Foreign Plan including all amendments and modifications thereof together with all related trust agreements and insurance contracts have been delivered or made available to Buyer.

          (m) Except as set forth on Schedule 3.19(m), each Foreign Plan has been maintained, operated and administered in compliance in all material respects with its terms and with all applicable laws.

          (n) All contributions and other payments required to be made by Seller or any Affiliate to any Foreign Plan with respect to any period up to and including the Closing Date shall have been made or accrued and booked on or before the Closing Date.

          (o) There are no pending audits or investigations by any governmental or quasi-governmental agency involving the Foreign Plans and no threatened or pending claims (except for individual claims for benefits payable in the normal operation of the Foreign Plan), suits or proceedings involving any Foreign Plan.

     3.20. No Implied Representation. NOTWITHSTANDING ANYTHING CONTAINED IN THIS ARTICLE III OR ANY OTHER PROVISION OF THIS AGREEMENT BUYER AND SELLER ACKNOWLEDGE AND AGREE THAT NONE OF SELLER OR ANY OF ITS AFFILIATES, AGENTS, EMPLOYEES OR REPRESENTATIVES IS MAKING, WHETHER CONTAINED IN OR REFERRED TO IN THE EVALUATION MATERIALS THAT HAVE BEEN OR SHALL HEREAFTER BE PROVIDED TO BUYER OR ANY OF ITS AFFILIATES, AGENTS OR REPRESENTATIVES (INCLUDING WITHOUT LIMITATION THE CONFIDENTIAL OFFERING MEMORANDA RELATING TO THE BUSINESS (THE "CONFIDENTIAL OFFERING MEMORANDA") (SUCH MATERIALS COLLECTIVELY, THE "EVALUATION MATERIALS")), ANY REPRESENTATION OR WARRANTY WHATSOEVER, EXPRESS OR IMPLIED, BEYOND THOSE EXPRESSLY GIVEN BY SELLER IN THIS AGREEMENT, THE RECAP AGREEMENT AND THE OPERATING AGREEMENTS, INCLUDING BUT NOT LIMITED TO ANY IMPLIED WARRANTY OR REPRESENTATION AS TO THE VALUE, CONDITION, MERCHANTABILITY OR SUITABILITY AS TO ANY OF THE PROPERTIES OR ASSETS OF THE BUSINESS CARRIED OUT BY SELLER.


                                ARTICLE IV

                  REPRESENTATIONS AND WARRANTIES OF BUYER

     Buyer represents and warrants to Seller that:

     4.1. Organization and Authority. Buyer is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has full corporate power and corporate authority to execute and deliver this Agreement, the Purchase Price Note and the Operating Agreements and to effect the transactions contemplated hereby and thereby and has duly authorized the execution, delivery and performance of this Agreement, the Purchase Price Note and the Operating Agreements by all necessary corporate action. Buyer has all corporate power and corporate authority necessary to carry on its business as now being conducted and to own or lease and operate its properties as and in the places where such business is now conducted and such properties are now owned, leased or operated.

     4.2. Authorization; Binding Obligation.  This Agreement, the
Purchase Price Note and the Operating Agreements have been duly executed and delivered by Buyer and this Agreement, the Purchase Price Note and the Operating Agreements are the valid and legally binding obligations of Buyer, enforceable against it in accordance with their terms.

     4.3. No Violations. (a) The execution, delivery and performance of this Agreement, the Purchase Price Note and the Operating Agreements by Buyer and the consummation of the transactions contemplated hereby and thereby do not and will not (i) result in a breach or violation of any provision of Buyer's charter or by-laws or in a material violation of any statute, rule, regulation or ordinance applicable to Buyer or (ii) violate or result in a breach of or constitute an event of default (or an event which might, upon the passage of time or the giving of notice, or both, constitute an event of default) under any provision of, result in acceleration or cancellation of any obligation under, or give rise to a right by any party to terminate or amend its obligations under, any mortgage, deed of trust, conveyance to secure debt, note, loan, indenture, lien, material lease, agreement, instrument, order, judgment, decree or other material arrangement or commitment to which Buyer is a party or by which its assets or properties are bound, or violate any order, judgment, decree, rule or regulation of any court or any governmental agency or body having jurisdiction over Buyer or any of its assets or properties.

          (b) No consent, approval, order or authorization of or registration, declaration or filing with, any Person is required by Buyer in connection with the execution and delivery of this Agreement, the Purchase Price Note, the Operating Agreements or the consummation of the transactions contemplated hereby or thereby, except for (i) any filings required to be made under the HSR Act, and (ii) such consents, approvals, orders or authorizations, registrations, declarations or filings where failure of compliance would not, individually or in the aggregate, have a material adverse effect on the ability of Buyer to consummate the transactions contemplated hereby.

     4.4. Inspections; Limitation of Seller's Warranties. Buyer is an informed and sophisticated participant in the transactions contemplated by this Agreement and has undertaken such investigation, and has been provided with and has evaluated certain documents and information in connection with the execution, delivery and performance of this Agreement. Buyer acknowledges that it is acquiring the Business without any representation or warranty, express or implied, by Seller or any of its Affiliates except as expressly set forth herein, in the Recap Agreement and in the Operating Agreements. In furtherance of the foregoing, and not in limitation thereof, Buyer acknowledges that, except as expressly set forth herein, in the Recap Agreement and in the Operating Agreements, no representation or warranty, express or implied, of Seller or any of its advisors, including, without limitation, Deutsche Morgan Grenfell, BA Partners, Seller's lawyers (other than the opinions of such lawyers delivered in connection with this Agreement), KPMG Peat Marwick (except in connection with financial statements prepared by such accountants accompanied by an opinion of such accountants thereon) or any of their respective Affiliates or representatives, with respect to the Business (including, without limitation, the Evaluation Materials, the Confidential Offering Memorandum, any other information provided to Buyer pursuant to the Confidentiality Agreement and any financial projection or forecast delivered to Buyer with respect to the revenues or profitability which may arise from the Business either before or after the Closing Date) shall form the basis of any claim against Seller or any of its advisors, or any of their respective Affiliates or representatives, except as otherwise provided in Section 3.20. With respect to any financial projection or forecast delivered on behalf of Seller to Buyer, Buyer acknowledges that there are uncertainties inherent in attempting to make such projections and forecasts and that it is familiar with such uncertainties.

                                 ARTICLE V

                             CERTAIN COVENANTS

     5.1. Information. (a) Seller and Buyer will provide to each other and to their respective officers, employees, counsel and other representatives, upon request (subject to any limitations that are reasonably required to preserve any applicable attorney-client privilege) reasonable access to their respective officers and employees and reasonable access for inspection and copying of all Business Records, Governmental Permits, Contracts and any other information existing at the Closing Date and relating to the conduct of the Business, and will make their respective officers and employees available, to the extent such availability does not unreasonably interfere with the conduct of the Business by Buyer, or the conduct of its business by Seller, as the case may be, as is reasonably necessary to enable the party requesting such information to: (i) comply with reporting, filing or other requirements related to the conduct of the Business and imposed on such party by any local, state or federal court, agency or regulatory body or taxing authority; (ii) assert or defend any claims or allegations in any arbitration or in any administrative or legal proceeding related to the conduct of the Business other than claims or allegations which one party to this Agreement has asserted against the other; or (iii) subject to clause (ii) above, perform its obligations under this Agreement. Seller and Buyer shall each maintain all of the foregoing information in accordance with their normal document retention policies and if either party desires to destroy or dispose of any of the foregoing which are material to the other party at any time prior to the tenth anniversary of the Closing, such party will offer first in writing at least 60 days prior to such destruction or disposition to surrender them to the other party.

          (b) Subject to applicable law, Seller agrees to make available to Buyer, for inspection and copying by Buyer, all employment and personnel records (including medical records) and information relating to any Business Employee hired by Buyer.

          (c) The party requesting the information and assistance provided in clauses (a) and (b) of this Section 5.1 shall reimburse the other party for all out-of-pocket costs and expenses incurred by such party in providing such information and in rendering such assistance. The access to files, books and records contemplated by this Section 5.1 shall be during normal business hours and upon not less than two Business Days prior written request and shall be subject to such reasonable limitations as the party having custody or control thereof may impose to preserve the confidentiality of information contained therein. Buyer agrees to preserve all Business Records and Governmental Permits delivered to it by Seller for at least three (3) years after the Closing Date.

     5.2. Tax Reporting and Allocation of Consideration. Buyer and Seller agree that the sale of the Purchased Assets hereunder is a fully taxable sale for income tax purposes. Seller further agrees that neither Buyer nor FSC Semiconductor Corporation will be treated on Seller's federal income tax returns (or amended federal income tax returns) as a member of any consolidated group of which Seller is or was a member with respect to periods ending on or prior to the Closing Date or beginning prior to and ending after the Closing Date. Buyer and Seller recognize their mutual obligations pursuant to Section 1060 of the Code to timely file IRS Form 8594 (the "Asset Acquisition Statement") with each of their respective federal income tax returns. Accordingly, Buyer and Seller agree to cooperate in the preparation of the Asset Acquisition Statement for timely filing in each of their respective federal income tax returns in accordance with a written statement (the "Statement of Allocation") prepared in accordance with
Schedule 5.2 (to be attached at Closing), setting forth an allocation of the Purchase Price among such Purchased Assets and the covenants not to compete and not to solicit contained in Section 5.6 in accordance with the provisions of Section 1060 of the Code and the Treasury Regulations thereunder. The Statement of Allocation shall be prepared by Seller. Seller shall deliver, subject to Buyer's prior review and written approval the Statement of Allocation to Buyer at the Closing. If Buyer approves the Statement of Allocation, then, unless otherwise prohibited by law, all federal, state and local income tax returns of Buyer and Seller shall be filed consistently with the allocations made pursuant to the Statement of Allocation. If Buyer does not approve the Statement of Allocation and if Buyer and Seller, after good faith negotiations, cannot agree on the allocation of the consideration among the Purchased Assets and covenants, then no Statement of Allocation shall be prepared, and each party shall prepare and file its tax returns in accordance with its own allocations. Seller and Buyer acknowledge and agree that (x) Seller will be responsible for and perform all tax withholding, payment and reporting duties with respect to any wages and other compensation paid by Seller to any Business Employee in connection with the operation of the Business prior to the Closing; and (y) Buyer will be responsible for and perform all tax withholding, payment and reporting duties with respect to any wages and other compensation paid by Buyer to any employee in connection with the operation of the Business after the Closing. Seller and Buyer agree to follow the Standard Procedure specified in Rev. Proc. 96-60, whereby, among other things, each will be responsible for the reporting duties with respect to its own wages and compensation to employees in connection with the operation of the Business.

     5.3. Operating Agreements. On or prior to the Closing Date, Buyer shall execute and deliver to Seller and Seller shall execute and deliver to Buyer the following agreements (the "Operating Agreements"):
Technology Licensing and Transfer Agreement, Transition Services Agreement, Fairchild Foundry Services Agreement, Revenue Side Letter, Fairchild Assembly Services Agreement, National Foundry Services Agreement, National Assembly Services Agreement, Mil/Aero Wafer and Services Agreement, Shared Facilities Agreement (for South Portland
Site), Shared Services Agreement (for South Portland Site) and Shared Services and Occupancy Agreement and the agreements contemplated by the foregoing agreements.

     5.4. Tax Matters. (a) Seller will be responsible for the preparation and filing of (i) all Returns of any Fairchild Subsidiary that are due (giving effect to valid extensions) on or before the Closing Date or are due after the Closing Date for a taxable period that ends on or before the Closing Date and (ii) all Returns for the Business that are due (giving effect to valid extensions) after the Closing Date for all taxable periods ending on or before the Closing Date. Seller shall make all payments required with respect to any such Return as shown or required to be shown thereon; provided, however, Seller and Buyer will reimburse each other for all Taxes prorated in accordance with Section 5.4 (c).

          (b) Buyer will be responsible for the preparation and filing of all other Returns of any Fairchild Subsidiary or relating to the Business. Buyer will make all payments required with respect to any such Return; provided, however, Seller and Buyer will reimburse each other for all Taxes prorated in accordance with Section 5.4 (c).

          (c) Taxes imposed on a Fairchild Subsidiary for any taxable period that begins before and ends after the Closing Date shall be allocated to and paid or caused to be paid by (i) Seller for the period up to and including the day before the Closing Date, and (ii) Buyer for the period beginning on the Closing Date. For purposes of this Agreement, Taxes of any Fairchild Subsidiary for the period up to and including the day before the Closing Date and for the period beginning on the Closing Date shall be apportioned on a per diem basis in the case of any such Taxes not measured or measurable in whole or in part with reference to net or gross income, sales or receipts, capital expenses or compensation expenses, and all other such Taxes shall be determined on the basis of an interim closing of the books of the Fairchild Subsidiary as of the end of the day before the Closing Date.

          (d) Seller and Buyer shall provide reasonable cooperation and information to each other in connection with (i) the preparation or filing of any Return, amended Return, Tax election, Tax consent or certification, or any claim for a Tax refund, (ii) any determination of liability for Taxes, and (iii) any audit, examination or other proceeding in respect of Taxes related to any Fairchild Subsidiary or the Business. Such cooperation shall include providing copies of all relevant Returns, together with accompanying schedules and related work papers, documents relating to determinations by any Governmental Authority and records containing the ownership and tax basis of property, which either party may possess. Seller and Buyer shall make available on a reasonable basis, employees of the Seller, Buyer, or any Fairchild Subsidiary as the case may be, whose reasonable out-of- pocket costs, if any, such as travel and lodging, shall be reimbursed by the party to which such employees are made available. Seller and Buyer shall at their own cost and expense preserve all Returns, schedules, workpapers and all material records or other documents relating thereto until the expiration of any applicable statute of limitations, including extensions thereof, provided that notice of such extension is given to the party which did not grant the extension. Seller and Buyer shall not destroy or otherwise dispose of any Returns, schedules, workpapers, information, records and documents without first providing the other party a reasonable opportunity to review and copy the same. The party requesting such information, records and documents shall bear the reasonable out-of-pocket costs and expenses incurred in connection with providing the same. For the Seller's fiscal year ending May 25, 1997, Buyer shall at its own cost and expense complete and submit any Tax data packages required by Seller consistent with past practices of Seller's Tax Department. Any information obtained under this Section 5.4 shall be kept confidential, except as may be otherwise necessary in connection with the filing of Returns, claims for a Tax refund or in conducting any audit, examination or other proceeding in respect of Taxes.

          (e) Seller shall have the right, at its own expense, to control any audit or examination by any Governmental Authority, to initiate any claim for refund, to amend any Return, or to contest, resolve and defend against any assessment, notice of deficiency, or other adjustment or proposed adjustment relating to any Taxes for any taxable period ending on or before the Closing Date, except that Seller shall consult with Buyer and obtain Buyer's consent (which consent shall not be unreasonably withheld) as to any of the foregoing if Buyer, any of its Subsidiaries or any Fairchild Subsidiary may be adversely affected by such action. Buyer shall promptly notify Seller of the receipt of all notices, audits, examinations or other proceedings, information or document requests, requests for conferences, meetings, interviews or testimony of employees of Buyer or any Fairchild Subsidiary and other correspondence in respect of Taxes related to any Fairchild Subsidiary or the Business for any taxable period ending on or before the Closing Date. Seller shall have the right, at its own expense to participate in all conferences, meetings, interviews or testimony of employees of Buyer or any Fairchild Subsidiary and other correspondence in respect of Taxes related to any Fairchild Subsidiary or the Business for any taxable period ending on or before the Closing Date. With respect to any audit or other proceeding relating to Taxes for taxable periods that begin before and end after the Closing Date ("Straddle Period Taxes"), Seller shall have the right, at its own expense, to participate (i) in all conferences, meetings or proceedings with any Governmental Authority, the subject matter of which is or includes Straddle Period Taxes and (ii) in all appearances before any court, the subject matter of which is or includes Straddle Period Taxes. Buyer agrees not to settle or compromise any issue relating to Straddle Period Taxes without Seller's consent (which consent shall not be unreasonably withheld) unless Buyer first waives, in writing, any rights to indemnification it may have under this Agreement relating to such Straddle Period Taxes.

          (f) Effective as of the Closing Date, Seller shall cause any tax sharing agreements to which any Fairchild Subsidiary is a party to be terminated as to such Fairchild Subsidiary and such Fairchild
Subsidiary shall have no current or continuing obligations under any such agreement after the Closing Date.

     5.5. Employee Matters. (a) Effective as of the Closing Date, except for the Fab Employees, Buyer shall offer to employ all of the Business Employees who are not otherwise employed by a Fairchild Subsidiary on substantially the same terms and conditions (other than the Benefit Plans set forth on item (c) of Schedule 3.5) as they were employed immediately before the Closing Date; provided, that such offer of employment with respect to any Business Employee who is on Medical Leave as of the Closing Date shall only be effective if and when such Business Employee is ready, willing and able to return to active duty and provided further, that notwithstanding Buyer's offer of employment, responsibility for the workers' compensation benefits of any Business Employee shall be governed by Section 5.5(j). In addition, Buyer shall offer to employ the Fab Employees in accordance with the terms and conditions set forth on Schedule 5.5A. All of the Business Employees who accept such offers of employment are hereinafter referred to as "Transferred Employees" and shall be considered to become "Transferred Employees" as of the Closing Date, except for such Business Employees who are on Medical Leave or classified as a Fab Employee as of the Closing Date, each of whom shall be considered to become a "Transferred Employee" as of the date he or she returns to active duty with the Buyer after the Closing Date. Nothing in this Section 5.5 shall limit Buyer's authority to terminate the employment of any Business Employee at any time after he or she becomes a Transferred Employee for any reason.

          (b) Effective as of the Closing Date, Buyer shall take, or cause to be taken, all action necessary and appropriate to establish employee benefit plans for the benefit of Transferred Employees and their eligible beneficiaries and dependents that correspond to, and that are substantially similar in the aggregate (excluding equity based features and the Benefit Plans set forth on item (c) of Schedule 3.5) to Seller's Benefit Plans and Non-Subsidiary Foreign Plans set forth on
Schedule 3.19(a) and Schedule 3.19(k)(i) (such plans established by Buyer are hereinafter referred to as "Buyer's Plans"). Except as specifically provided otherwise in this Section 5.5 or as required by law, each Transferred Employee and his or her eligible beneficiaries and dependents shall cease to participate in and accrue benefits under Seller's Benefit Plans and Non-Subsidiary Foreign Plans, and shall become eligible to participate in and accrue benefits under Buyer's Plans, as of the date such Transferred Employee becomes a Transferred Employee. Except as specifically provided otherwise in this Section 5.5, Seller shall remain responsible for all liabilities or obligations of any Seller Entity or Affiliate to the Business Employees or any of their other present or former employees (or the Beneficiary of any such individual) arising out of their employment relationship with any Seller Entity or any Affiliate, including without limitation, claims asserted under any Benefit Plan, Non- Subsidiary Foreign Plan or collective bargaining agreement or claims for severance, bonuses or any other benefits that must be paid as a result of the transactions contemplated by this Agreement (whether or not such individual becomes a Transferred Employee) or as a result of the termination of such employees by any Seller Entity, including severance, bonuses or any other benefits arising under the agreements with directors, officers and employees set forth on Schedule 3.5 other than claims resulting from or arising out of a failure of Buyer to comply with its obligations under this Section 3.5 other than claims resulting from or arising out of a failure of Buyer to comply with its obligations under this Section 5.5. Buyer shall be responsible for all liabilities relating to or arising out of Buyer's Plans. Nothing in this Section 5.5 shall prevent Buyer from amending, modifying or terminating any of Buyer's Plans at any time after the Closing Date or prevent Seller from amending, modifying or terminating any of Seller's Benefit Plans and Non-Subsidiary Foreign Plans at any time after the date hereof; provided, if Seller makes any amendment or modification to a Seller's Benefit Plan or Non-Subsidiary Foreign Plan after the date hereof that increases materially the costs of providing benefits thereunder to any Business Employee, the corresponding Buyer's Plan need not incorporate such amendment or modification. Notwithstanding the foregoing sentence, Buyer's Plans shall at all times after the Closing Date treat pre-Closing service by Transferred Employees with Seller and its affiliates in the same manner as service with Buyer for all purposes under Buyer's Plans other than accrual of benefits.

          (c) Seller's Benefit Plans and Non-Subsidiary Foreign Plans that are identified on Schedule 3.19(a) or Schedule 3.19(k)(i) as Medical Plans, Dental Plans and other Welfare Benefit Plans shall be responsible for all claims incurred by any Transferred Employee and any eligible beneficiary or dependent thereof before the date such Transferred Employee becomes a Transferred Employee (regardless of when submitted), and the corresponding Buyer's Plans shall be responsible for all claims incurred by any Transferred Employee and any eligible beneficiary or dependent thereof on or after the date such Transferred Employee becomes a Transferred Employee. Such Buyer's Plans shall provide coverage to Transferred Employees and their eligible beneficiaries and dependents without regard to any pre-existing conditions except to the extent such pre-existing conditions were subject to coverage limitations under the corresponding Seller's Benefit Plans or Non-Subsidiary Foreign Plans, and shall give credit for all deductibles, copayments and other out-of-pocket expenses incurred by Transferred Employees under Seller's Benefit Plans and Non-Subsidiary Foreign Plans during the portion of the applicable plan year that precedes the date such Transferred Employees begin to be covered by the corresponding Buyer's Plans. An individual receiving benefits under Seller's Benefit Plans pursuant to the continuation coverage requirements of Section 601 et seq. of ERISA and section 4980B of the Code as a result of ceasing to be an eligible beneficiary or dependent of a Transferred Employee shall be considered for all purposes of this
Section 5.5 to be an eligible beneficiary or dependent, as applicable, of such Transferred Employee during the period such continuation coverage is required to be provided. It is understood that a claim for a benefit under any such plan shall be deemed to be incurred (i) in the case of a claim for life insurance or other death benefits, on the date of death, (ii) in the case of a claim for disability benefits, on the date the later of the date the relevant disability status is deemed to begin and the date any applicable waiting period is satisfied, (iii) in the case of a claim for medical, dental, vision care, employee assistance, family care and other benefits involving the rendering of services or the reimbursement of the cost of services, on the date the relevant service is rendered, and (iv) in the case of a claim for prescription drug benefits, on the date the relevant prescription is filled.

          (d)  Notwithstanding the provisions of Sections 5.5(b) and
(c), if Buyer determines that it is not practicable for it to establish any of the Buyer's Plans corresponding to the Seller's Benefit Plans set forth on Schedule 5.5D as of the Closing Date, Seller shall amend such corresponding Seller's Benefit Plan so as to permit the continued participation of Transferred Employees therein until Buyer is able to establish such Buyer's Plan (and Buyer shall do so as soon as reasonably practicable after the Closing Date).

          (e) (i) Effective as of the Closing Date, Buyer shall establish a defined contribution retirement plan qualified under section 401(a) of the Code for the benefit of Transferred Employees located in the United States ("Buyer's Savings Plan"). Seller shall take all actions necessary or appropriate so that, effective as of the date any participant in Seller's Retirement and Savings Program (the "RASP") becomes a Transferred Employee, such participant shall be fully vested in his or her accrued benefit under the RASP. Seller agrees, as soon as practicable following the Closing Date, to direct the trustee of the trust funding the RASP to transfer to the trustee of the trust funding the Buyer's Savings Plan in one or more separate transfers, the account balances as of the date of transfer attributable to the participants in the RASP who are Transferred Employees, plus the portion of any unallocated contributions and trust earnings attributable to such participants who are Transferred Employees. Unless otherwise agreed to by Buyer and Seller, such account balances shall be transferred in cash (except to the extent such account balances are invested in participant notes which shall be transferred in kind); provided, that with respect to any portion of such accounts invested in Insurance Policy #61896 issued by Confederation Life Insurance Company, Seller shall transfer such amounts in kind or in cash, as and when reasonably practicable and prudent. Following the transfer to Buyer's Savings Plan of the account balances as provided herein, Buyer's Savings Plan shall be solely liable, to the extent of the account balances transferred and any benefits accruing thereafter, for the payment of benefits to the Transferred Employees whose accounts were so transferred.

               (ii) Seller and Buyer shall, in connection with the transfers required by this Section 5.5(e), cooperate in making any and all appropriate filings required under the Code or ERISA, and the regulations thereunder, and any applicable securities laws, and shall take all such action as may be necessary and appropriate to cause such transfers to take place as soon as practicable after the Closing Date; provided, however, that no such transfer shall take place until after the later of (i) the expiration of a 30-day period following the date of filing of any required Form 5310 (or any successor form thereto) with the IRS and (ii) the earlier of (a) the receipt of a favorable IRS determination letter with respect to the qualification of the Buyer's Savings Plan under Section 401(a) of the Code or (b) the receipt by Seller of an opinion of Buyer's counsel to the effect that Buyer's Savings Plan is intended in good faith to be qualified under Section 401(a) of the Code and that an application for an IRS determination letter to that effect has been filed within the remedial amendment period.

               (iii) Seller shall be responsible for making all matching contributions applicable to all employee contributions made to the RASP by Transferred Employees prior to Closing. Such contribution shall be made prior to the time of the asset transfers required by
Section 5.5(e)(i). Seller will be responsible for making a "Pro Rata Profit Sharing Contribution" (as described below) to the RASP on behalf of the Transferred Employees prior to the time of the asset transfers required by Section 5.5(e)(i). The Pro Rata Profit Sharing Contribution shall mean a good faith estimate of the amount to be contributed under the profit-sharing contribution formula utilized under the RASP for the plan year that begins before and ends after the Closing Date but applied only to the compensation earned by the Transferred Employees from the Seller during such plan year.

          (f) Except as otherwise expressly set forth in this subsection (f), Buyer shall be responsible for paying awards to Transferred Employee under the Seller's Key Employee Incentive Plan ("KEIP") for the fiscal year of Seller that begins before and ends after the Closing Date (the "Overlapping Fiscal Year"), including, without limitation, those liabilities set forth on Schedule 1-A/1-B under the heading "Assumed by FSC." Buyer shall pay such amounts in accordance with the terms of the KEIP, except that (i) employment with Buyer shall be treated as employment with Seller for purposes of determining eligibility to receive an award under the KEIP, and (ii) the amount of each such award shall be determined by (A) multiplying the Performance Factor (as defined below) times the applicable Transferred Employee's Annual Compensation (as defined below) times the applicable Transferred Employee's Participation Percentage (as defined in the KEIP), and then
(B) multiplying the result of (A) by a fraction, the numerator of which is the number of days during the Overlapping Fiscal Year that precede the Closing Date, and the denominator of which is the total number of days during the Overlapping Fiscal Year. For purposes of this Section 5.5(f): "Performance Factor" means the actual performance with respect to the performance goals under the KEIP for the Overlapping Fiscal Year, measured by reference solely to performance during the portion of the Overlapping Fiscal Year that precedes the Closing Date, as reasonably determined by Buyer; and a Transferred Employee's "Annual Compensation" means such Transferred Employee's Compensation (as defined in the KEIP) treating compensation from Buyer after the Closing Date as if it were compensation from Seller. The KEIP awards payable pursuant to this
Section 5.5(f) shall be paid following the end of the Overlapping Fiscal Year in accordance with past practice (but in no event more than 45 days after the end of the Overlapping Fiscal Year). Seller shall be responsible for paying all awards to Transferred Employees under Seller's KEIP to the extent such awards were awarded with respect to a fiscal year prior to the Overlapping Fiscal Year and have been deferred by the applicable recipient, including, without limitation, those liabilities set forth on Schedule 1-A/1-B under the heading "Stay with NSC."

          (g) Seller shall remain responsible for providing scholarship benefits to any child of a Transferred Employee who is receiving such benefits as of the date such individual becomes a Transferred Employee.

          (h) Buyer shall permit Transferred Employees to use after the Closing Date all vacation that is accrued but unused as of the Closing Date under Seller's vacation pay policies and practices. As soon as practicable following the Closing, Seller shall provide Buyer with a list of the amount of each Transferred Employee's accrued vacation as of the Closing Date.

          (i) Buyer shall be responsible for paying awards for Seller's third and fourth fiscal quarters for the fiscal year ending May 25, 1997 under Seller's Success Sharing Plan to all eligible Transferred Employees in accordance with the terms of such Plan. Seller shall be responsible for paying awards under Seller's Success Sharing Plan to all eligible employees, other than Transferred Employees, including, without limitation, those awards set forth on Schedule 1-A/1-B under the heading "Stay with NSC." Seller shall pay all sales incentive compensation earned by any Transferred Employee before he or she becomes a Transferred Employee, as determined in accordance with the terms of the applicable sales incentive plan of Seller. Stock options granted under Seller's Stock Option Plan ("Seller's Stock Plan") to any Transferred Employee at least six months before, and that remain outstanding and unexercised as of, the date he or she becomes a Transferred Employee shall be fully vested and exercisable as of such date and shall remain exercisable until, and shall terminate upon, the close of business on the ninetieth day following such date, all in accordance with the terms of Seller's Stock Plan.

          (j) Buyer shall be responsible for any workers' compensation claims incurred by any Transferred Employee whether incurred prior to, upon or after Closing. A workers' compensation claim shall be considered "incurred" on the first date that there is objective evidence of the event or condition that is the basis of such claim.

          (k) Seller and Buyer will take all action necessary to facilitate the treatment as deferred compensation for income tax purposes of all KEIP payments previously deferred that otherwise would have become payable prior to the Seller's 1997 fiscal year, KEIP awards otherwise payable for the Overlapping Fiscal Year, certain stay-on bonuses, sales bonuses, participation in sales price pools, management incentive bonuses, retention bonus plan payments, and enhanced benefits under performance incentive plans which come due to be paid or delivered by any Seller Entity to certain Transferred Employees previously identified to National Semiconductor, with each such Transferred Employee to be entitled to designate the amount of such payments to which he or she is entitled to be so treated and to designate the manner in which such payments shall be made in order to achieve such treatment. As of the Closing Date, Buyer shall assume all liabilities of Seller with respect to such designated payments, and Buyer and Seller shall use their best efforts to cause such Transferred Employees to consent to such assumption and release Seller from such liabilities. Buyer shall establish one or more "rabbi" trusts to provide for payment of such liabilities and each such trust shall allow the investment of its assets in stock of Buyer or any of its Affiliates or designees. As promptly as practicable on or after Closing, Seller shall contribute to such trust or trusts a cash amount equal to the amount of such assumed liabilities as of the Closing Date. In the event that Seller shall pay any awards to Transferred Employees under Seller's KEIP with respect to the Overlapping Fiscal Year, Buyer shall reimburse Seller for such payments. Seller and Buyer agree that Seller shall be entitled to any and all tax deductions attributable to satisfaction of such assumed liabilities, Buyer shall be entitled to any and all tax deductions attributable to satisfaction by Buyer of any other liabilities relating to such deferred compensation, that they will cooperate with one another in sharing any information needed to assure the foregoing, and that neither of them shall take any position on any tax return or take any other action inconsistent with the foregoing.

          (l) Notwithstanding the foregoing, to the extent required by applicable law, effective as of the Closing Date, Buyer shall assume all liabilities arising under German pension plan identified on Schedule 3.19(K) with respect to Transferred Employees.

          (m)  Effective as of the Closing Date, all Transferred
Employees shall cease to participate in the National Stock Purchase Plan and Seller shall cause all employee contributions not utilized to purchase National stock prior to the Closing Date to be refunded to Transferred Employees within 30 days.

     5.6. Covenant Not to Compete; Nonsolicitation. (a) From and after the Closing Date, Seller will not and will cause its Affiliates not to, for its own account or for the account of others, directly or indirectly, own, manage, operate, join, control or participate in the ownership, management, operation or control of any business conducting business under the name "Fairchild," or any variant thereof, other than Fairchild Parent and its Affiliates. For a period of five years from and after the Closing Date, Seller will not and will cause its Affiliates (other than natural persons) not to, other than in the performance of Seller's obligations under the Operating Agreements, for its own account or for the account of others, directly or indirectly (i) engage in any Competing Business, or (ii) own, manage, operate, join, control or participate in the ownership, management, operation or control of any person or entity who or which at any relevant time during such period is engaged in any Competing Business. Ownership of not more than 5% of the outstanding capital stock of any company registered under
Section 12 of the Securities Exchange Act of 1934 shall not be a violation of this Section 5.6(a). Notwithstanding the foregoing, in the event that Buyer breaches any of the Fairchild Foundry Services Agreement, Fairchild Assembly Services Agreement, or Mil/Aero Wafer Services Agreement included in the Operating Agreements, which breach gives rise to a right of termination of such agreement, Seller may manufacture or assemble the products or perform the services which Buyer is not providing under such agreement as a result of such breach, solely to satisfy its own needs for such products or services and not for the purpose of providing such products or services to others.

          (b) As used herein, "Competing Business" shall mean the design, production, manufacture, assembly, testing, distribution, marketing or sale for Seller's own account or for the account of others of any product that has substantially the same specifications as any Business Product or the purchase for resale or repackaging of any Business Product except pursuant to the Mil/Aero Wafer Services Agreement of even date herewith between Buyer and Seller.

          (c) For a period of one year from and after the Closing Date, Seller will not and will cause its Affiliates not to, directly or indirectly, solicit or attempt to solicit any person or entity who is or has been a customer, supplier, licensor, licensee or business relation of the Business prior to or during such period to cease its particular business relationship with the Business.

          (d) Except as specifically contemplated in Section 5.5, for a period of two years from the Closing Date with respect to any director, officer, employee or agent located in Maine and for a period of one year from and after the Closing Date with respect to any of the foregoing located outside of Maine, neither party hereto will, and the parties hereto will cause their respective Affiliates not to, directly or indirectly, solicit or induce any person or entity who is a director, officer, employee or agent of the other party or any of its Affiliates to terminate his, her or its relationship with, or employment by, such entity.

          (e) Notwithstanding the foregoing, Seller may acquire any business or entity that engages in a Competing Business (an "Acquired Business") provided that (i) not more than fifteen percent (15%) of the revenues of the Acquired Business during the twelve calendar months immediately preceding such acquisition are derived from any Competing Business and (ii) Seller uses its diligent good faith efforts to dispose of the portion of the Acquired Business which engages in a Competing Business (the "Competitive Portion") as soon as commercially practicable.

          (f) For a period of thirty-nine (39) months following Closing, Buyer will not develop, manufacture (except for Seller under the Fairchild Foundry Services Agreement or Fairchild Assembly Services Agreement each of even date herewith between Buyer and Seller), market or sell any integrated circuit that has substantially the same specifications as any of Seller's integrated circuit products identified in Schedule 5.6 hereto; provided, however, that this provision shall not prohibit Buyer from acquiring and operating any Person that at the time of acquisition develops, manufactures, markets or sells any product that has substantially the same specifications as any of Seller's products identified on Schedule 5.6.

          (g) The restrictive covenants contained in this Section are covenants independent of any other provision of this Agreement and the existence of any claim which any party to this Agreement may allege against any other party to this Agreement, whether based on this Agreement or otherwise, shall not prevent the enforcement of these covenants. Each of Seller and Buyer agrees that the other's remedies at law for any breach or threat of breach of the provisions of this Section will be inadequate, and that each party shall be entitled to an injunction or injunctions to prevent breaches of the provisions of this Section and to enforce specifically the terms and provisions hereof, in addition to any other remedy to which such party may be entitled at law or equity. In the event of litigation regarding the covenant not to compete, the prevailing party in such litigation shall, in addition to any other remedies the prevailing party may obtain in such litigation, be entitled to recover from the other party its reasonable legal fees and out of pocket costs incurred by such party in enforcing or defending its rights hereunder. The length of time for which this covenant not to compete shall be in force shall not include any period of violation or any other period required for litigation during which the party seeking to enforce this covenant seeks to enforce this covenant. Should any provisions of this Section be adjudged to any extent invalid by any competent tribunal, such provision will be deemed modified to the extent necessary to make it enforceable.

     5.7. Material Consents. Seller and Buyer agree to use their respective Best Efforts to obtain prior to the Closing all of the consents of third Persons which have been disclosed, or are required to be disclosed, on Schedule 3.3, which consents shall be in a form reasonably satisfactory to Seller and Buyer.

     5.8. Notice to Customers. Seller agrees, in consultation with Buyer, to promptly notify customers of the Business of the consummation of the transactions contemplated by this Agreement and to reasonably assist Buyer, at Buyer's expense, in making arrangements with such customers for the payment of Buyer's accounts receivable (other than the Accounts Receivable) in a manner satisfactory to Buyer.

     5.9. Confidentiality. For a period of five years after the Closing Date, Seller agrees that it will keep confidential all of Buyer's Proprietary Information and Buyer agrees that it will keep confidential all of Seller's Proprietary Information except that Buyer shall not be required to keep confidential Proprietary Information relating to the Business and conveyed to Buyer as part of the Purchased Assets; such Proprietary Information shall include any Proprietary Information obtained in connection with the Operating Agreements. The obligation of each party to keep such Proprietary Information confidential shall not apply to any information which (i) is or becomes available to such party from a source other than the other party (or any Person who is bound by a confidentiality agreement with such other party with respect to such information), (ii) is or becomes available to the public other than as a result of disclosure by such party or its agents, or (iii) is required to be disclosed under applicable law or judicial process; provided, however, that if a party is requested or becomes legally compelled (by oral questions, interrogatories, requests for information or documents, subpoenas, civil investigative demand or similar process) to disclose any of such information, to the extent permitted by law, such party will provide the other party with prompt written notice to, and will cooperate with, such other party so that such other party may seek a protective order or other appropriate remedy; provided, further, that in the event such other party waives compliance with the provisions of this
Section 5.9, such party shall disclose only that portion of the confidential information which is legally required and will exercise its Best Efforts to seek confidential treatment for such information. Notwithstanding anything in this Section 5.9 to the contrary, in the event that any such information is also subject to a limitation on disclosure or use contained in another written agreement between Buyer and Seller which is more restrictive than the limitation contained in this Section 5.9, then the limitation in such agreement shall supersede this Section 5.9.

     5.10. Estoppel Certificates. The parties shall each use, and Seller shall cause the Seller Entities to use, their respective Best Efforts to obtain on or prior to the Closing estoppel certificates and lessor lien waivers (such estoppel certificates and waivers not to be conditioned on any increased rental, other payment, reduced term, or other change of lease terms), if applicable, in a form and substance reasonably acceptable to Buyer and its lenders and dated a date occurring not more than twenty (20) days prior to the Closing Date (the "Estoppel Certificates"), from each real property lessor listed on
Schedule 3.16.

     5.11. Title Policies. The parties shall each use, and Seller shall cause the Seller Entities to use, their respective Best Efforts to obtain on or prior to the Closing, at standard rates, good and valid, irrevocable ALTA extended form title insurance policies (or signed pro forma policies) (collectively, the "Title Policies" issued by a nationally recognized title company or companies reasonably acceptable to Buyer (collectively, the "Title Company"), insuring (or committing the Title Company to insuring) the Buyer's fee title to each parcel of the Owned Real Estate in such amounts which are equal to the current fair market values of each of such parcels, subject to no Encumbrances or exceptions to title other than the than the Permitted Fee Title Exceptions, together with such endorsements as are customary for commercial transactions of this type including without limitation a comprehensive endorsement with respect to easements and restrictions of record. Each of the Title Policies shall be effective as of the date and time of the recording of the deed to the parcel or parcels of the Owned Real Estate to which it relates. The cost of obtaining such Title Policies shall be paid one-half by Seller and one-half by Buyer.

     5.12. Survey. The parties shall each use, and Seller shall cause the Seller Entities to use, their respective Best Efforts to obtain no later than fifteen days prior to Closing, as-built surveys of each parcel of the Owned Real Estate (the "Surveys") prepared by surveyors registered in the jurisdiction in which the surveyed property is located and otherwise satisfactory to Buyer (the "Surveyor") in accordance with the 1992 minimum standard detail requirements for ALTA/ACSM surveys, Class A or B or Urban, dated as of a date after January 20, 1997 showing, with respect to each parcel of the Owned Real Estate and the appurtenances to such parcel, access to and from a dedicated and accepted public right-of-way, the correct location and dimensions of all improvements (including fences and driveways), all easements, rights-of-way and setback lines, the correct location and dimensions of all alleys and streets, all other matters of record or visible on the ground affecting such parcel of the Owned Real Estate, and such other information as may be requested by Buyer. The Surveys shall: (i) show that other than Permitted Fee Title Encumbrances, all structures and other improvements on the Principal Premises are (I) within the lot lines and do not encroach upon the properties of any other Person, and (II) in compliance with applicable zoning laws relating to setback and height restrictions, (ii) show no Encumbrances other than Permitted Fee Title Encumbrances, (iii) be certified to the Buyer and its assigns, the Investor and any mortgage lender to the same, and the Title Company, and (iv) comply with any requirements imposed by the Title Company as a condition to the removal of any survey exception from the general exceptions to the Title Policy covering such of the Owned Real Estate as is shown on the property surveyed. The cost of obtaining such Surveys shall be paid one-half by Seller and one-half by Buyer.

     5.13. Accounts Receivable and Related Claims. From and after the Closing, Buyer (i) shall use its Best Efforts to assist Seller, upon Seller's reasonable request, in collecting the Accounts Receivable and
(ii) shall not (A) without the prior written consent of Seller, waive or settle any claims or rights which constitute Excluded Assets, including, without limitation, claims with respect to Accounts Receivable or (B) take any action to interfere with or impair the collection by Seller of any claims or rights which constitute Excluded Assets, including, without limitation, claims with respect to Accounts Receivable.


                                ARTICLE VI

                                  CLOSING

     6.1. Seller's Closing Deliveries. On the Closing Date, Seller shall deliver, or execute and deliver, to Buyer:

          (a)  the Operating Agreements;

          (b) an Assumption Agreement and Bill of Sale substantially in the form set forth in Exhibit 6.1 (the "Bill of Sale") with respect to the Purchased Assets (other than the Non-Assignable Assets);

          (c) special warranty deeds in the customary and proper form for recording duly executed and acknowledged so as to convey to Buyer good and marketable title to the Principal Premises free and clear of all Encumbrances other than Permitted Fee Title Exceptions;

          (d)  all of the consents of third Persons described on
Schedule 7.5 of the Recap Agreement; and

          (e) any documents or instruments as Buyer may reasonably request or as may be otherwise necessary or desirable to evidence and effect the sale, assignment, transfer, conveyance and delivery of the Purchased Assets (other than the Non-Assignable Assets) to Buyer and to put Buyer in actual possession or control of the Purchased Assets (other than the Non-Assignable Assets).

     6.2. Buyer's Closing Deliveries. On the Closing Date, Buyer shall deliver, or execute and deliver, to Seller:

          (a)  the Operating Agreements;

          (b)  the Assumption Agreement;

          (c)  the Bill of Sale;

          (d)  the Purchase Price Note;

          (e)  a certificate for 100 shares of Buyer's Common Stock; and

          (f) any documents or instruments as Seller may reasonably request or as may be otherwise necessary or desirable to evidence and effect the assumption by Buyer of the Assumed Liabilities.


                                ARTICLE VII

                              INDEMNIFICATION

     7.1. Indemnification By Seller. Seller hereby agrees to indemnify and hold harmless Buyer from and against any Damages arising out of or resulting from (i) the Excluded Liabilities or (ii) the breach by Seller of any covenant contained in this Agreement or in any Operating
Agreement.

     7.2. Indemnification by Buyer. Buyer hereby agrees to indemnify and hold harmless Seller from and against any Damages arising out of or resulting from (i) the Assumed Liabilities or (ii) the breach by Buyer of any covenant contained in this Agreement or in any Operating
Agreement.

     7.3. General Indemnification Procedures.

          (a) In the event that any party incurs or suffers any Damages with respect to which indemnification may be sought by such party pursuant to this Article VII, the party seeking indemnification (the "Indemnitee") must assert the claim by giving written notice (a "Claim Notice") to the party from whom indemnification is sought (the "Indemnitor"). The Claim Notice must state the nature, basis and amount (if known) of the claim in reasonable detail based on the information available to the Indemnitee and, if the Claim Notice is being given with respect to a third party claim, it must be accompanied by a copy of any written notice of the third party claimant. If the Claim Notice is being given by reason of any third party claim, it shall be given in a timely manner but in no event more than 30 days after the filing or other written assertion of any such claim against the Indemnitee, but the failure of the Indemnitee to give the Claim Notice within such time period shall not relieve the Indemnitor of any liability for indemnification under this Article VII, except to the extent that the Indemnitor is prejudiced thereby. If the amount of the claim is not known at the time the Claim Notice is given, the Indemnitee shall also give notice of such amount to the Indemnitor at such time as the amount of the claim is reasonably ascertainable. Each Indemnitor to whom a Claim Notice is given shall respond to any Indemnitee that has given a Claim Notice (a "Claim Response") within 30 days (the "Response Period") after the date that the Claim Notice is received by Indemnitor. Any Claim Response shall specify whether or not the Indemnitor given the Claim Response disputes the claim described in the Claim Notice in whole or in part. If any Indemnitor fails to give a Claim Response within the Response Period, such Indemnitor shall be deemed not to dispute the claim described in the related Claim Notice. If any Indemnitor elects not to dispute a claim described in a Claim Notice, whether by failing to give a timely Claim Response or otherwise, then such claim shall be conclusively deemed to be an obligation of such Indemnitor. If any Indemnitor shall be obligated to indemnify an Indemnitee hereunder, such Indemnitor shall pay to such Indemnitee within 30 days after the last day of the applicable Response Period (or at such later time as the amount is ascertainable) the amount to which such Indemnitee shall be entitled. If there shall be a dispute as to the amount or manner of indemnification under this Agreement, the Indemnitor and the Indemnitee shall seek to resolve such dispute through negotiations and, if such dispute is not resolved within 20 days, the Indemnitee may pursue whatever legal remedies may be available for the recovery of the Damages claimed from any Indemnitor. If any Indemnitor fails to pay all or any part of any indemnification obligation on or before the later to occur of (x) 30 days after the last day of the applicable Response Period, and
(y) if the Claim Notice relates to Damages that have not been liquidated as of the date of the Claim Notice, the date on which all or any part of such Damages shall have become liquidated and determined, then the Indemnitor shall also be obligated to pay to the Indemnitee interest on the unpaid amount for each day during which the obligation remains unpaid at an annual rate of ten percent.

          (b) The Indemnitee shall provide to the Indemnitor on request all information and documentation reasonably necessary to support and verify any Damages that the Indemnitee believes give rise to the claim for indemnification hereunder and shall give the Indemnitor reasonable access to all books, records and personnel in the possession or under the control of the Indemnitee that would have bearing on such claim.

          (c) Except as hereinafter provided, in the case of third party claims for which indemnification is sought, the Indemnitor shall have the option: (x) to conduct any proceedings or negotiations in connection therewith, (y) to take all other steps to settle or defend any such claim (provided that the Indemnitor shall not settle any such claim without the consent of the Indemnitee (which consent shall not be unreasonably withheld, it being understood that it shall not be unreasonable for the Indemnitee to withhold its consent from any settlement which (1) commits the Indemnitee to take, or to forbear to take, any action, or (2) does not provide for a complete release of the Indemnitee by such third party)), and (z) to employ counsel to contest any such claim or liability in the name of the Indemnitee or otherwise. In any event, the Indemnitee shall be entitled to participate at its own expense and by its own counsel (a "Voluntary Participation") in any proceedings relating to any third party claim. The Indemnitor shall, within 45 days of receipt of the Claim Notice, notify the Indemnitee of its intention to assume the defense of the claim (a "Defense Notice"). Until the Indemnitee has received the Defense Notice, the Indemnitee shall take reasonable steps to defend (but may not settle) the claim.
If the Indemnitor declines to assume the defense of any such claim or fails to give a Defense Notice within 45 days after receipt of the Claim Notice, the Indemnitee shall defend against the claim but shall not settle such claim without the consent of the Indemnitor (which consent shall not be unreasonably withheld). The expenses of all proceedings, contests or lawsuits (other than those incurred in a Voluntary Participation) with respect to claims as to which a party is entitled to indemnification under this Article VII shall represent indemnifiable Damages under this Agreement. Regardless of which party shall assume the defense of the claim, the parties shall cooperate fully with one another in connection therewith. Notwithstanding the foregoing, the Indemnitor shall not be entitled (except with the consent of the Indemnitee) to take any of the actions referred to in clauses (x), (y) or (z) of the first sentence of this subparagraph unless: (a) the third party claim involves principally monetary damages; and (b) the Indemnitor shall have expressly agreed in writing that, as between the Indemnitor and the Indemnitee, the Indemnitor shall be solely obligated to satisfy and discharge such third party claim. Damages payable hereunder shall be appropriately adjusted to reflect the receipt of insurance proceeds, tax benefits and detriments and proceeds received with respect to condemnation, expropriation or eminent domain proceedings.



                               ARTICLE VIII

                               MISCELLANEOUS

     8.1. Nonsurvival of Representations. The representations and warranties of Buyer and Seller contained in this Agreement shall terminate upon the Closing. The covenants and agreements of Buyer and Seller contained in this Agreement shall survive the Closing.

     8.2. Notices. All notices and other communications hereunder shall be in writing and shall be deemed to have been duly given (i) three Business Days after mailing if mailed by certified or registered mail, return receipt requested, (ii) one Business Day after delivery to Federal Express or other nationally recognized overnight express carrier, if sent for overnight delivery with fee prepaid, (iii) upon receipt if sent via facsimile with receipt confirmed, or (iv) upon receipt if delivered personally, addressed as follows or to such other address or addresses of which the respective party shall have notified the other:

               If to Seller, to:

               National Semiconductor Corporation
               2900 Semiconductor Drive
               Santa Clara, CA 95052
               Attention: General Counsel
               Fax No.: (408) 733-0293

               With a copy to:

               Wachtell, Lipton, Rosen & Katz
               51 West 52nd Street
               New York, NY 10019
               Attention: Barry A. Bryer
               Fax No.: (212) 403-2000

               If to Buyer, to:

               Fairchild Semiconductor Corporation
               333 Western Avenue
               Portland, ME 04106
               Attention: General Counsel, mail stop 01-00
               Fax No.: (207) 761-6020

               With copies to:

               Citicorp Venture Capital Ltd.
               399 Park Avenue, 14th Floor
               New York, New York 10043
               Attention: Richard M. Cashin, Jr.
               Fax No.: 212-888-2940

               Dechert Price & Rhoads
               4000 Bell Atlantic Tower
               1717 Arch Street
               Philadelphia, PA 19103
               Attn:  G. Daniel O'Donnell
               Fax No.: 215-994-2222

     8.3. Expenses. Except as otherwise provided in this Agreement and in the Recap Agreement, each party to this Agreement will bear all the fees, costs and expenses which are incurred by it in connection with the transactions contemplated hereby, whether or not such transactions are consummated, provided that Seller and Buyer shall bear equally all Taxes (other than income Taxes) and related charges, all fees for any necessary consents or approvals of any Governmental Authority, and all recording and filing fees, in each case that may be imposed by reason of the sale, transfer, assignment or delivery of the Purchased Assets.

     8.4. Entire Agreement. The agreement of the parties, which is comprised of this Agreement and the Schedules hereto and the documents referred to herein, sets forth the entire agreement and understanding between the parties and supersedes any prior agreement or understanding, written or oral, relating to the subject matter of this Agreement.

     8.5. Assignment; Binding Effect; Severability. This Agreement may not be assigned by any party hereto without the written consent of the other party, provided, however that Buyer may assign its rights hereunder as collateral security to any bona fide financial institution which is engaged in financing in the ordinary course providing financing to consummate the transactions contemplated hereby or any financial institution which is engaged in financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may, in enforcing its rights in connection with such financing, assign Buyer's rights or cause Buyer to assign its rights hereunder in connection with a sale of Buyer or its parent or the business in the form then being conducted by Buyer substantially as an entirety; and provided, further, Buyer may assign its rights hereunder, in whole or in part, but subject to all limitations contained herein, to one or more subsidiaries of Buyer, provided that, in any such case, Buyer gives Seller prior written notice of such assignment. This Agreement shall be binding upon and inure to the benefit of and be enforceable by the successors, legal representatives and permitted assigns of each party hereto. The provisions of this Agreement are severable, and in the event that any one or more provisions are deemed illegal or unenforceable the remaining provisions shall remain in full force and effect unless the deletion of such provision shall cause this Agreement to become materially adverse to any party, in which event the parties shall use Best Efforts to arrive at an accommodation which best preserves for the parties the benefits and obligations of the offending provision.

     8.6. Governing Law. This Agreement shall be governed by and construed and enforced in accordance with the internal laws (as opposed to the conflicts of laws provisions) of the State of New York.

     8.7. Execution in Counterparts. This Agreement may be executed in any number of counterparts with the same effect as if the signatures thereto were upon one instrument.

     8.8. Public Announcement. Neither Seller nor Buyer shall, without the approval of the other party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such party shall be so obligated by law, in which case such party shall use its Best Efforts to advise the other party thereof and the parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement (including the Financing) or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations.

     8.9. No Third Party Beneficiaries. Nothing in this Agreement, express or implied, is intended to or shall (i) confer on any Person other than the parties hereto and their respective successors or permitted assigns any rights (including third party beneficiary rights), remedies, obligations or liabilities under or by reason of this Agreement, or (ii) constitute the parties hereto as partners or as participants in a joint venture. This Agreement shall not provide third parties with any remedy, claim, liability, reimbursement, cause of action or other right in excess of those existing without reference to the terms of this Agreement.

     8.10. Headings. The headings preceding the text of the sections and subsections hereof are inserted solely for convenience of reference, and shall not constitute a part of this Agreement, nor shall they affect its meaning, construction or effect.

     8.11. Further Assurances. Each party shall cooperate and take such action as may be reasonably requested by another party in order to carry out the provisions and purposes of this Agreement and the transactions contemplated hereby.

     8.12. Amendment and Waiver. The parties may by mutual agreement amend this Agreement in any respect, and any party, as to such party, may (a) extend the time for the performance of any of the obligations of any other party, (b) waive any inaccuracies in representations by any other party, (c) waive compliance by any other party with any of the agreements contained herein and performance of any obligations by such other party, and (d) waive the fulfillment of any condition that is precedent to the performance by such party of any of its obligations under this Agreement. To be effective, any such amendment or waiver must be in writing and be signed by the party against whom enforcement of the same is sought.

          IN WITNESS WHEREOF, each of Buyer and Seller has caused this Agreement to be duly executed on its behalf by its duly authorized officer as of the day and year first written above.

                         NATIONAL SEMICONDUCTOR CORPORATION




                         By:  /s/ DONALD MACLEOD
                              Donald Macleod
                              Executive Vice President and
                              Chief Financial Officer



                         FAIRCHILD SEMICONDUCTOR CORPORATION




                         By:   /s/ JOSEPH R. MARTIN
                              Joseph R. Martin
                              Executive Vice President and
                              Chief Financial Officer


                                             EXHIBIT 10.3


                       TRANSITION SERVICES AGREEMENT



          This Transition Services Agreement ("Agreement") is entered into this 11th day of March, 1997 by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation having a principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95119 (hereinafter "National") and [FAIRCHILD SEMICONDUCTOR CORPORATION], a Delaware corporation having a principal place of business at 333 Western Avenue, South Portland, Maine 04106 (hereinafter "Fairchild"). National and Fairchild may be referred to herein as a "Party" and/or the "Parties" as the case may require.


                                 RECITALS


          WHEREAS, the parties have entered into that certain Asset Purchase Agreement, dated the date hereof (hereinafter "Purchase Agreement"), under which Fairchild is acquiring certain of the assets of National's Logic, Memory, and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory but excluding Public Networks, Programmable Products and Mil Logic Products) (the "Business"); and

          WHEREAS, pursuant to the transactions contemplated in the Purchase Agreement, Fairchild is acquiring National's manufacturing facilities in South Portland, Maine (excluding the 8-inch fab and related facilities); West Jordan, Utah; Penang, Malaysia; and Cebu, Philippines (the "Facilities"); and

          WHEREAS, after the Closing Date Fairchild will own and operate the Facilities; and

          WHEREAS, National has provided certain services to the Business in the past; and

          WHEREAS, in order to support the continued and uninterrupted operation of the Business following the Closing, the parties desire to enter into this Agreement, pursuant to which National will provide, for the time periods and consideration described below, certain of the services that have been provided by National to the Business prior to the Closing Date.

          NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the parties hereto, intending to be legally bound hereby, do agree as follows:

 IX  DEFINITIONS

          9.1. Closing Date: The date of closing of the transactions described in the Purchase Agreement.

          9.2. Capitalized terms not defined herein shall have the meaning set forth in the Purchase Agreement.

          9.3. Fairchild: [Fairchild Semiconductor Corporation] and its Subsidiaries.

          9.4.  National:  National Semiconductor Corporation and its
Subsidiaries.

          9.5. Subsidiary: Any corporation, partnership, joint venture or similar entity more than fifty percent (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.


X  SERVICES TO BE PROVIDED BY NATIONAL

          Following the Closing Date, National shall provide Fairchild the following services (individually or collectively referred to herein as, the "Service(s)") for a period not to extend beyond June 1, 1998, except as otherwise provided herein:

          10.1. Data processing and communications services and related support as set forth in Schedule 2.1 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.2. Financial and administrative and related support as set forth in Schedule 2.2 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.3.  Purchasing services and related support as set forth in
Schedule 2.3 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.4. Marketing and Sales services and related support as set forth in Schedule 2.4 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.5. Logistics and Operational services and related support as set forth in Schedule 2.5 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.6. Human resources and benefits services and related support as set forth in Schedule 2.6 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.7. Security assistance and consulting services as set forth in Schedule 2.7 hereto. National shall invoice Fairchild in the manner and at the rates set forth herein.

          10.8. Certain additional services at the South Portland, Maine site will be provided by Fairchild to National and by National to Fairchild, and at the West Jordan, Utah site by Fairchild to National, under separate agreements regarding shared facilities and services. The parties will also enter into separate agreements regarding office space in Santa Clara to be leased by National to Fairchild, office space in West Jordan to be leased by Fairchild to National, and the lease of buildings in South Portland. In addition, the Parties will enter into a letter agreement regarding certain environmental matters, including the cleanup underway in South Portland and West Jordan.

          10.9. Under another separate agreement, Fairchild will reimburse National for lease payments to be made following the Closing by National in respect to certain leased manufacturing and computer equipment used in Fairchild facilities and used in the operation of the Business including but not limited to that leased from GE Capital. Notwithstanding anything to the contrary contained herein, Fairchild shall not be charged under this Agreement for any Service that is specifically required to be performed under any other agreement between National and Fairchild and any such other Service shall be performed and charged for in accordance with the terms of such other agreement.


XI  TERMS OF SERVICE

          11.1. The attached Schedules of Services and costs are subject to change with the Parties' mutual written consent consistent with change methodologies applied to National. Wherever practical, charges to Fairchild for Services shall be based on actual incurred costs, not budgeted or estimated costs. The Parties shall use good faith efforts to discuss any situation in which the actual charge for a Service is reasonably expected to exceed the estimated charge, if any, set forth on a Schedule for a particular Service; provided, however, that the incurrence of charges in excess of any such estimate shall not justify stopping a provision of, or payment for, Services under this Agreement. The Parties have made good faith efforts as of the date hereof to identify each Service and to complete the content of each Schedule to this Agreement. To the extent a Schedule has not been prepared for a Service or a Schedule is otherwise incomplete as of the date hereof, the Parties shall use good faith efforts to prepare or complete Schedules as promptly as practicable. Any Service reflected on any such additional or amended Schedule shall be deemed a "Schedule" as if set forth on such Schedule as of the date hereof.

          11.2. National will have in place by the Closing Date all legal entities necessary at each location to import and ship product and invoice customers on behalf of Fairchild. The legal entity structure will be equivalent to National's legal structure unless otherwise agreed in writing by Fairchild. In the event that at any time any change is made by Fairchild to the legal structure which adversely affects National's provision of Services under this Agreement, National shall, in its sole discretion, have the right to cease provision of such affected Service(s). Fairchild will operate under the National systems, logistics and accounting calendar and observe all National system cutoff schedules. With respect to Fairchild products for which National performs an invoicing function, except in Japan, invoices will be issued in Fairchild's name after the Closing Date, such invoices to incorporate on behalf of Fairchild the same terms and conditions of sale as used by National. While on National's systems, Fairchild will use National's published company rates for foreign currency exchange and National's practices with respect to use of currency.

          11.3. Fairchild is contracting for use of National's system on an "as-is" basis. It will be at National's discretion as to whether enhancements or modifications to these systems will be made available to Fairchild. After the Closing Date, there will be no modifications to National's systems at Fairchild's request, except in National's sole discretion and at a price to be agreed between the Parties and paid by Fairchild.

          11.4. Prices to be paid by Fairchild for Services rendered by National hereunder are listed in the Schedules hereto. One time systems and services costs incurred to establish the capability of National and Fairchild to operate as separate companies using common systems will be paid entirely by National. Costs to support the ultimate separation of Fairchild and the implementation of Fairchild's own independent systems and services will be paid entirely by Fairchild. National agrees to cooperate as reasonably requested by Fairchild in order to effectuate such separation.


 XII  ADDITIONAL SERVICES, SOFTWARE TRANSFERS AND SOFTWARE
     LICENSES

          12.1. In addition to the specific services and facilities described above, the parties hereto acknowledge that there may be additional services and facilities which have not been identified herein but which have been used by the Business prior to the Closing Date and which shall continue to be required or desired by Fairchild until June 1, 1998, or such later date as the Parties may agree upon. If any such additional services or facilities are identified and requested by Fairchild, and National agrees to provide such services, Fairchild will be charged at the rate paid by National for said services.

          12.2. Upon the written request of Fairchild, National shall assign to Fairchild, to the extent possible and subject to vendor legal or contractual restrictions, all of its right, title, and interest in and to any software licensed programs which between National and Fairchild are used solely and exclusively for the benefit of Fairchild and are listed in Schedule 4.2 hereto.

          12.3. National hereby grants Fairchild a paid-up, royalty-free, perpetual, nonexclusive, irrevocable, worldwide, multi-site license to use, or have used for its own benefit, National in-house developed business, engineering and manufacturing systems software, as listed on Schedule 4.3 hereto, which is or has been used by or for Fairchild, whether user or MIS developed and/or supported (hereinafter "NS Software"). No termination of any Services provided pursuant to this Agreement shall terminate or revoke Fairchild's license to use, or have used for its own benefit, the NS Software.

          12.4. Fairchild, its agents, it subsidiaries and its subsidiaries' agents may make such copies of the NS Software as may be reasonably necessary for their needs. Subject to 3.3 above, and during the term of this Agreement, if National develops changes, modifications, enhancements or improvements to the NS Software, National will use its best efforts to promptly disclose them to Fairchild in accordance with National's current notification methods and they shall be included within the scope of this license.

          12.5. After discontinuation of the Service provided by National, modifications or enhancements may be made by Fairchild, its subsidiaries or their respective employees or agents which shall be the sole and exclusive property of Fairchild (including all worldwide copyrights, trade secrets, patents or other proprietary rights relating thereto). National is the owner of the NS Software and any copyrights, trade secrets, patents or other proprietary rights relating thereto and has the right to grant to Fairchild the license to use the NS Software under this Agreement, in each case free of any claim of any third party.

          12.6. Any NS Software wrongly omitted from Schedule 3.3 shall be added with both Parties' written consent. National shall not unreasonably withhold such consent.


XIII  INDEMNIFICATION

          In the event any act or omission of either Party or its directors, officers, employees, servants, agents or representatives causes or directly results in (i) loss, damage to, destruction of property of the other Party or third Parties, and/or (ii) death or injury to persons including, but not limited to, employees or invitees of either Party, then such Party shall indemnify, defend and hold the other Party harmless from and against any and all claims, actions, damages, demands, liabilities, costs and expenses resulting therefrom. The indemnifying Party or its agent or representative shall pay or re-imburse the other Party promptly for any such loss, damage, destruction, death or injury when notified promptly in writing of any claim made hereunder and when given full and complete authority, information and assistance (at the indemnifying Party's expense) for the defense of same. The indemnifying Party shall not be responsible for any compromise or settlement made without its written consent. With respect to third party claims, the right of contribution shall exist as between the Parties.


XIV  NO WARRANTY

          The level and quality of the Services shall be provided in good faith and at a level and quality comparable to that performed for the benefit of National prior to the date of execution of this Agreement. National shall not be liable for any loss or damage suffered by Fairchild on account of any failure by National to perform such service so long as such failure was not a result of National's willful intent to breach this Agreement. Except as may otherwise be explicitly set forth herein, National makes no representation or warranty whatsoever with respect to the Services to be provided hereunder.


 XV  TERM AND TERMINATION

          15.1. The term of this Agreement shall begin on the Closing Date. Services shall be provided by National hereunder until June 1, 1998, unless otherwise provided herein.

          15.2. Subject to the provisions of the Schedules hereto, Fairchild may terminate any Service(s) provided pursuant to this Agreement on ninety (90) days prior written notice to National, unless otherwise specified in the Schedules hereto. If Fairchild elects to terminate a service, it will bear the costs of interfacing any new system to the remaining National systems which it continues to use. Fairchild shall no longer be obligated to pay National the fee attributable to such cancelled Service(s) following the effective termination date of such Service(s). Fairchild shall be liable for any outstanding purchase orders placed with third parties by National on Fairchild's behalf prior to National's receipt of the aforesaid written notice of termination provided that any purchase order in an amount greater than $1,000 shall have been issued with Fairchild's written consent.

          15.3. Subject to the provisions of the Schedules hereto, in the event of a material breach under this Agreement, the non- defaulting Party may terminate the specific Service(s) to which such breach relates if the defaulting Party fails to cure such breach within thirty (30) days of its receipt of a written notice from the non-defaulting Party of such breach, provided that the duties and obligations of the defaulting Party which have accrued prior to the termination of such Service shall not be released or discharged by such termination. During the pendency of any dispute resolution process with respect to such purported default, the Service(s) in dispute will continue to be provided and paid for.

          15.4. Prior to termination of this Agreement, the Parties shall cooperate with one another to maintain an orderly transfer of Services provided hereunder and shall provide necessary assistance for an orderly transfer thereof.

XVI  OWNERSHIP AND MAINTENANCE OF DATA

          All records, data files (and the data contained therein), input materials, reports and other materials received, computed, developed, processed or stored for Fairchild by National (collectively the "Data") pursuant to this Agreement after the Closing Date will be the exclusive property of Fairchild, and National shall not possess any interest, title, lien or right in connection therewith. National shall safeguard the Data to the same extent it protects its own similar materials. Data shall not be utilized by National for any purpose other than in support of National's obligations hereunder. Neither the Data nor any part thereof shall be disclosed, sold, assigned, leased or otherwise disposed of to third parties by National or commercially exploited by or on behalf of National, its employees or agents. In the event that either Party either determines on the advice of its counsel that it is required to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process. Upon termination of any Service provided hereunder, National shall provide Fairchild reasonable access to retained Data for a period not to exceed twelve (12) months following said termination whereupon such Data will be transferred to Fairchild or otherwise made available to Fairchild as Fairchild may reasonably request.


XVII  PAYMENT

          17.1. During the term of the provision of any Service(s) hereunder, National shall invoice Fairchild monthly, unless otherwise specified in the Schedules hereto, itemizing the basis for each invoice amount.


          17.2. Any out-of-pocket expense paid to a third party by National as result of Services provided hereunder by National to Fairchild shall be invoiced separately in National's customary form and detail and reimbursed by Fairchild to National. The foregoing reimbursement shall be in addition to the fees provided for in Section
9.1 above. In the event that any such expense exceeds $1000, it must be approved in writing by Fairchild prior to incurrence by National. Fairchild will not unreasonably withhold approval.

          17.3. Unless otherwise provided in the Schedules, payment terms are Net, thirty (30) days from date of invoice and payments shall be made in United States Dollars. Each Party shall have the option to net payment obligations owed to it against amounts due from the other Party. If payment amounts are netted against receivable amounts, the netting Party will provide the receiving Party with a reconciliation referencing the specific invoices involved in the netting transaction. Netting shall not apply against payments to be made under the Recapitalization or Asset Purchase Agreement.


XVIII  CONFIDENTIALITY

          The parties acknowledge that in the course of performance of their respective obligations pursuant to this Agreement, each may obtain certain confidential and/or proprietary information of the other or its affiliates or customers, including the terms and conditions of this Agreement. Except as otherwise provided in the Technology Licensing and Transfer Agreement, dated the date hereof, between National and Fairchild, each Party hereby agrees that all information communicated to it by the other, its affiliates or customers, whether before or after the Closing Date, shall be kept and was received in strict confidence and shall be used only in accordance with this Agreement, and shall not be disclosed by the other Party, its agents or employees without the prior written consent of the first Party. In the event that either Party either determines on the advice of its counsel that it is required to disclosure any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process. Furthermore, the Parties shall take reasonable steps necessary to ensure that all information and records relating to the business of National and Fairchild are kept strictly confidential. Notwithstanding the above, this Agreement imposes no obligation on either Party with respect to information that is or becomes a matter of public knowledge through no fault of that Party, is rightfully obtained by either Party from a third party not in violation of any duty of confidentiality, is disclosed by either Party to a third party without a duty of confidentiality imposed upon the third party, or is independently developed by either Party without reference to any proprietary or confidential information of the other Party.

 XIX  GENERAL

          19.1. AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

          19.2. FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials, or the intervention of any government authority, providing that the Party failing in or delaying its performance promptly notifies the other Party of its inability to perform and states the reason for such inability.

          19.3. ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

          19.4. COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

          19.5. CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

          19.6. WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement, or waive any right in respect thereto, such failure or waiver shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce any other provision or right.

          19.7. SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

          19.8. LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NONPERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

          19.9. EFFECT OF HEADINGS: The headings and sub-headings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

          19.10. INTEGRATION: This Agreement, the Recapitalization and Purchase Agreement, the Operating Agreements (as defined in the Recap Agreement) and Schedules hereto and thereto, constitute the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof, provided that any provisions hereof allowing for netting or offsetting of any payments to be made hereunder shall not be deemed to permit that such netting or offsetting apply against any payments to be made under the Recapitalization or Purchase Agreement.

          19.11. PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.

          19.12. NO PARTNERSHIP OR AGENCY CREATED: The relationship of National and Fairchild shall be that of independent contractors only. Nothing in this Agreement shall be construed as making one Party an agent or legal representative of the other or otherwise as having the power or authority to bind the other in any manner.

          19.13. BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and permitted assigns.

          19.14. EXPORT CONTROL: The Parties shall comply with any and all export regulations now in effect or as may be issued from time to time by the Office of Export Administration of the United States Department of Commerce or any other governmental authority which has jurisdiction relating to the export of technology from the United States of America.

          19.15. NOTICES: Any notice to be made in connection with any right or obligation arising under this Agreement, shall be provided by registered mail, telegram, facsimile or telex by one Party to the other at the following addresses. Said notices shall be deemed to be effective upon receipt by the receiving Party thereof.

         National:   National Semiconductor Corporation
                     2900 Semiconductor Drive
                     P.O. Box 58090
                     M/S 16-135 (Attn:  General Counsel)
                     Santa Clara, CA  95052-8090
                     FAX:  (408) 733-0293

         Fairchild:  Fairchild Semiconductor Corporation
                     MS 01-00 (General Counsel)
                     333 Western Avenue
                     South Portland, ME  04106
                     FAX:  (207) 761-6020


         Either Party may change its address by written notice given to the other Party in the manner set forth above.

         IN WITNESS WHEREOF, The Parties have had this Agreement executed by their respective authorized officers on the date written below. The persons signing warrant and represent that they are duly authorized to sign for and on behalf of the respective Parties.


By and on behalf of              By and on behalf of

NATIONAL SEMICONDUCTOR           FAIRCHILD SEMICONDUCTOR
CORPORATION                      CORPORATION

By:   /s/ JOHN M. CLARK III      By:    /s/ JOSEPH R. MARTIN

Its:  Senior Vice President      Its:  Executive Vice President

Date:  March 11, 1997            Date:  March 11, 1997




                                      EXHIBIT 10.4

                 FAIRCHILD ASSEMBLY SERVICES AGREEMENT


    THIS ASSEMBLY SERVICES AGREEMENT ("Agreement") is dated and made effective this 11th day of March, 1997 (the "Effective Date") by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95052-8090 ("National") and [FAIRCHILD SEMICONDUCTOR CORPORATION], a Delaware corporation, having its principal place of business at 333 Western Avenue, South Portland, Maine 04106 ("Fairchild"), National and/or Fairchild may be referred to herein as a "Party" or the "Parties" as the case may require.

                              WITNESSETH:

    WHEREAS, the Parties have entered into a certain Asset Purchase Agreement (hereinafter referred to as the "Purchase Agreement") under which Fairchild is acquiring certain of the assets of National's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil/Aero Logic Products) (the "Business"); and

    WHEREAS, pursuant to the transactions contemplated in the Purchase Agreement, Fairchild is acquiring National's manufacturing facilities in South Portland, Maine (excluding the eight-inch fab and related facilities), West Jordan, Utah, Penang, Malaysia and Cebu, the
Philippines; and

    WHEREAS, after the closing of the transactions contemplated by the Purchase Agreement Fairchild will own or lease and operate the Facilities; and

    WHEREAS, National has been performing assembly, test and other back-end services at the Facilities; and

    WHEREAS, National is conveying to Fairchild certain intellectual property rights pursuant to the Technology Licensing and Transfer
Agreement between National and Fairchild, of even date herewith; and

    WHEREAS, National and Fairchild desire to enter into an agreement under which Fairchild will continue to provide certain services to National following the closing of the transactions contemplated by the Purchase Agreement; and

    WHEREAS, National and Fairchild recognize that the prices for assembly and test services to be provided by Fairchild to National as set forth herein are determined based on the collateral transactions and ongoing relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter between National and Fairchild of even date herewith (the "Revenue Side Letter") and the other Operating Agreements (as defined in Paragraph 9.1); and


    WHEREAS, the execution and delivery of this Agreement is a condition precedent to the closing of the transactions contemplated by the Purchase Agreement.

    NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual movements and obligations hereinafter set forth, the Parties hereto, intending to be legally bound hereby, do agree as follows:


1.0  DEFINITIONS

     1.1 "Best Efforts" shall require that the obligated Party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any material expenditure of funds or the incurrence of any material liability on the part of the obligated Party, which expenditure or liability is unreasonable in light of the related objective, nor does it require that the obligated Party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated Party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

     1.2 "Confidential Information" shall have the meaning set forth in Paragraph 16.1 below.

     1.3 "Devices" shall mean National integrated circuits to be assembled and/or tested by Fairchild hereunder.

     1.4 "Die" shall mean the silicon die material, consigned by National to Fairchild in wafer form, from which Devices are assembled.

     1.5    "Effective Date" shall mean the date first set forth above.

     1.6 "Facilities" shall mean the existing assembly facilities located at Penang, Malaysia and Cebu, the Philippines, transferred to Fairchild from National pursuant to the Purchase Agreement.

     1.7 "Fairchild Assured Capacity" shall mean the capacity of assembly and/or test services that Fairchild agrees to supply National pursuant to Section 7 below.

     1.8 "Fairchild" shall mean Fairchild Semiconductor Corporation and its Subsidiaries.

     1.9 "Mix" shall mean the allocation within a forecast by package type and pin count.

     1.10 "National" shall mean National Semiconductor Corporation and its Subsidiaries.

     1.11 "Specifications" shall mean National drawings, criteria and other documented specifications in effect as of the Effective Date, including, but not limited to, build procedures, buy-off criteria, quality and reliability parameters, material specifications, marking specifications, test settings, program specifications, load board schematics, facilities and environmental SOP's, handling requirements, lot and/or die traceability and processes for manufacturing Devices.

     1.12 "Subsidiary" shall mean any corporation, partnership, joint venture or similar entity more than fifty percent (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.

     1.13 "Technology Licensing and Transfer Agreement" shall mean the agreement of even date herewith between the Parties under which National is licensing and transferring certain intellectual property rights to Fairchild.


2.0  INTELLECTUAL PROPERTY

     2.1 The provisions of the Technology Licensing and Transfer Agreement will govern all issues related to the respective intellectual property rights of the Parties hereunder, to include but not be limited to, use rights, ownership rights and indemnification obligations.

     2.2 All assembly and test services shall take place at the Facilities. Fairchild shall not transfer any National-owned intellectual property or other National technical information outside of the Facilities or to any other site, other than as may be permitted under the Technology Licensing and Transfer Agreement.


3.0  SHIPPING AND BUILD ORDER REQUIREMENTS

     3.1 Fairchild shall provide backgrind, assembly and test services hereunder in accordance with the Specifications. Such services shall be performed at those Facilities at which they have historically been performed.

     3.2 National will, at "No Charge", deliver and consign to Fairchild at the Facilities its electrically probed wafers or wafers requiring wafer probe. Any reject die on said wafers shall be ink marked or identified by National in a manner acceptable for use with Fairchild's pattern recognition equipment. Wafers and other materials shall be packed in accordance with the Specifications.

     3.3 Fairchild shall be responsible for forecasting and ordering lead frames, bonding wire, molding compound and other raw materials required for assembly in sufficient quantities and with sufficient lead times to meet its obligations under the Fairchild Assured Capacity. Fairchild shall also be responsible for maintenance and replacement costs associated with manufacturing tools and equipment (e.g., mold die, trim and form die, lead frame tooling), except for lead frame tooling which is currently owned by and used exclusively for National.

     3.4 National shall supply an appropriate bonding diagram and test program (if applicable) for each Device to be assembled per the Specifications.

     3.5 Fairchild hereby agrees to verify the Die count and advise National of any variance greater than one percent (1%).

     3.6 National will provide Fairchild with a "Lot Traveler" in a format identical to that in effect on the Effective Date and outlined in Exhibit A hereto for the first six (6) months after the Effective Date. After that period of time, Fairchild may utilize its own Traveler, provided its form has previously been approved in writing by National, which approval shall not be unreasonably withheld.

     3.7 Fairchild shall provide National with the following manufacturing data in a format and pursuant to criteria and procedures agreed to by the parties, on a monthly basis:

            (a) WIP from sealing through final assembly, including finished goods;

            (b) Test yield and wafer sort yield results (if applicable);

            (c) Shipping activity (description, quantity, ship date);

            (d) Acknowledgment of National Die shipments as well as such other information which National may reasonably request from time to time; and

            (e)     Cycle time (if requested by National).

     3.8 Fairchild shall deliver completed lots to National, packaged in accordance with the Specifications, with the assembly run card enclosed for each assembly lot (kit). Future traceability for a lot
(kit) shall be based solely on the run card and shall be the responsibility of National. The assembly run card shall show the yield for each yield point in the assembly process. By mutual agreement of the Parties, traceability may instead be software based, so long as such records are accessible to both Parties.


4.0  PACKAGE/PROCESS CHANGES NOTIFICATION

     4.1 If Fairchild proposes to make any change affecting the assembly processes, materials and/or suppliers, to include, but not be limited to, lead frame design, lead frame material, die attach material, wire bond material, molding compound, lead plating process or plating material, test programs or assembly procedures affecting the Devices, Fairchild will notify National of the intended change in accordance with Fairchild's change procedures then in effect. If the proposed change is unacceptable to National, National and Fairchild shall work together in efforts to resolve the problem. If during the first thirty- nine (39) fiscal periods of this Agreement the Parties are unable to resolve the problem, Fairchild shall not make the proposed change. After the first 39 fiscal periods of this Agreement, if the Parties are unable to resolve the problem, Fairchild shall have the right to make such change upon the provision of ninety (90) days prior written notice to National. Notwithstanding the foregoing, however, Fairchild shall in no event manufacture Devices other than in strict accordance with the Specifications, or any amendments thereto, without the prior written consent of National.

     4.2 National shall provide at least fifteen (15) days prior written notice to Fairchild of any proposed change in Die design, layout modification, fabrication process, test programs or other changes which may impact upon Fairchild's processing, handling or assembly of Devices. Fairchild shall not be responsible for any assembly or test loss incurred as a result of National's failure to provide timely notification of such change.

     4.3 National reserves the right to make changes to the Specifications that reflect improvements, developments or other technically desired changes in the Devices. National shall notify Fairchild of such requested change orders and Fairchild shall respond within thirty (30) working days regarding the feasibility, schedule and anticipated costs of implementing such change orders. Once the Parties have agreed in writing to the engineering changes, schedule and prices thereof, Fairchild shall promptly take all measures required to incorporate such change orders into the Devices. Fairchild shall have the right to renegotiate the price and/or its capacity commitments hereunder if such changes will have an adverse effect on Fairchild's assembly or test capacity.


 5.0 DEVICE ACCEPTANCE/QUALIFICATION/RAMP UP

     5.1 Should Fairchild agree to add new package types requested by National, Fairchild shall utilize its Best Efforts to complete qualification assembly of new package types as soon as possible, including qualification lots. National shall reimburse Fairchild for the full costs of equipment, tooling and one time start up costs required to manufacture new packages that Fairchild will exclusively use for National, otherwise such costs will be shared.

     5.2 National shall be responsible for specifying and performing any qualification testing deemed necessary.

     5.3 Fairchild reserves the right to refuse assembly of any new Devices which violate Fairchild internal design or processing requirements that are introduced after the Effective Date.

     5.4 Fairchild shall provide National with a preliminary ramp-up schedule, which may be subject to subsequent reduction by Fairchild in the event unforeseen problems are encountered by Fairchild with yields, process, capacity support, quality/reliability or other product or process features. Fairchild shall immediately notify
National in writing of the necessity of any such reductions.


6.0  INSPECTION, ACCEPTANCE AND WARRANTY

     6.1 For those Devices not tested by Fairchild, National shall conduct incoming acceptance tests within ten (10) days after delivery at its test facility. Upon completion of such tests, National shall promptly report any shortage, damage or defective Devices in any shipment. In the case of defective Devices found by National to exceed applicable AQL and/or PPM Limits in effect as of the Effective Date, or as subsequently agreed in writing by the Parties, National shall promptly ship samples of defective Devices to Fairchild for verification. If such testing demonstrates that the shipment failed to meet the relevant Specifications due to Fairchild workmanship or materials, National may at its option either:

            (a) deduct the defective Devices' purchase price from Fairchild's invoice, in which event National shall, if requested by Fairchild, return to Fairchild the damaged or defective Devices at Fairchild's risk and expense,

            (b) return the damaged or defective Devices to Fairchild, at Fairchild's risk and expense, for credit, or

            (c) scrap the defective Devices at Fairchild's request for credit.



     6.2 Fairchild warrants that the services provided to National hereunder shall conform to all applicable Specifications for assembly and/or test and shall be free from defects in material and Fairchild's workmanship. Such warranty, however, shall not apply to the design or operation of the National supplied Die incorporated in the Devices. This warranty is limited to a period of one (1) year from the date of delivery to National. If, during the one year period:

           (i) Fairchild is notified promptly upon discovery in writing by a detailed description of any such defect in any Device; and

          (ii) National receives a return material authorization number from Fairchild and returns such Device to the applicable Facility at National's expense for inspection; and

         (iii) Fairchild's examination reveals that the Device is indeed defective and does not meet the applicable Specification or is defective in materials or Fairchild's workmanship and such problems are not caused by accident, abuse, misuse, neglect, improper storage, handling, packaging or installation, repair, alteration or improper testing or use by someone other than Fairchild then, within a reasonable time, Fairchild shall credit National for such defective Device. Fairchild shall reimburse National for the transportation charges paid by National in returning such defective Devices to Fairchild. The performance of this warranty shall not act to extend the one (1) year warranty period for any Device(s) repaired or replaced beyond that period applicable to such Devices(s) as originally delivered.

     6.3 THE FOREGOING WARRANTY CONSTITUTES FAIRCHILD'S EX CLUSIVE LIABILITY, AND NATIONAL'S EXCLUSIVE REMEDY, FOR ANY BREACH OF WARRANTY. FAIRCHILD MAKES AND NATIONAL RECEIVES NO WARRANTIES OR CONDITIONS ON THE SERVICES PERFORMED HEREUNDER, EXPRESS, IMPLIED, STATUTORY OR OTHERWISE, AND FAIRCHILD SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


7.0  CAPACITY; VOLUME COMMITMENTS; PRODUCTION PLANNING

     7.1 All planning herein will be done under National's accounting calendar which currently divides its fiscal year into four (4) equal fiscal quarters, each of which consists of three (3) fiscal periods.
The first two (2) periods of each quarter are of four (4) weeks in duration and the third period is of (5) weeks duration.


     7.2 Two (2) weeks prior to the end of each National fiscal period, or as otherwise agreed by the Parties, National will provide to Fairchild a baseline quantity of assembly starts, set forth in terms of product family, package and pin count, for the next eight (8) fiscal periods (the "Capacity Request"). National's initial Capacity Request and Fairchild's Assured Capacity response formats are set forth herein at Exhibit B.

     7.3 Each fiscal period, National may make changes to the Capacity Request in accordance with the following table, provided that the maximum Capacity Request for each package and pin count module does not exceed National's share of each package and pin count module's installed equipment capacity. Any changes outside those permitted under the following table must be by mutual consent of the Parties.


 Fiscal Periods in
the Capacity Request                       Permitted Changes
                   Period 1                     Fixed
                   Period 2                     +/-10%
                   Period 3                     +/-20%
                   Period 4                     +/-40%
                   Period 5                     +/-40%
                   Period 6                     +/-40%
                   Period 7                     +/-40%
                   Period 8                     +/-40%

     7.4 National's share of a package and pin count module's installed equipment capacity will equal the previous Fairchild Assured Capacity for that module, plus that percentage of any excess capacity available in the package and pin count module equal to National's percentage of the currently utilized capacity in said module. Installed equipment capacity by package and pin count module is set forth herein at Exhibit C.

     7.5 One (1) work week after receipt of the Capacity Request, Fairchild shall provide National with a response to such Capacity Request, the "Fairchild Assured Capacity". The Fairchild Assured Capacity must guarantee the amount requested in National's latest Capacity Request, provided that any changes to National's latest Capacity Request are within the limits of Paragraph 7.3. Fairchild shall utilize its Best Efforts to comply with any requests by National for capacity above those which are permitted under Paragraph 7.3. In any case, Fairchild shall be obligated hereunder to provide National with the assembly starts guaranteed in the Fairchild Assured Capacity response. The initial Fairchild Assured Capacity response shall be the last response provided prior to the Effective Date. Set forth below are two examples of the foregoing:



            Example #1 The new Capacity Request is less than
                       the last Fairchild Assured Capacity
                       response.

                     Period      A   B   C   D   E   F   G   H
Last Capacity Request           100 100 100 100 100 100 100 100
Last Fairchild Assured Capacity 100 100 100 100 100 100 100 100
New Capacity Request            100  90  80  60  60  60  60  60
New Fairchild Assured Capacity  100  90  80  60  60  60  60  60


            Example #2 The new Capacity Request is greater
                       than the last Fairchild Assured
                       Capacity response.

                     Period      A   B   C   D   E   F   G   H
Last Capacity Request           100 100 100 100 100 100 100 100
Last Fairchild Assured Capacity 100 100 100 100 100 100 100 100
New Capacity Request            100 110 120 140 140 140 140
New Fairchild Assured Capacity  100 110 120 140 140 140 140 140

     7.6 The timetable for the rolling eight fiscal period Capacity Request, the Fairchild Assured Capacity response, purchase order release and detailed Device level assembly starts request for the next fiscal period are set forth in Exhibit D hereto.


8.0  PURCHASE ORDERS

     8.1 All purchases and sales between Fairchild and National shall be initiated by National's issuance of written purchase orders sent by either first class mail or facsimile. By written agreement of the Parties, purchase orders may also be sent and acknowledged by electronic data exchange or other mutually satisfactory system. Such "blanket" purchase orders shall be issued once per fiscal quarter for assembly starts three (3) fiscal periods in the future. They shall state the product family, package and pin count, and shipping and invoicing instructions. Fairchild shall accept purchase orders through a written or electronic acknowledgment. Within a reasonable time after receipt of National's detailed Device level assembly starts request for the next fiscal period, Fairchild shall provide National with a Device delivery schedule either on a weekly basis as assembly is started or for the assembly starts for the entire fiscal period, as the Parties may agree in writing. The purchase orders may utilize the first three (3) fiscal periods forecast in the eight period rolling forecast supplied pursuant to Section 7, as the embodiment of the purchase order for specifying the assembly starts by package and pin count.

     8.2 In the event of any conflict between the terms and conditions of this Agreement and either Party's purchase order, acknowledgment, or similar forms, priority shall be determined as follows:

            (a) typewritten or handwritten terms on the face of a written purchase order, acknowledgment or similar document or in the main body of an electronic equivalent which have been specifically accepted in writing by the other Party's Program Manager;

            (b)  the terms of this Agreement;

            (c) preprinted terms incorporated in the purchase order, acknowledgment or similar document.

     8.3 Consistent with standard practices of issuing specific Device level details of part numbers to be assembled on a weekly or periodic basis, National may unilaterally change the part number to be manufactured, provided that Fairchild agrees that the change does not negatively impact Fairchild's loadings and provided further that there is no change in the package and pin count to be used. A change that will negatively impact loading or alter the package and pin count may only be directed upon Fairchild's written agreement, which shall utilize its Best Efforts to comply with such requested change. The specific part number detail shall be submitted by first class mail or facsimile. By written agreement of the Parties, specific part number detail may also be sent by electronic data exchange, or other mutually satisfactory system.

     8.4 National shall request delivery dates which are consistent with Fairchild's reasonable lead times for each Device as indicated at the time National's purchase order is placed. Notwithstanding the foregoing, Fairchild shall utilize its Best Efforts to accommodate requests by National for quick turnarounds or "hot lots", which includes prototype lots. Hot lot cycle times shall be a 50% reduction of standard cycle time with a $2000.00 lot charge.

     8.5 Fairchild may manufacture lots of any size which satisfy the requirements of effective manufacturing. However, National must place order for full flow and prototype products in minimum lot sizes of three thousand (3,000) Devices.


 9.0 PRICING AND PAYMENT

     9.1 The Parties hereby acknowledge that, as part of the collateral transactions contemplated under the Purchase Agreement and ongoing relationship between the Parties, they have entered into the Revenue Side Letter under which National agrees to provide a minimum revenue of Three Hundred Thirty Million Dollars ($330,000,000.00) to Fairchild during the first thirty-nine (39) fiscal periods after the Effective Date. National shall discharge its obligations under the Revenue Side Letter by purchasing goods and services under this Agreement, a corresponding Fairchild Foundry Services Agreement, and a Mil/Aero Wafer and Services Agreement of even date herewith (collectively the "Operating Agreements"). Set forth herein at Exhibit G is the forecasted volume of assembly services that National will purchase from Fairchild during the aforementioned thirty-nine fiscal periods (the "Forecast Volumes"). The Forecast Volumes are for pricing purposes under this Section 9 only and may vary in magnitude and mix in practice, whereupon the prices applicable to the revised magnitude and mix may also vary. The Forecast Volumes will be reviewed and updated by the Parties every fiscal period and shall be consistent with the principles of manufacturing set forth in Exhibit H.

     9.2 Set forth in Exhibit G hereto are the prices which National shall pay to Fairchild for backgrind, standard assembly and test services hereunder during the first six (6) fiscal periods of this Agreement. The prices in Exhibit G for fiscal periods 7 through 39 are for information purposes only and are based on the Parties' best estimate of forecast volumes and projected costs.

     9.3 The prices which National shall pay to Fairchild for background, standard assembly and test services hereunder after the first six (6) fiscal periods of this Agreement are set forth herein as Exhibit K. The pricing methodology to be followed hereafter will depend on the Facility at which the services will be provided.

     9.4 For purposes of Exhibit K, National, or any "Big 6" accounting firm designated by National, shall have reasonable rights to audit not more than twice each fiscal year the books and records of Fairchild relevant to the pricing terms of this Agreement in order to come to agreement with Fairchild with regard to Fairchild's actual manufacturing costs.

     9.5 Prices are quoted and shall be paid in U.S. Dollars. Such prices are on an FOB ship point basis. Payment terms are net thirty
(30) from date of invoice. Miscellaneous services may be invoiced separately.

     9.6 National shall pay, in addition to the prices quoted or invoiced, the amount of any freight, insurance, special handling and duties. National shall also pay all sales, use, excise or other similar tax applicable to the sale of goods or provision of services covered by this Agreement, or National shall supply Fairchild with an appropriate tax exemption certificate.

     9.7 Quoted prices are based on the use of standard Fairchild processes and on the assumption that National's product is readily accommodated by Fairchild's assembly/handling equipment and processes. Any changes that must be made thereto shall result in additional charges to National that are mutually agreed to by the Parties.

     9.8 Unless otherwise noted, quoted prices for assembly shall include packing, marking and testing in accordance with the Specifications for Devices that are in production as of the Effective Date. For new Devices added after the Effective Date, pricing will reflect specifications and any special requirements for the Devices such as multi-insertion testing.

     9.9 Should yields below historical levels be directly attributable to Die, materials, processes or documentation provided by National, then National shall be charged for the full price of Devices begun in assembly, including handling, incurred by Fairchild in processing such units.

     9.10 Should National terminate any order prior to process completion, National shall be charged a prorated portion of the full price of such Device subject to a negotiated adjustment, based on the process termination point, including handling incurred by Fairchild in processing the total quantity started in assembly.

     9.11   Fairchild may invoice National for complete or partial lots
(kits).

     9.12 National shall in no event be required to pay prices in excess of those charged by Fairchild for other third party customers, for substantially similar services sold on substantially similar terms (e.g., volume, payment terms, manufacturing criteria, contractual commitments vs. spot buys, etc.). In the event Fairchild desires to perform such services for other third party customers at such lower prices, Fairchild shall immediately notify National and National shall begin receiving the benefit of such lower price at the same time as such other third party customer. This Paragraph 9.12 shall not apply to the prices to be paid by National hereunder for the first twelve (12) fiscal periods of this Agreement, or if National fails to honor its fixed commitments under Section 7 and to the extent that such sales by Fairchild to third party customers are only made in an attempt to make up for any underutilization of capacity thereby caused by National.

     9.13 For assembly and test services not reflected in Exhibit G, terms shall be on an individual purchase order basis at prices to be negotiated by the Parties using a methodology based on that set forth in Exhibit K.


10.0 DELIVERY; RESCHEDULING AND CANCELLATION

     10.1 Fairchild shall make reasonable and diligent efforts to deliver assembled and/or tested Devices on the delivery dates published to National. Any shipment made within +/- 3 days of the shipment date(s) published to National shall constitute timely shipment,

     10.2 All Devices delivered pursuant to the terms of this Agreement shall be suitably packed for shipment in National's specified containers, marked for shipment to National's address set forth in the applicable purchase order and delivered to a carrier or
forwarding agent chosen by National.   Fairchild shall not be
responsible for delays in shipment resulting from National's failure to supply Fairchild with an adequate supply of National's specified containers. Should National fail to designate a carrier, forwarding agent or type of conveyance, Fairchild shall make such designation in conformance with its standard shipping practices. Shipment will be F.O.B. shipping point, at which time risk of loss and title shall pass to National. Shipments will be subject to incoming inspection as set forth in Paragraph 6.1 above.


     10.3 National may, with Fairchild's prior written consent, reschedule delivery of any order of assembled and/or tested Devices once each fiscal period.

     10.4 Subject to the provisions of Section 7 hereof, National may cancel any purchase order at least two (2) weeks prior to the commencement of work by Fairchild without charge, provided that National reimburses Fairchild for the cost of any unique raw materials purchased after such purchase order has been placed, and provided further that Fairchild had provided National with a listing of materials it considers unique.

     10.5 As of 12:01 A.M. on the Effective Date, National will consign to Fairchild all Devices located at the Facilities upon which National had previously commenced services but which have not yet been completed, which Devices are termed work in process in the Purchase Agreement and which are not purchased by Fairchild thereunder. Unless expressly directed in writing by National otherwise, Fairchild shall commence performing services hereunder to bring such Devices to a normal state of completion. National shall pay Fairchild for the accumulated additional processing costs, plus a twenty-five percent (25%) mark up, for the additional servicing taking place after the Effective Date. The provisions of Sections 6 and 11 hereof shall specifically apply to all such Devices.


 11.0       QUALITY AND YIELD PROGRAMS

     11.1 Fairchild shall maintain continuous cost, quality and yield enhancement programs throughout the term of this Agreement.

     11.2 Fairchild shall support National quality programs and shall supply to National reports and/or manufacturing data in standard
Fairchild format that are in effect and which are required as of the Effective Date.

     11.3 Fairchild hereby warrants that the Facilities currently are, and will remain throughout the term of this Agreement, ISO9000 certified.


12.0 ON-SITE INSPECTION AND INFORMATION

     12.1 Fairchild shall allow National and/or National's customers to visit and evaluate the Facilities during normal business hours as part of established source inspection programs, it being understood and agreed between National and Fairchild that National must obtain the concurrence of Fairchild for the scheduling of all such visits, which such concurrence shall not be unreasonably withheld. It is anticipated that these visits will not occur more than once per quarter on average.

     12.2 Upon National's written request, Fairchild will provide National with process control information, to include but not be limited to: SPC, yield and other detailed assembly and test quality and reliability data and associated analyses required to support National and National's customers quality and reliability programs. Except for exigent circumstances, such requests shall not be made more than twice per year for a given category of information.

     12.3 Upon National's request and Fairchild's agreement, which shall not be unreasonably withheld, Fairchild shall provide National engineers with access to the Facilities to the extent necessary to perform yield improvement and product management updates relevant to this Agreement. National's engineers will comply with all applicable Fairchild regulations in force at the Facilities and National hereby agrees to hold Fairchild harmless for any damages or liability caused by any such National engineer which are attributable to: (i) the negligence or willful malfeasance of such engineer and (ii) any failure to comply with Fairchild's regulations in force at the Facilities or with applicable law.


13.0 REPORTS AND COMMUNICATIONS

     13.1 Each Party hereby appoints a Program Manager whose responsibilities shall include acting as a focal point for the technical and commercial discussions between them related to the subject matter of this Agreement, to include monitoring within his or her respective company the distribution of Confidential Information received from the other Party and assisting in the prevention of the unauthorized disclosure of Confidential Information within the company and to third parties. The Program Managers shall also be responsible for maintaining pertinent records arranging such conferences, visits, reports and other conditions as are necessary to fulfill the terms and conditions of this Agreement. The names, addresses and telephone numbers of the Program Managers will be communicated between the Parties from time to time.


14.0 EXPORT CONTROL

     14.1 The Parties acknowledge that each must comply with all rules and laws of the United States government relating to restrictions on export. Each Party agrees to use its Best Efforts to obtain any export licenses, letters of assurance or other documents necessary with respect to this Agreement.

     14.2 Each Party agrees to comply fully with United States export laws and regulations, assuring the other Party that, unless prior authorization is obtained from the competent United States government agency, the receiving Party does not intend and shall not knowingly export or re-export, directly or indirectly, any wafers, Die, Devices, technology or technical information received hereunder, that would be in contravention of any laws and regulations published by any United States government agency.


 15.0       TERM AND TERMINATION

     15.1 The term of this Agreement shall be thirty-nine (39) fiscal periods from the Effective Date; provided, however, that the Parties shall not less than eight (8) fiscal periods prior to the end of such thirty-ninth (39th) fiscal period determine in good faith a ramp-down schedule of production under this Agreement so as to minimize disruption to both Parties at the termination of this Agreement. If the Parties are unable to agree on the terms governing a ramp-down, National shall be allowed to reduce its purchase commitment by not more than twenty percent (20%) per fiscal quarter after the initial thirty-nine (39) fiscal period term of this Agreement. National will provide Fairchild with not less than ninety (90) days prior written notice of any such reduction.

     15.2 This Agreement may be terminated, in whole or in part, by one Party sending a written notice to the other Party of the termination of this Agreement, which notice specifies the reason for the termination, upon the happening of any one or more of the following events:

            (a) the other Party is the subject of a petition filed in a bankruptcy court of competent jurisdiction, whether voluntary or involuntary, which petition in the event of an involuntary petition is not dismissed within sixty (60) days; if a receiver or trustee is appointed for all or a substantial portion of the assets of the other Party; or if the other Party makes an assignment for the benefit of its creditors; or

            (b) the other Party fails to perform substantially any material covenant or obligation, or breaches any material representation or warranty provided for herein; provided, however, that no right of termination shall arise hereunder until sixty (60) days after receipt of written notice by the Party who has failed to perform from the other Party, specifying the failure of performance, and said failure having not been remedied or cured during said sixty (60) day period.

     15.3 Upon termination of this Agreement, all rights granted hereunder shall immediately terminate and each Party shall return to the other Party any property belonging to the other Party which is in its possession, except that Fairchild may continue to retain and use any rights or property belonging to National solely for the period necessary for it to finish manufacturing the currently forecasted Fairchild Assured Capacity and/or complete any production rampdown activity. Nothing in this Section 15 is intended to relieve either Party of any liability for any payment or other obligation existing at the time of termination.

     15.4   The provisions of Section 2, 14, 16 and Paragraphs 6.2, 6.3,
17.5 and 17.8 shall survive the termination of this Agreement for any reason.


16.0 CONFIDENTIALITY

     16.1 For purposes of this Agreement, "Confidential Information" shall mean all proprietary information, including National and/or Fairchild trade secrets relating to the subject matter of this Agreement disclosed by one of the Parties to the other Party in written and/or graphic form and originally designated in writing by the disclosing Party as Confidential Information or by words of similar import, or, if disclosed orally, summarized and confirmed in writing by the disclosing Party within thirty (30) days after said oral disclosure, that the orally disclosed information is Confidential Information.

     16.2 Except as may otherwise be provided in the Technology Licensing and Transfer Agreement, each Party agrees that it will not use in any way for its own account, or for the account of any third party, nor disclose to any third party except pursuant to this Agreement, any Confidential Information revealed to it by the other Party. Each Party shall take every reasonable precaution to protect the confidentiality of said information. Each Party shall use the same standard of care in protecting the Confidential Information of the other Party as it normally uses in protecting its own trade secrets and proprietary information.

     16.3 Notwithstanding any other provision of this Agreement, no information received by a Party hereunder shall be Confidential
Information if said information is or becomes:

            (a) published or otherwise made available to the public other than by a breach of this Agreement;

            (b) furnished to a Party by a third party without restriction on its dissemination;

            (c) approved for release in writing by the Party designating said information as Confidential Information;

            (d) known to, or independently developed by, the Party receiving Confidential Information hereunder without reference to or use of said Confidential Information; or

            (e) disclosed to a third party by the Party transferring said information hereunder without restricting its subsequent disclosure and use by said third party.

     16.4 In the event that either Party either determines on the advice of its counsel that it is required to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process.


17.0 GENERAL

     17.1 AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

     17.2 FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials or utilities (provided that such unavailability is not caused by the actions or inactions of the Party claiming force majeure), or the intervention of any government authority, providing that the Party failing in or delaying its performance immediately notifies the other Party of its inability to perform and states the reason for such inability.

     17.3 ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in acquisition financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

     17.4 COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

     17.5 CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties hereto, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

     17.6 WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement such failure shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce such provision or right or any other provision or right. Should either of the Parties waive any provision or right under this Agreement, such waiver shall not be construed as constituting a waiver of any other provision or right.

     17.7 SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

     17.8 LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OR WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NONPERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

     17.9 EFFECT OF HEADINGS: The headings and subheadings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

     17.10 INTEGRATION: The agreement of the Parties, which is composed of this Agreement and the Exhibits hereto and the documents referred to herein, constitutes the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof.

     17.11 PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.

     17.12 NO PARTNERSHIP OR AGENCY CREATED: Nothing contained herein or done pursuant to this Agreement shall constitute the Parties as entering upon a joint venture or partnership, or shall constitute either Party the agent for the other Party for any purpose or in any sense whatsoever.

     17.13 BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and assigns.

     17.14 NOTICES: All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted if transmitted by telecopy, electronic or digital transmission method; the day after it is sent, if sent for next day delivery to a domestic address by a recognized overnight delivery service (e.g., Federal Express); and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

            National:   National Semiconductor Corporation
                        2900 Semiconductor Drive
                        P.O. Box 58090
                        M/S 16-135
                        Santa Clara, CA  95052-8090
                        Attn:  General Counsel
                        FAX:  (408) 733-0293

            Fairchild:  Fairchild Semiconductor Corporation
                        MS01-00 (General Counsel)
                        333 Western Avenue
                        South Portland, ME  04106
                        FAX:  (207) 761-6020

            or to such other place as such Party may designate as to itself by written notice to the other Party.

    IN WITNESS WHEREOF, the Parties have had this Agreement executed by their respective duty authorized officers on the day and date first written above. The persons signing warrant that they are duly authorized to sign for and on behalf of the respective Parties.


NATIONAL SEMICONDUCTOR CORPORATION



By:   /s/ JOHN M. CLARK III
Title: Senior Vice President


FAIRCHILD SEMICONDUCTOR CORPORATION



By:   /s/ JOSEPH R. MARTIN
Title: Executive Vice President & CFO




                                       EXHIBIT 10.5

                  NATIONAL ASSEMBLY SERVICES AGREEMENT


    THIS NATIONAL ASSEMBLY SERVICES AGREEMENT ("Agreement") is dated and made effective this 11th day of March, 1997 (the "Effective Date") by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95052-8090 ("National") and FAIRCHILD SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 333 Western Avenue, South Portland, Maine 04106 ("Fairchild"). National and/or Fairchild may be referred to herein as a "Party" or the "Parties" as the case may require.

                          W I T N E S S E T H:

    WHEREAS, the Parties have entered into a certain Asset Purchase Agreement (hereinafter referred to as the "Purchase Agreement") under which Fairchild is acquiring certain of the assets of National's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil/Aero Logic Products) (the "Business"); and

    WHEREAS, National owns and/or leases and operates assembly facilities in Malacca, Malaysia and Singapore (the "Facilities"); and

    WHEREAS, Fairchild has been having assembly, test and other back-end services performed at the Facilities by National; and

    WHEREAS, National and Fairchild desire to enter into an agreement under which National will continue to provide certain services to Fairchild following the closing of the transactions contemplated by the Purchase Agreement; and

    WHEREAS, National and Fairchild recognize that the prices for assembly and test services to be provided by National to Fairchild as set forth herein are determined based on the collateral transactions and ongoing relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter between National and Fairchild of even date herewith (the "Revenue Side Letter") and the other Operating Agreements (as defined in Paragraph 8.2); and

    WHEREAS, the execution and delivery of this Agreement is a condition precedent to the closing of the transactions contemplated by Purchase Agreement.


    NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the Parties hereto, intending to be legally bound hereby, do agree as follows:


1.0  DEFINITIONS

     1.1 "Best Efforts" shall require that the obligated Party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any material expenditure of funds or the incurrence of any material liability on the part of the obligated Party, which expenditure or liability is unreasonable in light of the related objective, nor does it require that the obligated Party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated Party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

     1.2 "Confidential Information" shall have the meaning set forth in Paragraph 15.1 below.

     1.3 "Devices" shall mean Fairchild integrated circuits to be assembled and/or tested by National hereunder.

     1.4 "Die" shall mean the silicon die material, consigned by Fairchild to National in wafer form, from which Devices are assembled.

     1.5   "Effective Date" shall mean the date first set forth above.

     1.6 "Facilities" shall mean the existing assembly facilities located at Malacca, Malaysia and Singapore owned and/or leased and operated by National.

     1.7 "Fairchild" shall mean Fairchild Semiconductor Corporation and its Subsidiaries.

     1.8 "Mix" shall mean the allocation within a forecast by package type and pin count.

     1.9 "National" shall mean National Semiconductor Corporation and its Subsidiaries.

     1.10 "National Assured Capacity" shall mean the capacity of assembly and/or test services that National agrees to supply Fairchild pursuant to Section 6 below.

     1.11 "Specifications" shall mean Fairchild drawings, criteria and other documented specifications in effect as of the Effective Date, including, but not limited to, build procedures, buy-off criteria, quality and reliability parameters, material specifications, marking specifications, test settings, program specifications, load board schematics, facilities and environmental SOP's, handling requirements, lot and/or die traceability and processes for manufacturing Devices.

     1.12 "Subsidiary" shall mean any corporation, partnership, joint venture or similar entity more than fifty percent (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.


2.0  SHIPPING AND BUILD ORDER REQUIREMENTS

     2.1 National shall provide assembly and test services hereunder in accordance with the Specifications. Such services shall be performed at those Facilities at which they have historically been performed.

     2.2 Fairchild will, at "No Charge", deliver and consign to National at the Facilities its electrically probed wafers or wafers requiring wafer probe. If supplied in wafer form, any reject die on said wafers shall be ink marked or identified by Fairchild in a manner acceptable for use with National's pattern recognition equipment. Wafers and other materials shall be packed in accordance with the Specifications.

     2.3 National shall be responsible for forecasting and ordering lead frames, bonding wire, molding compound and other raw materials required for assembly in sufficient quantities and with sufficient lead times to meet its obligations under the National Assured Capacity. National shall also be responsible for maintenance and replacement costs associated with manufacturing tools and equipment (e.g., mold die, trim and form die, lead frame tooling), except for lead frame tooling which is owned by and used exclusively for Fairchild.

     2.4 Fairchild shall supply an appropriate bonding diagram and test program (if applicable) for each Device to be assembled per the Specifications.

     2.5 National hereby agrees to verify the Die count and advise Fairchild of any variance greater than one percent (1%).

     2.6 Fairchild will provide National with a "Lot Traveler" in a format identical to that in effect on the Effective Date and outlined in Exhibit A hereto for the first six (6) months after the Effective Date. After that period of time, National may utilize its own Traveler, provided its form has previously been approved in writing by Fairchild, which approval shall not be unreasonably withheld.

     2.7 National shall provide Fairchild with the following manufacturing data, in a format and pursuant to criteria and procedures agreed to by the Parties, on a monthly basis:

           (a) WIP from sealing through final assembly, including finished goods;

           (b)  Test yield and wafer sort yield results (if applicable);

           (c)  Shipping activity (description, quantity, ship date);

           (d) Acknowledgment of Fairchild Die shipments as well as such other information which Fairchild may reasonably request from time to time; and

           (e)  Cycle time (if requested by Fairchild).

     2.8 National shall deliver completed lots to Fairchild, packaged in accordance with the Specifications, with the assembly run card enclosed for each assembly lot (kit). Future traceability for a lot
(kit) shall be based solely on the run card and shall be the responsibility of Fairchild. The assembly run card shall show the yield for each yield point in the assembly process. By mutual agreement of the Parties, traceability may instead be software based, so long as such records are accessible to both Parties.

     2.9 All assembly and test services shall take place at the Facilities. National shall not perform assembly or test services or transfer any Fairchild owned intellectual property or other Fairchild technical information outside of the Facilities or to any other site, unless mutually agreed upon by both Parties.


3.0  PACKAGE/PROCESS CHANGES NOTIFICATION

     3.1 If National proposes to make any change affecting the assembly processes, materials and/or suppliers, to include, but not be limited to, lead frame design, lead frame material, die attach material, wire bond material, molding compound, lead plating process or plating material, test programs or assembly procedures affecting the Devices, National will notify Fairchild of the intended change in accordance with National's change procedures then in effect. If the proposed change is unacceptable to Fairchild, Fairchild and National shall work together in efforts to resolve the problem. If during the first thirty-nine (39) fiscal periods of this Agreement the Parties are unable to resolve the problem, National shall not make the proposed change. After the first 39 fiscal periods of this Agreement, if the Parties are unable to resolve the problem, National shall have the right to make such change upon the provision of ninety (90) days prior written notice to Fairchild. Notwithstanding the foregoing, however, National shall in no event manufacture Devices other than in strict accordance with the Specifications, or any amendments thereto, without the prior written consent of Fairchild.

     3.2 Fairchild shall provide at least fifteen (15) days prior written notice to National of any proposed change in Die design, layout modification, fabrication process, test programs or other changes which may impact upon National's processing, handling or assembly of Devices. National shall not be responsible for any assembly or test loss incurred as a result of Fairchild's failure to provide timely notification of such change.

     3.3 Fairchild reserves the right to make changes to the Specifications that reflect improvements, developments or other technically desired changes in the Devices. Fairchild shall notify National of such requested change orders and National shall respond within thirty (30) working days regarding the feasibility, schedule and anticipated costs of implementing such change orders. Once the parties have agreed in writing to the engineering changes, schedule and prices thereof, National shall promptly take all measures required to incorporate such change orders into the Devices. National shall have the right to renegotiate the price and/or its capacity commitments hereunder if such changes will have an adverse effect on National's assembly or test capacity.


4.0  DEVICE ACCEPTANCE/QUALIFICATION/RAMP UP

     4.1 Should National agree to add new package types requested by Fairchild, National shall utilize its Best Efforts to complete qualification assembly of new package types as soon as possible, including qualification lots. Fairchild shall reimburse National for the full costs of equipment, tooling and one time start up costs required to manufacture new packages that National will use exclusively for Fairchild, otherwise such costs will be shared.

     4.2 Fairchild shall be responsible for specifying and performing any qualification testing deemed necessary.

     4.3 National reserves the right to refuse assembly of any new Devices which violate National internal design or processing requirements that are introduced after the Effective Date.

     4.4 National shall provide Fairchild with a preliminary ramp up schedule, which may be subject to subsequent reduction by National in the event unforeseen problems are encountered by National with yields, process, capacity support, quality/reliability or other product or process features. National shall immediately notify Fairchild in writing of the necessity of any such reductions.


 5.0 INSPECTION, ACCEPTANCE AND WARRANTY

     5.1 For those Devices not tested by National, Fairchild shall conduct incoming acceptance tests within ten (10) days after delivery at its test facility. Upon completion of such tests, Fairchild shall promptly report any shortage, damage or defective Devices in any shipment. In the case of defective Devices found by Fairchild to exceed applicable AQL and/or PPM Limits in effect as of the Effective Date, or as subsequently agreed to in writing by the Parties, Fairchild shall promptly ship samples of defective Devices to National for verification. If such testing demonstrates that the shipment failed to meet the relevant Specifications due to National workmanship and materials, Fairchild may at its option either:

           (a) deduct the defective Devices' purchase price from National's invoice, in which event Fairchild shall, if requested by National, return to National the damaged or defective Devices at National's risk and expense; or

           (b) return the damaged or defective Devices to National, at National's risk and expense, for credit; or

           (c) scrap the defective Devices at National's refff quest for credit.

     5.2 National warrants that the services provided to Fairchild hereunder shall conform to all applicable Specifications for assembly and/or test and shall be free from defects in material and National's workmanship. Such warranty, however, shall not apply to the design or operation of the Fairchild supplied Die incorporated in the Devices. This warranty is limited to a period of one (1) year from the date of delivery to Fairchild. If, during the one year period:

             (i) National is notified promptly in writing upon discovery of any such defect in any Device with a detailed description; and

             (ii) Fairchild receives a return material authorization number from National and returns such Device to the applicable Facility at Fairchild's expense for inspection; and

             (iii) National's examination reveals that the Device is indeed defective and does not meet the applicable Specification or is defective in materials or National's workmanship and such problems are not caused by accident, abuse, misuse, neglect, improper storage, handling, packaging or installation, repair, alteration or improper testing or use by someone other than National then, within a reasonable time, National shall credit Fairchild for such defective Device. National shall reimburse Fairchild for the transportation charges paid by Fairchild in returning such defective Devices to National. The performance of this warranty shall not act to extend the one (1) year warranty period for any Device(s) repaired or replaced beyond that period applicable to such Device(s) as originally delivered.

     5.3 THE FOREGOING WARRANTY CONSTITUTES NATIONAL'S EXCLUSIVE LIABILITY, AND FAIRCHILD'S EXCLUSIVE REMEDY, FOR ANY BREACH OF WARRANTY. NATIONAL MAKES AND FAIRCHILD RECEIVES NO WARRANTIES OR CONDITIONS ON THE SERVICES PERFORMED HEREUNDER, EXPRESS, IMPLIED, STATUTORY OR OTHERWISE, AND NATIONAL SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


6.0  CAPACITY; VOLUME COMMITMENTS; PRODUCTION PLANNING

     6.1 All planning herein will be done under National's accounting calendar which currently divides its fiscal year into four (4) equal fiscal quarters, each of which consists of three (3) fiscal periods. The first two (2) periods of each quarter are of four (4) weeks in duration and the third period is of (5) weeks duration.

     6.2 Two (2) weeks prior to the end of each National fiscal period, or as otherwise agreed by the Parties, Fairchild will provide to National a baseline quantity of assembly starts set forth in terms of product family, package and pin count, for the next eight (8) fiscal periods (the "Capacity Request"). Fairchild's initial Capacity Request and National's Assured Capacity response formats are set forth herein at Exhibit B.

     6.3 Each fiscal period, Fairchild may make changes to the Capacity Request in accordance with the following table, provided that the maximum Capacity Request for each package and pin count module does not exceed Fairchild's share of each package and pin count module's installed equipment capacity. Any changes outside those permitted under the following table must be by mutual consent of the Parties.

           Fiscal Periods in the
              Capacity Request         Permitted Changes
                  Period 1                  Fixed
                  Period 2                 +/-10%
                  Period 3                 +/-20%
                  Period 4                 +/-40%
                  Period 5                 +/-40%
                  Period 6                 +/-40%
                  Period 7                 +/-40%
                  Period 8                 +/-40%

     6.4 Fairchild's share of a package and pin count module's installed equipment capacity will equal the previous National Assured Capacity for that module, plus that percentage of any excess capacity available in the package and pin count module equal to Fairchild's percentage of the currently utilized capacity in said module. Installed equipment capacity by package and pin count module is set forth herein at Exhibit C.

     6.5 One (1) work week after receipt of the Capacity Request, National shall provide Fairchild with a response to such Capacity Request, the "National Assured Capacity". The National Assured Capacity must guarantee the amount requested in Fairchild's latest Capacity Request, provided that any changes to Fairchild's latest Capacity Request are within the limits of Paragraph 6.3. National shall utilize its Best Efforts to comply with any requests by Fairchild for capacity above those which are permitted under Paragraph 6.3. In any case, National shall be obligated hereunder to provide Fairchild with the assembly starts guaranteed in the National Assured Capacity response. The initial National Assured Capacity response shall be the last response provided prior to the Effective Date. Set forth below are two examples of the foregoing:

           Example #1 The new Capacity Request is less than the last National Assured Capacity response.

                   Period        A   B   C   D   E   F   G   H
Last Capacity Request           100 100 100 100 100 100 100 100
Last National Assured
  Capacity                      100 100 100 100 100 100 100 100
New Capacity Request            100  90  80  60  60  60  60  60
New National Assured
  Capacity                      100  90  80  60  60  60  60  60

Example #2             The new Capacity Request is greater than the last
National Assured Capacity response.

                   Period        A   B   C   D   E   F   G   H
Last Capacity Request           100 100 100 100 100 100 100 100
Last National Assured
  Capacity                      100 100 100 100 100 100 100 100
New Capacity Request            100 110 120 140 140 140 140 140
New National Assured
  Capacity                      100 110 120 140 140 140 140 140

     6.6 The timetable for the rolling eight fiscal period Capacity Request, the National Assured Capacity response, purchase order release and detailed Device level assembly starts request for the next fiscal period are set forth in Exhibit D hereto.


7.0  PURCHASE ORDERS

     7.1 All purchases and sales between National and Fairchild shall be initiated by Fairchild's issuance of written purchase orders sent by either first class mail or facsimile. By agreement of the Parties, purchase orders may also be sent and acknowledged by electronic data exchange or other mutually satisfactory system. Such "blanket" purchase orders shall be issued once per fiscal quarter for assembly starts three
(3) fiscal periods in the future. They shall state the product family, package and pin count, and shipping and invoicing instructions.
National shall accept purchase orders through a written or electronic acknowledgment. Upon receipt of Fairchild's detailed Device level assembly starts request for the next fiscal period, National shall provide Fairchild with a Product delivery schedule either on a weekly basis as assembly is started or for the assembly starts for the entire fiscal period, as the Parties may agree. The purchase orders may utilize the first three (3) fiscal periods forecast in the eight period rolling forecast supplied pursuant to Section 6, as the embodiment of the purchase order for specifying the assembly starts by package and pin count.

     7.2 In the event of any conflict between the terms and conditions of this Agreement and either Party's purchase order, acknowledgment, or similar forms, priority shall be determined as follows:

           (a) typewritten or handwritten terms on the face of a written purchase order, acknowledgment or similar document or in the main body of an electronic equivalent which have been specifically accepted in writing by the other Party's Program Manager;

           (b)  the terms of this Agreement;

           (c) preprinted terms incorporated in the purchase order, acknowledgment or similar document.

     7.3 Consistent with standard practices of issuing specific Device level details of part numbers to be assembled on a weekly or periodic basis, Fairchild may unilaterally change the part number to be manufactured, provided that National agrees that the change does not negatively impact National's loadings and provided further that there is no change in the package and pin count to be used. A change that will negatively impact loading or alter the package and pin count may only be directed upon National's written agreement, which shall utilize its Best Efforts to comply with such requested change. The specific part number detail shall be submitted by first class mail or facsimile. By written agreement of the Parties, specific part number detail may also be sent by electronic data exchange, or other mutually satisfactory system.

     7.4 Fairchild shall request delivery dates which are consistent with National's reasonable lead times for each Device as indicated at the time Fairchild's purchase order is placed. Notwithstanding the foregoing, National shall utilize its Best Efforts to accommodate requests by Fairchild for quick turnarounds or "hot lots", which includes prototype lots. Hot lot cycle times shall be a fifty percent (50%) reduction of standard cycle time with a $2,000 lot charge.

     7.5 National may manufacture lots of any size which satisfy the requirements of effective manufacturing. However, Fairchild must place orders for full flow and prototype Products in minimum lot sizes of three thousand (3,000) Devices.

8.0  PRICING AND PAYMENT

     8.1 Set forth herein at Exhibit F is the forecasted volume of assembly services that Fairchild will purchase from National during the initial thirty- nine (39) fiscal periods (the "Forecast Volumes"). The Forecast Volumes are for pricing purposes under this Section 8 only and may vary in magnitude and mix in practice, whereupon the prices applicable to the revised magnitude and mix may also vary.

     8.2 The Parties hereby acknowledge that the prices for assembly and test services to be provided by National to Fairchild as set forth herein are determined based on the collateral transactions and on-going relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter and corresponding Fairchild Foundry Services Agreement, Fairchild Assembly Services Agreement and Mil/Aero Wafer and Services Agreement, all of even date herewith between the Parties (collectively, the "Operating Agreements"). Set forth in Exhibit F hereto are the prices which Fairchild shall pay to National for standard assembly and test services hereunder during the first six
(6) fiscal periods of this Agreement. The prices in Exhibit F for fiscal periods 7 through 39 are for information purposes only and are based on the Parties' best estimate of forecast volumes and projected costs.

     8.3 The methodology under which prices which Fairchild shall pay to National for standard assembly and test services hereunder after the first six (6) fiscal periods of this Agreement is set forth herein at Exhibit K.

     8.4 For purposes of Exhibit K, Fairchild, or any "Big 6" accounting firm designated by Fairchild, shall have reasonable rights, not more than twice per fiscal year, to audit the books and records of National relevant to the pricing terms of this Agreement in order to come to agreement with National with regard to National's actual manufacturing costs.

     8.5 Prices are quoted and shall be paid in U.S. Dollars. Such prices are on an FOB ship point basis. Payment terms are net thirty
(30) from date of invoice. Miscellaneous services may be invoiced separately.

     8.6 Fairchild shall pay, in addition to the prices quoted or invoiced, the amount of any freight, insurance, special handling and duties. Fairchild shall also pay all sales, use, excise or other similar tax applicable to the sale of goods or provision of services covered by this Agreement, or Fairchild shall supply National with an appropriate tax exemption certificate.

     8.7 Quoted prices are based on the use of standard National processes and on the assumption that Fairchild's product is readily accommodated by National's assembly/handling equipment and processes. Any changes that must be made thereto shall result in additional charges to Fairchild that are mutually agreed to by the Parties.

     8.8 Unless otherwise noted, quoted prices for assembly shall include packing, marking and testing in accordance with the Specifications for Devices that are in production as of the Effective Date. For new Devices added after the Effective Date, pricing will reflect specifications and any special requirements for the Device, such as multi-insertion testing.

     8.9 Should yields below historical levels be directly attributable to Die, materials, processes or documentation provided by Fairchild, then Fairchild shall be charged for the full price of Devices begun in assembly, including handling, incurred by National in processing such units.

     8.10 Should Fairchild terminate any order prior to process completion, Fairchild shall be charged a prorated portion of the full price of such Device, subject to a negotiated adjustment, based on the process termination point, including handling incurred by National in processing the total quantity started in assembly.

     8.11  National may invoice Fairchild for complete or partial lots
(kits).

     8.12 Fairchild shall in no event be required to pay prices in excess of those charged by National for other third party customers, for substantially similar services sold on substantially similar terms (e.g., volume, payment terms, manufacturing criteria, contractual commitments vs. spot buys, etc.). In the event National desires to perform services for other third party customers at such lower prices, National shall immediately notify Fairchild and Fairchild shall begin receiving the benefit of such lower price at the same time as such other third party customer. This Paragraph 8.12 shall not apply to the prices to be paid by Fairchild hereunder for the first twelve (12) fiscal periods of this Agreement, or if Fairchild fails to honor its fixed commitments under Section 6 and to the extent that such sales by National to third party customers are only made in an attempt to make up for any underutilization of capacity thereby caused by Fairchild.


     8.13 For assembly and test services not reflected in Exhibit F, terms shall be on an individual purchase order basis at prices to be negotiated by the Parties using a methodology based on that set forth in Exhibit K.


9.0  DELIVERY; RESCHEDULING AND CANCELLATION

     9.1 National shall make reasonable and diligent efforts to deliver assembled and/or tested Devices on the delivery dates published to Fairchild. Any shipment made within +/- 3 days of the shipment date(s) published to Fairchild shall constitute timely shipment.

     9.2 All Devices delivered pursuant to the terms of this Agreement shall be suitably packed for shipment in Fairchild's specified containers, marked for shipment to Fairchild's address set forth in the applicable purchase order and delivered to a carrier or forwarding agent chosen by Fairchild. National shall not be responsible for delays in shipment resulting from Fairchild's failure to supply National with an adequate supply of Fairchild's specified containers. Should Fairchild fail to designate a carrier, forwarding agent or type of conveyance, National shall make such designation in conformance with its standard shipping practices. Shipment will be F.O.B. shipping point, at which time risk of loss and title shall pass to Fairchild. Shipments will be subject to incoming inspection as set forth in Paragraph 5.1 above.

     9.3 Fairchild may, with National's prior written consent, reschedule delivery of any order of assembled and/or tested Devices once each fiscal period.

     9.4 Subject to the provisions of Section 6 hereof, Fairchild may cancel any purchase order at least two (2) weeks prior to the commencement of work by National without charge, provided that Fairchild reimburses National for the cost of any unique raw materials purchased after such purchase order has been placed, and provided further that National had provided Fairchild with a listing of materials it considers unique.


10.0 QUALITY AND YIELD PROGRAMS

     10.1 National shall maintain continuous cost, quality and yield enhancement programs throughout the term of this Agreement.

     10.2 National shall support Fairchild quality programs and shall supply to Fairchild reports and/or manufacturing data in standard
National format that are in effect and which are required as of the Effective Date.

     10.3 National hereby warrants that the Facilities currently are, and will remain throughout the term of this Agreement, ISO9000 certified.


11.0 ON-SITE INSPECTION AND INFORMATION

     11.1 National shall allow Fairchild and/or Fairchild's customers to visit and evaluate the Facilities during normal business hours as part of established source inspection programs, it being understood and agreed between Fairchild and National that Fairchild must obtain the concurrence of National for the scheduling of all such visits, which such concurrence shall not be unreasonably withheld. It is anticipated that these visits will occur not more than once per quarter, on average.

     11.2 Upon Fairchild's written request, National will provide Fairchild with process control information, to include but not be limited to: SPC, yield and other detailed assembly and test quality and reliability data and associated analyses required to support Fairchild and Fairchild's customers' quality and reliability programs. Except for exigent circumstances, such requests shall not be made more than twice per year for a given category of information.

     11.3 Upon Fairchild's request and National's agreement which shall not be unreasonably withheld, National shall provide Fairchild engineers with access to the Facilities to the extent necessary to perform yield improvement and product management updates relevant to this Agreement. Fairchild's engineers will comply with all applicable National regulations in force at the Facilities and Fairchild hereby agrees to hold National harmless for any damages or liability caused by any such Fairchild engineer, which are attributable to:

                (i) the negligence or willful malfeasance of such engineer, and

             (ii) any failure to comply with National's regulations in force at the Facilities or with applicable law.


12.0 REPORTS AND COMMUNICATIONS

     12.1 Each Party hereby appoints a Program Manager whose responsibilities shall include acting as a focal point for the technical and commercial discussions between them related to the subject matter of this Agreement, to include monitoring within his or her respective company the distribution of Confidential Information received from the other Party and assisting in the prevention of the unauthorized disclosure of Confidential Information within the company and to third parties. The Program Managers shall also be responsible for maintaining pertinent records and arranging such conferences, visits, reports and other communications as are necessary to fulfill the terms and conditions of this Agreement. The names, addresses and telephone numbers of the Program Managers will be communicated between the Parties from time to time.


13.0 EXPORT CONTROL

     13.1 The Parties acknowledge that each must comply with all rules and laws of the United States government relating to restrictions on export. Each Party agrees to use its Best Efforts to obtain any export licenses, letters of assurance or other documents necessary with respect to this Agreement.

     13.2 Each Party agrees to comply fully with United States export laws and regulations, assuring the other Party that, unless prior authorization is obtained from the competent United States government agency, the receiving Party does not intend and shall not knowingly export or re-export, directly or indirectly, any wafers, Die, Devices, technology or technical information received hereunder, that would be in contravention of any laws and regulations published by any United States government agency.


14.0 TERM AND TERMINATION

     14.1 The term of this Agreement shall be thirty-nine (39) fiscal periods from the Effective Date; provided, however that the Parties shall not less than eight (8) fiscal periods prior to the end of such thirty-ninth (39th) fiscal period determine in good faith a ramp-down schedule of production so as to minimize disruption to both Parties. If the Parties are unable to agree on the terms governing a ramp-down, Fairchild shall be allowed to reduce its purchase commitment by not more than twenty percent (20%) per fiscal quarter, starting one fiscal quarter after the initial thirty-nine (39) fiscal period term of this Agreement. Fairchild will provide National with not less than ninety
(90) days prior written notice of any such reduction.

     14.2 This Agreement may be terminated, in whole or in part, by one Party sending a written notice to the other Party of its election to terminate, which notice specifies the reason for the termination, upon the happening of any one or more of the following events:

           (a) the other Party is the subject of a petition filed in a bankruptcy court of competent jurisdiction, whether voluntary or involuntary, which petition in the event of an involuntary petition is not dismissed within sixty (60) days; if a receiver or trustee is appointed for all or a substantial portion of the assets of the other Party; or if the other Party makes an assignment for the benefit of its creditors; or

           (b) the other Party fails to perform substantially any material covenant or obligation, or breaches any material representation or warranty provided for herein; provided, however, that no right of termination shall arise hereunder until sixty (60) days after receipt of written notice by the Party who has failed to perform from the other Party, specifying the failure of performance, and said failure having not been remedied or cured during said sixty (60) day period.

     14.3 Upon termination of this Agreement, all rights granted hereunder shall immediately terminate and each Party shall return to the other Party any property belonging to the other Party which is in its possession, except that National may continue to retain and use any rights or property belonging to Fairchild solely for the period necessary for it to finish manufacturing the currently forecasted National Assured Capacity and/or complete any production ramp-down activity. Nothing in this Section 14 is intended to relieve either Party of any liability for any payment or other obligations existing at the time of termination.

     14.4  The provisions of Sections 13, 15 and Paragraphs 5.2, 5.3,
16.5 and 16.8 shall survive the termination of this Agreement for any reason.


 15.0      CONFIDENTIALITY

     15.1 For purposes of this Agreement, "Confidential Information" shall mean all proprietary information, including Fairchild and/or National trade secrets relating to the subject matter of this Agreement disclosed by one of the Parties to the other Party in written and/or graphic form and originally designated in writing by the disclosing Party as Confidential Information or by words of similar import, or, if disclosed orally, summarized and confirmed in writing by the disclosing Party within thirty (30) days after said oral disclosure, that the orally disclosed information is Confidential Information.

     15.2 Except as may otherwise be provided in the Technology Licensing and Transfer Agreement between the Parties of even date herewith, each Party agrees that it will not use in any way for its own account, or for the account of any third party, nor disclose to any third party except pursuant to this Agreement, any Confidential Information revealed to it by the other Party. Each Party shall take every reasonable precaution to protect the confidentiality of said information. Each Party shall use the same standard of care in protecting the Confidential Information of the other Party as it normally uses in protecting its own trade secrets and proprietary information.

     15.3 Notwithstanding any other provision of this Agreement, no information received by a Party hereunder shall be Confidential
Information if said information is or becomes:

           (a) published or otherwise made available to the public other than by a breach of this Agreement;

           (b) furnished to a Party by a third party without restriction on its dissemination;

           (c) approved for release in writing by the Party designating said information as Confidential Information;

           (d) known to, or independently developed by, the Party receiving Confidential Information hereunder without reference to or use of said Confidential Information; or

           (e) disclosed to a third party by the Party transferring said information hereunder without restricting its subsequent disclosure and use by said third party.

     15.4 In the event that either Party either determines on the advice of its counsel that it is required to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process.


16.0 GENERAL

     16.1 AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

     16.2 FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials or utilities (provided that such unavailability is not caused by the actions or inactions of the Party claiming force majeure), or the intervention of any government authority, providing that the Party failing in or delaying its performance immediately notifies the other Party of its inability to perform and states the reason for such inability.

     16.3 ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in acquisition financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

     16.4 COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

     16.5 CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties hereto, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

     16.6 WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement, such failure shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce such provision or right or any other provision or right. Should either of the Parties waive any provision or right under this Agreement, such waiver shall not be construed as constituting a waiver of any other provision or right.

     16.7 SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

     16.8 LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NONPERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

     16.9 EFFECT OF HEADINGS: The headings and subheadings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

     16.10 INTEGRATION: The agreement of the Parties, which is composed of this Agreement and the Exhibits hereto and the documents referred to herein, constitutes the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof.

     16.11 PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.


     16.12 NO PARTNERSHIP OR AGENCY CREATED: Nothing contained herein or done pursuant to this Agreement shall constitute the Parties as entering upon a joint venture or partnership, or shall constitute either Party the agent for the other Party for any purpose or in any sense whatsoever.

     16.13 BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and assigns.

     16.14 NOTICES: All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted if transmitted by telecopy, electronic or digital transmission method; the day after it is sent, if sent for next day delivery to a domestic address by a recognized overnight delivery service (e.g., Federal Express); and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

           National:    National Semiconductor Corporation
                        2900 Semiconductor Drive
                        P.O. Box 58090
                        M/S 16-135
                        Santa Clara, CA  95052-8090
                        Attn:  General Counsel
                        FAX:  (408) 733-0293

           Fairchild:   Fairchild Semiconductor Corporation
                        M/S 01-00 (General Counsel)
                        333 Western Avenue
                        South Portland, ME  04106
                        FAX:  (207) 761-6020

           or to such other place as such Party may designate as to itself by written notice to the other Party.


    IN WITNESS WHEREOF, the Parties have had this Agreement executed by their respective duly authorized officers on the day and date first written above. The persons signing warrant that they are duly authorized to sign for and on behalf of the respective Parties.

FAIRCHILD SEMICONDUCTOR CORPORATION


By:   /s/ JOSEPH R. MARTIN
Title:Executive Vice President & CFO

NATIONAL SEMICONDUCTOR CORPORATION


By: /s/ JOHN M. CLARK III
Title: Senior Vice President




                                                   EXHIBIT 10.6

                   FAIRCHILD FOUNDRY SERVICES AGREEMENT

THIS FAIRCHILD FOUNDRY SERVICES AGREEMENT ("Agreement")is dated and made effective this 11th day of March, 1997 (the "Effective Date") by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95052-8090 ("National") and FAIRCHILD SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 333 Western Avenue, South Portland, Maine 04106 ("Fairchild"). National and/or Fairchild may be referred to herein as a "Party" or the "Parties" as the case may require.

                              WITNESSETH:

                              WHEREAS, the Parties have entered into a
certain Asset Purchase Agreement (hereinafter referred to as the "Purchase Agreement") under which Fairchild is acquiring certain of the assets of National's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil/Aero Logic Products) (the "Business"); and

                              WHEREAS, pursuant to the transactions
contemplated in the Purchase Agreement, Fairchild is acquiring
National's manufacturing facilities in South Portland, Maine (excluding the eight-inch fab and related facilities); West Jordan, Utah; and Penang, Malaysia, and Cebu, the Philippines; and

                              WHEREAS, after the closing of the
transactions contemplated by the Purchase Agreement Fairchild will own and operate the Facilities; and

                              WHEREAS, National, using proprietary
processes, has been manufacturing silicon wafers containing certain integrated circuits at the Facilities; and

                              WHEREAS, National is conveying to
Fairchild certain intellectual property rights pursuant to the Technology Licensing and Transfer Agreement between National and
Fairchild, of even date herewith; and

                              WHEREAS, National and Fairchild desire to
enter into an agreement under which Fairchild will continue to provide certain manufacturing services to National following the closing of the transactions contemplated by the Purchase Agreement; and

                              WHEREAS, National and Fairchild recognize
that the prices National shall pay to Fairchild for silicon wafers manufactured pursuant to this Agreement are determined based on the collateral transactions and ongoing relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter between National and Fairchild of even date herewith (the "Revenue Side Letter") and the other Operating Agreements (as defined in Paragraph 7.1); and

                              WHEREAS, the execution and delivery of
this Agreement is a condition precedent to the closing of the transactions contemplated by the Purchase Agreement.

                              NOW, THEREFORE, in furtherance of the
foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the Parties hereto, intending to be legally bound hereby, do agree as follows:


1.0      DEFINITIONS

    1.1 "Acceptance Criteria" shall mean the electrical parameter testing, process control monitor ("PCM") and other inspections for each Product and/or Process as set forth in Exhibit F hereto, all of which are to be performed by Fairchild prior to shipment of Wafers hereunder.

    1.2 "Best Efforts" shall require that the obligated Party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any material expenditure of funds or the incurrence of any material liability on the part of the obligated Party, which expenditure or liability is unreasonable in light of the related objective, nor does it require that the obligated Party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated Party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

    1.3 "Confidential Information" shall have the meaning set forth in Paragraph 16.1 below.

    1.4  "Effective Date" shall mean the date first set forth above.

    1.5 "Equivalent Wafers" for wafers manufactured at the South Portland, Maine six inch fab shall mean the actual number of wafers in a given Process multiplied by the process complexity factor for that Process, as set forth in Exhibit A hereto; and for wafers manufactured in a four or five inch fab, Equivalent Wafers shall mean the number of six inch equivalent wafers.

    1.6 "Facilities" shall mean the existing wafer fabrication facilities located at South Portland, Maine (excluding the eight inch fabrication facility of which National is retaining ownership) and West Jordan, Utah, transferred to Fairchild from National pursuant to the Purchase Agreement.

    1.7 "Fairchild" shall mean Fairchild Semiconductor Corporation and its Subsidiaries.

    1.8 "Fairchild Assured Capacity" shall mean the capacity that Fairchild agrees to supply National pursuant to Section 5 below.

    1.9 "Masks" shall mean the masks and reticle sets, including the mask holders and ASM pods, for the Products and Wafers used to manufacture Products hereunder.

    1.10 "National" shall mean National Semiconductor Corporation and its Subsidiaries.

    1.11 "Processes" shall mean those National proprietary wafer manufacturing processes and associated unit processes to be used in the fabrication of Wafers hereunder which are set forth in Exhibit A hereto, as such processes shall be modified from time to time as agreed in writing by the Parties.

    1.12 "Products" shall mean National's integrated circuit products which will be manufactured by Fairchild in wafer form for National hereunder and which are identified by National's part numbers listed in Exhibit B hereto, which exhibit may be amended from time to time as the parties may agree.

    1.13 "Quality and Reliability Criteria" shall mean National's manufacturing process quality and reliability specifications, as set forth in the revision of National Specification CP0008 which is in effect as of the Effective Date, and which are to be followed by Fairchild in manufacturing Wafers hereunder.

    1.14 "Specifications" shall mean the technical specifications (such as Mask ID, Process Flow and Sort/Test) as listed in Exhibit B for each of the Products as provided in this Agreement.

    1.15 "Subsidiary" shall mean any corporation, partnership, joint venture or similar entity more than fifty (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.

    1.16 "Technology Licensing and Transfer Agreement" shall mean the agreement of even date herewith between the Parties under which National is licensing and transferring certain intellectual property rights to Fairchild.

    1.17 "Wafers" shall mean four-inch (4"), five-inch (5") and/or six-inch (6") silicon wafers for any of the Products to be manufactured by Fairchild hereunder.

    1.18 "Wafer Module" shall mean the Fairchild four-inch (4"), five-inch (5"), and six-inch (6") wafer fabrication units in South Portland, Maine and the six-inch (6") wafer fabrication unit in West Jordan, Utah.


2.0      INTELLECTUAL PROPERTY/NON-COMPETE

    2.1  The provisions of the Technology Licensing and Transfer
Agreement will govern all issues related to the respective intellectual property rights of the Parties hereunder, to include but not be limited to, use rights, ownership rights and indemnification obligations.

    2.2 All manufacturing of Wafers shall take place at the Facilities. Fairchild shall not transfer any National-owned intellectual property or technical information outside of the Facilities or to any other site, other than as may be permitted under the Technology Licensing and Transfer Agreement.

    2.3 During the term of this Agreement, including all extensions hereto and any subsequent ramp-down period provided under Paragraph 15.1, Fairchild will not develop, manufacture (except for National here-under), market or sell any integrated circuit that has substantially the same specifications as any Product.


3.0      PROCESSES

    3.1 Exhibit A lists the Processes which Fairchild shall use in manufacturing Wafers hereunder for National. Exhibit A may be amended from time to time by mutual agreement in writing of the Parties, as new processes are developed and older Processes become obsolete.

    3.2 After qualification is successfully completed for any Product to be manufactured under this Agreement, if Fairchild desires to make material Process changes affecting form, fit or function, Fairchild will notify National of the intended change in accordance with Fairchild's process change procedures then in effect. If the proposed changes are unacceptable to National, National and Fairchild shall work together in efforts to resolve the problem and qualify the changed Process for making Wafers. If during the first thirty-nine (39) fiscal periods of this Agreement the Parties are unable to resolve the problem, Fairchild shall continue to run the unmodified Process to supply Wafers pursuant to this Agreement. After the first 39 fiscal periods of this Agreement, if the Parties are unable to resolve the problem, Fairchild shall have the right to make such Process changes upon the provision of ninety (90) days prior written notice to National.

    3.3 Should Fairchild elect to discontinue a Process, it must give National written notice of no less than twenty-four (24) fiscal periods prior to the date it intends to discontinue any Process in the ABiC family and written notice of no less than twelve (12) fiscal periods for any other Process, or its future amended form. In no event, however may Fairchild discontinue any Process during the first thirty-nine (39) fiscal periods of this Agreement unless National agrees. Subsequent to Fairchild's notice of Process discontinuance, Fairchild will make provisions with National for Last Time Buys, and commit to ship all Wafers requested in such Last Time Buys as the Parties may negotiate.

          If Fairchild is unable to deliver Wafers due to a Process discontinuance during any ramp down phase occurring after the first 39 fiscal periods, then any ramp-down revenue obligations of National as-sociated with Wafers to be manufactured under that Process will be discharged in full.

    3.4 National shall have the right, in its sole discretion, to establish an alternative source of manufacturing for any Process. In support of any Process transfer required to establish such alternate source, Fairchild shall make available to National process characterization data, where such data exists at the time of such request, and all applicable manufacturing specifications, including run cards and complete unit process specifications for the Processes. In further support of such transfer, National may contract with Fairchild, at a cost to be negotiated, for up to thirteen (13) man weeks of engineering services. If such services are required away from the Facilities, National shall also pay reasonable travel and per diem expenses for the Fairchild engineers providing such services.

    3.5 There are currently a number of Processes under development at the Facilities. Attached as Exhibit C hereto is a listing of said Processes, the timetable and milestones to completion for each and the funding which National shall pay Fairchild for such development services. Fairchild will utilize its Best Efforts to complete all development work successfully in accordance with Exhibit C. National may terminate such development services prior to completion thereof only after three (3) months prior written notice to Fairchild. The rights of the Parties to any intellectual property resulting from such development work shall be governed by the terms of the Technology Transfer and License Agreement.

4.0 EXISTING PRODUCTS; SET UP AND QUALIFICATION OF NEW PRODUCTS; MODIFICATION OF EXISTING PRODUCTS

    4.1 For each new Product that National proposes to have Fairchild manufacture, National will provide to Fairchild in advance the Specifications and design layout of the Product for review and comment by Fairchild. The Parties will also agree on the Acceptance
Criteria, including electrical test parameters, and Quality and Reliability Criteria for the prototype Wafers to be manufactured for the new Product during the qualification process.

    4.2 An initial data base for Mask generation or pattern generation, or acceptable production Masks will be provided by National to Fairchild, per Fairchild specifications for large die, at National's expense, for each new Product to be fabricated for National. In the alternative, National may provide Fairchild with prime die design data and Fairchild will provide the frame and fracture services and procure the Mask set at National's expense. After receipt of the initial data base, or pattern generation tape, or master or sub-master Mask set, additional and/or replacement Mask sets shall be the responsibility and expense of Fairchild. All such data bases, pattern generation tapes and Mask sets shall be the property of National, regardless of whether they were initially supplied by National or replaced by Fairchild.

    4.3 As soon as practical following agreement on the items in Paragraph 4.1 above, and following receipt of a written purchase order from National, Fairchild will begin manufacture of twelve (12) prototype Wafers for such Product as is specified in the purchase order.
Fairchild will perform the electrical testing specified in the initial Acceptance Criteria and supply the test data to National with the prototype Wafers. Fairchild's obligation shall be limited to providing Wafers that meet the applicable PCM specifications and the associated test data. National will promptly inspect the prototype Wafers and notify Fairchild in writing of the results. If the prototype Wafers do not meet the Acceptance Criteria and Quality and Reliability Criteria, the Parties will cooperate in good faith to determine the reason for such failure.

    4.4 In connection with the completion of the qualification process for any new Product, National will deliver to Fairchild final Specifications for the Product incorporating any changes agreed in writing by the Parties during the qualification process. The Parties will also negotiate for each Product the final Acceptance Criteria and Quality and Reliability Criteria to be used for the commercial production lots of Wafers.

    4.5 Unless otherwise agreed in writing, production quantities of Wafers of a new Product will not be manufactured prior to completion of the qualification process under this Section 4. In the event that National desires for Fairchild to manufacture production quantities, the Parties will agree in writing on the terms before Fairchild accepts the purchase order.

    4.6 If either National or Fairchild desires to make any changes to the final Specifications, Acceptance Criteria or Quality and Reliability Criteria for any existing Product, that Party shall notify the other Party in writing and negotiate the changes in good faith, including any changes in prices required by such modifications. A modification to any of the foregoing will be binding only when a writing to which such modification is attached has been signed by both Parties as provided in this Agreement. The Parties will separately negotiate the price and terms of any prototype Wafers required in connection with such change.

    4.7 Fairchild may at its discretion declare a Product obsolete if such Product has not been run in production for a minimum of six (6) fiscal periods. Fairchild must provide National with twelve (12) months prior written notice of an obsolescence declaration and make reasonable provisions with National for a Last Time Buy for such Product. Within thirty (30) days after completing production of National's Last Time Buy, Fairchild shall return all data bases and Masks for such Product to National.


5.0      CAPACITY; VOLUME COMMITMENTS; PRODUCTION PLANNING

    5.1 All planning herein will be done under National's accounting calendar which currently divides its fiscal year into four (4) equal fiscal quarters, each of which consists of three (3) fiscal periods. The first two (2) periods of each quarter are of four (4) weeks in duration and the third period is of five (5) weeks duration.

    5.2 Two (2) weeks prior to the end of each National fiscal period National will provide in writing to Fairchild a baseline quantity of Wafers, set forth in terms of Wafer starts per Wafer Module, for the next eight (8) fiscal periods (the "Capacity Request"). For the South Portland, Maine facility the Capacity Request shall clearly state each Wafer in terms of 6" Equivalent Wafers. Equivalency factors are set forth in Exhibit A. For the West Jordan, Utah facility the Capacity Request shall be stated in terms of the Process required to manufacture the Wafers. National's initial Capacity Request and Fairchild's Assured Capacity response formats are set forth in Exhibit D.

    5.3 Each fiscal period National may change the Capacity Request in accordance with the following table, provided that the maximum Capacity Request for each Wafer Module does not exceed National's share of each Wafer Module's installed equipment capacity as provided herein. Any changes outside those permitted under the following table must be by written agreement of the Parties.

           Fiscal Periods in
          the Capacity Request       Permitted Changes

               Period 1                   Fixed
               Period 2                   +/-10%
               Period 3                   +/-15%
               Period 4                   +/-20%
               Period 5                   +/-25%
               Period 6                   +/-30%
               Period 7                   +/-35%
               Period 8                   +/-40%

    5.4 National's share of a Wafer Module's installed equipment capacity will equal the previous Fairchild Assured Capacity for that Wafer Module, plus that percentage of any excess capacity available in the Wafer Module equal to National's percentage of the currently utilized capacity in said Wafer Module. Installed equipment capacity by Wafer Module in South Portland, Maine is set forth below:

          Wafer Module            Annual Capacity

          FM Class 1   6"         133,000 Equivalent Wafer
                                    starts
          FM Class 100 4"         180,000 Wafer starts
                                    (6" equivalent)
          FM Class 100 5"         110,000 Wafer starts
                                    (6" equivalent)

          As no excess capacity exists in West Jordan, Utah, Fairchild hereby commits the following capacities to National for each National fiscal year:

                   FY 1998     19,400 Wafer starts
                   FY 1999      7,000 Wafer starts
                   FY 2000          0 Wafer starts

    5.5 One (1) work week after receipt of the Capacity Request, Fairchild shall provide National with a response to such Capacity Request, the "Fairchild Assured Capacity". The Fairchild Assured Capacity must guarantee the amount requested in National's latest Capacity Request, provided that any changes to National's latest Capacity Request are within the limits of Paragraph 5.3. Fairchild shall utilize its Best Efforts to comply with any requests by National for capacity above those which are permitted under Paragraph 5.3. In any case, Fairchild shall be obligated hereunder to provide National with the Wafer starts guaranteed in the Fairchild Assured Capacity response. The initial Fairchild Assured Capacity response will be the last one provided prior to the Effective Date. Set forth below are two examples of the foregoing:

          Example #1 The new Capacity Request is less than the last Fairchild Assured Capacity response.

            Period                     A   B   C   D   E   F   G   H
      Last Capacity Request           100 100 100 100 100 100 100 100
      Last Fairchild Assured Capacity 100 100 100 100 100 100 100 100
      New Capacity Request            100  90  85  80  75  70  65  65
      New Fairchild Assured Capacity  100  90  85  80  75  70  65  65


          Example #2 The new Capacity Request is greater than
                     the last Fairchild Assured Capacity response.

             Period                    A   B   C   D   E   F   G   H

      Last Capacity Request           100 100 100 100 100 100 100 100
      Last Fairchild Assured Capacity 100 100 100 100 100 100 100 100
      New Capacity Request            100 110 115 120 125 130 135 135
      New Fairchild Assured Capacity  100 110 115 120 125 130 135 135


    5.6 The timetable for the rolling eight fiscal period Capacity Request, the Fairchild Assured Capacity response, purchase order release and detailed device level Wafer starts request for the next fiscal period are set forth in Exhibit D hereto.


6.0      PURCHASE ORDERS

    6.1 All purchases and sales between Fairchild and National shall be initiated by National's issuance of written purchase orders sent by either first class mail or facsimile. By written agreement of the Parties, purchase orders may also be sent and acknowledged by electronic data exchange or other mutually satisfactory system. Such "blanket" purchase orders shall be issued once per fiscal quarter for Wafers to be delivered three (3) fiscal periods in the future. They shall state the Wafer quantities (specifying whether equivalents or actual) by Wafer Module, and shipping and invoicing instructions. Fairchild shall accept purchase orders through a written or electronic acknowledgment. Within a reasonable time after receipt of National's detailed device level Wafer starts request for the next fiscal period, Fairchild shall provide National with a Product delivery schedule either on a weekly basis as the Wafers are started or for the Wafer starts for the entire fiscal period, as the parties may agree in writing. The purchase orders may utilize the first three (3) fiscal periods forecast in the eight period rolling forecast supplied pursuant to Section 5, as the embodiment of the purchase order for specifying the Wafer quantity by Wafer Module and Process, and whether sorted or unsorted.

    6.2 In the event of any conflict between the terms and conditions of this Agreement and either Party's purchase order, acknowledgment, or similar forms, priority shall be determined as follows:

          (a) typewritten or handwritten terms on the face of a written purchase order, acknowledgment or similar document or in the main body of an electronic equivalent which have been specifically accepted in writing by the other Party's Program Manager;

          (b)  the terms of this Agreement;

          (c) preprinted terms incorporated in the purchase order, acknowledgment or similar document.

    6.3 Consistent with standard practices of issuing specific device level details of part numbers to be fabricated on a weekly or periodic basis, National may unilaterally change the part number to be manufactured, provided that Fairchild agrees that the change does not negatively impact Fairchild's loadings and provided further that there is no change in the Process flow to be used. A change that will negatively impact loading or alter the Process flow may only be directed upon Fairchild's written agreement, which shall utilize its Best Efforts to comply with such requested change. The specific part number detail shall be submitted by first class mail or facsimile. By written agreement of the Parties, specific part number detail may also be sent by electronic data exchange, or other mutually satisfactory system.

    6.4 National shall request delivery dates which are consistent with Fairchild's reasonable lead times for each Product as indicated at the time National's purchase order is placed. Notwithstanding the foregoing, Fairchild shall utilize its Best Efforts to accommodate requests by National for quick turnarounds or "hot lots", which includes prototype lots. Hot lot cycle times and the premiums to be paid therefor are listed in Exhibit K.

    6.5 Fairchild may manufacture lots of any size which satisfy the requirements of effective manufacturing. However, National must place orders for full flow and prototype Products in increments of twelve (12) or twenty-four (24) Wafers. For personalized ASIC Wafers drawn from mid-flow inventories, the smallest quantity that shall be ordered by National is three (3) Wafers, except for Wafers manufactured in the five-inch (5") fab, in which case the smallest quantity that can be ordered is six (6) Wafers.


 7.0     PRICES AND PAYMENT

    7.1 The Parties hereby acknowledge that, as part of the collateral transactions contemplated under the Purchase Agreement and ongoing relationship between the Parties they have entered into the Revenue Side Letter under which National has agreed to provide a minimum revenue of Three Hundred Thirty Million Dollars ($330,000,000.00) to Fairchild during the first thirty-nine (39) fiscal periods after the Effective Date. National shall discharge its obligations under the Revenue Side Letter by purchasing goods and services under this Agreement, a corresponding Fairchild Assembly Services Agreement, and a Mil/Aero Wafer and Services Agreement of even date herewith (collectively the "Operating Agreements"). Set forth herein at Exhibit N is the forecasted volume of Wafers, by Wafer Module and Process, that National will purchase from Fairchild during the aforementioned thirty-nine fiscal periods (the "Forecast Volumes"). The Forecast Volumes are for pricing purposes under this Section 7 only and may vary in magnitude and mix in practice, whereupon the prices applicable to the revised magnitude and mix may also vary. The Forecast Volumes will be reviewed and updated by the Parties every six (6) fiscal periods and shall be consistent with the principles of manufacturing set forth in Exhibit O.

    7.2 Set forth in Exhibit N hereto are the prices which National shall pay to Fairchild for Wafers manufactured hereunder during the first six (6) fiscal periods of this Agreement. The prices in Exhibit N for fiscal periods 7 through 39 are for information purposes only and are based on the Parties' best estimate of projected volumes and costs. Set forth herein at Exhibit M is the forecast capacity utilization and associated fixed costs of the Fairchild FM 6001 six-inch fab by both National and Fairchild for the term of this Agreement.

    7.3 The prices which National shall pay to Fairchild for Wafers manufactured hereunder after the first six (6) fiscal periods of this Agreement shall be determined as set forth herein in Exhibit L. The pricing methodology to be followed hereunder will depend on the Wafer Module in which the Wafers are being manufactured. In addition, Products that qualify will be subject to a die cost adjustment as provided in Exhibit E.

    7.4 For purposes of Exhibit L, National, or any "Big 6" accounting firm designated by National, shall have reasonable rights to audit not more than twice each fiscal year the books and records of Fairchild rel-evant to the pricing terms of this Agreement in order to come to agreement with Fairchild with regard to Fairchild's actual manufacturing costs.

    7.5 Prices are quoted and shall be paid in U.S. Dollars. Such prices shall be on an FOB ship point basis. Payment terms are net thirty (30) from date of invoice. Miscellaneous services may be invoiced separately.

    7.6 National shall pay, in addition to the prices quoted or invoiced, the amount of any freight, insurance, special handling and duties. National shall also pay all sales, use, excise or other similar tax applicable to the sale of goods or provision of services covered by this Agreement, or National shall supply Fairchild with an appropriate tax exemption certificate.

    7.7 National shall in no event be required to pay prices in excess of those charged by Fairchild for other third party foundry customers, for substantially similar products sold on substantially similar terms (e.g., volume, payment terms, manufacturing criteria, contractual commitments vs. spot buys, etc.). In the event Fairchild desires to perform such foundry services for other third party customers at such lower prices, Fairchild shall immediately notify National and National shall begin receiving the benefit of such lower price at the same time as such other third party customer. This Paragraph 7.7 shall not apply to the prices to be paid by National hereunder for the first twelve (12) fiscal periods of this Agreement, or if National fails to honor its fixed commitments under Section 5 and to the extent that such sales by Fairchild to third party foundry customers are only made in an attempt to make up for any underutilization of capacity thereby caused by National.

8.0      OTHER MANUFACTURING SERVICES

    8.1 At National's request, Fairchild will perform Wafer sort and test services based on sort and test programs prepared, owned and otherwise proprietary to National. Towards that end, National shall supply Fairchild with National-owned specific probe cards, load boards and test software in order that Fairchild may provide such services. Wafer sort shall be priced by hours of active sorting, with specific prices as set forth in Exhibit G, and specific sort times as set forth in Exhibit B.

    8.2 At National's request, Fairchild will perform separate epitaxial deposition services for National for Wafers not otherwise manufactured by Fairchild hereunder. The general principles set forth in Sections 5 and 6 above shall apply to such services, with epitaxial deposition services being treated as a separate Wafer Module with its respective Capacity Request and Fairchild Assured Capacity, but the lead time for epitaxial deposition shall be one (1) fiscal period. Prices shown in Exhibit N for Wafer foundry services include epitaxial deposition where appropriate. Otherwise, prices for such services are set forth in Exhibit G.

    8.3 At National's request, Fairchild shall continue to provide certain ongoing operational support services (the "Miscellaneous Support Services") to National at the same level of support that was in effect as of the Effective Date as listed in Exhibit J hereto consisting of:
(i) those services which will be provided to National at no charge; and
(ii) those services which will be provided at the prices set forth in Exhibit J on a purchase order basis. Operational support services not shown in Exhibit J will be provided on a purchase order basis at prices to be negotiated by the Parties case-by-case.

    8.4 In support of the Processes and those manufacturing processes listed in Exhibit C, Fairchild will make available design support information including the following items:

          (a)  Layout design rules.

          (b) Industry standard models for active devices (BSIM3v3 for CMOS devices and Gummel-Poon with parasitics for bipolar devices) representing nominal conditions and performance corners.


          (c) Industry standard models, as stated in the National NTPRS document in effect as of the Effective Date, for parasitic elements, such as interconnect resistances and capacitances, sheet resistivities of all conducting layers, parasitic capacitances for diffused areas, and so forth, including additional elements or devices intended for mixed-signal applications.

          (d) Process cross sections, if not already available at National.

          (e) Sufficient sizing and PCM information to assure the integrity of Masks ordered in support of Products to be manufactured.

          (f) Yield models plus applicable current and forecast parameters such as Ys and Do for those models.

          This information should be in the form of at least one controlled paper copy or electronic access to a controlled copy. National, at its discretion, may request a controlled electronic copy of the required information in lieu of the paper copy. Fairchild will provide the foregoing services at no charge to National, limited to those engineering services performed as of the Effective Date. Any additional requests are subject to fees set forth in Exhibit J.


9.0      DELIVERY; RESCHEDULING AND CANCELLATION

    9.1 Fairchild shall make reasonable and diligent efforts to deliver Wafers on the delivery dates specified in the Product delivery schedule provided by Fairchild pursuant to Paragraph 6.1. Any shipment made within fifteen (15) days before or after the shipment date(s) specified in said Product delivery schedule shall constitute timely shipment. Partial shipments will be allowed and may be invoiced separately. A delivery will be considered conforming if it contains a quantity equal to plus or minus five percent (5%) of the quantity ordered.

    9.2  If Fairchild has not made shipment of Products within fifteen
(15) days after the shipment date specified in the Product delivery schedule provided by Fairchild pursuant to Paragraph 6.1, National shall have the right, subject to Paragraph 19.2, to cancel that portion of its purchase order pertaining to such Products, but only in the event that National's customer for those Products has cancelled its order with National for such Products. Notwithstanding the foregoing, if Fairchild has not made shipment of Products within thirty (30) days after the shipment date specified in the Product delivery schedule, National shall have the right, subject to Paragraph 19.2, in its sole discretion, to cancel that portion of its purchase order pertaining to such Products, regardless of whether National's customer has cancelled its order with National or not. In either event, any obligation of National under its Capacity Request and/or any commitment to Fairchild under the Revenue Side Letter associated with such cancelled purchase order shall be discharged in full and National shall have no liability whatsoever to Fairchild therefore.

    9.3 All Wafers delivered pursuant to the terms of this Agreement shall be suitable, packed for shipment in Fairchild's standard containers, marked for shipment to National's address set forth in the applicable purchase order and delivered to a carrier or forwarding agent chosen by National. Should National fail to designate a carrier, forwarding agent or type of conveyance, Fairchild shall make such designation in conformance with its standard shipping practices. Shipment will be F.O.B. shipping point, at which time risk of loss and title shall pass to National. Shipments will be subject to incoming inspection as set forth in Paragraph 10.2 below.

    9.4 To facilitate the inspection of Product deliveries to National, lot integrity shall be maintained on all such deliveries, unless specifically waived by mutual agreement of the Parties.


    9.5 Subject to the provisions of Section 6, National may cancel any purchase order upon at least one (1) week's notice prior to the commencement of manufacturing without charge, provided that National reimburses Fairchild for the cost of any unique raw materials purchased for such order.

    9.6 National may request that Fairchild stop production of Wafers in process for National's convenience and Fairchild shall consider stopping depending on the point of process. In such event, National shall pay for all Wafers at the agreed price, subject to a negotiated adjustment based upon the degree of completion of the Wafers and whether or not Fairchild is able to utilize the unfilled capacity. Fairchild will, if reasonably practicable, restart production of stopped Wafers one time within a reasonable time after receipt of a written request from National, subject to National's payment of any additional expenses incurred. Sections 10, 11 and 12 of this Agreement shall not apply to Wafers stopped under this Paragraph 9.6 for more than thirty (30) days, nor shall Fairchild make any commitments of yield with respect to such Wafers.

    9.7 In the event that National elects to maintain an inventory of partially finished Wafers, ownership of the partially finished Wafers will pass to National when they reach the holding point defined by the relevant Process flow. Fairchild will invoice National for such Wafers, but they will be stored under cleanroom conditions and remain in the Wafer processing WIP management system. Fairchild will inform National of the number and types of these Wafers remaining in inventory at the end of each fiscal period. Further, the electronic records and physical inventory shall be available for inspection by National at any time. Fairchild shall credit National with the amount previously invoiced for any such Wafers at such time as they are restarted in the Process flow.

    9.8 As of 12:01 A.M. on the Effective Date, National will own all Wafers located at the Facilities which Fairchild has commenced processing but which have not yet been completed in accordance with the pertinent Process flow. Unless expressly directed in writing by National otherwise, Fairchild shall continue to process each Wafer to a normal state of completion in the applicable Wafer Module. National shall pay Fairchild for the accumulated additional processing costs, plus a twenty-five percent (25%) mark up, for the additional processing taking place on and after the Effective Date. The provisions of Sections 10, 11 and 12 hereof shall specifically apply to all such Wafers.


10.0  QUALITY CONTROL AND INSPECTION; AND RELIABILITY

    10.1 Fairchild will manufacture Wafers in accordance with the Quality and Reliability Criteria for the applicable Product. Prior to shipment, Fairchild will perform the electrical parameter testing and other inspections specified to be performed by it in the applicable Acceptance Criteria on each Wafer lot manufactured. Fairchild will only ship those Wafer lots that successfully pass the applicable Acceptance Criteria. Fairchild will electronically provide National with the electrical test data specified in the applicable Acceptance Criteria. Wafers will be laser scribed with lot and wafer number for statistical monitoring and lot number traceability.

    10.2 National shall promptly provide for inspection and testing of each shipment of Wafers upon receipt in accordance with the Acceptance Criteria and shall notify Fairchild in writing of acceptance of the Wafers. If National has not given written notice to Fairchild of rejection of all or part of a shipment within thirty (30) days of receipt, National will be deemed to have accepted such Wafers. In the event any lot or Wafer is found to fail the Acceptance Criteria prior to final acceptance, National shall promptly return it to Fairchild, together with all test data and other information reasonably required by Fairchild. Upon confirmation by Fairchild that such Wafers fail the Acceptance Criteria, Fairchild shall replace such lot or Wafer on a timely basis.

    10.3 National shall promptly provide for yield probe tests to be conducted on the Wafers and communicate the results of the tests to Fairchild within thirty (30) days of receipt of Wafers from Fairchild. The right to return any Wafers for low yield shall be governed by
Section 11 below.

    10.4 MPS-3-000 (Material Procurement Specification) - General Provisions and Quality Requirements for External (Non-National) Wafer Fab Facilities and MPS- 3-001 (Material Procurement Specification) - Technical Requirements for CMOS Processing are the National policies for the purchase of integrated circuits from independent suppliers. These policies as in effect at the Effective Date shall provide criteria for the initial and continuing qualification of the Facilities and evaluation of Wafers manufactured by Fairchild hereunder. To the extent that those policies are not inconsistent with the provisions of this Agreement, National shall not be required to accept delivery of any Wa-fers hereunder if Fairchild fails to comply with said policies or such other similar policies as may be mutually agreed to in writing by the Parties.

    10.5 Fairchild hereby warrants that the South Portland, Maine Facility currently is, and will remain throughout the term of this Agreement, ISO9000 certified. Fairchild further warrants that the West Jordan, Utah Facility currently is, and will remain throughout the term of this Agreement, ISO9000 and AEC-100 certified.


11.0  MINIMUM YIELD ASSURANCES

    11.1 Fairchild will guarantee a minimum yield assurance ("MYA") on a per Product basis for those Wafers fabricated and probed by Fairchild. For Wafers not sorted by Fairchild the MYA limits will apply only to Wafers whose substandard yield is caused by materials or Fairchild's workmanship. MYAs shall function as a reliability screen hereunder for maverick Wafers, via standard sort test results and yield.

    11.2 The baseline yield and initial MYA for each Product to be manufactured by Fairchild hereunder is set forth in Exhibit B hereto.

    11.3 For a new Product, the baseline yield and MYA will be established after a minimum of twenty (20) Wafer lot runs have been tested to production released test programs. A new baseline yield and MYA will be calculated whenever National makes any modifications to said test programs.

    11.4 For Products that qualify for die cost sharing, as provided in Exhibit E, the baseline Net Die Per Wafer (NDPW) for the Product will be used for defining the MYA. For all other Products, each fiscal quarter, each Product's baseline yield will be calculated using the previous fiscal quarter's results, or the previous twenty (20) Wafer lot runs if less than twenty (20) Wafer lot runs were processed in said previous quarter. The mean and standard deviation (sigma) yield for a Product, will be calculated using individual Wafer data. Zero yielding Wafers will be excluded from such calculations. The results of such calculations will be used in defining the MYA for that Product for the quarter in which the calculations are made, but only if the mean yield changes by more than +/- 2%.

    11.5 MYA will be determined as follows. For purposes of Wafers manufactured in South Portland, Maine, Wafers which yield less than sixty (60%) percent of the mean will be considered discrepant and may be returned for full credit at National's discretion. For purposes of Wafers manufactured in West Jordan, Utah, Wafers which yield less than mean minus six sigma, as determined according to National Specification SS4908 in the version extant as of the Effective Date, will be considered discrepant and may be returned for full credit at National's discretion. In no event shall Fairchild accept returns of Wafers on non-released products.

    11.6 National shall provide yield analysis information on Wafers returned to Fairchild under this Section 11, in order to assist
Fairchild in continuous Process improvement.

    11.7 In the event of an extended period of substandard yields on a Product, Fairchild will utilize its Best Efforts to correct any Process related causes and the Parties will negotiate in good faith to make up for the Process related yield loss experienced by National and its customers.


12.0  WARRANTY

    12.1 Fairchild warrants that the Wafers delivered hereunder shall meet the Quality and Reliability Criteria and shall be free from defects in material and Fairchild's workmanship under normal use for a period of one (1) year from the date of delivery. If, during the one year period:

            a. Fairchild is notified in writing promptly upon discovery with a detailed description of any such defect in any Product (at which time Fairchild shall issue a return material authorization number to National), and;

            b.   National returns such Product to the applicable
Facility at National's expense for inspection; and

            c. Fairchild's examination of such Product reveals that the Product is indeed defective and does not meet the applicable Quality and Reliability Criteria or is defective in materials or Fairchild's workmanship and such problems are not caused by accident, abuse, misuse, neglect, improper storage, handling, packaging or installation, repair, alteration or improper testing or use by someone other than Fairchild then, within a reasonable time, Fairchild, at its sole option, shall either replace or credit National for such defective Product. Fairchild shall return any Products replaced under this warranty to National, transportation prepaid, and shall reimburse National for the transportation charges paid by National in returning such defective Products to Fairchild.

    12.2 THE FOREGOING WARRANTY CONSTITUTES FAIRCHILD'S EXCLUSIVE LIABILITY, AND NATIONAL'S EXCLUSIVE REMEDY, FOR ANY BREACH OF WARRANTY. EXCEPT AS SET FORTH HEREIN, FAIRCHILD MAKES AND NATIONAL RECEIVES NO WARRANTIES OR CONDITIONS ON THE PRODUCTS, EXPRESS, IMPLIED, STATUTORY OR OTHERWISE, AND FAIRCHILD SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


13.0  ON-SITE INSPECTION AND INFORMATION

    13.1 Fairchild shall allow National and/or National's customers to visit and evaluate the Facilities during normal business hours as part of established source inspection programs, it being understood and agreed between National and Fairchild that National must obtain the concurrence of Fairchild for the scheduling of all such visits, which such concurrence shall not be unreasonably withheld. It is anticipated that such visits will occur no more than once per quarter on average.

    13.2 Upon National's written request, Fairchild will provide National with process control information, to include but not be limited to: process and electrical test yield results, current process specifications and conformance to specifications; calibration schedules and logs for equipment; environmental monitor information for air, gases and DI water; documentation of operator qualification and training; documentation of traceability through Fairchild's operation; and Fairchild verification information. Except for exigent circumstances, such requests shall not be made more than twice per year for a given category of information.


 14.0  PRODUCT ENGINEERING SUPPORT

    14.1 The Parties will cooperate in allowing National employees to have reasonable access to the Facilities during the term of this Agreement (the "National Engineering Team"), in order to assist in Product developments and improvements. Fairchild will provide reasonable office space to the National Engineering Team, if required on a temporary basis not to exceed sixty (60) days per occurrence, at no expense to National. Should the National Engineering Team require long term, dedicated office space, National agrees to pay Fairchild the overhead cost associated with such space. The National Engineering
Team will comply with all applicable Fairchild regulations in force at the Facilities and National hereby agrees to hold Fairchild harmless for any damages or liability caused by any member of the National Engineering Team, which are attributable to: (i) the negligence or willful malfeasance of such member, and (ii) any failure by such member to comply with Fairchild's regulations in force at the Facilities or with applicable law.

    14.2 Fairchild shall assist the efforts of the National Engineering Team and provide National with reasonable and timely support.

    14.3 Fairchild shall assist National in any efforts to identify any reliability problems that may arise in a Product. National shall correct Product related problems and Fairchild shall correct all Process related problems.

15.0  TERM AND TERMINATION

    15.1 The term of this Agreement shall be thirty-nine (39) fiscal periods from the Effective Date; provided, however, that the Parties shall not less than eight (8) fiscal periods prior to the end of such thirty-ninth (39th) fiscal period determine in good faith either an extension to this Agreement or a ramp-down schedule of production so as to minimize disruption to both Parties. If the Parties are unable to agree on the terms governing a ramp-down, National shall be allowed to reduce its purchase commitment by not more than twenty percent (20%) per fiscal quarter, starting one fiscal quarter after the initial thirty-nine (39) fiscal period term of this Agreement. National will provide Fairchild with not less than ninety (90) days prior written notice of any such reduction.

    15.2 This Agreement may be terminated, in whole or in part, by one Party sending a written notice to the other Party of the termination of this Agreement, which notice specifies the reason for the termination, upon the happening of any one or more of the following events:

          (a) the other Party is the subject of a petition filed in a bankruptcy court of competent jurisdiction, whether voluntary or involuntary, which petition in the event of an involuntary petition is not dismissed within sixty (60) days; if a receiver or trustee is appointed for all or a substantial portion of the assets of the other Party; or if the other Party makes an assignment for the benefit of its creditors; or

          (b) the other Party fails to perform substantially any material covenant or obligation, or breaches any material representation or warranty provided for herein; provided, however, that no right of termination shall arise hereunder until sixty (60) days after receipt of written notice by the Party who has failed to perform from the other Party, specifying the failure of performance, and said failure having not been remedied or cured during said sixty (60) day period.

    15.3 Upon termination of this Agreement, all rights granted hereunder shall immediately terminate and each Party shall return to the other Party any property belonging to the other Party which is in its possession, except that Fairchild may continue to retain and use any rights or property belonging to National solely for the period necessary for it to finish manufacturing the currently forecasted Fairchild Assured Capacity and/or complete any production ramp-down activity. Nothing in this Section 15 is intended to relieve either Party of any liability for any payment or other obligations existing at the time of termination.

    15.4 The provisions of Sections 2, 12, 16, 17 and Paragraphs 19.5 and 19.8 shall survive the termination of this Agreement for any reason.


16.0  EXPORT CONTROL

    16.1 The Parties acknowledge that each must comply with all rules and laws of the United States government relating to restrictions on export. Each Party agrees to use its Best Efforts to obtain any export licenses, letters of assurance or other documents necessary with respect to this Agreement.

    16.2 Each Party agrees to comply fully with United States export laws and regulations, assuring the other Party that, unless prior authorization is obtained from the competent United States government agency, the receiving Party does not intend and shall not knowingly export or re-export, directly or indirectly, any Wafers, Products, technology or technical information received hereunder, that would be in contravention of any laws and regulations published by any United States government agency.


17.0  CONFIDENTIALITY

    17.1 For purposes of this Agreement, "Confidential Information" shall mean all proprietary information, including National and/or Fairchild trade secrets relating to the subject matter of this Agreement disclosed by one of the Parties to the other Party in written and/or graphic form and originally designated in writing by the disclosing Party as Confidential Information or by words of similar import, or, if disclosed orally, summarized and confirmed in writing by the disclosing Party within thirty (30) days after said oral disclosure, that the orally disclosed information is Confidential Information.

    17.2 Except as may otherwise be provided in the Technology Licensing and Transfer Agreement, each Party agrees that it will not use in any way for its own account, or for the account of any third party, nor disclose to any third party except pursuant to this Agreement, any Confidential Information revealed to it by the other Party. Each Party shall take every reasonable precaution to protect the confidentiality of said information. Each Party shall use the same standard of care in protecting the Confidential Information of the other Party as it normally uses in protecting its own trade secrets and proprietary information.

    17.3 Notwithstanding any other provision of this Agreement, no information received by a Party hereunder shall be Confidential
Information if said information is or becomes:

          (a) published or otherwise made available to the public other than by a breach of this Agreement;

          (b) furnished to a Party by a third party without restriction on its dissemination;

          (c) approved for release in writing by the Party designating said information as Confidential Information;

          (d) known to, or independently developed by, the Party receiving Confidential Information hereunder without reference to or use of said Confidential Information; or

          (e) disclosed to a third party by the Party transferring said information hereunder without restricting its subsequent disclosure and use by said third party.

    17.4 In the event that either Party determines on the advice of its counsel that it is required to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process.


 18.0  REPORTS AND COMMUNICATIONS

    18.1 Each Party hereby appoints a Program Manager whose responsibilities shall include acting as a focal point for the technical and commercial discussions between them related to the subject matter of this Agreement, to include monitoring within his or her respective company the distribution of Confidential Information received from the other Party and assisting in the prevention of the unauthorized disclosure of Confidential Information within the company and to third parties. The Program Managers shall also be responsible for maintaining pertinent records and arranging such conferences, visits, reports and other communications as are necessary to fulfill the terms and conditions of this Agreement. The names, addresses and telephone numbers of the Program Managers will be communicated between the Parties from time to time.


19.0  GENERAL

    19.1 AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

    19.2 FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials or utilities (provided that such unavailability is not caused by the actions or inactions of the Party claiming force majeure), or the intervention of any government authority, providing that the Party failing in or delaying its performance immediately notifies the other Party of its inability to perform and states the reason for such inability.

    19.3 ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in acquisition financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

    19.4 COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

    19.5 CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties hereto, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

    19.6 WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement such failure shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce such provision or right or any other provision or right. Should either of the Parties waive any provision or right under this Agreement, such waiver shall not be construed as constituting a waiver of any other provision or right.

    19.7 SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

    19.8 LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS
OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NONPERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

    19.9 EFFECT OF HEADINGS: The headings and sub-headings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

    19.10 INTEGRATION: The agreement of the Parties, which is composed of this Agreement and the Exhibits hereto and the documents referred to herein, constitutes the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof.

    19.11 PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.

    19.12 NO PARTNERSHIP OR AGENCY CREATED: Nothing contained herein or done pursuant to this Agreement shall constitute the Parties as entering upon a joint venture or partnership, or shall constitute either Party the agent for the other Party for any purpose or in any sense whatsoever.

    19.13 BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and assigns.

    19.14 NOTICES: All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted if transmitted by telecopy, electronic or digital transmission method; the day after it is sent, if sent for next day delivery to a domestic address by a recognized overnight delivery service (e.g. Federal Express) and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

          National:  National Semiconductor Corporation
                     2900 Semiconductor Drive
                     P.O. Box 58090
                     MS 16-135
                     Santa Clara, CA 95052-8090
                     Attn:  General Counsel
                     FAX:  (408) 733-0293

          Fairchild:  Fairchild Semiconductor Corporation
                      MS 01-00 (General Counsel)
                      333 Western Avenue
                      South Portland, ME 04106
                      FAX:  (207) 761-6020

          or to such other place as such Party may designate as to itself by written notice to the other Party.

          IN WITNESS WHEREOF, the Parties have had this Agreement executed by their respective duly authorized officers on the day and date first written above. The persons signing warrant that they are duly authorized to sign for and on behalf of the respective parties.


NATIONAL SEMICONDUCTOR CORPORATION



By:   /s/ JOHN M. CLARK III
Title:  Senior Vice President



FAIRCHILD SEMICONDUCTOR CORPORATION



By:  /s/ JOSEPH R. MARTIN
Title:  Executive Vice President


                                       EXHIBIT 10.7

                  NATIONAL FOUNDRY SERVICES AGREEMENT


         THIS NATIONAL FOUNDRY SERVICES AGREEMENT ("Agreement") is dated and made effective this 11th day of March, 1997 (the "Effective Date") by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95052-8090 ("National") and FAIRCHILD SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 333 Western Avenue, South Portland, Maine 04106 ("Fairchild"). National and/or Fairchild may be referred to herein as a "Party" or the "Parties" as the case may require.


                              WITNESSETH:

         WHEREAS, the Parties have entered into a certain Asset Purchase Agreement (hereinafter referred to as the "Purchase Agreement") under which Fairchild is acquiring certain of the assets of National's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil/Aero Logic Products) (the "Business"); and

         WHEREAS, National, using proprietary processes, has been manufacturing silicon wafers containing certain integrated circuits for Fairchild at the Facility; and

         WHEREAS, National and Fairchild desire to enter into an agreement under which National will continue to provide certain manufacturing services to Fairchild following the closing of the transactions contemplated by the Purchase Agreement; and

         WHEREAS, National and Fairchild recognize that the prices Fairchild shall pay to National for silicon wafers manufactured pursuant to this Agreement are determined based on the collateral transactions and ongoing relationship between the Parties, as expressed in the Purchase Agreement, Revenue Side Letter between National and Fairchild of even date herewith (the "Revenue Side Letter") and the Operating Agreements (as defined in Paragraph 6.2); and

         WHEREAS, the execution and delivery of this Agreement is a condition precedent to the closing of the transactions contemplated by the Purchase Agreement.


         NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the Parties hereto, intending to be legally bound hereby, do agree as follows:


1.0  DEFINITIONS

         1.1 "Acceptance Criteria" shall mean the electrical parameter testing, process control monitor ("PCM") and other inspections for each Product and/or Process as set forth in Exhibit F hereto, all of which are to be performed by National prior to shipment of Wafers hereunder.

         1.2 "Best Efforts" shall require that the obligated Party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any material expenditure of funds or the incurrence of any material liability on the part of the obligated Party, which expenditure or liability is unreasonable in light of the related objective, nor does it require that the obligated Party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated Party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

         1.3 "Confidential Information" shall have the meaning set forth in Paragraph 16.1 below.

         1.4 "Effective Date" shall mean the date first set forth above.

         1.5 "Equivalent Wafers" shall mean the actual number of Wafers in a given Process multiplied by the process complexity factor for that Process, as set forth in Exhibit A hereto.

         1.6 "Facility" shall mean National's existing wafer fabrication facility located at Arlington, Texas.

         1.7 "Fairchild" shall mean Fairchild Semiconductor Corporation and its Subsidiaries.

         1.8 "National" shall mean National Semiconductor Corporation and its Subsidiaries.

         1.9 "National Assured Capacity" shall mean the capacity that National agrees to supply Fairchild pursuant to Section 5 below.

         1.10 "Masks" shall mean the masks and reticle sets, including the mask holders and ASM pods, for the Products and Wafers used to manufacture Products hereunder.

         1.11 "Processes" shall mean those National proprietary wafer manufacturing processes and associated unit processes to be used in the fabrication of Wafers hereunder which are set forth in Exhibit A hereto, as such processes shall be modified from time to time as agreed by the Parties.

         1.12 "Products" shall mean Fairchild's integrated circuit products for which Wafers will be manufactured by National for Fairchild hereunder and which are identified by Fairchild's part numbers listed in Exhibit B hereto, which exhibit may be amended from time to time as the Parties may agree.

         1.13 "Quality and Reliability Criteria" shall mean National's manufacturing process quality and reliability specifications, as set forth in the revision of National Specification CP0008 which is in effect as of the Effective Date, and which are to be followed by National in manufacturing Wafers hereunder.

         1.14 "Specifications" shall mean the technical specifications as listed in Exhibit B for each of the Products as provided in this Agreement.

         1.15 "Subsidiary" shall mean any corporation, partnership, joint venture or similar entity more than fifty percent (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.

         1.16 "Wafers" shall mean six-inch (6") silicon wafers for any of the Products to be manufactured by National hereunder.

         1.17 "Wafer Module" shall mean any of the National six-inch (6") wafer fabrication units in Arlington, Texas.


2.0  PROCESSES

         2.1 All manufacturing hereunder shall take place at the Facility. National shall not manufacture Wafers or transfer any Fairchild-owned intellectual property or technical information outside of the Facility other than as may be permitted under this Agreement.

         2.2 Exhibit A lists the Processes which National shall use in manufacturing Wafers hereunder for Fairchild. Exhibit A may be amended from time to time by mutual agreement in writing of the Parties, as new processes are developed and older Processes become obsolete.

         2.3 National agrees to utilize Best Efforts to allow Fairchild to source Wafers from Taiwan Semiconductor Manufacturing Corporation ("TSMC") by means of the Joint Purchasing Arrangements as provided in the Transition Services Agreement between the Parties of even date herewith. Fairchild's target eight-inch Wafer process flow and expected eight-inch Wafer requirements are set forth in Exhibit H hereto.

         2.4 After qualification is successfully completed for any Product to be manufactured under this Agreement, if National desires to make material Process changes affecting form, fit or function, National will notify Fairchild of the intended change in accordance with National's process change procedures then in effect. If the proposed changes are unacceptable to Fairchild, Fairchild and National shall work together in efforts to resolve the problem and qualify the changed Process for making Wafers. If during the first fifteen (15) fiscal periods of this Agreement the Parties are unable to resolve the problem, National shall continue to run the unmodified Process to supply Wafers pursuant to this Agreement. After the first fifteen (15) fiscal periods of this Agreement, if the Parties are unable to resolve the problem, National shall have the right to make such Process changes upon the provision of ninety (90) days prior written notice to Fairchild.

         2.5 Should National elect to discontinue a Process, it must give Fairchild written notice of no less than twelve (12) fiscal periods. In no event, however, may National discontinue any Process during the first thirty-nine (39) fiscal periods of this Agreement unless Fairchild agrees. Subsequent to National's notice of Process discontinuance, National will make provisions with Fairchild for Last Time Buys, and commit to ship all Wafers requested in such Last Time Buys as the Parties may negotiate.

         2.6 Just prior to the qualification of National's eight inch (8") wafer fab in South Portland, Maine and National's 0.35 micron
CMOS process technology in that wafer fab, the Parties will undertake good faith negotiations to make foundry capacity in said 8" wafer fab available to Fairchild under terms generally similar to those hereunder.


 3.0 EXISTING PRODUCTS; SET UP AND QUALIFICATION OF NEW
     PRODUCTS; MODIFICATION OF EXISTING PRODUCTS

         3.1 For each new Product that Fairchild proposes to have National manufacture, Fairchild will provide to National in advance the Specifications and design layout of the Product for review and comment by National. The Parties will also agree on the Acceptance Criteria, including electrical test parameters, and Quality and Reliability Criteria for the prototype Wafers to be manufactured for the new Product during the qualification process.

         3.2 An initial data base for Mask generation or pattern generation, or acceptable production Masks will be provided by Fairchild to National, at Fairchild's expense, for each new Product to be fabricated for Fairchild. In the alternative, Fairchild may provide National with prime die design data and National will provide the frame and fracture services and procure the Mask set at Fairchild's expense. After receipt of the initial data base, or pattern generation tape, or master or sub-master Mask set, additional and/or replacement Mask sets shall be the responsibility and expense of National. All such data bases, pattern generation tapes and Mask sets shall be the property of Fairchild, regardless of whether they were initially supplied by Fairchild or replaced by National.

         3.3 As soon as practical following agreement on the items in Paragraph 3.1 above, and following receipt of a written purchase order from Fairchild, National will begin manufacture of one or more lots of twelve (12) prototype Wafers for such Product as is specified in the purchase order. National will perform the electrical testing specified in the initial Acceptance Criteria and supply the test data to Fairchild with the prototype Wafers. National's obligation shall be limited to providing Wafers that meet the applicable PCM specifications and the associated test data. Fairchild will promptly inspect the prototype Wafers and notify National in writing of the results. If the prototype Wafers do not meet the Acceptance Criteria and Quality and Reliability Criteria, the Parties will cooperate in good faith to determine the reason for such failure.

         3.4 In connection with the completion of the qualification process for any new Product, Fairchild will deliver to National final Specifications for the Product incorporating any changes agreed in writing by the Parties during the qualification process. The Parties will also negotiate for each Product the final Acceptance Criteria and Quality and Reliability Criteria to be used for the commercial production lots of Wafers.

         3.5 Unless otherwise agreed in writing, production quantities of Wafers of a new Product will not be manufactured prior to completion of the qualification process under this Section 3. In the event that Fairchild desires for National to manufacture production quantities, the Parties will agree in writing on the terms before National accepts the purchase order.

         3.6 If either Fairchild or National desires to make any changes to the final Specifications, Acceptance Criteria or Quality and Reliability Criteria for any existing Product, that Party shall notify the other Party in writing and negotiate the changes in good faith, including any changes in prices required by such modifications. A modification to any of the foregoing will be binding only when a writing to which such modification is attached has been signed by both Parties as provided in this Agreement. The Parties will separately negotiate the price and terms of any prototype Wafers required in connection with such change.

         3.7 National may at its discretion declare a Product obsolete if such Product has not been run in production for a minimum of six (6) fiscal periods. National must provide Fairchild with twelve (12) months prior written notice of an obsolescence declaration and make reasonable provisions with Fairchild for a Last Time Buy for such Product. Within thirty (30) days after completing production of Fairchild's Last Time Buy, National shall return all data bases and Masks for such Product to Fairchild.



4.0  CAPACITY; VOLUME COMMITMENTS; PRODUCTION PLANNING

         4.1 All planning herein will be done under National's accounting calendar which currently divides its fiscal year into four
(4) equal fiscal quarters, each of which consists of three (3) fiscal periods. The first two (2) periods of each quarter are of four (4) weeks in duration and the third period is of five (5) weeks duration.

         4.2 Two (2) weeks prior to the end of each National fiscal period Fairchild will provide in writing to National a baseline quantity of Wafers, set forth in terms of Wafer starts by Wafer Module, for the next eight (8) fiscal periods (the "Capacity Request"). The Capacity Request shall clearly state each Wafer in terms of six-inch (6") Equivalent Wafers. Equivalency factors are set forth in Exhibit A. Fairchild's initial Capacity Request and National's Assured Capacity response formats are set forth in Exhibit D.

         4.3 Each fiscal period Fairchild may change the Capacity Request in accordance with the following table, provided that the maximum Capacity Request does not exceed Fairchild's share of a Wafer Module's installed equipment capacity as provided herein. Any changes outside those permitted under the following table must be by mutual consent of the Parties.

Fiscal Periods in the Capacity Request    Permitted Changes
Period 1                                        Fixed
Period 2                                        +/-10%
Period 3                                        +/-15%
Period 4                                        +/-20%
Period 5                                        +/-25%
Period 6                                        +/-30%
Period 7                                        +/-35%
Period 8                                        +/-40%


         4.4 Fairchild's share of a Wafer Module's installed equipment capacity will equal the previous National Assured Capacity for the Wafer Module, plus that percentage of any excess capacity available in the Wafer Module equal to Fairchild's percentage of the currently utilized capacity in said Wafer Module. Installed equipment capacity is set forth below:

         Wafer Module             Annual Capacity
         Arlington, TX            20,000 6" wafers

         4.5 One (1) work week after receipt of the Capacity Request, National shall provide Fairchild with a response to such Capacity Request, the "National Assured Capacity". The National Assured Capacity must guarantee the amount requested in Fairchild's latest Capacity Request, provided that any changes to Fairchild's latest Capacity Request are within the limits of Paragraph 4.3. National shall utilize its Best Efforts to comply with any requests by Fairchild for capacity above those which are permitted under Paragraph 4.3. In any case, National shall be obligated hereunder to provide Fairchild with the Wafer starts guaranteed in the National Assured Capacity response. The initial National Assured Capacity response will be the last one provided prior to the Effective Date. Set forth below are two examples of the foregoing:

Example #1 The new Capacity Request is less than the last National Assured Capacity response.

            Period                 A    B    C    D    E    F    G    H
Last Capacity Request             100  100  100  100  100  100  100  100
Last National Assured Capacity    100  100  100  100  100  100  100  100
New Capacity Request              100   90   85   80   75   70   65   65
New National Assured Capacity     100   90   85   80   75   70   65   65


Example #2 The new Capacity Request is greater than the last National Assured Capacity response.

            Period                 A    B    C    D    E    F    G    H
Last Capacity Request             100  100  100  100  100  100  100  100
Last National Assured Capacity    100  100  100  100  100  100  100  100
New Capacity Request              100  110  115  120  125  130  135  135
New National Assured Capacity     100  110  115  120  125  130  135  135

         4.6  The timetable for the rolling eight fiscal period
Capacity Request, the National Assured Capacity response, purchase order release and detailed device level Wafer starts request for the next fiscal period are set forth in Exhibit D hereto.


5.0  PURCHASE ORDERS

         5.1 All purchases and sales between National and Fairchild shall be initiated by Fairchild's issuance of written purchase orders sent by either first class mail or facsimile. By written agreement of the Parties, purchase orders may also be sent and acknowledged by electronic data exchange or other mutually satisfactory system. Such "blanket" purchase orders shall be issued once per fiscal quarter for Wafers to be delivered three (3) fiscal periods in the future. They shall state the Wafer quantities (specifying whether equivalents or actual) by Wafer Module, and shipping and invoicing instructions. National shall accept purchase orders through a written or electronic acknowledgment. Within a reasonable time after receipt of Fairchild's detailed device level Wafer starts request for the next fiscal period, National shall provide Fairchild with a Wafer delivery schedule either on a weekly basis as the Wafers are started or for the Wafer starts for the entire fiscal period, as the parties may agree in writing. The purchase orders may utilize the first three (3) fiscal periods forecast in the eight period rolling forecast supplied pursuant to Section 4, as the embodiment of the purchase order for specifying the Wafer quantity by Wafer Module and Process, and whether sorted or unsorted.

         5.2 In the event of any conflict between the terms and conditions of this Agreement and either Party's purchase order, acknowledgment, or similar forms, priority shall be determined as follows:

         (a) typewritten or handwritten terms on the face of a written purchase order, acknowledgment or similar document or in the main body of an electronic equivalent which have been specifically accepted in writing by the other Party's Program Manager;

         (b)  the terms of this Agreement;

         (c) preprinted terms incorporated in the purchase order, acknowledgment or similar document.

         5.3 Consistent with standard practices of issuing specific device level details of part numbers to be fabricated on a weekly or periodic basis, Fairchild may unilaterally change the part number to be manufactured, provided that National agrees that the change does not negatively impact National's loadings and provided further that there is no change in the Process flow to be used. A change that will negatively impact loading or alter the Process flow may only be directed upon National's agreement; National shall utilize its Best Efforts to comply with such requested change. The specific part number detail shall be submitted by first class mail or facsimile. By written agreement of the Parties, specific part number detail may also be sent by electronic data exchange, or other mutually satisfactory system.

         5.4 Fairchild shall request delivery dates which are consistent with National's reasonable lead times for each Product as indicated at the time Fairchild's purchase order is placed. Notwithstanding the foregoing, National shall utilize its Best Efforts to accommodate requests by Fairchild for quick turnarounds or "hot lots", which includes prototype lots. Hot lot cycle times and the premiums to be paid therefor are listed in Exhibit K.

         5.5 National may manufacture lots of any size which satisfy the requirements of effective manufacturing. However, Fairchild must place orders for full flow and prototype Products in increments of twelve (12) or twenty-four (24) Wafers.


6.0  PRICES AND PAYMENT

         6.1 Set forth herein in Exhibit M is the Forecasted Volume of Wafers by Process that Fairchild will purchase from National during the term of this Agreement. Set forth in Exhibit N hereto are the prices which Fairchild shall pay to National for Wafers manufactured hereunder during the first six (6) fiscal periods of this Agreement.

         6.2 The Parties hereby acknowledge that the prices Fairchild shall pay to National for silicon wafers manufactured pursuant to this Agreement are based on the collateral transactions and ongoing relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter and corresponding Fairchild Foundry Services Agreement, Fairchild Assembly Services Agreement, and Mil/Aero Wafer and Services Agreement of even date herewith between the Parties (collectively the "Operating Agreements"). The prices which Fairchild shall pay to National for Wafers manufactured hereunder after the first six (6) fiscal periods of this Agreement are set forth herein at Exhibit
L. In addition, Products that qualify will be subject to a die cost adjustment as provided in Exhibit E.

         6.3 For purposes of Exhibit L, Fairchild, or any "Big 6" accounting firm designated by Fairchild, shall have reasonable rights to audit not more than twice each fiscal year the books and records of National relevant to the pricing terms of this Agreement in order to come to agreement with National with regard to National's actual manufacturing costs.

         6.4 Prices are quoted and shall be paid in U.S. Dollars. Such prices are on an FOB ship point basis. Payment terms are net thirty
(30) from date of invoice. Miscellaneous services may be invoiced separately.

         6.5 Fairchild shall pay, in addition to the prices quoted or invoiced, the amount of any freight, insurance, special handling and duties. Fairchild shall also pay all sales, use, excise or other similar tax applicable to the sale of goods or provision of services covered by this Agreement, or Fairchild shall supply National with an appropriate tax exemption certificate.

         6.6 Fairchild shall in no event be required to pay prices in excess of those charged by National for other third party foundry customers, for substantially similar products sold on substantially similar terms (e.g., volume, payment terms, manufacturing criteria, contractual commitments vs. spot buys, etc.). In the event National desires to perform such foundry services for other third party customers at such lower prices, National shall immediately notify Fairchild and Fairchild shall begin receiving the benefit of such lower price at the same time as such other third party customer. This Paragraph 6.6 shall not apply to the prices to be paid by Fairchild hereunder for the first twelve (12) fiscal periods of this Agreement, or for "spot buys" intended to fill underutilized capacity thereby caused by Fairchild.


 7.0  OTHER MANUFACTURING SERVICES

         7.1 At Fairchild's request, National will perform Wafer sort and test services based on sort and test programs prepared, owned and otherwise proprietary to Fairchild. Towards that end, Fairchild shall supply National with Fairchild-owned specific probe cards, load boards and test software in order that National may provide such services. Wafer sort shall be priced by hours of active sorting, with specific prices as set forth in Exhibit G.

         7.2 At Fairchild's request, National shall continue to provide certain ongoing operational support services (the "Miscellaneous Support Services") to Fairchild at the same level of support that was in effect as of the Effective Date on a purchase order basis at prices to be negotiated by the Parties case-by-case.

         7.3 In support of the Processes and those manufacturing processes listed in Exhibit C, National will make available design support information including the following items:

         (a)  Layout design rules.

         (b) Industry standard models for active devices (BSIM3v3 for CMOS devices and Gummel-Poon with parasitics for bipolar devices) representing nominal conditions and performance corners.

         (c) Industry standard models, as stated in the Fairchild NTPRS document in effect as of the Effective Date, for parasitic elements, such as interconnect resistances and capacitances, sheet resistivities of all conducting layers, parasitic capacitances for diffused areas, and so forth, including additional elements or devices intended for mixed-signal applications.

         (d) Process cross sections, if not already available at Fairchild.

         (e) Sufficient sizing and PCM information to assure the integrity of Masks ordered in support of Products to be manufactured.

         (f) Yield models plus applicable current and forecast parameters such as Ys and Do for those models.

 This information should be in the form of at least one controlled paper copy or electronic access to a controlled copy. Fairchild, at its discretion, may request a controlled electronic copy of the required information in lieu of the paper copy. National will provide the foregoing services at no charge to Fairchild, limited to those engineering services performed as of the Effective Date. Any additional requests are subject to fees set forth in Exhibit J.


8.0  DELIVERY; RESCHEDULING AND CANCELLATION

         8.1 National shall make reasonable and diligent efforts to deliver Wafers on the delivery dates specified in the Product delivery schedule provided by National pursuant to Paragraph 5.1. Any shipment made within fifteen (15) days before or after the shipment date(s) specified in said Product delivery schedule shall constitute timely shipment. Partial shipments will be allowed and may be invoiced separately. A delivery will be considered conforming if it contains a quantity equal to plus or minus five percent (5%) of the quantity ordered.

         8.2 If National has not made shipment of Products within fifteen (15) days after the shipment date specified in the Product delivery schedule provided by National pursuant to Paragraph 5.1, Fairchild shall have the right, subject to Paragraph 18.2, to cancel that portion of its purchase order pertaining to such Products, but only in the event that Fairchild's customer for those Products has cancelled its order with Fairchild for such Products. Notwithstanding the foregoing, if National has not made shipment of Products within thirty (30) days after the shipment date specified in the Product delivery schedule, Fairchild shall have the right, subject to Paragraph 18.2, in its sole discretion, to cancel that portion of its purchase order pertaining to such Products, regardless of whether Fairchild's customer has cancelled its order with Fairchild or not.

         8.3 All Wafers delivered pursuant to the terms of this Agreement shall be suitably packed for shipment in National's standard containers, marked for shipment to Fairchild's address set forth in the applicable purchase order and delivered to a carrier or forwarding agent chosen by Fairchild. Should Fairchild fail to designate a carrier, forwarding agent or type of conveyance, National shall make such designation in conformance with its standard shipping practices. Shipment will be F.O.B. shipping point, at which time risk of loss and title shall pass to Fairchild. Shipments will be subject to incoming inspection as set forth in Paragraph 9.2 below.

         8.4 To facilitate the inspection of Product deliveries to Fairchild, lot integrity shall be maintained on all such deliveries, unless specifically waived by mutual agreement of the Parties.

         8.5 Subject to the provisions of Section 5 hereof, Fairchild may cancel any purchase order upon at least one (1) week's notice prior to the commencement of manufacturing without charge, provided that Fairchild reimburses National for the cost of any unique raw materials purchased for such order.

8.6 Fairchild may request that National stop production of Wafers in process for Fairchild's convenience and National will consider stopping depending on the point of process. In such event, Fairchild shall pay for all Wafers at the agreed price, subject to a negotiated adjustment based upon the degree of completion of the Wafers and whether or not National is able to utilize the unfilled capacity. National will, if reasonably practicable, restart production of stopped Wafers one time within a reasonable time after receipt of a written request from Fairchild, subject to Fairchild's payment of any additional expenses incurred. Sections 9, 10 and 11 of this Agreement shall not apply to Wafers stopped under this Paragraph 8.6 for more than thirty (30) days, nor shall National make any commitments of yield with respect to such Wafers.

         8.7 In the event that Fairchild elects to maintain an inventory of partially finished Wafers, ownership of the partially finished Wafers will pass to Fairchild when they reach the holding point defined by the relevant Process flow. National will invoice Fairchild for such Wafers, but they will be stored under clean-room conditions and remain in the Wafer processing WIP management system. National will inform Fairchild of the number and types of these Wafers remaining in inventory at the end of each fiscal period. Further, the electronic records and physical inventory shall be available for inspection by Fairchild at any time. National shall credit Fairchild with the amount previously invoiced for any such Wafers at such time as they are restarted in the Process flow.

         8.8 As of 12:01 A.M. on the Effective Date, Fairchild will own all Wafers located at the Facility which National has commenced processing but which have not yet been completed in accordance with the pertinent Process flow. Unless expressly directed by Fairchild otherwise, National shall continue to process each Wafer to a normal state of completion in the applicable Wafer Module. Fairchild shall pay National for the accumulated additional processing costs, plus a twenty-five percent (25%) mark up, for the additional processing taking place on and after the Effective Date. The provisions of Sections 9, 10 and 11 hereof, shall specifically apply to all such Wafers.


9.0  QUALITY CONTROL AND INSPECTION; AND RELIABILITY

         9.1 National will manufacture Wafers in accordance with the Quality and Reliability Criteria for the applicable Product. Prior to shipment, National will perform the electrical parameter testing and other inspections specified to be performed by it in the applicable Acceptance Criteria on each Wafer lot manufactured. National will only ship those Wafer lots that successfully pass the applicable Acceptance Criteria. National will electronically provide Fairchild with the electrical test data specified in the applicable Acceptance Criteria. Wafers will be laser scribed with lot and wafer number for statistical monitoring and lot number traceability.

         9.2 Fairchild shall promptly provide for inspection and testing of each shipment of Wafers upon receipt in accordance with the Acceptance Criteria and shall notify National in writing of acceptance of the Wafers. If Fairchild has not given written notice to National of rejection of all or part of a shipment within thirty (30) days of receipt, Fairchild will be deemed to have accepted such Wafers. In the event any lot or Wafer is found to fail the Acceptance Criteria prior to final acceptance, Fairchild shall promptly return it to National, together with all test data and other information reasonably required by National. Upon confirmation by National that such Wafers fail the Acceptance Criteria, National shall replace such lot or Wafer on a timely basis.

         9.3 Fairchild shall promptly provide for yield probe tests to be conducted on the Wafers and communicate the results of the tests to National within thirty (30) days of receipt of Wafers from National. The right to return any Wafers for low yield shall be governed by
Section 10 below.

         9.4 MPS-3-000 (Material Procurement Specification) - General Provisions and Quality Requirements for External (Non-National) Wafer Fab Facilities and MPS-3-001 (Material Procurement Specification) - Technical Requirements for CMOS Processing are the National policies for the purchase of integrated circuits from independent suppliers. These policies as in effect at the Effective Date shall provide criteria for the initial and continuing qualification of the Facility and evaluation of Wafers manufactured by National hereunder. To the extent that those policies are not inconsistent with the provisions of this Agreement, Fairchild shall not be required to accept delivery of any Wafers hereunder if National fails to comply with said policies or such other similar policies as may be mutually agreed to in writing by the Parties.

         9.5 National hereby warrants that the Facility currently is, and will remain throughout the term of this Agreement, ISO9000 certified.


10.0  MINIMUM YIELD ASSURANCES

         10.1  National will guarantee a minimum yield assurance
("MYA") on a per Product basis for those Wafers fabricated and probed by National. For Wafers not sorted by National the MYA limits will apply only to Wafers whose substandard yield is caused by materials or National's workmanship. MYAs shall function as a reliability screen hereunder for maverick Wafers, via standard sort test results and yield.

         10.2 The baseline yield and initial MYA for each Product to be manufactured by National hereunder is set forth in Exhibit B hereto.

         10.3 For a new Product, the baseline yield and MYA will be established after a minimum of twenty (20) Wafer lot runs have been tested to production released test programs. A new baseline yield and MYA will be calculated whenever Fairchild makes any modifications to said test programs.

         10.4 For Products that qualify for die cost sharing, as provided in Exhibit E, the baseline Net Die Per Wafer (NDPW) for the Product will be used for defining the MYA. For all other Products, each fiscal quarter, each Product's baseline yield will be calculated using the previous fiscal quarter's results, or the previous twenty (20) Wafer lot runs if less than twenty (20) Wafer lot runs were processed in said previous quarter. The mean and standard deviation (sigma) yield for a Product will be calculated using individual Wafer data. Zero yielding Wafers will be excluded from such calculations. The results of such calculations will be used in defining the MYA for that Product for the quarter in which the calculations are made, but only if the mean yield changes by more than +/-2%.


         10.5 MYA will be determined as follows. For purposes of Wafers manufactured in the Facility, Wafers which yield less than sixty percent (60%) of the mean will be considered discrepant and may be returned for full credit at Fairchild's discretion. In no event shall National accept returns of Wafers on non-released products.

         10.6 Fairchild shall provide yield analysis information on Wafers returned to National under this Section 10, in order to assist National in continuous Process improvement.

         10.7 In the event of an extended period of substandard yields on a Product, National will utilize its Best Efforts to correct any Process related causes and the Parties will negotiate in good faith to make up for the Process related yield loss experienced by Fairchild and its customers.


11.0  WARRANTY

         11.1 National warrants that the Wafers delivered hereunder shall meet the Quality and Reliability Criteria and shall be free from defects in material and National's workmanship under normal use for a period of one (1) year from the date of delivery. If, during the one year period:

           (i) National is notified in writing promptly upon discovery with a detailed description of any such defect in any Product (at which time National shall issue a return material authorization number to Fairchild), and;

           (ii) Fairchild returns such Product to the applicable Facility at Fairchild's expense for inspection; and

           (iii) National's examination of such Product reveals that the Product is indeed defective and does not meet the applicable Quality and Reliability Criteria or is defective in materials or National's workmanship and such problems are not caused by accident, abuse, misuse, neglect, improper storage, handling, packaging or installation, repair, alteration or improper testing or use by someone other than National then, within a reasonable time, National, at its sole option, shall either replace or credit Fairchild for such defective Product. National shall return any Products replaced under this warranty to Fairchild transportation prepaid, and shall reimburse Fairchild for the transportation charges paid by Fairchild in returning such defective Products to National.

         11.2 THE FOREGOING WARRANTY CONSTITUTES NATIONAL'S EXCLUSIVE LIABILITY, AND FAIRCHILD'S EXCLUSIVE REMEDY, FOR ANY BREACH OF WARRANTY. EXCEPT AS SET FORTH HEREIN, NATIONAL MAKES AND FAIRCHILD RECEIVES NO WARRANTIES OR CONDITIONS ON THE PRODUCTS, EXPRESS, IMPLIED, STATUTORY OR OTHERWISE, AND NATIONAL SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


12.0  ON-SITE INSPECTION AND INFORMATION

         12.1 National shall allow Fairchild and/or Fairchild's customers to visit and evaluate the Facility during normal business hours as part of established source inspection programs, it being understood and agreed between Fairchild and National that Fairchild must obtain the concurrence of National for the scheduling of all such visits, which such concurrence shall not be unreasonably withheld. It is anticipated that such visits will occur no more than once per quarter on average.

         12.2 Upon Fairchild's written request, National will provide Fairchild with process control information, to include but not be limited to: process and electrical test yield results, current process specifications and conformance to specifications; calibration schedules and logs for equipment; environmental monitor information for air, gases and DI water; documentation of operator qualification and training; documentation of traceability through National's operation; and National verification information. Except for exigent circumstances, such requests shall not be made more than twice per year for a given category of information.


13.0  PRODUCT ENGINEERING SUPPORT

         13.1 The Parties will cooperate in allowing Fairchild employees to have reasonable access to the Facility during the term of this Agreement (the "Fairchild Engineering Team"), in order to assist in Product developments and improvements. National will provide reasonable office space to the Fairchild Engineering Team, if required on a temporary basis, not to exceed sixty (60) days per occurrence, at no expense to Fairchild. Should the Fairchild Engineering Team require long term, dedicated office space, Fairchild agrees to pay National the overhead cost associated with such space. The Fairchild Engineering Team will comply with all applicable National regulations in force at the Facility and Fairchild hereby agrees to hold National harmless for any damages or liability caused by any member of the Fairchild Engineering Team, which are attributable to: (i) the negligence or willful malfeasance of such member, and (ii) any failure by such member to comply with National's regulations in force at the Facility or with applicable law.

         13.2  National shall assist the efforts of the Fairchild
Engineering Team and provide Fairchild with reasonable and timely support.


         13.3 National shall assist Fairchild in any efforts to identify any reliability problems that may arise in a Product.
Fairchild shall correct Product related problems and National shall correct all Process related problems.


14.0  TERM AND TERMINATION

         14.1 The term of this Agreement shall be thirty-nine (39) fiscal periods from the Effective Date, provided however that the Parties shall not less than eight (8) fiscal periods prior to the end of such thirty-ninth (39th) fiscal period determine in good faith a ramp-down schedule of production so as to minimize disruption to both Parties. If the Parties are unable to agree on the terms governing a ramp- down, Fairchild shall be allowed to reduce its purchase commitment by not more than twenty percent (20%) per fiscal quarter, starting one fiscal quarter after the initial thirty- nine (39) fiscal period term of this Agreement. Fairchild will provide National with not less than ninety (90) days prior written notice of any such reduction.

         14.2 This Agreement may be terminated, in whole or in part, by one Party sending a written notice to the other Party of its election to terminate, which notice specifies the reason for the termination, upon the happening of any one or more of the following events:

         (a) the other Party is the subject of a petition filed in a bankruptcy court of competent jurisdiction, whether voluntary or involuntary, which petition in the event of an involuntary petition is not dismissed within sixty (60) days; if a receiver or trustee is appointed for all or a substantial portion of the assets of the other Party; or if the other Party makes an assignment for the benefit of its creditors; or

         (b) the other Party fails to perform substantially any material covenant or obligation, or breaches any material representation or warranty provided for herein; provided, however, that no right of termination shall arise hereunder until sixty (60) days after receipt of written notice by the Party who has failed to perform from the other Party, specifying the failure of performance, and said failure having not been remedied or cured during said sixty (60) day period.

         14.3 Upon termination of this Agreement, all rights granted hereunder shall immediately terminate and each Party shall return to the other Party any property belonging to the other Party which is in its possession, except that National may continue to retain and use any rights or property belonging to Fairchild solely for the period necessary for it to finish manufacturing during any ramp-down period. Nothing in this Section 14 is intended to relieve either Party of any liability for any payment or other obligations existing at the time of termination.

         14.4 The provisions of Sections 11, 15, 16 and Paragraphs 18.5 and 18.8 shall survive the termination of this Agreement for any reason.


15.0  EXPORT CONTROL

         15.1 The Parties acknowledge that each must comply with all rules and laws of the United States government relating to restrictions on export. Each Party agrees to use its Best Efforts to obtain any export licenses, letters of assurance or other documents necessary with respect to this Agreement.

         15.2 Each Party agrees to comply fully with United States export laws and regulations, assuring the other Party that, unless prior authorization is obtained from the competent United States government agency, the receiving Party does not intend and shall not knowingly export or re-export, directly or indirectly, any Wafers, Products, technology or technical information received hereunder, that would be in contravention of any laws and regulations published by any United States government agency.


16.0  CONFIDENTIALITY

         16.1 For purposes of this Agreement, "Confidential Information" shall mean all proprietary information, including Fairchild and/or National trade secrets relating to the subject matter of this Agreement disclosed by one of the Parties to the other Party in written and/or graphic form and originally designated in writing by the disclosing Party as Confidential Information or by words of similar import, or, if disclosed orally, summarized and confirmed in writing by the disclosing Party within thirty (30) days after said oral disclosure, that the orally disclosed information is Confidential Information.

         16.2 Except as may otherwise be provided in the Technology Licensing and Transfer Agreement between the Parties of even date herewith, each Party agrees that it will not use in any way for its own account, or for the account of any third party, nor disclose to any third party except pursuant to this Agreement, any Confidential Information revealed to it by the other Party. Each Party shall take every reasonable precaution to protect the confidentiality of said information. Each Party shall use the same standard of care in protecting the Confidential Information of the other Party as it normally uses in protecting its own trade secrets and proprietary information.

         16.3 Notwithstanding any other provision of this Agreement, no information received by a Party hereunder shall be Confidential
Information if said information is or becomes:


         (a) published or otherwise made available to the public other than by a breach of this Agreement;

         (b) furnished to a Party by a third party without restriction on its dissemination;

         (c) approved for release in writing by the Party designating said information as Confidential Information;

         (d) known to, or independently developed by, the Party receiving Confidential Information hereunder without reference to or use of said Confidential Information; or

         (e) disclosed to a third party by the Party transferring said information hereunder without restricting its subsequent disclosure and use by said third party.

         16.4 In the event that either Party determines on the advice of its counsel that it is required to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expense of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process.


17.0  REPORTS AND COMMUNICATIONS

         17.1 Each Party hereby appoints a Program Manager whose responsibilities shall include acting as a focal point for the technical and commercial discussions between them related to the subject matter of this Agreement, to include monitoring within his or her respective company the distribution of Confidential Information received from the other Party and assisting in the prevention of the unauthorized disclosure of Confidential Information within the company and to third parties. The Program Managers shall also be responsible for maintaining pertinent records and arranging such conferences, visits, reports and other communications as are necessary to fulfill the terms and conditions of this Agreement. The names, addresses and telephone numbers of the Program Managers will be communicated between the Parties from time to time.


18.0  GENERAL

         18.1 AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

         18.2 FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials or utilities (provided that such unavailability is not caused by the actions or inactions of the Party claiming force majeure), or the intervention of any government authority, providing that the Party failing in or delaying its performance immediately notifies the other Party of its inability to perform and states the reason for such inability.

         18.3 ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in acquisition financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

         18.4 COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

         18.5 CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties hereto, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

         18.6 WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement, such failure shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce such provision or right or any other provision or right. Should either of the Parties waive any provision or right under this Agreement, such waiver shall not be construed as constituting a waiver of any other provision or right.

         18.7 SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

         18.8 LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NONPERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

         18.9 EFFECT OF HEADINGS: The headings and subheadings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

         18.10 INTEGRATION: The agreement of the Parties, which is composed of this Agreement and the Exhibits hereto and the documents referred to herein, constitutes the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof.

         18.11 PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting, securities laws and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.

         18.12 NO PARTNERSHIP OR AGENCY CREATED: Nothing contained herein or done pursuant to this Agreement shall constitute the Parties as entering upon a joint venture or partnership, or shall constitute either Party the agent for the other Party for any purpose or in any sense whatsoever.

         18.13 BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and assigns.

         18.14 NOTICES: All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted if transmitted by telecopy, electronic or digital transmission method; the day after it is sent, if sent for next day delivery to a domestic address by a recognized overnight delivery service (e.g., Federal Express); and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

National:             National Semiconductor Corporation
                      2900 Semiconductor Drive
                      P.O. Box 58090
                      M/S 16-135
                      Santa Clara, CA  95052-8090
                      Attn:  General Counsel
                      FAX:  (408) 733-0293




Fairchild:            Fairchild Semiconductor Corporation
                      M/S 01-00 (General Counsel)
                      333 Western Avenue
                      South Portland, ME  04106
                      FAX:  (207) 761-6020

or to such other place as such Party may designate as to itself by written notice to the other Party.

         IN WITNESS WHEREOF, the Parties have had this Agreement executed by their respective duly authorized officers on the day and date first written above. The persons signing warrant that they are duly authorized to sign for and on behalf of the respective Parties.


FAIRCHILD SEMICONDUCTOR CORPORATION



By:   /s/ JOSEPH R. MARTIN
-------------------------------------
Title: Executive Vice President & CFO


NATIONAL SEMICONDUCTOR CORPORATION



By:   /s/ JOHN M. CLARK III
----------------------------------
Title: Senior Vice President


                                                          EXHIBIT 10.8

                 MIL/AERO WAFER AND SERVICES AGREEMENT


         THIS MIL/AERO WAFER AND SERVICES AGREEMENT ("Agreement") is dated and made effective this 11th day of March, 1997 (the "Effective Date") by and between NATIONAL SEMICONDUCTOR CORPORATION, a Delaware corporation, having its principal place of business at 2900 Semiconductor Drive, Santa Clara, California 95052-8090 ("National") and [FAIRCHILD SEMICONDUCTOR CORPORATION], a Delaware corporation, having its principal place of business at 333 Western Avenue, South Portland, Maine 04106 ("Fairchild"). National and/or Fairchild may be referred to herein as a "Party" or the "Parties" as the case may require.

                          W I T N E S S E T H:

         WHEREAS, the Parties have entered into a certain Asset Purchase Agreement (hereinafter referred to as the "Purchase Agreement") under which Fairchild is acquiring certain of the assets of National's Logic, Memory and Discrete Power and Signal Technologies Business Units as historically conducted and accounted for (including Flash Memory, but excluding Public Networks, Programmable Products and Mil/Aero Logic Products) (the "Business"); and

         WHEREAS, pursuant to the transactions contemplated in the Purchase Agreement, Fairchild is acquiring National's manufacturing facilities in South Portland, Maine (excluding the eight-inch fab and related facilities); West Jordan, Utah; Penang, Malaysia; and Cebu, the Philippines; and

         WHEREAS, after the closing of the transactions contemplated by the Purchase Agreement Fairchild will own and operate the Facilities; and

         WHEREAS, National, using proprietary processes, has been manufacturing silicon wafers containing certain integrated circuits intended for use in Mil/Aero products at the Facilities and performing associated services; and

         WHEREAS, National is conveying to Fairchild certain intellectual property rights pursuant to the Technology Licensing and Transfer Agreement between National and Fairchild, of even date herewith; and

         WHEREAS, National and Fairchild desire to enter into an agreement under which Fairchild will continue to provide certain manufacturing services and Fairchild Products to National following the closing of the transactions contemplated by the Purchase Agreement; and

         WHEREAS, National and Fairchild recognize that the prices National shall pay to Fairchild for Products manufactured pursuant to this Agreement are determined based on the collateral transactions and ongoing relationship between the Parties as expressed in the Purchase Agreement, Revenue Side Letter of even date herewith (the "Revenue Side Letter") and other Operating Agreements (as defined in Paragraph 9.1); and

         WHEREAS, the execution and delivery of this Agreement is a condition precedent to the closing of the transactions contemplated by the Purchase Agreement.

         NOW, THEREFORE, in furtherance of the foregoing premises and in consideration of the mutual covenants and obligations hereinafter set forth, the Parties hereto, intending to be legally bound hereby, do agree as follows:


1.0  DEFINITIONS

     1.1 "Acceptance Criteria" shall mean the electrical parameter testing, process control monitor ("PCM") and other inspections for each Product and/or Process as set forth in Exhibit F hereto, all of which are to be performed by Fairchild prior to shipment of Wafers hereunder.

     1.2 "Best Efforts" shall require that the obligated Party make a diligent, reasonable and good faith effort to accomplish the applicable objective. Such obligation, however, does not require any material expenditure of funds or the incurrence of any material liability on the part of the obligated Party, which expenditure or liability is unreasonable in light of the related objective, nor does it require that the obligated Party act in a manner which would otherwise be contrary to prudent business judgment or normal commercial practices in order to accomplish the objective. The fact that the objective is not actually accomplished is no indication that the obligated Party did not in fact utilize its Best Efforts in attempting to accomplish the objective.

     1.3 "Confidential Information" shall have the meaning set forth in Paragraph 19.1 below.

     1.4   "Effective Date" shall mean the date first set forth above.

     1.5 "Equivalent Wafers" for Wafers manufactured at the South Portland, Maine six-inch fab shall mean the actual number of Wafers in a given Process multiplied by the process complexity factor for that Process, as set forth in Exhibit A hereto; and for Wafers manufactured in a four or five-inch fab, Equivalent Wafers shall mean the number of six inch equivalent Wafers.

     1.6 "Facilities" shall mean the existing wafer fabrication facilities located at South Portland, Maine (excluding the eight inch fabrication facility of which National is retaining ownership) and West Jordan, Utah transferred to Fairchild from National pursuant to the Purchase Agreement.

     1.7 "Fairchild" shall mean Fairchild Semiconductor Corporation and its Subsidiaries.

     1.8 "Fairchild Assured Capacity" shall mean the capacity that Fairchild agrees to supply National pursuant to Section 7 below.

     1.9 "Masks" shall mean the masks and reticle sets, including the mask holders and ASM pods, for the Products and Wafers used to manufacture Products hereunder.

     1.10 "Mil/Aero Business" shall mean the development, manufacture, marketing and sale of integrated circuits that: (i) conform to government drawings and qualifications, including but not limited to JAN, SMD, QML, RHA, 883; or (ii) standard products in military temperature grade (-55 C to 125 C) designated as 5400 series or ceramic packaged DM series.

     1.11 "National" shall mean National Semiconductor Corporation and its Subsidiaries.

     1.12 "Processes" shall mean those wafer manufacturing processes and associated unit processes to be used in the fabrication of Wafers hereunder which are set forth in Exhibit A hereto, as such processes shall be modified from time to time as agreed in writing by the Parties.

     1.13 "Products" shall mean National's Mil/Aero integrated circuit products which will be manufactured by Fairchild in wafer form for National hereunder and which are identified by National's part numbers listed in Exhibit B hereto, which exhibit may be amended from time to time as the parties may agree.

     1.14 "Quality and Reliability Criteria" shall mean National's manufacturing process quality and reliability specifications, as set forth in the revision of National Specification CP0008 which is in effect as of the Effective Date, and which are to be followed by Fairchild in manufacturing Wafers hereunder.

     1.15 "Specifications" shall mean the technical specifications (such as Mask ID, Process Flow and Sort Test) as listed in Exhibit B for each of the Products as provided in this Agreement.

     1.16 "Subsidiary" shall mean any corporation, partnership, joint venture or similar entity more than fifty percent (50%) owned or controlled by a Party hereto, provided that any such entity shall no longer be deemed a Subsidiary after such ownership or control ceases to exist.

     1.17 "Technology Licensing and Transfer Agreement" shall mean the agreement of even date herewith between the Parties, under which National is licensing and transferring certain intellectual property rights to Fairchild.

     1.18 "Wafers" shall mean four-inch (4"), five-inch (5") and/or six-inch (6") silicon wafers for any of the Products to be manufactured by Fairchild hereunder.

     1.19 "Wafer Module" shall mean the Fairchild four-inch (4"), five-inch (5"), and six-inch (6") wafer fabrication units in South
Portland, Maine and the six-inch (6") wafer fabrication unit in West
Jordan, Utah.


2.0  INTELLECTUAL PROPERTY; EXCLUSIVITY

     2.1 Except as may be set forth in Section 10 hereof, the provisions of the Technology Licensing and Transfer Agreement will govern all issues related to the respective intellectual property rights of the Parties hereunder, to include but not be limited to, use rights, ownership rights and indemnification obligations.

     2.2 All manufacturing of Wafers shall take place at the Facilities. Fairchild shall not manufacture Wafers or transfer any National owned intellectual property or other National technical information outside of the Facility or to any other site, other than as may be permitted under the Technology Licensing and Transfer Agreement.

     2.3 For seven (7) years from the Effective Date or for the term of this Agreement including any subsequent ramp-down period provided under Paragraph 17.1 and Last-Time-Buy periods provided under Paragraph 6.1, whichever is longer, Fairchild will not enter the Mil/Aero
Business.

     2.4 National will have exclusive rights to value-added die and wafer sales, as listed in Exhibit B hereto, for one (1) year from the Effective Date with the exception of (i) wafer sales made to Fairchild alternate sourcing partners; and (ii) any other die and wafer sales assigned to Fairchild as of the Effective Date.

     2.5 Fairchild will supply National with Wafers for use in Mil/Aero integrated circuits and Mil/Aero value-added die and wafer sales, and associated services hereunder, on an exclusive basis for the term of this Agreement, including any subsequent ramp-down period provided under Paragraph 17.1 and Last-Time-Buy periods provided under Paragraph 6.1. Fairchild will not knowingly supply Wafers for use in Mil/Aero integrated circuits or value- added die or wafer sales (except as part of a Fairchild alternate sourcing agreement) to any other external customer for five (5) years from the Effective Date or for the term of this Agreement including any subsequent ramp-down period provided under Paragraph 17.1 and Last- Time-Buy periods provided under Paragraph 6.1, whichever is longer.

     2.6 For the term of this Agreement, including any subsequent ramp-down period provided in Paragraph 17.1 and Last-Time-Buy periods provided under Paragraph 6.1, whichever is longer, National shall not knowingly supply Fairchild die or Fairchild Wafers to any customer that competes with Fairchild by packaging die or Wafers for resale to the merchant market or to individual customers as direct replacements for Fairchild standard products.


3.0  PROCESSES

     3.1 Exhibit A lists the Processes which Fairchild shall use in manufacturing Wafers hereunder for National. Exhibit A may be amended from time to time by mutual agreement in writing of the Parties, as new processes are developed and older Processes become obsolete.

     3.2 After qualification is successfully completed for any Product to be manufactured under this Agreement, if Fairchild desires to make material Process changes affecting form, fit or function, Fairchild will notify National of the intended change in accordance with Fairchild's process change procedures then in effect. If the proposed changes are unacceptable to National, National and Fairchild shall work together in efforts to resolve the problem and qualify the changed Process for making Wafers. If the Parties are unable to resolve the problem, Fairchild shall have the right to make such Process changes upon the provision of twelve (12) fiscal periods prior written notice to National. Subsequent to Fairchild's notice of Process change, Fairchild will make provisions with National for Last Time Buys, and commit to ship all Wafers requested in such last Time Buys as the Parties may negotiate.

     3.3 Should Fairchild elect to discontinue a Process, it must give National written notice of no less than twelve (12) fiscal periods prior to the date it intends to discontinue any Process or its future amended form. Subsequent to Fairchild's notice of Process discontinuance, Fairchild will make provisions with National for Last Time Buys, and commit to ship all Wafers requested in such Last Time Buys as the Parties may negotiate.


4.0  SET UP AND QUALIFICATION OF NEW PRODUCTS

     4.1 With Fairchild's written approval, which approval shall not be unreasonably withheld, National will be allowed to develop, at its own expense, Mil/Aero versions of Fairchild products, including derivatives of and improvements to existing products.

     4.2 For each new Product that National proposes to have Fairchild manufacture, National will provide to Fairchild in advance the Specifications and design layout of the Product for review and comment by Fairchild. The Parties will also agree on the Acceptance Criteria, including electrical test parameters, and Quality and Reliability Criteria for the prototype Wafers to be manufactured for the new Product during the qualification process.

     4.3 An initial data base for Mask generation or pattern generation, or acceptable production Masks will be provided by National to Fairchild, per Fairchild specifications, at National's expense, for each new Product to be fabricated for National, if required. In the alternative, National may provide Fairchild with prime die design data and Fairchild will provide the frame and fracture services and procure the Mask set at National's expense. After receipt of the initial data base, or pattern generation tape, or master or sub-master Mask set, additional and/or replacement Mask sets shall be the responsibility and expense of Fairchild. All such data bases, pattern generation tapes and Mask sets shall be the property of National, regardless of whether they were initially supplied by National or replaced by Fairchild, for Mask works developed by National.

     4.4 As soon as practical following agreement on the items in Paragraph 4.2 above, and following receipt of a written purchase order from National, Fairchild will begin manufacture of twelve (12) prototype Wafers for such Product as is specified in the purchase order.
Fairchild will perform the electrical testing specified in the initial Acceptance Criteria and supply the test data to National with the prototype Wafers. Fairchild's obligation shall be limited to providing Wafers that meet the applicable PCM specifications and the associated test data. National will promptly inspect the prototype Wafers and notify Fairchild in writing of the results. If the prototype Wafers do not meet the Acceptance Criteria and Quality and Reliability Criteria, the Parties will cooperate in good faith to determine the reason for such failure.

     4.5 In connection with the completion of the qualification process for any new Product, National will deliver to Fairchild final Specifications for the Product incorporating any changes agreed in writing by the Parties during the qualification process. The Parties will also negotiate for each Product the final Acceptance Criteria and Quality and Reliability Criteria to be used for the commercial production lots of Wafers.

     4.6 Unless otherwise agreed in writing production quantities of Wafers of a new Product will not be manufactured prior to completion of the qualification process under this Section 4. In the event that National desires for Fairchild to manufacture production quantities, the Parties will agree in writing on the terms before Fairchild accepts the purchase order.


5.0  MODIFICATION OF EXISTING PRODUCTS

     5.1 If either National or Fairchild desires to make any changes to the Masks, final Specifications, Acceptance Criteria or Quality and Reliability Criteria for an existing Product (including changes to a Fairchild product that is the basis for a National Product), that Party shall notify the other Party in writing and negotiate the changes in good faith, including any changes in prices required by such modifications. A modification to any of the foregoing will be binding only when a writing to which such modification is attached has been signed by both Parties as provided in this Agreement. The Parties will separately negotiate the price and terms of any prototype Wafers required in connection with such change. If any changes proposed by Fairchild are not acceptable to National, Fairchild will continue to manufacture the unchanged product for twelve (12) fiscal periods. During that time Fairchild will make provisions with National for Last Time Buys, and commit to ship all Wafers requested in such Last Time Buys as the Parties may negotiate.


6.0  PRODUCT OBSOLESCENCE

     6.1 Fairchild may at its discretion declare a Fairchild product obsolete. If the product forms the basis for a National Product then Fairchild may declare the device obsolete if it has not been run in production for eighteen (18) fiscal periods. Fairchild shall provide National with twelve (12) months prior written notice, make provisions with National for a Last Time Buy and commit to ship all Wafers requested in such Last Time Buys as the Parties may negotiate. If a product has not been run in production for six (6) fiscal periods by either Fairchild or National then Fairchild will notify National in writing and the following surcharge will apply to the price of any such product:

           four (4) inch wafers, 25% of the latest negotiated price

           five (5) inch wafers, 25% of the latest negotiated price

           six (6) inch wafers, 10% of the latest negotiated price

           After the Last Time Buy has expired, Fairchild may sell the Mask set and associated tooling to an established after-market supplier such as Rochester Electronics. Should Fairchild elect not to sell the Mask set and tooling to a third party then National will have the option of purchasing the Mask set etc., in which case National will retain only the military rights to the product.


7.0  CAPACITY; VOLUME COMMITMENTS; PRODUCTION PLANNING

     7.1 Production under this Agreement will use the procedures, terms, and conditions described in Section 5 of the Fairchild Foundry Services Agreement between the Parties of even date herewith.

     7.2 All production under this Agreement will be included as part of the total National Capacity Request and Fairchild Assured
Capacity as defined in Section 5 of said Fairchild Foundry Services
Agreement.


8.0  PURCHASE ORDERS

     8.1 All purchases and sales between Fairchild and National shall be initiated by National's issuance of written purchase orders sent by either first class mail or facsimile. By written agreement of the Parties, purchase orders may also be sent and acknowledged by electronic data exchange or other mutually satisfactory system. Such "blanket" purchase orders shall be issued once per fiscal quarter for Wafers to be delivered three (3) fiscal periods in the future. They shall state the Wafer quantities (specifying whether equivalents or actual) by Wafer Module, and shipping and invoicing instructions. Fairchild shall accept purchase orders through a written or electronic acknowledgment. Within a reasonable time after receipt of National's detailed device level Wafer starts request for the next fiscal period, Fairchild shall provide National with a Product delivery schedule either on a weekly basis as the Wafers are started or for the Wafer starts for the entire fiscal period, as the Parties may agree in writing. The purchase orders may utilize the first three (3) fiscal periods forecast in the eight period rolling forecast supplied pursuant to Section 7, as the embodiment of the purchase order for specifying the Wafer quantity by Wafer Module and Process, and whether sorted or unsorted.

     8.2 In the event of any conflict between the terms and conditions of this Agreement and either Party's purchase order, acknowledgment, or similar forms, priority shall be determined as follows:

           (a) typewritten or handwritten terms on the face of a written purchase order, acknowledgment or similar document or in the main body of an electronic equivalent which have been specifically accepted in writing by the other Party's Program Manager;

           (b)  the terms of this Agreement;

           (c) preprinted terms incorporated in the purchase order, acknowledgment or similar document.

     8.3 Consistent with standard practices of issuing specific device level details of part numbers to be fabricated on a weekly or periodic basis, National may unilaterally change the part number to be manufactured, provided that Fairchild agrees that the change does not negatively impact Fairchild's loadings and provided further that there is no change in the Process flow to be used. A change that will negatively impact loading or alter the Process flow may only be directed upon Fairchild's written agreement, which shall utilize its Best Efforts to comply with such requested change. The specific part number detail shall be submitted by first class mail or facsimile. By written agreement of the Parties specific part number detail may also be sent by electronic data exchange, or other mutually satisfactory system.

     8.4 National shall request delivery dates which are consistent with Fairchild's reasonable lead times for each Product as indicated at the time National's purchase order is placed. Notwithstanding the foregoing, Fairchild shall utilize its Best Efforts to accommodate requests by National for quick turnarounds or "hot lots", which includes prototype lots. Hot lot cycle times and the premiums to be paid therefor are listed in Exhibit K. Level S hot lots will be negotiated on a case- by-case basis.

     8.5 Fairchild may manufacture lots of any size which satisfy the requirements of effective manufacturing. However, National must place orders for full flow and prototype Products in increments of twelve (12) or twenty-four (24) Wafers for lots that are run exclusively for National with National Masks, or, when possible, as agreed by Fairchild, in three (3) Wafer increments if scheduled as a portion of a Fairchild product lot started for Fairchild's use. For personalized ASIC Wafers drawn from mid-flow inventories, the smallest quantity that shall be ordered by National is three (3) Wafers, except for Wafers manufactured in the five-inch (5") fab, in which case the smallest quantity that can be ordered is six (6) Wafers.


9.0  PRICES AND PAYMENT

     9.1 The Parties hereby acknowledge that, as part of the collateral transactions contemplated under the Purchase Agreement and ongoing relationship between the Parties, they have entered into the Revenue Side Letter under which National has agreed to provide a minimum revenue of Three Hundred Thirty Million Dollars ($330,000,000.00) to Fairchild during the first thirty-nine (39) fiscal periods after the Effective Date. National shall discharge its obligations under the Revenue Side Letter by purchasing goods and services under this Agreement, a corresponding Fairchild Assembly Services Agreement, and a corresponding Fairchild Foundry Services Agreement of even date herewith (collectively the "Operating Agreements"). Set forth herein at Exhibit N is the forecast volume of Wafers, by Wafer Module and Process, that National will purchase from Fairchild during the aforementioned thirty-nine fiscal periods under this agreement (the "Forecast Volumes"). The Forecast Volumes are for pricing purposes under this
Section 9 only and may vary in magnitude and mix in practice, whereupon the prices applicable to the revised magnitude and mix may also vary.

     9.2 Set forth in Exhibit G hereto are the prices which National shall pay to Fairchild for Level "S" Wafers manufactured hereunder during the term of this Agreement.

     9.3 The prices and pricing methodology to be followed for non-Level "S" Wafers and for miscellaneous support services will be as set forth in the aforementioned Fairchild Foundry Services Agreement.

     9.4 Prices are quoted and shall be paid in U.S. Dollars. Such prices are on an FOB ship point basis. Payment terms are net thirty (30) from date of invoice. Miscellaneous services may be invoiced separately.

     9.5 National shall pay, in addition to the prices quoted or invoiced, the amount of any freight, insurance, special handling and duties. National shall also pay all sales, use, excise or other similar tax applicable to the sale of goods covered by this Agreement, or National shall supply Fairchild with an appropriate tax exemption certificate.


10.0 OTHER MANUFACTURING SERVICES

     10.1 Fairchild shall continue to provide such services to National at the same level of support that was in effect as of the Effective Date. This specifically includes S-level processing including SEM step coverage, as outlined in SP34061 and Wafer Lot Acceptance as outlined in SP3402.

     10.2 At National's request, Fairchild will perform Wafer sort and test services based on sort and test programs prepared, owned and otherwise proprietary to National. Towards that end, National shall supply Fairchild with National- owned specific probe cards, load boards and test software in order that Fairchild may provide such services. Wafer sort shall be priced by hours of active sorting, with specific prices as set forth in Exhibit G, and specific sort times as set forth in Exhibit B.

     10.3 Fairchild will supply Mil/Aero Wafers in compliance to commercial critical electrical test parametrics (PCM data) according to Product Specifications. Existing sort minimum yield assurance specifications as defined in Section 13 will be guaranteed to National. In the event that National changes any test program forcing function or limit specification of a Mil/Aero sort program existing on the Effective date, Fairchild will only guarantee Wafer acceptance to the PCM data.

     10.4 National will continue to have rights to the MCT Program Writer (PW) software. National will be provided copies of all associated VAX libraries as well as all support programs (MRL) relating to MCT and PCMCT testers. Fairchild will provide whatever assistance is necessary in loading and bringing the source code on-line on National's systems. This project will be completed by May 31, 1997, after which date National will no longer have access to the Fairchild PW VAX system. Services provided by Fairchild after May 31, 1997 will be billed at $100 per hour.

     10.5 National will continue to have rights to the WGT hardware design, software, and associated documentation. National will assemble a WGT tester and Fairchild will provide whatever assistance is necessary to bring the system on-line. National will use Best Efforts to have this project completed by May 31, 1997. If, due to circumstances beyond National's control, the system cannot be assembled and brought on-line prior to May 31, 1997, Fairchild will provide support free of charge for a reasonable period of time. Otherwise support required beyond May 31, 1997 will be charged at $100 per hour.

     10.6 National shall have non-exclusive rights to the VHDL model of the modified PSC110 as supplied to Hughes Corporation. National shall continue to own the Quicksim and Quickpath licenses.

     10.7 National will be supplied with an SGML database for the existing Mil/Aero data sheets for Fairchild products only.

     10.8 National will transfer the electrical test equipment known as the IMCS 4600 Latch-up Tester to Fairchild. In consideration thereof, Fairchild will support the Latch-up data test requirements of National for the term of this Agreement, and any extension or ramp-down period, for a fee of $100.00 per hour.

     10.9 In support of the Processes, Fairchild will make available design support information including the following items:

           (a)  Layout design rules.
           (b) Industry standard models for active devices (BSIM3v3 for CMOS devices and Gummel-Poon with parasitics for bipolar devices) representing nominal conditions and performance corners.
           (c) Industry standard models, as stated in the National NTPRS document in effect as of the Effective Date, for parasitic elements, such as interconnect resistances and capacitances, sheet resistivities of all conducting layers, parasitic capacitances for diffused areas, and so forth, including additional elements or devices intended for mixed-signal applica- tions.
           (d) Process cross sections, if not already available at National.
           (e) Sufficient sizing and PCM information to assure the integrity of masks ordered in support of products to be manufactured.
           (f) Yield models plus applicable current and forecast parameters such as Ys and Do for those models.

           This information should be in the form of at least one controlled paper copy or electronic access to a controlled copy.
National, at its discretion, may request a controlled electronic copy of the required information in lieu of the paper copy. Fairchild will provide the foregoing services at no charge to National, limited to those engineering services performed as of the Effective Date.


11.0 DELIVERY; RESCHEDULING AND CANCELLATION

     11.1 Fairchild shall make reasonable and diligent efforts to deliver Wafers on the delivery dates specified in the Product delivery schedule provided by Fairchild pursuant to Paragraph 8.1. Any shipment made within fifteen (15) days before or after the shipment date(s) specified in said Product delivery schedule shall constitute timely shipment. Partial shipments will be allowed and may be invoiced separately. A delivery will be considered conforming if it contains a quantity equal to plus five percent (5%) or minus twenty percent (20%) of the quantity ordered.

     11.2 Except in the case of Level "S" wafers, which are non-cancellable, if Fairchild has not made shipment of Products within fifteen (15) days after the shipment date specified in the Product delivery schedule provided by Fairchild pursuant to Paragraph 8.1, National shall have the right, subject to Paragraph 20.2, to cancel that portion of its purchase order pertaining to such Products, but only in the event that National's customer for those Products has cancelled its order with National for such Products. Notwithstanding the foregoing, if Fairchild has not made shipment of Products within thirty (30) days after the shipment date specified in the Product delivery schedule, National shall have the right, subject to Paragraph 20.2, in its sole discretion, to cancel that portion of its purchase order pertaining to such Products, regardless of whether National's customer has cancelled its order with National or not. In either event, any obligation of National under its Capacity Request and/or any commitment to Fairchild under the Revenue Side Letter associated with such cancelled purchase order shall be discharged in full and National shall have no liability whatsoever to Fairchild therefore.

     11.3 All Wafers delivered pursuant to the terms of this Agreement shall be suitably packed for shipment in Fairchild's standard containers, marked for shipment to National's address set forth in the applicable purchase order and delivered to a carrier or forwarding agent chosen by National. Should National fail to designate a carrier, forwarding agent or type of conveyance, Fairchild shall make such designation in conformance with its standard shipping practices. Shipment will be F.O.B. shipping point, at which time risk of loss and title shall pass to National. Shipments will be subject to incoming inspection as set forth in Paragraph 12.2 below.

     11.4 To facilitate the inspection of Product deliveries to National, lot integrity shall be maintained on all such deliveries, unless specifically waived by mutual agreement of the Parties.

     11.5 Subject to the provisions of Section 8 hereof, National may cancel any purchase order upon at least one (1) week's notice prior to the commencement of manufacturing without charge, provided that National reimburses Fairchild for the cost of any unique raw materials purchased for such order.

     11.6 National may request that Fairchild stop production of Wafers in process for National's convenience and Fairchild shall consider stopping depending on the point of process. In such event, National shall pay for all Wafers at the agreed price, subject to a negotiated adjustment based upon the degree of completion of the Wafers and whether or not Fairchild is able to utilize the unfilled capacity. Fairchild will, if reasonably practicable, restart production of stopped Wafers one time within a reasonable time after receipt of a written request from National, subject to National's payment of any additional expenses incurred. Sections 12, 13, and 14 of this Agreement shall not apply to Wafers stopped under this Paragraph 11.6 for more than thirty (30) days, nor shall Fairchild make any commitments of yield with respect to such Wafers.

     11.7 In the event that National elects to maintain an inventory of partially finished Wafers, ownership of the partially finished Wafers will pass to National when they reach the holding point defined by the relevant Process flow. Fairchild will invoice National for such Wafers, but they will be stored under clean-room conditions and remain in the Wafer processing WIP management system. Fair- child will inform National of the number and types of these Wafers remaining in inventory at the end of each fiscal period. Further, the electronic records and physical inventory shall be available for inspection by National at any time. Fairchild shall credit National with the amount previously invoiced for any such Wafers at such time as they are restarted in the Process flow.

     11.8 As of 12:01 A.M. on the Effective Date, National will own all Wafers located at the Facility which Fairchild has commenced processing but which have not yet been completed in accordance with the pertinent Process flow. Unless expressly directed in writing by National otherwise, Fairchild shall continue to process each Wafer to a normal state of completion in the applicable Wafer Module. National shall pay Fairchild for the accumulated additional processing costs, plus a twenty-five percent (25%) mark up, for the additional processing taking place on and after the Effective Date. The provisions of Sections 12, 13, and 14 hereof shall specifically apply to all such Wafers.


12.0 QUALITY CONTROL AND INSPECTION; AND RELIABILITY

     12.1 Fairchild will manufacture Wafers in accordance with the Quality and Reliability Criteria for the applicable Product. Prior to shipment, Fairchild will perform the electrical parameter testing and other inspections specified to be performed by it in the applicable Acceptance Criteria on each Wafer lot manufactured. Fairchild will only ship those Wafer lots that successfully pass the applicable Acceptance Criteria. Fairchild will electronically provide National with the electrical test data specified in the applicable Acceptance Criteria. Wafers will be laser scribed with lot and wafer number for statistical monitoring and lot number traceability.



     12.2 National shall promptly provide for inspection and testing of each shipment of Wafers upon receipt in accordance with the Acceptance Criteria and shall notify Fairchild in writing of acceptance of the Wafers. If National has not given written notice to Fairchild of rejection of all or part of a shipment within thirty (30) days of receipt, National will be deemed to have accepted such Wafers. In the event any lot or Wafer is found to fail the Acceptance Criteria prior to final acceptance, National shall promptly return it to Fairchild, together with all test data and other information reasonably required by Fairchild. Upon confirmation by Fairchild that such Wafers fail the Acceptance Criteria, Fairchild shall replace such lot or Wafer on a timely basis.

     12.3 National shall promptly provide for yield probe tests to be conducted on the Wafers and communicate the results of the tests to Fairchild within thirty (30) days of receipt of Wafers from Fairchild. The right to return any Wafers for low yield shall be governed by
Section 11 below.

     12.4MPS-3-000 (Material Procurement Specification) - General Provisions and Quality Requirements for External (Non-National) Wafer Fab Facilities and MPS-3-001 (Material Procurement Specification) - Technical Requirements for CMOS Processing are the National policies for the purchase of integrated circuits from independent suppliers. These policies as in effect at the Effective Date shall provide criteria for the initial and continuing qualification of the Facility and evaluation of Wafers manufactured by Fairchild hereunder. To the extent that those policies are not inconsistent with the provisions of this Agreement, National shall not be required to accept delivery of any Wafers hereunder if Fairchild fails to comply with said policies or such other similar policies as may be mutually agreed to by the Parties.

     12.5 Fairchild hereby warrants that the Facility currently is, and will remain throughout the term of this Agreement, ISO9000 certified.


13.0  MINIMUM YIELD ASSURANCES

     13.1 Fairchild will guarantee a minimum yield assurance ("MYA") on a per Product basis for those Wafers fabricated and probed by Fairchild. MYAs shall function as a reliability screen hereunder for maverick Wafers, via standard sort test results and yield. For Wafers not sorted by Fairchild, the MYA limits will apply only to Wafers whose substandard yield is caused by materials or Fairchild workmanship.

     13.2 For a new Product, the baseline yield and MYA will be established after a minimum of twenty (20) Wafer lot runs have been tested to production released test programs. A new baseline yield and MYA will be calculated whenever National makes any modifications to said test programs.

     13.3 Each fiscal quarter, each Product's baseline yield will be calculated using the previous fiscal quarter's results, or the previous twenty (20) Wafer lot runs if less than twenty (20) Wafer lot runs were processed in said previous quarter. The mean and standard deviation (sigma) yield for a Product will be calculated using individual Wafer data. Zero yielding Wafers will be excluded from such calculations. The results of such calculations will be used in defining the MYA for that Product for the quarter in which the calculations are made, but only if the mean yield changes by more than +/-2%.

     13.4 MYA will be determined as follows. Wafers which yield less than sixty percent (60%) of the baseline yield for the commercial version of the Product will be considered discrepant and may be returned for full credit at National's discretion. In no event shall Fairchild accept returns of Wafers on non-released products. For Level "S" Fact
2.0 Wafers the MYA will be fifty percent (50%) of the baseline yield for the commercial version of the Product. For Mil/Aero products that yield significantly less than their respective commercial versions, the MYA will be negotiated on a case by case basis.

     13.5 National shall provide yield analysis information on Wafers returned to Fairchild under this Section 13, in order to assist
Fairchild in continuous Process improvement.


     13.6 In the event of an extended period of substandard yields on a Product, Fairchild will utilize its Best Efforts to correct any Process related causes and the Parties will negotiate in good faith to make up for the yield loss experienced by National and its customers.


 14.0      WARRANTY

     14.1 Fairchild warrants that the Products delivered hereunder shall meet the Quality and Reliability Criteria and shall be free from defects in material and Fairchild's workmanship under normal use for a period of one (1) year from the date of delivery. If, during the one year period:

          (i) Fairchild is notified in writing promptly upon discovery with a detailed description of any such defect in any Product (at which time Fairchild shall issue a return material authorization number to National), and;
         (ii)   National returns such Product to the applicable
Facility at National's expense for inspection; and
        (iii) Fairchild's examination of such Product reveals that the Product is indeed defective and does not meet the applicable Quality and Reliability Criteria or is defective in materials or Fairchild's workmanship and such problems are not caused by accident, abuse, misuse, neglect, improper storage, handling, packaging or installation, repair, alteration or improper testing or use by someone other than Fairchild then, within a reasonable time, Fairchild, at its sole option, shall either replace or credit National for such defective Product. Fairchild shall return any Products replaced under this warranty to National transportation prepaid, and shall reimburse National for the transportation charges paid by National in returning such defective Products to Fairchild.

     14.2 THE FOREGOING WARRANTY CONSTITUTES FAIRCHILD'S EXCLUSIVE LIABILITY, AND NATIONAL'S EXCLUSIVE REMEDY, FOR ANY BREACH OF WARRANTY. EXCEPT AS SET FORTH HEREIN, FAIRCHILD MAKES AND NATIONAL RECEIVES NO WARRANTIES OR CONDITIONS ON THE PRODUCTS, EXPRESS, IMPLIED, STATUTORY OR OTHERWISE, AND FAIRCHILD SPECIFICALLY DISCLAIMS ANY WARRANTY OF MERCHANTABILITY OR FITNESS FOR A PARTICULAR PURPOSE.


 15.0      ON-SITE INSPECTION AND INFORMATION

     15.1 Fairchild shall allow National and/or National's customers to visit and evaluate the Facility during normal business hours as part of established source inspection programs, it being understood and agreed between National and Fairchild that National must obtain the concurrence of Fairchild for the scheduling of all such visits, which such concurrence shall not be unreasonably withheld. It is anticipated that such visits will occur no more than once per quarter on average.

     15.2 National shall have access to fab audits conducted by Fairchild and fab baselines. Fairchild may charge a fee commensurate with the effort required to provide these baselines and audits.

     15.3 Upon National's written request, Fairchild will provide National with process control information, to include but not be limited to: process and electrical test yield results, current process specifications and conformance to specifications; calibration schedules and logs for equipment; environmental monitor information for air, gases and DI water; documentation of operator qualification and training; documentation of traceability through Fairchild's operation; and Fairchild verification information. Except for exigent circumstances, such requests shall not be made more than twice per year for a given category of information.


16.0 PRODUCT ENGINEERING SUPPORT

     16.1 The Parties will cooperate in allowing National employees to have reasonable access to the Facility during the term of this Agreement (the "National Engineering Team"), in order to assist in Product developments and improvements. Fairchild will provide reasonable office space to the National Engineering Team, if required on a temporary basis, not to exceed 60 days per occurrence, at no expense to National. Should the National Engineering Team require long term, dedicated office space, National agrees to pay Fairchild the overhead cost associated with such space. The National Engineering Team will comply with all applicable Fairchild regulations in force at the Facility and National hereby agrees to hold Fairchild harmless for any damages or liability caused by any member of the National Engineering Team, which are attributable to: (i) the negligence or willful malfeasance of such member, and (ii) any failure by such member to comply with Fairchild's regulations in force at the Facility or with applicable law.

     16.2  Fairchild shall assist the efforts of the National
Engineering Team and provide National with reasonable and timely support.

     16.3 Fairchild shall assist National in any efforts to identify any reliability problems that may arise in a Product. National shall correct National Product related problems and Fairchild shall correct all Fairchild product and Process related problems.


17.0 TERM AND TERMINATION

     17.1 The term of this Agreement shall be thirty-nine (39) fiscal periods from the Effective Date; provided, however, that the Parties shall not less than eight (8) fiscal periods prior to the end of such thirty-ninth (39th) fiscal period determine in good faith a ramp-down schedule of production so as to minimize disruption to both Parties. If the Parties are unable to agree on the terms governing a ramp-down, National shall be allowed to reduce its purchase commitment by not more than twenty percent (20%) per fiscal quarter, starting one fiscal quarter after the initial thirty-nine (39) fiscal period term of this Agreement. National will provide Fairchild with not less than ninety
(90) days prior written notice of such reduction.


     17.2 This Agreement may be terminated, in whole or in part, by one Party sending a written notice to the other Party of the termination of this Agreement, which notice specifies the reason for the termination, upon the happening of any one or more of the following events:

           (a) the other Party is the subject of a petition filed in a bankruptcy court of competent jurisdiction, whether voluntary or involuntary, which petition in the event of an involuntary petition is not dismissed within sixty (60) days; if a receiver or trustee is appointed for all or a substantial portion of the assets of the other Party; or if the other Party makes an assignment for the benefit of its creditors; or

           (b) the other Party fails to perform substantially any material covenant or obligation, or breaches any material representation or warranty provided for herein; provided, however, that no right of termination shall arise hereunder until sixty (60) days after receipt of written notice by the Party who has failed to perform from the other Party, specifying the failure of performance, and said failure having not been remedied or cured during said sixty (60) day period.

     17.3 Upon termination of this Agreement, all rights granted hereunder shall immediately terminate and each Party shall return to the other Party any property belonging to the other Party which is in its possession, except that Fairchild may continue to retain and use any rights or property belonging to National solely for the period necessary for it to finish manufacturing the currently forecasted Fairchild Assured Capacity. Nothing in this Section 17 is intended to relieve either Party of any liability for any payment or other obligations existing at the time of termination.

     17.4  The provisions of Sections 2, 6, 14, 18, 19 and Paragraphs
21.5 and 21.8 shall survive the termination of this Agreement for any reason.


18.0 EXPORT CONTROL

     18.1 The Parties acknowledge that each must comply with all rules and laws of the United States government relating to restrictions on export. Each Party agrees to use its Best Efforts to obtain any export licenses, letters of assurance or other documents necessary with respect to this Agreement.


     18.2 Each Party agrees to comply fully with United States export laws and regulations, assuring the other Party that, unless prior authorization is obtained from the competent United States government agency, the receiving Party does not intend and shall not knowingly export or re-export, directly or indirectly, any Wafers, Products, technology or technical information received hereunder, that would be in contravention of any laws and regulations published by any United States government agency.


19.0 CONFIDENTIALITY

     19.1 For purposes of this Agreement, "Confidential Information" shall mean all proprietary information, including National and/or Fairchild trade secrets relating to the subject matter of this Agreement disclosed by one of the Parties to the other Party in written and/or graphic form and originally designated in writing by the disclosing Party as Confidential Information or by words of similar import, or, if disclosed orally, summarized and confirmed in writing by the disclosing Party within thirty (30) days after said oral disclosure, that the orally disclosed information is Confidential Information.

     19.2 Except as may otherwise be provided in the Technology Licensing and Transfer Agreement, each Party agrees that it will not use in any way for its own account, or for the account of any third party, nor disclose to any third party except pursuant to this Agreement, any Confidential Information revealed to it by the other Party. Each Party shall take every reasonable precaution to protect the confidentiality of said information. Each Party shall use the same standard of care in protecting the Confidential Information of the other Party as it normally uses in protecting its own trade secrets and proprietary information.

     19.3 Notwithstanding any other provision of this Agreement, no information received by a Party hereunder shall be Confidential
Information if said information is or becomes:



           (a) published or otherwise made available to the public other than by a breach of this Agreement;

           (b) furnished to a Party by a third party without restriction on its dissemination;
           (c) approved for release in writing by the Party designating said information as Confidential Information;

           (d) known to, or independently developed by, the Party receiving Confidential Information hereunder without reference to or use of said Confidential Information; or

           (e) disclosed to a third party by the Party transferring said information hereunder without restricting its subsequent disclosure and use by said third party.

     19.4 In the event that either Party either determines on the advice of its counsel that it is required - to disclose any information pursuant to applicable law or receives any demand under lawful process to disclose or provide information of the other Party that is subject to the confidentiality provisions hereof, such Party shall notify the other Party prior to disclosing and providing such information and shall cooperate at the expenses of the requesting Party in seeking any reasonable protective arrangements requested by such other Party. Subject to the foregoing, the Party that receives such request may thereafter disclose or provide information to the extent required by such law (as so advised by counsel) or by lawful process.


20.0 REPORTS AND COMMUNICATIONS

     20.1 Each Party hereby appoints a Program Manager whose responsibilities shall include acting as a focal point for the technical and commercial discussions between them related to the subject matter of this Agreement, to include monitoring within his or her respective company the distribution of Confidential Information received from the other Party and assisting in the prevention of the unauthorized disclosure of Confidential Information within the company and to third parties. The Program Managers shall also be responsible for maintaining pertinent records and arranging such conferences, visits, reports and other communications as are necessary to fulfill the terms and conditions of this Agreement. The names, addresses and telephone numbers of the Program Managers will be communicated between the Parties from time to time.


 21.0      GENERAL

     21.1 AMENDMENT: This Agreement may be modified only by a written document signed by duly authorized representatives of the Parties.

     21.2 FORCE MAJEURE: A Party shall not be liable for a failure or delay in the performance of any of its obligations under this Agreement where such failure or delay is the result of fire, flood, or other natural disaster, act of God, war, embargo, riot, labor dispute, unavailability of raw materials or utilities (provided that such unavailability is not caused by the actions or inactions of the Party claiming force majeure), or the intervention of any government authority, providing that the Party failing in or delaying its performance immediately notifies the other Party of its inability to perform and states the reason for such inability.

     21.3 ASSIGNMENT: This Agreement may not be assigned by any Party hereto without the written consent of the other Party; provided that Fairchild may assign its rights but not its obligations hereunder as collateral security to any bona fide financial institution engaged in acquisition financing in the ordinary course providing financing to consummate the transactions contemplated by the Purchase Agreement or any bona fide financial institution engaged in acquisition financing in the ordinary course through whom such financing is refunded, replaced, or refinanced and any of the foregoing financial institutions may assign such rights in connection with a sale of Fairchild or the Business in the form then being conducted by Fairchild substantially as an entirety. Subject to the foregoing, all of the terms and provisions of this Agreement shall be binding upon, and inure to the benefit of, and shall be enforceable by, the respective successors and assigns of the Parties hereto.

     21.4 COUNTERPARTS: This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original and all of which together shall constitute but one and the same instrument.

     21.5 CHOICE OF LAW: This Agreement, and the rights and obligations of the Parties hereto, shall be interpreted and governed in accordance with the laws of the State of California, without giving effect to its conflicts of law provisions.

     21.6 WAIVER: Should either of the Parties fail to exercise or enforce any provision of this Agreement, such failure or waiver shall not be construed as constituting a waiver or a continuing waiver of its rights to enforce such provision or right or any other provision or right. Should either of the Parties waive any provision or right under this Agreement, such waiver shall not be construed as constituting a waiver of any other provision or right.

     21.7 SEVERABILITY: If any provision of this Agreement or the application thereof to any situation or circumstance shall be invalid or unenforceable, the remainder of this Agreement shall not be affected, and each remaining provision shall be valid and enforceable to the fullest extent.

     21.8 LIMITATION OF LIABILITY: IN NO EVENT SHALL EITHER PARTY BE LIABLE FOR ANY INDIRECT, SPECIAL, INCIDENTAL OR CONSEQUENTIAL DAMAGES RESULTING FROM THE OTHER PARTY'S PERFORMANCE OR FAILURE TO PERFORM UNDER THIS AGREEMENT, OR THE FURNISHING, PERFORMANCE, OR USE OF ANY GOODS OR SERVICES SOLD PURSUANT HERETO, WHETHER DUE TO BREACH OF CONTRACT, BREACH OF WARRANTY, NEGLIGENCE OR OTHERWISE, REGARDLESS OF WHETHER THE NON-PERFORMING PARTY WAS ADVISED OF THE POSSIBILITY OF SUCH DAMAGES OR NOT.

     21.9 EFFECT OF HEADINGS: The headings and sub-headings contained herein are for information purposes only and shall have no effect upon the intended purpose or interpretation of the provisions of this Agreement.

     21.10 INTEGRATION: The agreement of the Parties, which is composed of this Agreement and the Exhibits hereto and the documents referred to herein, constitutes the entire agreement and understanding between the Parties with respect to the subject matter of this Agreement and integrates all prior discussions and proposals (whether oral or written) between them related to the subject matter hereof.

     21.11 PUBLIC ANNOUNCEMENT: Prior to the closing of the transactions contemplated under the Purchase Agreement, neither Fairchild nor National shall, without the approval of the other Party hereto, make any press release or other public announcement concerning the terms of the transactions contemplated by this Agreement, except as and to the extent that any such Party shall be so obligated by law, in which case the Party shall use its Best Efforts to advise the other Party thereof and the Parties shall use their Best Efforts to cause a mutually agreeable release or announcement to be issued; provided that the foregoing shall not preclude communications or disclosures necessary to (a) implement the provisions of this Agreement or (b) comply with accounting and Securities and Exchange Commission disclosure obligations. Fairchild shall provide National with a reasonable opportunity to review and comment on any references to National made by Fairchild (and shall not include any such references to National without the written consent of National, which consent shall not be unreasonably withheld or delayed) in any written materials that are intended to be filed with the Securities and Exchange Commission in connection with obtaining financing required to effect the transactions contemplated in connection with the Purchase Agreement or intended to be distributed to prospective purchasers pursuant to an offering made under Rule 144A promulgated under the Securities Act of 1933 in connection with obtaining such financing.

     21.12 NO PARTNERSHIP OR AGENCY CREATED: Nothing contained herein or done pursuant to this Agreement shall constitute the Parties as entering upon a joint venture or partnership, or shall constitute either Party the agent for the other Party for any purpose or in any sense whatsoever.

     21.13 BINDING EFFECT: This Agreement and the rights and obligations hereunder shall be binding upon and inure to the benefit of the Parties hereto and to their respective successors and assigns.

     21.14 NOTICES: All notices, requests, demands and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been duly given when received if personally delivered; when transmitted if transmitted by telecopy, electronic or digital transmission method; the day after it is sent, if sent for next day delivery to a domestic address by a recognized overnight delivery service (e.g., Federal Express); and upon receipt, if sent by certified or registered mail, return receipt requested. In each case notice shall be sent to:

           National:   National Semiconductor Corporation
                       2900 Semiconductor Drive
                       P.O. Box 58090
                       M/S 16-135
                       Santa Clara, CA  95052-8090
                       Attn:  General Counsel
                       FAX:  (408) 733-0293


           Fairchild:  Fairchild Semiconductor Corporation
                       M/S 01-00 (General Counsel)
                       333 Western Avenue
                       South Portland, ME  04106
                       FAX:  (207) 761-6020

           or to such other place as such Party may designate as to itself by written notice to the other Party.



    IN WITNESS WHEREOF, the Parties have had this Agreement executed by their respective duly authorized officers on the day and date first written above. The persons signing warrant that they are duly authorized to sign for and on behalf of the respective Parties.

NATIONAL SEMICONDUCTOR CORPORATION



By: /s/ JOHN M. CLARK III
Title: Senior Vice President

FAIRCHILD SEMICONDUCTOR CORPORATION



By: /s/ JOSEPH R. MARTIN
Title: Executive Vice President



                                                          EXHIBIT 10.9


                            AMENDMENT NO. 1
                                   TO
                          RETENTION AGREEMENT


         This Amendment No. 1 to that certain Retention Agreement (the "Retention Agreement") dated as of July 2, 1996, by and between Kirk P. Pond ("Employee") and National Semiconductor Corporation ("Company") is hereby entered into as of this 6th day of September, 1996.

         WHEREAS, the Retention Agreement provided that the parties were to negotiate in good faith the terms of Exhibits A and B to the Retention Agreement; and

         WHEREAS, the parties have now reached agreement on such terms and wish to memorialize their agreement in this Amendment;

         NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein and in the Retention Agreement, Employee and Company agree as follows:

         1. The Retention Agreement is hereby amended by replacing the original Exhibits A and B with the Exhibits A and B attached hereto, which shall henceforth be deemed incorporated by this reference into the Retention Agreement.

         2. All other terms of the Retention Agreement, including Exhibit C thereto, shall remain in full force and effect.

         3. This Amendment No. 1 may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

EMPLOYEE                           NATIONAL SEMICONDUCTOR CORPORATION



//s// KIRK P. POND 9/10/96        By: //s// BRIAN L. HALLA
                                  Title:  Chairman, President & CEO


                                 EXHIBIT A



     The FY97 Bonus Goals for Employee are based solely on the cash flow generated by the combined Memory and Logic Business Units.

     The elements of cash flow for these purposes are capital spending, depreciation, inventory change and profit before tax. The measurement criteria are set forth on the attached pages. The bonus payment at "100%" shall be equal to seventy percent (70%) of Employee's base salary and the maximum payment at "200%" or higher shall be equal to one hundred forty percent (140%) of base.

                                 EXHIBIT B



1. Employee shall receive an incentive payment upon the close of a sale of all or any part of the businesses on the basis of the following Deal Participation Matrix:

          Net Proceeds to Company       Participation Payment

               < $150M                       $1.5M
               >=$150M - $200M               $1.8M
               >=$200M - $270M               $2.5M
               >=$270M                       $3.0M

     If the Logic and Memory businesses are sold separately, the Matrix (both Net Proceeds and Participation Payment) will be adjusted by allocating 75% of the target values to Logic and 25% to Memory. "Net Proceeds" for purposes of this Exhibit B shall mean the total amount of:
(1) cash and the fair market value (to be determined as of closing) of all other property (including, but not limited to, any securities received or third party balance sheet liabilities assumed) received by the Company in connection with a sale transaction; less (2) the Company's transaction costs (including, but not limited to, fees for attorneys and investment advisors). If, in connection with a sale transaction, the Company or any of its subsidiaries retains a minority equity interest in any of the businesses, "Net Proceeds" will also include the fair market value of the retained equity (determined as of closing).

2. If a sale of the businesses has not closed by June 1, 1997, the Participation Payment shall be $1.0 million (subject to the 75%/25% adjustment noted above if one of the businesses has been sold). The parties have agreed on three possible alternatives in the event no sale has closed by June 1, 1997:

     (a) Alternative 1 -- If the Company is actively engaged in attempting to sell the businesses, Employee, at his option, may choose to (i) extend current Retention Agreement to a mutually acceptable date intended to run through close of a sale transaction; or (ii) terminate employment, trigger the Effective Date of the Severance Agreement and accept payment of the "No Sale" Participation Payment.

     (b) Alternative 2 -- The Company may make a decision to not sell one or both businesses and decide to continue operation of the businesses for the benefit of the Company, either as a division or subsidiary. In this case, the Company agrees to offer Employee continued employment as the executive in charge of the business on terms to be agreed but not less favorable than Employee's current terms of employment, including salary, bonus, benefits, stock options commensurate with Employee's level (although if the Company creates a subsidiary, it will consider equity in the subsidiary in lieu of Company stock options), continued membership on the Executive Staff and direct reporting to the Company's CEO. Employee, at his option, may choose to
(i) accept offer and receive "No Sale" Participation Payment, in which case Employee would receive the benefits of the Severance Agreement if terminated by the Company without cause but would no longer have the right to unilaterally "trigger" the Severance Agreement as provided in
Section 4(iii) and 4(iv) of the Retention Agreement, or (ii) reject the Company's offer, terminate employment, trigger the Effective Date of the Severance Agreement and accept payment of the "No Sale" Participation Payment.

     (c) Alternative 3 -- The Company may also decide to close down the businesses over a defined time frame. In this case, the Company will offer Employee continued employment on an assignment basis on terms to be agreed but not less favorable than Employee's current terms of employment. The Company would also offer Employee an appropriate "stay-on" bonus payable at the end of the assignment as well as severance as provided in the Severance Agreement. Employee, at his option, may choose to (i) accept the Company's offer; or (ii) reject the offer, terminate employment and trigger the Effective Date of the Severance Agreement. In either (i) or (ii), Employee shall be paid the "No Sale" Participation Payment.

3.   In the event that:

     (a) (i) Employee accepts continued employment with the Company under Alternative 1 above but (ii) is subsequently terminated without cause and (iii) a sale of either of the businesses is later consummated by the Company within six months after Employee receives notice of termination, OR

     (b) (i) The Company elects to take the businesses (or either of them) off the market under Alternatives 2 or 3, and (ii) the businesses (or either of them) are subsequently sold to a buyer with whom Employee had conducted substantial negotiations, and (iii) such sale closes prior to January 1, 1998, THEN

     Employee shall be entitled to the full Paragraph 1 Participation Payment (less any Participation Payment amounts already received).


                                MEMORANDUM


DATE:     September 23, 1996

TO:       Kirk Pond                     cc:  Don Macleod

FROM:     John M. Clark III, Senior Vice President
          General Counsel & Secretary
          National Semiconductor Corporation

RE:       Retention Agreement Dated as of July 2, 1996,
          as amended September 6, 1996
=================================================================


     In order to clarify the term "Net Proceeds" as used in Exhibit B to the above-referenced Retention Agreement, it is agreed that "Net
Proceeds" shall reflect only the following deductions from the sale proceeds received by the Company:

     (1)  Fees and expenses paid to Deutsche Morgan Grenfell;
     (2)  Fees and expenses paid to outside attorneys; and
     (3) Fees and expenses paid to other third party consultants engaged specifically on the sales project (e.g. environmental consultants).

It is estimated that these fees in total will not exceed $8 million. Better estimates should be available as the deals progress.

     It is further understood that there will be no deduction for internal expenses, including incentives payable to you and the Fairchild team.



Agreed:


 //s// KIRK P. POND           Date:      9/23/96
-------------------
Kirk P. Pond




                              March 11, 1997





Mr. Kirk P. Pond
Fairchild Semiconductor Corporation
333 Western Avenue
South Portland, Maine

          Re: Severance Agreement and Release Dated March 11, 1997, by and between Kirk P. Pond ( Employee ) and National Semiconductor
Corporation ( Company )

Dear Kirk:

     This letter will confirm our agreement to amend the above-referenced agreement (the Agreement ) as follows:

     1. The Effective Date of the Agreement is March 11, 1997, which, subject to the terms thereof, will be Employee s last day on Company s payroll.

     2.   Company will pay to Employee in a lump sum an amount equal to:
(i) twelve month s base salary; (ii) an additional four (4) weeks salary in lieu of accrued vacation and (iii) a bonus of seventy percent (70%) of the annual base salary. This amount, less any required tax withholdings, will be paid to Employee within ten (10) days of the Effective Date (and not the periods described in Paragraphs 2 and 3 of the Agreement).

     3. The Company s internal records will reflect that Employee was placed on a personal leave of absence from March 11, 1997 through March 10, 1998, and that employment terminated as a result of voluntary resignation on March 10, 1998.

     4. Notwithstanding anything else contained in Company s Stock Option Plan, Employee shall be permitted to exercise any vested Company stock option during the period beginning with the Effective Date and ending ninety (90) days after March 10, 1998.

     5. In all other respects, the Agreement will remain in full force and effect.


     Please confirm your agreement to the foregoing by signing the enclosed copy of this letter.

                              Very truly yours,

                              NATIONAL SEMICONDUCTOR CORPORATION


                              //s// DONALD MACLEOD
                              --------------------
                              Donald Macleod
                              Executive Vice President and
                              Chief Financial Officer



DM:ag

Enclosure


Agreed:



//s// KIRK P. POND
------------------
Kirk P. Pond





NATIONAL SEMICONDUCTOR CORPORATION                          Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE (1)
(in millions, except per share amounts)



                              Three Months Ended     Nine Months Ended
                              ------------------    --------------------
                              Feb. 23,  Feb. 25,    Feb. 23,    Feb. 25,
                                1997      1996        1997        1996
                              --------  --------    --------    --------
Net income(loss) used in fully
  diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes)                       $ 44.3    $ 24.7    $ (129.4)    $ 180.1
                              ========  ========    ========    ========
Number of shares:
Weighted average common
  shares outstanding             140.1     135.1       139.0       127.1

Weighted average common
  equivalent shares                3.7       2.7         2.6         4.0
                              --------  --------    --------    --------
Weighted average common and
  common equivalent shares       143.8     137.8       141.6       131.1

Additional weighted average
  common equivalent shares
  assuming full dilution            .2        .1          .4          -

Shares issuable from
  assumed conversion of
  Preferred shares                  -         -           -          8.1
  Convertible notes                6.0       6.0         6.0         3.4
                              --------  --------    --------    --------
Additional weighted average
  common equivalent shares
  assuming full dilution         150.0     143.9       148.0       142.6
                              ========  ========    ========    ========


Income(loss) per share
  assuming full dilution         $ .30     $ .17      $ (.87)     $ 1.26
                              ========  ========    ========    ========



(1)	For the three months ended February 23, 1997, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11)
although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.

(2)	For purposes of this computation, all outstanding options and warrants on common stock are assumed to have been exercised, even though for the nine months ended February 23, 1997, the related effects are antidilutive.