Form 10-Q/A
period 1997-02-23
NATIONAL SEMICONDUCTOR CORP
filed 1997-05-30
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q/A


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 23, 1997

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


<PAGE 1>


NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended February 23, 1997 and February 25, 1996              3

Condensed Consolidated Balance Sheets (Unaudited)
  as of February 23, 1997 and May 26, 1996                   4

Condensed Consolidated Statements of Cash Flows
  (Unaudited) for the Nine Months Ended
  February 23, 1997 and February 25, 1996                    5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6-11

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     12-17

Part II.  Other Information

Legal Proceedings                                           18

Exhibits and Reports on Form 8-K                            18-19

Signature                                                   20

Exhibit 11.0                                                21

<PAGE 2>

This amendment is to eliminate depreciation expense for the Fairchild fixed assets held for disposition for the second and third quarters of fiscal 1997 and to adjust the carrying value of the assets of the Company's Fairchild businesses as of February 23, 1997.


PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            Feb. 23,   Feb. 25,     Feb. 23,   Feb. 25,
                              1997       1996         1997       1996
                            --------   -------      --------   --------
Net sales                     $680.5    $600.3      $1,908.1   $2,010.7

Operating costs and expenses:
 Cost of sales                 398.1     368.7       1,205.4    1,165.0
 Research and development       93.3      96.9         279.7      270.5
 Selling, general and
  administrative               111.5     112.1         311.9      370.1
 Restructuring of operations  (192.0)        -          64.3          -
                              ------    ------      --------    -------
Total operating costs
     and expenses              410.9     577.7       1,861.3    1,805.6
                              ------    ------      --------    -------
Operating income               269.6      22.6          46.8      205.1
Interest income, net             2.3       4.1           4.6        9.9
Other income, net                4.3       4.0           4.6       20.0
                              ------    ------      --------    -------

Income before
   income taxes                276.2      30.7          56.0      235.0
Income tax provision            69.1       7.7          14.0       58.7
                              ------    ------      --------    -------

Net Income                    $207.1    $ 23.0      $   42.0    $ 176.3
                              ======    ======      ========    =======

Earnings per share:

         Primary               $1.44     $ .17        $  .30      $1.30
         Fully diluted         $1.39     $ .17        $  .30      $1.26


Weighted average shares:
         Primary               143.8     137.8         141.1      131.1
         Fully diluted         150.0     137.9         141.5      142.6

Income used in primary
   earnings per common share
   calculation(reflecting
   preferred dividends,
   if applicable)             $207.1    $ 23.0       $  42.0    $ 170.7

Income used in fully
   diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes when dilutive)       $208.6    $ 23.0       $  42.0    $ 180.1

See accompanying Notes to Condensed Consolidated Financial Statements

<PAGE 3>

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 23,        May 26,
                                                1997           1996
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  383.8       $  442.4
  Short-term marketable investments               46.7           61.9
  Receivables, net                               329.1          281.2
  Inventories                                    251.7          325.7
  Deferred tax assets                             81.3           71.1
  Fairchild property and equipment
   held for disposition                          318.5             -
  Other current assets                            60.7           73.7
                                               -------        -------
    Total current assets                       1,471.8        1,256.0

Property, plant and equipment                  2,054.8        2,516.7
  Less accumulated depreciation                  789.7        1,208.6
                                               -------        -------
  Net property, plant and equipment            1,265.1        1,308.1
Long-term marketable investments                   5.3           11.7
Other assets                                      85.7           82.2
                                               -------        -------
  Total assets                                $2,827.9       $2,658.0
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   30.2       $   21.5
  Accounts payable                               269.1          255.6
  Accrued expenses                               272.5          235.1
  Income taxes                                   170.4          164.6
                                               -------        -------
    Total current liabilities                    742.2          676.8

Long-term debt                                   374.3          350.5
Deferred income taxes                              9.3           12.1
Other non-current liabilities                     40.0           41.4
                                               -------        -------
    Total liabilities                          1,165.8        1,080.8
                                               -------        -------

Commitments and contingencies

Shareholders' equity:
  Common stock                                    70.4           68.4
  Additional paid-in capital                     973.1          926.9
  Retained earnings                              618.6          581.9
                                               -------        -------
  Total shareholders' equity                   1,662.1        1,577.2
                                               -------        -------
  Total liabilities and shareholders' equity  $2,827.9       $2,658.0
                                              ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements

<PAGE 4>

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                      Nine Months Ended
                                                  --------------------
                                                  Feb. 23      Feb. 25,
                                                   1997         1996
                                                  -------      -------
Cash flows from operating activities:
Net Income                                        $  42.0      $ 176.3
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     172.0        169.4
  Gain on investments                                (1.0)        (5.2)
  Tax benefit associated with stock options          10.0         12.8
  In-process research and development charge         10.6         11.4
  Loss on disposal of equipment                       3.4          2.6
  Restructuring charges                              64.3          -
  Other, net                                         (3.3)        (4.1)
Changes in certain assets and liabilities, net:
    Receivables                                     (47.9)       (11.4)
    Inventories                                      74.0        (78.0)
    Other current assets                             13.0        (39.9)
    Accounts payable and accrued expenses             0.8        (74.4)
    Current and deferred income taxes                (7.2)        17.7
    Other non-current liabilities                    (1.4)        (1.9)
                                                  -------      -------
Net cash provided by operating activities           329.3        175.3
                                                  -------      -------
Cash flows from investing activities:
Purchase of property, plant and equipment          (446.6)      (423.1)
Proceeds from sale of equipment                       -           24.6
Proceeds from the sale and maturity of
   marketable investments                           904.7        578.2
Purchase of marketable investments                 (889.5)      (630.1)
Proceeds from sale of net assets of DynaCraft, Inc.   -           70.0
Proceeds from sale of investments                     5.0          7.8
Business acquisitions                               (15.4)       (19.2)
Purchase of investments and other, net              (12.2)       (10.7)
                                                  -------      -------
Net cash used by investing activities              (454.0)      (402.5)
                                                  -------      -------
Cash flows from financing activities:
Proceeds from issuance of convertible subordinated
  notes, less issuance costs                          -          253.3
Proceeds from the issuance of debt                   52.2         42.0
Repayment of debt                                   (19.7)       (20.9)
Issuance of common stock, net                        33.6         29.3
Purchase of treasury stock                            -          (63.0)
Payment of preferred dividends                        -           (5.6)
                                                  -------      -------
Net cash provided by financing activities            66.1        235.1
                                                  -------      -------
Net change in cash and cash equivalents             (58.6)         7.9
Cash and cash equivalents at beginning of period    442.4        420.3
                                                  -------      -------
Cash and cash equivalents at end of period        $ 383.8      $ 428.2
                                                  =======      =======
See accompanying Notes to Condensed Consolidated Financial Statements

<PAGE 5>

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

     Property, plant and equipment: Effective the beginning of fiscal 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles that are to be disposed of, which are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Adoption of SFAS 121 had no material impact on the carrying values of the Company's assets. In connection with the Company's announcement that it had formed the Fairchild Semiconductor organization ("Fairchild") and was pursuing a sale or partial financing of all or a portion of the Fairchild businesses and related assets, the Company recorded a $189.1 million charge in the first quarter of fiscal 1997 to write down related assets held for sale to estimated fair value less cost to sell (see Note 5).


Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Feb. 23,   May 26,
                                                   1997      1996
                                                 -------    -------
Raw materials                                    $  25.6       39.1
Work in process                                    172.4      208.5
Finished goods                                      53.7       78.1
                                                   -----     ------
     Total inventories                           $ 251.7    $ 325.7
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

<PAGE 6>

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

As part of the restructuring noted above, the Company recorded charges of $177.7 million and $11.4 million to write down certain fixed assets of Fairchild and the National core businesses, respectively, to estimated fair value in contemplation of the sale or partial financing of all or a portion of the Fairchild businesses and related assets. The adjustments to the carrying value of these assets held for disposal were determined based on estimated fair value of the individual businesses of Fairchild. The Fairchild fixed assets include land, building and building improvements, and equipment associated with its 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine, its 6-inch wafer fabrication operation in Salt Lake City, Utah and its assembly and test operations in Penang, Malaysia and Cebu, Philippines.
<PAGE 7>
The National core business assets written down in connection with this action primarily include software and leasehold improvements. The Company also expects to pay approximately $5.2 million in retention bonuses to certain Fairchild employees. These employee bonuses will be expensed to operations ratably over the employee's service period up through the final date of disposition.

The Company has restated its financial statements for the third quarter and first nine months ended February 23, 1997, to adjust the carrying value of the Fairchild assets as a result of the March 11, 1997 disposition transaction (see Note 7). Since the Company achieved a price that was above the original carrying cost of the Fairchild assets, it will not utilize $158 million of the valuation allowance originally recorded to write down the assets of the Fairchild business to estimated fair value and it will not utilize $10 million of the $15.1 million provision that was originally recorded to write down the Fairchild inventory to net realizable value. Accordingly, the Company has adjusted the carrying value of the Fairchild fixed assets as of February 23, 1997, to their original cost of $318.5 million. Additionally, the Company has reversed $34.0 million of excess reserves for severance and other exit costs attributable to the Fairchild businesses, including costs to dispose of the Fairchild fixed assets. These adjustments result in a revised total one-time charge of $73 million for the first nine months ended February 23, 1997, which includes a restructuring charge of $64.3 million and a charge to cost of sales of $5.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

The following table provides a summary of restructuring of operations activity during the nine months ended February 23, 1997:

                                       Fairchild     National
                                     Semiconductor     Core      Total
                                     Organization   Businesses  Company
(in millions)                        -------------  ----------  -------

Restructuring of Operations:
  Write down of assets to
   estimated fair value less
   costs to sell                          $177.7      $ 11.4     $189.1
  Staffing reductions and severance         18.6        36.6       55.2
  Other exit costs                           9.8         2.2       12.0
                                          -------     ------    -------
                                           206.1        50.2      256.3
Adjustment for the reversal of the
allowance to write down assets and
excess reserves for severance and
other exit costs                          (192.0)        -       (192.0)
                                          ------      ------     ------
                                          $ 14.1      $ 50.2     $ 64.3
                                          ======      ======     ======

In addition, the Company has adjusted its financial statements to exclude from operating results the depreciation expense on the property and equipment of the Fairchild businesses held for disposition in the amounts of $17.1 million and $34.4 million, respectively, for the third quarter and first nine months ended February 23, 1997.

The combined effect of all of the above adjustments results in an increase to net income of $164.3 million and $177.3 million, respectively, and an increase to earnings per share, fully diluted, of $1.09 and $1.27, respectively, for the third quarter and first nine months ended February 23, 1997, as compared to amounts previously reported for these periods.
<PAGE 8>
The following table provides detail of the net book value of the Fairchild property and equipment held for disposition:


                                ---------------------------------------
(in millions)                   Logic     Memory     Discrete     Total
                                -----     ------     --------     -----

Property and equipment, net    $204.9     $ 66.1      $ 47.5     $318.5
                               ======     ======      ======     ======

As a result of the work force reduction actions that occurred in the first nine months of fiscal 1997, the Company paid $15.7 million of severance to approximately 450 terminated employees. To date the Company has also paid $1.1 million for other exit costs. Included in accrued liabilities at February 23, 1997 is $16.4 million related to remaining severance and other costs of restructuring activities that are related to the realignment of the Company's selling, general and administrative expenses after taking into effect the Company's adjustment to amend its third quarter financial statements. These costs are expected to paid over the next twelve to eighteen months.

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

                      Three Months Ended         Nine Months Ended
                   ----------------------    --------------------------
($ in millions)     Fair-   Nat'l   Total     Fair-    Nat'l     Total
                    child   Core     Co.      child    Core       Co.
                   ------  ------  ------    ------  --------   -------
Fiscal 1997
-----------
Period Ended
February 23, 1997:
  Net sales        $147.5  $533.0  $680.5    $434.2  $1,473.9  $1,908.1
  Gross margin      35.8%   41.2%   40.0%     31.2%     39.1%     37.3%

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

Gross margin for the Fairchild businesses for the three months and nine months ended February 23, 1997 does not include depreciation expense on
<PAGE 9>
the fixed assets held for disposition. Had the Company continued to record depreciation expense on those assets during the three month and nine months ended February 23, 1997, gross margin would have been 24.2 percent and 23.3 percent for the Fairchild businesses, respectively.

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

Note 7.  Subsequent Events

On March 11, 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild for which the Company paid $12.9 million, the Company received cash of $401 million and a promissory note with a face value of $77 million, and certain liabilities were assumed by Fairchild. The Company expects to record a gain of approximately $40 million from the disposition in the fourth quarter of fiscal 1997.

The Company believed the disposition of the Fairchild businesses would be completed in two or more separate transactions. Consequently, the Company originally anticipated losses on the disposition of the logic and memory businesses and a gain from the disposition of the discrete business. The gain on disposition arose since the Company was able to achieve a higher price than it had originally anticipated. It achieved a higher price because the final transaction resulted in the combined disposition of all three Fairchild businesses, which provided unanticipated synergy to the new majority owners of the collective Fairchild businesses.

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

Note 8.  Restatement of Second Quarter Statement of Operations

In connection with the Company's adjustment of depreciation expense for the third quarter and first nine months ended February 23, 1997 (see
<PAGE 10>
Note 5), the Company also revised its statement of operations for the second quarter ended November 24, 1996 to reflect the cessation of depreciation expense on the property and equipment of the Fairchild businesses held for disposition. The following table provides detail information of the effect of this adjustment:

                                        Three Months Ended
                                        November 24, 1996
                              ----------------------------------------
                              As Originally
                                Reported      Adjustment    As Revised
                              -------------   ----------    ----------

Net sales                        $ 661.5            -        $ 661.5

Cost of sales                      430.7         (17.3)        413.4
Research and development            89.0            -           89.0
Selling, general
  and administrative               106.4            -          106.4
                                 -------       -------       -------
Operating income                    35.4          17.3          52.7
Interest income, net                 1.0            -            1.0
Other income, net                    3.0            -            3.0
                                 -------       -------       -------
Income before income taxes          39.4          17.3          56.7
Income tax provision                 9.9           4.3          14.2
                                 -------       -------       -------
Net income                       $  29.5       $  13.0       $  42.5
                                 =======       =======       =======

Earning per share:
      Primary                     $  .21                      $  .30
      Fully diluted               $  .21                      $  .30

Weighted average shares:
      Primary                      141.6                       141.6
      Fully diluted                142.6                       142.6


The adjustments discussed above are included in the adjustments to the statement of operations for the nine months ended February 23, 1997, discussed in Note 5.

<PAGE 11>

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


GROSS MARGIN  Gross margin as a percentage of sales was 41.5 percent and
36.8 percent for the third quarter and first nine months of fiscal 1997, respectively, compared to 38.6 percent and 42.1 percent for the comparable periods of fiscal 1996. Gross margin for the third quarter and first nine months of fiscal 1997 reflects the Company's adjustment
<PAGE 12>
to cease the depreciation expense on the property and equipment of the Fairchild businesses. Had the Company continued to record depreciation expense on those assets during the third quarter and first nine months of fiscal 1997, gross margin would have been 37.5 percent and 34.5 percent, respectively. Although gross margin excluding the effect of the depreciation adjustment was slightly less than the quarter a year ago, it reflects a recovery in gross margin since the beginning of the fiscal year when factory utilization was reduced due to the slowdown in new orders as customers and distributors reduced inventories. Wafer fab capacity utilization reached 75 percent in the current quarter as new order rates that began improving during fiscal 1997 remained stable through the current quarter. The Company also achieved some product pricing improvements in the third quarter. Also included in cost of sales for the first nine months of fiscal 1997 was $8.7 million of the one-time charge recorded in the first quarter of fiscal 1997 related to the reorganization and the formation of Fairchild (see Restructuring of Operations). Excluding this $8.7 million charge, gross margin as a percentage of total sales would have been 37.3 percent for the first nine months of fiscal 1997 (See Note 5). For the Company's continuing businesses excluding Fairchild, the gross margin was 41.2 percent and
39.1 percent for the third quarter and first nine months of fiscal 1997, compared with 42.3 percent and 45.3 percent for the comparable periods of fiscal 1996.

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


RESTRUCTURING OF OPERATIONS In June 1996, the Company announced the formation of the Fairchild organization to consist of The Company's family logic, memory and discrete product lines. In connection with
<PAGE 13>
this reorganization, the Company originally recorded a $275 million one-time charge that included a restructuring charge of $256.3 consisting of the write down of Fairchild assets to estimated fair value, costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business areas. The remaining components of the $275 million one-time charge have been included in cost of sales and consist of $15.1 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.

As discussed in Note 5, the Company reversed $192 million of the original $256.3 million restructure charge. This included the release of $158 million of the asset write down and $34 million in excess reserves for severance and other exit costs. The Company also reversed $10 million of the original $15.1 million provision to write down
Fairchild inventory to net realizable value. The total revised one-time charge for the first nine months of fiscal 1997 was $73 million.

Excluding the effect of the $73 million one-time charge and the $10.6 million one-time charge related to the PicoPower acquisition that was included in R&D expenses, net income for the first nine months would have been $104.7 million, or $.74 per share.


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


FINANCIAL CONDITION During the first nine months of fiscal 1997, cash and cash equivalents decreased $58.6 million compared to a $7.9 million increase for the first nine months of fiscal 1996. The decrease was primarily the result of the Company's continued investment in property, plant and equipment of $446.6 million that more than offset
<PAGE 14>
the cash flows generated from operations of $329.3 million and proceeds from the draw down of $50.2 million in November 1996 on a new equipment loan. This compares to $175.3 million generated from cash flows from operations plus $253.3 million of net proceeds from the convertible subordinated notes issued by the Company in September 1995, offset by capital expenditures of $423.1 million for the first nine months of fiscal 1996.

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

The Company's significant investment in advanced process technology together with its accelerated investment in its new eight-inch wafer fabrication facility has caused the Company to evaluate and rationalize its existing front-end manufacturing and wafer fabrication capability. This evaluation process may result in decisions to de-emphasize or eliminate previous investments in certain fabrication processes or manufacturing technology and may have an unfavorable impact on the
<PAGE 15>
Company's financial performance in future periods. The Company expects the first phase of this evaluation to be completed in the fourth quarter of fiscal 1997.

On March 11, 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. portfolio investment company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild for which the Company paid $12.9 million, the Company received cash of $401 million and a promissory note with a face value of $77 million, and certain liabilities were assumed by Fairchild. The Company expects to record a gain of approximately $40 million on the disposition in the fourth quarter of fiscal 1997. Although the Company has sold four manufacturing facilities as a part of the Fairchild divestiure, the Company believes that its remaining captive manufacturing capacity and its third-party subcontract manufacturing arrangements, including the manufacturing contract with Fairchild, will be adequate to supply the needs of its core business operations. Moreover, the Company believes the portfolio of products for its core businesses provides the Company opportunity to improve future profitablity since such products have higher margins historically than those of the Fairchild businesses.

As part of the Fairchild disposition, the Company has agreed not to compete with Fairchild for five years in any business for products with substantially the same specifications as the products comprising the Fairchild business immediately prior to the disposition. Fairchild has agreed it will not compete with the Company in certain products for a period of thirty-nine (39) months. The Company has also agreed not to solicit any Fairchild customer, supplier, licensor, licensee or anyone else having a business relationship with Fairchild to cease its business relationship with Fairchild. Inasmuch as the Company had determined to exit the logic, memory and discrete business, the Company does not believe the noncompetition and nonsolicitation covenants will materially impact the ongoing operations of the Company.

In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company will purchase goods and services from Fairchild during the first 39 months after the transaction. Historically, these services provided by Fairchild have been provided at cost. Under the agreement the Company has committed to purchase goods and services based on specified wafer prices. Such prices may have an unfavorable impact on gross margin.
The Company also has certain continuing obligations arising from the Fairchild transaction that include providing certain transition services to Fairchild and indemnification of environmental and legal matters that may have an unknown negative impact on the Company's future results of operations.

On March 17, 1997, the Company acquired Mediamatics, Inc., a Fremont, California company that is a major provider of MPEG audio/video capabilities to the personal computer market. The Company completed the acquisition by issuing or reserving for future issuance an aggregate of
3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition will be accounted for using the purchase accounting method with a net adjusted purchase price after acquisition expenses of $74.5 million. The Company will incur a one-time charge to expense in the fourth quarter of the fiscal year for in-process research and development of approximately $62.0 million. In connection with the acquisition, the Company will also record $23.5 million of deferred compensation related to employee retention arrangements which will be charged to operating expenses, primarily research and development, over the next 30 months.
<PAGE 16>

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

<PAGE 17>

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

10.2   Asset Purchase Agreement between National Semiconductor
Corporation and Fairchild Semiconductor Corporation. *  **

10.3   Transition Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

10.4   Fairchild Assembly Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

<PAGE 18>

10.5   National Assembly Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

10.6   Fairchild Foundry Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

10.7   National Foundry Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

10.8   Mil Aero Wafer and Services Agreement between National
Semiconductor Corporation and Fairchild Semiconductor
Corporation. *  **

10.9   Management Contract or Compensatory Plan or Agreement:
Amendments to Retention Agreement with Kirk P. Pond. **

11.0   Additional Fully Diluted Calculation of Earnings Per
Share.

27.0   Financial Data Schedule.

     * Exhibits and Schedules to referenced Agreements will be filed upon request.

     **     Previously filed.


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

<PAGE 19>

SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  May 30, 1997                  /s/ Richard D. Crowley
                                     ----------------------------------
                                     Richard D. Crowley
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

<PAGE 20>

NATIONAL SEMICONDUCTOR CORPORATION                          Exhibit 11.0
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE (1)
(in millions, except per share amounts)



                              Three Months Ended     Nine Months Ended
                              ------------------    --------------------
                              Feb. 23,  Feb. 25,    Feb. 23,    Feb. 25,
                                1997      1996        1997        1996
                              --------  --------    --------    --------
Net income(loss) used in fully
  diluted earnings per share
  (reflecting adjustment for
   interest on convertible
   notes)                       $208.6    $ 24.7    $   47.9     $ 180.1
                              ========  ========    ========    ========
Number of shares:
Weighted average common
  shares outstanding             140.1     135.1       139.0       127.1

Weighted average common
  equivalent shares                3.7       2.7         2.1         4.0
                              --------  --------    --------    --------
Weighted average common and
  common equivalent shares       143.8     137.8       141.1       131.1

Additional weighted average
  common equivalent shares
  assuming full dilution            .2        .1          .4          -

Shares issuable from
  assumed conversion of
  Preferred shares                  -         -           -          8.1
  Convertible notes                6.0       6.0         6.0         3.4
                              --------  --------    --------    --------
Additional weighted average
  common equivalent shares
  assuming full dilution         150.0     143.9       147.5       142.6
                              ========  ========    ========    ========


Income(loss) per share
  assuming full dilution         $1.39     $ .17      $  .33      $ 1.26
                              ========  ========    ========    ========



(1) For the three months ended February 25, 1996 and the nine months ended February 23, 1997, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.

<PAGE 21>