Form 10-K
period 1997-05-25
NATIONAL SEMICONDUCTOR CORP
filed 1997-08-06
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-K

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934
For the fiscal year ended May 25, 1997
                              OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
---   SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission File Number: 1-6453

                 NATIONAL SEMICONDUCTOR CORPORATION
      (Exact name of registrant as specified in its charter)

     DELAWARE                          95-2095071
     --------                          ----------
    (State of incorporation)         (I.R.S. Employer Identification Number)

              2900 SEMICONDUCTOR DRIVE,  P.O.  BOX 58090
                 SANTA CLARA, CALIFORNIA 95052-8090
                 ----------------------------------
               (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
Title of Each Class                             Which Registered
-------------------                             ------------------------

Common stock, par value                         New York Stock Exchange
$0.50 per share                                 Pacific Exchange

Preferred Stock Purchase Rights                 New York Stock Exchange
                                                Pacific Exchange




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
                                                              ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non affiliates of the registrant as of June 22, 1997, was approximately $3,888,883,567.
Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of June 22, 1997, was 145,674,568.

                DOCUMENTS INCORPORATED BY REFERENCE
       Document                                  Location in Form 10-K
       --------                                  ---------------------

Portions of the Proxy Statement for the Annual           Part III
 Meeting of Stockholders to be held on or about
 September 26, 1997.

Portions of the Company's Registration                   Part IV
 Statement on Form S-3, Registration No. 33-48935, which became effective October 5, 1992.

Portions of the Company's Registration                   Part IV
 Statement on Form S-3, Registration No. 33-52775, which became effective March 22, 1994.

Portions of the Company's Registration                   Part IV
 Statement on Form S-8, Registration No. 333-26625, which became effective May 7, 1997.

Portions of the Company's Registration                   Part IV
 Statement on Form S-8, Registration No. 33-55699, which became effective September 30, 1994.

Portions of the Proxy Statement for the Annual           Part IV
 Meeting of Stockholders held September 30, 1994

Portions of the Company's Registration                   Part IV
 Statement on Form S-8, Registration No. 33-61381, which became effective July 28, 1995.

Portions of the Company's Registration                   Part IV
 Statement on Form S-3, Registration No. 33-63649, which became effective November 6, 1995.

Portions of the Company's Registration                   Part IV
 Statement on Form S-8, Registration No. 33-59431, which became effective August 5, 1994.

Portions of the Company's Registration                   Part IV
 Statement on Form S-8, Registration No. 333-09957, which became effective August 12, 1996.

The Index to Exhibits is located on pages 60-62.


                               PART I
                               ------

ITEM 1. BUSINESS

General
National Semiconductor Corporation, including its subsidiaries
("National" or the "Company"), designs, develops, manufactures and markets a broad line of analog, mixed signal and other integrated circuits applications in a variety of markets, including the personal computing, wireless communications, flat panel and CRT display, power management, local and wide area networks, automotive, consumer and military aerospace markets. National was incorporated under the laws of the state of Delaware in 1959.
     In June 1996, the Company reorganized its operating structure into four business groups that included the Analog Group, the Communications and Consumer Group, the Personal Systems Group and the Fairchild Semiconductor Group ("Fairchild"). The reorganization was intended to enhance the Company's focus in analog and mixed signal technologies and further its strategy to develop certain highly integrated application specific semiconductor products ("systems on a chip") for the personal systems, communications and consumer markets. Fairchild was formed as a separate organization consisting of the Company's family logic, memory and discrete product lines which were more mature businesses with slower growth rates and generally lower margins than the analog and mixed signal product lines, which traditionally have higher margins. At the time of the reorganization, the Company also announced it planned to divest Fairchild. The Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp
Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management, in March 1997.
     The Company acquired the PicoPower Division of Cirrus Logic Inc. ("PicoPower") in August 1996 and Mediamatics, Inc. ("Mediamatics") in
March 1997. The acquisition of PicoPower, a well established designer and marketer of chip sets for laptop personal computers, allows the Company to compete as a supplier of complete chip sets for future generations of products by combining its expertise in circuits for peripheral and input/output functions on the personal computer motherboard with PicoPower's advanced technologies and experience in other components of the chip set. The Company believes its acquisition of Mediamatics, a leading supplier of certain multimedia products in the home connectivity market, will enable the Company to accelerate its entry into the rapidly growing world of home entertainment appliances based on new technologies such as Digital Versatile Disc-based video players and Digital Video Broadcasting set-top boxes.
     Subsequent to the end of the fiscal year, National announced that it has entered into a definitive merger agreement with Cyrix Corporation ("Cyrix"). Cyrix designs, manufactures and markets innovative microprocessors and is a supplier of high-performance microprocessors to the personal computer industry. The transaction is expected to close in the second quarter of fiscal 1998. National expects to use Cyrix's designs and products in the development of system-on-a-chip products for the entry-level personal computer, network personal computer and information-appliance markets.
     The Company operates in one industry segment. For information with respect to sales and identifiable assets for National's geographic segments, refer to the information contained in Note 12 of the Financial Statements in Part 8 of this Report under the caption "Industry and Geographic Segment Information."

Products
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     National manufactures a broad variety of analog intensive, mixed signal and digital products. National's products are used in numerous commercial applications, including personal systems, telecommunications and communications products, data processing, automotive, local and wide area networking and other industrial applications as well as some consumer applications.
     The Company is a leading supplier of analog and mixed signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as Ethernet Local Area Networks ("LAN"), wireless communications and automotive. While no precise industry standard for analog and mixed signal exists, the Company considers products which process analog information, convert analog to digital or convert digital to analog as analog and mixed signal products. Analog and mixed signal products include amplifiers and regulators, power monitors and line drivers, products optimized for audio, video, automotive or display applications and data acquisition products. Other Company products with significant digital to analog or analog to digital capacity include products for local area networks, wireless networking and wireless communications, as well as products for personal systems and personal communications such as its office automation and "Super I/O" offerings. Super I/O is the brand name used by the Company to describe its integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard. These analog and mixed signal products comprise the Company's core businesses under the Analog Group, the Communications and Consumer Group and the Personal Systems Group, which accounted for 82 percent of total sales for fiscal 1997. These product sales have continued to increase over the past few years as a percentage of total Company sales.
     The Company completed the disposition of Fairchild in March 1997. Under Fairchild, the Company sold bipolar and complimentary metal oxide silicon ("CMOS") logic and memory products. These products were largely older, more mature offerings serving broad markets in data processing, switching equipment and personal computing. The Company's bipolar and CMOS products included many of the mature logic families such as Advanced Schottky ("AS") and Advanced Low Power Schottky ("ALS"), High Performance CMOS ("HCMOS") as well as Electrically Erasable Programmable Read Only Memory ("EEPROM") and Erasable Programmable Read Only Memory ("EPROM") products. Other product offerings under Fairchild included discrete products. Fairchild sales which have been declining over the past several years as a percentage of total sales accounted for 18 percent of total sales for fiscal 1997.
     Corporate Structure and Organization. Prior to March 1997, the Company's operating structure included the Analog Group, the Communications and Consumer Group, the Personal Systems Group and Fairchild. Fairchild was divested in March 1997. The remaining three groups represent the National core businesses described as follows:
     Analog Group: Analog circuits control continuously variable functions (such as light, color, sound and power) and are used in telecommunications, wireless, desktop and notebook computers, and many industrial applications. Analog provides a variety of wireless and analog products including standard products, application specific products and full custom products. The Group's analog products include high performance operational amplifiers, power management circuits, data acquisition circuits, wireless circuits and interface communication circuits. The Group's wireless circuits perform the radio, baseband controller, power management and other related functions in the cellular and cordless phone markets, including Global System for Mobile Communication, Digital Enhanced Cordless Telephone, Personal Cordless System, Code Division Multiple Access, Time Division Multiple Access and Advanced Mobile Phone System, as well as other fast growing wireless communication markets.
     Communications and Consumer Group("CCG"): National through CCG is a leading supplier of Local Area Network (LAN) Ethernet products, which are currently the dominant protocol for LAN's. CCG has pioneered the development of 10M and 10/100M technology and continues to be a major technology contributor to the Giga-bit Ethernet effort. National is also a large non-captive COMBO (Integrated CODEC filter) supplier to telecom equipment manufacturers. CCG supplies ISDN (Integrated Services Digital Network) chip sets to the telecom industry and complete voice line card modules to developing countries.
     CCG's present focus includes low voltage CMOS audio amplifiers with controls targeted for personal computers (desktop and portables) and cellular phone markets. National is a large supplier of audio amplifiers to the portable personal computer market with its LM48XX family of products, while the "Overture" family of bipolar products is mostly targeted at the consumer market. National is also a leading supplier of video pre-amps and monolithic drivers for the cathode-ray tube market with the LM12XX and LM24XX family, respectively. CCG provides gray scale reference buffers for thin film transistor flat panel display applications. National's NCL3XX family of MR (magneto resistive) pre-amps are currently used by industry leaders in their high end drives.
     The acquisition of Mediamatics, with its expertise in MPEG (Motion Picture Experts Group), balanced hardware/software systems know-how and home connectivity building-blocks is intended to accelerate National's entry into the consumer-oriented home information appliance market.
     Personal Systems Group("PSG"): National is a leader in integrated circuits targeted to the personal systems peripheral business. PSG does not attempt to compete with the host microprocessor for personal computers, but instead designs and develops peripheral products which work in tandem with the host microprocessor in either the personal computer or workstation. PSG is organized into the following distinct business units:
     Personal Computer Systems Business Unit: This business unit utilizes the Company's Super I/O expertise to provide motherboard system logic solution chip sets that work with the main processor and also integrate much of the input/output ("I/O") functions to X86-based notebook, desktop and net personal computer manufacturers.
     Network Computer and Communications Business Unit: This business unit offers a family of companion I/O (Super I/O) solutions which work with X86-based processors and system logic in desktop personal computers
and network computers.   In addition, the business unit provides
embedded-RISC (Reduced Instruction Set Computing), using National's CompactRISC embedded cores to multifunction peripheral manufacturers. The business unit expects to provide in the future motherboard system logic solutions for RISC-processor based network computers and information appliances, integrating multi-media and communications technologies.
     Microcontroller Technologies Business Unit: The Microcontroller Technologies Business Unit ("MCT") has a portfolio of 8-, 16- and 32-bit microcontollers for a variety of markets. MCT provides peripheral serial connectivity products for personal computers, using both the IEEE1394 and USB serial communications standards. MCT also provides motherboard system environmental controllers for personal computers.
MCT products utilize National's expertise in mixed signal technologies.
     Arador Business Unit: The focus of the Arador Business Unit is the NS486 product integrates a 486 Intel compatible core developed by National with a full set of PC-compatible system service elements and a wide variety of value-added peripherals.
     Core Technology Unit: The Core Technology Unit ("CTU") is responsible for providing the range of process cores and support tools and software required by all of National's product lines, to service the range of platforms and operating system environments for markets for information appliances.
     Aside from these operating groups, the Company's corporate structure also includes centralized Worldwide Sales and Marketing and the Central Technology and Manufacturing Group. Worldwide Sales and Marketing is organized around the four major regions of the world in which the Company operates: the Americas, Europe, Japan and Asia and is comprised of the Company's worldwide sales and marketing organization. Central Technology and Manufacturing manages production and technology operations. The group is responsible for the Company's three strategic imperatives: state-of-the-art process technology, world-class manufacturing and six-month time-to-market methodology that have been established as the delivery vehicles to enable the Company to develop products constituting systems on a chip. The technology operations include process technology, the central research arm of the Company, which provides pure research, process development and initial product prototyping necessary for many of the Company's core production processes and leading edge products, and development technology, which selects and implements integrated Computer Aided Design ("CAD") tools for designing, performing layout, simulating and testing the logical and physical representation of new products before they are actually produced.

Marketing and Sales
The Company markets its products throughout the world to OEMs by way of a direct sales force. Major OEMs include IBM, Hewlett-Packard, Compaq, 3COM, Intel, Dell and General Motors as well as Siemens, Samsung, L.M. Ericsson and others. In addition to its direct sales force, National uses distributors in all four of its business regions.
     Customer support is handled by comprehensive, state of the art central facilities in the United States, Europe and Singapore. These Customer Support Centers ("CSCs") provide responses to inquiries on product pricing and availability, technical support for customer questions, order entry and scheduling.
     National augments its sales effort with application engineers based in the field. These engineers are specialists in National's product portfolio and work with customers to design National integrated circuits for their products and identify National products that can be used in the customer's application. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
     In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products and under specific conditions repurchases products that have been discontinued by the Company.

Customers
National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal years 1997, 1996 and 1995.

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

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the Company's fourth quarter. In fiscal 1997, the Company did not experience the typical seasonality in the third fiscal quarter as a result of increased customer demand and certain actions implemented by management to increase the Company's product supply that began in the second half of the fiscal year.

Manufacturing
The design of semiconductor and integrated circuit products is determined by customer requirements and general market trends and needs. These designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.
     The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in three facilities in the United States and in a facility in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. These arrangements include manufacturing agreements with Fairchild under which the Company will purchase goods and services from Fairchild through fiscal 2000 and with an Israeli company, in which the Company has a small equity investment, that provides additional manufacturing capacity, as well as various subcontract vendors in Asia. National also utilizes some manufacturing capacity of a small, majority owned joint venture in Shanghai, People's Republic of China, for the assembly of boards using National integrated circuits. The Company anticipates bringing new manufacturing capacity on line in early fiscal 1998 with the completion of its 8-inch wafer fabrication facility in South Portland, Maine.
 .....National's wafer manufacturing processes span Bipolar, Metal Oxide
Silicon ("MOS"), Complementary Metal Oxide Silicon ("CMOS") and Bipolar Complementary Metal Oxide Silicon ("BiCMOS") technologies. The Company's wafer fabrication processes are being adapted to emphasize integration of analog and digital capabilities to support the Company's strategy to develop systems-on-a-chip products. Bipolar processes support primarily the Company's standard products. As products decrease in size and increase in functionality, National's wafer fabrication facilities are now required in many cases to be able to manufacture integrated circuits with sub-micron circuit pattern widths. Precision manufacturing in wafer fabrication has carried over to assembly and test where advanced packaging technology and comprehensive test operations are required for increasingly powerful integrated circuits.

Raw Materials
National's manufacturing processes make use of certain key raw materials critical to its products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. The Company also is increasingly relying on subcontractors to supply finished or semi-finished products which the Company markets through its sales channels. Both raw materials and semi-finished or finished products are obtained from various sources, although the number of sources for any particular material or product is relatively limited. Although the Company feels its current supply of essential materials is adequate, shortages from time to time have occurred and could occur again. Significant increases in demand, rapid product mix changes or natural disasters all could affect the Company's ability to procure materials or goods.

Research and Development
National's research and development ("R&D") consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. Research functions and definition and development of most process technologies are done by Central Technology and Manufacturing's process technology group. Process capability is developed and prototyped at the Company's 8-inch pilot wafer fabrication facility located in Santa Clara, California, and product design is done by the operating divisions. R&D expenses were $372.1 million for fiscal 1997, $349.9 million for fiscal 1996 and $281.6 million for fiscal 1995 with all years experiencing increases in R&D in the Company's core analog and mixed signal products and critical process development. These amounts exclude in-process R&D charges of $72.6 million related to the acquisitions of PicoPower ($10.6 million) and Mediamatics ($62.0 million) in fiscal 1997, $11.4 million related to the acquisition of Sitel Sierra, B.V. in fiscal 1996 and $1.5 million related to the acquisition of Comlinear Corporation in fiscal 1995, which have been separately presented in the consolidated statement of operations as special items. For fiscal 1997, the Company expended 34 percent of its R&D effort toward the development of state-of-the-art process technology and the remaining 66 percent for new product development.

Patents
National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The Company licenses certain of its patents to other manufacturers and participates in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of the agreements are cross-licenses where the Company grants broad licenses to its intellectual property in exchange for receiving a license; none are exclusive. The amount of income from licensing agreements has varied in the past and the amount and timing of future income from licensing agreements cannot be precisely forecast. The Company believes that none of the license agreements is material to the Company in terms of either the royalty payments due or payable or the intellectual property rights granted or received under any such agreement.

Employees
At May 25, 1997, National employed approximately 12,400 people of whom approximately 5,900 were employed in the United States, 1,800 in Europe, 4,300 in Southeast Asia and 400 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be favorable.

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

Fluctuations in Financial Results
The Company's financial results are affected by the business cycles and seasonal trends of the semiconductor and related industries. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on the Company's operating results. As a result of these and other factors, the Company's financial results can fluctuate significantly from period to period. As an example, the Company generated net income in fiscal years 1993 through 1997, but experienced substantial losses, in fiscal years 1989 through 1992, and there were substantial declines in net income in fiscal years 1997 and 1996 as compared to fiscal 1995.

Competition
Competition in the semiconductor industry is intense. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business may be only part of their overall operations, such as Motorola, Inc., Philips Electronics, NV, NEC Corporation and Toshiba Corporation. National also competes with a large number of companies that target particular markets such as Linear Technology Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc., LSI Logic Corporation, SGS-Thompson Microelectronics SA, Intel Corporation, Cirrus Logic, Inc. and Texas Instruments Incorporated. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition. The Company is also faced with competition from several of its customers, particularly customers in the networking and personal systems industries, but competition from customers has had minimal affect on National's sales to date.

International Operations
National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control. These factors include fluctuations in foreign currency rates, instability of foreign economies or their emerging infrastructures to support demanding manufacturing requirements, government changes and U.S. and foreign laws and policies affecting trade and investment. Although the Company has not experienced any materially adverse effects with respect to its foreign operations arising from such factors, the Company has been impacted in the past by one or more of these factors and could be impacted in the future by such factors. In addition, although the Company seeks to hedge its exposure to currency exchange rate fluctuations, the Company's competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had, nor will have, a material effect upon the Company's capital expenditures, earnings, competitive or financial position. (Also see Item 3, Legal Proceedings.)

In addition to the risks discussed above, further discussion of other risks and uncertainties that may affect the Company's business is included in the Outlook section of "Management's Discussion and Analysis" appearing in Item 7.


ITEM 2. PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. The major concentrations of wafer fabrication and product research and development capability are located at the Company's plants in South Portland, Maine, Arlington, Texas, and Greenock, Scotland. The Company also operates small design facilities in various locations in the U.S. including Fort Collins, Colorado; West Jordan, Utah; Atlanta, Georgia; Tucson, Arizona; Tacoma, Washington; Boston, Massachusetts; Grass Valley, California; and overseas locations including the United Kingdom, Israel, Germany and the Netherlands.
     The Company conducts significant manufacturing offshore. One of National's largest wafer fabrication facilities is in Greenock, Scotland. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Singapore. A small manufacturing facility, majority owned by National, was established in January 1995, in Shanghai, People's Republic of China. The regional headquarters for National's Worldwide Sales and Marketing are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. National maintains local sales offices in various locations and countries throughout its four business regions. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices.
     In connection with the Fairchild transaction, National's 4-inch, 5-inch and 6-inch fabrication lines in South Portland, Maine, the wafer fabrication plant in West Jordan, Utah and the test and assembly plants in Cebu, the Philippines and Penang, Malaysia were transferred to Fairchild. The Company has retained the 8-inch wafer fabrication facility and other buildings in South Portland, Maine. The Company believes that its remaining captive manufacturing capacity and its third-party subcontract manufacturing arrangements, including manufacturing arrangements with Fairchild, will be adequate to supply the needs of its core business operations.
     With the completion in early fiscal 1998 of its construction in South Portland, Maine of the 8-inch wafer fabrication facility, the Company expects to increase its manufacturing capacity. Wafer fabrication capacity utilization declined to 67 percent for the first half of fiscal 1997, but reached 80 percent in the second half of fiscal 1997 as new order rates that began improving in December 1996 strengthened through the remainder of the fiscal year. The Company feels its current plant, property and leased facilities are well maintained.


ITEM 3. LEGAL PROCEEDINGS

The United States Internal Revenue Service ("IRS") examination of the Company's United States tax returns for fiscal years 1976 through 1982 and subsequent litigation related there to resulted in a final decision being entered by the U.S. Tax Court on June 6, 1995. The period for appealing the decision expired in early September 1995.
After giving effect to loss and credit carryovers, the final tax deficiency was $4.1 million. The associated interest has not been finally determined, but preliminary IRS calculations estimate it to be approximately $44.9 million. The Company has made advance payments to the IRS on the tax and interest deficiency, but disagrees with the IRS' interest calculation and has filed a claim for refund on the disputed difference with the IRS. With respect to the IRS' examination of tax returns for other fiscal years, in April 1995, the IRS issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). The issues giving rise to this set of proposed adjustments relate primarily to the Company's former Israeli operation and the allocation of the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. The Company has filed a protest with the appeals office of the IRS contesting the Notice of Deficiency. The IRS is examining the Company's tax returns for fiscal years 1990 through 1993 and expects the IRS to soon begin examination of the Company's tax returns for fiscal years 1994 through 1996. The Company believes that adequate tax payments have been made or accrued for all years.
     On July 9, 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The assessments total approximately $59.2 million. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal year 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.
     On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million; the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994 and is continuing to contest the Penalty Notice in proceedings at the administrative agency level. On July 1, 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company, denying the payment of drawback previously paid to the Company and issued bills in the amount of $2.5 million seeking repayment of the accelerated drawback. Timely protests of these liquidations were filed in September 1988. These protests were denied in March 1996. The Company is pursuing judicial review of the denial in the Court of International Trade and has paid the denied duties and associated interest totaling $5.2 million, which is a prerequisite to filing a summons with the Court. The Company believes that resolution of these Customs matters will not have a material impact on the Company's financial position.
     A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991. A final assessment in the amount of approximately $4 million (including interest and penalty) was made by the Board and payment was made by the company in August 1995. The Company has subsequently filed a claim for refund of all amounts paid, plus interest, with the Board. The sales tax examination and assessment did not have a material adverse effect upon the Company's financial position.
     By letter dated January 6, 1994, the Company was notified by the California Department of Toxic Substances Control ("DTSC") of a Report of Violation ("ROV") listing 39 violations arising out of inspections of certain facilities and operations of the Company and its wholly owned subsidiary, Dynacraft, Inc. ("DCI") located in Santa Clara, California and the DTSC's further review of information obtained during the inspections. The deficiencies cited can be described as violations of various provisions of the California Health and Safety Code and the California Code of Regulations relating to the record keeping for and the handling, treatment, storage, and disposal of hazardous products and wastes. The Company worked with DTSC to correct the deficiencies noted in the ROV and signed a Stipulation and Order with the DTSC on June 16, 1995 whereby the Company agreed to pay a fine of $490,000 and complete several compliance projects. The Company completed the final project and submitted its report on the projects to DTSC on May 6, 1996. On May 16, 1996, the DTSC notified the Company that it required the Company to perform several tasks in connection with the projects. On October 10, 1996, the Company provided to DTSC further information requested by DTSC and asked DTSC to provide the Company a "Return to Compliance" letter. On October 25, 1996, the DTSC indicated that it had completed its review, that the Company had met the requirements of the Stipulation and Order, and had returned the compliance.
     On June 18, 1991, the U.S. Environmental Protection Agency ("EPA") issued a Finding of Violation and Order to the Company and DCI relating to the alleged failure of the Company and DCI to comply with the federal categorical pretreatment standards arising from the city of San Jose, California's pretreatment program. The Order required the Company and DCI to comply with all Federal categorical pretreatment standards and to take further actions to maintain permanent compliance. A Consent Decree concerning this matter was entered by the U.S. District Court, Northern District of California on March 30, 1995. Under the terms of the Consent Decree, National and DCI agreed to pay a civil penalty in the amount of $50,000 and perform three Supplemental Environmental Projects ("SEPs"). The Company completed one of the SEPs. The $50,000 civil penalty was paid in 1995. By letter dated August 13, 1996, the Company sent a check in the amount of $151,483 to the U.S. Department of Justice in lieu of completing the other two SEPs and stated that, in accordance with the terms of the Consent Decree, the Consent Decree was terminated.
     The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the EPA. The Company has agreed in principle with the RWQCB to a site remediation plan. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company has also retained liability for environmental matters arising from its former operations of DCI and the Fairchild business but is not currently involved in any legal proceedings relating to those liabilities. The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                    Current Title                               Age
----                    -------------                               ---

Kamal K. Aggarwal (1)   Executive Vice President, Central
                        Technology and Manufacturing Group            59

Michael Bereziuk (2)    Senior Vice President and General
                        Manager, Personal Systems Group               44

Patrick J. Brockett (3) Executive Vice President, Worldwide
                        Sales and Marketing                           49

John M. Clark III (4)   Senior Vice President, General Counsel
                        and Secretary                                 47

Brian L. Halla (5)      Chairman of the Board, President and
                        Chief Executive Officer                       50

Donald Macleod (6)      Executive Vice President, Finance and
                        Chief Financial Officer                       48

Douglas M. McBurnie (7) Senior Vice President and
                        General Manager, Communications
                        and Consumer Group                            54

Robert M. Penn (8)      Senior Vice President and General
                        Manager, Analog Group                         60

Richard L. Sanquini (9) Senior Vice President, Strategic
                        Business and Technology Development           62

Richard A. Wilson (10)  Vice President, Human Resources               54

*  all information as of May 25, 1997

Business Experience During Last Five Years
------------------------------------------

(1) Mr. Aggarwal joined the Company in November 1996. Prior to joining the Company, Mr. Aggarwal held positions as Vice President,
Worldwide Logistics and Customer Service and Vice President,
Assembly and Test at LSI Logic Corporation.

(2) Mr. Bereziuk joined the Company in August 1984. Prior to becoming Senior Vice President and General Manager of the Personal Systems
Group in June 1996, Mr. Bereziuk held positions at the Company as Vice President and General Manager, Personal Systems Group; Vice
President and General Manager, Embedded Control Division; and Vice President, Embedded Control Division.

(3) Mr. Brockett joined the Company in September 1979. Prior to becoming Executive Vice President, Worldwide Sales and Marketing in June 1996, he held positions in the Company as President, International Business Group; Corporate Vice President, International Business Group; Vice President, North America Business Center; Vice President and Managing Director, European Operations; and Vice President and Director of European Sales.

(4) Mr. Clark joined the Company in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

(5) Mr. Halla joined the Company in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to joining the
Company, Mr. Halla held positions at LSI Logic Corporation as
Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice
President and General Manager, Microprocessor Products Group.

(6) Mr. Macleod joined the Company in February 1978. Prior to becoming Executive Vice President, Finance and Chief Financial Officer in
June 1995, he held positions as Senior Vice President, Finance and
Chief Financial Officer; Vice President, Finance and Chief
Financial Officer; Vice President, Financial Projects; Vice
President and General Manager, Volume Products - Europe; and
Director of Finance and Management Services - Europe.

(7) Mr. McBurnie joined the Company in May 1994. Prior to becoming Senior Vice President and General Manager, Communications and Consumer Group in June 1996, he held the position at the Company as Vice President and General Manager of the LAN Division. Prior to joining the Company, Mr. McBurnie held senior positions at Opinicus Corporation, Xidex Corporation and Precision Monolithics, Inc.

(8) Mr. Penn joined the Company in December 1993. Prior to becoming Senior Vice President and General Manager of the Analog Group in
June 1996, he held the position of Vice President and General
Manager of the WAN Division.  Prior to joining the Company, Mr.
Penn served as an executive level consultant with EMS Consulting and held senior management positions at Gould Inc.'s Semiconductor Division and American Microsystems, Inc.

(9) Mr. Sanquini first joined the Company in August 1980 and left in June 1989. He rejoined the Company in November 1989. Prior to becoming Senior Vice President, Strategic Business and Technology Development in August 1996, he held the positions as Senior Vice President, Business Development and Intellectual Property
Protection; Senior Vice President, Planning and Development; and
Vice President, Corporate Strategic Projects.

(10) Mr. Wilson joined the Company in February 1996 as Vice President, Human Resources. Prior to joining the Company, he held the position of Vice President, Human Resources at MCI Network Services for 5 1/2 years.

     Executive officers serve at the pleasure of the Company's Board of Directors. There is no family relationship among any of the Company's directors and executive officers.


                              PART II
                              -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     During fiscal 1997, the Company sold securities that were not registered under the Securities Act, as follows:

     On March 17, 1997, the Company issued a total of 2,640,089 shares of Common Stock in connection with the Company's acquisition of Mediamatics, Inc. ("Mediamatics"). The shares were issued to the former stockholders of Mediamatics pursuant to the private placement exemption of Section 4(2). The shares were issued to the stockholders of Mediamatics as follows:

Name                                   Number of Shares
----                                   ----------------
Hemant Bheda                              887,642
Partha Srinivasan                         665,837
Premnath Viswanath                        554,934
Dr. T. Jaganathan                           3,691
Institutional Venture Partners VI         489,648
Institutional Venture Management VI        10,417
IVP Founders Fund I, L.P.                  20,836
Greater Bay Bancorp                         7,084

     131,463 of these shares were deposited into an indemnity escrow and will be released on March 17, 1998 provided the Company has not asserted claims for damages under the Mediamatics Stock Purchase Agreement prior to that time. 808,628 of these shares were deposited into an employment escrow and will be released in varying amounts to Messrs. Bheda, Srinavasan, and Viswanath over time beginning December 17, 1998, provided, subject to certain conditions, they remain employed by the Company. 1,699,998 of the shares have been registered under Registration Statement on form S-3 No. 333-24113 which became effective June 3, 1997. As consideration for the shares, National received all of the issued and outstanding stock of Mediamatics. No underwriters were involved in the Mediamatics acquisition.

See information appearing in Notes 6, Debt; Note 8, Shareholders' Equity; and Note 14, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 11, 1997 was $34.81. At July 11, 1997, the number of record holders of the Company's common stock was 11,720.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from the audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto in Item 8.

FIVE YEAR SELECTED FINANCIAL DATA
(In Millions, Except per Share Amounts)

                        May 25,   May 26,   May 28,   May 29,   May 30,
Years Ended               1997      1996      1995      1994      1993
-----------            -------   -------   -------   -------   -------
OPERATING RESULTS
Net sales             $2,507.3  $2,623.1  $2,379.4  $2,295.4  $2,013.7
Operating costs and
 expenses              2,475.1   2,409.0   2,095.4   2,020.9   1,893.8
                       -------   -------   -------   -------   -------
Operating income          32.2     214.1     284.0     274.5     119.9
Interest income, net      15.1      13.3      14.6      10.9       2.9
Other income, net         10.0      19.8      30.6      18.1      27.1
                       -------   -------   -------   -------   -------
Income before income
 taxes and cumulative
 effect of accounting
 change                   57.3     247.2     329.2     303.5     149.9
Income taxes              29.8      61.8      65.0      44.4      19.6
                       -------   -------   -------   -------   -------
Income from
 continuing operations
 before cumulative
 effect of accounting
 change               $   27.5  $  185.4  $  264.2  $  259.1  $  130.3
                       -------   -------   -------   -------  --------
Net income            $   27.5  $  185.4  $  264.2  $  264.0  $  130.3
----------------------------------------------------------------------
Net income used in
 primary earnings
 per common share
 calculation (reflecting
 preferred dividends,
 if applicable):
Income from continuing
 operations before
 cumulative effect of
 accounting change    $   27.5  $  179.8  $  253.0  $  240.4  $  113.2
                       -------   -------   -------   -------  --------
Net income            $   27.5  $  179.8  $  253.0  $  245.3  $  113.2
----------------------------------------------------------------------
Net income used in
 fully diluted earnings
 per share calculation
 (reflecting adjustment
 for interest on
 convertible notes
 when dilutive,
 if applicable):
Income from continuing
 operations
 before cumulative effect
 of accounting change $   27.5  $  185.4  $  264.2  $  259.1  $  130.3
                       -------   -------   -------   -------  --------
Net income            $   27.5  $  185.4  $  264.2  $  264.0  $  130.3
----------------------------------------------------------------------

Earnings per common
 share:
From continuing
 operations before
 cumulative effect
  of accounting change:
   Primary            $   0.19  $   1.36  $   2.02  $   1.98  $   0.98
                       -------   -------   -------   -------  --------
   Fully diluted      $   0.19  $   1.34  $   1.92  $   1.83  $   0.98
Net income:
   Primary            $   0.19  $   1.36  $   2.02  $   2.02  $   0.98
                       -------   -------   -------   -------  --------
   Fully diluted      $   0.19  $   1.34  $   1.92  $   1.87  $   0.98
----------------------------------------------------------------------
Weighted average common
 and common equivalent
 shares outstanding:
   Primary               142.6     132.5     125.2     121.4     115.9
                       -------   -------   -------   -------  --------
   Fully diluted         142.9     138.6     137.5     141.4     115.9
----------------------------------------------------------------------
FINANCIAL POSITION AT YEAR-END
Working capital       $  761.2  $  579.2  $  492.4  $  439.0  $ $336.6
Total assets          $2,914.1  $2,658.0  $2,235.7  $1,747.7  $1,476.5
Long-term debt        $  324.3  $  350.5  $   82.5  $   14.5  $   37.3
Total debt            $  336.6  $  372.0  $  106.1  $   30.1  $   47.9
Shareholders' equity  $1,748.8  $1,577.2  $1,406.7  $1,105.7  $  837.4
----------------------------------------------------------------------
OTHER DATA
Research and
 development expense  $  444.7  $  361.3  $  283.1  $  257.8  $  229.2
Capital additions     $  593.0  $  628.1  $  478.0  $  270.7  $  235.1
Number of employees
 (in thousands)           12.4      20.3      22.4      22.3      23.4
----------------------------------------------------------------------

National has paid no cash dividends on its common stock in any of the years presented above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

Overview

In the first quarter of fiscal 1997, under the leadership of the Company's new Chief Executive Officer, National Semiconductor
Corporation ("National" or the "Company") adopted a strategy to provide system-on-a-chip solutions for its key data highway strategic partners, exploiting its analog and mixed signal expertise as a starting point for forward integration. This strategy led to the Company's decision to de-emphasize some of its existing business areas. In June 1996, the Company reorganized its operating structure into four business groups that included the Analog Group, the Communications and Consumer Group, the Personal Systems Group and the Fairchild Semiconductor Group ("Fairchild"). The reorganization was intended to enhance the Company's focus in analog and mixed signal technologies and further its strategy to develop certain highly integrated, application specific semiconductor products ("systems on a chip") for the personal systems, communications and consumer markets. Fairchild was formed as a separate organization consisting of the Company's family logic, memory and discrete product lines, which the Company announced it planned to divest as part of this strategy. The Fairchild product lines were more mature businesses with slower growth rates and generally lower margins than the analog and mixed signal products, which traditionally have higher margins. The Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management, in March 1997.
     Early in fiscal 1997, the Company also established three strategic imperatives: state-of-the-art process technology, world-class manufacturing and a six-month time-to-market methodology as delivery vehicles to enable the Company to develop system-on-a-chip products. In line with the strategic imperatives, the Company aggressively developed its own state-of-the-art, submicron wafer fabrication capability and accelerated completion of its new 8-inch manufacturing facility in South Portland, Maine, to provide the appropriate manufacturing technology for the types of analog and mixed signal devices needed for system-on-a-chip products. As a result, the Company also bypassed previously developed processes that are used in its current manufacturing facilities. In May 1997, the Company announced a comprehensive realignment of its manufacturing facilities intended to reduce costs, rationalize production flows and accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries.
     Also consistent with the new strategy were the Company's acquisitions of the PicoPower Division of Cirrus Logic Inc. ("PicoPower") in August 1996 and Mediamatics, Inc. ("Mediamatics") in March 1997. The acquisition of PicoPower, a well-established designer and marketer of chip sets for laptop personal computers, allows the Company to compete as a supplier of complete chip sets for future generations of products by combining its expertise in circuits for peripheral and input/output functions on the personal computer motherboard with PicoPower's advanced technologies and experience in other components of chip sets. The
Company believes that the acquisition of Mediamatics, a leading supplier of certain multimedia products in the home connectivity market, will enable the Company to accelerate its entry into the rapidly growing world of home entertainment appliances based on new technologies such as Digital Versatile Disk-based video players and Digital Video
Broadcasting set-top boxes.

Results of Operations

The Company recorded net sales of $2.5 billion in fiscal 1997 compared to $2.6 billion in fiscal 1996 and $2.4 billion in fiscal 1995. Net income for fiscal 1997 was $27.5 million compared to $185.4 million in fiscal 1996 and $264.2 million in fiscal 1995.
     The decrease in net income was primarily attributable to a combination of lower sales from Fairchild as a result of its disposition early in the fourth quarter of fiscal 1997 and special charges of $166.2 million. The special charges comprised $134.2 million for restructuring of operations that included $49.7 million related to the Company's reorganization of its operating structure and $84.5 million related to the planned realignment of its manufacturing facilities, plus $72.6 million for in-process research and development charges related to the acquisition of PicoPower ($10.6 million) and Mediamatics ($62.0 million), offset by a $40.6 million gain from the disposition of Fairchild.
     In connection with the Company's acquisition of Mediamatics, the Company issued or reserved for future issuance an aggregate of 3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition was accounted for using the purchase accounting method with a net adjusted purchase price after acquisition expenses of $74.5 million. In addition to the charge to expense of in-process research and development, the Company recorded $23.5 million of unearned compensation related to employee retention arrangements which will be charged to operating expenses, primarily research and development, over the next 30 months.
     The decrease in net income for fiscal 1996 from fiscal 1995 was primarily attributable to a combination of lower than expected sales and higher costs associated with reduced factory utilization experienced in the second half of fiscal 1996 as the Company and the global semiconductor industry experienced much slower order activity due to over-inventory conditions at its customers and distributors. Results for fiscal 1996 also included special charges of $11.4 million related to the acquisition of Sitel Sierra, B.V. ("Sitel"), a Netherlands company that designs and supplies integrated circuits and software based on the Digital European Cordless Telephone ("DECT") telecommunications protocol for the wireless market, and a charge of $19.3 million associated with various cost reduction programs announced in late fiscal 1996 taken to align costs with market conditions.
     The following table summarizes selected financial information for the National core businesses excluding the effect of special charges related to the Company's reorganization of its operating structure, its planned realignment of manufacturing facilities and in-process research and development charges related to the acquisitions of PicoPower and Mediamatics in fiscal 1997 and Sitel in fiscal 1996, as previously described, and the results of operations of Fairchild and Dynacraft, Inc. ("DCI"), which was sold in the third quarter of fiscal 1996:

Years Ended:                   May 25,       May 26,       May 28,
(In Millions)                    1997          1996          1995
                              -------       -------       -------

Net sales                    $2,054.4      $1,871.6      $1,668.0

Gross profit                   $828.9        $861.5        $795.8

Gross margin                    40.3%         46.0%         47.7%

Net income                     $122.1        $161.9        $220.2

Fully diluted
 earnings per share             $0.85         $1.17         $1.60

     The presentation of these separate National core business earnings per share ("EPS") amounts is not in accordance with generally accepted accounting principles. The Company believes, however, that for analytical purposes, these EPS amounts represent the contributions of the National core businesses and are an appropriate basis for comparison with future financial results from the National core businesses.

Sales

Sales in fiscal 1997 decreased overall by 4 percent from sales for fiscal 1996. While sales declined in the first half of fiscal 1997 by 13 percent, sales for the second half of fiscal 1997 grew 6 percent despite lower sales from Fairchild due to the disposition of Fairchild in the fourth quarter of fiscal 1997. The decrease in sales for the first half of fiscal 1997 reflected the general slowdown in new orders that began in fiscal 1996 and continued into the first half of fiscal 1997 as customers and distributors reduced inventories. The sales growth experienced in the second half of fiscal 1997 reflected an improvement in new orders that began in the second half of calendar year 1996 and continued to strengthen through the rest of the fiscal year.
     National core businesses include the Analog Group, the Communications and Consumer Group, and the Personal Systems Group. The sales discussion that follows for fiscal 1997 is presented separately for the National core businesses and Fairchild.
    Sales for fiscal 1997 for National's core businesses were $2.1 billion, or 81.9 percent of total sales, compared to $1.9 billion, or
73.7 percent, for fiscal 1996. This growth in sales for the National core businesses was driven by the Company's focus on analog and mixed signal market opportunities and reflects the continued growth in sales for local area network products and wide area network products, including application specific wireless communication products, each of which grew with increases of 44.4 percent and 6.3 percent, respectively, over fiscal 1996. In addition, sales strengthened for personal computer products, which grew 32.9 percent over fiscal 1996. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments for the National core businesses resulted in increased sales for the year despite some modest price declines.
     Sales for fiscal 1997 for Fairchild were $0.5 billion, or 18.1 percent of total sales, compared to $0.7 billion, or 26.3 percent, for fiscal 1996. The decline in sales for Fairchild reflects the Company's continued de-emphasis of those businesses as well as the effect of the disposition of Fairchild in the fourth quarter of fiscal 1997. Overall decreases in unit shipments as older product lines were reduced, together with some modest price declines, resulted in decreased sales for Fairchild year over year.
     Overall, fiscal 1997 sales decreased in all geographic regions from fiscal 1996. The decreases were 2 percent for the Americas, 9 percent for Europe, 3 percent for Japan and 4 percent for Asia. Although the dollar value of foreign currency denominated sales had an unfavorable impact in Japan as the dollar strengthened against the Japanese yen, it was offset by a favorable impact experienced in Europe, particularly from the German deutsche mark. Overall, exchange rates had a minimal effect on total sales since the majority of the Company's sales are U.S. dollar denominated. In fiscal 1997, sales in the Americas increased to 43 percent of total sales, while sales for Europe declined to 23 percent of total sales and sales remained consistent at 10 percent of total sales for Japan and 24 percent of total sales for Asia. The disposition of Fairchild had an immaterial effect on these percentages.
     Sales for fiscal 1996 increased overall by 10 percent over fiscal 1995. While sales growth for the first half of fiscal 1996 was 24 percent over sales for the first half of fiscal 1995, sales for the second half of fiscal 1996 remained flat with sales for the second half of fiscal 1995. Moreover, sales for the second half of fiscal 1996 actually declined 14 percent from sales for the first half of fiscal 1996, reflecting a general slowdown in new orders that was experienced as customers and distributors reduced inventories.
     Fiscal 1996 sales increased in all geographic regions over fiscal 1995. The increases were 8 percent for the Americas, 14 percent for Europe, 13 percent for Japan and 9 percent for Asia. The dollar value of foreign currency denominated sales was minimally affected by exchange rates as favorable currency movements in the first half of the year were offset in the second half of the year as the dollar began to strengthen against the Japanese yen and major European currencies. Overall, the Americas, Europe, Japan and Asia regions accounted for 42, 24, 10 and 24 percent of total fiscal 1996 sales, respectively.

Gross Margin

Gross margin as a percentage of sales declined to 39 percent in fiscal 1997 from 41 percent in fiscal 1996 and 42 percent in fiscal 1995. The primary factor contributing to the decline was reduced factory utilization, particularly in the first half of fiscal 1997 when factory utilization was reduced due to the slowdown in new orders as customers and distributors reduced inventories. Wafer fabrication capacity utilization declined to 67 percent for the first half of fiscal 1997 resulting in gross margin of 34 percent for the first half of the year. Although gross margin for fiscal 1997 was lower than fiscal 1996, it reflects a recovery in gross margin since the beginning of the fiscal year as factory utilization reached 80 percent in the second half of fiscal 1997. This resulted in gross margin of 43 percent for the second half of the year as new order rates that began improving in August 1996 strengthened through the remainder of the fiscal year. Gross margin for fiscal 1997 also reflects the positive effect of ceasing depreciation expense on the property and equipment of the Fairchild businesses held for disposition. Had the Company continued to record depreciation expense on those assets during the year, gross margin for the year would have been 37 percent.
     Included in the fiscal 1997 cost of sales are special charges of $2 million related to the write down of Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities
(see Restructuring of Operations). Gross margin for fiscal 1997 for the National core businesses without Fairchild and excluding these special charges was 40 percent.
     Gross margin as a percentage of sales declined to 41 percent in fiscal 1996 from 42 percent in fiscal 1995. The primary factor contributing to the decline was reduced factory utilization in the second half of fiscal 1996 due to the slowdown in new orders as customers and distributors reduced inventories coupled with a general increase in operating expenses.
     In fiscal 1996, gross margin for the first half of the year increased to 44 percent due to high product demand, particularly in the higher margin analog products. Wafer fabrication capacity utilization reached 91 percent. In the second half of the year, wafer fabrication capacity utilization declined to approximately 72 percent as the Company reduced production output in an effort to keep inventories in balance with decreasing demand. This resulted in a decline in gross margin to 37 percent for the second half of fiscal 1996.

Research and Development

Research and development ("R&D") expenses were $372.1 million for fiscal 1997, or 15 percent of sales, compared to $349.9 million in fiscal 1996, or 13 percent of sales, and $281.6 million in fiscal 1995, or 12 percent of sales. These amounts exclude in-process R&D charges of $72.6 million related to the acquisitions of PicoPower ($10.6 million) and Mediamatics ($62.0 million) in fiscal 1997, $11.4 million related to the acquisition of Sitel in fiscal 1996 and $1.5 million related to the acquisition of Comlinear Corporation in fiscal 1995, which have been separately presented in the consolidated statement of operations as special items. The increase in fiscal 1997 R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology, which was directly attributable to the Company's strategic imperative for state-of-the-art process technology. The increase also reflects continued investment in the development of new analog and mixed signal based products for applications in the personal systems, communications and consumer markets. For fiscal 1997, the Company expended 34 percent of its R&D effort toward the development of state-of-the art process technology and the remaining 66 percent for new product development.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased to $395.7 million, or 16 percent of sales, in fiscal 1997 from $486.8 million, or 19 percent of sales, in fiscal 1996 and $433.3 million, or 18 percent of sales, in fiscal 1995. The decrease is attributable to certain ongoing cost reduction actions that were implemented in response to the slowdown in market conditions that affected the first half of fiscal 1997 and the effect of centralization initiatives to reduce the Company's infrastructure in both Fairchild and the continuing National core business areas. The decrease also reflects lower expenses due to the disposition of Fairchild in the fourth quarter of fiscal 1997.

Restructuring of Operations

In connection with the reorganization, the Company recorded a $55.3 million net special charge for fiscal 1997 that included a $49.7 million restructuring charge for the write down of fixed assets to estimated fair value, as well as costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core businesses. The remaining components of the $55.3 million special charge are recorded in cost of sales and consist of $2.0 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.
     In connection with the Company's planned realignment of its manufacturing facilities, the Company recorded a restructuring charge of $84.5 million that included an impairment loss of $60.1 million related to the write down of certain assets in its Arlington, Texas, wafer manufacturing facility. This impairment arose from the Company's decision to cancel further investment in its 6-inch, 0.65-micron wafer fabrication expansion that began in 1995. The Company's acceleration of investment in its 8-inch wafer fabrication facility in Maine, which is expected to result in availability of 0.35-micron capacity sooner than previously expected, will allow the Company to bypass the 0.65-micron generation of capacity.
     In addition to the impairment loss, the Company also recorded $11.0 million of exit costs primarily related to the closure of its 5- and 6-inch wafer fabrication facilities in Santa Clara, California. The closure process, which began in May, is expected to occur over the next 15 months, during which time the Company will transfer the production activities to other existing manufacturing lines. The exit costs primarily relate to severance costs, the removal of production equipment and the dismantling of the production facilities. Approximately 500 employees are currently employed in these two wafer fabrication facilities and the Company does not expect to place the majority of the affected employees elsewhere in the organization. The Company also recorded $10.3 million of exit costs associated with the Company's decision to halt expansion of its 6-inch wafer fabrication line in Greenock, Scotland. These costs primarily relate to asset write-off of previously capitalized construction in progress costs and other exit
costs including employee related costs.   The remaining $3.1 million
relates to severance and other exit costs at other manufacturing facilities. Included in accrued liabilities at May 25, 1997 is $20.2 million of the restructuring charge that represents cash charges. Noncash charges of $64.3 million include the impairment loss and other fixed asset write downs.

Interest Income and Interest Expense

Net interest income was $15.1 million for fiscal 1997 compared to $13.3 million in fiscal 1996 and $14.6 million in fiscal 1995. The increase in fiscal 1997 was primarily due to lower interest expense reflecting the Company's efforts to accelerate the paydown of certain debt balances, as interest income remained constant. In addition, the Company capitalized $13.8 million of interest associated with capital expansion projects in fiscal 1997 compared to $6.0 million in fiscal 1996. Net interest income was lower in fiscal 1996 than in fiscal 1995 as the increase in interest expense associated with the $258.8 million convertible subordinated notes issued in fiscal 1996 more than offset the increase in interest income earned from higher cash balances during fiscal 1996.

Other Income, Net

Other income, net was $10.0 million for fiscal 1997 compared to $19.8 million and $30.6 million for fiscal 1996 and fiscal 1995, respectively. For fiscal 1997, other income, net included $3.4 million of net intellectual property income, plus a $3.8 million net gain from the sale of stock from the Company's investment holdings, a $4.2 million gain from the sale of a digital answering machine integrated circuit business and $1.6 million of dividend income from an investment holding, offset by $3.0 million attributable to the write down of an investment to net realizable value. This compares to net intellectual property income of $14.0 million, plus a $7.2 million net gain from the sale of investment holdings and a $1.5 million gain from the sale of DCI, offset by $2.9 million attributable to the write down of certain investments to net realizable value for fiscal 1996 and net intellectual property income of $28.7 million, plus a $6.9 million net gain from the sale of investment holdings, offset by a special royalty charge of $5.0 million for fiscal 1995. In fiscal 1997, the Company's intellectual property income declined because several large license arrangements expired in fiscal 1996. Although the expired licenses had generated an aggregate of $14.0 million and $28.7 million in fiscal 1996 and fiscal 1995, none of the license arrangements was considered individually material.

Income Tax Expense

Income tax expense for fiscal 1997 was $29.8 million compared to $61.8 million in fiscal 1996 and $65.0 million in fiscal 1995. The effective tax rate in fiscal 1997 was 52 percent as compared to approximately 25 percent and 20 percent in fiscal 1996 and 1995, respectively. The increase in the effective tax rate from fiscal 1995 to fiscal 1996 was attributable to the exhaustion of tax credits and certain net operating loss carryovers in various tax jurisdictions. The primary cause of the increase in the fiscal 1997 tax rate is the effect of the $62.0 million nondeductible charge for in-process R&D related to the acquisition of Mediamatics through the issuance of the Company's common stock.

Foreign Operations

The Company has manufacturing facilities in Southeast Asia and Europe and sales offices throughout the United States, Southeast Asia, Europe and Japan. A portion of the transactions at these facilities are denominated in local currency, which exposes the Company to risk from exchange rate fluctuations. The Company's risk exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Net non-U.S. dollar denominated asset and liability positions are hedged, where practical, using forward exchange and purchased option contracts. The Company's risk exposure from foreign revenue is limited to the Japanese yen and major European currencies, primarily German deutsche marks, French francs and Italian lira. The Company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, managed using purchased option contracts that have an original maturity of one year or less.

Financial Condition

As of May 25, 1997, cash and short-term investments increased to a total of $889.7 million from a total of $504.3 million at May 26, 1996. Cash generated from operating activities was $529.7 million in fiscal 1997, up from $361.4 million in fiscal 1996 and $439.8 million in fiscal 1995, primarily due to increasing working capital as a result of decreases in inventories and receivables and an increase in income taxes.
     Cash used for investing activities was $161.6 million in fiscal 1997 compared to $579.0 million in fiscal 1996 and $456.2 million in fiscal 1995. For fiscal 1997, capital expenditures of $593.0 million were offset by cash proceeds of $400.5 million from the disposition of Fairchild and $65.0 million from the sale of a note receivable resulting in decreased cash used for investing activities compared to previous years. Capital expenditures for fiscal 1997 slightly decreased from $628.1 million in fiscal 1996 as the Company continued to invest in property, plant and equipment to expand its manufacturing capabilities and modernize existing plants. The decrease reflects the effect of the Fairchild disposition in the fourth quarter of fiscal 1997 as well as the effect of the Company's decision to cancel further investment in the 6-inch wafer fabrication expansion in Arlington, Texas. Capital expenditures in fiscal 1997 included construction of an 8-inch, 0.35-micron pilot wafer fabrication line at its research and development facility in Santa Clara, California; expansion of the Company's BiCMOS 6-inch wafer fabrication facility in South Portland, Maine, that was later transferred to Fairchild; construction of an 8-inch, 0.35-micron wafer fabrication facility, also in South Portland; and expansion of a CMOS wafer fabrication facility in Arlington, Texas.
     The Company's financing activities provided cash of $21.6 million in fiscal 1997 primarily from the proceeds of a $50.2 million draw down in November 1996 on a new equipment loan and $57.0 million from the issuance of common stock under employee benefit plans, offset by general debt repayment of $87.6 million. In fiscal 1996, cash provided by financing activities of $239.7 million was primarily due to the proceeds of $253.3 million, net of issuance costs, from the private placement of convertible subordinated notes and $42.4 million from the issuance of common stock under employee benefit plans, offset by the repurchase of 2,450,000 shares of common stock on the open market for $63.0 million. In fiscal 1995, cash provided by financing activities of $38.6 million was provided by debt proceeds of $157.8 million and $29.4 million from issuance of common stock under employee benefit plans, offset by $83.0 million of debt repayment and the repurchase of 3,115,600 shares of common stock on the open market for $54.4 million.
     Management foresees significant cash outlays for plant and equipment throughout fiscal 1998. The fiscal 1998 capital expenditure level is expected to be slightly higher than the fiscal 1997 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1998 capital investments.

Recently Issued Financial Accounting Standards

In 1997, the Financial Accounting Standards Board released three new statements. Statement of Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information about Capital Structure," requires certain disclosures regarding capital structure and is effective for financial statements for fiscal years ending after December 15, 1997. SFAS No. 130, "Reporting Comprehensive Income," establishes standards for reporting and display of comprehensive income and its components and is effective for fiscal years beginning after December 15, 1997. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and interim financial reports issued to shareholders. It is effective for financial statements for fiscal years beginning after December 15, 1997. The Company is presently analyzing these statements and has not yet determined their impact on the Company's financial statements.

Outlook

The statements contained in this Outlook and in the Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements.
     The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and more integrated products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required to support products and manufacturing processes.
As a result of industry conditions, the Company may experience periodic fluctuations in its operating results.
     The Company intends to continue to focus on major customers in the personal systems, communications and consumer markets with continued emphasis in analog and mixed signal market opportunities. The Company's strategy is to provide system-on-a-chip solutions for its key data highway strategic partners, exploiting its analog and mixed signal expertise as a starting point for forward integration. The Company expects to grow at or above market rates of growth in particular segments of the analog and mixed signal markets.
     Although business conditions for the semiconductor industry remained weak as the Company entered fiscal 1997, the Company saw improving resales in the semiconductor distribution channel in the U.S. market and some improvement in orders from personal computer manufacturers during the first half of fiscal 1997. By the second half of fiscal 1997, the Company was experiencing significant improvement in new order rates.
New orders were strong and continued to strengthen through the rest of the fiscal year. The Company expects this trend to continue into the first half of fiscal 1998; however, the Company faces the risk that the current improvement in the semiconductor industry may be of short duration. If the rate of new orders does not continue to increase, the Company may be unable to attain the level of revenue growth expected for fiscal 1998 and operating results will be unfavorably affected. Additionally, the rate of orders and product pricing may be affected by continued and increasing competition and by growth rates in the personal computer and networking industries.
     While business conditions and overall market pricing have a major influence on gross margin, the Company's planned expansion and modernization of current facilities, improvements in manufacturing efficiency, realignment of wafer fabrication facilities, focus on analog and mixed signal products and introduction of new products are expected to result in future gross margin improvement. Future gross margin improvement is also predicated on increased new order rates in future periods, particularly in the higher margin multimarket analog products. The Company anticipates bringing new manufacturing capacity on line in early fiscal 1998 with the accelerated investment in its 8-inch wafer fabrication facility in South Portland, Maine, which will utilize advanced 0.35-micron CMOS process technology. If the balance of fixed costs associated with the realignment of wafer fabrication facilities is affected because the new facility is not filled with new products going into fiscal 1998, future gross margin will be unfavorably impacted.
     The Company has committed substantial capital investments to bring new manufacturing capacity on line for fiscal 1998. While management expects to more fully utilize wafer capacity, there is no certainty that the level of demand will be sufficient to fully utilize the additional new capacity when it is brought on line. Failure to improve manufacturing capacity utilization will lead to flat or decreased gross margin for fiscal 1998. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the Company's new 8-inch wafer fabrication facility in South Portland, Maine, may result in lower than expected gross margin for fiscal 1998. The
Company's focus is to continue to introduce new products, particularly higher margin analog and mixed signal based products, and to reposition its product portfolio so that it is less exposed to the pricing declines of older commodity products. If the development of new products is delayed or market acceptance is below expectations, future gross margin may also be affected. In connection with the Company's planned comprehensive realignment of its manufacturing facilities, the Company faces the risk that the transfer of product manufacturing from existing facilities that are expected to be closed or where capacity levels are expected to be reduced may extend beyond the estimated transition period and that the transition process may not occur smoothly, resulting in an unfavorable impact on future gross margin and operating results.
     The Company believes that continued focused investment in research and development is a key factor to the Company's successful growth. Ongoing research and development spending for fiscal 1998 is expected to exceed fiscal 1997 levels. National's product portfolio, particularly products in the personal systems and communications area, have short product life cycles and successfully developing and introducing new products is critical to the Company's ability to maintain a competitive position in the marketplace. The Company's ability to achieve strong financial performance is also dependent on the development of new manufacturing processes and the timely development and market acceptance of new products. The Company does expect, however, that overall SG&A expenses will be lower for fiscal 1998 than for fiscal 1997 as management continues to evaluate strategies to align its cost structure with current market conditions.
     National continues to pursue opportunities to leverage its intellectual property. However, the timing and amount of future licensing income over time cannot be forecast with certainty. In addition, the Company continues to pursue opportunities to develop joint venture partnerships or potential acquisitions which enhance its product portfolio in analog and mixed signal applications and pursue its system-on-a-chip strategy. The Company expects that its involvement in such opportunities, particularly in the acquisition of key technology, will become more significant in the future, as the Company pursues acquisitions of key technology to augment technical capability or achieve faster time-to-market rather than internally developing them.
With such acquisitions, the Company faces the risk that future operating performance may be unfavorably impacted due to acquisition related costs, such as but not limited to, in-process R&D charges, added R&D expenses, lower gross margins from acquired product portfolios and restructure costs associated with duplicate facilities.
     The Company's joint venture in the People's Republic of China ("China") to design, manufacture and market subscriber line interface modules and other products using similar technologies is dependent on the development of a telecommunication infrastructure in China. The Company also has another joint venture in China to establish the DECT technology in China and pursue the development, manufacturing and sale of related products. The success of these joint ventures is subject to market acceptance, as well as the general economic conditions and political environment in China. The Company continues to critically evaluate product lines and divisions where short- or long-term prospects do not coincide with its overall strategic direction. In these cases, the Company will consider dispositions of assets or business entities as necessary. No assurance can be given that the Company will be successful in these endeavors or that such endeavors will provide future growth.
     Because of significant international operations, the Company benefits overall from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. As such, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect the Company's consolidated sales and net income. The Company attempts to manage the short-term exposures to foreign currency fluctuations, but there can be no assurance that the Company's risk management activities will offset the adverse financial impact resulting from unfavorable movements in foreign exchange.
     Although the Company transferred four manufacturing facilities as a part of the Fairchild transaction, the Company believes that its remaining captive manufacturing capacity and its third-party subcontract manufacturing arrangements, including manufacturing arrangements with Fairchild, will be adequate to supply the needs of its core business operations. Moreover, the Company believes the portfolio of products for its core businesses provides the Company the opportunity to improve future profitability since such products have higher margins historically than those of the Fairchild businesses.
     As part of the Fairchild transaction, the Company has agreed not to compete with Fairchild for five years in any business that has products with substantially the same specifications as the products comprising the Fairchild business immediately prior to the transaction. Fairchild has agreed it will not compete with the Company in certain products for a period of 39 months. The Company has also agreed not to encourage any Fairchild customer, supplier, licensor, licensee or anyone else having a business relationship with Fairchild to terminate its business relationship with Fairchild. Since the Company has exited the logic, memory and discrete product business, the Company does not believe these noncompetition and nonsolicitation covenants will materially impact the ongoing operations.
     In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company will purchase goods and services from Fairchild during the first 39 months after the transaction. Historically, these goods and services have been provided by Fairchild at cost. Under the agreement, the Company has committed to purchase goods and services based on specified wafer prices. Such prices may have an unfavorable impact on gross margin. The agreement also requires the Company to purchase a minimum of $330 million in goods and services based on annual minimum levels over the term of the agreement. The Company is committed to these minimum levels whether or not the minimum levels are required based on future demand. The Company also has certain continuing obligations arising from the Fairchild transaction that include providing certain transition services to Fairchild and indemnification of certain environmental and legal matters. There can be no assurance that the ultimate satisfaction of these obligations would not have a material adverse impact on the Company's future financial condition or results of operations.
     The Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the failure of the Company to favorably resolve such assessments would not have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company is engaged in administrative tax appeals with the IRS and the Company's tax returns for certain years are under examination in the U.S. and Malaysia. There can be no assurance that the ultimate outcome of the tax appeals or tax examinations would not have a material adverse effect on the Company's future financial condition or results of operations.
     The forward looking statements discussed or incorporated by reference in this outlook section involve a number of risks and uncertainties.
Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the personal computer and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.


APPENDIX TO MD&A GRAPHS
(3 Years)



                                             1997       1996       1995
                                            ------     ------     ------

(MD&A - Within Sales Section)
Net Sales per Employee                      140.1       120.3      106.2


(MD&A - Within Gross Margin Section)
Net Operating Margin
  as a Percent of Sales                      1.3%       8.2%      11.9%


(MD&A - Within SG&A Section; one graph, broken into 3 sections)
 Operating Costs and
  Expenses (As a Percent
  of Sales):
Cost of Sales                               61.5%      59.5%      58.2%
Research and Development                    17.7%      13.8%      11.9%
Selling, General, and
  Administrative                            15.8%      18.6%      18.2%


(MD&A - Within Financial Condition Section)
Net Property, Plant,
  and Equipment                          $1,263.4   $1,308.1     $962.4


(MD&A - Within Outlook)
Stock Price Ending                        $28.00      $16.25     $26.00


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                             Page
--------------------                                             ----

Consolidated Balance Sheets at May 25, 1997 and May 26, 1996       28

Consolidated Statements of Operations for each of the years
 in the three-year period ended May 25, 1997                       29

Consolidated Statements of Shareholders' Equity for each of
 the years in the three-year period ended May 25, 1997             30

Consolidated Statements of Cash Flows for each of the years
 in the three-year period ended May 25, 1997                       31

Notes to Consolidated Financial Statements                       32-52

Independent Auditors' Report                                       53


Financial Statement Schedule
----------------------------

For the three years ended May 25, 1997:

Schedule II -- Valuation and Qualifying Accounts                   57



NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS
(In Millions, Except Share Amounts)

                                                May 25,      May 26,
                                                  1997         1996
                                                ------       ------
ASSETS
Current assets:
  Cash and cash equivalents                   $  832.1     $  442.4
  Short-term marketable investments               57.6         61.9
  Receivables, less allowances of
   $37.2 in 1997 and $35.0 in 1996               255.8        281.2
  Inventories                                    181.4        325.7
  Deferred tax assets                            168.5         71.1
  Other current assets                            57.2         73.7
                                               -------      -------
Total current assets                           1,552.6      1,256.0

Property, plant and equipment, net             1,263.4      1,308.1
Long-term marketable investments                   6.4         11.7
Other assets                                      91.7         82.2
                                               -------      -------
Total assets                                  $2,914.1     $2,658.0
                                               =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt           $   12.3     $   21.5
  Accounts payable                               248.0        255.6
  Accrued expenses                               293.4        235.1
  Income taxes payable                           237.7        164.6
                                               -------      -------
Total current liabilities                        791.4        676.8

Long-term debt                                   324.3        350.5
Deferred income taxes                              8.9         12.1
Other noncurrent liabilities                      40.7         41.4
                                               -------      -------
Total liabilities                             $1,165.3     $1,080.8
                                               -------      -------

Commitments and contingencies
Shareholders' equity:
Common stock of $0.50 par value
  Authorized 300,000,000 shares
  Issued and outstanding 145,180,818
  in 1997; 136,923,332 in 1996                $   72.6     $   68.4
  Additional paid-in capital                   1,112.7        930.2
  Retained earnings                              605.5        581.9
  Unearned compensation                          (42.0)        (3.3)
                                               -------      -------
Total shareholders' equity                    $1,748.8     $1,577.2
                                               -------      -------
Total liabilities and
  shareholders' equity                        $2,914.1     $2,658.0
                                               =======      =======

See accompanying Notes to Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Millions, Except Per Share Amounts)

                                              Years Ended
                                        --------------------------
                                        May 25,   May 26,   May 28,
                                          1997      1996      1995
                                       -------   -------   -------
Net sales                             $2,507.3  $2,623.1  $2,379.4

Operating costs and expenses:
 Cost of sales                         1,541.1   1,560.9   1,384.5
 Research and development                372.1     349.9     281.6
 Selling, general and administrative     395.7     486.8     433.3
 Special items:
   Restructuring of operations           134.2      -         (5.5)
   Gain on sale of Fairchild             (40.6)     -         -
   In-process R&D charge                  72.6      11.4       1.5
                                       -------   -------   -------
Total operating costs and expenses     2,475.1   2,409.0   2,095.4
                                       -------   -------   -------

Operating income                          32.2     214.1     284.0
Interest income, net                      15.1      13.3      14.6
Other income, net                         10.0      19.8      30.6
                                       -------   -------   -------

Income before income taxes and            57.3     247.2     329.2
Income taxes                              29.8      61.8      65.0
                                       -------   -------   -------
Net income                            $   27.5  $  185.4  $  264.2
                                       =======   =======   =======

Earnings per share:
  Primary                             $   0.19  $   1.36  $   2.02
  Fully diluted                       $   0.19  $   1.34  $   1.92

Weighted average shares:
  Primary                                142.6     132.5     125.2
  Fully diluted                          142.9     138.6     137.5

Net income used in primary earnings per
  common share calculation (reflecting
  preferred dividends, if applicable) $   27.5  $  179.8  $  253.0

Net income used in fully diluted earnings
  per share calculation (reflecting
  adjustment for interest on convertible
  notes when dilutive, if applicable)  $  27.5  $  185.4  $  264.2

See accompanying Notes to Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In Millions, Except Per Share Amounts)

               Convert-          Un-           Addi-
                 ible     Com- earned  Trea-  tional
               Preferred  mon  Compen- sury   Paid-In  Retained
                Stock    Stock sation  Stock  Capital  Earnings  Total
               --------- ----- ------  -----  -------  -------- --------
Balances at
 May 29, 1994     $0.2   $61.4 $ -     $(9.5) $912.7    $140.9  1,105.7
Net income          -       -    -        -       -      264.2    264.2
Convertible
 preferred
 dividends of
 $32.50
 per share          -       -    -        -       -      (11.2)   (11.2)
Acquisition of
 treasury stock     -       -    -     (54.4)     -        -      (54.4)
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans and tax
 benefit of $51.9   -      1.7   -       4.0    79.6       -       85.3
Unrealized gain
 on available-
 for-sale
 securities
 (net of tax)       -       -    -        -       -       17.1     17.1
------------------------------------------------------------------------
Balances at
 May 28, 1995      0.2    63.1   -     (59.9)  992.3     411.0  1,406.7
Net income          -       -    -        -       -      185.4    185.4
Conversion of
 convertible
 preferred shares (0.2)    6.1   -        -     (5.9)       -        -
Convertible
 preferred
 dividends of
 $32.50 per share           -    -        -              -(5.6)    (5.6)
Acquisition of
 treasury stock     -       -    -     (63.0)     -         -     (63.0)
Retirement of
 treasury stock     -     (2.8)  -     118.6  (115.8)       -        -
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans
 and tax benefit
 of $15.9           -      2.0   -       4.3    56.3        -      62.6
Unearned
 compensation
 charge
 relating to
 restricted
 stock              -       -  (3.3)      -      3.3        -        -
Unrealized loss
 on available-
 for-sale
 securities
 (net of tax)       -       -    -        -       -       (8.9)    (8.9)
------------------------------------------------------------------------
Balances at
 May 26, 1996       -     68.4 (3.3)      -    930.2     581.9  1,577.2
Net income          -       -    -        -       -       27.5     27.5
Issuance of
 common stock
 under option,
 purchase, and
 profit sharing
 plans and tax
 benefit of $18.1   -      2.7   -        -     75.6        -      78.3
Issuance of
 common stock
 and unearned
 compensation
 charge
 in connection
 with Mediamatics
 acquisition        -      1.3 (32.7)     -     96.2        -      64.8
Unearned
 compensation
 charge relating
 to restricted
 stock              -      0.2 (10.9)     -     10.7        -        -
Amortization
 of unearned
 compensation       -       -    4.9      -       -         -       4.9
Unrealized
 loss on
 available-for
 -sale securities
 (net of tax)       -       -    -        -       -       (3.9)    (3.9)
------------------------------------------------------------------------
Balances at
 May 25, 1997       -    $72.6 $(42.0) $  - $1,112.7   $ 605.5 $1,748.8
                         ===== ======= ==== ========   ======= =========

See accompanying Notes to Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Millions)
                                                     Years Ended
                                           ----------------------------
                                           May 25,    May 26,    May 28,
                                             1997       1996       1995
                                           ------     ------     ------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                $  27.5    $ 185.4    $ 264.2
Adjustments to reconcile net income
 with net cash provided by operations:
  Depreciation and amortization             231.0      232.6      185.4
  Gain on disposition of Fairchild          (40.6)        -          -
  Gain on sale of investments                (0.7)      (4.3)      (6.9)
  Changes in deferred taxes                 (92.9)       3.3      (95.7)
  Tax benefit associated with stock options  18.1       15.9       51.9
  In-process research and development charge 72.6       11.4        1.5
  Loss on disposal of equipment               8.2        4.8        8.6
  Restructuring of operations               134.2         -        (5.5)
  Other, net                                  6.1       (0.5)      (2.1)
  Changes in certain assets
   and liabilities, net:
    Receivables                              26.0       23.8      (26.5)
    Inventories                              72.6      (77.2)     (48.4)
    Other current assets                      8.6      (33.3)      (4.5)
    Accounts payable and accrued expenses   (13.3)      (5.3)      32.7
    Income taxes                             73.1        5.0       76.1
    Other liabilities                        (0.8)      (0.2)       9.0
                                          -------    -------    -------
Net cash provided by operating activities   529.7      361.4      439.8
                                          -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment  (593.0)    (628.1)    (478.0)
Sale of equipment                              -        24.6         -
Sale and maturity of available-for-sale
 securities                                 118.2      116.7      184.9
Maturity of held-to-maturity securities   1,202.1      820.2      707.1
Purchase of available-for-sale securities  (124.4)    (132.2)    (144.9)
Purchase of held-to-maturity securities (1,191.6) (819.8) (696.7) Disposition of Fairchild in 1997 and
 Dynacraft in 1996                          400.5       70.0         -
Sale of Fairchild note receivable            65.0         -          -
Sale of investments                           5.1        7.8         -
Business acquisitions, net of cash acquired (13.7)     (19.2)     (12.0)
Purchase of investments and other, net      (29.8)     (19.0)     (16.6)
                                           -------    -------    -------
Net cash used by investing activities      (161.6)    (579.0)    (456.2)
                                           -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible subordinated
 notes, less issuance costs                    -       253.3         -
Issuance of debt                             52.2       42.0      157.8
Repayment of debt                           (87.6)     (29.4)     (83.0)
Issuance of common stock, net                57.0       42.4       29.4
Purchase of treasury stock                     -       (63.0)     (54.4)
Payment of preferred dividends                 -        (5.6)     (11.2)
                                          -------    -------    -------
Net cash provided by financing activities    21.6      239.7       38.6
                                          -------    -------    -------
Net change in cash and cash equivalents     389.7       22.1       22.2
Cash and cash equivalents at
 beginning of year                          442.4      420.3      398.1
                                          -------    -------    -------
Cash and cash equivalents at
 end of year                              $ 832.1    $ 442.4    $ 420.3
                                          =======    =======    =======

See accompanying Notes to Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and its majority-owned subsidiaries ("National" or the "Company"). All significant intercompany transactions are eliminated in consolidation. Nonmarketable investments in which National has less than 20 percent ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.

Revenue Recognition

Revenue from the sale of semiconductor products is recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Service and other revenues are recognized ratably over the contractual period or as the services are performed.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Effective May 29, 1995, the Company changed its method of accounting for depreciation from the 150 percent declining-balance method to the straight-line method for machinery and equipment placed in service on or after that date. The change was adopted because it conforms with predominant industry practice and is expected to result in a more appropriate distribution of the cost of the new machinery and equipment over its estimated useful life. The effect of the change was an increase to net income of $11.1 million, or eight cents (fully diluted) per share, for fiscal year 1996. Assets placed in service prior to fiscal year 1996 and assets other than machinery and equipment are depreciated using prior years' depreciation methods consisting of both straight-line and declining-balance methods over the assets' remaining estimated useful lives, or in the case of property under capital lease and leasehold improvements, over the lesser of the estimated useful life or lease term.
     The Company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For fiscal years 1997 and 1996, the Company capitalized $13.8 million and $6.0 million of interest, respectively, in connection with various capital expansion projects. Prior to fiscal year 1996, capitalized interest costs were immaterial.
     Effective the beginning of fiscal year 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. SFAS No. 121 also requires, among other provisions, that long-lived assets and certain identifiable intangibles that are to be disposed of, which are not covered by Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," be reported at the lower of the asset's carrying amount or its fair value less cost to sell. Adoption of SFAS No. 121 had no material impact on the carrying values of the Company's assets. In connection with the Company's announcement in May 1997 that it had planned a comprehensive realignment of its manufacturing facilities designed to accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries, reduce costs and rationalize production flows, the Company recorded an impairment loss of $60.1 million under SFAS No. 121 related to certain fixed assets in its Arlington, Texas, manufacturing facility. (See Note 3.)

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

Earnings per Share

Primary earnings per share are computed using the weighted average number of common shares and dilutive common stock equivalents outstanding using the treasury stock method. Dilutive common stock equivalents include stock options. Preferred dividends are reflected as adjustments to reported net earnings in the calculation. Fully diluted earnings per common share are computed using the weighted average common and dilutive common stock equivalents outstanding, plus other potentially dilutive securities outstanding which are not common stock equivalents, such as convertible preferred shares for fiscal years 1997 and 1996 and convertible subordinated notes beginning in fiscal year 1996. If the result of assumed conversions is dilutive, the dividend adjustments for the convertible preferred shares are reduced and net earnings are adjusted for the interest expense on the convertible subordinated notes while the average shares of common stock outstanding are increased. For fiscal years 1997 and 1996, the effect of assumed conversion of the convertible subordinated notes was antidilutive.
     The Financial Accounting Standards Board recently issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. Under SFAS No. 128, the Company expects that basic EPS will be higher than primary earnings per share as presented in the accompanying consolidated financial statements and that diluted EPS will not differ materially from fully diluted earnings per share as presented in the accompanying consolidated financial statements.

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

Marketable Investments. The Company classifies its debt and marketable equity securities into held-to-maturity or available-for-sale categories in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. Gains or losses on securities sold are based on the specific identification method.

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

Fair Values of Financial Instruments

Fair values of cash equivalents and short-term investments approximate cost, and the fair value of short-term debt approximates carrying amount due to the short period of time until maturity. Fair values of long-term investments, long-term debt, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 25, 1997.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Employee Stock Plans

The Company accounts for its stock option plans and its employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board released SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As permitted under SFAS No. 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25 . (See Note 9.)

Reclassifications

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal year 1997 presentation.

Note 2.  Financial Instruments

Marketable Investments

The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 25, 1997, investments were placed with a variety of different financial institutions or other issuers, and no individual security, financial institution or obligation from a direct issuer exceeded ten percent of total investments. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. Gross realized gains on available-for-sale securities approximated $4.1 million, $7.2 million and $6.9 million for the years ended May 25, 1997, May 26, 1996 and May 28, 1995, respectively. Gross realized losses were not material for fiscal years 1997, 1996 or 1995.

Investments at fiscal year end comprise:
(In Millions)
                                                 Gross
                                     Amortized   Unrealized   Estimated
                                     Cost        Gains	  Fair Value
                                     ---------   ----------   ----------
1997
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit          $   5.0     $    -       $   5.0
    Corporate bonds                      2.1          -           2.1
    Auction rate preferred stock        29.0          -          29.0
    Governmental agencies                7.0          -           7.0
  Held-to-maturity securities:
    Auction rate preferred stock        14.5          -          14.5
                                     -------     -------      -------
Total short-term investments         $  57.6     $    -       $  57.6
                                     =======     =======      =======

LONG-TERM INVESTMENTS
  Available-for-sale securities:
    Equity securities                $   2.1     $   4.3      $   6.4
                                     -------     -------      -------
Total long-term investments          $   2.1     $   4.3      $   6.4
                                     =======     =======      =======

1996
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit          $  11.0     $    -       $  11.0
    Corporate bonds                      1.0          -           1.0
    Commercial paper                     9.5          -           9.5
    Governmental agencies               13.0          -          13.0
    U.S. Treasury bills                  2.4          -           2.4
  Held-to-maturity securities:
    Auction rate preferred stock        25.0          -          25.0
                                     -------      ------      -------
Total short-term investments         $  61.9      $   -       $  61.9
                                     =======      ======      =======

LONG-TERM INVESTMENTS
  Available-for-sale securities:
    Equity securities                $   3.5      $  8.2      $  11.7
                                     -------      ------      -------
Total long-term investments          $   3.5      $  8.2      $  11.7
                                     =======      ======      =======

Gross unrealized losses were not material for either fiscal year 1997 or 1996.

     At May 25, 1997, the Company held $81.7 million and $714.9 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($466.8), institutional money market funds ($129.2), certificates of deposit ($15.0), commercial paper ($135.6), bankers acceptances ($5.0) and demand notes ($45.0).
     At May 26, 1996, the Company held $20.9 million and $410.1 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($154.8), institutional money market funds ($45.6), certificates of deposit ($2.0), commercial paper ($219.1) and government securities ($9.5).
     The net unrealized gain on available-for-sale securities of $4.3 million and $8.2 million is included in retained earnings at May 25, 1997 and May 26, 1996, respectively.

Off-Balance Sheet Financial Instruments

Foreign Currency Instruments
The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The Company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily comprise sales of the Company's products in currencies other than the U.S. dollar, a majority of which are made through the Company's subsidiaries in Europe and Japan. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses on these contracts are matched with the corresponding effect of currency movements on these financial positions. Gains and losses from foreign currency transactions were not significant for fiscal years 1997, 1996 and 1995.

Interest Rate Derivatives
The Company utilizes swap agreements to exchange the fixed interest rate of certain long-term U.S. dollar debt for a variable U.S. dollar interest rate and to exchange the variable interest rate of certain long-term Japanese yen debt for a fixed Japanese yen interest rate. The variable rates on swaps are based primarily on U.S. dollar LIBOR and reset on a monthly, quarterly or semi-annual basis. These agreements that have maturities of up to five years involve the exchange of fixed rate interest payments for variable rate interest payments without exchange of the underlying principal amounts. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is included in current interest expense.
     The Company utilizes interest rate collars to limit the Company's exposure to fluctuation in short-term returns on certain investments in its portfolio by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option which are entered into simultaneously with the same counterparty. The Company receives a payment when the three-month LIBOR falls below predetermined levels and makes a payment when the three-month LIBOR rises above predetermined levels. These payments are recorded as gains or losses in interest income. All interest rate option contracts outstanding at May 25, 1997 expire within two years.

Fair Value and Notional Principal of Off-Balance Sheet Financial
Instruments
The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 25, 1997 and May 26, 1996. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 25, 1997 and May 26, 1996. The credit risk amount shown in the table represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Transactions Qualifying for Hedge Accounting:
(In Millions)
                                   Notional     Estimated     Credit
                                   Principal    Fair Value    Risk
                                   ---------    ----------    ------
1997
INTEREST RATE INSTRUMENTS
Swaps                              $ 194.4      $     -       $   0.4
Interest rate collars                 50.0            -            -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                      20.4            -           0.5
  To sell dollars                     45.1            -           0.2
Purchased options                     36.5           0.2          0.2

1996
INTEREST RATE INSTRUMENTS
Swaps                              $  97.7       $  (0.2)      $  0.2
Interest rate collars                 50.0          (0.2)          -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                      23.1           1.6          1.9
  To sell dollars                     55.7           0.9          0.9
Purchased options                     33.8           0.8          0.8

The Company has outstanding currency exchange contracts to sell foreign currency, predominantly Japanese yen, and to purchase U.S. dollars in the future. The Company has outstanding currency exchange contracts predominantly to buy Malaysian ringgit, Singapore dollar and pound sterling and to sell U.S. dollars in the future. All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 25, 1997 and May 26, 1996 are immaterial. The Company has purchased foreign currency options denominated in Japanese yen and German deutsche mark. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Deferred gains on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Deferred gains on such agreements at May 25, 1997 and May 26, 1996 are immaterial.

Fair Value of Financial Instruments

A summary table of estimated fair values of financial instruments at fiscal year end follows:
                                   1997                  1996
                           ---------------------  ----------------------
                           Carrying   Estimated   Carrying    Estimated
(In Millions)              Amount     Fair Value  Amount      Fair Value
                           --------   ----------  --------    ----------
Long-term investments      $    6.4    $    6.4   $  11.7      $  11.7
Long-term debt               (324.3)     (331.2)   (350.5)      (327.1)
Currency forward contracts:
  To buy dollars                0.7          -        2.0          1.6
  To sell dollars              (0.5)         -         -           0.9
Currency options                0.3         0.2       0.3          0.8

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments and trade receivables. The Company's investment policy requires cash investments to be placed with high-credit quality counterparties and to limit the amount of credit from any one financial institution or direct issuer. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, automotive and telecommunications. National performs continuing credit evaluations of its customers whenever deemed necessary and generally does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Restructuring of Operations

Fairchild Semiconductor

In June 1996, the Company reorganized its operating structure into four business groups that comprised the Analog Group, the Communications and Consumer Group, the Personal Systems Group and the Fairchild Semiconductor ("Fairchild") Group. The purpose of the reorganization was to enhance the focus and support of the Company's strength in analog and mixed signal technology. In connection with this reorganization, Fairchild was formed as a separate organization consisting of the Company's family logic, memory and discrete product lines, which the Company announced it intended to divest. As a result, the Company recorded a $55.3 million special charge that included a restructuring charge of $49.7 million for the write down of fixed assets to estimated fair value, as well as costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core businesses. Of the $49.7 million restructuring charge, $39.7 million represents cash charges and $10.0 million represents fixed asset write downs and other noncash items. The remaining components of the $55.3 million special charge are recorded in cost of sales and consist of $2.0 million to write down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.
     As a result of the work force reductions that occurred during the year, the Company paid $18.3 million of severance to approximately 460 terminated employees. The Company expects to have reduced its work force by approximately 660 employees in manufacturing support, selling, general and administrative areas of both the Fairchild and National core business organizations by the time it completes all activities connected with the Fairchild divestiture. To date the Company has also paid $1.6 million for other exit costs. Included in accrued liabilities at May 25, 1997 is $19.8 million related to remaining severance and other costs of restructuring activities from the realignment of the Company's selling, general and administrative expenses. These costs are expected to be paid over the next 12 to 18 months. The Company also paid approximately $5.2 million in retention bonuses to certain Fairchild employees. These employee bonuses were expensed to operations ratably over the employees' service period up through the final date of the Fairchild disposition.
     The Company's reorganization included plans to divest the Fairchild businesses, including related assets, by the end of fiscal year 1997. The Fairchild fixed assets held for disposition included land, buildings and building improvements, and equipment associated with the 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine, the 6-inch wafer fabrication operation in West Jordan, Utah, and the assembly and test operations in Penang, Malaysia, and Cebu, Philippines. The carrying value of the Fairchild fixed assets held for disposition was $318.5 million. The Company originally recorded a $192.0 million charge, as part of the restructuring charge, primarily to write down Fairchild assets to estimated fair value. This charge was fully reversed in the third quarter of fiscal 1997 when the disposition of the Fairchild businesses and related assets became imminent and it was apparent that the reserves were no longer required. In March 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild for which the Company invested $12.9 million, the Company received cash of $401 million and a promissory note with a face value of $77 million, and certain liabilities were assumed by Fairchild. The Company recorded a gain of $40.6 million from the disposition.

Realignment of Manufacturing Facilities

     In May 1997, the Company announced that it planned a comprehensive realignment of its manufacturing facilities designed to accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries, reduce costs and rationalize production flows. In connection with this plan, the Company recorded a restructuring charge of $84.5 million that included an impairment loss of $60.1 million related to the write down of certain assets in its Arlington, Texas, wafer manufacturing facility. This impairment arose from the Company's cancellation of further investment in its 6-inch, 0.65- micron wafer fabrication expansion that began in 1995. The Company's acceleration of investment in its 8-inch wafer fabrication facility in Maine, which is expected to result in availability of 0.35-micron capacity sooner than previously expected, will allow the Company to bypass the 0.65-micron generation of capacity. The fair value of the assets was determined based on estimated future cash flows expected to be obtained from those assets. Since the expected future cash flows were less than the carrying value of the assets, the Company recorded an impairment loss to write down the carrying value of the assets to the present value of the expected future cash flows.
     In addition to the impairment loss, the Company also recorded
$11.0 million of exit costs related to the closure of the 5- and 6-inch wafer fabrication facilities in Santa Clara, California. The closure process is expected to occur over the next 15 months, during which time the Company will transfer the production activities to other existing manufacturing lines. The exit costs primarily relate to severance costs, the removal of production equipment and the dismantling of the production facilities. Approximately 500 employees are currently employed in these two wafer fabrication facilities and the Company does not expect to place the majority of the affected employees elsewhere in the organization. The Company also recorded $10.3 million of exit costs associated with the Company's decision to halt expansion of its 6-inch wafer fabrication line in Greenock, Scotland. These costs primarily relate to asset write-off of previously capitalized construction in progress costs and other exit costs including employee related costs. The remaining $3.1 million relates to severance and other exit costs at other manufacturing facilities. Included in accrued liabilities at May 25, 1997 is $20.2 million of the restructuring charge that represents cash charges. Noncash charges of $64.3 million include the impairment loss and other fixed asset write downs.

Other Restructuring Actions

     During fiscal year 1996, the Company utilized $6.8 million of restructuring reserves primarily attributable to severance and fixed asset disposals related to the completion of the consolidation of two California locations into one location for the Company's wholly owned subsidiary, Dynacraft, Inc. ("DCI") and the transfer of the remaining military assembly operations in South Portland, Maine, to Singapore.
     Included in fiscal year 1995 results is the release of $10.1 million of restructuring reserves originally provided in 1994, partially offset by $4.6 million in additional charges for existing programs identified by the Company. The release of $10.1 million was attributable to the Company's decision to retain certain facilities and related support operations connected therewith. The additional restructuring requirements included charges for the consolidation of the DCI business and the decision by the Company to transfer the military assembly operations in South Portland, Maine, to Singapore.
     During fiscal year 1995, the Company utilized $14.5 million of restructuring reserves, primarily attributable to the California consolidation of the DCI business, closure of a wafer fabrication line in West Jordan, Utah, and completion of reductions in headcount and related infrastructure at its Santa Clara, California, plant. Of the reserves, $9.6 million represented cash charges and the remainder represented fixed asset write offs and other noncash items.

Note 4.  Acquisition

In March 1997, the Company acquired Mediamatics, Inc. ("Mediamatics"), a Fremont, California, company that is a major provider of MPEG (Motion Picture Experts Group) audio/video capabilities to the personal computer market. The Company completed the acquisition by issuing or reserving for future issuance an aggregate of 3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition was accounted for using the purchase accounting method with a net adjusted purchase price after acquisition expenses of $74.5 million. In connection with the acquisition, the Company incurred a special charge to expense of in-process research and development of approximately $62.0 million. In addition, the Company recorded $23.5 million of unearned compensation related to employee retention arrangements which will be charged to operating expenses, primarily research and development, over the next 30 months.

Pro forma results of operations for the Mediamatics acquisition have not been presented, because Mediamatics is a development stage company and results of operations to date have been insignificant.

Note 5.  Consolidated Financial Statements Details
(In Millions)                                     1997        1996
                                                 ------      ------
RECEIVABLE ALLOWANCES
Doubtful accounts                               $   2.5     $   2.5
Returns and allowances                             34.7        32.5
                                                -------     -------
Total receivable allowances                     $  37.2     $  35.0
                                                =======     =======
INVENTORIES
Raw materials                                   $  15.4     $  39.1
Work in process                                   118.8       208.5
Finished goods                                     47.2        78.1
                                                -------     -------
Total inventories                               $ 181.4     $ 325.7
                                                =======     =======
PROPERTY, PLANT AND EQUIPMENT
Land                                            $  19.1     $  19.1
Buildings and improvements                        460.7       523.9
Machinery and equipment                         1,321.3     1,604.7
Construction in progress                          470.8       369.0
                                                ------     --------
Total property, plant and equipment             2,271.9     2,516.7
Less accumulated depreciation and amortization  1,008.5     1,208.6
                                               --------    --------
Property, plant and equipment, net             $1,263.4    $1,308.1
                                               ========    ========
ACCRUED EXPENSES
Payroll and employee related                    $ 156.8     $ 161.1
Restructuring of Operations                        88.2        25.6
Other                                              48.4        48.4
                                                -------     -------
Total accrued expenses                          $ 293.4     $ 235.1
                                                =======     =======

(In Millions)                           1997       1996       1995
                                       ------     ------     ------
OTHER INCOME
Net intellectual property income       $  3.4     $ 14.0     $ 28.7
Gain on sale of investments, net          0.8        4.3        6.9
Other                                     5.8        1.5       (5.0)
                                      -------    -------    -------
Total other income, net               $  10.0    $  19.8    $  30.6
                                      =======    =======    =======
INTEREST
Interest income                       $  28.9    $  29.3    $  21.3
Interest expense                        (13.8)     (16.0)      (6.7)
                                      -------    -------    -------
Interest, net                         $  15.1    $  13.3    $  14.6
                                      =======    =======    =======

Intellectual property income is net of commissions and is derived from a number of licensing arrangements with third parties, none of which are material on an individual basis. In fiscal year 1997, intellectual property income declined because several license arrangements expired at the end of fiscal year 1996.

Note 6.  Debt

Debt at fiscal year end consists of the following:

(In Millions)                                       1997        1996
                                                   ------      ------
Convertible subordinated notes payable at 6.5%,
 net of debt issuance costs of $4.4               $ 254.3     $ 253.6
Notes secured by real estate payable
 at 12.5% and 12.6%                                  14.8        16.4
Notes secured by equipment payable at 6.6%           46.0        36.3
Unsecured loan payable at 6.2%                        1.9        42.2
Other                                                19.4        22.7
Obligations under capital leases                      0.2         0.8
                                                   ------      ------
Total debt                                          336.6       372.0
Less current portion of long-term debt               12.3        21.5
                                                   ------      ------
Long-term debt                                    $ 324.3     $ 350.5
                                                   ======      ======
In November 1996, the Company entered into an equipment financing agreement with a group of banks, which provides the Company borrowings in stated amounts up to $100 million over a one-year period. Borrowings are collateralized by the underlying equipment. An initial loan draw of $50.2 million was also made in November. Under the terms of the agreement, the amounts financed bear interest at the one-month LIBOR rate plus 90 basis points (6.59% at May 25, 1997) with principal and interest due monthly over a five-year period. The agreement contains certain covenant and default provisions that require the Company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.
     In September 1995, the Company completed a private placement of convertible subordinated notes in the total amount of $258.8 million to certain qualified investors. Interest is payable semi-annually at an annual rate of 6.5 percent. The notes, which mature in 2002, are not redeemable by the Company prior to October 3, 1998. Thereafter, the notes are redeemable at the option of the Company, initially at 103.714 percent of face value and at decreasing prices thereafter to 100 percent of face value at maturity, plus accrued interest. The notes are convertible at any time into shares of the Company's common stock at a conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.
     Notes secured by real estate consist of two notes assumed as part of the repurchase of the equity interest in the Company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 1997 to March 2002. The unsecured 6.2 percent note is due in semi-annual installments through May 2007.
     For each of the next five years and thereafter, debt and capital lease obligations are as follows:

                                                  Total Debt
(In Millions)                                  (Principal Only)
                                               ---------------

      1998                                       $   12.3
      1999                                           31.8
      2000                                           12.1
      2001                                           14.4
      2002                                           10.8
      Thereafter                                    255.2
                                                 --------
      Total                                      $  336.6
                                                 ========

The Company's multicurrency and revolving financing agreements provide for multicurrency loans, letters of credit and standby letters of credit. The multicurrency loan agreement ($30 million) expires in December 1997. The revolving credit agreement ($200 million), which includes standby letters of credit, also expires in December 1997. The Company anticipates both credit agreements will be renewed or replaced on, or prior to, termination. At May 25, 1997, $38.1 million of the combined total commitments was utilized. These agreements contain restrictive covenants, conditions and default provisions which, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 25, 1997, under the most restrictive covenant of the loan agreements, no more than $190.2 million was available for payment of dividends on the Company's common stock.

Note 7.  Income Taxes

Worldwide pretax earnings from operations and income taxes consisted of the following:

(In Millions)                           1997        1996        1995
                                       ------      ------      ------
Income before income taxes:
U.S.                                   $(23.5)     $170.2      $233.5
Non-U.S                                  80.8        77.         95.7
                                       ------      ------      ------
                                       $ 57.3      $247.2      $329.2
                                       ======      ======      ======
Income taxes:
  Current:
    U.S. federal                       $ 89.0      $ 16.2      $ 90.7
    U.S. state and local                   -          1.0         5.0
    Non-U.S                              15.6        25.3        12.7
                                       ------      ------      ------
                                        104.6        42.5       108.4
  Deferred:
    U.S. federal and state              (89.6)       11.4       (96.8)
    Non-U.S                              (3.3)       (8.0)        1.5

Charge in lieu of taxes attributable
 to employee stock plans                 18.1        15.9        51.9
                                       ------      ------      ------
                                       $ 29.8      $ 61.8      $ 65.0
                                       ======      ======      ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 25, 1997 and May 26, 1996 are presented below:

(In Millions)                                     1997          1996
                                                 ------        ------
DEFERRED TAX ASSETS
Reserves and accruals                           $ 131.8       $  56.6
Loss carryovers and other allowances - foreign     55.8          56.9
Federal and state credit carryovers                47.7          38.9
Capitalized assets and other assets                26.4          31.0
Inventory capitalization and reserves              40.2          13.7
Foreign tax and AMT credit carryovers               9.0           9.0
Capitalized R&D - state                             2.4           3.7
Other                                               6.5           2.5
                                                -------       -------
   Total gross deferred assets                    319.8         212.3
   Valuation allowance                           (119.0)       (107.3)
                                                -------       -------
Net deferred assets                               200.8         105.0
                                                -------       -------
DEFERRED TAX LIABILITIES
Capital allowance - foreign                        (8.9)        (12.1)
Other liabilities                                 (23.0)        (16.9)
                                                -------       -------
Total gross deferred liabilities                  (31.9)        (29.0)
                                                -------       -------
Net deferred tax assets                        $  168.9       $  76.0
                                                =======       =======

Deferred tax assets and liabilities are classified in the consolidated balance sheet based on the classification of the related asset or liability. Included in other assets on the consolidated balance sheets are $9.3 million and $17.0 million of deferred tax assets at May 25, 1997 and May 26, 1996, respectively.
     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized due to the expiration of net operating losses and tax credit carryovers. The increase in the valuation allowance primarily relates to state credits and foreign net operating loss carryovers which may not be realized, offset by utilization of federal research and development credits not previously benefited.
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of May 25, 1997.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                        1997        1996        1995
                                       ------      ------      ------
U.S. federal statutory tax rate         35.0%       35.0%       35.0%

Non-U.S. losses and tax differential
   related to non-U.S. income           (9.1)       (3.8)       (5.9)

U.S. state and local taxes net of
 federal benefits                        0.1         0.2         1.5

Research and development credits       (17.3)       (9.7)       (2.8)

Change in beginning of year
 valuation allowance                      -         (1.1)       (8.2)

Write off of in-process R&D             40.1          -           -

Other                                    3.2         4.4         0.1
                                       ------      ------      ------
Effective rate                          52.0%       25.0%       19.7%
                                       ======      ======      ======

U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional liability. There has been no provision of U.S. income taxes for the remaining undistributed earnings of approximately $292.8 million at May 25, 1997, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $88.8 million would accrue after utilization of U.S. tax credits.
     At May 25, 1997, National had U.S. credit carryovers of approximately $37.7 million for tax return purposes, which expire from 1999 through 2011. In addition, National had state credit carryovers of approximately $19.0 million, which primarily expire from 2004 through 2005. National also had operating loss carryovers of $196.8 million from certain non-U.S. jurisdictions.
     The U.S. Internal Revenue Service ("IRS") examinations of National's U.S. federal income tax returns for fiscal years 1976 through 1982 and subsequent litigation related thereto resulted in a final decision being entered by the U.S. Tax Court in June 1995. The period for appealing the decision expired in September 1995. After giving effect to loss and credit carryovers, the final tax deficiency was $4.1 million. The associated interest has not been finally determined, but preliminary IRS calculations estimate it to be approximately $44.9 million. The Company has made advance payments to the IRS on the tax and interest deficiency, but disagrees with the IRS' interest calculation and has filed a claim for refund on the disputed difference with the IRS.
     In April 1995, the IRS issued a deficiency notice for fiscal years 1986 through 1989 seeking additional taxes of approximately $11.0 million (exclusive of interest). The issues raised by the deficiency notice relate primarily to the Company's former Israeli operation and the allocation of the purchase price paid for Fairchild Semiconductor Corporation. The Company has filed a protest of the deficiency notice. The IRS is examining the Company's tax returns for fiscal years 1990 through 1993. The Company expects the IRS to soon begin examination of its tax returns for fiscal years 1994 through 1996.
     In July 1996, the Company received invoices of assessment from the Malaysian Inland Revenue Department relating to the Company's Malaysian manufacturing operations and totaling approximately $59.2 million. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal year 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes that adequate tax payments have been made and accruals recorded for all tax matters for the years in question.

Note 8.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one-thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
     The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20 percent or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the Company's common stock. If such person or group actually acquires 20 percent or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
     The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20 percent or more of the Company's outstanding common stock. The Rights will expire August 8, 2006, unless earlier redeemed.
     In November 1995, National called for redemption in December 1995 of all of the shares of the $32.50 Convertible Preferred Shares, $0.50 par value (the "Convertible Preferred Shares"). All of the Convertible Preferred Shares were redeemed for the number of shares of common stock that were issuable at a conversion rate of 35.273 shares of common stock for each Convertible Preferred Share, resulting in a total of 12,169,185 additional shares of common stock being issued.
     In connection with the private placement of convertible subordinated notes completed in September 1995 (see Note 6), the Company has reserved for issuance a total of 6,048,387 shares of common stock issuable upon conversion of the outstanding 6.5 percent convertible subordinated notes due 2002.
     The Company was authorized by the Board of Directors to repurchase up to 3.5 million shares of the Company's common stock at current market prices prior to the end of calendar 1994. In April 1995, the Board of Directors authorized repurchase of up to an additional 3.5 million shares at current market prices prior to the end of calendar 1995. During fiscal years 1996 and 1995, National purchased 2,450,000 shares on the open market at a cost of $63.0 million and 3,115,600 shares on the open market at a cost of $54.4 million, respectively. Of these repurchased shares the Company used 160,427 shares and 211,565 shares for issuance of stock under its various benefit plans in fiscal years 1996 and 1995, respectively. All of the remaining repurchased shares were retired at the end of fiscal year 1996. No shares have been repurchased since calendar year 1995.
     National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 9.  Stock-Based Compensation Plans

Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 39,354,929 shares of the Company's common stock. Generally, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period. Vesting of options can be accelerated in certain circumstances. Vesting on options that had been held for a minimum of six-months by employees transferring to the Fairchild operation was accelerated in connection with the Fairchild disposition.
     National also has a stock option plan (the "employees stock option plan") under which employees who are not executive officers of the Company (as defined in the plan) may be granted nonqualified stock options to purchase up to 10,000,000 shares of the Company's common stock. Like the stock option plan for officers and key employees, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but it is intended that most options granted under this plan will vest ratably over a four-year period. The employees stock option plan was adopted in April 1997 and as of May 25, 1997, no options have been granted under it.
     In connection with National's acquisition of Mediamatics in March 1997, National assumed the outstanding obligations of Mediamatics under the Mediamatics stock option plans and related stock option agreements for the Mediamatics employees. In connection therewith, Mediamatics optionees received an option for 0.175702 shares of the Company's common stock per share of Mediamatics common stock underlying the Mediamatics options. A total of 759,907 shares of the Company's common stock can be issued to the Mediamatics optionees. Vesting under the Mediamatics stock option plans can begin as early as the grant date, although most options granted under the plans vest beginning after one year and in quarterly increments thereafter. The options granted under the original option grant prices were set by the Mediamatics plans' administrator.
At the time of the Mediamatics acquisition, the option price was adjusted by the exchange rate. The Mediamatics options expire up to maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Mediamatics stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and the Company recorded unearned compensation in the amount of $9.2 million, which represents the difference between the fair market value at the new measurement date and the exercise price of the options. Unearned compensation which is included as a separate component of shareholders' equity is amortized to operations over the vesting period of the respective options. Related compensation expense for fiscal year 1997 was $2.9 million. At May 25, 1997, options to purchase 696,073 shares were outstanding under the Mediamatics plans with a weighted-average exercise price of $2.29 and weighted-average remaining contractual life of 9.2 years.
     On May 18, 1995, the Company granted to its former chairman, in connection with his retirement, an option to purchase 300,000 shares of the Company's common stock. The option was granted outside the Company's stock option plans at the market price on the date of grant, expires ten years and one day after grant and becomes exercisable ratably over a four-year period.
     National has an employee stock purchase plan which authorizes the issuance of up to 19,950,000 shares of common stock in quarterly offerings to eligible employees at a price which is equal to 85 percent of the lower of the common stock's fair market value at the beginning and end of a quarterly period. Prior to January 1995, the employee stock purchase plan granted options which became exercisable after 13 months and expired after 27 months. The option price was determined by the Stock Option and Compensation Committee of the Board of Directors but could not be less than 100 percent of the market value on the date of grant or 85 percent of the market value on the date of exercise, whichever was lower. The last options granted under the prior terms of the plan expired in March 1996.
     National also has an employee stock purchase plan available to employees at international locations which was approved in September 1994 and first made available to employees in January 1995. The global plan authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees in amounts related to their basic annual compensation at a price equal to 85 percent of the lower of its fair market value at the beginning and end of a quarterly period. Unlike stock purchased under the U.S. stock purchase plan, the stock purchased under the global stock purchase plan for the account of an employee can be held by a fiduciary in an offshore trust, which allows employees located in countries that do not permit direct stock ownership to participate in a Company stock plan. In addition, the participant's employing company is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.
     Changes in options outstanding under options granted by the Company during fiscal years 1997, 1996 and 1995, whether under the option or purchase plan or otherwise (but excluding the Mediamatics options), were as follows:

                              Number of Shares       Weighted Average
                                (In Millions)         Exercise Price
                              ----------------       ----------------
Outstanding May 29, 1994           13.2                   $9.37
    Granted                         2.7                 $ 17.40
    Exercised                      (3.1)                  $8.05
    Cancelled                      (0.5)                 $13.62
Outstanding May 28, 1995           12.3                 $ 11.05
    Granted                         3.9                  $25.79
    Exercised                      (2.7)                  $6.84
    Cancelled                      (0.9)                 $19.77
                                  -------
Outstanding at May 26, 1996        12.6                 $ 15.83
    Granted                         7.4                 $ 16.46
    Exercised                      (3.4)                 $29.71
    Cancelled                      (2.0)                 $19.85
                                  -------
Outstanding at May 25, 1997        14.6                 $ 16.79
                                  =======
Options exercisable at:

   May 28, 1995                     6.9                  $ 6.86
   May 26, 1996                     6.0                  $ 8.82
   May 25, 1997                     6.4                  $13.94

Expiration dates of options outstanding at May 25, 1997 range from July 17, 1997 to May 14, 2007.

The following tables summarize information about options outstanding under these plans (excluding the Mediamatics options) at May 25, 1997:

                                     Outstanding Options
                            -----------------------------------------
                                            Weighted
                                            Average          Weighted
                               Number      Remaining         Average
                             of Shares  Contractual Life     Exercise
Range of Exercise Prices   (In Millions)   (In Years)         Price
------------------------    ----------- ----------------     --------
$3.75 - $9.13                   2.2          3.6             $   4.74
$10.88 - $19.75                 8.3          8.5             $  15.51
$20.00 - $32.50                 4.1          7.9             $  25.90
                               -----
Total                          14.6          7.6             $  16.79
                               =====

                                   Options Exercisable
                                 -----------------------
                                                Weighted
                                   Number        Average
                                  of Shares     Exercise
Range of Exercise Prices        (In Millions)    Price
------------------------         -----------   ---------
$3.75 - $9.13                       2.2        $    4.74
$10.88 - $19.75                     2.6        $   15.21
$20.00 - $32.50                     1.6        $   24.66
                                   -----
Total                               6.4        $   13.94
                                   =====

Shares issued under the new terms of the stock purchase plan and the global stock purchase plan from January 1, 1995 through the end of fiscal year 1997 were as follows:

                        Number of Shares              Price
                         (In Millions)              per Share
                        ----------------            ---------
Issued:
1995                         0.3                              $14.34
1996                         1.3                    $11.79 to $23.91
1997                         1.4                    $11.90 to $20.93

Under the stock option and purchase plans, 4.8 million shares of common stock were issued during fiscal year 1997. As of May 25, 1997, 39.2 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the Company, including shares available for future option grants.

Other Stock Plans

National has a director stock plan which authorizes the issuance of up to 200,000 shares of the Company's common stock to eligible nonemployee directors of the Company. The common stock was issued automatically to eligible directors upon approval of the director stock plan by the shareholders and is issued automatically thereafter to eligible new directors upon their appointment to the Board and to all eligible directors on their subsequent election to the Board by shareholders. As of May 25, 1997, 37,000 shares had been issued under the director stock plan and 163,000 shares were reserved for future issuances.
     National has a performance award plan which authorizes the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Performance plan cycles are three to five years depending on specific performance measurements, and the earliest a payout can occur is the third year of a performance plan cycle. Plan participants currently consist of a limited group of senior executives. In fiscal year 1997, the Company issued 81,666 shares in the second payout under the plan and the Company issued 111,990 shares in fiscal year 1996 in the first payout under the plan. No shares were issued under the performance award plan during fiscal year 1995. As of May 25, 1997, 806,344 shares were reserved for future issuances.
Expense recorded in fiscal years 1997, 1996 and 1995 under the plan was not material.
     The Company adopted a restricted stock plan in fiscal year 1996, which authorizes the issuance of up to 2.0 million shares of the Company's common stock to nonofficer employees of the Company. The plan has been made available to a limited group of employees with technical expertise considered important to the Company. During fiscal year 1997, 602,500 shares were issued under the restricted stock plan, with restrictions expiring for 50 percent of the shares issued to each participant three years after issuance and restrictions expiring for the remainder of the shares six years after issuance. Based upon the market value on the dates of issuance, the Company recorded $10.9 million of unearned compensation included as a separate component of shareholders' equity to be amortized to operations ratably over the respective restriction periods. No shares were issued under the restricted stock plan in fiscal year 1996. As of May 25, 1997, 1,397,500 shares were reserved for future issuances.
     In May 1996, the Company issued 200,000 shares of restricted stock to Brian L. Halla, the Company's newly hired President and Chief Executive Officer. These shares were not issued under the restricted stock plan and have restrictions which expire annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity to be amortized to operations over the respective vesting period. Compensation expense for fiscal year 1997 related to all shares of restricted stock was $2.0 million. Compensation expense was immaterial for fiscal year 1996. At May 25, 1997, the weighted average grant date fair value and weighted average contractual life for outstanding shares of restricted stock was $17.69 and 9.2 years, respectively.
     As permitted under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company has elected to follow APB No. 25, "Accounting for Stock Issued to Employees" and related Interpretations, in accounting for stock-based awards to employees. Under APB 25, the Company generally recognizes no compensation expense with respect to such awards.
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method contained in SFAS No. 123. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for fiscal years 1997 and 1996: expected lives of 4.4 years (Stock Option Plans) and 0.3-1.1 years (Stock Purchase Plans); expected volatility of 48 percent (Stock Option Plans) and 53 percent (Stock Purchase Plans); and risk free interest rates of 6.2 percent (Stock Options Plans) and
5.6 percent (Stock Purchase Plans).
     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The Company's pro forma information follows:

(In Millions,  Except Per Share Amounts)         1997          1996
                                                ------        ------
Net income - as reported                        $ 27.5        $185.4
Net income - pro forma                          $  4.2        $175.5
Primary earnings per share - as reported        $ 0.19         $1.36
Primary earnings per share - pro forma          $ 0.03         $1.31
Fully diluted earnings per share - as reported  $ 0.19         $1.34
Fully diluted earnings per share - pro forma    $ 0.03         $1.30

The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to May 28, 1995, the pro forma effects will not be fully reflected until approximately fiscal year 2000.

Note 10. Retirement and Pension Plans

National's Retirement and Savings Program for U.S. employees consists of two plans as follows:
     The Profit Sharing Plan requires Company contributions of the greater of 5 percent of consolidated net earnings before income taxes or 1 percent of payroll (as defined by the plan). Contributions are made 25 percent in National's common stock and 75 percent in cash. Total shares contributed under the Profit Sharing Plan during fiscal year 1997 were 200,208. As of May 25, 1997, 1.5 million shares of common stock were reserved for future Company contributions.
     The salary deferral "401(k)" plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching Company contributions. Contributions are invested in one or more of nine investment funds at the discretion of the employee. One of the investment funds is a Company stock fund in which contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the Company has not issued any stock directly to the stock fund.
     The Benefit Restoration Plan allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and defer greater percentages of compensation than would otherwise be permitted under the salary deferral "401(k)" plan and IRS regulations. The Benefit Restoration Plan is a nonqualified and unfunded plan of deferred compensation and the Company credits accounts maintained under it with interest earnings each quarter.
     Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:

(In Millions)                           1997      1996      1995
                                        ------    ------    ------
Profit sharing plan                     $ 9.9     $13.0     $17.3

Salary deferral "401(k)" plan           $10.0     $10.8     $ 9.8

Non-U.S. pension and retirement plans$  $ 7.6     $ 7.0     $ 6.3


Note 11.  Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment under operating lease arrangements which expire at various times through the year 2025. Rental expenses under operating leases were $43.8 million, $40.1 million and $37.4 million in fiscal years 1997, 1996 and 1995, respectively.

Future minimum commitments under noncancelable operating leases are as follows:

                                            (In Millions)
                                            -------------
     1998                                     $  31.5
     1999                                        24.7
     2000                                        20.8
     2001                                        16.0
     2002                                        12.8
     Thereafter                                  45.0
                                              -------
     Total                                    $ 150.8
                                              =======

During 1995, the Company purchased the equity interest in two of its facilities, which previously had been subject to sale and leaseback transactions. This significantly reduced the operating lease commitments. The Company has commitments to purchase fabricated wafers from a joint venture in which it is a minority interest holder. As of May 25, 1997, these commitments total $21.8 million for fiscal year 1998, based on prices and minimum contractual volumes negotiated in March 1996.
 .....In connection with the Fairchild transaction, Fairchild and the
Company have entered into a manufacturing agreement whereby the Company has committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction based on specified wafer prices, which the Company believes approximate market prices. Annual minimum purchases are $100.0 million, $90.0 million and $80.0 million for fiscal years 1998, 1999, and 2000, respectively. The remaining $60.0 million in purchases may be made at any time over the 39-month period as agreed upon by the parties. The Company also has certain continuing obligations arising from the Fairchild transaction that include providing certain transition services to Fairchild and indemnification for certain environmental and legal matters. The Company believes it has adequately provided for these obligations and it currently believes that the ultimate impact of these obligations will not have a material adverse impact on the Company's consolidated financial position or consolidated results of operations.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period and the alleged underpayment was reduced in a similar action in April 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of such underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994 and the Company is continuing to contest the Penalty Notice in administrative proceedings. In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company and demanded repayment of accelerated drawback previously paid to the Company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the Company contesting the denied drawback claims. The Company has paid the denied drawback and associated interest totaling $5.2 million and has filed summonses in the Court of International Trade seeking a refund.
 .....The Company has been named to the National Priorities List
("Superfund") for its Santa Clara, California, site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan.
 .....In connection with the Company's disposition in fiscal year 1996 of the DCI assets and business, the Company retained responsibility for environmental claims connected with DCI's Santa Clara, California, operations and for environmental claims arising from National's conduct of the DCI business prior to the disposition. With respect to environmental matters involved in the Fairchild disposition, the Company agreed to retain liability for current remediation projects and environmental matters arising from National's prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. The Company prepaid to Fairchild the estimated costs of the remediation and cleanup and remains responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
 .....In addition to the Santa Clara site, the Company has been designated as a potentially responsible party ("PRP") by federal and state agencies with respect to certain waste sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. The Company has also been cited for alleged failure to comply with federal categorical pretreatment standards. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal years 1997, 1996 and 1995.
 .....The Company is engaged in administrative tax appeals with the IRS and the Company's tax returns for certain years are under examination in the U.S. and Malaysia (see Note 7). In addition to the foregoing, National is a party to other suits and claims which arise in the normal course of business.
 .....With respect to the proceedings noted above, based on current expectations, the Company does not believe that there is a reasonable possibility that losses associated with the proceedings exceeding amounts already recognized will be incurred in an amount that would be material to the Company's consolidated financial position or consolidated results of operations.

Note 12.  Industry and Geographic Segment Information

The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products, including analog integrated circuits, digital integrated circuits, mixed analog and digital circuits, microcontrollers, hybrid circuits, subsystems, electronic packaging and miscellaneous services and supplies for the semiconductor industry and original equipment manufacturers. National operates in three main geographic areas. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Asia and Europe in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.
 .....National conducts a substantial portion of its operations outside of the U.S. and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

                                                    Elim &     Consoli-
(In Millions)      Americas    Europe     Asia    Corporate     dated
                   --------   -------   --------  ---------    --------
1997
Sales to
 unaffiliated
 customers         $1,072.9   $ 586.8   $  847.6  $    -       $2,507.3
Transfers between
 geographic areas     459.6      98.0      797.2   (1,354.8)        -
                   --------   -------   --------  ---------    --------
Total sales        $1,532.5   $ 684.8   $1,644.8  $(1,354.8)   $2,507.3
                   ========   =======   ========  =========    ========
Total assets       $1,377.9   $ 233.5   $  579.7  $   723.0	   $2,914.1
                   ========   =======   ========  =========    ========

1996
Sales to
 unaffiliated
 customers         $1,098.6   $ 641.3   $  883.2  $    -       $2,623.1
Transfers between
 geographic areas     522.2     119.6      755.2   (1,397.0)        -
                   --------   -------   --------  ---------    --------
Total sales        $1,620.8   $ 760.9   $1,638.4  $(1,397.0)   $2,623.1
                   ========   =======   ========  =========    ========
Total assets       $1,277.3   $ 248.3   $  701.9  $   430.5    $2,658.0
                   ========   =======   ========  =========    ========

1995
Sales to
 unaffiliated
 customers         $1,015.9   $ 562.7  $   800.8  $    -       $2,379.4
Transfers between
 geographic areas     459.7     114.3      680.3   (1,254.3)        -
                   --------   -------   --------  ---------    --------
Total sales        $1,475.6   $ 677.0   $1,481.1  $(1,254.3)   $2,379.4
                   ========   =======   ========  =========    ========
Total assets       $1,016.7   $ 252.8   $  623.2  $   343.0    $2,235.7
                   ========   =======   ========  =========    ========


Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions                             1997        1996        1995
                                        ------      ------      ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                       $27.7       $19.2      $  6.4
  Interest payment on tax settlements    $  -        $18.3      $ 30.2
  Income taxes                           $10.5       $20.3      $ 43.2


(In Millions)                            1997        1996        1995
                                        ------      ------      ------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee
 benefit plans                           $ 3.2     $  4.3        $  4.0
Tax benefit for employee stock
 option plans                            $18.1     $ 15.9        $ 51.9
Retirement of treasury stock             $  -      $118.6        $   -
Unrealized gain (loss) on
 available-for-sale securities           $(3.9)   $  (8.9)       $ 17.1
Unearned compensation charge
 relating to restricted stock
 issuance                                $10.9    $   3.3        $   -
Issuance of common stock
 in connection with
 Mediamatics acquisition                 $97.5    $    -         $   -
Unearned compensation charge
 relating to Mediamatics
 acquisition                             $32.7    $    -         $   -
Amortization of unearned compensation    $ 4.9    $    -         $   -
Promissory note from Fairchild
 in connection with the disposition
 of the Fairchild businesses             $65.0    $    -         $   -

Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal years 1997 and 1996:

                                 First     Second     Third     Fourth
(In Millions, Except             Quarter   Quarter    Quarter   Quarter
 Per Share Amounts               -------   -------    -------   -------

1997
Net sales                        $ 566.1   $ 661.5    $ 680.5   $ 599.2
Gross margin                     $ 172.2   $ 248.1    $ 282.4   $ 263.5
Net income                       $(207.6)  $  42.5    $ 207.1   $ (14.5)
========================================================================
Primary earnings
 per common share                $ (1.51)  $  0.30    $  1.44   $ (0.10)
========================================================================
Weighted average common and common
 equivalent shares outstanding     137.7     141.6      143.8     143.4
========================================================================
Fully diluted earnings per
 common share                    $ (1.51)  $  0.30    $  1.39    $(0.10)
========================================================================
Weighted average fully
 diluted shares                    137.7     142.6      150.0     143.4
========================================================================
Common stock price - high         $16.75    $23.88     $27.75    $32.25
Common stock price - low          $13.00    $15.25     $22.75    $21.63
========================================================================
1996
Net sales                         $698.8    $711.6     $600.3    $612.4
Gross margin                      $301.1    $313.0     $231.6    $216.5
Net income                        $ 73.5    $ 79.8     $ 23.0    $  9.1
========================================================================
Primary earnings per common share $ 0.56    $ 0.61      $0.17     $0.07
========================================================================
Weighted average common and common
 equivalent shares outstanding     127.4     126.9      137.8     137.8
========================================================================
Fully diluted earnings
 per common share                  $0.53     $0.57      $0.17     $0.07
========================================================================
Weighted average fully
 diluted shares                    139.6     143.1      137.8     137.8
========================================================================
Common stock price - high         $31.25    $33.63     $24.00    $17.25
Common stock price - low          $23.88    $20.63     $14.88    $13.50
========================================================================

Preferred dividends are reflected as adjustments to reported earnings in the calculation of primary earnings per share.
     The Company's common stock is traded on the New York Stock
Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 25, 1997, there were approximately 11,523 holders of the Company's common stock.

Note 15.  Subsequent Event

On July 28, 1997, the Company announced that it had entered into a definitive merger agreement with Cyrix Corporation ("Cyrix"). Cyrix designs, manufactures and markets innovative microprocessors and is a supplier of high-performance microprocessors to the personal computer industry.

Under the terms of the agreement, each share of Cyrix common stock will be exchanged for 0.825 of a share of National common stock. According to Cyrix, as of June 29, 1997, Cyrix had approximately 19.7 million shares of common stock outstanding, exclusive of approximately 0.5 million treasury shares. Accordingly, it is expected that approximately 16.2 million shares of National common stock will be issued in the merger.

The merger requires the approval of Cyrix's stockholders and is subject to regulatory approvals and other customary conditions. It is expected that the transaction will be completed in November 1997. The Company expects to recognize a special charge related to certain acquisition and related expenses in its November quarter, when the transaction is expected to close. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.




                       INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

     We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 25, 1997 and May 26, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 25, 1997. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 25, 1997 and May 26, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended May 25, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
      As discussed in Note 1 to the consolidated financial statements, in fiscal 1996, the Company changed its method of accounting for depreciation.


                                                KPMG PEAT MARWICK LLP





San Jose, California
June 4, 1997, except as to Note 15,
  which is as of July 28, 1997



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.



                             PART III
                             --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 1997 annual meeting of shareholders to be held on or about September 26, 1997 and which will be filed in definitive form pursuant to Regulation 14a on or about August 20, 1997 (hereinafter "1997 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1997 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1997 Proxy Statement is incorporated herein by reference.



                             PART IV
                             -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                           Pages in
(a)1.  Financial Statement Schedule                      this document
-----------------------------------                      -------------
For the three years ended May 25, 1997:

Independent Auditors' Report                                  53
Schedule II  --  Valuation and Qualifying Accounts            57

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

(a)2.  Exhibits
---------------
The exhibits listed in the accompanying Index to Exhibits on pages 60 to 62 of this report are filed or incorporated by reference as part of this report.

(b)  Reports on Form 8-K
------------------------
The following reports on Form 8-K were filed during the fourth quarter of fiscal year 1997:

1.    A Form 8-K was filed March 26, 1997 reporting the Company's disposition of the logic, memory and discrete business units
(collectively, "Fairchild Semiconductor").  The date of the report was March 11, 1997.  The following pro forma financial statements were included in the report:
            a)	Pro Forma Condensed Consolidated Balance Sheets as of
               11/24/96
            b)	Pro Forma Condensed consolidated Statements of Operations as of 11/24/96

2. A Form 8-K was filed May 14, 1997 reporting (i) the Company's decision to cancel further investment in one wafer fabrication facility in Arlington, Texas and the related charge of approximately $60 million to write-down the assets deemed impaired by the cancellation; (ii) the Company's decision to close two wafer fabrication facilities in Santa Clara, California and the related charge of between $9 million and $11 million; (iii) the Company's decision to halt investment in expansion of analog facilities in Greenock, Scotland and the related charge of between $3 million to $4 million. The date of the report was May 13, 1997. No financial statements were filed with the report.



NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(in millions)

                 Deducted from receivables
             in the consolidated balance sheets

                              Doubtful      Returns and
Description                   Accounts      Allowances          Total
-----------                   --------      -----------        -------
Balances at May 29, 1994    $    3.0    $      30.8            $  33.8
Additions charged against
 revenue                          -           214.1              214.1
Deductions                      (0.6) (1)    (213.6)            (214.2)
                              --------      -----------        -------
Balances at May 28, 1995         2.4           31.3               33.7
Additions charged against
 revenue                          -           225.3              225.3
Additions (Deductions)           0.1  (1)    (224.1)            (224.0)
                              --------      -----------        -------
Balances at May 26, 1996         2.5           32.5               35.0
Additions charged against
 revenue                          -           228.0              228.0
Deductions                        -          (225.8)            (225.8)
                              --------      -----------        -------
Balances at May 25, 1997    $    2.5     $     34.7            $  37.2
                              ========      ===========        =======


--------------------------------------------------------

(1)     Doubtful accounts written off, less recoveries.




                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL SEMICONDUCTOR CORPORATION

Date: August 5, 1997                By:  /S/  BRIAN L. HALLA *
                                              ----------------
                                              Brian L. Halla
                                              Chairman of the Board, President
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 5th day of August 1997.

Signature                           Title


/S/  BRIAN L. HALLA *               Chairman of the Board, President
     ----------------               and Chief Executive Officer
     Brian L. Halla                 (Principal Ececutive Officer)

/S/  DONALD MACLEOD                 Executive Vice President, Finance
     --------------                 and Chief Financial Officer
     Donald Macleod                 (Principal Financial Officer)

/S/  RICHARD D. CROWLEY, JR. *      Vice President and Controller
     -------------------------      (Principal Accounting Officer)
     Richard D. Crowley

/S/  GARY P. ARNOLD *               Director
     ----------------
     Gary P. Arnold

/S/  ROBERT BESHAR *                Director
     ---------------
     Robert Beshar

/S/  MODESTO A. MAIDIQUE *          Director
     ---------------------
     Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *          Director
     ---------------------
     Edward R. McCracken

/S/  J. TRACY O'ROURKE *            Director
     -------------------
     J. Tracy O'Rourke

/S/  CHARLES E. SPORCK *            Director
     -------------------
     Charles E. Sporck

/S/  DONALD E. WEEDEN *             Director
     ------------------
     Donald E. Weeden

* By	/S/  DONALD MACLEOD
          --------------
          Donald Macleod, Attorney-in-fact




                    CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55699, 33-55703, 33-55715, 33-
61381, 333-09957, 333-23477, and 333-26625 on Form S-8 and Registration
Statement No. 333-24113 on Form S-3 of National Semiconductor Corporation and subsidiaries of our report dated June 4, 1997, except as to Note 15, which is as of July 28, 1997, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 25, 1997, and May 26, 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 25, 1997 and the related financial statement schedule, which report appears on page 53 of the 1997 Annual Report on Form 10-K of National Semiconductor Corporation. Our report refers to a change in the method of accounting for depreciation in fiscal 1996.



                                              KPMG PEAT MARWICK LLP


San Jose, California
August 5, 1997




                         INDEX TO EXHIBITS
                           Item 14(a) (3)
The following documents are filed as part of this report:
1.      Financial Statements: reference is made to the Financial
        Statements described under Part IV, Item 14(a) (1).
2.      Other Exhibits:

Desig-
nation  Description of Exhibit
------  ----------------------

2.1     Agreement and Plan of Recapitalization between Sterling
        Holding Company, LLC and National Semiconductor Corporation (incorporated by reference from the Exhibits to the Company's Form 8-K dated March 11, 1997 filed March 26,1997).

2.2 Agreement and Plan of Merger by and among National Semiconductor Corporation, Nova Acquisition Corporation and Cyrix Corporation dated as of July 28, 1997 (Exhibits and Schedules to be filed upon request).

3.1 Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 28, 1995 filed July 27,1995).

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended November 24, 1996, filed December 20, 1996).

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

4.5 Form of Note (incorporated by reference from the Exhibits to the Company's Registration Statement on From S-3 Registration No. 33-63649, which became effective November 6, 1995).

10.1 Agreements related to the Fairchild Semiconductor disposition entered into between National Semiconductor Corporation and Fairchild Semiconductor Corporation: Asset Purchase Agreement, Transition Services Agreement, Fairchild Assembly Services Agreement, National Assembly Services Agreement, Fairchild Foundry Services Agreement, National Foundry Services Agreement, Mil Aero Wafer and Services Agreement. (each Agreement incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ending February 23, 1997 filed April 9, 1997).

10.2    Management Contract or Compensatory Plan or Arrangement:
        Executive Officer Incentive Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 30, 1994 filed on August 10, 1994). 1997 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended August 25, 1996 filed October 4, 1996).

10.3 Management Contract or Compensatory Plan Agreement: Stock Option Plan, as amended through July 9, 1996 (incorporated by reference from the Exhibits to the Company's Registration Statement on From S-8 Registration No. 333-26625, which became effective May 7, 1997).

10.4    Management Contract or Compensatory Plan or Arrangement:
        Benefit Restoration Plan as amended on April 17, 1997 through September 1, 1996.

10.5    Management Contract or Compensatory Plan or Arrangement:
        Agreement with Peter J. Sprague dated May 17, 1995 (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 28, 1995 filed July 27,
        1995). Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28,
        1995).

10.6    Management Contract or Compensatory Plan or Arrangement:
        Director Stock Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-54931 which became effective August 5,
        1994).

10.7    Management Contract or Compensatory Plan or Arrangement:
        Performance Award Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-55699 which became effective September 30,
        1994).

10.8    Management Contract or Compensatory Plan or Arrangement:
        Consulting Agreement with Harry H. Wetzel (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 29, 1994 filed July 28, 1994).

10.9    Management Contract or Compensatory Plan or Arrangement:
        Preferred Life Insurance Program (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 29, 1994 filed July 28, 1994).

10.10   Management Contract or Compensatory Plan or Arrangement:
        Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to the Company's 10-K filed for the fiscal year ended May 28, 1995 filed July 27, 1995).

10.11   Management Contract or Compensatory Plan or Arrangement:
        Terms of Employment Offered Brian L. Halla (incorporated by reference from the Exhibits to the 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996).

10.12   Management Contract Compensatory Plan or Arrangement:
        Restricted Stock Agreement with Brian L. Halla (incorporated by reference from the Exhibits to the Registration Statement No. 333-09957, which became effective August 12, 1996).

10.13   Management Contract or Compensatory Plan or Arrangement:
        Settlement Agreement and General Release with Ellen M. Hancock (incorporated by reference from the Exhibits to the 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996).

10.14   Management Contract or Compensatory Plan or Arrangement:
        Settlement Agreement and General Release with Richard M. Beyer (incorporated by reference from the Exhibits to the 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996).

10.15   Management Contract or Compensatory Plan or Arrangement:
        Retention Agreement with Kirk P. Pond (incorporated by reference from the Exhibits to the 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996). Amendments to the Retention Agreement with Kirk P. Pond (incorporated by reference from the Exhibits to the 10-Q for the fiscal quarter ended February 23, 1997, filed April 9, 1997).

10.16   Management Contract or Compensatory Plan or Arrangement:
        Settlement Agreement and General Release with Charles P. Carinalli (incorporated by reference from the Exhibits to the 10-Q for the quarter ended August 25, 1996 filed October 4,
        1996).

10.17 Stock Option Agreement between National Semiconductor Corporation and Cyrix Corporation.

11.0 Computation of Earnings (Loss) per share assuming full dilution.

21.0    List of Subsidiaries.

23.0    Consent of Independent Auditors (included in Part IV).

24.0    Power of Attorney.

27.0    Financial Data Schedule.




                                                           Exhibit 2.2

                       AGREEMENT AND PLAN OF MERGER


                              BY AND AMONG


                   NATIONAL SEMICONDUCTOR CORPORATION,


                         NOVA ACQUISITION CORP.


                                   AND


                            CYRIX CORPORATION


                        DATED AS OF JULY 28, 1997



TABLE OF CONTENTS


                               ARTICLE I
                               THE MERGER

Section 1.1   The Merger......................................2
Section 1.2   Effective Date of the Merger....................2
Section 1.3   Effects of the Merger...........................2



                               ARTICLE II
                       THE SURVIVING CORPORATION

Section 2.1   Certificate of Incorporation....................2
Section 2.2   By-laws.........................................3
Section 2.3   Board of Directors; Officers....................3


                               ARTICLE III
                        CONVERSION OF SECURITIES

Section 3.1   Exchange Ratio..................................3
Section 3.2   Parent to Make Certificates Available...........5
Section 3.3   Dividends; Transfer Taxes.......................5
Section 3.4   No Fractional Shares............................5
Section 3.5   Company Shareholders' Meeting...................6
Section 3.6   Closing of the Company's Transfer Books.........6
Section 3.7   Assistance in Consummation of the Merger........6
Section 3.8   Closing.........................................6


                               ARTICLE IV
            REPRESENTATIONS AND WARRANTIES OF PARENT AND SUB

Section 4.1  Organization and Qualification...................7
Section 4.2  Capitalization...................................7
Section 4.3  Subsidiaries.....................................8
Section 4.4  Authority Relative to This Merger Agreement......8
Section 4.5  Reports and Financial Statements.......... ......9
Section 4.6  Absence of Certain Changes or Events............10
Section 4.7  Litigation......................................10
Section 4.8  Information in Disclosure Documents,
               Registration Statements, Etc .................11
Section 4.9  Parent Action...................................11
Section 4.10 Compliance With Applicable Laws.................11
Section 4.11 Tax and Accounting Matters......................12
Section 4.12 Intel License...................................12


                               ARTICLE V
             REPRESENTATIONS AND WARRANTIES OF THE COMPANY

Section 5.1  Organization and Qualification..................12
Section 5.2  Capitalization..................................13
Section 5.3  Subsidiaries....................................13
Section 5.4  Authority Relative to This Merger
               Agreement.....................................14
Section 5.5  Reports and Financial Statements................15
Section 5.6  Absence of Certain Changes or Events............16
Section 5.7  Litigation......................................16
Section 5.8  Information in Disclosure Documents.............17
Section 5.9  Labor Matters...................................17
Section 5.10 Employee Benefit Plans; ERISA...................17
Section 5.11 Takeover Provisions Inapplicable................19
Section 5.12 Company Action..................................20
Section 5.13 Fairness Opinion................................20
Section 5.14 Financial Advisor...............................20
Section 5.15 Compliance With Applicable Laws.................21
Section 5.16 Liabilities.....................................21
Section 5.17 Taxes...........................................21
Section 5.18 Certain Agreements..............................22
Section 5.19 Inventory.......................................23
Section 5.20 Patents, Trademarks, Etc........................23
Section 5.21 Product Liability...............................25
Section 5.22 Environment.....................................25
Section 5.23 Tax and Accounting Matters......................26
Section 5.24 Authorized Stock................................26


                            ARTICLE VI
                CONDUCT OF BUSINESS PENDING THE MERGER

Section 6.1  Conduct of Business by the Company
               Pending the Merger............................26
Section 6.2  Conduct of Business by Parent and Sub
               Pending the Merger............................29
Section 6.3  Notice of Breach................................29



                             ARTICLE VII
                        ADDITIONAL AGREEMENTS

Section 7.1  Access and Information..........................30
Section 7.2  Registration Statement/Proxy Statement..........30
Section 7.3  Affiliates; Publication of Combined
               Financial Results.............................31
Section 7.4  Stock Exchange Listing..........................32
Section 7.5  Employment Arrangements.........................32
Section 7.6  Indemnification.................................33
Section 7.7  HSR Act.........................................33
Section 7.8  Additional Agreements...........................34
Section 7.9  No Solicitation.................................34
Section 7.10 Employee Agreements.............................37
Section 7.11 Company Stock Plans.............................37
Section 7.12 Independent Auditors............................37


    .........................ARTICLE VIII
                         CONDITIONS PRECEDENT

Section 8.1  Conditions to Each Party's Obligation to
               Effect the Merger.............................38
Section 8.2  Conditions to Obligation of the Company
               to Effect.the Merger..........................39
Section 8.3  Conditions to Obligations of Parent
              and Sub to Effect the Merger...................39


                             ARTICLE IX
                  TERMINATION, AMENDMENT AND WAIVER

Section 9.1  Termination.....................................40
Section 9.2  Effect of Termination; Fees.....................41
Section 9.3  Amendment.......................................42
Section 9.4  Waiver..........................................43



                             ARTICLE X
                         GENERAL PROVISIONS

Section 10.1 Non-Survival of Representations,
               Warranties and Agreements.....................43
Section 10.2 Notices.........................................43
Section 10.3 Expenses........................................44
Section 10.4 Publicity.......................................44
Section 10.5 Specific Performance............................44
Section 10.6 Interpretation..................................45
Section 10.7 Miscellaneous...................................45

                    AGREEMENT AND PLAN OF MERGER

        THIS AGREEMENT AND PLAN OF MERGER (this "Merger Agree-ment"), dated as of July 28, 1997, by and among National Semicon-ductor Corporation, a Delaware corporation ("Parent"), Nova Ac-quisition Corp., a Delaware corporation and a wholly owned sub-sidiary of Parent ("Sub"), and Cyrix Corporation, a Delaware corporation (the "Company"):


W I T N E S S E T H:

        WHEREAS, the Board of Directors of Parent has determined that a combination with the Company is in the long-term strategic best interests of its stockholders;

        WHEREAS, the Board of Directors of the Company has de-termined that the Merger Agreement is consistent with and in furtherance of the long-term business strategy of the Company, and the Company desires to combine its business of designing, developing and marketing microprocessors for the personal com-puter industry with the semiconductor operations of Parent and for the Company's stockholders to have a continuing equity in-terest in the combined businesses;

        WHEREAS, the Boards of Directors of Parent, Sub and the Company have approved the merger of Sub into the Company (the
"Merger"), upon the terms and subject to the conditions set forth herein;

        WHEREAS, concurrently with the execution and delivery of this Merger Agreement, as a condition and inducement to Parent's willingness to enter into this Merger Agreement, Parent and the Company have entered into a Stock Option Agreement dated as of the date hereof in the form of Exhibit A (the "Stock Option Agreement"), pursuant to which the Company has granted to Parent an option (the "Option") to purchase shares of Company Common Stock (as defined below);

        WHEREAS, immediately prior to the execution and delivery of this Merger Agreement, as a condition and inducement to Parent's willingness to enter into this Merger Agreement, certain stockholders of the Company have executed and delivered to Parent a Support Agreement dated as of the date hereof in the form of Exhibit B (the "Support Agreement"), pursuant to which such stockholders have agreed to vote in favor of the Merger;

        WHEREAS, for federal income tax purposes, it is intended that the Merger shall qualify as a "reorganization" within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"); and
        WHEREAS, for accounting purposes, it is intended that the Merger shall be accounted for as a "pooling of interests";

        NOW, THEREFORE, in consideration of the foregoing pre-mises and the representations, warranties and agreements con-tained herein, the parties hereto agree as follows:


                          ARTICLE I

                          THE MERGER

        Section 1.1 The Merger. Upon the terms and subject to the conditions hereof, on the Effective Date (as defined below in Section 1.2), Sub shall be merged into the Company and the sepa-rate existence of Sub shall thereupon cease, and the name of the Company, as the surviving corporation in the Merger (the "Surviv-ing Corporation"), shall by virtue of the Merger remain "Cyrix Corporation."

        Section 1.2 Effective Date of the Merger. The Merger shall become effective when a properly executed Certificate of Merger is duly filed with the Secretary of State of the State of Delaware, or at such later date and time as may be specified therein, which filing shall be made as soon as practicable after the closing of the transactions contemplated by this Merger Agreement in accordance with Section 3.8. When used in this Merger Agreement, the term "Effective Date" shall mean the date and time at which such filing shall have been made or such later date and time as may be specified in such filing.

        Section 1.3 Effects of the Merger. The Merger shall have the effects set forth in the applicable provisions of the Delaware General Corporation Law (the "DGCL"). Without limiting the generality of the foregoing, and subject thereto, at the Effective Date, except as otherwise provided herein, all of the property, rights, privileges, powers and franchises of Sub and the Company shall vest in the Surviving Corporation, and all debts, liabilities and duties of Sub and the Company shall become the debts, liabilities and duties of the Surviving Corporation.


                          ARTICLE II

                  THE SURVIVING CORPORATION

        Section 2.1 Certificate of Incorporation. The Cer-tificate of Incorporation of Sub as in effect immediately prior to the Effective Date shall be the Certificate of Incor-poration of the Surviving Corporation after the Effective Date except that Article I thereof shall be amended to read "The name of the corporation is Cyrix Corporation," and subject to
Section 7.6(c), thereafter may be amended in accordance with its terms and as provided by law and this Merger Agreement.


        Section 2.1  By-laws.  The By-laws of Sub as in ef-
fect on the Effective Date shall be the By-laws of the Surviv-ing Corporation.

        Section 2.3 Board of Directors; Officers. The di-rectors of Sub immediately prior to the Effective Date shall be the directors of the Surviving Corporation and the officers of the Company immediately prior to the Effective Date shall be the officers of the Surviving Corporation, in each case until their respective successors are duly elected and quali-fied.


                             ARTICLE III

                       CONVERSION OF SECURITIES

        Section 3.1  Exchange Ratio.  As of the Effective
Date, by virtue of the Merger and without any action on the part of any holder of any capital stock of the Company:

        Section 3.1(a) All shares of capital stock of the Company which are held by the Company or any subsidiary of the Company as treasury stock, and any shares of capital stock of the Company owned by Parent, Sub or any other subsidiary of Parent, shall be cancelled.

        Section 3.1(b) Subject to Section 3.4, each remain-ing outstanding share of common stock, $.004 par value, of the Company ("Company Common Stock") issued and outstanding imme-diately prior to the Effective Date shall be converted into
0.825 (the "Exchange Ratio") fully paid and nonassessable shares of the common stock, $.50 par value, of Parent ("Parent Common Stock"). One preferred share purchase right issuable pursuant to the Rights Agreement dated as of August 8, 1988 between Parent and The First National Bank of Boston, as amended, or any other purchase right issued in substitution thereof (the "Parent Rights"), shall be issued together with and shall attach to each share of Parent Common Stock issued pursuant to this Section 3.1(b), unless the Parent Rights have been redeemed prior to the Effective Date.

        Section 3.1(c) In the event of any stock dividend, stock split, reclassification, recapitalization, combination or exchange of shares with respect to, or rights issued in respect of, Parent Common Stock prior to the Effective Date, the Exchange Ratio shall be adjusted accordingly.

        Section 3.1(d) Each issued and outstanding share of capital stock of Sub shall be converted into and become one fully paid and nonassessable share of common stock, $.01 par value, of the Surviving Corporation.

        Section 3.1(e) Each option to purchase Company Com-mon Stock ("Company Stock Options") granted under the Company Plans (as defined herein) which is outstanding and unexercised immediately prior to the Effective Date shall cease to repre-sent a right to acquire shares of Company Common Stock and shall be converted into an option to purchase shares of Parent Common Stock in an amount and at an exercise price determined as follows: (i) the number of shares of Parent Common Stock to be subject to the new option shall be equal to the product of the number of shares of Company Common Stock subject to the original option multiplied by the Exchange Ratio and rounded to the nearest whole share; and (ii) the exercise price per share of Parent Common Stock under the new option shall be equal to the quotient of the exercise price per share of Com-pany Common Stock under the original option divided by the Ex-change Ratio and rounded to the nearest whole cent. The terms and conditions of the new option, including vesting provi-sions, shall be the same as the original option except that all references to the Company shall be deemed to be references to Parent. The adjustment provided herein with respect to any Company Stock Options which are "incentive stock options" (as defined in Section 422 of the Code) shall be and is intended to be effected in a manner which is consistent with Section 424(a) of the Code. Prior to the Effective Date, Parent and the Company shall take all action necessary to permit the adjustments set forth in this Section 3.1(e). Parent shall reserve for issuance a sufficient number of shares of Parent Common Stock for delivery with respect to the converted Compa-ny Stock Options. As soon as practicable after the Effective Date, Parent shall file a registration statement on Form S-8 (or any successor or other appropriate form) with respect to the shares of Parent Common Stock subject to such options.

        Section 3.1(f) The Company's 5-1/2% Convertible Sub-ordinated Notes due June 1, 2001 (the "Company Notes") out-standing immediately prior to the Effective Date shall be assumed by Parent and remain outstanding thereafter as an obligation of Parent and the Surviving Corporation as co-obligors, and, from and after the Effective Date, the holders of the Company Notes shall have the right to convert such Company Notes into the number of shares of Parent Common Stock receivable in the Merger by a holder of the number of shares of Company Common Stock into which such Company Notes could have been converted immediately prior to the Merger. Parent shall enter into a supplemental indenture with respect to such obligations in accordance with the terms of the indenture pursuant to which the Company Notes were issued.

        Section 3.2 Parent to Make Certificates Available. Prior to the Effective Date, Parent shall select Boston Equis-erve or such other person or persons reasonably satisfactory to the Company to act as exchange agent for the Merger (the "Exchange Agent"). As soon as practicable after the Effective Date, Parent shall make available, and each holder of Company Common Stock to be converted pursuant to Section 3.1 (each, a "Company Holder") will be entitled to receive, upon surrender to the Exchange Agent of one or more certificates representing such stock ("Certificates") for cancellation, certificates representing the number of shares of Parent Common Stock into which such shares are converted in the Merger and cash in con-sideration of fractional shares as provided in Section 3.4. Such shares of Parent Common Stock issued in the Merger shall each be deemed to have been issued at the Effective Date.

        Section 3.3 Dividends; Transfer Taxes. No dividends or other distributions that are declared or made on Parent Common Stock will be paid to persons entitled to receive cer-tificates representing Parent Common Stock pursuant to this Merger Agreement until such persons surrender their Certifi-cates representing Company Common Stock. Upon such surrender, there shall be paid to the person in whose name the certifi-cates representing such Parent Common Stock shall be issued any dividends or other distributions which shall have become payable with respect to such Parent Common Stock in respect of a record date after the Effective Date. In no event shall the person entitled to receive such dividends be entitled to re-ceive interest on such dividends. In the event that any cer-tificates for any shares of Parent Common Stock are to be issued in a name other than that in which the Certificates representing shares of Company Common Stock surrendered in exchange therefor are registered, it shall be a condition of such exchange that the person requesting such exchange shall pay to the Exchange Agent any transfer or other taxes required by reason of the issuance of certificates for such shares of Parent Common Stock in a name other than that of the regis-tered holder of the Certificate surrendered, or shall estab-lish to the satisfaction of the Exchange Agent that such tax has been paid or is not applicable. Notwithstanding the fore-going, neither the Exchange Agent nor any party hereto shall be liable to a Company Holder for any shares of Parent Common Stock or dividends thereon delivered to a public official pursuant to any applicable escheat laws.

        Section 3.4  No Fractional Shares.  No certificates
or scrip representing less than one full share of Parent Com-mon Stock shall be issued upon the surrender for exchange of Certificates representing Company Common Stock pursuant to
Section 3.1(b). In lieu of any such fractional share, each Company Holder who would otherwise have been entitled to a fraction of a share of Parent Common Stock upon surrender of Certificates for exchange pursuant to Section 3.1(b) shall be paid upon such surrender cash (without interest) in an amount equal to the product of the closing price of Parent Common Stock on the New York Stock Exchange ("NYSE") Composite Tape on the Effective Date multiplied by the fractional interest such Company Holder would otherwise be entitled to receive. For purposes of paying such cash in lieu of fractional shares, all Certificates surrendered for exchange on the same letter of transmittal shall be aggregated, with the holder thereof receiving the aggregate whole number of shares of Parent Com-mon Stock, and no Company Holder shall receive cash in lieu of fractional shares in an amount equal to or greater than the value of one full share of Parent Common Stock with respect to such surrendered Certificates.

        Section 3.5 Company Shareholders' Meeting. Unless this Merger Agreement has been terminated pursuant to Section 9.1, the Company shall take all action necessary, in accor-dance with applicable law and its Restated Certificate of Incorporation and By-laws, to convene a special meeting of the holders of capital stock of the Company entitled to vote thereat (the "Company Meeting") as promptly as practicable for the purpose of considering and taking action upon this Merger Agreement. Subject to Section 7.9(c), the Board of Directors of the Company will recommend that holders of any capital stock of the Company entitled to vote thereon vote in favor of and approve the Merger and the adoption of this Merger Agree-ment at the Company Meeting. At the Company Meeting, all of the shares of Company Common Stock then owned by Parent, Sub, or any other subsidiary of Parent, or with respect to which Parent, Sub, or any other subsidiary of Parent holds the power to direct the voting, will be voted in favor of approval of the Merger and adoption of this Merger Agreement.

        Section 3.6 Closing of the Company's Transfer Books. At the close of business on the Effective Date, the stock transfer books of the Company shall be closed and no transfer of any shares of capital stock of the Company shall be made thereafter. In the event that, after the Effective Date, Cer-tificates are presented to the Surviving Corporation, they shall be cancelled and exchanged for Parent Common Stock and/or cash as provided in Sections 3.1(b) and 3.4.

        Section 3.7 Assistance in Consummation of the Merg-er. Each of Parent, Sub and the Company shall provide all reasonable assistance to, and shall cooperate with, each other to bring about the consummation of the Merger as soon as pos-sible in accordance with the terms and conditions of this Merger Agreement. Parent shall cause Sub to perform all of its obligations in connection with this Merger Agreement.

        Section 3.8 Closing. The closing of the transac-tions contemplated by this Merger Agreement shall take place
(i) at the offices of Wachtell, Lipton, Rosen & Katz, 51 West 52nd Street, New York, New York 10019, at 10:00 A.M. local time as soon as practicable (but in any event within three business days) after the day on which the last of the condi-tions set forth in Article VIII is fulfilled or waived or (ii) at such other time and place as Parent and the Company shall agree in writing.


                          ARTICLE IV

       REPRESENTATIONS AND WARRANTIES OF PARENT AND SUB

Parent and Sub represent and warrant to the Company as follows:

        Section 4.1 Organization and Qualification. Each of Parent and Sub is a corporation duly organized, validly exist-ing and in good standing under the laws of the State of Dela-ware and has the corporate power to carry on its business as it is now being conducted or currently proposed to be conduct-ed. Parent is duly qualified as a foreign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned or held under lease or the nature of its activities make such qualification neces-sary, except where the failure to be so qualified will not, individually or in the aggregate, have a Parent Material Ad-verse Effect. As used in this Merger Agreement, "Parent Mate-rial Adverse Effect" shall mean a material adverse effect on the business, assets, liabilities, financial condition or results of operations of Parent and its subsidiaries taken as a whole, but excluding any such effect resulting directly and primarily from (i) general economic or financial market condi-tions or (ii) the announcement or consummation of the Merger.

        Section 4.2 Capitalization. (a) Parent. The au-thorized capital stock of Parent consists of 300,000,000 shares of Parent Common Stock and 1,000,000 shares of pre-ferred stock, $.50 par value. As of June 22, 1997, 145,674,568 shares of Parent Common Stock were validly issued and outstanding, fully paid and nonassessable and no shares of Parent Common Stock were held in treasury. As of May 25, 1997, Parent had reserved (x) 6,048,387 shares of Parent Com-mon Stock for future issuance upon conversion of Parent's 6.50% Convertible Subordinated Notes and (y) 48,105,495 shares of Parent Common Stock for issuance under Parent's stock op-tion, benefit and stock purchase plans, of which options rep-resenting the right to purchase an aggregate of 15,327,741 shares of Parent Common Stock were outstanding and 20,931,318 shares were issued (pursuant to option plans). As of June 22, 1997, there were no bonds, debentures, notes or other indebt-edness having the right to vote on any matters on which the Parent's shareholders may vote issued or outstanding. As of May 25, 1997, except for the aforementioned and the Parent Rights, there are no options, warrants, calls or other rights, agreements or commitments presently outstanding obligating Parent to issue, deliver or sell shares of its capital stock or debt securities, or obligating Parent to grant, extend or enter into any such option, warrant, call or other such right, agreement or commitment. All of the shares of Parent Common Stock issuable in accordance with this Merger Agreement in exchange for Company Common Stock at the Effective Date in accordance with this Merger Agreement will be, when so issued, duly authorized, validly issued, fully paid and nonassessable.

        (b) Sub. The authorized capital stock of Sub con-sists of 100 shares of common stock, par value $0.01 per share, all of which are validly issued and outstanding, fully paid and nonassessable and are owned by Parent free and clear of all liens, claims and encumbrances.

        Section 4.3 Subsidiaries. The only "Significant Sub-sidiaries" (as such term is defined in Rule 1-02 of Regulation S-X of the Securities and Exchange Commission (the "Commis-sion")) ("Significant Subsidiaries") of Parent are those named in the Parent SEC Reports (as defined herein) filed prior to the date of this Merger Agreement. Each Significant Subsid-iary is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorpora-tion and has the corporate power to carry on its business as it is now being conducted or currently proposed to be conduct-
ed.   Each Significant Subsidiary is duly qualified as a for-
eign corporation to do business, and is in good standing, in each jurisdiction where the character of its properties owned or held under lease or the nature of its activities makes such qualification necessary except where the failure to be so qualified will not have a Parent Material Adverse Effect. All the outstanding shares of capital stock of each Significant Subsidiary are validly issued, fully paid and nonassessable and are owned by Parent or by a Significant Subsidiary of Parent free and clear of any liens, claims or encumbrances. There are no existing options, warrants, calls or other rights, agreements or commitments of any character relating to the issued or unissued capital stock or other securities of any Significant Subsidiaries of Parent.

        Section 4.4 Authority Relative to This Merger Agree-ment. Parent and Sub have the corporate power to enter into this Merger Agreement and to carry out their respective obli-gations hereunder. The execution and delivery of this Merger Agreement and the consummation of the transactions contemplat-ed hereby have been duly authorized by the Board of Directors of Parent and Sub. This Merger Agreement constitutes a valid and binding obligation of Parent and Sub enforceable against such parties in accordance with its terms. No other corporate proceedings on the part of Parent or Sub are necessary to authorize this Merger Agreement and the transactions contem-plated hereby. Parent and Sub are not subject to or obligated under (i) any charter or by-law provision or (ii) any con-tract, license, indenture or other loan document, franchise, permit, order, decree, concession, lease, instrument, judg-ment, statute, law, ordinance, rule or regulation applicable to Parent or Sub or any of their respective subsidiaries or their respective properties or assets, which would be breached or violated, or under which there would be a default (with or without notice or lapse of time, or both), or under which there would arise a right of termination, cancellation or acceleration of any obligation or the loss of a material ben-efit, by its executing and carrying out this Merger Agreement other than, in the case of clause (ii) only, (A) any breaches, violations, defaults, terminations, cancellations, accelera-tions or losses which, either individually or in the aggre-gate, will not have a Parent Material Adverse Effect or pre-vent the consummation of the transactions contemplated hereby and (B) the laws and regulations referred to in the next sen-tence. Except as referred to herein or in connection, or in compliance, with the provisions of the Hart-Scott-Rodino Anti-trust Improvements Act of 1976, as amended (the "HSR Act"), the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and other governmental approvals required under the applicable laws of any foreign jurisdiction ("Foreign Laws") and the environmental, corporation, securities or blue sky laws or regulations of the various states, no filing or regis-tration with, or authorization, consent or approval of, any public body or authority is necessary for the consummation by Parent and Sub of the Merger or the other transactions contem-plated by this Merger Agreement, other than filings, registra-tions, authorizations, consents or approvals the failure of which to make or obtain would not have a Parent Material Ad-verse Effect or prevent the consummation of the transactions contemplated hereby.

        Section 4.5 Reports and Financial Statements. Par-ent has previously furnished the Company with true and com-plete copies of (i) its Annual Report on Form 10-K for the fiscal year ended May 26, 1996, as filed with the Commission,
(ii) its Quarterly Reports on Form 10-Q for the quarters ended August 25, 1996, November 24, 1996 and February 23, 1997, as filed with the Commission, (iii) its proxy statements related to all meetings of its stockholders (whether annual or spe-cial) since December 31, 1995, and (iv) all other reports or registration statements filed by Parent with the Commission since December 31, 1995, except registration statements on Form S-8 relating to employee benefit plans, which are all the documents (other than preliminary material) that Parent was required to file with the Commission since that date (clauses
(i) through (iv) being referred to herein collectively as the "Parent SEC Reports"). As of their respective dates, the Parent SEC Reports complied in all material respects with the requirements of the Securities Act or the Exchange Act, as the case may be, and the rules and regulations of the Commission thereunder applicable to such Parent SEC Reports. As of their respective dates, the Parent SEC Reports did not contain any untrue statement of a material fact or omit to state a materi-al fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated financial statements and unaudited interim financial state-ments of Parent included in the Parent SEC Reports comply as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the Commission with respect thereto, and the financial state-ments included in the Parent SEC Reports have been prepared in accordance with United States generally accepted accounting principles ("GAAP") applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fairly present the financial position of Parent and its subsidiaries as at the dates thereof and the results of their operations and changes in financial position for the periods then ended, subject, in the case of the unaudited interim financial state-ments, to normal year-end audit adjustments and any other adjustments described therein. The financial information set forth in the earnings release promulgated by Parent on June 5, 1997, will not be materially different from the corresponding financial information contained in the audited consolidated financial statements of Parent included in its Annual Report on Form 10-K for the fiscal year ended May 25, 1997, as filed with the Commission.

        Section 4.6 Absence of Certain Changes or Events. Except as disclosed in the Parent SEC Reports filed prior to the date hereof, since December 31, 1996, there has not been
(i) any transaction, commitment, dispute or other event or condition (financial or otherwise) of any character (whether or not in the ordinary course of business), individually or in the aggregate, having a Parent Material Adverse Effect; or
(ii) any damage, destruction or loss, whether or not covered by insurance, which, insofar as reasonably can be foreseen, in the future would be likely to have a Parent Material Adverse Effect.

        Section 4.7 Litigation. Except as disclosed in the Parent SEC Reports filed prior to the date hereof, there is no suit, action or proceeding pending or, to the knowledge of Parent, threatened against or affecting Parent or any of its subsidiaries which, alone or in the aggregate, is likely to have a Parent Material Adverse Effect, nor is there any judg-ment, decree, injunction, rule or order of any court, govern-mental department, commission, agency, instrumentality or arbitrator outstanding against Parent or any of its subsidiar-ies having, or which in the future is likely to have, either alone or in the aggregate, any Parent Material Adverse Effect.

        Section 4.8 Information in Disclosure Documents, Registration Statements, Etc. None of the information sup-plied or to be supplied by Parent or Sub for inclusion or incorporation by reference in (i) the Registration Statement to be filed with the Commission by Parent on Form S-4 under the Securities Act for the purpose of registering the shares of Parent Common Stock to be issued in the Merger (the "Regis-tration Statement") and (ii) the proxy statement of the Compa-ny (the "Proxy Statement") required to be mailed to the share-holders of the Company in connection with the Merger will, in the case of the Proxy Statement or any amendments or supple-ments thereto, at the time of the mailing of the Proxy State-ment and any amendments or supplements thereto, and at the time of the Company Meeting to be held in connection with the Merger, or, in the case of the Registration Statement, at the time it becomes effective and at the Effective Date, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circum-stances under which they are made, not misleading. The Regis-tration Statement will comply as to form in all material respects with the provisions of the Securities Act, and the rules and regulations promulgated thereunder.

        Section 4.9  Parent Action.  The Board of Directors
of Parent (at a meeting duly called and held) has by the req-uisite vote of directors (a) approved the Merger in accordance with the DGCL, (b) taken any necessary steps to render Section 203 of the DGCL and the Parent Rights inapplicable to the Merger and the transactions contemplated by this Merger Agree-ment, and (c) adopted any necessary resolution having the ef-fect of causing Parent not to be subject, to the extent per-mitted by applicable law, to any state takeover law that may purport to be applicable to the Merger and the transactions contemplated by this Merger Agreement.

        Section 4.10 Compliance With Applicable Laws. Par-ent and its subsidiaries hold all permits, licenses, varianc-es, exemptions, orders and approvals of all courts, adminis-trative agencies or commissions or other governmental authori-ties or instrumentalities, domestic or foreign (each, a "Gov-ernmental Entity"), except for such permits, licenses, vari-ances, exemptions, orders and approvals the failure of which, individually or in the aggregate, to hold would not have a Parent Material Adverse Effect (the "Parent Permits"). Parent and its subsidiaries are in compliance with the terms of the Parent Permits, except for such failures to comply which, singly or in the aggregate, would not have a Parent Material Adverse Effect. Except as disclosed in the Parent SEC Reports filed prior to the date of this Merger Agreement, the busi-nesses of Parent and its subsidiaries are not being conducted in violation of any law, ordinance or regulation of any Gov-ernmental Entity, except for possible violations which, indi-vidually or in the aggregate, do not and would not have a Parent Material Adverse Effect. Except as disclosed in the Parent SEC Reports, no investigation or review by any Govern-mental Entity with respect to Parent or any of its subsidiar-ies is pending or threatened, nor has any Governmental Entity indicated an intention to conduct the same, other than those the outcome of which would not have a Parent Material Adverse Effect.

        Section 4.11 Tax and Accounting Matters. Neither Parent nor, to its best knowledge, any of its affiliates, has through the date hereof, taken or agreed to take any action, nor are they aware of any circumstances relating to Parent or its affiliates which currently exist, that would (i) prevent Parent from accounting for the business combination to be ef-fected by the Merger as a "pooling of interests" or (ii) pre-vent the Merger from constituting a reorganization within the meaning of Section 368(a) of the Code.

        Section 4.12 Intel License. To the knowledge of Parent, as of the date of this Merger Agreement, the License Agreement dated June 1, 1976 between Intel Corporation ("In-tel") and Parent, as amended on January 1, 1983, constitutes a valid and binding agreement, remains in full force and effect and does not conflict in any material respect with, or violate in any material respect, the terms of this Merger Agreement or the transactions contemplated hereby.



                           ARTICLE V

           REPRESENTATIONS AND WARRANTIES OF THE COMPANY

        The Company represents and warrants to Parent, except as set forth in a disclosure schedule delivered by the Company concurrently herewith (the "Company Disclosure Schedule"), as follows:

        Section 5.1 Organization and Qualification. The Company is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power to carry on its business as it is now being conducted or currently proposed to be conducted. The Company is duly qualified as a foreign corporation to do busi-ness, and is in good standing, in each jurisdiction where the character of its properties owned or held under lease or the nature of its activities makes such qualification necessary, except where the failure to be so qualified will not, individ-ually or in the aggregate, have a Company Material Adverse Ef-fect. As used in this Merger Agreement, "Company Material Ad-verse Effect" shall mean a material adverse effect on the business, assets, liabilities, financial condition, or results of operations of the Company and its subsidiaries, taken as a whole, but excluding any such effect resulting directly and primarily from (i) general economic or financial market condi-tions, (ii) the announcement or consummation of the Merger, including any effect therefrom on the Company's silicon wafer manufacturing agreements, or (iii) adverse developments in the pending litigation between the Company and Intel or between the Company and Creative Labs, Inc. or new litigation between the Company and Intel or between the Company and Creative Labs, Inc. Complete and correct copies as of the date hereof of the Restated Certificate of Incorporation and Bylaws of the Company and each of its Significant Subsidiaries have, to the extent requested, been delivered to Parent as part of the Com-pany Disclosure Schedule.

        Section 5.2 Capitalization. The authorized capital stock of the Company consists of 60,000,000 shares of Company Common Stock, and 20,000,000 shares of preferred stock, par value $.004 per share ("Company Preferred Stock"). As of June 29, 1997, 19,681,940 shares of Company Common Stock were val-idly issued and outstanding, fully paid and nonassessable, no shares of Company Preferred Stock were outstanding, and 545,938 shares of Company Common Stock were held in treasury. There have been no material changes in such numbers of shares through the date hereof. As of the date hereof, there are no bonds, debentures, notes or other indebtedness having the right to vote on any matters on which the Company's sharehold-ers may vote issued or outstanding. As of June 29, 1997, except for (i) employee and director stock options to acquire 3,483,104 shares of Company Common Stock pursuant to the Cyrix Corporation 1988 Incentive Stock Plan, the Cyrix Corporation Employee Stock Purchase Plan, and the Cyrix Corporation Non-Employee Directors Stock Plan and (ii) 3,182,386 shares of Company Common Stock issuable upon conversion of the Company's 5-1/2% Convertible Subordinated Notes due June 1, 2001 (issued pursuant to an Indenture dated May 28, 1996), there are no op-tions, warrants, calls or other rights, agreements or commit-ments presently outstanding obligating the Company to issue, deliver or sell shares of its capital stock or debt securi-ties, or obligating the Company to grant, extend or enter into any such option, warrant, call or other such right, agreement or commitment, and there have been no material changes in such numbers through the date hereof. No options will accelerate as a result of the execution of this Merger Agreement or con-summation of the transactions contemplated hereby.

        Section 5.3 Subsidiaries. The only direct or indi-rect subsidiaries of the Company are those set forth in Sched-ule 5.3 of the Company Disclosure Schedule. Each such subsid-iary is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorpora-tion and has the corporate power to carry on its business as it is now being conducted or currently proposed to be conduct-ed. Each such subsidiary is duly qualified as a foreign cor-poration to do business, and is in good standing, in each jurisdiction where the character of its properties owned or held under lease or the nature of its activities makes such qualification necessary except where the failure to be so qualified will not have a Company Material Adverse Effect.
All the outstanding shares of capital stock of each such sub-sidiary are validly issued, fully paid and nonassessable and are owned by the Company or by a subsidiary of the Company free and clear of any liens, claims or encumbrances. There are no existing options, warrants, calls or other rights, agreements or commitments of any character relating to the issued or unissued capital stock or other securities of any of the subsidiaries of the Company. Except as set forth in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 1996, the Company does not directly or indirectly own any securities of or any other interest in any other corporation, partnership, joint venture or other busi-ness association or entity.

        Section 5.4 Authority Relative to This Merger Agree-ment. The Company has the corporate power to enter into this Merger Agreement, subject to the requisite approval of this Merger Agreement by the holders of a majority of the Company Common Stock, and to enter into the Stock Option Agreement and to carry out its obligations hereunder and thereunder. The execution and delivery of this Merger Agreement and the Stock Option Agreement and the consummation of the transactions con-templated hereby and thereby have been duly authorized by the Board of Directors of the Company. Each of this Merger Agree-ment and the Stock Option Agreement constitutes a valid and binding obligation of the Company enforceable against the Com-pany in accordance with its terms. Except for the requisite approval by the holders of Company Common Stock, no other cor-porate proceedings on the part of the Company are necessary to authorize this Merger Agreement and the transactions contem-plated hereby. No other corporate proceedings are necessary to authorize the Stock Option Agreement and the transactions contemplated thereby. The Company is not subject to or obli-gated under (i) any charter or by-law provision or (ii) except as set forth in Schedule 5.4 of the Company Disclosure Sched-ule, any indenture or other loan document, contract, license, franchise, permit, order, decree, concession, lease, instru-ment, judgment, statute, law, ordinance, rule or regulation applicable to the Company or any of its subsidiaries or their respective properties or assets which would be breached or violated, or under which there would be a default (with or without notice or lapse of time, or both), or under which there would arise a right of termination, cancellation or acceleration of any obligation or the loss of a material bene-fit, by its executing and carrying out this Merger Agreement or the Stock Option Agreement, other than, in the case of clause (ii) only, (A) any breaches, violations, defaults, terminations, cancellations, accelerations or losses which, either individually or in the aggregate, will not have a Com-pany Material Adverse Effect or prevent the consummation of the transactions contemplated hereby or thereby and (B) the laws and regulations referred to in the next sentence. Except as referred to herein or, with respect to the Merger or the transactions contemplated thereby, in connection, or in com-pliance, with the provisions of the HSR Act, the Securities Act, the Exchange Act, the Foreign Laws and the environmental, corporation, securities or blue sky laws or regulations of the various states, no filing or registration with, or authori-zation, consent or approval of, any public body or authority is necessary for the consummation by the Company of the Merger or the other transactions contemplated by this Merger Agree-ment or by the Stock Option Agreement, other than filings, registrations, authorizations, consents or approvals the fail-ure of which to make or obtain would not have a Company Mate-rial Adverse Effect or prevent the consummation of the trans-actions contemplated hereby or thereby.

        Section 5.5 Reports and Financial Statements. The Company has previously furnished Parent with true and complete copies of (i) its Annual Report on Form 10-K for the year ended December 29, 1996, as filed with the Commission, (ii) its Quarterly Report on Form 10-Q for the quarter ended March 30, 1997, as filed with the Commission, (iii) its proxy state-ments related to all meetings of its stockholders (whether annual or special) since December 31, 1995, and (iv) all other reports or registration statements filed by the Company with the Commission since December 31, 1995, except registration statements on Form S-8 relating to employee benefit plans, which are all the documents (other than preliminary material) that the Company was required to file with the Commission since that date (the documents listed in clauses (i) through (iv) being referred to herein collectively as the "Company SEC Reports"). As of their respective dates, the Company SEC Reports complied in all material respects with the require-ments of the Securities Act or the Exchange Act, as the case may be, and the rules and regulations of the Commission there-under applicable to such Company SEC Reports. As of their respective dates, the Company SEC Reports did not contain any untrue statement of a material fact or omit to state a materi-al fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The audited consolidated fi-nancial statements and unaudited interim financial statements of the Company included in the Company SEC Reports comply as to form in all material respects with applicable accounting requirements and with the published rules and regulations of the Commission with respect thereto, and the financial state-ments included in the Company SEC Reports have been prepared in accordance with GAAP applied on a consistent basis (except as may be indicated therein or in the notes thereto) and fair-ly present the financial position of the Company and its sub-sidiaries as at the dates thereof and the results of their operations and changes in financial position for the periods then ended, subject, in the case of the unaudited interim financial statements, to normal year-end audit adjustments and any other adjustments described therein.

        Section 5.6 Absence of Certain Changes or Events. Except as disclosed in the Company SEC Reports filed prior to the date hereof or in Schedule 5.6 of the Company Disclosure Schedule, since December 31, 1996, there has not been (i) any transaction, commitment, dispute or other event or condition (financial or otherwise) of any character (whether or not in the ordinary course of business), individually or in the ag-gregate, having a Company Material Adverse Effect; (ii) any damage, destruction or loss, whether or not covered by insur-ance, which, insofar as reasonably can be foreseen, in the fu-ture would be likely to have a Company Material Adverse Ef-fect; (iii) any declaration, setting aside or payment of any dividend or other distribution (whether in cash, stock or property) with respect to the capital stock of the Company;
(iv) any material increase in the benefits under, or the es-tablishment or amendment of, any bonus, insurance, severance, deferred compensation, pension, retirement, profit sharing, performance awards (including, without limitation, the grant-ing of stock appreciation rights or restricted stock awards), stock purchase or other employee benefit plan, or any increase in the compensation payable or to become payable to any of the directors or officers of the Company or the employees of the Company or its subsidiaries as a group, except for (A) in-creases in salaries or wages payable or to become payable in the ordinary course of business and consistent with past prac-tice or (B) the granting of stock options in the ordinary course of business to employees of the Company or its subsid-iaries who are not directors or executive officers of the Company; (v) any change by the Company or its subsidiaries in their significant accounting policies; or (vi) any entry into any commitment or transaction material to the Company and its subsidiaries taken as a whole (including, without limitation, any borrowing or sale of assets) except in the ordinary course of business consistent with past practice.

        Section 5.7 Litigation. Except as disclosed in the Company's SEC Reports filed prior to the date hereof or in
Schedule 5.7 of the Company Disclosure Schedule, there is no suit, action or proceeding pending or, to the knowledge of the Company, threatened against or affecting the Company or any of its subsidiaries which, either alone or in the aggregate, is likely to have a Company Material Adverse Effect, nor is there any judgment, decree, injunction, rule or order of any court, governmental department, commission, agency, instrumentality or arbitrator outstanding against the Company or any of its subsidiaries having, or which, in the future is likely to have, either alone or in the aggregate, any Company Material Adverse Effect.

        Section 5.8  Information in Disclosure Documents.
None of the information supplied or to be supplied by the Com-pany or its subsidiaries for inclusion or incorporation by reference in the Proxy Statement or the Registration Statement will, in the case of the Proxy Statement or any amendments or supplements thereto, at the time of the mailing of the Proxy Statement and any amendments or supplements thereto, and at the time of the Company Meeting to be held in connection with the Merger, or, in the case of the Registration Statement, at the time it becomes effective and at the Effective Date, con-tain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the cir-cumstances under which they are made, not misleading. The Proxy Statement will comply as to form in all material re-spects with the provisions of the Exchange Act and the rules and regulations thereunder.

        Section 5.9 Labor Matters. No labor organization or group of employees of the Company or any of its subsidiaries has made a pending demand for recognition or certification, and there are no representation or certification proceedings or petitions seeking a representation proceeding presently pending or threatened to be brought or filed, with the Nation-al Labor Relations Board or any other labor relations tribunal or authority. There are no organizing activities, strikes, work stoppages, slowdowns, lockouts, material arbitrations or material grievances, or other material labor disputes pending or threatened against or involving the Company or any of its subsidiaries which, individually or in the aggregate, have had or would have a Company Material Adverse Effect.

        Section 5.10 Employee Benefit Plans; ERISA. Section 4.10(a) Schedule 5.10 of the Company Disclosure Schedule lists all employee benefit plans, programs, policies, practices, and other arrangements providing benefits to any employee or for-mer employee, or director or former director (or beneficiary or dependent thereof) sponsored or maintained by the Company or any of its subsidiaries to which the Company or any of its subsidiaries contributes or is obligated to contribute ("Com-pany Plans"). Without limiting the generality of the forego-ing, the term "Company Plans" includes all employee welfare benefit plans within the meaning of Section 3(1) of the Em-ployee Retirement Income Security Act of 1974, as amended ("ERISA"), and all employee pension benefit plans within the meaning of Section 3(2) of ERISA.

        Section 5.10(b) With respect to each Company Plan, the Company has delivered to Parent a true, correct and com-plete copy of: (i) each writing constituting a part of such Company Plan, including without limitation all plan documents, benefit schedules, trust agreements, and insurance contracts and other funding vehicles; (ii) the most recent Annual Report (Form 5500 Series) and accompanying schedule, if any; (iii) the current summary plan description, if any; (iv) the most recent annual financial report, if any; (v) the most recent actuarial report, if any; and (vi) the most recent determina-tion letter from the Internal Revenue Service ("IRS"), if any. Except as specifically provided in the foregoing documents delivered to Parent, there are no amendments to any Company Plan that have been adopted or approved nor has the Company or any of its subsidiaries undertaken to make any such amend-ments.

        Section 5.10(c) The IRS has issued a favorable de-termination letter with respect to each Company Plan that is intended to be a "qualified plan" within the meaning of Sec-tion 401(a) of the Code (a "Qualified Company Plan") that has not been revoked, and there are no existing circumstances nor any events that have occurred that could adversely affect the qualified status of any Qualified Company Plan or the related trust. No Company Plan is intended to meet the requirements of Code Section 501(c)(9).

        Section 5.10(d)  All contributions required to be
made to any Company Plan by applicable law or regulation or by any plan document or other contractual undertaking, and all premiums due or payable with respect to insurance policies funding any Company Plan, for any period through the date hereof have been timely made or paid in full or, to the extent not required to be made or paid on or before the date hereof, have been fully reflected on the Company's Annual Report on Form 10-K for the year ended December 29, 1996, as filed with the Commission.

        Section 5.10(e) The Company and each of its subsid-iaries has complied, and is now in compliance, in all material respects with all provisions of ERISA, the Code and all laws and regulations applicable to the Company Plans, other than any noncompliance which does not have, or which in the future would not be likely to have, either alone or in the aggregate, a Company Material Adverse Effect. There is not now, nor do any circumstances exist that could give rise to, any require-ment for the posting of security with respect to a Company Plan or the imposition of any lien on the assets of the Compa-ny or any of its subsidiaries under ERISA or the Code. No prohibited transaction has occurred with respect to any Compa-ny Plan.

        Section 5.10(f)  No Company Plan is subject to Title
IV or Section 302 of ERISA or Section 412 or 4971 of the Code.

        Section 5.10(g) No Company Plan is a "multiemployer plan" within the meaning of Section 4001(a)(3) of ERISA (a "Multiemployer Plan") or a plan that has two or more contrib-uting sponsors at least two of whom are not under common con-trol, within the meaning of Section 4063 of ERISA (a "Multiple Employer Plan"), nor has the Company or any Company ERISA Affiliate (as defined below), at any time since September 2, 1974, contributed to or been obligated to contribute to any Multiemployer Plan or Multiple Employer Plan.

        Section 5.10(h) There does not now exist, nor do any circumstances exist that could result in, any Controlled Group Liability (as defined below) that would be a liability of Parent or any of its subsidiaries following the Effective Date, having, or which in the future would be likely to have, either alone or in the aggregate, a Company Material Adverse Effect.

        Section 5.10(i) Neither the Company nor any of its subsidiaries has any liability for life, health, medical or other welfare benefits to former employees or beneficiaries or dependents thereof, except for health continuation coverage as required by Section 4980B of the Code or Part 6 of Title I of ERISA.

        Section 5.11(j)  Neither the execution and delivery
of this Merger Agreement nor the consummation of the transac-tions contemplated hereby will (either alone or in conjunction with any other event) result in, cause the accelerated vesting or delivery of, or increase the amount or value of, any pay-ment or benefit to any employee of the Company or any of its subsidiaries. Without limiting the generality of the forego-ing, no amount paid or payable by the Company or any of its subsidiaries in connection with the transactions contemplated hereby (either solely as a result thereof or as a result of such transactions in conjunction with any other event) will be an "excess parachute payment" within the meaning of Section 280G of the Code.

        Section 5.11(k) There are no pending or threatened claims (other than claims for benefits in the ordinary course), lawsuits or arbitrations which have been asserted or instituted against the Company Plans, any fiduciaries thereof with respect to their duties to the Company Plans or the as-sets of any of the trusts under any of the Company Plans which could reasonably be expected to result in any liability of the Company or any of its subsidiaries, to the Pension Benefit Guaranty Corporation, the Department of Treasury, the Depart-ment of Labor or any Multiemployer Plan, having, or which in the future would be likely to have, either alone or in the aggregate, a Company Material Adverse Effect.

        Section 5.10(l) For purposes of this Section 5.10, the following terms shall have the following meanings: "Con-trolled Group Liability" means any and all liabilities under
(i) Title IV of ERISA, (ii) Section 302 of ERISA, (iii) Sec-tions 412 and 4971 of the Code, (iv) the continuation coverage requirements of Section 601 et seq. of ERISA and Section 4980B of the Code, and (v) corresponding or similar provisions of foreign laws or regulations, other than such liabilities that arise solely out of, or relate solely to, the Company Plans; "Company ERISA Affiliate" means any entity, trade or business that is a member of a group described in Section 414(b), (c),
(m) or (o) of the Code or Section 4001(b)(1) of ERISA that includes the Company or any of its subsidiaries or that is a member of the same "controlled group" as the Company or any of its subsidiaries, pursuant to Section 4001(a)(14) of ERISA; and "employee" means any employee or officer of the Company or any of its subsidiaries, and any individual providing services as an independent contractor to the Company or any of its subsidiaries.

        Section 5.11 Takeover Provisions Inapplicable. As of the date hereof and at all times on or prior to the Effec-tive Date, Section 203 of the DGCL is and shall be inapplica-ble to the Merger and the transactions contemplated by this Merger Agreement and the Stock Option Agreement.

        Section 5.12 Company Action. The Board of Directors of the Company (at a meeting duly called and held) has by the requisite vote of directors (i) determined that the Merger is advisable and fair and in the best interests of the Company and its shareholders, (ii) approved the Merger in accordance with the provisions of Section 251 of the DGCL, (iii) recom-mended the approval of this Merger Agreement and the Merger by the holders of the Company Common Stock and directed that the Merger be submitted for consideration by the Company's share-holders entitled to vote thereon at the Company Meeting and
(iv) adopted any necessary resolution having the effect of causing the Company not to be subject, to the extent permitted by applicable law, to any state takeover law that may purport to be applicable to the Merger and the transactions contem-plated by this Merger Agreement and the Stock Option Agree-ment.

        Section 5.13 Fairness Opinion. The Company has re-ceived the opinion of Goldman, Sachs & Co., financial advisors to the Company, dated the date hereof, to the effect that the consideration to be received by the Company's shareholders in the Merger is fair to the shareholders of the Company.

        Section 5.14 Financial Advisor. Except for Goldman, Sachs & Co., no broker, finder or investment banker is enti-tled to any brokerage, finder's or other fee or commission in connection with the Merger or the transactions contemplated by this Merger Agreement based upon arrangements made by or on behalf of the Company, and the fees and commissions payable to Goldman, Sachs & Co. as contemplated by this Section 5.14 will be the amount set forth in that certain letter, dated Septem-ber 13, 1996, from Goldman, Sachs & Co. to the Company, a copy of which has been delivered to Parent.

        Section 5.15 Compliance With Applicable Laws. The Company and its subsidiaries hold all permits, licenses, vari-ances, exemptions, orders and approvals of all Governmental Entities, except for such permits, licenses, variances, exemp-tions, orders and approvals the failure of which, individually or in the aggregate, to hold would not have a Company Material Adverse Effect (the "Company Permits"). The Company and its subsidiaries are in compliance with the terms of the Company Permits, except for such failures to comply which, singly or in the aggregate, would not have a Company Material Adverse Effect. Except as disclosed in the Company SEC Reports filed prior to the date of this Merger Agreement, the businesses of the Company and its subsidiaries are not being, and have not been, conducted in violation of any law, ordinance or regula-tion of any Governmental Entity, except for possible viola-tions which, individually or in the aggregate, do not and would not have a Company Material Adverse Effect. No investi-gation or review by any Governmental Entity with respect to the Company or any of its subsidiaries is pending or threat-ened, nor has any Governmental Entity indicated an intention to conduct the same, other than those the outcome of which would not have a Company Material Adverse Effect.

        Section 5.16 Liabilities. As of June 29, 1997, nei-ther the Company nor any of its subsidiaries had any liability or obligation (absolute, accrued, contingent or otherwise, in contract, tort or otherwise and whether or not required by GAAP to be reflected in such Person's balance sheet or other books and records) (a "Liability"), except as and to the ex-tent disclosed or provided for in the most recent Company SEC Reports filed prior to the date of this Merger Agreement or as set forth in Schedule 5.6 of the Company Disclosure Schedule, other than such Liabilities which, individually or in the aggregate, would not have a Company Material Adverse Effect. From and after June 29, 1997, neither the Company nor any of its subsidiaries has incurred, suffered, permitted to exist or otherwise become subject to any Liability, other than Liabili-ties incurred in the ordinary course of business in accordance with past practice which, individually or in the aggregate, would not have a Company Material Adverse Effect.

        Section 5.17 Taxes. Each of the Company and its subsidiaries has filed all material tax returns, declarations and reports required to be filed by any of them (taking into account all valid extensions of filing dates) and has paid (or the Company has paid on its behalf), or has set up an adequate liability reserve in accordance with GAAP for the payment of, all material taxes required to be paid in respect of the peri-ods covered by such returns, declarations and reports. The information contained in such tax returns, declarations and reports is true, complete and accurate in all material re-spects. Neither the Company nor any subsidiary of the Company is delinquent in the payment of any tax, assessment or govern-mental charge, except where such delinquency has not had or would not reasonably be expected to have, a Company Material Adverse Effect. No material deficiencies for any taxes have been proposed, asserted or assessed against the Company or any of its subsidiaries that have not been finally settled or paid in full and no requests for waivers of the time to assess any such tax are pending. No material tax return, declaration or report is currently under audit by any taxing authority, and as of the date hereof no written notice of any such audit has been received. For the purposes of this Merger Agreement, the term "tax" shall include all federal, state, local and foreign income, profits, franchise, gross receipts, payroll, sales, employment, use, property, withholding, excise and other tax-es, duties and assessments of any nature whatsoever together with all interest, penalties and additions imposed with re-spect to such amounts.

        Section 5.18 Certain Agreements. Except as dis-closed in Schedule 5.18 of the Company Disclosure Schedule or in the Company SEC Reports filed prior to the date of this Merger Agreement, neither the Company nor any of its subsid-iaries is a party or subject to any oral or written (i) agree-ment, contract, indenture or other instrument relating to Indebtedness (as defined below) in an amount exceeding $1,000,000; (ii) joint venture agreement or arrangement or any other agreement which has involved or is expected to involve a sharing of revenues of $1,000,000 per annum or more with other persons; (iii) lease for real or personal property in which the amounts of payments which the Company or any subsidiary is required to make on an annual basis exceeds $250,000; (iv) agreement, contract, policy, license, document, instrument, arrangement or commitment that limits in any material respect the freedom of the Company or any subsidiary of the Company to compete in any line of business or with any person or in any geographical area or which would so limit the freedom of the Company or any subsidiary of the Company after the Effective Date; (v) agreement, contract, policy, license, document, instrument, arrangement or commitment which, after giving effect to the transactions contemplated by this Merger Agree-ment, purports to restrict or bind Parent or any of its sub-sidiaries other than the Surviving Corporation and its sub-sidiaries in any respect; (vi) employment, consulting, sever-ance, termination, or indemnification agreement, contract or arrangement providing for future payments with any current or former officer, consultant, director or employee which (A) exceeds $100,000 per annum or (B) requires aggregate annual payments or total payments over the life of such agreement, contract or arrangement to such current or former officer, consultant, director or employee in excess of $100,000 or $250,000, respectively, and is not terminable before and after the Merger by it or its subsidiary on 30 days' notice or less without penalty or obligation to make payments related to such termination; or (vii) other agreement, contract, policy, li-cense, document, instrument, arrangement or commitment not made in the ordinary course of business which is material to the Company and its subsidiaries taken as a whole. "Indebted-ness" means any liability in respect of (A) borrowed money,
(B) capitalized lease obligations, (C) the deferred purchase price of property or services (other than trade payables in the ordinary course of business) and (D) guarantees of any of the foregoing. Neither the Company nor any of its subsidiar-ies is in default (or would be in default with notice or lapse of time, or both) under any indenture, note, credit agreement, loan document, lease, contract, policy, license, document, instrument, arrangement or commitment (a "Contract"), includ-ing, but not limited to, any Company Plan, whether or not such default has been waived, which default, alone or in the aggre-gate with other such defaults, would have a Company Material Adverse Effect. Neither the Company nor any of its subsidiar-ies is a party to or bound by any Contract which upon execu-tion of this Merger Agreement or consummation of the transac-tions contemplated hereby will (either alone or upon the oc-currence of additional acts or events) result in the loss of any material benefit, the termination thereof or any payment becoming accelerated or due from the Company or Parent or any of their subsidiaries which loss, termination or acceleration would have a Company Material Adverse Effect.

        Section 5.19 Inventory. The inventories of the Com-pany and its subsidiaries as reflected in the most recent fi-nancial statements contained in the Company SEC Reports, and the inventories reflected on the books of the Company and its subsidiaries as of the date hereof, except for normal year-end adjustments made in accordance with GAAP applied consistently with prior periods, (i) are carried as provided in the Company SEC Reports not in excess of the lower of cost or net realiz-able value and (ii) do not include any inventory which, as of the date of such financial statements, is obsolete, surplus or not usable or saleable in the lawful and ordinary course of business of the Company and its subsidiaries as heretofore conducted, in each case net of reserves provided therefor, except for such discrepancies which, individually or in the aggregate, would not have a Company Material Adverse Effect.

        Section 5.20 Patents, Trademarks, Etc. Section 4.20(a) The Company and its subsidiaries exclusively own, or are licensed or otherwise have the right to use, all patents, trademarks, trade names, service marks, copyrights and any applications therefor, maskworks, net lists, schematics, in-ventories, technology, trade secrets, source codes, know-how, computer software programs or applications and tangible or intangible proprietary information or material that in any material respect are used or proposed by the Company to be used in the business of the Company and any of its subsidiar-ies as currently conducted or proposed by the Company to be conducted (the "Company Intellectual Property Rights"), the lack of which, individually or in the aggregate, would have a Company Material Adverse Effect. Schedule 5.20 of the Company Disclosure Schedule lists, as of the date hereof, all materi-al: (A) patents, trademarks, trade names, service marks, registered and unregistered copyrights included in the Company Intellectual Property Rights, the Company's currently marketed software products and a list of which, if any, of such prod-ucts have been registered for copyright protection with the United States Copyright Office and any foreign offices; and
(B) licenses and other agreements to which the Company or any of its subsidiaries is a party and pursuant to which the Com-pany or any of its subsidiaries is authorized to use any Com-pany Intellectual Property Right. Neither the Company nor any of its subsidiaries is, or as a result of the execution, de-livery or performance of the Company's obligations hereunder will be, in violation of, or lose any rights pursuant to, any material license or agreement described in Schedule 5.20 of the Company Disclosure Schedule, except for such violations or losses which, individually or in the aggregate, would not have a Company Material Adverse Effect. The Company has previously provided Parent with a list of any applications for patents, trademarks, trade names, service marks and registered and unregistered copyrights.

        Section 5.20(b) As of the date hereof, except as set forth in Schedule 5.20(b) of the Company Disclosure Schedule, no claims with respect to the Company Intellectual Property Rights have been asserted or, to the knowledge of the Company, are threatened by any person, nor does the Company or any subsidiary of the Company know of any valid grounds for any bona fide claims against the use by the Company or any subsid-iary of the Company of any Company Intellectual Property Rights which, insofar as reasonably can be foreseen, could, individually or in the aggregate, have a Company Material Adverse Effect. All granted and issued patents and all regis-tered trademarks and service marks listed in Schedule 5.20 of the Company Disclosure Schedule and all copyrights held by the Company or any of its subsidiaries are valid, enforceable and subsisting, other than those the invalidity of which, indi-vidually or in the aggregate, would not have a Company Materi-al Adverse Effect. To the Company's knowledge, as of the date hereof, there has not been and there is not any material unau-thorized use, infringement or misappropriation of any of the Company Intellectual Property Rights by any third party, em-ployee or former employee which, individually or in the aggre-gate, would result in a Company Material Adverse Effect.
        Section 5.20(c) No Company Intellectual Property Right is subject to any outstanding order, judgment, decree, stipulation or agreement restricting in any manner the licens-ing thereof by the Company or any of its subsidiaries, except for such orders, judgments, decrees, stipulations or agree-ments which, individually or in the aggregate, would not have a Company Material Adverse Effect. Except as set forth in
Schedule 5.20(c) of the Company Disclosure Schedule, neither the Company nor any of its subsidiaries has entered into any agreement to indemnify any other person against any charge of infringement of any Company Intellectual Property Right, ex-cept infringement indemnities agreed to in the ordinary course included as part of the Company's license agreements or terms of sale. Neither the Company nor any of its subsidiaries has entered into any agreement granting any third party the right to bring infringement actions with respect to, or otherwise to enforce rights with respect to, any Company Intellectual Prop-erty Rights owned by the Company. The Company and its subsid-iaries have the exclusive right to file, prosecute and main-tain all applications and registrations with respect to the Company Intellectual Property Rights owned by the Company.

        Section 5.21 Product Liability. The Company is not aware of any claim, or the basis of any claim, against the Company or any of its subsidiaries for injury to person or property of employees or any third parties suffered as a re-sult of the sale of any product or performance of any service by the Company or any of its subsidiaries, including claims arising out of the defective or unsafe nature of its products or services, which could, individually or in the aggregate, have a Company Material Adverse Effect. The Company and its subsidiaries have, and on the Effective Date will have, full and adequate insurance coverage for potential product liabili-ty claims against it.

        Section 5.22 Environment. 1. As used herein, the term "Environmental Laws" means all federal, state, local or Foreign Laws relating to pollution or protection of human health or the environment (including, without limitation, ambient air, surface water, groundwater, land surface or sub-surface strata), including, without limitation, laws relating to emissions, discharges, releases or threatened releases of chemicals, pollutants, contaminants, or industrial, toxic or hazardous substances or wastes into the environment, or other-wise relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of chemicals, pollutants, contaminants, or industrial, toxic or hazardous substances or wastes, as well as all authorizations, codes, decrees, demands or demand letters, injunctions, judg-ments, licenses, notices or notice letters, orders, permits, plans or regulations issued, entered, promulgated or approved thereunder.


        Section 5.229(b) To the knowledge of the Company, there are, except as disclosed in the Company SEC Reports, with respect to the Company or any of its subsidiaries, no past or present violations of Environmental Laws, releases of any material into the environment, actions, activities, cir-cumstances, conditions, events, incidents, or contractual obligations which may give rise to any common law liability or any liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") or similar state or local laws, which liabilities, either individually or in the aggregate, would have a Company Material Adverse Ef-fect.

        Section 5.23  Tax and Accounting Matters.  Neither
the Company nor, to its best knowledge, any of its affiliates, has through the date hereof, taken or agreed to take any ac-tion, nor are they aware of any circumstances relating to the Company or its affiliates which currently exist, that would
(i) prevent Parent from accounting for the business combina-tion to be effected by the Merger as a "pooling of interests" or (ii) prevent the Merger from constituting a reorganization within the meaning of Section 368(a) of the Code.

        Section 5.24 Authorized Stock. The Company has tak-en all necessary corporate and other action to authorize and reserve and to permit it to issue, and, at all times from the date hereof until the obligation to deliver Company Common Stock upon the exercise of the Option terminates, will have reserved for issuance, upon exercise of the Option, shares of Company Common Stock necessary for Parent to exercise in full the Option, and the Company will take all necessary corporate action to authorize and reserve for issuance all additional shares of Company Common Stock or other securities which may be issued pursuant to the Stock Option Agreement upon exercise of the Option. The shares of Company Common Stock to be is-sued upon due exercise of the Option, including all additional shares of Company Common Stock or other securities which may be issuable pursuant to the Stock Option Agreement, upon issu-ance pursuant thereto, shall be duly and validly issued, fully paid and nonassessable, and shall be delivered free and clear of all liens, claims, charges and encumbrances of any kind or nature whatsoever, including any preemptive rights of any stockholder of the Company.


                             ARTICLE VI

                CONDUCT OF BUSINESS PENDING THE MERGER

        Section 6.1 Conduct of Business by the Company Pend-ing the Merger. Prior to the Effective Date, unless Parent shall otherwise agree in writing:

          (i) the Company shall, and shall cause its sub-sidiaries to, carry on their respective businesses in the usual, regular and ordinary course in sub-stantially the same manner as heretofore conducted, and shall, and shall cause its subsidiaries to, use their diligent efforts to preserve intact their present business organizations, keep available the services of their present officers and employees and preserve their relationships with customers, suppli-ers and others having business dealings with them to the end that their goodwill and ongoing businesses shall be unimpaired at the Effective Date. The
     Company shall, and shall cause its subsidiaries to,
     (A) maintain insurance coverages and its books, accounts and records in the usual manner consistent with prior practices; (B) comply in all material respects with all laws, ordinances and regulations of Governmental Entities applicable to the Company and its subsidiaries; (C) maintain and keep its properties and equipment in good repair, working order and condition, ordinary wear and tear except-ed; and (D) perform in all material respects its obligations under all contracts and commitments to which it is a party or by which it is bound, in each case other than where the failure to so maintain, comply or perform, either individually or in the aggregate, would not result in a Company Material
     Adverse Effect;

          (ii) except as required by this Merger Agree-ment, the Company shall not and shall not propose to
     (A) sell or pledge or agree to sell or pledge any capital stock owned by it in any of its subsidiar-ies; (B) amend its Restated Certificate of Incorpo-ration or Bylaws; (C) split, combine or reclassify its outstanding capital stock or issue or authorize or propose the issuance of any other securities in respect of, in lieu of or in substitution for shares of capital stock of the Company, or declare, set aside or pay any dividend or other distribution payable in cash, stock or property; or (D) directly or indirectly redeem, purchase or otherwise acquire or agree to redeem, purchase or otherwise acquire any shares of Company capital stock;

          (iii) the Company shall not, nor shall it per-mit any of its subsidiaries to, (A) except as con-templated by this Merger Agreement, issue, deliver or sell or agree to issue, deliver or sell any addi-tional shares of, or rights of any kind to acquire any shares of, its capital stock of any class, any Indebtedness or any options, rights or warrants to acquire, or securities convertible into, shares of capital stock other than issuances of Company Common
     Stock pursuant to the exercise of Company Stock
     Options or the conversion of Company Notes outstand-ing on the date hereof (other than as set forth in Schedule 6.1 of the Company Disclosure Schedule);
     (B) acquire, lease or dispose of, or agree to ac-quire, lease or dispose of, any capital assets or any other assets other than in the ordinary course of business; (C) incur additional Indebtedness or encumber or grant a security interest in any asset or enter into any other material transaction other than in each case in the ordinary course of business
     (other than as set forth in Schedule 6.1 of the Company Disclosure Schedule); (D) acquire or agree to acquire by merging or consolidating with, or by purchasing a substantial equity interest in, or by any other manner, any business or any corporation, partnership, association or other business organiza-tion or division thereof, in each case in this clause (D) which are material, individually or in the aggregate, to the Company and its subsidiaries taken as a whole; or (E) enter into any contract, agreement, commitment or arrangement with respect to any of the foregoing;

          (iv) the Company shall not, nor shall it per-mit any of its subsidiaries to, except as required to comply with applicable law and except as provided in Section 7.5 and Section 7.11, (A) adopt, enter into, terminate or amend any bonus, profit sharing, compensation, severance, termination, stock option, pension, retirement, deferred compensation, employ-ment or other Company Plan, agreement, trust, fund or other arrangement for the benefit or welfare of any current or former director, officer, employee or independent contractor; (B) increase in any manner the compensation or fringe benefit of any director, officer, employee or independent contractor (other than in the ordinary course of business consistent with past practice but in no event in excess of 3%);
     (C) other than as set forth in Schedule 6.1 of the Company Disclosure Schedule, pay any benefit not provided under any existing plan or arrangement;
     (D) other than as set forth in Schedule 6.1 of the Company Disclosure Schedule, grant any awards under any bonus, incentive, performance or other compensa-tion plan or arrangement or Company Plan (including, without limitation, the grant of stock options, stock appreciation rights, stock based or stock related awards, performance units or restricted stock, or the removal of existing restrictions or the acceleration of exercisability in any Company
     Plan or agreements or awards made thereunder) (other than payments of bonuses in the ordinary course of business pursuant to the Company's Management-By-
     Objective (MBO) bonus plan or arrangement); (E) take any action to fund or in any other way secure the payment of compensation or benefits under any em-ployee plan, agreement, contract or arrangement or Company Plan; or (F) adopt, enter into, amend or terminate any contract, agreement, commitment or ar-rangement to do any of the foregoing;

          (v) the Company shall not, nor shall it permit any of its subsidiaries to, make any investments in non-investment grade securities, provided, however, that the Company will be permitted to create new wholly owned subsidiaries in the ordinary course of business;

          (vi) the Company shall not, nor shall it per-mit any of its subsidiaries to, take or cause to be taken any action, whether before or after the Effec-tive Date, which would disqualify the Merger as a "pooling of interests" for accounting purposes or as a "reorganization" within the meaning of Section
     368(a) of the Code; and

          (vii) the Company shall not, nor shall it per-mit any of its subsidiaries to, except as required by law or GAAP, change any of its significant ac-counting policies or make or rescind any express or deemed election relating to taxes, settle or compro-mise any claim, action, suit, litigation, proceed-ing, arbitration, investigation, audit or controver-sy relating to taxes, or change any of its methods of reporting income or deductions for federal income tax purposes from those employed in the preparation of the federal income tax returns for the last tax-able year.

        Section 6.2 Conduct of Business by Parent and Sub Pending the Merger. 2. Parent. Prior to the Effective Date, unless the Company shall otherwise agree in writing or except as otherwise required by this Merger Agreement: (i) Parent shall, and shall cause its subsidiaries to, carry on their re-spective businesses in the usual, regular and ordinary course in substantially the same manner as heretofore conducted, and shall, and shall cause its Significant Subsidiaries to, use their diligent efforts to preserve intact their present busi-ness organizations, keep available the services of their pres-ent officers and employees and preserve their relationships with customers, suppliers and others having business dealings with them to the end that their goodwill and ongoing business-es shall be unimpaired at the Effective Date, provided, howev-er, that nothing contained herein shall prevent Parent from creating new wholly owned subsidiaries in the ordinary course of business as long as the creation of such subsidiaries (ei-ther alone or in the aggregate) will not have a Parent Materi-al Adverse Effect; and (ii) the Parent shall not, nor shall it permit any of its subsidiaries to, take or cause to be taken any action, whether before or after the Effective Date, which would disqualify the Merger as a "pooling of interests" for accounting purposes or as a "reorganization" within the mean-ing of Section 368(a) of the Code.

        Section 6.2(b)  Sub.  During the period from the date
of this Merger Agreement to the Effective Date, Sub shall not engage in any activities of any nature except as provided in or contemplated by this Merger Agreement.

        Section 6.3 Notice of Breach. Each party shall promptly give written notice to the other party upon becoming aware of the occurrence or, to its knowledge, impending or threatened occurrence, of any event which would cause or con-stitute a breach of any of its representations, warranties or covenants contained or referenced in this Merger Agreement and will use its best efforts to prevent or promptly remedy the same. Any such notification shall not be deemed an amendment of the Company Disclosure Schedule.


                            ARTICLE VII

                        ADDITIONAL AGREEMENTS

        Section 7.1 Access and Information. Subject to the limitations imposed by third party confidentiality agreements, each of the Company and Parent and their respective subsidiar-ies shall afford to the other and to the other's accountants, counsel and other representatives full access during normal business hours (and at such other times as the parties may mu-tually agree) throughout the period prior to the Effective Date to all of its properties, books, contracts, commitments, records and personnel and, during such period, each shall fur-nish promptly to the other (i) a copy of each report, schedule and other document filed or received by it pursuant to the re-quirements of federal or state securities laws, and (ii) all other information concerning its business, properties and per-sonnel as the other may reasonably request. Each of the Com-pany and Parent shall hold, and shall cause their respective employees and agents to hold, in confidence all such informa-tion in accordance with the terms of the Confidentiality Agreement, dated April 29, 1997, between Parent and the Compa-ny (the "Confidentiality Agreement").

        Section 7.2  Registration Statement/Proxy Statement.
Section 6.2(a) As promptly as practicable after the execution of this Merger Agreement, the Company and Parent shall prepare and the Company shall file with the Commission preliminary proxy materials which shall constitute the preliminary Proxy Statement and a preliminary prospectus with respect to the Parent Common Stock to be issued in connection with the Merg-er. As promptly as practicable after comments are received from the Commission with respect to the preliminary proxy materials and after the furnishing by the Company and Parent of all information required to be contained therein, the Com-pany shall file with the Commission the definitive Proxy Statement and Parent shall file with the Commission the Regis-tration Statement and Parent and the Company shall use all reasonable efforts to cause the Registration Statement to become effective as soon thereafter as practicable.

        Section 7.2(b) Parent and the Company shall make all necessary filings with respect to the Merger under the Securi-ties Act and the Exchange Act and the rules and regulations thereunder and under applicable blue sky or similar securities laws and shall use all reasonable efforts to obtain required approvals and clearances with respect thereto.

        Section 7.3 Affiliates; Publication of Combined Fi-nancial Results. 1. Prior to the Effective Date the Company shall cause to be delivered to Parent an opinion (satisfactory to counsel for Parent) of the general counsel of the Company or such law firm as may be reasonably satisfactory to Parent, identifying all persons who were, in his or its opinion, at the time of the Company Meeting convened in accordance with
Section 3.5, "affiliates" of the Company as that term is used in paragraphs (c) and (d) of Rule 145 under the Securities Act (the "Affiliates").

        Section 7.3(b)  The Company shall use its best ef-
forts to obtain a written agreement in the form set forth as Exhibit C to this Merger Agreement from each person who is identified as a possible Affiliate in the opinion referred to in clause (a) above, providing that such Affiliate will not
(i) offer to sell, sell or otherwise dispose of any of the capital stock of Parent issued to such Affiliate pursuant to the Merger, except in compliance with Rule 145 or another exemption from the registration requirements of the Securities Act and (ii) except to the extent and under the conditions permitted therein, during the period commencing 30 days prior to the Merger and ending at the time of publication of finan-cial results (including combined sales and net income) cover-ing at least 30 days of post-merger operations, sell or in any other way reduce such Affiliate's risk relative to any Parent Common Stock received in the Merger (within the meaning of the Commission's Financial Reporting Release No. 1, "Codification of Financing Reporting Policies," section 201.01 (47 F.R. 21030) (April 15, 1982)). The Company shall deliver such written agreements to Parent on or prior to the earlier of (i) the mailing of the Proxy Statement or (ii) the thirtieth day prior to the Effective Date.

        Section 7.3(c) If the Effective Date is less than 30 days prior to the end of Parent's fiscal quarter, Parent shall use reasonable efforts to prepare and publicly release as soon as practicable following the end of the first month ending at least 30 days after the Effective Date, a report filed with the Commission on Form 8-K or any other public filing, state-ment or announcement which includes the combined financial results (including combined sales and net income) of Parent and the Company for a period of at least 30 days of combined operations of Parent and the Company following the Effective Date; provided that Parent need not prepare and release such results if, in its good faith judgment, it determines that such release would not be in the best interests of Parent.

        Section 7.4  Stock Exchange Listing.  Parent shall
use its best efforts to list on the NYSE, upon official notice of issuance, the shares of Parent Common Stock to be issued pursuant to the Merger.

        Section 7.5 Employment Arrangements. 1. After the Effective Date, Parent shall, or shall cause the Surviving Corporation to, honor in accordance with their terms, all employment, severance, consulting and other compensation con-tracts between the Company or any of its subsidiaries and any current or former director, officer or employee thereof, and all provisions for vested benefits or other vested amounts earned or accrued through the Effective Date under any Company Plan, each as of the date hereof except for changes thereto which are permitted by this Merger Agreement or otherwise agreed to by the parties thereto.

        Section 7.5(b) For a period of 12 months after the Effective Date, Parent shall provide, or shall cause the Sur-viving Corporation to provide, generally to the officers and employees of the Surviving Corporation and its subsidiaries employee benefits, including, without limitation, pension benefits, health and welfare benefits, and severance arrange-ments, on terms and conditions in the aggregate that are no less favorable than those provided under the Company Plans as of the date hereof. Parent shall, or shall cause the Surviv-ing Corporation to, credit officers and employees of the Com-pany and its subsidiaries, with their service with the Company and its subsidiaries for purposes of eligibility to partici-pate and vesting with respect to employee benefit plans of Parent and the Surviving Corporation. Individual eligibility for participation in the medical plans of Parent or the Sur-viving Corporation shall not be subject to any exclusions for preexisting conditions other than any such exclusions provided in the medical plans of the Company or its subsidiaries. Amounts paid before the Effective Date by directors, officers and employees under medical plans of the Company and its sub-sidiaries shall be taken into account after the Effective Date in applying deductible and out-of-pocket limits applicable under the medical plans of Parent and the Surviving Corpora-tion to the same extent as if such amounts had been paid under the medical plans of Parent and the Surviving Corporation.

        Section 7.5(c) It is the intent of Parent, after the Effective Date, to permit employees of the Company and its subsidiaries to participate in the incentive and compensation plans of Parent on a basis equivalent to similarly situated employees of Parent.


        Section 7.6 Indemnification. 2. From and after the Effective Date, Parent shall indemnify, defend and hold harm-less the officers, directors and employees of the Company (the "Indemnified Parties") against all losses, expenses, claims, damages or liabilities arising out of the transactions contem-plated by this Merger Agreement to the fullest extent permit-ted or required under applicable law. Parent agrees that all rights to indemnification existing in favor of the current or former directors, officers or employees of the Company or any of its subsidiaries as provided in the Company's Restated Certificate of Incorporation or By-laws, as in effect as of the date hereof, with respect to matters occurring through the Effective Date, shall survive the Merger and shall continue in full force and effect for a period of not less than six years from the Effective Date. Parent agrees to maintain or cause the Surviving Corporation to maintain in effect for not less than six years after the Effective Date policies of directors' and officers' liability insurance equivalent to those main-tained by the Company with respect to matters occurring on or prior to the Effective Date; provided, however, that the Sur-viving Corporation shall not be required to pay an aggregate premium for such insurance in excess of $1.2 million, but in such case shall purchase as much coverage as possible for such amount.

        Section 7.6(b) In the event that any action, suit, proceeding or investigation relating hereto or to the transac-tions contemplated by this Merger Agreement is commenced, whether before or after the Effective Date, the parties hereto agree to cooperate and use their respective reasonable efforts to vigorously defend against and respond thereto.

        Section 7.6(c) The provisions of the Certificate of Incorporation and By-laws of the Surviving Corporation per-taining to indemnification of current and former directors, officers and employees shall not be amended, repealed or oth-erwise modified for a period of six years after the Effective Date (or, in the case of matters which are pending but which have not been resolved prior to the sixth anniversary of the Effective Date, until such matters are finally resolved), in any manner that would adversely affect the rights thereunder of individuals who at any time on or prior to the Effective Date were directors, officers or employees of the Company in respect of actions or omissions occurring on or prior to the Effective Date (including, without limitation, the transac-tions contemplated by this Merger Agreement).

        Section 7.6(d)  The provisions of this Section 7.6
are intended for the benefit of, and shall be enforceable by, the respective Indemnified Parties.

        Section 7.7 HSR Act. The Company and Parent shall use their best efforts to file as soon as practicable notifi-cations under the HSR Act in connection with the Merger and the transactions contemplated hereby, including, but not lim-ited to, the Stock Option Agreement and the transactions con-templated thereby, and to respond as promptly as practicable to any inquiries received from the Federal Trade Commission (the "FTC") and the Antitrust Division of the Department of Justice (the "Antitrust Division") for additional information or documentation and to respond as promptly as practicable to all inquiries and requests received from any State Attorney General or other governmental authority in connection with antitrust matters.

        Section 7.8 Additional Agreements. 3. Subject to the terms and conditions herein provided, each of the parties hereto agrees to use all reasonable efforts to take, or cause to be taken, all actions and to do, or cause to be done, all things necessary, proper or advisable under applicable laws and regulations to consummate and make effective the transac-tions contemplated by this Merger Agreement, including using all reasonable efforts to obtain all necessary waivers, con-sents and approvals, to effect all necessary registrations and filings (including, but not limited to, filings with all ap-plicable Governmental Entities) and to lift any injunction or other legal bar to the Merger or the Stock Option Agreement, subject to the appropriate vote of the shareholders of the Company. Notwithstanding the foregoing, neither Parent nor any of its subsidiaries shall be required to take any action, and without Parent's prior written consent neither the Company nor any of its subsidiaries shall agree to take any action, that would in any way restrict or limit the conduct of busi-ness from and after the Effective Date by Parent, the Company or any subsidiary of either (including, without limitation, any divestiture of any business, product line or asset).

        Section 7.8(b) In case at any time after the Effec-tive Date any further action is necessary or desirable to carry out the purposes of this Merger Agreement, the proper officers and/or directors of Parent, the Company and the Sur-viving Corporation shall take all such necessary action.

        Section 7.8(b) Following the Effective Date, Parent shall use its best efforts to conduct the business, and shall cause the Surviving Corporation to use its best efforts to conduct its business, except as otherwise contemplated by this Merger Agreement, in a manner which would not jeopardize the characterization of the Merger as a reorganization within the meaning of Section 368(a) of the Code.

        Section 7.9  No Solicitation.  4.  As used herein,
the term "Acquisition Proposal" means any proposed (i) merger, consolidation or similar transaction involving the Company,
(ii) sale, lease or other disposition directly or indirectly by merger, consolidation, share exchange or otherwise of as-sets of the Company or its subsidiaries representing 30% or more of the consolidated assets of the Company and its subsid-iaries in one transaction or a series of transactions, (iii) issue, sale, or other acquisition or disposition of (including by way of merger, consolidation, share exchange or any similar transaction) securities (or options, rights or warrants to purchase, or securities convertible into, such securities) representing 20% or more of the voting power of the Company or
(iv) transaction in which any person shall or would acquire beneficial ownership (as such term is defined in Rule 13d-3 under the Exchange Act), or the right to acquire beneficial ownership, or any "group" (as such term is defined under the Exchange Act) shall have been formed which beneficially owns or would own or has or would have the right to acquire ben-eficial ownership of 20% or more of the outstanding Company Common Stock, other than transactions contemplated by this Merger Agreement or the Stock Option Agreement.

        Section 7.9(b) Neither the Company nor any of its subsidiaries shall, nor shall the Company authorize or permit its subsidiaries, officers, directors, employees, representa-tives, investment bankers, attorneys, accountants or other agents or affiliates to, take any action to (i) solicit, ini-tiate or encourage (including by way of furnishing informa-tion) the submission of any Acquisition Proposal or (ii) par-ticipate in any discussions or negotiations with, or furnish any information to, any person in connection with, or take any other action to facilitate any inquiries or the making of any proposal that constitutes, or may reasonably be expected to lead to, any Acquisition Proposal; provided, however, that if, at any time prior to the obtaining of Company stockholder approval of the Merger, the Board of Directors of the Company determines in good faith by a majority vote, based on the advice of outside counsel, that it is necessary to do so to avoid a breach of its fiduciary duties to stockholders under applicable law, the Company may, in response to a written Ac-quisition Proposal which the Board of Directors of the Company determines in good faith by a majority vote, based on the opinion of a financial advisor of nationally recognized repu-tation, to be more favorable from a financial point of view to the Company's stockholders than this Merger Agreement, the Merger and the transactions contemplated hereby, and which proposal was not solicited by the Company or otherwise result from a breach of this Section 7.9(b), and subject to the Company's compliance with Section 7.9(d), (A) furnish infor-mation with respect to it and its subsidiaries to any person pursuant to a customary confidentiality agreement containing terms at least as favorable to the Company as those contained in the confidentiality agreements in place between the Company and Parent and (B) participate in discussions or negotiations with respect to such Acquisition Proposal.
        Section 7.9(c)  Except as expressly permitted by this
Section 7.9, neither the Board of Directors of the Company, nor any committee thereof, shall (i) withdraw or modify, or propose publicly to withdraw or modify, in a manner adverse to Parent, the approval or recommendation by such Board of Direc-tors or such committee of the adoption and approval of the matters to be considered at the Company Meeting, (ii) approve or recommend, or propose publicly to approve or recommend, any Acquisition Proposal, or (iii) cause the Company to enter into any letter of intent, agreement in principle, acquisition agreement or other similar agreement or understanding (writ-ten or otherwise) related to any Acquisition Proposal (each, an "Acquisition Agreement"). Notwithstanding the foregoing, in the event that prior to the obtaining of Company stockhold-er approval of the Merger, there exists a Superior Proposal (as defined herein), the Board of Directors of the Company may, if it determines in good faith by a majority vote, based on the advice of outside counsel, that it is necessary to do so to avoid a breach of its fiduciary duties to stockholders under applicable law, approve or recommend such Superior Pro-posal and terminate this Merger Agreement, provided (i) the Company shall have given Parent written notice (a "Superior Proposal Notice") at least five business days prior to such termination advising Parent that the Board of Directors of the Company has received a Superior Proposal which the Board of Directors has authorized and intends to effect, specifying the material terms and conditions of such Superior Proposal and identifying the person making such Superior Proposal, (ii) the Company shall otherwise be in compliance with its obligations under this Merger Agreement and the Stock Option Agreement and
(iii) the Company pays, or causes to be paid, to Parent the amounts contemplated by Section 9.2(b) prior to terminating this Merger Agreement. For purposes of this Merger Agreement, a "Superior Proposal" means any written proposal made by a third party to acquire, directly or indirectly, more than 50% of the equity securities of the Company entitled to vote gen-erally in the election of directors or all or substantially all of the assets of the Company, and otherwise on terms which the Board of Directors of the Company determines in its good faith judgment, based on the opinion of a financial advisor of nationally recognized reputation, to be more favorable from a financial point of view to the Company's stockholders than this Merger Agreement, the Merger and the transactions contem-plated hereby and for which financing, to the extent required, is then committed.

        Section 7.9(d) In addition to the obligations set forth in paragraphs (b) and (c) of this Section 7.9, the Com-pany will promptly communicate to Parent in writing any solic-itation received, directly or indirectly, by the Company and will furnish to Parent a copy of any such solicitation or proposal, if it is in writing, or a written summary of the terms of such proposal or inquiry if it is not in writing, including the identity of the person and its affiliates making the same, that it may receive in respect of any such transac-tion, or of any such information requested from it or of any such negotiations or discussions being sought to be initiated with it. The Company shall promptly advise Parent of any development relating to such proposal, including the results of any discussions or negotiations with respect thereto.

        Section 7.9(e) Nothing contained in this Section 7.9 shall prohibit the Company from taking and disclosing to its stockholders a position contemplated by Rule 14e-2(a) promul-gated under the Exchange Act or from making any disclosure to its stockholders if, in the good faith judgment of its Board of Directors, based on the advice of outside counsel, failure so to disclose would result in a violation of applicable law; provided, however, that neither the Company nor its Board of Directors nor any committee thereof shall withdraw or modify, or propose publicly to withdraw or modify, its position with respect to the matters to be considered at the Company Meeting or approve or recommend, or propose publicly to approve or recommend, an Acquisition Proposal, except as provided in
Section 7.9(c).

        Section 7.10 Employee Agreements. The Company shall use all reasonable efforts to cause the individuals listed on Annex A hereto (and such additional persons as Parent and the Company shall agree upon) to execute, at or prior to the Ef-fective Date, the agreements set forth next to their respec-tive names on such Annex A.

        Section 7.11 Company Stock Plans. If the Effective Date occurs subsequent to December 31, 1997, the Company shall terminate the Company Employee Stock Purchase Plan ("Company Purchase Plan") by having its Board of Directors amend the Company Purchase Plan to terminate at the earlier of (i) the end of the current stock offering period under the Company Purchase Plan or (ii) immediately prior to the Effective Date. If the Effective Date occurs on or prior to December 31, 1997, the current stock offering period shall continue through De-cember 31, 1997, and any options issued under the Company Purchase Plan which are outstanding and unexercised immediate-ly prior to the Effective Date shall be converted into options to purchase a number of shares of Parent Common Stock pursuant to Section 3.1(e).

        Section 7.12 Independent Auditors. The Company shall provide to Parent a letter from Ernst & Young LLP, the Company's independent auditors, dated a date within two busi-ness days before the date on which the Registration Statement shall become effective and addressed to Parent, in form and substance reasonably satisfactory to Parent and customary in scope and substance for letters delivered by independent pub-lic accountants in connection with registration statements similar to the Registration Statement.


                           ARTICLE VIII

                        CONDITIONS PRECEDENT

        Section 8.1 Conditions to Each Party's Obligation to Effect the Merger. The respective obligations of each party to effect the Merger shall be subject to the fulfillment at or prior to the Effective Date of the following conditions:

        Section 8.1(a)  This Merger Agreement and the trans-
actions contemplated hereby shall have been approved and adopted by the requisite vote of the holders of the Company
Common Stock.

        Section 8.1(b)  The Parent Common Stock issuable in
the Merger shall have been authorized for listing on the NYSE upon official notice of issuance.

        Section 8.1(c)  The waiting period applicable to the
consummation of the Merger under the HSR Act shall have ex-pired or been terminated.

        Section 8.1(d) The Registration Statement shall have become effective in accordance with the provisions of the Securities Act. No stop order suspending the effectiveness of the Registration Statement shall have been issued by the Com-mission and remain in effect.

        Section 8.1(e) No temporary restraining order, pre-liminary or permanent injunction or other order by any court or other judicial or administrative body of competent juris-diction (each, an "Injunction") which prohibits or prevents the consummation of the Merger shall have been issued and remain in effect (each party agreeing to use its best efforts to have any such Injunction lifted), and there shall not be any action taken, or any statute, rule, regulation or order (whether temporary, preliminary or permanent) enacted, entered or enforced which makes the consummation of the Merger illegal or prevents or prohibits the Merger.

        Section 8.1(f) The Company shall have received from Ernst & Young LLP, independent auditors for the Company, a letter addressed to the Company dated within two days prior to the Effective Date, in substance reasonably satisfactory to Parent and the Company, to the effect that Ernst & Young LLP concurs with Company management conclusions that no conditions exist related to the Company that would preclude Parent from accounting for the Merger as a pooling of interests and Parent shall have received from KPMG Peat Marwick LLP, independent auditors for Parent, a letter addressed to Parent dated within two days prior to the Effective Date, in substance reasonably satisfactory to Parent and the Company, to the effect that KPMG Peat Marwick LLP concurs with Parent management conclu-sions that no conditions exist that would preclude Parent from accounting for the Merger as a pooling of interests.

        Section 8.2 Conditions to Obligation of the Company to Effect the Merger. The obligation of the Company to effect the Merger shall be subject to the fulfillment at or prior to the Effective Date of the additional following conditions, un-less waived by the Company:


        Section 8.2(a)  Parent and Sub shall have performed
in all material respects their agreements contained in this Merger Agreement required to be performed on or prior to the Effective Date and the representations and warranties of Par-ent and Sub contained in this Merger Agreement shall be true in all material respects (except for any such representations or warranties which are qualified as to Parent Material Ad-verse Effect, which shall be true and correct in all respects) when made and on and as of the Effective Date as if made on and as of such date, except for representations and warranties which are by their express provisions made as of a specific date or dates, which were or will be true in all material respects (except for any such representations or warranties which are qualified as to Parent Material Adverse Effect, which were or will be true and correct in all respects) at such time or times as stated therein, and the Company shall have received a certificate of the President or Chief Execu-tive Officer or a Vice President of Parent to that effect.

        Section 8.2(b) The Company shall have received a favorable opinion of Vinson & Elkins L.L.P., based upon cer-tain factual representations of the Company, Parent and Sub reasonably requested by such counsel, dated the Effective Date, to the effect that the Merger will constitute a "reorga-nization" for federal income tax purposes within the meaning of Section 368(a) of the Code.

        Section 8.3 Conditions to Obligations of Parent and Sub to Effect the Merger. The obligations of Parent and Sub to effect the Merger shall be subject to the fulfillment at or prior to the Effective Date of the additional following condi-tions, unless waived by Parent:

        Section 8.3(a) The Company shall have performed in all material respects its agreements contained in this Merger Agreement required to be performed on or prior to the Effec-tive Date and the representations and warranties of the Compa-ny contained in this Merger Agreement shall be true in all material respects (except for any such representations or warranties which are qualified as to Company Material Adverse Effect, which shall be true and correct in all respects) when made and on and as of the Effective Date as if made on and as of such date, except for representations and warranties which are by their express provisions made as of a specific date or dates which were or will be true in all material respects (except for any such representations or warranties which are qualified as to Company Material Adverse Effect, which were or will be true and correct in all respects) at such date or dates, and Parent and Sub shall have received a certificate of the President or Chief Executive Officer or a Vice President of the Company to that effect.



        Section 8.3(b) Parent shall have received a favor-able opinion of Wachtell, Lipton, Rosen & Katz, based upon certain factual representations of the Company, Parent and Sub reasonably requested by such counsel, to the effect that the Merger will be treated for federal income tax purposes as a "reorganization" within the meaning of Section 368(a) of the Code.

        Section 8.3(c) The Company shall have obtained all consents, appeals, releases or authorizations from, and shall have made all filings and registrations to or with, any per-son, including but not limited to any Governmental Entity, necessary to be obtained or made in order to consummate the transactions contemplated by this Merger Agreement.


                             ARTICLE IX

                  TERMINATION, AMENDMENT AND WAIVER

        Section 9.1  Termination.  This Merger Agreement may
be terminated at any time prior to the Effective Date, whether before or after approval by the shareholders of the Company:

        Section 9.1(a)  by mutual consent of the Board of
Directors of Parent and the Board of Directors of the Company;

        Section 9.1(b) by either Parent or the Company, if the Merger shall not have been consummated on or before April 30, 1998; provided that the right to terminate this Agreement pursuant to this Section 9.1(b) shall not be available to any party whose failure to perform in any material respect any covenant under this Merger Agreement has been the cause of or resulted in whole or in part in the failure of the Merger to be consummated before such date;

        Section 9.1(c)  by either Parent or the Company, if
there shall be any Order which is final and nonappealable preventing the consummation of the Merger;

        Section 9.1(d) by either Parent or the Company, if this Merger Agreement and the transactions contemplated hereby shall fail to receive the requisite vote for approval and adoption by the stockholders of the Company at the Company Meeting, or by Parent if this Merger Agreement and the trans-actions contemplated hereby shall not have received the requi-site vote for approval and adoption by the stockholders of the Company at the Company Meeting prior to February 28, 1998;

        Section 9.1(e) by Parent, if the Board of Directors of the Company withdraws, modifies in a manner adverse to Parent, or refrains from making its recommendation concerning the Merger referred to in Section 3.5, or, other than in con-nection with the Company's delivery of a Superior Proposal Notice, discloses its intention to change such recommendation, or the Board of Directors of the Company shall have recommend-ed to the stockholders of the Company any Acquisition Proposal or the Company shall have entered into an Acquisition Agree-ment, or, other than in connection with the Company's delivery of a Superior Proposal Notice, the Board of Directors of the Company shall have resolved to do any of the foregoing; or

        Section 9.1(f) by the Company, if, pursuant to Sec-tion 7.9(c), (A) the Board of Directors of the Company has delivered to Parent a Superior Proposal Notice, (B) the Com-pany has paid the Termination Fee and Expenses (as defined in Section 9.2), (C) the Company shall otherwise be in compliance with its obligations under this Merger Agreement and the Stock Option Agreement and (D) five business days have passed since Parent received the Superior Proposal Notice.

        Section 9.2 Effect of Termination; Fees. Section 8.2(a) In the event of termination of this Merger Agreement by either Parent or the Company, as provided above, this Merger Agreement shall forthwith become void and (except for the willful breach of this Merger Agreement by any party hereto) there shall be no liability on the part of either the Company, Parent or Sub or their respective officers or directors; pro-vided that Article V insofar as such representations and war-ranties relate to the Stock Option Agreement, the last sen-tence of Section 7.1, Section 7.7 (with respect to the Stock Option Agreement and the transactions contemplated thereby) and Section 7.8 (with respect to the Stock Option Agreement and the transactions contemplated thereby) and Sections 9.2,
10.3 and 10.7 shall survive the termination.

        Section 9.2(b) The Company shall pay to Parent (by wire transfer to an account designated by Parent) a Termina-tion Fee (as defined below) and, notwithstanding Section 10.3, the out-of-pocket expenses (including, without limitation, all fees and expenses of counsel, accountants, printing and mail-ing, investment bankers, experts and consultants) incurred in connection with this Merger Agreement and the transactions contemplated hereby ("Expenses") of Parent and Sub up to $2 million, if: (i) Parent terminates this Merger Agreement pur-suant to Section 9.1(e); (ii) the Company terminates this Merger Agreement pursuant to Section 9.1(f); or (iii) (A) the Company or Parent terminates this Agreement pursuant to Sec-tion 9.1(d), and (B) within twelve months after such termina-tion (1) the Company enters into an Acquisition Agreement or
(2) any Acquisition Proposal is consummated with respect to the Company.



       Section 9.2(c) The Termination Fee shall be equal to $25 million, less the Aggregate Spread (as defined in the Stock Option Agreement)
(if greater than zero) on the date of issuance of shares of Company Common Stock theretofore issued to Parent pursuant to the Stock Option Agreement; provided, however, that the Termination Fee shall not be reduced by the Aggregate Spread if Parent has theretofore exercised its right under Section 7(a) of the Stock Option Agreement to put all of the Company Shares (as defined in the Stock Option Agreement) to the Company in exchange for a payment equal only to the aggre-gate Exercise Price (as defined in the Stock Option Agree-ment). The Termination Fee shall be paid as promptly as prac-ticable and in no event later than i) in the event of termina-tion by the Company as described in clause (ii) of Section
9.2(b), immediately prior to such termination (and no such termination shall be effective until such payment is made); a) in the event of termination by Parent as described in clause
(i) of Section 9.2(b), two business days after such termina-tion; or a. in the event of the circumstances described in clause (iii) of Section 9.2(b), immediately prior to the ear-lier of the entry into an Acquisition Agreement or the consum-mation of any Acquisition Proposal. In the event that Expens-es are payable pursuant to this Section 9.2, such Expenses shall be reimbursed within two business days following receipt by the Company from Parent of a statement of the amount there-of.

        Section 9.3 Amendment. This Merger Agreement may be amended by the parties hereto, by or pursuant to action taken by their respective Boards of Directors, at any time before or after approval hereof by the shareholders of the Company, but, after such approval, no amendment shall be made which changes the ratio at which Company Common Stock is converted into Par-ent Common Stock as provided in Section 3.1 or which in any way materially adversely affects the rights of such stockhold-ers, without the further approval of such stockholders. This Merger Agreement may not be amended except by an instrument in writing signed on behalf of each of the parties hereto.

        Section 9.4 Waiver. At any time prior to the Effec-tive Date, the parties hereto, by or pursuant to action taken by their respective Boards of Directors, may (i) extend the time for the performance of any of the obligations or other acts of the other parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any documents delivered pursuant hereto, and (iii) waive com-pliance with any of the agreements or conditions contained herein; provided, however, that no such waiver shall material-ly adversely affect the rights of stockholders of the Company and Parent. Any agreement on the part of a party hereto to any such extension or waiver shall be valid if set forth in an instrument in writing signed on behalf of such party.


                              ARTICLE X

                          GENERAL PROVISIONS

        Section 10.1 Non-Survival of Representations, War-ranties and Agreements. No representations, warranties or agreements in this Merger Agreement shall survive the Merger, except for the agreements contained in Sections 3.1, 3.2, 3.3,
3.4 and 3.6 and the agreements referred to in Sections 7.3(b), 7.3(c), 7.5, 7.6, 7.8, 10.1, 10.3 and 10.7.

        Section 10.2 Notices. All notices or other communi-cations under this Merger Agreement shall be in writing and shall be given (and shall be deemed to have been duly given upon receipt) by delivery in person, by cable, telegram, tel-ex, telecopy or other standard form of telecommunications, or by registered or certified mail, postage prepaid, return re-ceipt requested, addressed as follows:

               If to the Company:

               Cyrix Corporation
               2703 North Central Expressway
               Richardson, Texas  75080
               Attention:  James W. Swent, III
               Telecopy No.:  (972) 234-4443

               With a copy to:

               Vinson & Elkins L.L.P.
               2001 Ross Avenue
               Dallas, Texas  75201
               Attention:  Derek R. McClain, Esq.
               Telecopy No.:  (214) 220-7716

               If to Parent or Sub:

               National Semiconductor Corporation
               2900 Semiconductor Drive
               P.O. Box 58090
               Santa Clara, California  95052
               Attention:  John M. Clark III, Esq.
               Telecopy No.:  (408) 733-0293

               With a copy to:

               Wachtell, Lipton, Rosen & Katz
               51 West 52nd Street
               New York, New York  10019
               Attention:  Barry A. Bryer, Esq.
               Telecopy No.:  (212) 403-2000

or to such other address as any party may have furnished to the other parties in writing in accordance with this Section
10.2.

        Section 10.3 Expenses. Except as provided in Sec-tion 9.2(b) and (c), all costs and expenses incurred in con-nection with this Merger Agreement and the transactions con-templated hereby (regardless of whether the Merger is consum-mated) shall be paid by the party incurring such expenses, except that the Parent and Company agree to each pay 50% of all printing expenses incurred by the parties hereto.

        Section 10.4 Publicity. So long as this Merger Agreement is in effect, Parent, Sub and the Company agree to consult with each other in issuing any press release or other-wise making any public statement with respect to the transac-tions contemplated by this Merger Agreement, and none of them shall issue any press release or make any public statement prior to such consultation, except as may be required by law or by obligations pursuant to any listing agreement with any national securities exchange. The commencement of litigation relating to this Merger Agreement or the transactions contem-plated hereby or any proceedings in connection therewith shall not be deemed a violation of this Section 10.4.

        Section 10.5 Specific Performance. The parties hereto agree that irreparable damage would occur in the event that any of the provisions of this Merger Agreement were not performed in accordance with their specific terms or were oth-erwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent breaches of this Merger Agreement and to enforce specifically the terms and provisions hereof in any court of the United States or any state having jurisdiction, this being in addi-tion to any other remedy to which they are entitled at law or in equity.
        Section 10.6 Interpretation. When a reference is made in this Merger Agreement to subsidiaries of Parent or the Company, the word "subsidiaries" means corporations more than 50% of whose outstanding voting securities are directly or in-directly owned by Parent or the Company, as the case may be. The headings contained in this Merger Agreement are for refer-ence purposes only and shall not affect in any way the meaning or interpretation of this Merger Agreement.

        Section 10.7 Miscellaneous. This Merger Agreement and the Stock Option Agreement (including the documents and instruments referred to herein and therein) (a) constitute the entire agreement and supersede all other prior agreements and understandings, both written and oral, among the parties, or any of them, with respect to the subject matter hereof (other than as provided in the Confidentiality Agreement, as the same may be amended, provided, that the provisions set forth in the ninth paragraph of the Confidentiality Agreement shall have no further force and effect); (b) except as provided in Section
7.6 of this Merger Agreement, are not intended to confer upon any other person any rights or remedies hereunder; (c) shall not be assigned by operation of law or otherwise, except that Sub shall have the right to assign to Parent or any direct wholly owned subsidiary of Parent any and all rights and obli-gations of Sub under this Merger Agreement; and (d) shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of Delaware (without giv-ing effect to the provisions thereof relating to conflicts of law). This Merger Agreement may be executed in two or more counterparts which together shall constitute a single agree-ment.



        IN WITNESS WHEREOF, the parties hereto have caused this Merger Agreement to be signed by their respective offi-cers thereunder duly authorized all as of the date first writ-ten above.

                               NATIONAL SEMICONDUCTOR CORPORATION


                                 By /s/ Brian L. Halla
                                    Name:   Brian L. Halla
                                    Title:  Chairman, President, CEO


                               NOVA ACQUISITION CORP.


                                 By /s/ Donald Macleod
                                    ------------------
                                    Name:   Donald Macleod
                                    Title:  CFO/VP


                               CYRIX CORPORATION


                                 By /s/ James W. Swent III
                                    ----------------------
                                    Name:   James W. Swent III
                                    Title:  Sr. V.P.




                               Annex A
                               -------


James Swent - retention agreement

Kevin McDonough - retention agreement

Nancy Dechaud - retention agreement

Mark Bluhm - retention agreement

Robert Maher - retention agreement

Stan Swearingen - retention agreement


                                                           Exhibit 10.4

BENEFIT  RESTORATION  PLAN - PLAN  DOCUMENT
As Amended through September 1, 1996


THIS BENEFIT RESTORATION PLAN ("Plan") originally adopted by National Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, (hereinafter referred to as the "Employer") effective as of June 1, 1992, as hereby amended effective as of September 1, 1996:

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

1.08  "Committee" shall mean The Retirement and Savings Program
Administrative Committee, as determined by the Board.

1.09 " Compensation" shall mean Compensation as defined in the RASP without giving any effect to the limitations imposed by
Section 401(a)(17) of the Code, as now or hereafter in effect.

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


ARTICLE IV

Distribution of Benefit

4.01  Separation from Service.
Except in the case of the disposition of substantially all of the assets of a line of business or the disposition of the Employer's interest in a subsidiary, the benefits attributable to the Annual Profit Sharing Restoration Amount plus Interest thereon shall be distributed upon termination of employment for any reason (including retirement, disability or death), and the benefits attributable to the Annual Savings Restoration Amount plus Interest shall be distributed upon the earlier of termination of employment for any reason (including retirement, disability or death), or a date preselected by the Participant either upon eligibility to participate under the Plan or upon such date or dates as may be determined by the Committee. A Participant whose employment will terminate with the Employer due to the disposition of substantially all of the assets of a line of business or the disposition of the Employer's interest in a subsidiary, will no longer remain an active Participant under the Plan; provided, however, such Participant may elect, prior to the disposition of assets or subsidiary, to continue the deferral of benefits under the Plan as if employment with the new employer were employment with the Employer and benefits under the Plan shall be distributed upon the Participant's termination of employment with the new employer or, if earlier, a date selected by the Participant at the time of the continued deferral.

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

4.02..Hardship.
Payment of part or all of the benefits under this Plan may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be approved by the Committee.


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

5.03..Rights Against the Employer.
The establishment of this Plan shall not be construed as giving to any Participant, Beneficiary, employee or any person whomsoever, any legal, equitable or other rights against the Employer, or its officers, directors, agents or shareholders, except as specifically provided for herein, or its giving to any Participant any equity or other interest in the assets, business or shares of the Employer or giving any employee the right to be retained in the employment of the Employer. All employees and Participants shall be subject to discharge to the same extent that they would have been if this Plan had never been adopted. Subject to the rights of the Employer to terminate this Plan or any benefit hereunder, the rights of a Participant hereunder shall be solely those of an unsecured creditor of the Employer.


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


                                                          Exhibit 10.17
STOCK OPTION AGREEMENT

        THIS STOCK OPTION AGREEMENT (this "Stock Option Agree-ment"), dated as of July 28, 1997, by and between National Semi-conductor Corporation, a Delaware corporation ("Parent"), and Cyrix Corporation, a Delaware corporation (the "Company").

        WHEREAS, concurrently with the execution and delivery of this Stock Option Agreement, Parent, the Company, and Nova Acqui-sition Corp. ("Sub") are entering into an Agreement and Plan of Merger, dated as of the date hereof (the "Merger Agreement"), which provides, among other things, upon the terms and subject to the conditions thereof, for the merger of Sub into the Company (the "Merger"); and

        WHEREAS, as a condition to Parent's willingness to enter into the Merger Agreement, Parent has requested that the Company agree, and the Company has so agreed, to grant to Parent an op-tion with respect to certain shares of the Company's common stock, on the terms and subject to the conditions set forth here-in;

        NOW, THEREFORE, to induce Parent to enter into the Merg-er Agreement, and in consideration of the mutual covenants and agreements set forth herein and in the Merger Agreement, the parties hereto agree as follows:

        1. Grant of Option. The Company hereby grants Parent an irrevocable option (the "Option") to purchase from the Company upon original issue up to a number of shares of common stock, $.004 par value, of the Company ("Company Common Stock") equal to 19.9% of the number of shares of Company Common Stock outstanding on the date of this Stock Option Agreement, subject to adjustment as provided in Section 11 (such shares being referred to herein as the "Company Shares"), in the manner set forth below at an exercise price of $27.59 in cash or 0.825 shares of common stock, $.50 par value, of Parent ("Parent Common Stock") per Company Share, subject to adjustment as provided in Section 2(b) (the "Exercise Price"), payable in cash or Parent Common Stock at Parent's option in accordance with Section 4 hereof. Notwith-standing the foregoing, in no event shall the number of shares for which the Option is exercisable exceed 19.9% of the number of issued and outstanding shares of Company Common Stock. Capital-ized terms used herein but not defined herein shall have the meanings set forth in the Merger Agreement.

        2. Exercise of Option. (a) The Option may be exercised by Parent, in whole or in part, at any time or from time to time after the earliest of: (i) the Merger Agreement becoming termi-nable by Parent under Section 9.1(e) of the Merger Agreement,
(ii) an Acquisition Proposal becoming publicly announced or dis-closed prior to the approval of the Merger by the stockholders of the Company at the Company Meeting or (iii) the receipt by Parent of a Superior Proposal Notice pursuant to Section 7.9(c) of the Merger Agreement, any such event(s) being referred to herein as a "Trigger Event." The Company shall notify Parent promptly in writing of the occurrence of any Trigger Event, it being understood that the giving of such notice by the Company shall not be a condition to the right of Parent to exercise the Option. If Parent wishes to exercise the Option, in whole or in part, Parent shall deliver to the Company a written notice (an "Exercise Notice") specifying the total number of Company Shares it wishes to purchase (the "Designated Number"), the Exercise Price per Company Share (subject to Section 2(b)) and whether the consideration payable by Parent will be in cash or shares of Parent Common Stock. Each closing of a purchase of Company Shares (a "Closing") shall occur at a place, on a date and at a time designated by Parent in an Exercise Notice delivered at least two business days prior to the date of the Closing. The Option shall terminate, unless Parent has theretofore delivered an Exercise Notice, upon the earlier of (i) the Effective Date or
(ii) termination of the Merger Agreement in accordance with its terms. Notwithstanding the foregoing, the Option may not be exercised if Parent is in material breach of any of its material representations or warranties, or in material breach of any of its material covenants or agreements, contained in this Stock Option Agreement or in the Merger Agreement. Upon the giving by Parent to the Company of the Exercise Notice and the tender of the applicable aggregate Exercise Price in either cash or Parent Common Stock, Parent shall be deemed to be the holder of record of the Company Shares issuable upon such exercise, notwithstand-ing that the stock transfer books of the Company shall then be closed or that certificates representing such Company Shares shall not then be actually delivered to Parent.

        (b) Notwithstanding anything to the contrary in this Stock Option Agreement, the Aggregate Spread (as defined below) shall not exceed $27 million less any amount theretofore paid to Parent with respect to the Termination Fee and Expenses in accor-dance with Section 9.2 of the Merger Agreement (the "Maximum Value"). The sum of (i) the Aggregate Spread relating to Company Shares issued to Parent with respect to which Parent has not theretofore exercised its put right under Section 7(a) and (ii) any Termination Fee and Expenses paid to Parent pursuant to Sec-tion 9.2 of the Merger Agreement shall not exceed an aggregate of $27 million. If any exercise of the Option would result in an Aggregate Spread (including the Aggregate Spread in connection with any prior exercises of the Option) in excess of the Maximum Value, the Exercise Price shall be increased such that the Ag-gregate Spread (including the Aggregate Spread in connection with any prior exercises of the Option) shall equal the Maximum Value. As used in this Stock Option Agreement, the "Fair Market Value" of any share shall be the daily closing sales price for such share on the NYSE Composite Tape or the National Association of Securities Dealers, Inc. Automated Quotation System ("NASDAQ"), as the case may be, on the trading day immediately prior to the date such price is to be determined (unless the Exercise Notice is delivered on the date an Acquisition Proposal is first pub-licly announced, in which event the closing sales price on the date such Exercise Notice is delivered shall be used to determine "Fair Market Value") and (ii) the "Aggregate Spread" is defined as the product of (i) the difference between (A) the Fair Market Value of a share of Company Common Stock on the date Parent de-livers the Exercise Notice and (B) $27.59 (or if the Exercise Price is increased pursuant to this Section 2(b), such Exercise Price) multiplied by (ii) the Designated Number with respect to such exercise.

        3. Conditions to Closing; Best Efforts. a) The obli-gation of the Company to issue the Company Shares to Parent here-under is subject to the following conditions: (i) all waiting periods, if any, under the HSR Act, applicable to the issuance of the Company Shares hereunder shall have expired or been terminat-ed; and (ii) no preliminary or permanent injunction or other or-der by any court of competent jurisdiction prohibiting or other-wise restraining such issuance shall be in effect.


       (b) Each of Parent and the Company shall use its best efforts: (i) to make all filings and registrations with, and to obtain all consents, approvals, orders or authorizations of, any Governmental Entity, if any, required in connection with the is-suance of the Company Shares hereunder, and (ii) to make applica-tion to list the Company Shares on the National Market of NASDAQ upon official notice of issuance.

        4. Closing. At any Closing, (i) the Company will de-liver to Parent or its designee a single certificate in defini-tive form representing the Designated Number of Company Shares, such certificate to be registered in the name of Parent and to bear the legend set forth in Section 12(a), and (ii) Parent will deliver to the Company the aggregate price for the Company Shares so designated and being purchased by, at Parent's option, either
(x) wire transfer of immediately available funds or certified check or bank check in an amount equal to the Exercise Price multiplied by the Designated Number or (y) a certificate regis-tered in the name of the Company and bearing the legend set forth in Section 12(b) representing the number of whole shares of Par-ent Common Stock equal to the product of (A) a fraction equal to the Exercise Price divided by $27.59 (which fraction shall equal 1 unless the Exercise Price is increased pursuant to Section 2(b)), multiplied by (B) the Designated Number multiplied by (C) the Exchange Ratio, and rounded to the nearest whole number of shares. The Company shall pay all expenses and any and all Unit-ed States federal, state and local taxes and other charges that may be payable in connection with the preparation, issue and delivery of stock certificates in the name of Parent or its designee under this Section 4. Parent shall pay all expenses and any and all United States federal, state and local taxes and other charges that may be payable in connection with the prepara-tion, issue and delivery of stock certificates in the name of the Company or its designee under this Section 4.

        5.  Representations and Warranties of the Company.  The
Company represents and warrants to Parent as follows:

       (a) The Company has taken all necessary corporate action to authorize and reserve for issuance and to permit it to issue, upon exercise of the Option, and at all times from the date here-of through the expiration of the Option will have reserved, a number of authorized and unissued Company Shares equal to 19.9% of the number of Company Shares issued and outstanding on the date hereof, such amount being subject to adjustment as provided in Section 11, all of which, upon their issuance and delivery in accordance with the terms of this Stock Option Agreement, will be validly issued, fully paid and nonassessable.

       (b) Upon delivery of the Company Shares to Parent upon the exercise of the Option, Parent will acquire the Company
Shares free and clear of all claims, liens, charges, encumbrances and security interests of any nature whatsoever.

       (c) Neither the Company, nor any of its affiliates or anyone acting on its or their behalf, has issued, sold or offered any security of the Company to any person under circumstances, or taken any other action, that would cause the issuance and sale of the Company Shares, as contemplated by this Stock Option Agree-ment, to be subject to the registration requirements of the Secu-rities Act as in effect on the date hereof and, assuming the rep-resentations of Parent contained in Section 6 are true and cor-rect, the issuance, sale and delivery of the Company Shares here-under upon exercise of the Option will be exempt from the regis-tration and prospectus delivery requirements of the Securities Act, as in effect on the date hereof.

       (d) Upon delivery by the Company of any shares of Parent Common Stock to Parent in connection with the exercise of Parent's rights under Section 7(a), and assuming the representa-tions of Parent contained in Section 6 are true and correct, the Company will represent that it owns the shares of Parent Common Stock and Parent will acquire the shares of Parent Common Stock free and clear of all claims, liens, charges, encumbrances and security interests of any nature whatsoever.

       (e) Any shares of Parent Common Stock acquired by the Company upon Parent's exercise of the Option will be acquired for the Company's own account, and will not be acquired by the Com-pany with a view to the distribution thereof in violation of any applicable provision of the Securities Act. The Company has re-ceived copies of all reports filed by Parent pursuant to Section 12, 13 or 14 of the Exchange Act in the preceding twelve months and had an opportunity to ask questions concerning the shares of Parent Common Stock that may be acquired by the Company upon Parent's exercise of the Option and concerning the business and financial affairs of Parent, and to receive answers concerning the same, from representatives of Parent. The Company has such knowledge and experience in business and financial matters as to be capable of utilizing the information which is available to it to evaluate the merits and risks of an investment by the Company in the shares of Parent Common Stock and the Company is able to bear the economic risks of any investment in the shares of Parent Common Stock which the Company may acquire upon Parent's exercise of the Option.

        6. Representations and Warranties of Parent. Parent represents and warrants to the Company as follows:

       (a) All shares of Parent Common Stock issued to the Com-pany in connection with the exercise by Parent of the Option, if any, upon their issuance and delivery in accordance with the terms of this Stock Option Agreement, will be validly issued, fully paid and nonassessable.

       (b) Upon delivery of any shares of Parent Common Stock to the Company upon Parent's exercise of the Option, the Company will acquire the shares of Parent Common Stock free and clear of all claims, liens, charges, encumbrances and security interests of any nature whatsoever.

       (c) Neither Parent, nor any of its affiliates or anyone acting on its or their behalf, has issued, sold or offered any security of Parent to any person under circumstances, or taken any other action, that would cause the issuance and sale of the shares of Parent Common Stock in connection with Parent's exer-cise of the Option, as contemplated by this Stock Option Agree-ment, to be subject to the registration requirements of the Secu-rities Act as in effect on the date hereof and, assuming the rep-resentations of the Company contained in Section 5 are true and correct, the issuance, sale and delivery of the shares of Parent Common Stock hereunder upon Parent's exercise of the Option will be exempt from the registration and prospectus delivery require-ments of the Securities Act, as in effect on the date hereof.

       (d) Upon delivery by Parent of the Company Shares to the Company in connection with the exercise of Parent's rights under
Section 7(a), and assuming the representations of the Company contained in Section 5 are true and correct, Parent shall repre-sent that it owns the Company Shares and the Company will acquire the Company Shares free and clear of all claims, liens, charges, encumbrances and security interests of any nature whatsoever.

       (e) Parent represents and warrants to the Company that any Company Shares acquired upon exercise of the Option will be acquired for Parent's own account, and will not be, and the Op-tion is not being, acquired by Parent with a view to the distri-bution thereof in violation of any applicable provision of the Securities Act. Parent has received copies of all reports filed by the Company pursuant to Section 12, 13 or 14 of the Exchange Act in the preceding twelve months and had an opportunity to ask questions concerning the Company Shares acquired upon exercise of the Option and concerning the business and financial affairs of the Company, and to receive answers concerning the same, from representatives of the Company. Parent has such knowledge and experience in business and financial matters as to be capable of utilizing the information which is available to it to evaluate the merits and risks of an investment by Parent in the Company Shares and Parent is able to bear the economic risks of any in-vestment in the Company Shares which Parent may acquire upon exercise of the Option.

        7.  Certain Repurchases.

       (a) Parent Put. At the request of Parent by written no-tice to the Company (the "Repurchase Notice") at any time after the exercise of the Option and prior to the one-year anniversary of the first Closing of the Option (the "Repurchase Period"), the Company (or any successor entity thereof) shall repurchase from Parent all or any portion of the Company Shares purchased by Par-ent pursuant to the Option, at the price equal to the sum of (A) the aggregate Exercise Price paid by Parent for all Company Shares acquired pursuant to the Option (payable by delivery of the kind (i.e. cash or shares of Parent Common Stock) and amount of consideration paid by Parent to exercise the Option) plus, if any of the events described in clauses 9.2(b)(i), (ii), or (iii) of the Merger Agreement shall have occurred, (B) the Aggregate Spread at the time of the exercises of the Option.

       (b) Payment and Redelivery of Shares. If Parent exer-cises its rights under this Section 7, the Company shall, within three business days thereafter, pay the required amount to Parent in immediately available funds (and/or deliver the shares of Par-ent Common Stock, as the case may be) and Parent shall surrender to the Company the certificates evidencing the Company Shares purchased by Parent pursuant thereto.


       (c) Prohibition of Repurchase. After delivery by Parent of a Repurchase Notice, to the extent that the Company is prohib-ited under any applicable law or regulation from repurchasing the Company Shares in full in accordance with this Section 7, the Company shall immediately so notify Parent and, thereafter, shall deliver to Parent from time to time, promptly and in any event within five business days following the lapse of any such prohi-bition, the repurchase price for that portion of the Company Shares determined pursuant to Section 7(a), with respect to which Parent has delivered such Repurchase Notice (the "Repurchase Price") that it is no longer prohibited from delivering; provid-ed, however, that if the Company at any time after delivery by Parent of a Repurchase Notice pursuant to Section 7(a) is prohib-ited under applicable law or regulation from delivering to Parent the Repurchase Price in full (and the Company hereby undertakes to use all reasonable efforts to obtain all required regulatory and legal approvals and to file any required notices as promptly as practicable in order to accomplish such repurchase), then Par-ent may to that extent revoke its Repurchase Notice, whereupon the Company, in addition to paying such portion of the Repurchase Price as it is permitted to pay, shall promptly deliver to Par-ent, to the extent theretofore surrendered by Parent pursuant to
Section 7(b), a certificate for the Company Shares that the Com-pany is then so prohibited from repurchasing.

        8. Voting of Shares. Following the date hereof and prior to the fifth anniversary of the date hereof (the "Expira-tion Date"), Parent shall vote any shares of capital stock of the Company acquired by Parent pursuant to this Stock Option Agree-ment ("Restricted Shares") or otherwise beneficially owned (with-in the meaning of Rule 13d-3 promulgated under the Exchange Act) by Parent on each matter submitted to a vote of stockholders of the Company for and against such matter in the same proportion as the votes of all other stockholders of the Company are voted (whether by proxy or otherwise) for and against such matter; provided, that Parent may vote in its sole discretion any shares of capital stock of the Company with respect to transactions contemplated by the Merger Agreement or any matters described in
Item 14 of Schedule 14A adopted by the Commission under the Ex-change Act.

        9.  Transfer.

       (a) Restrictions on Transfer. Prior to the Expiration Date, Parent shall not, directly or indirectly, by operation of law or otherwise, sell, assign, pledge or otherwise dispose of or transfer any Restricted Shares beneficially owned by Parent, oth-er than pursuant to Section 7, Section 9(b) or Section 10(a). Prior to the expiration of the Repurchase Period, the Company shall not, directly or indirectly, by operation of law or other-wise, sell, assign, pledge or otherwise dispose of or transfer any shares of Parent Common Stock received by the Company upon exercise of the Option other than pursuant to Section 7, Section 9 or Section 10(b).

       (b) Permitted Sales. Following the termination of the Merger Agreement, Parent shall be permitted to sell any Restrict-ed Shares beneficially owned by it if such sale is made pursuant to a tender or exchange offer that has been approved or recom-mended, or otherwise determined to be fair to and in the best interests of the stockholders of the Company, by a majority of the members of the Board of Directors of the Company, which ma-jority shall include a majority of directors who were directors prior to the announcement of such tender or exchange offer, or in any merger, consolidation or other business combination involving the Company. Following the termination of the Merger Agreement, the Company shall be permitted to sell any shares of Parent Com-mon Stock beneficially owned by it if such sale is made pursuant to a tender or exchange offer that has been approved or recom-mended, or otherwise determined to be fair to and in the best interests of the stockholders of Parent, by a majority of the members of the Board of Directors of Parent, which majority shall include a majority of directors who were directors prior to the announcement of such tender or exchange offer, or in any merger, consolidation or other business combination involving Parent.

       10.  Registration Rights.

       (a) Parent. Following the termination of the Merger Agreement, Parent may by written notice (the "Registration No-tice") to the Company request the Company to register under the Securities Act all or any part of the Restricted Shares benefi-cially owned by Parent (the "Registrable Securities") pursuant to a bona fide firm commitment underwritten public offering in which Parent and the underwriters shall effect as wide a distribution of such Registrable Securities as is reasonably practicable and shall use all reasonable efforts to prevent any person (including any group) and its affiliates from purchasing through such offer-ing Restricted Shares representing more than 1% of the outstand-ing shares of common stock of the Company on a fully diluted ba-sis (a "Permitted Offering"). The Registration Notice shall in-clude a certificate executed by Parent and its proposed managing underwriter, which underwriter shall be an investment banking firm of nationally recognized standing (the "Manager"), stating that (i) they have a good faith intention to commence promptly a Permitted Offering and (ii) the Manager in good faith believes that, based on the then prevailing market conditions, it will be able to sell the Registrable Securities at a per share price equal to at least 80% of the then Fair Market Value of such shares. The Company (and/or any person designated by the Compa-ny) shall thereupon have the option, exercisable by written no-tice delivered to Parent within ten business days after the re-ceipt of the Registration Notice, irrevocably to agree to pur-chase all or any part of the Registrable Securities for cash at a price (the "Option Price") equal to the product of (i) the number of Registrable Securities and (ii) the then Fair Market Value of such shares. Any such purchase of Registrable Securities by the Company (or its designee) hereunder shall take place at a closing to be held at the principal executive offices of the Company or at the offices of its counsel at any reasonable date and time designated by the Company and/or such designee in such notice within 20 business days after delivery of such notice. Any pay-ment for the shares to be purchased shall be made by delivery at the time of such closing of the Option Price in immediately available funds.

        If the Company does not elect to exercise its option pursuant to this Section 10(a) with respect to all Registrable Securities, it shall use all reasonable efforts to effect, as promptly as practicable, the registration under the Securities Act of the unpurchased Registrable Securities; provided, however, that (i) Parent shall be entitled to no more than an aggregate of two effective registration statements hereunder and (ii) the Company will not be required to file any such registration state-ment during any period of time (not to exceed 90 days after such request) when (A) the Company is in possession of material non-public information which it reasonably believes would be detri-mental to be disclosed at such time, and, in the opinion of coun-sel to the Company, such information would have to be disclosed if a registration statement were filed at that time; (B) the Company is required under the Securities Act to include audited financial statements for any period in which such registration statement is to be filed and such financial statements are not yet available for inclusion in such registration statement; or
(C) the Company determines, in its reasonable judgment, that such registration would interfere with any financing, acquisition or other material transaction involving the Company or any of its affiliates. The Company shall use reasonable efforts to cause any Registrable Securities registered pursuant to this Section 10(a) to be qualified for sale under the securities or Blue Sky laws of such jurisdictions as Parent may reasonably request and shall continue such registration or qualification in effect in such jurisdiction; provided, however, that the Company shall not be required to qualify to do business in, or consent to general service of process in, any jurisdiction by reason of this pro-vision.

        The registration rights set forth in this Section 10(a) are subject to the condition that Parent shall provide the Com-pany with such information with respect to such holder's Regis-trable Securities, the plans for the distribution thereof, and such other information with respect to such holder as, in the reasonable judgment of counsel for the Company, is necessary to enable the Company to include in such registration statement all material facts required to be disclosed with respect to a regis-tration thereunder.

        A registration effected under this Section 10(a) shall be effected at the Company's expense, except for underwriting discounts and commissions and the fees and the expenses of coun-sel to Parent, and the Company shall provide to the underwriters such documentation (including certificates, opinions of counsel and "comfort" letters from auditors) as are customary in connec-tion with underwritten public offerings as such underwriters may reasonably require. In connection with any such registration, the parties agree (i) to indemnify each other and the underwrit-ers in the customary manner, (ii) to enter into an underwriting agreement in form and substance customary for transactions of such type with the Manager and the other underwriters participat-ing in such offering, and (iii) to take all further actions which shall be reasonably necessary to effect such registration and sale (including, if the Manager deems it necessary, participating in road-show presentations).

        The Company shall be entitled to include (at its ex-pense) additional shares of its common stock in a registration effected pursuant to this Section 10(a) only if and to the extent the Manager determines that such inclusion will not adversely affect the prospects for success of such offering.



       (b) Company. At any time after the earlier of the Re-purchase Period or such time following the first Closing as Par-ent owns less than 50% of the Restricted Shares paid for with shares of Parent Common Stock (provided that the Company shall retain during the entire Repurchase Period a sufficient number of shares of Parent Common Stock to satisfy any exercise of Parent's rights under Section 7(a)), unless all of the shares of Parent Common Stock could be freely sold without registration under the Securities Act, the Company may by written notice (the "Company Registration Notice") to Parent request Parent to register under the Securities Act all or any part of the shares of Parent Common Stock issued to the Company upon Parent's exercise of the Option and beneficially owned by the Company (the "Registrable Parent Securities") pursuant to a bona fide firm commitment underwritten public offering in which the Company and the underwriters shall effect as wide a distribution of such Registrable Parent Securi-ties as is reasonably practicable and shall use all reasonable efforts to prevent any person (including any group) and its af-filiates from purchasing through such offering Registrable Parent Securities representing more than 1% of the outstanding shares of common stock of Parent on a fully diluted basis (a "Permitted Parent Offering"). The Company Registration Notice shall include a certificate executed by the Company and its proposed managing underwriter, which underwriter shall be an investment banking firm of nationally recognized standing (the "Company Manager"), stating that (i) they have a good faith intention to commence promptly a Permitted Parent Offering and (ii) the Company Manager in good faith believes that, based on the then prevailing market conditions, it will be able to sell the Registrable Parent Secu-rities at a per share price equal to at least 80% of the then Fair Market Value of such shares. Parent (and/or any person des-ignated by Parent) shall thereupon have the option, exercisable by written notice delivered to the Company within ten business days after the receipt of the Company Registration Notice, irre-vocably to agree to purchase all or any part of the Registrable Parent Securities for cash at a price (the "Parent Option Price") equal to the product of (i) the number of Registrable Parent Se-curities and (ii) the then Fair Market Value of such shares.
Any such purchase of Registrable Parent Securities by Parent (or its designee) hereunder shall take place at a closing to be held at the principal executive offices of Parent or at the offices of its counsel at any reasonable date and time designated by Parent and/or such designee in such notice within 20 business days after delivery of such notice. Any payment for the shares to be pur-chased shall be made by delivery at the time of such closing of the Parent Option Price in immediately available funds.

        If Parent does not elect to exercise its option pursuant to this Section 10(b) with respect to all Registrable Parent Securities, it shall use all reasonable efforts to effect, as promptly as practicable, the registration under the Securities Act of the unpurchased Registrable Parent Securities; provided, however, that (i) the Company shall be entitled to no more than an aggregate of two effective registration statements hereunder and (ii) Parent will not be required to file any such registra-tion statement during any period of time (not to exceed 90 days after such request) when (A) Parent is in possession of material non-public information which it reasonably believes would be detrimental to be disclosed at such time, and, in the opinion of counsel to Parent, such information would have to be disclosed if a registration statement were filed at that time; (B) Parent is required under the Securities Act to include audited financial statements for any period in which such registration statement is to be filed and such financial statements are not yet available for inclusion in such registration statement; or (C) Parent de-termines, in its reasonable judgment, that such registration would interfere with any financing, acquisition or other material transaction involving Parent or any of its affiliates. Parent shall use reasonable efforts to cause any Registrable Parent Securities registered pursuant to this Section 10(b) to be quali-fied for sale under the securities or Blue Sky laws of such ju-risdictions as the Company may reasonably request and shall con-tinue such registration or qualification in effect in such ju-risdiction; provided, however, that Parent shall not be required to qualify to do business in, or consent to general service of process in, any jurisdiction by reason of this provision.

        The registration rights set forth in this Section 10(b) are subject to the condition that the Company shall provide Par-ent with such information with respect to such holder's Regis-trable Parent Securities, the plans for the distribution thereof, and such other information with respect to such holder as, in the reasonable judgment of counsel for Parent, is necessary to enable Parent to include in such registration statement all material facts required to be disclosed with respect to a registration thereunder.

        A registration effected under this Section 10(b) shall be effected at Parent's expense, except for underwriting dis-counts and commissions and the fees and the expenses of counsel to the Company, and Parent shall provide to the underwriters such documentation (including certificates, opinions of counsel and "comfort" letters from auditors) as are customary in connection with underwritten public offerings as such underwriters may rea-sonably require. In connection with any such registration, the parties agree (i) to indemnify each other and the underwriters in the customary manner, (ii) to enter into an underwriting agree-ment in form and substance customary for transactions of such type with the Company Manager and the other underwriters partici-pating in such offering, and (iii) to take all further actions which shall be reasonably necessary to effect such registration and sale (including, if the Company Manager deems it necessary, participating in road-show presentations).

        Parent shall be entitled to include (at its expense) additional shares of its common stock in a registration effected pursuant to this Section 10(b) only if and to the extent the Company Manager determines that such inclusion will not adversely affect the prospects for success of such offering.

       11. Adjustment Upon Changes in Capitalization. Without limiting any restriction on the Company contained in this Stock Option Agreement or in the Merger Agreement, in the event of any change in Company Common Stock by reason of stock dividends, split-ups, mergers (other than the Merger), recapitalizations, combinations, exchanges of shares or the like, the type and num-ber of shares or securities subject to the Option, and the pur-chase price per share provided in Section 1, shall be adjusted appropriately to restore to Parent its rights hereunder, includ-ing the right to purchase from the Company (or its successors) shares of Company Common Stock representing 19.9% of the out-standing Company Common Stock for the aggregate Exercise Price calculated as of the date of this Stock Option Agreement as pro-vided in Section 1, subject to adjustment as provided in Section 2(b).

       12. Restrictive Legends. (a) Each certificate repre-senting shares of Company Common Stock issued to Parent hereunder shall include a legend in substantially the following form:

        THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY BE REOFFERED OR SOLD ONLY IF SO REGIS-TERED OR IF AN EXEMPTION FROM SUCH REGISTRATION IS AVAILABLE. SUCH SECURITIES ARE ALSO SUBJECT TO ADDI-TIONAL RESTRICTIONS ON TRANSFER AS SET FORTH IN THE STOCK OPTION AGREEMENT, DATED AS OF JULY 28, 1997, A COPY OF WHICH MAY BE OBTAINED FROM THE ISSUER UPON RE-QUEST.

        (b) Each certificate representing shares of Parent Com-mon Stock issued to the Company hereunder shall include a legend in substantially the following form:

        THE SECURITIES REPRESENTED BY THIS CERTIFICATE HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED, AND MAY
BE REOFFERED OR SOLD ONLY IF SO REGISTERED OR IF AN EXEMPTION
FROM SUCH REGISTRATION IS AVAILABLE. SUCH SECURITIES ARE ALSO SUBJECT TO ADDITIONAL RESTRICTIONS ON TRANSFER AS SET FORTH IN
THE STOCK OPTION AGREEMENT, DATED AS OF JULY 28, 1997, A COPY OF WHICH MAY BE OBTAINED FROM THE ISSUER UPON REQUEST.

        (c) It is understood and agreed that: (i) the referenc-es to the resale restrictions of the Securities Act in the above legends shall be removed by delivery of substitute certificate(s) without such reference if the holder shall have delivered to the issuer a copy of a letter from the staff of the Securities and Exchange Commission, or an opinion of counsel, in form and sub-stance satisfactory to the issuer, to the effect that such legend is not required for purposes of the Securities Act; (ii) the reference to the provisions to this Stock Option Agreement in the above legends shall be removed by delivery of substitute certifi-cate(s) without such reference if the shares have been sold or transferred in compliance with the provisions of this Stock Op-tion Agreement and under circumstances that do not require the retention of such reference; and (iii) the legend shall be re-moved in its entirety if the conditions in the preceding clauses
(i) and (ii) are both satisfied. In addition, such certificates shall bear any other legend as may be required by law. Certifi-cates representing shares sold in a registered public offering pursuant to Section 10 shall not be required to bear the legends set forth in this Section 12.

       13. Binding Effect; No Assignment; No Third-Party Bene-ficiaries. This Stock Option Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and permitted assigns. Except as expressly provided for in this Stock Option Agreement, neither this Stock Option Agreement nor the rights or the obligations of either party here-to are assignable, except by operation of law, or with the writ-ten consent of the other party. Nothing contained in this Stock Option Agreement, express or implied, is intended to confer upon any person other than the parties hereto and their respective permitted assigns any rights or remedies of any nature whatsoever by reason of this Stock Option Agreement. Any Restricted Shares or shares of Parent Common Stock sold by a party in compliance with the provisions of Section 10 shall, upon consummation of such sale, be free of the restrictions imposed with respect to such shares by this Stock Option Agreement, unless and until such party shall repurchase or otherwise become the beneficial owner of such shares, and any transferee of such shares shall not be entitled to the registration rights of such party.

       14. Specific Performance. The parties hereby acknowl-edge and agree that the failure of the Company to perform its agreement and covenants hereunder will cause irreparable injury to Parent for which damages, even if available, will not be an adequate remedy. Accordingly, the Company hereby consents to the issuance of injunctive relief by any court of competent jurisdic-tion to compel performance of the Company's obligations and to the granting by any such court of the remedy of specific perfor-mance of its obligations hereunder.

       15. Entire Agreement. This Stock Option Agreement and the Merger Agreement (including the exhibits and schedules there-to) constitute the entire agreement of the parties and supersede all prior agreements and undertakings, both written and oral, among the parties, with respect to the subject matter hereof.

       16. Further Assurances. Each party will execute and deliver all such further documents and instruments and take all such further action as may be necessary in order to consummate the transactions contemplated hereby.

       17. Validity. The invalidity or unenforceability of any provision of this Stock Option Agreement shall not affect the validity or enforceability of the other provisions of this Stock Option Agreement or the provisions of the Merger Agreement, which shall remain in full force and effect. If any court or other Governmental Entity holds any provisions of this Stock Option Agreement to be null, void or unenforceable, the parties hereto shall negotiate in good faith the execution and delivery of an amendment to this Stock Option Agreement in order, as nearly as possible, to effectuate, to the extent permitted by law, the intent of the parties hereto with respect to such provision and the economic effects thereof. If for any reason any such court or other Governmental Entity determines that Parent is not per-mitted to acquire, or the Company is not permitted to repurchase pursuant to Section 7, the full number of shares of Company Com-mon Stock provided in Section 1 hereof (as the same may be ad-justed), it is the express intention of the Company to allow Parent to acquire or to require the Company to repurchase such lesser number of shares as may be permissible, without any amend-ment or modification hereof. Each party agrees that, should any court or other Governmental Entity hold any provision of this Stock Option Agreement or part hereof to be null, void or unen-forceable, or order any party to take any action inconsistent herewith, or not take any action required herein, the other party shall not be entitled to specific performance of such provision or part hereof or to any other remedy, including, without limita-tion, money damages, for breach hereof or of any other provision of this Stock Option Agreement or part hereof as the result of such holding or order.

       18. Notices. All notices and other communications here-under shall be in writing and shall be deemed given in the manner provided in the Merger Agreement.

       19. Governing Law. This Stock Option Agreement shall be governed by, and construed in accordance with, the laws of the State of Delaware (without giving effect to the provisions there-of relating to conflicts of law).

       20. Headings. The headings contained in this Stock Op-tion Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Stock
Option Agreement.

       21. Counterparts. This Stock Option Agreement may be executed in multiple counterparts, and by the different parties hereto in separate counterparts, each of which when executed shall be deemed to be an original but all of which taken together shall constitute one and the same agreement.

       22. Expenses. Except as otherwise expressly provided herein or in the Merger Agreement, all costs and expenses in-curred in connection with the transactions contemplated by this Stock Option Agreement shall be paid by the party incurring such expenses.

       23. Amendments; Waiver. This Stock Option Agreement may be amended by the parties hereto, and the terms and conditions hereof may be waived, only by an instrument in writing signed on behalf of each of the parties hereto or, in the case of a waiver, by an instrument signed on behalf of the party waiving compli-ance.

       24. Extension of Time Periods. The time periods for exercise of certain rights under Sections 2, 7 and 10 shall be extended (i) to the extent necessary to obtain all regulatory approvals for the exercise of such rights and for the expiration of all statutory waiting periods and (ii) to the extent necessary to avoid any liability under Section 16(b) of the Exchange Act by reason of such exercise.

       25. Replacement of Option. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Stock Option Agreement, and (in the case of loss, theft or destruction) of reasonably satisfacto-ry indemnification, and upon surrender and cancellation of this Stock Option Agreement, if mutilated, the Company will execute and deliver a new agreement of like tenor and date.

       IN WITNESS WHEREOF, the parties hereto have caused this Stock Option Agreement to be executed by their respective duly authorized officers as of the date first above written.


                           NATIONAL SEMICONDUCTOR CORPORATION



                           By /s/ Donald Macleod
                              Name   Donald Macleod
                              Title  CFO




                           CYRIX CORPORATION



                           By /s/ James W. Swent III
                              Name   James W. Swent III
                              Title  Sr. V.P.



                                                          Exhibit 11.0

                NATIONAL SEMICONDUCTOR CORPORATION
    CALCULATION OF EARNINGS PER SHARE-ASSUMING FULL DILUTION (1)
              (in millions, except per share amounts)

                                                Year ended
                                       -----------------------------
                                       May 25,    May 26,    May 28,
                                        1997       1996       1995
                                       ------     ------     ------

Net income, as reported                $27.5      $185.4     $264.2
Adjustment for interest on
 convertible notes                       6.2         5.8         -
                                       ------     ------     ------
Net income                            $ 33.7      $191.2     $264.2

Number of shares:
 Weighted average common shares
  outstanding                          140.1       129.3      121.4
 Weighted average common equivalent
  shares, net of tax benefit             2.5         3.2        3.8
                                       ------     ------     ------
Weighted average common and common
 equivalent shares                     142.6       132.5      125.2
Additional weighted average common
 equivalent shares assuming
  full dilution                          0.3          -         0.1
Shares issuable from assumed
 conversion of preferred shares           -          6.1       12.2
Shares issuable from assumed
 conversion of convertible notes         6.0         4.0         -
                                       ------     ------     ------
Weighted average common and common
 equivalent shares assuming
 full dilution                         148.9 (1)   142.6 (1)  137.5
                                       ======     ======     ======
Earnings per share:
 Net income                          $  0.23     $  1.34    $  1.92
                                       ======     ======     ======

-------------------------------------------

(1) For fiscal 1997 and 1996, this calculation is submitted in accordance with Regulation S-K Item 601 (b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.


                                                            Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 25, 1997, all of which are included in the consolidated financial statements of the registrant:

                                  State or                    Percent of
                                   other      Other country     voting
                                jurisdiction     in which     securities
                                     of       subsidiary is    owned by
Name                           incorporation   registered      National
----                           -------------  -------------   ----------
National Semiconductor
 International, Inc.              Delaware                       100%
Mediamatics, Inc.                 California                     100%
National Semiconductor            Delaware                       100%
 International, Inc.
National Semiconductor
 Netsales, Inc.                   Delaware                       100%
National Semiconductor
 (Maine), Inc.                    Delaware                       100%
Comlinear Corporation             Delaware                       100%
ASIC II Limited                   Hawaii                         100%
National Semiconductor
 B.V. Corporation                 Delaware                       100%
National Semiconductor            France                         100%
 France S.A.R.L.
National Semiconductor GmbH       Germany                        100%
National Semiconductor            Israel                         100%
 (I.C.) Ltd.
National Semiconductor Sp.A.      Italy                          100%
National Semiconductor A.B.       Sweden                         100%
National Semiconductor            Great Britain  Denmark/        100%
                                                 Ireland/
                                                 Finland/
                                                 Norway
National Semiconductor            Netherlands                    100%
 Benelux B.V.
National Semiconductor B.V.       Netherlands                    100%
National Semiconductor            Switzerland                    100%
 International
 Finance S.A.
Natsem India Designs Pvt.         India                          100%
National Semiconductor            Australia                      100%
 (Australia)  Pty. Ltd.
National Semiconductor            Hong Kong                      100%
 (Hong Kong) Limited
National Semiconductor            Hong Kong      Taiwan          100%
 (Far East) Limited
NSM International Limited         Hong Kong                       50%
National Semiconductor            Hong Kong                       51%
 Sunrise Hong Kong Limited
National Semiconductor            Japan                          100%
 Japan Ltd.
National Semiconductor            Malaysia                       100%
 SDN. BHD.



                                                           Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT


                                 State or                     Percent of
                                  other       Other country     voting
                               jurisdiction      in which     securities
Name                               of        subsidiary is    owned by
----                           ------------   -------------   ----------
National Semiconductor           Malaysia                         100%
 Technology SDN. BHD.
National Semiconductor Pte.      Singapore                        100%
 Ltd.
National Semiconductor           Singapore                        100%
 Asia Pacific Pte. Ltd.
National Semiconductor           Singapore                        100%
 Manufacturer Singapore
 Pte. Ltd.
National Semiconductor           People's
 Sunrise of Shanghai             Republic
 Limited                         of China                          51%
National Semiconductor           Canada                           100%
 Canada Inc.
National Semicondutores          Brazil                           100%
 do Brasil Ltda.
Electronica NSC de Mexico,       Mexico                           100%
 S.A.
ASIC Limited                     Bermuda                          100%


                                                           Exhibit 24.0
                           POWER OF ATTORNEY


              KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Brian L. Halla, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1997 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

              IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

              SIGNATURE                               DATE
              ---------                               ----


    //S// BRIAN L. HALLA                           June 26, 1997
    --------------------
          Brian L. Halla

    //S// GARY P. ARNOLD                           June 26, 1997
    --------------------
          Gary P. Arnold

    //S// ROBERT BESHAR                            June 26, 1997
    -------------------
          Robert Beshar

    //S// MODESTO A. MAIDIQUE                      June 26, 1997
    -------------------------
          Modesto A. Maidique

    //S// EDWARD R. McCRACKEN                      June 26, 1997
    -------------------------
          Edward R. McCracken

    //S// J. TRACY O'ROURKE                        June 26, 1997
    -----------------------
          J. Tracy O'Rourke

    //S// CHARLES E. SPORCK                        June 26, 1997
    -----------------------
          Charles E. Sporck

    //S// DONALD E. WEEDEN                         June 26, 1997
    ----------------------
          Donald E. Weeden

    //S// DONALD MACLEOD                           July 14, 1997
    --------------------
          Donald Macleod

    //S// RICHARD D. CROWLEY, JR.                  July 7, 1997
    -----------------------------
          Richard D. Crowley, Jr.