Form 10-Q
period 1997-08-24
NATIONAL SEMICONDUCTOR CORP
filed 1997-10-01
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the quarterly period ended August 24, 1997

                                  OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934
For the transition period from           to           .
Commission File Number: 1-6453

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class                      Outstanding at August 24,1997.
-------------------                      -----------------------------
Common stock, par value $0.50 per share            146,912,719


NATIONAL SEMICONDUCTOR CORPORATION

INDEX


Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months Ended
   August 24, 1997 and August 25, 1996                       3

Condensed Consolidated Balance Sheets (Unaudited)
  as of August 24, 1997 and May 25, 1997                     4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Three Months Ended
  August 24, 1997 and August 25, 1996                        5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                      9

Part II.  Other Information

Legal Proceedings                                           13

Exhibits and Reports on Form 8-K                            13

Signature                                                   15



PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 24,   Aug. 25,
                                                  1997       1996
                                                 -------    -------
Net sales                                        $ 600.8    $ 566.1

Operating costs and expenses:
 Cost of sales                                     351.4      393.9
 Research and development                          101.7       86.8
 Selling, general and administrative                73.9       94.0
 Special items:
   Restructuring of operations                        -       256.3
   In-process R&D charge                              -        10.6
                                                 -------    -------
   Total operating costs and expenses              527.0      841.6
                                                 -------    -------
Operating income(loss)                              73.8     (275.5)

Interest income, net                                12.7        1.3
Other income(expense), net                           7.0       (2.7)
                                                 -------    -------
Income(loss) before income taxes                    93.5     (276.9)
Income tax provision(benefit)                       23.4      (69.3)
                                                 -------    -------
Net income(loss)                                 $  70.1    $(207.6)
                                                 =======    =======

Earnings per common share:
     Primary                                      $ 0.47     $(1.51)
     Fully diluted                                $ 0.45     $(1.51)

Weighted average common shares:
     Primary                                       149.9      137.7
     Fully diluted                                 156.7      137.7

Income(loss) used in primary and fully diluted
  earnings per common share                     $   70.1   $ (207.6)

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                Aug. 24,   May 25,
                                                  1997       1997
                                                --------   --------
ASSETS
Current assets:
  Cash and cash equivalents                     $  659.6   $  832.1
  Short-term marketable investments                119.1       57.6
  Receivables, net                                 301.8      255.8
  Inventories                                      193.9      181.4
  Deferred tax assets                              168.5      168.5
  Other current assets                              51.9       57.2
                                                --------   --------
     Total current assets                        1,494.8    1,552.6

Property, plant and equipment                    2,455.0    2,271.9
  Less accumulated depreciation                 (1,049.1)  (1,008.5)
                                                --------   --------
  Net property, plant and equipment              1,405.9    1,263.4
Other assets                                        98.4       98.1
                                                --------   --------
Total assets                                    $2,999.1   $2,914.1
                                                ========   ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                   $   32.8   $   12.3
  Accounts payable                                 248.2      248.0
  Accrued expenses                                 270.7      293.4
  Income taxes                                     236.6      237.7
                                                --------   --------
     Total current liabilities                     788.3      791.4

Long-term debt                                     302.6      324.3
Other noncurrent liabilities                        53.2       49.6
                                                --------   --------
   Total liabilities                             1,144.1    1,165.3
                                                --------   --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                      73.4       72.6
  Additional paid-in capital                     1,108.7    1,070.7
  Retained earnings                                672.9      605.5
                                                --------   --------
   Total shareholders' equity                    1,855.0    1,748.8
                                                --------   --------
Total liabilities and shareholders' equity      $2,999.1   $2,914.1
                                                ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                  Three Months Ended
                                                  ------------------
                                                  Aug. 24,  Aug. 25,
                                                   1997      1996
                                                  -------   -------
Cash flows from operating activities:
Net income(loss)                                 $  70.1    $(207.6)
Adjustments to reconcile net income(loss)
  with net cash provided by (used in) operations:
  Depreciation and amortization                     56.8       65.3
  (Gain)/loss on sale of investments                (6.7)       3.0
  Tax benefit associated with stock options          9.0        1.7
  In-process research and development charge          -        10.6
  Loss on disposal of equipment                      4.2        0.3
  Write down of inventory                             -        15.1
  Restructuring of operations                         -       256.3
  Other, net                                         0.1        2.7
  Changes in certain assets and liabilities, net:
    Receivables                                    (46.0)      (7.7)
    Inventories                                    (12.5)       7.0
    Other current assets                             5.3        9.1
    Accounts payable and accrued expenses          (20.0)    (108.1)
    Current and deferred income taxes               (2.2)     (78.0)
    Other liabilities                                4.7       (4.5)
                                                 -------     -------
Net cash provided by (used in) operating            62.8      (34.8)
 activities                                      -------     -------

Cash flows from investing activities:
Purchase of property, plant and equipment         (196.3)    (105.2)
Sale and maturity of marketable investments        524.2      275.0
Purchase of marketable investments                (577.0)    (252.1)
Business acquisition, net of cash acquired            -       (15.4)
Purchase of investments and other, net              (8.8)      (7.1)
                                                 -------    -------
Net cash used in investing activities             (257.9)    (104.8)
                                                 -------    -------

Cash flows from financing activities:
Issuance of debt                                     0.4        1.5
Repayment of debt                                   (1.6)      (5.3)
Issuance of common stock, net                       23.8        8.6
                                                 -------    -------
Net cash provided by financing activities           22.6        4.8
                                                 -------    -------

Net change in cash and cash equivalents           (172.5)    (134.8)
Cash and cash equivalents at beginning of period   832.1      442.4
                                                 -------    -------
Cash and cash equivalents at end of period       $ 659.6    $ 307.6
                                                 =======    =======

See accompanying Notes to Condensed Consolidated Financial Statements



Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 25, 1997.

     Earnings Per Share: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic earnings per share (EPS) and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. As permitted under SFAS No. 128, the Company is presenting the following pro forma earnings per common share, as if SFAS No. 128 was effective for the periods presented:

 Three Months Ended
                                                 ------------------
                                                 Aug. 24,   Aug. 25,
                                                  1997       1996
                                                 -------    -------
Earnings per common share:
     Basic                                      $ 0.48      ($1.51)
     Diluted                                    $ 0.45      ($1.51)

Weighted average common shares:
     Basic                                      146.0        137.7
     Diluted                                    156.0        137.7

Financial Instruments   As more fully described on pages 33-36 in the
Company's 1997 Annual Report on Form 10-K, the Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the condensed consolidated statements of cash flows.



Note 2.  Components of Inventories

The components of inventories were:
(in millions)                                    Aug. 24,   May 25,
                                                   1997      1997
                                                 -------    -------
Raw materials                                    $  16.9    $  15.4
Work in process                                    125.5      118.8
Finished goods                                      51.5       47.2
                                                 -------    -------
     Total inventories                           $ 193.9    $ 181.4
                                                 =======    =======



Note 3.  Other Income(Expense), Net

Components of other income(expense), net, were:
(in millions)                                    Aug. 24,   Aug. 25,
                                                  1997       1996
                                                 -------    -------
Net intellectual property income                 $   0.3    $   0.3
Gain(loss) on investments, net                       6.7       (3.0)
                                                 -------    -------
     Total other income(expense), net            $   7.0   $  ( 2.7)
                                                 =======    =======



Note 4.  Statement of Cash Flow Information
(in millions)
                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 24,   Aug. 25,
                                                  1997       1996
                                                 --------   --------
Supplemental Disclosure of Cash Flow
------------------------------------
  Information
  -----------
Cash paid for:
    Interest                                     $   1.2    $   2.1
    Income taxes                                    15.2        4.0

Supplemental Schedule of Noncash Investing
------------------------------------------
  and Financing Activities
  ------------------------
  Issuance of stock for employee benefit plans   $   2.5    $   3.2
  Tax benefit for employee stock option plans        9.0        1.7
  Unrealized loss on available-for-sale
    securities                                       2.7        5.0
  Unearned compensation charge relating to
    restricted stock issuance                         -         6.7
  Restricted stock cancellation                      0.2         -
  Amortization of unearned compensation charge       3.7        0.3



Note 5.  Merger

On July 28, 1997, the Company announced that it had entered into a definitive merger agreement with Cyrix Corporation (Cyrix). Cyrix designs, develops and markets IBM personal computer software-compatible microprocessors for the personal computer industry and is a source of X86 microprocessors of original design for the personal computer marketplace.

Under the terms of the agreement, each share of Cyrix common stock will be exchanged for 0.825 of a share of National common stock. According to Cyrix, as of June 29, 1997, Cyrix had approximately 19.7 million shares of common stock outstanding, exclusive of approximately 0.5 million treasury shares. Accordingly, it is expected that approximately
16.2 million shares of National common stock will be issued in the merger. National will also reserve for issuance approximately 5.6 million shares of National common stock, which may be issued from time to time to holders of Cyrix convertible notes and stock options, and to participants in the Cyrix Employees Stock Purchase Plan.

The merger requires the approval of Cyrix's stockholders and is subject to regulatory approvals and other customary conditions. It is currently expected that the transaction will be completed in November 1997. The Company expects to recognize a special charge related to certain acquisition and related expenses in its second quarter of fiscal 1998 when the transaction is expected to be completed. The transaction is intended to be accounted for as a pooling of interests and to qualify as a tax-free reorganization.



Note 6.  Contingencies
In fiscal 1997, the Company received notices of assessment totalling approximately $59.2 million from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes that adequate accruals have been recorded for the years in question.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

Overview   National Semiconductor Corporation (National or the
Company) recorded net sales of $600.8 million for the first quarter of fiscal 1998, a 6.1 percent increase from net sales of $566.1 million for the first quarter of fiscal 1997. Net income was $70.1 million for the first quarter of fiscal 1998 compared to a net loss of $207.6 million for the first quarter of fiscal 1997. These results reflect a comparison to operating results for the first quarter of fiscal 1997 that included the Fairchild Semiconductor operations (Fairchild), which the Company divested in the fourth quarter of fiscal 1997.

The Company has presented management's discussion and analysis of financial condition and results of operations to also include comparison to fiscal 1997 of the Company's core business without Fairchild. The Company's core business includes the Analog Group, the Communications and Consumer Group, and the Personal Systems Group. The following selected financial information is presented for such comparative purposes. The selected financial information for the quarter ended August 25, 1996 for the Company's core business excludes special items and the effect of special charges related to the Company's reorganization of its operating structure in the first quarter of fiscal 1997:
                                             Three Months Ended
                                      ----------------------------------
(in millions)                         Aug. 24, 1997     Aug. 25, 1996
                                      -------------   ------------------
                                                        Core     Total
                                                      Business  Company
                                                      --------  --------
Net sales                                   $600.8     $433.5    $566.1
Gross profit                                $249.4     $162.0    $172.2
Gross margin                                 41.5%      37.4%     30.4%
Research and development                    $101.7      $82.3     $97.4
Selling, general and administrative          $73.9      $75.3     $94.0
Net income (loss)                            $70.1       $2.8   $(207.6)

Sales   Sales of $600.8 million for the first quarter of fiscal 1998 increased 38.6 percent compared to sales of $433.5 million for the same period of fiscal 1997 for the Company's core business. This growth resulted from improved new order rates the Company experienced through the summer period. The increase in sales reflects the continued growth in sales for wide area network products including wireless communication products, local area network products and personal computer products, which grew 18.6 percent, 47.1 percent and 33.3 percent, respectively, for the first quarter of fiscal 1998 over the first quarter of fiscal 1997. Sales for multimarket analog products also grew 51.1 percent for the first quarter of fiscal 1998 over the same period of fiscal 1997. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments resulted in increased sales despite some modest price declines, particularly in the LAN Ethernet products.

Gross Margin   Gross margin as a percentage of sales was 41.5 percent
for the first quarter of fiscal 1998 compared to 30.4 percent for the same period of fiscal 1997. Gross margin for the first quarter of fiscal 1998 improved over gross margin of 37.4 percent for the Company's core business which excludes the effect of Fairchild and special charges of $18.7 million related to the Company's reorganization in the first quarter of fiscal 1997. The primary factor contributing to the improvement was increased factory utilization which reached 87 percent in the first quarter of fiscal 1998 as new orders continued to grow during the summer.

Research and Development   Research and development (R&D) expenses for
the first quarter of fiscal 1998 increased by 4.4 percent from the first quarter of fiscal 1997. Excluding the effect of Fairchild and a $10.6 million special charge for in-process R&D related to the acquisition of the PicoPower division of Cirrus Logic Inc. from the first quarter of fiscal 1997, R&D expenses for the first quarter of fiscal 1998 increased by 23.6 percent over R&D expenses of $82.3 million for the Company's core business. Although the Company increased its investment in R&D for the first quarter of fiscal 1998 over the same quarter of fiscal 1997 for the core business, R&D expenses as a percentage of sales decreased to 16.9 percent from 19.0 percent as the increase in sales of 38.6 percent exceeded the increase in R&D expenses. Overall, the increase in R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology that is part of the Company's focus on state-of-the-art process technology, which has been set as one of the Company's strategic imperatives. The increase also reflects the Company's continued investment in the development of new analog and mixed signal based products for applications in the personal systems, communications and consumer markets.

Selling, General and Administrative   Selling, general and
administrative (SG&A) expenses for the first quarter of fiscal 1998 decreased by 21.4 percent from the first quarter of fiscal 1997. Excluding the Fairchild SG&A expenses from the first quarter of fiscal 1997, SG&A expenses for the first quarter of fiscal 1998 decreased by
1.9 percent from SG&A expenses of $75.3 million for the Company's core business. While the Company held expenses relatively flat year to year, as a percentage of sales, SG&A expenses decreased to 12.3 percent from
17.4 percent for the same quarter of fiscal 1997 for the core business as sales grew by 38.6 percent. The decrease reflects the effect of centralization initiatives implemented in connection with the Company's fiscal 1997 reorganization that have reduced the Company's infrastructure.

Interest Income and Interest Expense   Net interest income was $12.7
million for the first quarter of fiscal 1998 compared to $1.3 million in the first quarter of fiscal 1997. The increase was primarily attributable to interest earned on higher cash balances. In addition, the Company capitalized $5.4 million of interest associated with capital expansion projects for the first quarter of fiscal 1998, compared to 1.6 million for the same quarter of fiscal 1997.

Other Income, Net   Other income, net was $7.0 million for the first
quarter of fiscal 1998 compared to other expense, net of $2.7 million for the first quarter of fiscal 1997. Included in other income, net for the first quarter of fiscal 1998 was $0.3 million of net intellectual property income and a $6.7 million net gain from the sale of stock from the Company's investment holdings. Other expense, net for the first quarter of fiscal 1997 includes $0.3 million of net intellectual property income offset by a $3.0 million net loss on investments primarily attributable to the write down of an investment to net realizable value.

Income Tax Expense   Income tax expense for the first quarter of fiscal
1998 is based on the Company's expected effective tax rate for fiscal 1998 of 25 percent.

Financial Condition   During the first quarter of fiscal 1998, cash and
cash equivalents decreased $172.5 million compared to a $134.8 million decrease for the first quarter of fiscal 1997. The decrease was primarily the result of the Company's continued investment in property, plant and equipment of $196.3 million and net purchases of marketable investments of $52.8 million that offset cash flows generated from operating activities of $62.8 million and proceeds from issuance of common stock of $23.8 million. This compares to $105.2 million of investment in property, plant and equipment together with $34.8 million of cash used in operating activities for the first quarter of fiscal 1997.

Management foresees significant cash outlays for plant and equipment throughout fiscal 1998. The capital expenditure level for fiscal 1998 is expected to be slightly higher than the fiscal 1997 level.
Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1998 capital investments.

Outlook   The statements contained in this Outlook and in the Financial
Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements. In addition to the risk factors discussed in the Outlook and Financial Condition sections of Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 23 through 25 of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 1998.

As business conditions for the semiconductor industry improved in calendar 1997, the Company experienced significant improvement in new order rates. New orders were strong and continued to grow through the summer period. Although the Company expects this trend to continue through fiscal 1998, there is a risk that the improvement in new order rates may be temporary. If the rate of new orders does not continue to increase, the Company may be unable to sustain the level of revenue growth expected for fiscal 1998 and operating results will be unfavorably affected. Additionally, the rate of orders and product pricing may be affected by continued and increasing competition and by growth rates in the personal computer and networking industries.

The Company expects to continue to pursue opportunities to acquire key technology to augment its technical capability or to achieve faster time to market as an alternative to internally developing such technology.
In addition to the Company's regular involvement in licensing arrangements and joint venture relationships, these opportunities are expected to include business acquisitions. With such acquisitions, there is the risk that future operating performance may be unfavorably impacted due to acquisition related costs, such as but not limited to, in-process R&D charges, added R&D expenses, lower gross margins from acquired product portfolios and restructure costs associated with duplicate facilities.

In July 1997, the Company entered into a definitive merger agreement with Cyrix Corporation (Cyrix). Cyrix designs, develops and markets
IBM personal computer software-compatible microprocessors and is a supplier of high-performance microprocessors to the personal computer industry. Under the terms of the agreement, each share of Cyrix common stock will be exchanged for 0.825 of a share of National common stock.
It is expected that approximately 16.2 million shares of National common stock will be issued in the merger and an additional 5.6 million shares of National common stock will be reserved for issuance in the future to holders of Cyrix convertible notes and stock options, and to participants in the Cyrix Employees Stock Purchase Plan. The merger, which is expected to be completed in November 1997, is also intended to be accounted for as a pooling of interests. While the Company expects to recognize special charges related to certain acquisition and related expenses associated with the transaction in its second quarter when the transaction is expected to be completed, the amount of these costs and its impact to the Company's operating results have not yet been determined. The Company believes the technologies and capabilities of each company are complementary and the separate operations compatible, however, the integration of the companies may have an unfavorable impact on future operating results if the Company encounters unforeseen obstacles or is unable to successfully execute its integration plan.
Since the merger is expected to be accounted for as a pooling of interests, the assets and liabilities of Cyrix will be combined with the Company's consolidated financial statements and the Company will restate its historical financial statements to include the Cyrix financial statements as if the two companies had been previously combined.

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



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 25, 1997.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
     --------

2.1   Agreement and Plan of Merger by and among National
      Semiconductor Corporation, Nova Acquisition Corporation and Cyrix Corporation dated as of July 28, 1997 (incorporated by reference from the Exhibits to the 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

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

3.2 By Laws for the Company (incorporated by reference from the Registration Statement on Form S-8 Registration No. 333-36733, which became effective September 30, 1997).

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

4.3 Indenture dated as of September 15, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No.33-63649, which became effective November 6, 1995).

4.4 Registration Rights Agreement dated as of September 21, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No.33-63649, which became effective November 6, 1995).

4.5 Form of Note (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No.33-63649, which became effective November 6, 1995).

10.1  Management Contract or Compensatory Plan or Agreement:  Director
      Stock Plan, as amended through June 26, 1997 (incorporated by reference from the Exhibits to Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 26, 1997 filed on August 12,
      1997).

10.2  Management Contract or Compensatory Plan or Agreement: Director
      Stock Option Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting held September 26, 1997 filed on August 12, 1997).

10.3 Management Contract or Compensatory Plan or Agreement: FY 1998 Executive Officer Incentive Plan Agreement.

10.4 Management Contractor Compensatory Plan or Agreement: Long Term Disability Coverage Plan Summary, National Semiconductor Corporate Executive Staff.

10.5 Management Contract or Compensatory Plan or Agreement: Long Term Disability Plan Summary, National Semiconductor Executive Employees.

10.6 Stock Option Agreement between National Semiconductor Corporation and Cyrix Corporation (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

11.0  Statement re computation of earnings per share

27.0  Financial Data Schedule

(b) No reports on Form 8K were filed during the fiscal quarter ended August 24, 1997.



SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 1, 1997               /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer


                                                           Exhibit 10.3

                       NATIONAL SEMICONDUCTOR CORPORATION

                1998 EXECUTIVE OFFICER INCENTIVE PLAN AGREEMENT


                                   ARTICLE 1

                                  Definitions
                                  -----------

     Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:               This Executive Officer Incentive Plan Agreement.
---------

Award:                   The amount to be paid to a Plan Participant.
-----

Award Date:              The date set by the Committee for payment of
----------               Awards, usually approximately forty days after
                         the Company makes public its consolidated financial statements for the fiscal year.

Base Salary:             Generally, the annualized base remuneration
-----------              received by a Participant from the Company at
                         the end of the fiscal year. Base Salary includes salary continuation and sick leave paid by the Company. Extraordinary items, including but not limited to prior awards, relocation expenses, international assignment allowances and tax adjustments, sales incentives, amounts recognized as income from stock or stock options, disability benefits (whether paid by the Company or a third party) and other similar kinds of extra or additional remuneration are excluded from the computation of Base Salary.

Company:                 National Semiconductor Corporation ("NSC"), a
-------                  Delaware corporation,  and any other corporation
                         in which NSC controls directly or indirectly fifty percent (50%) or more of the combined voting power of voting securities, and which has adopted this Plan.

Committee:               A committee comprised of directors of National
---------                who are not employees of the Company, as more
                         fully defined in the Executive Officer Incentive
                         Plan.

Disability:              Inability to perform any services for the
----------               Company and eligible to receive disability
                         benefits under the standards used by the Company's disability benefit plan or any successor plan thereto.

Executive Officer:       An officer of the Company who is subject to the
-----------------        reporting and liability provisions of Section 16
                         of the Securities and Exchange Act of 1934.

Incentive Levels:        Percentage of Base Salary assigned to a
----------------         Participant as a Target Award.

Participant:             An Executive Officer  designated as a
-----------              Participant in accordance with the provisions of
                         Article 3.

Performance Goal:        Factors considered and scored to determine the
----------------         amount of a Participant's Award, which shall be
                         based on one or more of the business criteria listed in Section 5(b) of the Plan.
                         Performance Goals will have four levels of performance as follows:
                         (i)  Threshold -- The minimum acceptable level
                              of performance for which an Award may be earned on a particular Performance Goal.
                         (ii) Target -- Good performance, as established
                              by the Committee, reflecting a degree of difficulty which has a reasonable probability of achievement.
                         (iii)Stretch -- Better than Target performance
                              and reflecting a degree of difficulty with only a moderate probability of achievement.
                         (iv) Best Expected -- Exceptional performance
                              far exceeding the Target level because of the great degree of difficulty and the limited probability of achievement.

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

Target Award:             The Award, expressed as a percentage of Base
------------              Salary at the assigned Incentive Level, that
                          may be earned by a Participant for achievement of the Target level of performance.

     All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Executive Officer Incentive Plan.



                                   ARTICLE 2

                                 Effective Date
                                 --------------

     The Agreement will become effective as of May 26, 1997, to be effective for the Company's fiscal year 1998.


                                   ARTICLE 3

                       Eligibility for Plan Participation
                       ----------------------------------

A. Within ninety (90) days after the commencement of the Company's fiscal year, the Committee shall designate those Executive Officers who shall be Plan Participants for the fiscal year and their respective Incentive Levels.

B. Participants will be notified once the Committee has designated Participants for the fiscal year. Continued participation will be re-evaluated by the Committee annually pursuant to Article 3A supra at the beginning of each fiscal year.

C. Newly hired Executive Officers and persons who are promoted to Executive Officers may be added as Participants to the Plan by the Committee during the fiscal year. Such Participants will receive a prorated Award based on time of participation in the Plan.

D. Participants may be removed from the Plan during the fiscal year at the discretion of the Committee. Participants so removed will receive a prorated Award based on length of participation in the Plan.


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

B. Actual Award amounts may range between 0% and 200% of Target. A scale showing the amount of the Participant's Award relative to the Target Award at the various performance levels will be developed for each Performance Goal. Performance levels and associated Awards (as a percent of the Target Award) will be set generally from Threshold to Best Expected for the Performance Goals, with Awards ranging from 50% of the Target Award at the Threshold level to 200% of the Target Award at the Best Expected level. Each Performance Goal will be scored at end of the fiscal year with a rating from 0% to 200%. The sum of the scoring on the Performance Goals will determine the total performance level for the year, which shall be subject to calculation as provided in Attachment A.


                                   ARTICLE 6

                       Calculation and Payment of Awards

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

      3) The overall performance of the Participants creates an incentive pool.

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

E. Any Awards that are prorated for any reason under the terms of the Plan or this Agreement will be prorated based on the start dates of the Company's fiscal accounting periods. By way of example but not of limitation, if a Participant changes Incentive Levels in the middle of a fiscal accounting period, the Award will be prorated using the first day of the accounting period following the period in which the change occurred.


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

F. The right of a Participant to receive an Award, including Awards deferred pursuant to the provisions of Article 8, shall be forfeited if the Participant's employment is terminated for good cause shown such as acts of moral turpitude, a reckless disregard of the rights of other employees or because of or the Participant is discovered to have engaged in fraud, embezzlement, dishonesty against the Company, obtaining funds or property under false pretenses, assisting a competitor without permission, or interfering with the relationship of the Company with a customer. A Participant's Award will be forfeited for any of the above reasons regardless of whether such act is discovered prior to or subsequent to the Participant's termination of employment or payment of an Award. If an Award has been paid, such payment shall be repaid to the Company by the Participant.


                              ARTICLE 8

                          Deferral of Awards
                          ------------------

A. If permitted by local law and regulations, a Participant is entitled to make an irrevocable election to defer receipt of all or any portion of any Award. For any fiscal year, the Notice of Election must be completed prior to thirty (30) days before the end of the fiscal year.
 Notices of Election are not self-renewing and must be completed for each fiscal year if deferral is desired for the applicable fiscal year.

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


                                ARTICLE 9

                       Interpretations and Rule-Making
                       -------------------------------

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

                                Miscellaneous
                                -------------

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

D. Awards that are deferred under Article 8 constitute an unfunded Plan of deferred compensation. As such, any amounts payable thereunder will be paid out of the general corporate assets of the Company and shall not be transferred into a trust or otherwise set aside. All accounts under the Plan will be for bookkeeping purposes only and shall not represent a claim against specific assets of the Company. The Participant will be considered a general creditor of the Company and the obligation of the Company is purely contractual and shall not be funded or secured in any way.

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


                                                    ATTACHMENT A


Incentive        |
Award as         |
% of             |
Target    200%---|                        |-------.
Award     Max    |                        |     .
                 |                        |   .
                 |                        | .
          150%---|                |-------.
                 |                |     .
                 |                |   .
                 |                | .
          100%---|        |-------.
                 |        |     .
                 |        |   .
                 |        | .
           50%---|--------.
                 |      .
                 |    .
                 |  .
                 |._______|________|________|________|________
                         50%     100%      150%     200%
                      Threshold Target   Superior   Best
                                                  Expected



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

                                                         Exhibit 10.4

            LONG TERM DISABILITY COVERAGE PLAN SUMMARY
                NATIONAL SEMICONDUCTOR CORPORATION
                         EXECUTIVE STAFF


--------------------------------------------------------------------------

Group Long Term Disability Plan Definitions

Eligibility             You are eligible for LTD coverage if you are: a
                        full-time active employee, earning over $160,000 annually, working a minimum of 30 hours per week, and are a member of the Company's Executive staff.

Elimination Period      The Elimination Period is the length of time of
                        continuous disability which must be satisfied before you are eligible to receive benefits.

                        LTD benefits will begin after 360 consecutive days of total or partial disability, as described in the definition below.

Definition of Disability LTD Definition:

                         You will be considered disabled and eligible for benefits if, because of injury or sickness:
                             you are limited from performing the material and substantial duties of your regular occupation; and have a 20% or more loss in indexed monthly earnings due to the same sickness or injury.

Benefit Amount           Monthly LTD Benefit:
                               60% of your basic monthly earnings
                               to a maximum of $20,000

Benefit Integration      Your LTD Benefits may be reduced by the amount
                         of other income replacement benefits you receive for the same disability, such as benefits from Social Security, Workers' Compensation, etc.

How does LTD coverage    If you are disabled according to your policy's
work?                    definition of disability, you will be eligible
                         to receive a monthly benefit based on 60% of your basic monthly earnings. Benefits will begin after an "Elimination Period" of 360 days and will be paid for as long as you continue to meet the policy's definition of disability for the benefit duration specified. You will not be required to pay your premium during the time you are receiving benefits.

Benefit Duration         Age at Disability   Maximum Period of Payment
                         -----------------   -------------------------
                         Less than age 60    To age 65, but not less than
                                             5 years
                               Age 60               60 months
                               Age 61               48 months
                               Age 62               42 months
                               Age 63               36 months
                               Age 64               30 months
                               Age 65               24 months
                               Age 66               21 months
                               Age 67               18 months
                               Age 68               15 months
                               Age 69 and over      12 months

Instances when benefits  Benefits will not be paid for disabilities
would not be paid        caused by, contributed to by, or resulting from:
                           intentionally self-inflicted injuries;
                           active participation in a riot;
                           war, declared or undeclared, or any act of war;
                           conviction of a crime under state or federal law;
                           loss of professional license, occupational license or certification;
                           pre-existing conditions (see definition).

                         Benefit will not be paid for any period of disability during which you are incarcerated.

Pre-existing Condition   A pre-existing condition is a sickness or injury
Exclusion for First      for which you received medical treatment,
$15,000 of Monthly       consultation, care or services including
Benefit                  diagnostic measures or took prescribed drugs or
                         medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 3 months prior to your effective date of coverage.

                         If you suffer a disability caused by,
                         contributed to by or resulting from a pre-existing condition and it begins in the first 12 months after your effective date, that disability will be limited to a monthly benefit of $7,500.

Pre-existing Condition   A pre-existing condition is a sickness or injury
Exclusion for Monthly    for which you received medical treatment,
benefit amounts over     consultation, care or services including
$15,000                  diagnostic measures, or took prescribed drugs or
                         medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 24 months prior to your effective date of coverage.

                         Any disability caused or contributed to by a pre-existing condition will be limited to a $15,000 monthly benefit unless the employee remains treatment free for 12 consecutive months beginning or after the effective date of coverage.

Mental and Nervous       Disabilities due to a sickness or injury which
                         are primarily based on self-reported symptoms and disabilities due to mental illness have a limited payment period of 24 months per lifetime. Mental and nervous benefits will continue beyond 24 months only if you are institutionalized or hospitalized as a result of the disability.

Survivor Benefit         When the insurer receives proof that you have
                         died, it will pay your eligible survivor a lump sum benefit equal to 3 months of your gross disability payment if, on the date of your death, you disability had continued for 180 or more consecutive days and you were receiving or were entitled to receive benefit payments under the plan.

Work Incentive Benefit   The Plan provides a financial incentive to help
                         you return to work. Return-to-work earnings will not be deducted from your disability benefit.
                         Instead, for the first 12 months after you return to work, there will be no deductions from your disability benefit until your earnings plus your benefit exceed your pre-disability earnings. After 12 months, your benefit will be reduced in proportion to your loss in earnings.

Cost of Coverage         You pay for the cost of coverage through payroll
                         deductions.

This plan highlight summary is provided to help you understand your insurance coverage. If the terms of this plan highlight summary and the policy differ, the policy will govern.


                                                           Exhibit 10.5

           LONG TERM DISABILITY COVERAGE PLAN SUMMARY
               NATIONAL SEMICONDUCTOR CORPORATION
                       EXECUTIVE EMPLOYEES

-------------------------------------------------------------------------

Group Long Term Disability Plan Definitions

Eligibility             You are eligible for LTD coverage if you are: a
                        full-time active employee, earning over $160,000 annually, working a minimum of 30 hours per week.

Elimination Period      The Elimination Period is the length of time of
                        continuous disability which must be satisfied before you are eligible to receive benefits.

                        LTD benefits will begin after 360 consecutive days of total or partial disability, as described in the definition below.

Definition of Disability LTD Definition:

                         You would be considered disabled and eligible for LTD benefits if, because of injury or sickness:

                              you cannot perform each of the material
                              duties of your regular occupation, and
                              after benefits have been paid for 24
                              months, you cannot perform each of
                              material duties of any gainful occupation for which you are reasonably fitted by education, training or experience.
                              while unable to perform all the material duties of your regular occupation on a full-time basis are:
                              a.    performing at least one of the
                                    material duties of your regular
                                    occupation or another occupation on a
                                    part-time or full-time basis; and
                              b.    earning at least 20% less per month
                                  than you indexed pre-disability
                                  earning due to that same injury or
                                    sickness.

Gainful Occupation       Gainful occupation means an occupation that is
                         or can be expected to provide you with an income of at least equal to your gross disability payment within 12 months of your return to work.

Benefit Amount           Monthly LTD Benefit:
                              60% of your basic monthly earnings
                              to a maximum of $20,000

Benefit Integration      Your LTD Benefits may be reduced by the amount
                         of other income replacement benefits you receive for the same disability, such as benefits from Social Security, Workers' Compensation, etc.

How does LTD coverage    If you are disabled according to your policy's
work?                    definition of disability, you will be eligible
                         to receive a monthly benefit based on 60% your basic monthly earnings. Benefits will begin after an "Elimination Period" of 360 days and will be paid for as long as you continue to meet the policy's definition of disability for the benefit duration specified. You will not be required to pay your premium during the time you are receiving benefits.

Benefit Duration         Age at Disability Maximum Period of Payment
                         ----------------- ----------------------------
                         Less than age 60  To age 65, but not less than
                                           5 years
                              Age 60                60 months
                              Age 61                48 months
                              Age 62                42 months
                              Age 63                36 months
                              Age 64                30 months
                              Age 65                24 months
                              Age 66                21 months
                              Age 67                18 months
                              Age 68                15 months
                              Age 69 and over       12 months

Instances when benefits  Benefits will not be paid for disabilities
would not be paid        caused by, contributed to by, or resulting from:
                           intentionally self-inflicted injuries;
                           active participation in a riot;
                           war, declared or undeclared, or any act of war;
                           conviction of a crime under state or federal law;
                           loss of professional license, occupational license or certification;
                           pre-existing conditions (see definition).

                         Benefits will not be paid for any period of disability during which you are incarcerated.

Pre-existing Condition   A pre-existing condition is a sickness or injury
Exclusion for First      for which you received medical treatment,
$15,000 of               consultation, care or services including
Monthly                  diagnostic measures, or took prescribed drugs or
Benefit                  medicines, or if you had symptoms for which an
                         ordinary prudent person would have consulted a health care provider in the 3 months prior to your effective date of coverage.

                         If you suffer a disability caused by,
                         contributed to by or resulting from a pre-existing condition and it begins in the first 12 months after your effective date, that disability will be limited to a monthly benefit of $7,500.

Pre-existing Condition   A pre-existing condition is a sickness or injury
Exclusion for Monthly    for which you received medical treatment,
benefit amounts over     consultation, care or services including
$15,000                  diagnostic measures, or took prescribed drugs or
                         medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 24 months prior to your effective date of coverage.

                         Any disability caused or contributed to by a pre-existing condition will be limited to a $15,000 monthly benefit unless the employee remains treatment free for 12 consecutive months beginning or after the effective date of coverage.

Mental and Nervous       Disabilities due to a sickness or injury which
                         are primarily based on self-reported symptoms and disabilities due to mental illness have a limited payment period of 24 months per lifetime. Mental and nervous benefits will continue beyond 24 months only if you are institutionalized or hospitalized as a result of the disability.

Survivor Benefit         When the insurer receives proof that you have
                         died, it will pay your eligible survivor a lump sum benefit equal to 3 months of your gross disability payment if, on the date of your death, you disability had continued for 180 or more consecutive days and you were receiving or were entitled to receive benefit payments under the plan.

Work Incentive Benefit   The Plan provides a financial incentive to help
                         you return to work. The Plan will not deduct your return-to-work earnings from your disability benefit. Instead, for the first 12 months after you return to work, there will be no deductions from your disability benefit until your earnings plus your benefit exceed your pre-disability earnings. After 12 months, your benefit will be reduced in proportion to your loss in earnings.

Cost of Coverage         You pay for the cost of coverage through payroll
                         deductions.

This plan highlight summary is provided to help you understand your insurance coverage. If the terms of this plan highlight summary and the policy differ, the policy will govern.




                                                             Exhibit 11.0

                  NATIONAL SEMICONDUCTOR CORPORATION
            STATEMENT RE COMPUTATION OF EARNINGS PER SHARE
                (in millions, except per share amounts)

                                          Three Months Ended
                                          -------------------
                                          Aug 24,     Aug 25,
                                           1997        1996
                                          ------      -------

Net income, as reported and used
 for primary earnings per share           $ 70.1     $(207.6)
Adjustment for interest on
 convertible notes                            -          2.4
                                          ------      -------
Net income used for fully diluted
 earnings per share                       $ 70.1     $(205.2) (2)
                                          ======      =======
Number of shares:
 Weighted average common shares
  outstanding                              146.0       137.7
 Weighted average common equivalent
  shares, net of tax benefit                 3.9         1.6  (3)
                                          ------      -------
 Weighted average common and common
  equivalent shares for primary
  earnings per share                       149.9       139.3  (4)

 Additional weighted average common
  equivalent shares assuming
  full dilution                              0.8         0.1  (3)
 Shares issuable from assumed
  conversion of convertible notes            6.0         6.0
                                          ------      -------
 Weighted average common and common
  equivalent shares for fully diluted
  earnings per share                       156.7       145.4  (1)(4)
                                          ======      =======
Earnings per share:
  Net income                               $0.45      $(1.41) (1)
                                          ======      =======
Earnings per common share, as reported:
  Primary                                  $0.45      $(1.41)
                                          ======      =======
  Fully diluted                            $0.45      $(1.41)
                                          ======      =======


(1) For the three months ended August 25, 1996, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.

(2) For the three months ended August 25, 1996, since the effect of using net loss for fully diluted earnings per share is antidilutive, primary and fully diluted earnings per share is calculated using net loss, as reported.

(3) For purposes of this computation, all outstanding options and warrants on common stock are assumed to have been exercised, even though for the three months ended August 25, 1996, the related effect are antidilutive.

(4) For the three months ended August 25, 1996, the effect of shares from the assumed exercise of all outstanding options and warrants and from the assume conversion of convertible debt related to fully diluted earnings per share is antidilutive. As a result, primary and fully diluted earnings per share is calculated using weighted average common shares outstanding.





30 of 16