Form 10-Q/A
period 1997-08-24
NATIONAL SEMICONDUCTOR CORP
filed 1997-10-06
CIK 70530

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

11.0  Statement re computation of earnings per share

27.0  Financial Data Schedule

(b) A report on Form 8-K was filed May 30, 1997 announcing the Company's revision of its net income for the second and third quarters of fiscal 1997 in response to a Securities and Exchange Commission ('SEC') review of the Company's disposition of its Fairchild businesses. No financial statements were filed with the Form 8-K. A Form 10Q/A for the quarterly period ended February 23, 1997 was separately filed on May 30, 1997 in connection with the SEC review.



SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 6, 1997               /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer


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