Form 10-Q
period 1997-11-23
NATIONAL SEMICONDUCTOR CORP
filed 1997-12-24
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended November 23, 1997

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to        .
                              --------  --------
Commission File Number: 1-6453


                  NATIONAL SEMICONDUCTOR CORPORATION
                  ----------------------------------
        (Exact name of registrant as specified in its charter)

                 DELAWARE                         95-209507
                 --------                         ---------
        (State of incorporation) (I.R.S. Employer Identification Number)

               2900 Semiconductor Drive, P.O. Box 58090
                  Santa Clara, California  95052-8090
                  ------------------------------------
                (Address of principal executive offices)

Registrant's telephone number, including area code:  (408) 721-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X  No   .
                                                   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class             Outstanding at November 23, 1997.
     -------------------             --------------------------------
Common stock, par value $0.50 per share            164,233,744





NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Six Months
   Ended November 23, 1997 and November 24, 1996                3

Condensed Consolidated Balance Sheets (Unaudited)
  as of November 23, 1997 and May 25, 1997                      4

Condensed Consolidated Statements of Cash Flows
 (Unaudited) for the Six Months Ended
  November 23, 1997 and November 24, 1996                       5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                        6

Management's Discussion and Analysis of Financial
  Condition and Results of Operations                          12

Part II.  Other Information

Legal Proceedings                                              19

Submission of Matters to a Vote of Security Holders            19

Exhibits and Reports on Form 8-K                               20

Signature                                                      22





NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      -------------------
                            Nov. 23,  Nov. 24,      Nov. 23,   Nov. 24,
                              1997      1996          1997       1996
                                     (Restated)               (Restated)
                            --------  --------      --------   --------
Net sales                   $  719.9  $  686.6      $1,376.7   $1,301.9

Operating costs and expenses:
 Cost of sales                 436.4     439.8         832.6      860.0
 Research and development      118.0      97.8         230.1      192.3
 Selling, general and
  administrative                97.8     120.5         183.7      227.5
Special items:
 Merger costs                   30.0       -            30.0         -
 Restructuring of operations      -        -              -       256.3
 In-process R&D charge           2.5       -             2.5       10.6
                            --------  --------      --------   --------
   Total operating costs
     and expenses              684.7     658.1       1,278.9    1,546.7
                            --------  --------      --------   --------
Operating income(loss)          35.2      28.5          97.8     (244.8)
Interest income(expense), net    3.4      (2.4)         14.9       (2.8)
Other income, net                1.9       5.0           9.3        4.7
                            --------  --------      --------   --------
Income(loss) before
  income taxes                  40.5      31.1         122.0     (242.9)
Income tax provision(benefit)   11.6       5.0          30.5      (63.3)
                            --------  --------      --------   --------
Net income(loss)            $   28.9  $   26.1      $   91.5   $ (179.6)
                            ========  ========      ========   ========

Earnings per share:
         Primary               $ .17     $ .17         $ .54      $(1.16)
         Fully diluted         $ .17     $ .16         $ .54      $(1.16)

Weighted average shares:
         Primary               169.3     157.5         168.0       154.3
         Fully diluted         169.3     158.6         168.4       154.3

Income (loss) used in
   primary and fully diluted
   earnings per common share  $ 28.9    $ 26.1        $ 91.5     $(179.6)


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Nov. 23,       May 25,
                                                1997          1997
                                                            (Restated)
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  734.4       $  897.8
  Short-term marketable investments              118.9           79.6
  Receivables, net                               336.0          281.0
  Inventories                                    246.1          205.8
  Deferred tax assets                            176.7          173.3
  Other current assets                            86.9           99.9
                                              --------       --------
  Total current assets                         1,699.0        1,737.4

Property, plant and equipment                  2,753.9        2,420.4
  Less accumulated depreciation               (1,166.1)      (1,071.4)
                                              --------       --------
  Net property, plant and equipment            1,587.8        1,349.0
Other assets                                     112.3          124.4
                                              --------       --------
Total assets                                  $3,399.1       $3,210.8
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $  162.2       $   15.4
  Accounts payable                               274.7          265.5
  Accrued expenses                               321.9          306.8
  Income taxes                                   247.0          238.1
                                              --------       --------
  Total current liabilities                    1,005.8          825.8

Long-term debt                                   306.4          460.5
Deferred income taxes                              9.8           12.1
Other non-current liabilities                     48.0           40.7
                                              --------       --------
  Total liabilities                            1,370.0        1,339.1
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    82.1           72.7
  Additional paid-in capital                   1,179.8        1,119.7
  Retained earnings                              767.2          679.3
                                              --------       --------
  Total shareholders' equity                   2,029.1        1,871.7
                                              --------       --------
Total liabilities and shareholders' equity    $3,399.1       $3,210.8
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                       Six Months Ended
                                                  --------------------
                                                  Nov. 23,     Nov. 24,
                                                   1997         1996
                                                              (Restated)
Cash flows from operating activities:             -------      -------
Net income(loss)                                  $  91.5      $(179.6)
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     129.1        131.1
  (Gain)loss on investments                          (6.7)         3.0
  Tax benefit associated with stock options          15.3          4.5
  In-process research and development charge          2.5         10.6
  Loss on disposal of equipment                       6.1          2.4
  Write-down of inventory                              -          15.1
  Non-cash special charges                           30.0        256.3
  Other, net                                          3.6         (1.6)
  Changes in certain assets and liabilities, net:
    Receivables                                     (71.8)       (18.7)
    Inventories                                     (22.8)        31.6
    Other current assets                            (13.4)         5.5
    Accounts payable and accrued expenses              .4        (70.3)
    Current and deferred income taxes                 7.6        (71.3)
    Other liabilities                                 7.3         (1.8)
                                                  -------      -------
Net cash provided by operating activities           178.7        116.8
Cash flows from investing activities:             -------      -------
Purchase of property, plant and equipment          (366.3)      (240.0)
Sale and maturity of marketable investments         909.2        541.4
Purchase of marketable investments                 (948.7)      (524.7)
Sale of investments                                  12.1           -
Business acquisition, net of cash acquired           (2.8)       (15.4)
Purchase of investments and other, net                (.5)       (12.3)
                                                  -------      -------
Net cash used by investing activities              (397.0)      (251.0)
Cash flows from financing activities:             -------      -------
Issuance of 5.5% convertible subordinated notes,
  less issuance costs                                  -         126.5
Issuance of debt                                       .4         52.2
Repayment of debt                                    (6.4)       (84.7)
Issuance of common stock, net                        43.3         20.5
                                                  -------      -------
Net cash provided by financing activities            37.3        114.5
                                                  -------      -------
Net change in cash and cash equivalents            (181.0)       (19.7)
Adjustment to conform pooling of interests for
  cash and cash equivalents at beginning of year     17.6           -
Cash and cash equivalents at beginning of period    897.8        486.7
                                                  -------      -------
Cash and cash equivalents at end of period        $ 734.4      $ 467.0
                                                  =======      =======
See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for fiscal year ended May 25, 1997.

Earnings Per Share: The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. As permitted under SFAS No. 128, the Company is presenting the following pro forma earnings per common share, as if SFAS No. 128 was effective for the periods presented:

                              Three Months Ended        Six Months Ended
                              --------------------    --------------------
                              Nov. 23,    Nov. 24,    Nov. 23,    Nov. 24,
                               1997        1996        1997        1996
                              --------    --------    --------    --------
Earnings per common share:
      Basic                     $ .18       $ .17       $ .56       $(1.16)
      Diluted                   $ .17       $ .17       $ .54       $(1.16)

Weighted average common shares:
      Basic                     163.7       155.0       163.0       154.3
      Diluted                   169.3       157.5       168.4       154.3

Financial Instruments: As more fully described on pages 33-36 in the Company's 1997 Annual Report on Form 10-K, the Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated revenue transactions are deferred until such time as the underlying transactions are recognized or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the condensed consolidated statements of cash flows.
Pooling Interests Business Combination: On November 17, 1997, pursuant to an Agreement and Plan of Merger, dated as of July 28, 1997, by and among National Semiconductor Corporation ("National" or the "Company"), Nova Acquisition Corp., a wholly owed subsidiary of the Company ("Sub") and Cyrix Corporation ("Cyrix"), the Company acquired all outstanding shares of Cyrix common stock through the merger of Sub with and into Cyrix, which thereby became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets IBM personal computer software-compatible microprocessors for the personal computer industry and is a source of X86 microprocessors of original design for the personal computer marketplace. Under the terms of the agreement, each share of Cyrix common stock was exchanged for 0.825 of a share of National common stock. A total of 16.4 million shares of National common stock was issued to current holders of Cyrix common stock. In addition, up to 2.7 million shares of National common stock may be issued in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of National common stock may be issued in the future upon conversion of Cyrix 5.5% convertible subordinated notes due June 1, 2001.

The merger was accounted for as a pooling of interests. Accordingly, the consolidated balance sheets as of November 23, 1997 and May 25, 1997 and the consolidated statements of operations for the three months and six months ended November 23, 1997 and November 24, 1996, respectively, and the consolidated statements of cash flows for the six months ended November 23, 1997 and November 24, 1996, respectively, include Cyrix. Since the fiscal years for National and Cyrix differ, Cyrix changed its fiscal year-end to coincide with National's beginning in fiscal 1998. Prior year financial statements have been restated to include Cyrix and combine National's fiscal 1997 with Cyrix's calendar year 1996. The consolidated balance sheet as of May 25, 1997 combines National's consolidated balance sheet as of May 25, 1997 with Cyrix's consolidated balance sheet as of December 31, 1996. The consolidated statements of operations for the three months and six months ended November 24, 1996 and the consolidated statement of cash flows for the six months ended November 24, 1996 combine National's consolidated statements of operations for the three months and six months ended November 24, 1996 and the consolidated statement of cash flows for the six months ended November 24, 1996 with Cyrix's consolidated statements of operations for the three months and six months ended June 30, 1996 and the consolidated statement of cash flows for the six months ended June 30, 1996. The results of operations for the period January 1, 1997 through May 25, 1997 for Cyrix which included net sales of $84.6 million, total operating costs and expenses of $84.4 million, net loss of $0.6 million and an increase in capital from the issuance of common stock of $1.3 million, have been recorded as an adjustment to shareholders' equity as of May 25, 1997.

There were no transactions between Cyrix and National prior to the combination, and no adjustments were necessary to conform the accounting policies of the combining companies. Certain amounts for Cyrix have been reclassified to conform with the financial statement presentation followed by National.

The following table summarizes the results of operations previously reported by the separate companies and the combined amounts presented in the accompanying consolidated financial statements based on the interim period ending November 23, 1997 which represents the closest interim period to the date the merger was consummated:

                   Three Months Ended            Six Months Ended
                   ------------------            ----------------
                  Nov. 23,    Nov. 24,          Nov. 23,    Nov. 24,
                    1997        1996              1997        1996
                  --------    --------          --------    --------

Net sales:
  National        $  640.3    $  661.5          $1,241.1    $1,227.6
  Cyrix               79.6        25.1             135.6        74.3
                  --------    --------          --------    --------
  Combined        $  719.9    $  686.6          $1,376.7    $1,301.9
                  ========    ========          ========    ========

Net income:
  National        $   50.0    $   42.5          $  120.1    $ (165.1)
  Cyrix              (21.1)      (16.4)            (28.6)      (14.5)
                  --------    --------          --------    --------
  Combined        $   28.9    $   26.1          $   91.5    $ (179.6)
                  ========    ========          ========    ========

In connection with the merger, the Company recorded a one-time charge of $30.0 million related to certain merger and related expenses in its second quarter ended November 23, 1997. These expenses primarily include transaction fees for investment bankers, attorneys, and accountants; financial printing costs; and costs associated with the elimination of duplicate facilities and operations. The Company also expects to pay approximately $10.1 million in retention bonuses to certain Cyrix employees. These amounts will be expensed to operations ratably over the employees' service period. The service period varies by employee, but is generally 18 months following the consummation of the merger.


Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    Nov. 23,   May 25,
                                                   1997      1997
                                                 -------    -------
Raw materials                                    $  23.2    $  25.0
Work in process                                    157.1      133.0
Finished goods                                      65.8       47.8
                                                 -------    -------
     Total inventories                           $ 246.1    $ 205.8
                                                 =======    =======

Note 3.  Other income, net
Components of other             Three Months Ended    Six Months Ended
income,net were:                ------------------   ------------------
(in millions)                   Nov. 23,  Nov. 24,   Nov. 23,  Nov. 24,
                                  1997      1996       1997      1996
                                --------  --------   --------  --------
Net intellectual property income $   1.9   $   3.4    $   2.6   $   6.1
Gain(loss)on investments, net         -         -         6.7      (3.0)
Other                                 -        1.6         -        1.6
                                 -------   -------    -------   -------
     Total other income, net     $   1.9   $   5.0    $   9.3   $   4.7
                                 =======   =======    =======   =======


Note 4.  Statement of Cash Flows Information
(in millions)
                                                  Six Months Ended
                                                 ------------------
                                                 Nov. 23,   Nov. 24,
                                                   1997       1996
                                                 --------   --------
Supplemental disclosure of cash flow
  information:
Cash paid(received) for:
    Interest                                     $  17.4    $  12.7
    Interest on tax settlements                       .1         .1
    Income taxes                                    12.2        4.4

Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of stock for employee benefit plans   $   2.5    $   3.2
  Tax benefit for employee stock option plans       15.3        4.5
  Retirement of treasury stock                        -          -
  Unrealized gain (loss) on available-for-sale
    securities                                      (3.0)      (4.7)
  Unearned compensation charge relating to
    restricted stock issuance                         -         8.1
  Amortization of unearned compensation charge       7.3         .9
  Restricted stock cancellations   	             0.2         -

Note 5.  Restructuring of Operations
In fiscal 1997, the Company reorganized its operating structure to comprise the Analog Group, the Communications and Consumer Group, and the Personal Systems Group to enhance the focus and support of the Company's strength in analog and mixed signal technology. The Company also announced a planned comprehensive realignment of its manufacturing facilities designed to accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries, reduce costs and rationalize production flows. As a result of these actions, the Company recorded a net $134.2 million of restructure charges in fiscal 1997.


In connection with the planned realignment of its manufacturing facilities, the Company also expects to pay approximately $7.2 million in retention bonuses to certain Santa Clara employees as a result of the planned closure of the 5- and 6-inch wafer fabrication facilities in Santa Clara. These amounts will be expensed to operations ratably over the employees' service period up through the close of the facilities.

Amounts paid as a result of work force reduction actions that occurred in the first six months of fiscal 1998 related to these restructuring activities were immaterial. Included in accrued liabilities at November 23, 1997 is $65.2 million related to remaining costs, including severance for those previously announced restructuring activities that are not yet completed.


Note 6 - Debt
Under the terms of the Indenture for the Cyrix 5.5% convertible subordinated notes, the merger with Cyrix constituted a change of control. As a result, each holder of the Cyrix convertible subordinated notes ("securities") has the right to require the Company to repurchase all of the outstanding securities or any portion of the principal amount thereof that is equal to $5,000 or any integral multiple of $1,000 in excess thereof on January 12, 1998 at a purchase price to be paid in cash equal to 100% of the principal amount of the securities to be repurchased plus interest accrued to the repurchase date. Due to the rights of the security holders, the Company may be required to pay up to $126.5 million to security holders in the third quarter of fiscal 1998. Accordingly, the Company has classified the entire outstanding principle balance as of November 23, 1997 as current. There are no restrictions on Cyrix's ability to transfer funds to the Company in the form of cash dividends, loans or advances.

In connection with the foregoing securities, the following separate summarized financial information for Cyrix is being presented pursuant to Rule 1-02 (bb) of Regulation S-X of the Securities and Exchange Act:

                         Three Months Ended             Six Months Ended
                        --------------------          --------------------
Cyrix                   Nov. 23,    Nov. 24,          Nov. 23,    Nov. 24,
Results of Operations     1997        1996              1997        1996
---------------------   --------    --------          --------    --------

Net sales               $   79.6    $   25.1          $  135.6    $   74.3
Gross profit            $    4.3    $   (1.3)         $   15.4    $   21.6
Net income(loss)        $  (21.1)   $  (16.4)         $  (28.6)   $  (14.5)

                        Nov. 23,     May 25,
Balance Sheet             1997        1997
-------------           --------    --------

Current assets          $  210.1    $  184.8
Non-current assets      $   82.3    $  111.9
Current liabilities     $   41.2    $   34.4
Non-current liabilities $  135.5    $  139.4

Note 7.  Contingencies
In fiscal 1997, the Company received notices of assessment totaling approximately $59.2 million from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes that adequate accruals have been recorded for the years in question.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Overview   On November 17, 1997, Nova Acquisition Corp., a subsidiary of
National Semiconductor Corporation ("National" or the "Company") merged with Cyrix Corporation ("Cyrix")and Cyrix became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets IBM personal computer software-compatible microprocessors for the personal computer industry and is a source of X86 microprocessors of original design for the personal computer marketplace. The Company believes that access to Cyrix's X86 microprocessor cores and the combination of technologies resulting from the merger will provide a major step in achieving its system-on-a-chip strategy to develop certain highly integrated, application specific semiconductor products. The discussion that follows includes results for Cyrix.

For the second quarter and first six months of fiscal 1998, the Company recorded net sales of $719.9 million and $1,376.7 million, respectively, a
4.8 percent and 5.7 percent increase from net sales of $686.6 million and $1,301.9 million for the comparable periods of fiscal 1997. Net income was $28.9 million and $91.5 million for the second quarter and first six months of fiscal 1998, respectively, compared to net income of $26.1 million and a net loss of $179.6 million for the second quarter and first six months of fiscal 1997, respectively. Net income for the second quarter and first six months of fiscal 1998 includes a one-time charge of $30 million related to certain merger and related expenses. These expenses primarily include transaction fees for investment bankers, attorneys, and accountants; financial printing costs; and costs associated with the elimination of duplicate facilities and operations. Net income for the second quarter and first six months of fiscal 1998 also includes a one-time charge of $2.5 million for in-process research and development ("R&D") related to the acquisition of Future Integrated Systems, Inc. ("FIS"), a supplier of graphics hardware and software products for the personal computer market. The Company believes the FIS acquisition will accelerate its efforts towards providing system-on-a-chip solutions for the personal computer market. The operating results for the second quarter and first six months of fiscal 1997 include the Fairchild Semiconductor ("Fairchild") operations, which the Company divested in the fourth quarter of fiscal 1997.

The Company has presented management's discussion and analysis of financial condition and results of operations to also include comparison to fiscal 1997 of the Company's core business without Fairchild. The Company's core business includes the Analog Group, the Communications and Consumer Group, and the Personal Systems Group, which includes Cyrix. The following selected financial information is presented for such comparative purposes. All periods presented below exclude Special Items and for the first six months ended November 24, 1996 also excludes the effect of certain one-time charges included in cost of sales.


        Three Months Ended
---------------------------------
(in millions)                       Nov. 23, 1997     Nov. 24, 1996
                                    -------------   -----------------
                                           Core       Core     Total
                                         Business   Business  Company
                                         --------   --------  -------
Net sales                                  $719.9     $532.6   $686.6
Gross profit                               $283.5     $193.3   $246.8
Gross margin                                39.4%      36.3%    35.9%
Research and development                   $118.0      $93.4    $97.8
Selling, general and administrative         $97.8     $100.0   $120.5
Net income                                  $28.9       $5.4    $26.1

        Six Months Ended
---------------------------------
(in millions)                       Nov. 23, 1997     Nov. 24, 1996
                                    -------------   -----------------
                                           Core       Core     Total
                                         Business   Business  Company
                                         --------   --------  -------
Net sales                                $1,376.7   $1,015.3 $1,301.9
Gross profit                               $544.1     $378.2   $441.9
Gross margin                                39.5%       37.3%   33.9%
Research and development                   $230.1     $183.4   $192.3
Selling, general and administrative        $183.7     $188.3   $227.5
Net income (loss)                           $91.5      $10.1  $(179.6)


Sales	Sales of $719.9 million and $1,376.7 million for the second quarter and first six months of fiscal 1998 for National's core business described above increased 35.2 percent and 35.6 percent, respectively, compared to sales of $532.6 million and $1,015.3 million for the same periods of fiscal 1997 for the Company's core business. These increases reflect growth in sales from Cyrix microprocessor products of 255 percent and 46.2 percent for the respective corresponding periods as measured over sales for Cyrix's second quarter and first six months ended June 30, 1996. Excluding the effect of Cyrix product sales, sales for National's core business for the second quarter and first six months of fiscal 1998 grew 26.2 percent and
31.9 percent, respectively. This growth is led by sales for analog products which grew 34.7 percent and 43.2 percent for the second quarter and first six months of fiscal 1998 over the same periods of fiscal 1997. The increase in sales also reflects the continued growth in sales for wide area network products, including wireless communication products, local area network ("LAN") products and personal computer products, which grew
35.1 percent, 20.4 percent and 20.1 percent, respectively, for the second quarter of fiscal 1998 over the comparable quarter of fiscal 1997 and 27.1 percent, 32.7 percent and 25.7 percent, respectively, year over year. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments resulted in increased sales despite some price declines, particularly in the LAN Ethernet products.


Gross Margin   Gross margin as a percentage of sales rose to 39.4 percent and 39.5 percent for the second quarter and first six months of fiscal 1998, respectively, compared to 35.9 percent and 33.9 percent for the same periods of fiscal 1997. With respect to the Company's core business, gross margin for fiscal 1998 reflects an improvement over gross margin of 36.3 percent and 37.3 percent for the second quarter and first six months of fiscal 1997, respectively. The Company's core business for fiscal 1997 excludes the effect of Fairchild and for the first six months of fiscal 1997, also exclude certain one-time charges of $18.7 related to the Company's reorganization in the first quarter of fiscal 1997. The primary factor contributing to gross margin improvement was increased factory utilization which reached 86 percent in the second quarter and first six months of fiscal 1998 as new orders remained strong. The Company also achieved manufacturing efficiencies from improvements in manufacturing yield and in particular, process cycle time, that offset start-up costs in the its new 8-inch wafer fabrication facility in Maine.


Research and Development   R&D expenses for the second quarter and first
six months of fiscal 1998 increased by 23.2 percent and 14.6 percent, respectively, from the comparable periods of fiscal 1997. Excluding the effect of a $2.5 million special charge for in-process R&D related to the acquisition of FIS in the second quarter and first six months of fiscal 1998 and excluding the effect of Fairchild for fiscal 1997 and a $10.6 million special charge for in-process R&D related to the acquisition of the PicoPower division of Cirrus Logic Inc. from the first six months of fiscal 1997, R&D expenses for the second quarter and first six months of fiscal 1998 increased by 26.3 percent and 25.5 percent over R&D expenses for the Company's core business. Although the Company increased its investment in R&D for the second quarter and first six months of fiscal 1998 over the same periods of fiscal 1997 for the core business, R&D expenses as a percentage of sales for the second quarter and first six months of fiscal 1998 decreased to 16.4 percent and 16.7 percent from 17.5 percent and 18.1 percent for the same fiscal 1997 periods, as the increase in sales exceeded the increase in R&D expenses. Overall, the increase in R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology that is part of the Company's focus on state-of-the-art process technology, which has been set as one of the Company's strategic imperatives. The increase also reflects the Company's continuing investment in the development of new analog and mixed signal based products for applications in the personal systems, communications and consumer markets.


Selling, General and Administrative Selling, general and administrative ("SG&A") expenses for the second quarter and first six months of fiscal 1998 decreased by 18.8 percent and 19.3 percent from the second quarter and first six months of fiscal 1997. The decrease reflects the effect of centralization initiatives implemented in connection with the Company's fiscal 1997 reorganization that have reduced the Company's infrastructure. Excluding the Fairchild SG&A expenses from the second quarter and first six months of fiscal 1997, SG&A expenses for fiscal 1998 decreased by 2.2 percent and 2.4 percent for the second quarter and first six months, respectively, for the Company's core business. While SG&A expenses remained relatively flat with the comparable period of fiscal 1997, SG&A expenses as a percentage of sales for the Company's core business decreased to 13.6 percent and 13.3 percent from 18.8 percent and 18.5 percent for the same periods of fiscal 1997 for the core business primarily due to the growth in sales by 35.6 percent.


Interest Income and Interest Expense   Net interest income was $3.4 million
and $14.9 million for the second quarter and first six months of fiscal 1998 compared to net interest expense of $2.4 million and $2.8 million in the second quarter and first six months of fiscal 1997. The increase was attributable to the combination of increased interest earned on higher cash balances offset by less interest expense from lower debt balances. In addition, the Company capitalized $5.4 million of interest associated with capital expansion projects for first six months of fiscal 1998 of which all was recorded in the first quarter, compared to $3.8 million for the same period of fiscal 1997.


Other Income, Net   Other income, net was $1.9 million and $9.3 million for
the second quarter and first six months of fiscal 1998 compared to $5.0 million and $4.7 million for the second quarter and first six months of fiscal 1997. For the second quarter of fiscal 1998, other income, net included a $1.8 million gain from the sale of stock from the Company's investment holdings that was offset by a $1.8 million write down to fair market value of other investments and $1.9 million of net intellectual property income. This compares to $1.6 million of dividend income from an investment holding plus $3.4 million of net intellectual property income during the second quarter of fiscal 1997. Other income, net for the first six months of fiscal 1998 included a $6.7 million net gain from the sale of stock from the Company's investment holdings and $2.6 million of net intellectual property income during the same period in fiscal 1997. This compares to other income, net for the first six months of fiscal 1997 which includes $1.6 million of dividend income from an investment holding, $6.1 million of net intellectual property income offset by a $3.0 million net loss on investments primarily attributable to the write down of an investment to net realizable value.


Income Tax Expense   Income tax expense for fiscal 1998 is based on the
Company's expected effective tax rate of 25 percent.


Financial Condition   During the first six months of fiscal 1998, cash and
cash equivalents decreased $181.0 million compared to a $19.7 million decrease for the first six months of fiscal 1997. The decrease for fiscal 1998 was primarily the result of the Company's continued investment in property, plant and equipment of $366.3 million and net purchases of marketable investments of $39.5 million that offset cash flows generated from operating activities of $178.7 million and proceeds from issuance of common stock of $43.3 million. This compares to $240.0 million of investment in property, plant and equipment offset by $116.8 million of cash generated from operating activities and $114.5 million of cash generated from financing activities for the first six months of fiscal 1997. For fiscal 1997, cash flows from financing activities included proceeds of $20.5 million from the issuance of common stock, $126.5 million from convertible subordinated notes issued by Cyrix and $50.2 million from the utilization of the Company's equipment loan, which were offset by $84.7 million in general debt repayments.

Under the terms of the Indenture for the Cyrix 5.5% convertible subordinated notes, the merger with Cyrix constituted a change of control. As a result, each holder of the Cyrix convertible subordinated notes ("securities") has the right to require the Company to repurchase all of the outstanding securities or any portion of the principal amount thereof that is equal to $5,000 or any integral multiple of $1,000 in excess thereof on January 12, 1998 at a purchase price to be paid in cash equal to 100% of the principal amount of the securities to be repurchased plus interest accrued to the repurchase date. Due to the rights of the security holders, the Company may be required to pay up to $126.5 million to security holders in the third quarter of fiscal 1998. Accordingly, the Company has classified the entire outstanding principle balance as of November 23, 1997 as current. There are no restrictions on Cyrix's ability to transfer funds to the Company in the form of cash dividends, loans or advances.

Management foresees continuing significant cash outlays for plant and equipment throughout fiscal 1998. The capital expenditure level for fiscal 1998 is expected to be slightly higher than the fiscal 1997 level.

Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1998 capital investments as well as any payments related to the repurchase of the 5.5% convertible subordinated notes.


Outlook   The statements contained in this Outlook and in the Financial
Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements. In addition to the risk factors discussed in the Outlook and Financial Condition sections of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 25 of the Company's 1998 Annual Report on Form 10-K filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 1998.

As business conditions for the semiconductor industry improved in calendar 1997, the Company experienced significant improvement in new order rates for fiscal 1998. New orders were strong and grew through the second quarter. Although the Company expects this trend to continue through fiscal 1998, there is a risk that the improvement in new order rates may be temporary. If the rate of new orders does not continue to increase, the Company may be unable to sustain the level of revenue growth expected for fiscal 1998 and operating results will be unfavorably affected. Additionally, the rate of orders and product pricing may be affected by continued and increasing competition and by growth rates in the personal computer and networking industries. In the winter quarter, the Company has traditionally faced the risk of a drop in order rates in the personal computer industry after the Christmas season has ended.

Although the Company has not experienced any unfavorable effect from the current economic and currency uncertainty in the Asia Pacific region, the Company is cautiously monitoring the backlog and future orders from its customers in that region to evaluate any possible impact on shipments, as well as reviewing the credit position of these customers. However, there can be no assurance that this situation will not adversely affect the Company's business in the future.

In November 1997, the Company completed the merger of its subsidiary with Cyrix. The Company believes the technologies and capabilities of Cyrix and National are complementary and the separate operations compatible, however, the integration of the two companies' operations may have an unfavorable impact on future operating results if the Company encounters unforeseen obstacles or is unable to successfully execute its integration plan. Other factors related to the Cyrix business that may affect the Company's results of operations include the following: Cyrix is a small competitor in the personal computer market for socket-seven compatible microprocessor products where other large competitors such as Intel Corporation could significantly influence the price of products. Cyrix is dependent on "quarterly turns orders", which are orders that book and bill in the same quarter and may result in lack of forward visibility in new orders. Cyrix is currently reliant on third-party manufacturers for the production of its products and this may result in unpredictable manufacturing yields. The lack of control over the yield distribution of acceptable speed levels on Cyrix microprocessor products may unfavorably impact product availability.

The new 8-inch wafer fabrication facility in Maine that the Company anticipated to bring on-line in early fiscal 1998 is currently scheduled to begin ramping production in the third quarter. The Company expects to incur additional start-up manufacturing costs associated with ramping the production capability in that facility. Delays in the start of ramped production may unfavorably impact gross margin for fiscal 1998. Although the Company does not anticipate a seasonal impact on wafer fab capacity utilization during the winter quarter due to shutdowns and vacations at its manufacturing facilities during the holiday season, the Company still faces the risk that the Thanksgiving, Christmas and New Year holidays, including the Chinese New Year, will have an impact on production levels during the third quarter. Unless wafer fab capacity utilization can be held at a level comparable with the second quarter, gross margin will be unfavorably affected.

The Company expects to continue to pursue opportunities to acquire key technology to augment its technical capability or to achieve faster time to market as alternatives to internally developing such technology. In addition to the Company's regular involvement in licensing arrangements and joint venture relationships, these opportunities are expected to include business acquisitions. With such acquisitions, there is the risk that future operating performance may be unfavorably impacted due to acquisition related costs, such as but not limited to, in-process R&D charges, added R&D expenses, lower gross margins from acquired product portfolios and restructure costs associated with duplicate facilities.

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

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Except as noted below, there have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 25, 1997:

On November 12, 1997, a class action lawsuit was filed in California State Court against the Company, Cyrix Corporation ("Cyrix"), Cyrix's Board of Directors and Cyrix's Chief Executive Officer by Goodman Epstein, individually and on behalf of Cyrix stockholders. The complaint alleges that the named individual defendants breached their fiduciary duty to the stockholders of Cyrix in connection with their approval of Cyrix's merger with a subsidiary of the Company and that the Company further aided and abetted the alleged breach of fiduciary duty. The complaint seeks certain declaratory and injunctive relief, an accounting to the plaintiff and members of the class for the damages alleged to have been suffered, costs and fees. An ex parte application filed by plaintiffs for a temporary restraining order, preliminary injunction and an expedited discovery order was scheduled to be heard on November 14, 1997, but was subsequently dropped by plaintiffs and was not heard. The Company believes the claims brought by plaintiffs are without merit and intends to contest the action vigorously.


Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

1.  (a)     The Registrant's Annual Meeting was held on September 26, 1997.

    (b)     The following directors were elected at the Meeting:

                                                       AUTHORITY
            DIRECTOR                 FOR               WITHHELD
            --------                ------------       ---------
            Brian L. Halla          126,749,646         549,531
            Gary P. Arnold          126,764,820         534,357
            Robert Beshar           126,728,132         571,045
            Modesto A. Maidique     126,779,702         519,475
            Edward R. McCracken     126,806,976         492,201
            J. Tracy O'Rourke       126,794,737         504,440
            Charles E. Sporck       126,739,516         559,661
            Donald E. Weeden        126,767,048         532,129

    (c)     Other matters voted on at the Meeting were the following:

           (i)    To approve amendments to the Director Stock Plan:

                  FOR:         92,694,238
                  AGAINST:     34,070,197
                  ABSTAIN:        534,742

           (ii)   To approve the adoption of the Director Stock Option Plan:

                  FOR:         74,227,933
                  AGAINST:     52,523,111
                  ABSTAIN:        548,133

(a) The special meeting of Cyrix Corporation on the merger of Cyrix with a subsidiary of the Company was held on November 17, 1997.

(b)  The vote to approve the merger agreement was as follows:
                  FOR:         11,663,903
                  AGAINST:         52,727
                  WITHELD:         19,198


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

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

3.2 By Laws of the Company (incorporated by reference from the Registration Statement on Form S-8 Registration No. 333-36733, which became effective September 30, 1997).

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

4.6 Indenture dated as of May 28, 1996 between Cyrix and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

4.7 Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

11.0 Computation of Earnings Per Share-Assuming Full Dilution

27.0 Financial Data Schedule

(b)  Reports on Form 8-K

      A report on Form 8-K was filed November 14, 1997 announcing that a class action lawsuit had been filed on November 12, 1997 by a purported stockholder of Cyrix Corporation ("Cyrix"). The complaint names both National Semiconductor Corporation ("NSC") and Cyrix as defendants, as well as the board of directors and chief executive officer of Cyrix and alleges that the Cyrix board breached its fiduciary duties in connection with its approval of the merger of Cyrix with NSC's subsidiary and that NSC aided and abetted the alleged breach of fiduciary duty. No financial statements were filed with the Form 8-K.



SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  December 24, 1997             /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer


                                                              Exhibit 11.0

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE(1)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      --------------------
                            Nov. 23,   Nov. 24,      Nov. 23,   Nov. 24,
                              1997       1996          1997       1996
                            --------  --------      --------    --------
Net income(loss), as        $   28.9  $   26.1      $   91.5    $ (179.6)
 reported and used for
 primary earnings per share
Adjustment for interest on
 convertible notes               4.5       2.4           9.0         4.8
                            --------  --------      --------    --------
Net income (loss) used for
 fully diluted earnings
 per share                      33.4      28.5         100.5      (174.8)(2)
                            ========  ========      ========    ========
Number of shares:
Weighted average common
  shares outstanding           163.7     155.0         163.0       154.3

Weighted average common
  equivalent shares, net of
  tax benefit                    5.6       2.5           5.0         2.1 (3)
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares
  for primary earnings per
  share                        169.3     157.5         168.0       156.4

Additional weighted average
  common equivalent shares
  assuming full dilution          -        1.1           0.4         0.5 (3)

Shares issuable from
  assumed conversion of
  convertible notes              8.6       6.9           8.6         6.5
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares
  assuming fully diluted
  earnings per share           177.9     165.5         177.0       163.4 (1)(4)
                            ========   =======      ========    ========


Earnings per share, assuming
  full dilution:
  Net Income                $    .19  $    .17      $    .57    $  (1.07)

Earnings per common share,
  as reported:
    Primary                 $    .17  $    .17      $    .54    $  (1.16)
                            ========  ========      ========    =========
    Fully diluted           $    .17  $    .16      $    .54    $  (1.16)
                            ========  ========      ========    =========


(1) For the three and six months ended November 23, 1997 and November 24, 1996, this calculation is submitted in accordance with Regulation S-K
Item 601(b)(11) although it is contrary to paragraph 40 of the APB
Opinion No. 15 because it produces an antidilutive result.

(2) For the six months ended November 24, 1996, since the effect of using net loss for fully diluted earnings per share is antidilutive, primary and fully diluted earnings per share is calculated using net loss, as reported.

(3) For purposes of this computation, all outstanding options and warrants on common stock are assumed to have been exercised, even though for the six months ended November 24, 1996, the related effects are antidilutive.

(4) For the six months ended November 24, 1996, the effect of shares from the assumed exercise of all outstanding options and warrants and from the assumed conversion of convertible debt related to fully diluted earnings per share is antidilutive. As a results, primary and fully diluted earnings per share is calculated using weighted average common shares outstanding.








14 of 22

1 of 22