Form 10-Q
period 1998-03-01
NATIONAL SEMICONDUCTOR CORP
filed 1998-04-03
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D.C. 20549

                            FORM 10-Q


X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended March 1, 1998

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to       .
                               -------  -------
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
                                                             ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at March 1, 1998
     -------------------               ----------------------------
Common stock, par value $0.50 per share            164,840,534






NATIONAL SEMICONDUCTOR CORPORATION

INDEX



Part I.  Financial Information                            Page No.
                                                          --------

Condensed Consolidated Statements of Operations
  (Unaudited) for the Three Months and Nine Months
  Ended March 1, 1998 and February 23, 1997                  3

Condensed Consolidated Balance Sheets (Unaudited)
  as of March 1, 1998 and May 25, 1997                       4

Condensed Consolidated Statements of Cash Flows
  (Unaudited) for the Nine Months Ended
  March 1, 1998 and February 23, 1997                        5

Notes to Condensed Consolidated Financial
  Statements (Unaudited)                                     6-11

Management's Discussion and Analysis of Results
  of Operations and Financial Condition                     12-19

Part II.  Other Information

Legal Proceedings                                           20

Exhibits and Reports on Form 8-K                            21-22

Signature                                                   23



PART I.  FINANCIAL INFORMATION
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            March 1,   Feb. 23,     March 1,   Feb. 23,
                              1998       1997         1998       1997
                                      (Restated)              (Restated)
                            --------   -------      --------   --------
Net sales                     $650.1    $712.0      $2,026.7   $2,013.9

Operating costs and expenses:
 Cost of sales                 414.0     419.9       1,246.7    1,279.9
 Research and development      128.9     101.4         358.9      293.7
 Selling, general and
  administrative                90.9     125.3         274.7      352.8
 Special items:
  Merger costs   	                -         -           30.0     	   -
  Restructuring of operations           (192.0)                    64.3
  In-process R&D charge          5.2        -            7.7       10.6
                              ------    ------      --------    -------
Total operating costs
     and expenses              639.0     454.6       1,918.0    2,001.3
                              ------    ------      --------    -------
Operating income                11.1     257.4         108.7       12.6
Interest income(expense), net    4.7       0.4          19.8       (2.4)
Other income, net               13.9       7.9          23.2       12.6
                              ------    ------      --------    -------
Income before
   income taxes                 29.7     265.7         151.7       22.8
Income tax provision             7.4      65.5          37.9        2.2
                              ------    ------      --------    -------
Net income                    $ 22.3    $200.2      $  113.8    $  20.6
                              ======    ======      ========    =======

Earnings per share:

         Basic                $ .14     $1.28       $ .70       $ .13
         Diluted              $ .13     $1.20       $ .68       $ .13

Weighted average shares:
         Basic                164.5     156.2         163.5       154.9
         Diluted              167.3     168.6         167.7       157.6

Income used in basic
   earnings per share
   calculation               $ 22.3    $200.2        $113.8      $ 20.6

Income used in diluted
   earnings per share
  (reflecting adjustment for
   interest on convertible
   notes when dilutive)      $ 22.3    $202.8        $113.8      $ 20.6



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              March 1,       May 25,
                                                1998          1997
                                                            (Restated)
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  633.3       $  897.8
  Short-term marketable investments              113.1           79.6
  Receivables, net                               268.1          281.0
  Inventories                                    300.0          205.8
  Deferred tax assets                            176.7          173.3
  Other current assets                            77.2           99.9
                                               -------       --------
    Total current assets                       1,568.4        1,737.4

Property, plant and equipment                  2,882.5        2,420.4
  Less accumulated depreciation               (1,222.3)      (1,071.4)
                                               -------       --------
  Net property, plant and equipment            1,660.2        1,349.0
Other assets                                     116.8          124.4
                                               -------       --------
  Total assets                                $3,345.4       $3,210.8
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   54.0       $   15.4
  Accounts payable                               257.0          265.5
  Accrued expenses                               291.0          306.8
  Income taxes                                   240.6          238.1
                                               -------       --------
    Total current liabilities                    842.6          825.8

Long-term debt                                   383.8          460.5
Deferred income taxes                              9.3           12.1
Other non-current liabilities                     43.2           40.7
                                               -------       --------
    Total liabilities                          1,278.9        1,339.1
                                               -------       --------

Commitments and contingencies

Shareholders' equity:
  Common stock                                    82.4           80.7
  Additional paid-in capital                   1,195.9        1,111.7
  Retained earnings                              788.2          679.3
                                               -------       --------
  Total shareholders' equity                   2,066.5        1,871.7
                                               -------       --------
  Total liabilities and shareholders' equity  $3,345.4       $3,210.8
                                              ========       ========


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)
                                                    Nine Months Ended
                                                  --------------------
                                                  March 1,     Feb. 23,
                                                   1998         1997
                                                              (Restated)
                                                  -------      -------
Cash flows from operating activities:
Net income                                        $ 113.8      $  20.6
Adjustments to reconcile net income
  with net cash provided by operations:
  Depreciation and amortization                     215.0        192.4
  Gain on investments                                (8.9)        (1.0)
  Tax benefit associated with stock options          17.7         10.4
  In-process research and development charge          7.7         10.6
  Loss on disposal of equipment                       9.4          3.4
  Write-down of inventory                              -           5.1
  Non-cash special charges                           30.0         64.3
  Other, net                                          3.6         (3.3)
Changes in certain assets and liabilities, net:
    Receivables                                      (3.9)       (45.6)
    Inventories                                     (76.7)        29.5
    Other current assets                             (3.7)        10.4
    Accounts payable and accrued expenses           (48.2)        10.6
    Current and deferred income taxes                 0.7        (14.2)
    Other non-current liabilities                     2.5         (1.4)
                                                  -------      -------
Net cash provided by operating activities           259.0        291.8
                                                  -------      -------
Cash flows from investing activities:
Purchase of property, plant and equipment          (513.9)      (456.1)
Sale and maturity of marketable investments       1,001.6        904.7
Purchase of marketable investments               (1,034.9)      (889.5)
Sale of investments                                  16.2          5.0
Business acquisition, net of cash acquired           (8.3)       (15.4)
Purchase of investments and other, net              (22.3)        (9.9)
                                                  -------      -------
Net cash used by investing activities              (561.6)      (461.2)
                                                  -------      -------
Cash flows from financing activities:
Issuance of 5.5% convertible subordinated notes,
  less issuance costs					      -	     126.5
Issuance of debt                                    100.4         57.7
Redemption of 5.5% convertible subordinated notes  (126.4)          -
Repayment of debt                                   (10.8)       (97.0)
Issuance of common stock, net                        57.3         35.6
                                                  -------      -------
Net cash provided by financing activities            20.5        122.8
                                                  -------      -------
Net change in cash and cash equivalents            (282.1)       (46.6)
Adjustment to conform pooling of interests for
  cash and cash equivalents at beginning of year     17.6           -
Cash and cash equivalents at beginning of period    897.8        486.7
                                                  -------      -------
Cash and cash equivalents at end of period        $ 633.3      $ 440.1
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

For the year ending May 31, 1998 the Company has a 53 week fiscal year. As a result, the third quarter and first nine months ended March 1, 1998 include an additional week of operations. Operating results for this additional week are considered immaterial to the Company's consolidated results of operations for the third quarter and first nine months of fiscal 1998.

Earnings Per Share: Effective beginning the three months ended March 1, 1998, the Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted earnings per share.

Basic earnings per common share are computed using the weighted average number of common shares outstanding. Diluted earnings per common share are computed using the weighted average common shares outstanding after giving effect to common stock equivalents from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding which are not common stock equivalents, such as the convertible subordinated notes. If the result of assumed conversions is dilutive, net earnings are adjusted for the interest expense on the convertible subordinated notes, while the average shares of common stock outstanding are increased. For the three and nine months ended March 1, 1998 and the nine months ended February 23, 1997, the effect of the assumed conversion of the convertible subordinated notes was antidilutive. Earnings per share for all prior periods presented have been restated.

A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                            Three Months Ended       Nine Months Ended
                            ------------------      --------------------
(in millions)               March 1,   Feb. 23,      March 1,   Feb. 23,
                              1998       1997          1998       1997
                            --------  --------      --------    --------
Net income, as reported
and used for basic
  earnings per share        $   22.3  $  200.2      $  113.8    $   20.6

Adjustment for interest
  on convertible notes      $     -   $    2.6      $     -     $     -
                            --------  --------      --------    --------
Net income used for
  diluted earnings
  per share                 $   22.3  $  202.8      $  113.8    $   20.6
                    				    ========  ========	    ========    ========

Number of shares:

Weighted average common and
  common equivalent shares
  for basic earnings per
  share                        164.5     156.2         163.5       154.9

Weighted average common
  equivalent shares
  assuming dilution              2.8       3.8           4.2         2.7

Shares issuable from
  assumed conversion of
  convertible notes when
  dilutive                        -        8.6            -           -
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares
  for diluted earnings
  per share                    167.3     168.6         167.7       157.6
                            ========   =======      ========    ========

As of March 1, 1998 and February 23, 1997, there were 11,064,055 and 2,505,574 shares from options to acquire common stock with weighted-average exercise prices of $31.03 and $28.06, respectively, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive in the periods presented. The Company also had outstanding as of March 31, 1998, $258.8 million of convertible subordinated notes, which are convertible into 6.0 million shares of common stock. These notes were not assumed to be converted because they were antidilutive.

Financial Instruments: As more fully described on pages 33-37 in the Company's 1997 Annual Report on Form 10-K for the fiscal year ended May 25, 1997, the Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated revenue transactions are deferred until such time as the underlying transactions are recognized or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria would be recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the condensed consolidated statements of cash flows.


Pooling Interests Business Combination: On November 17, 1997, pursuant to an Agreement and Plan of Merger, dated as of July 28, 1997, by and among National Semiconductor Corporation ("National" or the "Company"), Nova Acquisition Corp., a wholly owed subsidiary of the Company ("Sub") and Cyrix Corporation ("Cyrix"), the Company acquired all outstanding shares of Cyrix common stock through the merger of Sub with and into Cyrix, which thereby became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets X86 software-compatible microprocessors of original design for the personal computer marketplace. Under the terms of the agreement, each share of Cyrix common stock was exchanged for 0.825 of a share of National common stock. A total of 16.4 million shares of National common stock was issued to current holders of Cyrix common stock. In addition, up to 2.7 million shares of National common stock were reserved for issuance in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of National common stock were reserved for issuance in the future upon conversion of Cyrix 5.5% convertible subordinated notes due June 1, 2001. Since the Company repurchased substantially all of the outstanding Cyrix 5.5% convertible subordinated notes during January 1998 (see Note 6), conversion of the remaining outstanding notes will only require issuance of up to 1.6 thousand shares of National common stock.

The merger was accounted for as a pooling of interests. Accordingly, the consolidated balance sheets as of March 1, 1998 and May 25, 1997 and the consolidated statements of operations for the three months and nine months ended March 1, 1998 and February 23, 1997, respectively, and the consolidated statements of cash flows for the nine months March 1, 1998 and February 23, 1997, respectively, include Cyrix. Since the fiscal years for National and Cyrix differ, Cyrix changed its fiscal year-end to coincide with National's beginning in fiscal 1998. Prior year financial statements have been restated to include Cyrix and combine National's fiscal 1997 with Cyrix's calendar year 1996. The consolidated balance sheet as of May 25, 1997 combines National's consolidated balance sheet as of May 25, 1997 with Cyrix's consolidated balance sheet as of December 31, 1996. The consolidated statements of operations for the three months and nine months ended February 23, 1997 and the consolidated statement of cash flows for the nine months ended February 23, 1997 combine National's consolidated statements of operations for the three months and nine months ended February 23, 1997 and the consolidated statement of cash flows for the nine months ended February 23, 1997 with Cyrix's consolidated statements of operations for the three months and nine months ended September 30, 1996 and the consolidated statement of cash flows for the nine months ended September 30, 1996. The results of operations for the period January 1, 1997 through May 25, 1997 for Cyrix, which included net sales of $84.6 million, total operating costs and expenses of $84.4 million, net loss of $0.6 million and an increase in capital from the issuance of common stock of $1.3 million, have been recorded as an adjustment to shareholders' equity as of May 25, 1997.

The following table summarizes the results of operations previously reported by the separate companies from the beginning of the fiscal year through November 23, 1997 which represents the closest interim period to the date the merger was consummated:

(in millions)    	Net Sales         Net Income
                  ---------         ----------
National           $1,241.1          $  120.1
Cyrix                 135.6             (28.6)
                  ---------         ----------
                   $1,376.7          $   91.5
                  =========         ==========


There were no transactions between Cyrix and National prior to the combination, and no adjustments were necessary to conform the accounting policies of the combining companies. Certain amounts for Cyrix have been reclassified to conform with the financial statement presentation followed by National.

In connection with the merger, the Company recorded a one-time charge of $30.0 million related to certain merger and related expenses which is included in the statement of operations for the nine months ended March 1, 1998. These expenses primarily include transaction fees for investment bankers, attorneys, and accountants; financial printing costs; and costs associated with the elimination of duplicate facilities and operations. The Company also expects to pay approximately $10.1 million in retention bonuses to certain Cyrix employees. These amounts are being expensed to operations ratably over the employees' service period. The service period varies by employee, but is generally 18 months following the consummation of the merger.

Note 2.  Components of Inventories
The components of inventories were:
(in millions)                                    March 1,   May 25,
                                                   1998      1997
                                                           (Restated)
                                                 -------    -------
Raw materials                                    $  29.9    $  25.0
Work in process                                    173.0      133.0
Finished goods                                      97.1       47.8
                                                 -------    -------
     Total inventories                           $ 300.0    $ 205.8
                                                 =======    =======

Note 3.  Other income, net
Components of other             Three Months Ended    Nine Months Ended
income, net were:                ------------------   ------------------
(in millions)                   March 1,  Feb. 23,   March 1,  Feb. 23,
                                  1998      1997       1998      1997
                                         (Restated)           (Restated)
                                --------  --------   --------  --------
Net intellectual property income $  11.7   $   1.9    $  14.3   $   8.0
Gain on investments, net             1.8       4.0       10.3       1.0
Other                                0.4       2.0       (1.4)      3.6
                                 -------   -------    -------   -------
     Total other income, net     $  13.9   $   7.9    $  23.2   $  12.6
                                 =======   =======    =======   =======


Note 4.  Statement of Cash Flows Information
(in millions)
                                                  Nine Months Ended
                                                 ------------------
                                                 March 1,   Feb. 23,
                                                   1998       1997
                                                           (Restated)
                                                 --------   --------
Supplemental disclosure of cash flow
  information:
Cash paid for:
    Interest                                     $  23.6    $  17.7
    Interest on tax settlements                       .1         .1
    Income taxes                                    17.8        4.9

Supplemental schedule of non-cash investing
  and financing activities:
  Issuance of stock for employee benefit plans   $   2.5    $   3.2
  Tax benefit for employee stock option plans       17.7       10.4
  Unrealized loss on available-for-sale
    securities                                      (4.3)      (5.4)
  Restricted stock cancellation                       .2         -
  Amortization of unearned compensation charge       7.3        1.4

Note 5.  Restructuring of Operations
In fiscal 1997, the Company formed Fairchild Semiconductor ("Fairchild") as a separate organization and reorganized the operating structure of its remaining core businesses to comprise the Analog Group, the Communications and Consumer Group, and the Personal Systems Group. The reorganization included certain actions to reduce the Company's infrastructure in its core business areas, as well as Fairchild, which the Company disposed of in March 1997. The Company also announced a planned comprehensive realignment of its manufacturing facilities designed to accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries, reduce costs and rationalize production flows. As a result of these actions, the Company recorded a net $134.2 million of restructure charges in fiscal 1997. Included in the Company's results of operations for the nine months ended February 23, 1997 is a net $64.3 million charge related to the reorganization of the Company operating structure, which reflects a $192.0 million credit recorded for the three months ended February 23, 1997 to release the valuation allowance originally recorded to write down the assets of the Fairchild business to fair value as well as excess reserves for severance and other related exit costs.

As part of the Company's planned realignment of its manufacturing facilities, the Company also expects to pay approximately $7.2 million in retention bonuses to certain Santa Clara, California, employees as a result of the previously announced closure of the Santa Clara 5- and 6-inch wafer fabrication facilities, which is expected to be completed by the end of calendar 1998. These amounts are being expensed to operations ratably over the employees' service period up through the close of the facilities.

Amounts paid as a result of work force reduction actions that occurred in the first nine months of fiscal 1998 related to these restructuring activities, as well as restructuring activities related to the Cyrix merger, were $2.3 million of severance to approximately 29 terminated employees. Included in accrued liabilities at March 1, 1998 is $67.8 million related to remaining costs, including severance for those previously announced restructuring activities that are not yet completed.


Note 6 - Debt
Under the terms of the Indenture for the Cyrix 5.5% convertible subordinated notes, the merger with Cyrix constituted a change of control. As a result, each holder of the Cyrix convertible subordinated notes ("securities") had the right to require the Company to repurchase all of the outstanding securities or any portion of the principal amount thereof that is equal to $5,000 or any integral multiple of $1,000 in excess thereof on January 12, 1998 at a purchase price to be paid in cash equal to 100% of the principal amount of the securities to be repurchased plus interest accrued to the repurchase date. During January 1998, the Company paid $126.4 million to repurchase substantially all of the outstanding securities and there remains outstanding approximately $0.1 million of the Cyrix subordinated notes.

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



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Overview     For the year ending May 31, 1998 the Company has a 53 week fiscal year. As a result, the third quarter and first nine months ended March 1, 1998 include an additional week of operations. Operating results for this additional week are considered immaterial to the Company's consolidated results of operations for the third quarter and first nine months of fiscal 1998.

In November 1997, Nova Acquisition Corp., a subsidiary of National Semiconductor Corporation ("National" or the "Company") merged with Cyrix Corporation ("Cyrix")and Cyrix became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets X86 software-compatible microprocessors of original design for the personal computer marketplace. The Company believes that access to Cyrix's X86 microprocessor cores and the combination of technologies resulting from the merger provide a milestone in obtaining the technology required for achieving its system-on-a-chip strategy to develop certain highly integrated, application specific semiconductor products. The discussion that follows includes results for Cyrix.

The Company recorded net sales of $650.1 million for the third quarter of fiscal 1998, an 8.7 percent decrease from net sales of $712.0 million for the same quarter of fiscal 1997 and net sales of $2,026.7 million for the first nine months of fiscal 1998, a 0.6 percent increase from net sales of $2,013.9 million for the same period of fiscal 1997. The absence of Fairchild sales contributed to the decrease in sales for fiscal 1998. During the third quarter, the Company experienced a significant slowdown in new orders that were affected by economic uncertainties in the Asia Pacific region as well as difficulties the Company encountered in ramping up adequate volumes of the Cyrix Media GX processor product to the speed levels the market was demanding. Increased competition and availability of new higher speed processor products from competitors has also caused significant price reductions on the Cyrix 6X86 line of processor products. Net income was $22.3 million and $113.8 million for the third quarter and first nine months of fiscal 1998, respectively, compared to net income of $200.2 million and $20.6 million for the third quarter and first nine months of fiscal 1997, respectively. Net income for the third quarter of fiscal 1998 includes a one-time charge of $5.2 million for in-process research and development ("R&D") related to the acquisition of certain assets and liabilities of Gulbransen Corporation relating to its digital audio technology business. The Company believes that Gulbransen's audio compressor technology will expand its ability to provide digital audio integrated circuits for system-on-a-chip solutions for the consumer and personal computer markets. Net income for the third quarter of fiscal 1997 reflects a one-time credit of $202.0 million related to the disposition of Fairchild. The one-time credit includes the release of $192.0 million for the valuation allowance originally recorded to write down the assets of the Fairchild business to fair value as well as excess reserves for severance and other related exit costs. It also includes the reversal of $10.0 million of the original provision to write down Fairchild inventory to net realizable value. For the first nine months of fiscal 1998, net income also includes one-time charges of $2.5 million for in-process R&D related to the acquisition of Future Integrated Systems, Inc. ("FIS"), a supplier of graphics hardware and software products for the personal computer market, and $30.0 million related to certain merger and related expenses in connection with the Cyrix acquisition. The Cyrix merger and related expenses primarily include transaction fees for investment bankers, attorneys, and accountants; financial printing costs; and costs associated with the elimination of duplicate facilities and operations. The Company believes the FIS acquisition will accelerate its efforts towards providing system-on-a-chip solutions for the personal computer market. The operating results for the third quarter and first nine months of fiscal 1997 include the Fairchild operations, which the Company divested in the fourth quarter of fiscal 1997.

The Company has presented management's discussion and analysis results of operations to also include comparison to fiscal 1997 of the Company's core business without Fairchild. The Company's core business includes the Analog Group, the Communications and Consumer Group, and the Personal Systems Group, which includes Cyrix. The following selected financial information is presented for such comparative purposes. All periods presented below exclude Special Items and for the first nine months ended February 23, 1997 also exclude the effect of certain one-time charges included in cost of sales.

                                     Three Months Ended
                              ---------------------------------
(in millions, except per        Total     Special      National
 share amounts)                Company     Items         Core
                                         Incr(Decr)    Business
                              ---------   --------    ---------
March 1, 1998:
      Net sales               $  650.1                $  650.1
      Gross profit            $  236.1                $  236.1
      Gross margin                36.3%                   36.3%
      Research & development  $  128.9                $  128.9
      Selling, gen. & admin.  $   90.9                $   90.9
      Special items-charge    $    5.2    $  (5.2)    $     -
      Net income              $   22.3    $   3.9     $   26.2
      Earnings per share-
       diluted:               $   0.13                $   0.16


                                           Three Months Ended
                              ---------------------------------------------
(in millions, except per        Total     Special     Fairchild   National
 share amounts)                Company     Items                    Core
                                         Incr(Decr)               Business
                              ---------   --------    ---------  ----------
February 23, 1997:
      Net sales               $  712.0                $ (147.5)   $  564.5
      Gross profit            $  292.1    $ (10.0)    $  (52.9)   $  229.2
      Gross margin                41.0%                               40.6%
      Research & development  $  101.4                $   (5.1)   $   96.3
      Selling, gen. & admin.  $  125.3                $  (20.2)   $  105.1
      Special item-credit     $ (192.0)   $ 192.0                 $     -
      Net income              $  200.2    $(151.5)    $  (20.0)   $   28.7
      Earnings per share-
       diluted:               $   1.20                            $   0.18


                                     Nine Months Ended
                              ---------------------------------
(in millions, except per        Total     Special      National
 share amounts)                Company     Items         Core
                                         Incr(Decr)    Business
                              ---------   --------    ---------
March 1, 1998:
      Net sales               $2,026.7                $2,026.7
      Gross profit            $  780.0                $  780.0
      Gross margin                38.5%                   38.5%
      Research & development  $  358.9                $  358.9
      Selling, gen. & admin.  $  274.7                $  274.7
      Special items-charges   $   37.7    $ (37.7)    $     -
      Net income              $  113.8    $  28.3     $  142.1
      Earnings per share-
       diluted:               $   0.68                $   0.85


                                            Nine Months Ended
                              ---------------------------------------------
(in millions, except per        Total     Special     Fairchild   National
 share amounts)                Company     Items                    Core
                                         Incr(Decr)               Business
                              ---------   --------    ---------  ----------
February 23, 1997:
      Net sales               $2,013.9                $ (434.1)   $1,579.8
      Gross profit            $  734.0    $   8.7     $ (135.3)   $  607.4
      Gross margin                36.4%                               38.4%
      Research & development  $  293.7                $  (14.0)   $  279.7
      Selling, gen. & admin.  $  352.8                $  (59.4)   $  293.4
      Special items-charges   $   74.9    $ (74.9)                $     -
      Net income              $   20.6    $  62.7     $  (44.5)   $   38.8
      Earnings per share-
       diluted:               $   0.13                            $   0.25


The selected financial information presented above for the three months and nine months ended February 23, 1997 is pro forma and includes certain expenses for research and development, selling and marketing, and headquarter functions which were allocated from central corporate cost centers to National Core and Fairchild. The presentation of these separate National core business earnings per share ("EPS") amounts is not in accordance with generally accepted accounting principles. The Company believes, however, that for analytical purposes, these EPS amounts represent the contributions of the National core businesses and are an appropriate basis for comparison with future financial results from the National core businesses.


Sales     Sales of $650.1 million and $2,026.7 million for the third quarter and first nine months of fiscal 1998 for National's core business described above increased 15.2 percent and 28.3 percent, respectively, compared to sales of $564.5 million and $1,579.8 million for the same periods of fiscal 1997 for the Company's core business, despite the decline in sales of Cyrix 6X86 products caused by lower volume and price erosion as well as the Company's inability to ramp adequate volumes of the Cyrix Media GX product. This growth is led by sales for analog products, which grew
19.3 percent and 34.6 percent for the third quarter and first nine months of fiscal 1998 over the same periods of fiscal 1997. The increase in sales also reflects the continued growth in sales for wide area network products, including wireless communication products and local area network ("LAN") products, which grew 39.8 percent and 12.2 percent, respectively, for the third quarter of fiscal 1998 over the comparable quarter of fiscal 1997 and
31.3 percent and 24.8 percent, respectively, year over year. Sales for personal computer products, affected by the decline in new orders from personal computer manufacturers, decreased 2.1 percent for the third quarter of fiscal 1998 from the third quarter of fiscal 1997 but grew 15.6 percent for the first nine months of fiscal 1998 over the comparable period of fiscal 1997. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments resulted in increased sales despite some price declines, particularly in the LAN Ethernet products.


Gross Margin     Gross margin as a percentage of sales declined to 36.3
percent for the third quarter of fiscal 1998, compared to 41.0 percent for the third quarter of fiscal 1997, while for the first nine months of fiscal 1998, gross margin as a percentage of sales was 38.5 percent compared to
36.4 percent for the same period of fiscal 1997. With respect to the Company's core business, gross margin for the third quarter of fiscal 1998 declined compared to 40.6 percent for the third quarter of fiscal 1997 and was relatively flat with gross margin of 38.4 percent for the first nine months of fiscal 1997. The Company's core business results for fiscal 1997 exclude the effect of Fairchild in addition to certain one-time amounts included in cost of sales, consisting of a $10.0 million credit in the third quarter and a net $8.7 million charge for the first nine months related to the Company's reorganization in fiscal 1997. The decline in gross margin for the third quarter of fiscal 1998 was caused by significant margin erosion in the Cyrix products combined with the start of depreciation associated with the new 0.35/0.25 micron wafer fabrication facility in Maine. Factory utilization also declined to 81.5 percent for the third quarter and first nine months of fiscal 1998, reflecting the slowdown in new orders.


Research and Development     R&D expenses for the third quarter and first
nine months of fiscal 1998 increased by 32.2 percent and 20.5 percent, respectively, from the comparable periods of fiscal 1997. For the Company's core business, R&D expenses for the third quarter and first nine months of fiscal 1998 increased by 33.9 percent and 28.3 percent over the same periods of fiscal 1997. R&D expenses for the Company's core business exclude the effect in fiscal 1998 of a $2.5 million in-process R&D charge related to the acquisition of FIS in the second quarter and a $5.2 million in-process R&D charge related to the acquisition of technology from Gulbransen Corporation in the third quarter and exclude the effect of Fairchild in fiscal 1997 and a $10.6 million special charge for in-process R&D related to the acquisition of the PicoPower division of Cirrus Logic Inc. in the first nine months of fiscal 1997. Overall, the increase in R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology that is part of the Company's focus on state-of-the-art process technology, which has been set as one of the Company's strategic imperatives. The increase also reflects the Company's continuing investment in the development of new analog and mixed signal technology based products for applications in the personal systems, communications and consumer markets. R&D spending for fiscal 1998 for process technology grew significantly over the fiscal 1997 spending levels, while spending for product development grew quarter over quarter, but remained relatively flat year to year. Most of the increased R&D spending for product development was in the personal systems and communications and consumer groups.

Selling, General and Administrative     Selling, general and administrative
("SG&A") expenses for the third quarter and first nine months of fiscal 1998 decreased by 27.5 percent and 22.1 percent from the third quarter and first nine months of fiscal 1997. The decrease reflects the effect of centralization initiatives implemented in connection with the Company's fiscal 1997 reorganization that have reduced the Company's infrastructure and reduced spending. Excluding the effect of Fairchild SG&A expenses from the third quarter and first nine months of fiscal 1997, SG&A expenses for fiscal 1998 decreased by 13.5 percent and 6.4 percent for the third quarter and first nine months, respectively, for the Company's core business.


Interest Income and Interest Expense    	Net interest income was $4.7
million and $19.8 million for the third quarter and first nine months of fiscal 1998, respectively, compared to net interest income of $0.4 million and net interest expense of $2.4 million for the third quarter and first nine months of fiscal 1997, respectively. The increase in net interest income was attributable to the combination of increased interest earned on higher cash balances offset by less interest expense from lower debt balances. In addition, the Company capitalized $5.4 million of interest associated with capital expansion projects for fiscal 1998 of which all was recorded in the first quarter, compared to $8.5 million for the first nine months of fiscal 1997.


Other Income, Net	Other income, net was $13.9 million and $23.2 million for
the third quarter and first nine months of fiscal 1998 compared to $7.9 million and $12.6 million for the third quarter and first nine months of fiscal 1997. For the third quarter of fiscal 1998, other income, net included $11.7 million of net intellectual property income related to a significant licensing agreement with a Korean firm, as well as smaller ongoing royalty receipts, a $1.8 million gain from investments primarily arising from the sale of stock from the Company's investment holdings and a $0.4 million gain from forward foreign currency exchange contracts. This compares to $1.9 million of net intellectual property income, a $4.0 million gain from the sale of stock from the Company's investment holdings and a $2.0 million receipt from the settlement of litigation in the third quarter of fiscal 1997. Including the items previously described, other income, net for the first nine months of fiscal 1998 included $14.3 million of net intellectual property income and a $10.3 million net gain from the sale of stock from the Company's investment holdings offset by a net loss of $1.4 million from forward foreign currency exchange contracts. This compares to $8.0 million of net intellectual property income, a $1.0 million net gain from investments from the sale of stock from the Company's investment holdings, $1.6 million of dividend income from an investment holding and a $2.0 million receipt from the settlement of litigation for the first nine months of fiscal 1997. Net intellectual property income for fiscal 1998 related to the licensing agreement with a Korean firm noted above as well as other smaller ongoing royalty receipts. Net intellectual property income for fiscal 1997 did not include any receipts from any significant single licensing arrangement.


Income Tax Expense    	Income tax expense for fiscal 1998 is based on the
Company's expected effective tax rate of 25 percent.


Financial Condition    	During the first nine months of fiscal 1998, cash
and cash equivalents decreased $282.1 million compared to a $46.6 million decrease for the first nine months of fiscal 1997. The decrease for fiscal 1998 was primarily the result of the Company's continued investment in property, plant and equipment of $513.9 million, net purchases of marketable investments of $33.3 million and the redemption of $126.4 million of 5.5% convertible subordinated notes that offset cash flows generated from operating activities of $259.0 million and proceeds of $146.9 million from financing activities. Proceeds from financing activities for fiscal 1998 included $89.6 million from equipment loans, net of repayments and $57.3 million from issuance of common stock. This compares to $456.1 million of investment in property, plant and equipment offset by $291.8 million of cash generated from operating activities and $122.8 million of cash generated from financing activities for the first nine months of fiscal 1997. Cash generated from financing activities for fiscal 1997 included proceeds of $35.6 million from the issuance of common stock and $126.5 million from convertible subordinated notes issued by Cyrix offset by a net repayment of $39.3 million in general debt.

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
Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements. In addition to the risk factors discussed in the Outlook and Financial Condition sections of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 23 through 25 of the Company's 1997 Annual Report on Form 10-K for the fiscal year ended May 25, 1997 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 1998.

Business conditions for the semiconductor industry and the Company significantly weakened in the third quarter of fiscal 1998, in part due to the recent economic downturn in the Asia Pacific region. The Company experienced a slowdown in order rates from both the prior year and the prior quarter, in particular with manufacturers of wireless products who ship into Southeast Asia and Korea, as well as with certain personal computer manufacturers, where new orders were seasonally down after the Christmas holidays. Although new orders improved in February over those in December and January, the rate of new orders has not improved sufficiently to a level that would enable revenue growth in the fourth quarter of fiscal 1998. New orders from customers in the personal computer industry continue to be affected by their efforts to reduce inventory levels of their end product. Further, while the Company continues to transition its LAN products to a more integrated node solution, revenue for LAN products is expected to decline significantly in the fourth quarter as revenue from the previous generation LAN product declines. Although the Company expects the LAN product transition to be successful, until the product transition is completed and new products have received customer acceptance, revenue for LAN products will remain below levels experienced in the first half of fiscal 1998. The Company believes the direction in the personal computer industry to accelerate product migration toward sub $1,000 personal computers may, in the short run, unfavorably impact revenues for the Company's other products in the area of chipset, super I/O (input/output) and temperature sensors. As a result of these factors, the Company expects fourth quarter revenues to be down sequentially from the third quarter, and operating margin to deteriorate, resulting in a loss in the fourth quarter.


Although the Company has seen some signs of recovery in new orders in its analog business and it believes it has resolved the production issues related to the Cyrix Media GX processor product, the Company remains very cautious about its future outlook, particularly with respect to the personal computer business. The Company is reviewing potential cost reduction actions and expects to complete its review and implement certain actions in the fourth quarter of fiscal 1998. While these cost reduction actions are expected to benefit the cost structure for future ongoing operations, certain of these actions may result in one-time charges.

In November 1997, the Company completed the merger of its subsidiary with Cyrix. The Company believes the technologies and capabilities of Cyrix and National are complementary and the separate operations compatible. In addition to lower volume and price erosion as already seen with the Cyrix 6X86 products and difficulties with ramping production of the Cyrix Media GX product, the integration of the two companies' operations may have a further unfavorable impact on future operating results if the Company encounters additional unforeseen obstacles or is unable to successfully complete its integration plan. Other factors related to the Cyrix business that may affect the Company's results of operations include the following:
Cyrix is a small competitor in the personal computer market for socket-seven compatible microprocessor products where other large competitors such as Intel Corporation significantly influence the price of products. There is also the risk that the Company will be unable to sell existing levels of Cyrix product at a profit due to the current trend in product migration and associated price pressure in the personal computer industry. Cyrix is heavily dependent on "quarterly turns orders", which are orders that book and bill in the same quarter. The Company is currently dependent on a third-party wafer foundry to manufacture Cyrix products and this may result in lack of control over the yield distribution of acceptable speed levels on Cyrix microprocessor products that may unfavorably impact product availability.

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

The Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the failure of the Company to favorably resolve such assessments would not have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company is engaged in administrative tax proceedings with the IRS and the Company's tax returns for certain years are under examination in the U.S. and Malaysia. There can be no assurance that the ultimate outcome of the tax proceedings or tax examinations would not have a material adverse effect on the Company's future financial condition or results of operations.

As part of a company wide program to address year 2000 issues, National has launched a number of projects. Business applications and computer systems that support its day to day operations are currently being tested to ensure that they will be year 2000 compliant. The Company utilizes many third party software packages that have already been rendered 2000 compliant and implemented an internal date routine in 1985 which is used in the vast majority of its in-house systems. This routine uses relative dates and deals properly with year 2000 issues. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and that its facilities infrastructure will not experience any failures or difficulties as a result of year 2000 issues. The Company has also reviewed its current product portfolio to identify any year 2000 issues and where appropriate, is communicating with its major customers and suppliers to ensure that corrective actions are taken to address those issues. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all projects will be completed in a timely manner. In connection with its year 2000 program, the Company expects to incur staff costs as well as consulting and other expenses incremental to current spending levels. The Company has not yet completed its assessment of the total costs associated with each of these projects or its effect on the Company's future results of operations, however, the Company expects the incremental costs required to address year 2000 compliance will not be significant with respect to its ongoing operating costs.

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


Item 1.  Legal Proceedings
--------------------------

Except as noted below, there have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 27, 1997:

On March 20, 1998, the Appeals Office of the IRS issued a Notice of Deficiency rejecting the Company's appeal of the IRS' Notice of Proposed Adjustment for fiscal years 1986 through 1989. The Notice of Deficiency seeks additional taxes of approximately $1.5 million (exclusive of interest). The amount sought in the original Notice of Proposed Adjustment issued in April 1995 was approximately $11 million (exclusive of interest). The issues giving rise to the proposed deficiency relate primarily to the Company's former Israeli operation and the allocation of the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. The Company has 90 days to file a petition with the United States Tax Court contesting the deficiency or it can pay the deficiency and file a claim for refund with the Federal District Court or Court of Federal claims. The IRS has completed its examination of the Company's tax returns for fiscal years 1990 through 1993 and the Company expects the IRS to issue a Notice of Proposed Adjustment relating to the same issues involved in the 1986 through 1989 fiscal years. The IRS has begun examination of the Company's returns for fiscal years 1994 through 1996. The Company believes adequate tax payments have been made or accrued for all years.

On November 12, 1997, a class action lawsuit was filed in California State Court against the Company, Cyrix Corporation ("Cyrix"), Cyrix's Board of Directors and Cyrix's Chief Executive Officer by Goodman Epstein, individually and on behalf of Cyrix stockholders. The complaint alleges that the named individual defendants breached their fiduciary duty to the stockholders of Cyrix in connection with their approval of Cyrix's merger with a subsidiary of the Company and that the Company further aided and abetted the alleged breach of fiduciary duty. The complaint sought certain declaratory and injunctive relief, an accounting to the plaintiff and members of the class for the damages alleged to have been suffered, costs and fees. An ex parte application filed by plaintiffs for a temporary restraining order, preliminary injunction and an expedited discovery order was scheduled to be heard on November 14, 1997, but was subsequently dropped by plaintiffs and was not heard. In response to the demurrer filed by the defendants, plaintiff has filed its first amended complaint, adding as defendants the Company's directors, Donald Macleod, the Company's Executive Vice President, Finance and Chief Financial Officer, and Richard
D. Crowley, Jr., the Company's Vice President and Controller. The amended complaint alleges breach of fiduciary duty to the stockholders of Cyrix by the Company, Cyrix and the Cyrix individual defendants and violations of Sections 11 and 12(2) of the Securities Act of 1933 by all defendants and seeks certain declaratory and injunctive relief, an accounting to the plaintiff and class members for damages alleged to have been suffered, costs and fees. The Company believes the action is without merit and intends to contest it vigorously.


Item 6.	Exhibits and Reports on Form 8-K
--------------------------------------------

3.1	Second Restated Certificate of Incorporation of the Company as
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

4.5	Form of Note (incorporated by reference from the Exhibits to the
Company's Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.6	Indenture dated as of May 28, 1996 between Cyrix Corporation
("Cyrix") and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

4.7	Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

10.1	Management Contract or Compensatory Plan or Agreement: Agreement with
Kevin C. McDonough

11.0	Computation of Earnings Per Share-Assuming Full Dilution.

27.0	Financial Data Schedule

(b)	Reports on Form 8-K


A report on Form 8-K was filed on November 24, 1997 reporting the merger on November 17, 1997 of Nova Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company ("Sub") and Cyrix Corporation, a Delaware corporation ("Cyrix"). Under the terms of the merger, each share of Cyrix Common Stock was exchanged for 0.825 of share of National Common Stock and an additional 5.3 million shares of National Common Stock were reserved for future issuances in connection with stock options, employee benefit plans and conversion of certain Cyrix convertible subordinated notes. No financial statements were included with the Form 8-K, although it was noted that financial statements of Cyrix and pro-forma financial information were included in the Company's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on October 16, 1997.





SIGNATURE
---------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 3, 1998                 /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

									     EXHIBIT 10.1




National Semiconductor Corporation		(408) 721-5000 Tel
2900 Semiconductor Drive
Santa Clara, CA 95052-8090


							August 27, 1997



Mr. Kevin McDonough
Senior Vice President, Engineering
Cyrix Corporation
P.O. Box 853920
Richardson, Texas 75085-3920

Re:	Employment with National Semiconductor Corporation

Dear Mr. McDonough:

		National Semiconductor Corporation ("National") has determined that because of your substantial management expertise and experience and because of your knowledge of significant proprietary and confidential business and technical information relating to the business of Cyrix Corporation ("Cyrix") it is in the best interests of National and its stockholders to secure the benefit of your continued employment following the consummation of the merger between National and Cyrix (the "Merger"). National desires to obtain your employment based upon the following employment package which we hope you will accept by signing this letter.

		1. Compensation and Continued Employment. For the period commencing on the effective closing date of the Merger (the "Closing") under the Agreement and Plan of Merger by and among National, Acquisition Corp. and Cyrix, dated July 28, 1997, through the end of the 18th month following the Closing (the "Term"), National agrees to employ you at a base salary at least equal to the base salary paid to you by Cyrix immediately preceding July 25, 1997. During the Term, you shall perform such duties and responsibilities of an executive nature as may be determined from time to time by National's Chief Executive Officer or his designee. You will be entitled to participate in all National benefit plans and programs generally available for similarly situated employees, subject to the terms and conditions of such plans and programs.

		If you remain employed by National through the end of the Term, in consideration for your activities and services supporting the integration of Cyrix and National, you will be paid a retention bonus equal to 400% of your annual base salary and bonus as of such date. Half of this sum will be paid at the end of the Term, and half will be paid 12 months thereafter. All payments under this letter agreement shall be subject to all applicable federal, state and local income and other tax withholding requirements.

		At the end of the Term, your continued employment with National shall be on an at-will basis.

		2. Severance. In the event you voluntarily terminate your employment, or your employment is terminated as a result of cause, disability or upon your death, you will receive your base salary through your date of termination and all other benefits to which you are entitled pursuant to the plans and programs in which you participate. If your employment is terminated by National prior to the end of the Term (other than for cause or disability), in addition to the amounts described in the preceding sentence National will pay you a lump sum severance amount equal to 400% of your annual base salary and target bonus for such year of termination, less the present value of any other severance amounts to which you are entitled. Such payments will be made in two parts, half to be paid at termination and half 12 months thereafter. In addition, National will provide you and your spouse and dependents with continued medical coverage (subject to your continued payment of the employee premium) until the first to occur of (i) the end of the original Term, or (ii) your employment by an entity providing health coverage. (If any payments or benefits provided to you in connection with the Merger would be subject to the excise tax under
Section 4999 of the Internal Revenue Code, then the amounts payable under this letter agreement shall be reduced to the maximum amount as will result in no portion of such payments being subject to the excise tax.)

		3. Cause and Disability. "Cause shall mean: (i) conduct on your part which is dishonest, fraudulent or criminal and is injurious to Cyrix or National (including without limitation the commission of a felony offense), (ii) your willful and material breach of Section 4 of this letter agreement or any other confidentiality or proprietary information agreement between you and Cyrix or National or (iii) your willful and continued failure to perform your duties of employment, after notice has been provided to you. "Disability" shall mean your inability to perform your duties as a result of physical or mental illness for a continuous period of
(3) months or an aggregate of (6) months during a 12 month period.

		4. Proprietary Information and Inventions. You agree to hold in a fiduciary capacity, maintain in confidence and use only for the benefit of Cyrix or National all proprietary information and trade secrets of Cyrix or National. You further agree that all inventions and intellectual property developed from or in any way associated with your employment with Cyrix have been properly assigned to Cyrix and you will take appropriate steps to assure perfection of the ownership of Cyrix and National of such property upon and after the Closing. You also agree to execute as may be required from time to time agreements of Cyrix and National to assign all inventions and intellectual property developed from or in any way associated with your employment with Cyrix and National and to protect proprietary information and intellectual property of Cyrix and National. You agree that during your employment with National or Cyrix, and for twelve (12) months thereafter, you will not yourself compete with, nor will you serve as an employee, officer, director or consultant, or in any other similar capacity, on behalf of any person, firm, corporation, association or other entity that competes with, the microprocessor business of National or Cyrix as then conducted or as then proposed to be conducted. You further agree that during, and for twelve (12) months following the termination of, your employment with National or Cyrix you will not, directly or indirectly, solicit, recruit, or hire, or assist any person, firm, corporation, association or other entity in the solicitation, recruitment or hiring of, any person then engaged by National or Cyrix as an employee, officer, director or consultant, or so engaged by National or Cyrix within the then prior six (6) months, nor will you interfere in any business relationship of National or Cyrix.

		5. Specific Performance. You agree that any remedy at law for a breach of the covenants in Section 4 above will not be adequate and that Cyrix or National may apply for and have injunctive relief in any court of competent jurisdiction to restrain the breach or threatened breach or otherwise to enforce specifically any of the covenants of such Section.
You consent to jurisdiction and venue in the federal and state courts located in Northern California for the purpose of enforcing the terms of this letter agreement.

		6. Assignment. Your rights under this letter agreement are not assignable or transferable.

		7. Entire Agreement. This letter agreement sets forth the entire agreement between you and National and may not be modified, amended or changed except by written instrument signed by duly authorized representatives of all parties. This letter agreement replaces all prior offers and agreements between you and Cyrix (as to the matters covered herein), which are hereby terminated.

		8. Governing Law. The rights and obligations of the parties and all interpretations and performances of this letter agreement shall be governed in all respects by the laws of the State of California.

		9. Exclusive Remedy. The payments to you contemplated by this letter agreement shall constitute your exclusive and sole remedy for any termination of your employment by National during the Term, and you covenant not to assert or pursue any remedies, other than an action to enforce this letter agreement, at law or in equity, with respect to any such termination of employment.

		10. Severability of Provisions. If any covenant set forth in this agreement is determined by any court to be unenforceable by reason of its extending for too great a period of time or over too great a geographic area, or by reason of its being too extensive in any other respect, such covenant shall be interpreted to extend only for the longest period of time and over the greatest geographic area, and to otherwise have the broadest application as shall be enforceable. The invalidity or unenforceability of any particular provision of this letter agreement shall not affect the other provisions hereof, which shall continue in full force and effect. Without limiting the foregoing, the covenants contained herein shall be construed as separate covenants, covering their respective subject matters, with respect to each of the separate cities, counties and states of the United States, and each other country, and political subdivision thereof, in which Cyrix or National transact any business.

		Please indicate your agreement with the foregoing by executing this letter agreement and the enclosed copy hereof in the space indicated below. If you have any questions or concerns, please feel free to direct those to National and, of course, if you feel it appropriate, please consult with legal counsel regarding this letter agreement. Please note terms of this letter agreement are confidential. If the Closing does not occur this agreement shall be of no further force or effect.

Agreed to and Accepted:


By:  //s//Kevin C. McDonough
     -----------------------

Date:    9/11/97
     -----------------------


Sincerely,

NATIONAL SEMICONDUCTOR CORPORATION

By: //s// Richard A. Wilson
    -----------------------
Name:  Richard A. Wilson
       --------------------
Title: V.P. Human Resources
       --------------------


										Exhibit 11.0

NATIONAL SEMICONDUCTOR CORPORATION
ADDITIONAL FULLY DILUTED CALCULATION OF EARNINGS PER SHARE(1)
(in millions, except per share amounts)

                            Three Months Ended       Nine Months Ended
                            ------------------      --------------------
                            March 1,   Feb. 23,      March 1,   Feb. 23,
                              1998       1997          1998       1997
                            --------  --------      --------    --------
Net income, as reported
  and used for basic
  earnings per share        $   22.3  $  200.2      $  113.8    $   20.6

Adjustment for interest
  on convertible notes      $    3.9  $    2.6      $   12.9    $    8.5
                            --------  --------      --------    --------
Net income used for
  diluted earnings
  per share                 $   26.2  $  202.8      $  126.7    $   29.1
				    ========  ========	    ========    ========
Number of shares:

Weighted average common and
  common equivalent shares
  for basic earnings per
  share                        164.5     156.2         163.5       154.9

Weighted average common
  equivalent shares
  assuming dilution              2.8       3.8           4.2         2.7

Shares issuable from
  assumed conversion of
  convertible notes              7.4       8.6           8.2         7.2
                            --------   -------      --------    --------
Weighted average common and
  common equivalent shares
  assuming diluted
  earnings per share           174.7     168.6         175.9       164.8
                            ========   =======      ========    ========

Earnings per share, assuming
  dilution:
  Net Income                $    .15  $   1.20      $    .72    $    .18

Earnings per common share,
  as reported:
    Basic    		    $    .14  $   1.28      $    .70    $    .13
                            ========  ========      ========    ========
    Diluted                 $    .13  $   1.20      $    .68    $    .13
                            ========  ========      ========    ========






(1)	For the three and nine months ended March 1, 1998 and the nine months ended February 23, 1997, this calculation is submitted in accordance with Regulation S-K Item 601(b)(11) although it is contrary to paragraph 40 of the APB Opinion No. 15 because it produces an antidilutive result.








23


9 of 23

1 of 23



28 of 21