Form 10-K
period 1998-05-31
NATIONAL SEMICONDUCTOR CORP
filed 1998-08-10
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                               FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 1998
                                   OR

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

                                             Name of Each Exchange on
Title of Each Class                          Which Registered
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X . No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 28, 1998, was approximately $2,196,761,084.
Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of June 28, 1998, was 165,453,237.

                     DOCUMENTS INCORPORATED BY REFERENCE
             Document                              Location in Form 10-K
             --------                              ---------------------

Portions of the Proxy Statement for the Annual Meeting of       Part III
  Stockholders to be held on or about September 25, 1998.

Portions of the Company's Registration Statement on Form S-3,   Part IV
  Registration No. 33-48935, which became effective
  October 5, 1992.

Portions of the Company's Registration Statement on Form S-3,   Part IV
  Registration No. 33-52775, which became effective
  March 22, 1994.

Portions of the Company's Registration Statement on Form S-8,   Part IV
  Registration No. 333-57029, which became effective
  June 17, 1998.

Portions of the Company's Registration Statement on Form S-8,   Part IV
  Registration No. 33-55699, which became effective
  September 30, 1994.

Portions of the Proxy Statement for the Annual Meeting of       Part IV
  Stockholders held September 30, 1994.

Portions of the Company's Registration Statement on Form S-8,   Part IV
  Registration No. 33-61381, which became effective
  July 28, 1995.

Portions of the Company's Registration Statement on Form S-3,   Part IV
  Registration No. 33-63649, which became effective
  November 6, 1995.

Portions of the Company's Registration Statement on Form S-8,   Part IV
  Registration No. 333-36733, which became effective
  September 30, 1997.

Portions of the Company's Registration Statement on Form S-8,   Part IV
  Registration No. 333-09957, which became effective
  August 12, 1996.

Portions of Cyrix Corporation's Registration Statement on       Part IV
  Form S-3, Registration No. 333-10669, which became effective August 22, 1996.

Portions of the Proxy Statement for the Annual Meeting          Part IV
  held September 26, 1997.

Portions of the Company's Post Effective Amendment No. 1 on     Part IV
  Form S-8 to Form S-4 Registration No. 333-38033-01, which became effective November 18, 1997.

The Index to Exhibits is located on pages 66-68.

                                  PART I
                                  ------

ITEM 1. BUSINESS

General
National Semiconductor Corporation, including its subsidiaries ("National" or the "Company"), designs, develops, manufactures and markets a wide variety of semiconductor products, including microprocessors for the personal computer industry, and a broad line of analog, mixed-signal and other integrated circuits for applications in a variety of markets, including the personal computing, wireless communications, flat panel and CRT display, power management, local and wide area networks, automotive, consumer and military aerospace markets. National's strategic focus is to develop systems-on-a-chip in the form of highly integrated application specific semiconductor products for the personal systems, communications and consumer markets. National was incorporated under the laws of the state of Delaware in 1959.
     In November 1997, Nova Acquisition Corp., a subsidiary of the Company, merged with Cyrix Corporation ("Cyrix") and Cyrix became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets X86 software-compatible microprocessors of original design for the personal computer marketplace. The Company believes that access to Cyrix's X86 microprocessor cores and the combination of technologies resulting from the merger bring together many of the key enabling technologies necessary to achieve its system-on-a-chip strategy. The merger was accounted for as a pooling of interests.
     During fiscal 1998, the Company also completed the acquisitions of Future Integrated Systems, Inc. ("FIS"), a supplier of graphics hardware and software products for the personal computer market, and certain assets and liabilities of Gulbransen, Inc. related to its digital audio technology business. The Company believes FIS design expertise will expand its ability to integrate advanced graphics capabilities into system-on-a-chip solutions for the personal computer market and the Gulbransen audio compressor technology will expand its ability to provide digital audio building blocks for system-on-a-chip solutions.
     The Company also completed the acquisition of ComCore Semiconductor, Inc. ("ComCore") in late fiscal 1998. ComCore, a designer of integrated circuits for computer networking and broadband communications, uses powerful mathematical techniques combined with advanced digital signal processing ("DSP") and customized design methodologies to create high performance communications integrated circuits. This technology is expected to add advanced design and technology capabilities to the Company's existing analog, mixed-signal and digital expertise. The Company believes that this technology will help position it as a leader in the application of advanced DSP technology for communications solutions.
     The Company operates in one industry segment. For information with respect to sales and identifiable assets for National's geographic segments, refer to the information contained in Note 12 of the Financial Statements in Part 8 of this Report under the caption "Industry and Geographic Segment Information."

Products
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     National manufactures a broad variety of analog intensive, mixed-signal and digital products. National's products are used in numerous commercial applications, including personal systems, telecommunications and communications products, data processing, automotive, local and wide area networking and other industrial applications as well as consumer applications.
     The Company is a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as ethernet local area networks, wireless communications and automotive. While no precise industry standard for analog and mixed-signal exists, the Company considers products which process analog information, convert analog to digital or convert digital to analog as analog and mixed-signal products. Analog and mixed-signal products include amplifiers and regulators, power monitors and line drivers, products optimized for audio, video, automotive or display applications and data acquisition products. Other Company products with significant digital to analog or analog to digital capacity include products for local area networks ("LAN"), wireless networking and wireless communications, as well as products for personal systems and personal communications such as its office automation and "Super I/O" offerings. Super I/O (input/output) is the brand name used by the Company to describe its integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard.
     Corporate Structure and Organization. The Company is organized into three business groups that include the Analog Group, the Communications and Consumer Group, and the Cyrix Group described as follows:
     Analog Group: Analog products are used to maintain and control continuously variable electrical signals in the real world. They are used in equipment to provide a human interface such as sound, vision, images, and to provide communications interfaces and power management. With its pool of talented analog designers, the Analog Group develops and manufactures a wide range of building blocks such as high performance operational amplifiers, power management circuits, data acquisition circuits and interface circuits. In addition, the Analog Group produces the COP8 family of microcontrollers, used in a wide variety of automotive and industrial applications. The Group is heavily focused on using analog circuits as the beginning point for forward integration for systems-on-a-chip aimed at the desktop, notebook, cellular telephone and information appliance markets. Current examples include scanners on a chip, systems health monitoring and integrated power management systems. The Analog Group has a large and diverse global customer base, approaching 80,000 worldwide. Approximately 50 percent of the analog business is done through authorized distributors.
     Communications and Consumer Group ("CCG"): Communication is the enabler of the Internet. National through CCG is a leading communications integrated circuit supplier, focusing in two major market segments, wireless communications and LAN.
     The Group's wireless circuits perform the radio, baseband controller, power management and other related functions primarily in the cellular and cordless telephone markets. Key market segments include Global System for Mobile Communication (GSM), Digital Enhanced Cordless Telephone (DECT), Code Division Multiple Access (CDMA) as well as other fast growing wireless markets.
     In the past, National's efforts in LAN have enabled CCG to enjoy a significant market position in the current 10/100 Mb Ethernet market. The acquisition of ComCore is intended to expand National's LAN products into the Gigabit Ethernet market.
     Cyrix Group: The Cyrix Group, which was formerly known as the Personal Systems Group, utilizes National's mixed-signal expertise and high speed digital technologies for the development of integrated and stand alone central processing units, system logic chip set solutions for Cyrix based microprocessors, information access and multimedia appliances, and a portfolio of peripheral product solutions. The Cyrix Group is a supplier of X86 microprocessors, Super I/O products and system logic for desktop and notebook personal computers. The Cyrix Group also includes Cyrix and Mediamatics, Inc. ("Mediamatics").
     Cyrix supplies high-performance microprocessors to the personal computer industry with the MediaGXTM and MIITM products. The proprietary MediaGXTM microprocessor is a total system solution which integrates the graphics and audio functions, the personal computer interface and the memory controller into one integrated circuit. This enables extremely cost effective system solutions. The MIITM utilizes advanced design techniques to deliver comparable performance to Intel's Pentium-II class microprocessor products at a significantly lower cost. The MIITM microprocessor is compatible with MMX technology and features a quadrupled (64-Kbyte) internal cache, enhanced memory management and other architectural and performance features. These enhancements enable the MIITM microprocessor to deliver richer colors, high-resolution video and 3-D graphics at greater speeds. Additionally, the MIITM microprocessor is able to support new business communications technologies such as video conferencing and voice recognition software.
     Within the Cyrix Group, Mediamatics is also responsible for providing technology required in executing National's information appliance strategy. This includes applications such as digital versatile disc ("DVD") players, set-top-box, video servers and convergence appliances. Using its balanced hardware/software system approach and its expertise in video and audio technology, Mediamatics is providing cost-effective solutions required to meet the needs of this emerging marketplace. Its software DVD player (DVD ExpressTM) has already won designs with major personal computer original equipment manufacturers and is optimized for the Cyrix MIITM processor. The Pantera-DVD decoder chip, National's first system-on-a-chip product, is being designed into several DVD players which will become available in the market later this year. The Pantera architecture is also the building block for other video and audio decoder products.
     Aside from these operating groups, the Company's corporate structure also includes centralized Worldwide Sales and Marketing, the Central Technology and Manufacturing Group and the Core Technology Group. Worldwide Sales and Marketing is organized around the four major regions of the world in which the Company operates: the Americas, Europe, Japan and Asia Pacific region and is comprised of the Company's worldwide sales and marketing organization. Central Technology and Manufacturing manages production and technology operations. The group is responsible for two of the Company's strategic imperatives, state-of-the-art process technology and world-class manufacturing, that have been established as the delivery vehicles to enable the Company to develop products constituting systems-on-a-chip. The technology operations include process technology, the central research arm of the Company, which provides pure research, process development and initial product prototyping necessary for many of the Company's core production processes and leading edge products. The Core Technology Group includes development technology, which selects and implements integrated Computer Aided Design ("CAD") tools for designing, performing layout, simulating and testing the logical and physical representation of new products before they are actually produced. The group is also responsible for providing the range of process cores and support tools and software required by all of National's product lines, to service the range of platforms and operating system environments for markets for information appliances.

Marketing and Sales
The Company markets its products throughout the world to original equipment manufacutrers ("OEMs") by way of a direct sales force. Major OEMs include International Business Machines Corporation ("IBM"), Hewlett-Packard Company, Compaq Computer Corporation, 3COM Corporation, Motorola, Inc. and Dell Computer Corporation as well as Robert Bosch GmbH, Siemens AV, Samsung Group, Telefonaktiebolaget L.M. Ericsson and others. In addition to its direct sales force, National uses distributors in all four of its business regions, and as noted above, approximately 50 percent of the analog business is done through distributors.
     Customer support is handled by comprehensive, central facilities in the United States, Europe and Singapore. These Customer Support Centers ("CSCs") provide responses to inquiries on product pricing and availability, technical support for customer questions, order entry and scheduling.
     National augments its sales effort with application engineers based in the field. These engineers are specialists in National's product portfolio and work with customers to design National integrated circuits for their products and identify National products that can be used in the customer's application. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.
     In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products and under specific conditions repurchases products that have been discontinued by the Company.

Customers
National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1998, 1997 and 1996.

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

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the Company's fourth quarter. However, the Company did not experience the typical seasonal peak in revenue in the fourth quarter of fiscal 1998, as business conditions for the semiconductor industry and the Company significantly weakened in the second half of fiscal 1998, in part due to the recent economic downturn in the Asia Pacific region.

Manufacturing
The design of semiconductor and integrated circuit products is determined by customer requirements and general market trends and needs. These designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads or "prongs" of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers.
     The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in three facilities in the United States and in a facility in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Southeast Asia and Japan. These arrangements include manufacturing agreements with the Company's former Fairchild Group, which was divested in March 1997 ("Fairchild"), under which the Company will purchase goods and services from Fairchild through fiscal 2000 and the Cyrix manufacturing agreement with IBM which provides for IBM's Microelectronics division to manufacture wafers of Cyrix-designed products for sale to Cyrix through December 1999, as well as various subcontract vendors in Europe and Asia.
     National's wafer manufacturing processes span Bipolar, Metal Oxide Silicon ("MOS"), Complementary Metal Oxide Silicon ("CMOS") and Bipolar Complementary Metal Oxide Silicon ("BiCMOS") technologies. The Company's wafer fabrication processes are being adapted to emphasize integration of analog and digital capabilities to support the Company's strategy to develop systems-on-a-chip products. Bipolar processes support primarily the Company's standard products. As products decrease in size and increase in functionality, National's wafer fabrication facilities are now required in many cases to manufacture integrated circuits with sub-micron circuit pattern widths. Precision manufacturing in wafer fabrication carries over to assembly and test operations where advanced packaging technology and comprehensive testing are required for increasingly powerful integrated circuits.

Raw Materials
National's manufacturing processes make use of certain key raw materials critical to its products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. The Company also is increasingly relying on subcontractors to supply finished or semi-finished products which the Company then markets through its sales channels. Both raw materials and semi-finished or finished products are obtained from various sources, although the number of sources for any particular material or product is relatively limited. Although the Company feels its current supply of essential materials is adequate, shortages from time to time have occurred and could occur again. Significant increases in demand, rapid product mix changes or natural disasters all could affect the Company's ability to procure materials or goods.

Research and Development
National's research and development ("R&D") consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. Research functions and definition and development of most process technologies are done by Central Technology and Manufacturing's process technology group. Process capability is developed and prototyped at the Company's 8-inch pilot wafer fabrication facility located in Santa Clara, California, and product design is done by the operating divisions. R&D expenses were $482.0 million for fiscal 1998, $404.5 million for fiscal 1997 and $379.0 million for fiscal 1996 with all years experiencing increases in R&D in the Company's core analog and mixed-signal products as well as Cyrix microprocessor based products and critical process development. These amounts exclude in-process R&D charges of $102.9 million related to the acquisitions of ComCore ($95.2 million), FIS ($2.5 million) and the Gulbransen digital audio technology business ($5.2 million) in fiscal 1998, $72.6 million related to the acquisitions of the PicoPower business of Cirrus Logic, Inc. ($10.6 million) and Mediamatics ($62.0 million) in fiscal 1997, and $11.4 million related to the acquisition of Sitel Sierra, B.V. in fiscal 1996, which have been separately presented in the consolidated statements of operations as special items. For fiscal 1998, the Company expended 29 percent of its R&D effort toward the development of process technology and the remaining 71 percent for new product development. This represents an increase of 33 percent and 21 percent in fiscal 1998 over fiscal 1997 in spending for process technology and product development, respectively.

Patents
National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The Company licenses certain of its patents to other manufacturers and participates in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of the agreements are cross-licenses where the Company grants broad licenses to its intellectual property in exchange for receiving a license; none are exclusive. The amount of income from licensing agreements has varied in the past and the amount and timing of future income from licensing agreements cannot be precisely forecast. On an overall basis, the Company believes that none of the license agreements is material to the Company in terms of either the royalty payments due or payable or the intellectual property rights granted or received under any such agreement.

Employees
At May 31, 1998, National employed approximately 13,000 people of whom approximately 6,500 were employed in the United States, 1,700 in Europe, 4,600 in Southeast Asia and 200 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be favorable.

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

Fluctuations in Financial Results
The Company's financial results are affected by the business cycles and seasonal trends of the semiconductor and related industries. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on the Company's operating results. As a result of these and other factors, the Company's financial results can fluctuate significantly from period to period. As an example, the Company generated net income in fiscal 1993 through 1997, but experienced substantial losses in fiscal 1998 and in fiscal 1989 through 1992.

Competition
Competition in the semiconductor industry is intense. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Inc., Philips Electronics NV, NEC Corporation and Toshiba Corporation. National also competes with a large number of companies that target particular markets such as Linear Technology Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc. ("AMD"), LSI Logic Corporation, SGS-Thompson Microelectronics SA, Intel Corporation ("Intel"), Cirrus Logic, Inc. and Texas Instruments Incorporated. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. The Company is currently faced with growing competition in the LAN market from both large companies such as Intel and Lucent Technologies Inc. as well as other smaller companies including Broadcom Corporation, Galileo Technology Ltd. and Level One Communications, Inc. With the Cyrix 6x86 and MIITM products, the Company is also faced with competition in the personal computer market for socket-seven compatible microprocessor products where other large competitors such as Intel, AMD and IBM significantly influence the price and availability of products. The microprocessor business is characterized by short product cycles, intense price competition and rapid advances in product design and process technology resulting in rapidly occurring product obsolescence. There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition. The Company is also faced with competition from several of its customers, particularly customers in the networking and personal systems industries.

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

Environmental Regulations
National believes that compliance with federal, state and local laws or regulations which have been enacted or adopted to regulate the environment has not had, nor will have, a material effect upon the Company's capital expenditures, earnings, competitive or financial position. (Also see Item 3, Legal Proceedings.)In addition to the risks discussed above, further discussion of other risks and uncertainties that may affect the Company's business is included in the Outlook section of "Management's Discussion and Analysis" appearing in Item 7.


ITEM 2. PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. The major concentrations of wafer fabrication and product research and development capability are located at the Company's plants in South Portland, Maine; Arlington, Texas; and Greenock, Scotland. The Company also operates small design facilities in various locations in the U.S. including Atlanta, George; Calabasas, California; Fort Collins, Colorado; Fremont, California; Grass Valley, California; Longmont, Colorado; Mesa, Arizona; Newport Beach, California; Redmond, Washington; Richardson, Texas; Salem, New Hampshire; Salt Lake City, Utah; San Diego, California; Tacoma, Washington; Tucson, Arizona; and overseas locations including the United Kingdom, Israel, Germany and the Netherlands.
     The Company conducts significant manufacturing offshore. One of National's largest wafer fabrication facilities is in Greenock, Scotland. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore. The regional headquarters for National's Worldwide Sales and Marketing are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. National maintains local sales offices in various locations and countries throughout its four business regions. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices. The Company's real estate in Arlington, Texas is secured by two notes assumed as part of the repurchase by the Company of the equity interest in the facility which had been sold and leased back prior to 1990. Facilities of Cyrix in Richardson, Texas are secured by certain notes assumed by the Company in the Cyrix transaction.
     Although the Company has brought on new manufacturing capacity in fiscal 1998 with the completion of its new wafer manufacturing facility in Maine, the Company experienced a significant decline in wafer fabrication capacity utilization by the end of fiscal 1998 due to the slowdown in new orders experienced in the second half of fiscal 1998, which was affected by economic uncertainties in the Asia Pacific region and unstable conditions in the personal computer market. Wafer fabrication capacity utilization for fiscal 1998 was 76 percent compared to 73 percent in fiscal 1997; however, wafer fabrication capacity utilization declined to 51 percent in the last month of fiscal 1998.


ITEM 3. LEGAL PROCEEDINGS

     In April 1995, the Internal Revenue Service ("IRS") issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). A Subsequent Notice of Deficiency issued in March 1998 reduced the amount of additional tax sought to Approximately $1.5 million (exclusive of interest). The issues giving rise to the proposed adjustments relate primarily to the Company's former Israeli operation and the allocation of the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. In June 1998, the Company filed a petition with the United States Tax Court contesting the Notice of Deficiency. The IRS has completed its examination of the Company's tax returns for fiscal 1990 through 1993 and the IRS has issued a notice of proposed adjustment refunding approximately $0.7 million (exclusive of interest) and relating to the same issues involved in the 1986 through 1989 fiscal years. The IRS is examining the Company's tax returns for fiscal 1994 through 1996. The Company believes that adequate tax payments have been made or accrued for all years.
     On July 9, 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The assessments total approximately $146.9 million Malaysian ringgits ($39.2 million) (exclusive of interest). The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.
     On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million; the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994. In March 1998, the Assistant Commissioner of Customs for the Office of Regulations and Rulings issued a decision on the petition which provided insignificant reductions to the duty amount being sought. The Company intends to continue to contest the assessments through available avenues for relief if it is not able to resolve the issues with U.S. Customs. On July 1, 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company, denying the payment of drawback previously paid to the Company and issued bills in the amount of $2.5 million seeking repayment of the accelerated drawback. Timely protests of these liquidations were filed in September 1988. These protests were denied in March 1996. The Company is pursuing judicial review of the denial in the Court of International Trade and has paid the denied duties and associated interest totaling $5.2 million, which is a prerequisite to filing a summons with the Court. The Company believes that resolution of these Customs matters will not have a material impact on the Company's financial position.
     A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991. A final assessment in the amount of approximately $4 million (including interest and penalty) was made by the Board and payment was made by the company in August 1995. The Company has subsequently filed a claim for refund of all amounts paid, plus interest, with the Board. The sales tax examination and assessment did not have a material adverse effect upon the Company's financial position.
     The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the EPA. The Company has agreed in principle with the RWQCB to a site remediation plan. The Company has also been sued by AMD, which seeks recovery of cleanup costs incurred by AMD in the Santa Clara, California area under the RWQCB remediation orders. AMD alleges that certain contamination for which the RWQCB has found AMD responsible was originally caused by the Company. As part of the litigation, the Company is seeking to recover from AMD expenses relating to commingled groundwater in an area offsite and downgradient of National's and AMD's superfund sites. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company has also retained liability for environmental matters arising from its former operations of Dynacraft, Inc. ("DCI") and the Fairchild business but is not currently involved in any legal proceedings relating to those liabilities. The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                           Current Title                        Age
----                           -------------                        ---

Kamal K. Aggarwal (1)          Executive Vice President, Central      60
                               Technology and Manufacturing Group

Michael Bereziuk (2)           Senior Vice President, Worldwide       45
                               Marketing and Sales

Jean-Louis Bories (3)          Senior Vice President, Core            43
                               Technology Group

Patrick J. Brockett (4)        Executive Vice President and           50
                               General Manager, Analog Group

John M. Clark III (5)          Senior Vice President, General         48
                               Counsel  and Secretary

Brian L. Halla (6)             Chairman of the Board, President       51
                               and Chief Executive Officer

Donald Macleod (7)             Executive Vice President, Finance      49
                               and  Chief Financial Officer

Kevin C. McDonough (8)         Senior Vice President, Cyrix           48
                               Corporation and Co-General Manager,
                               Cyrix Group

Gobi R. Padmanabhan (9)        Senior Vice President, Technology,     52
                               Research and Development

Robert M. Penn (10)            Senior Vice President and General      61
                               Manager, Communications and Consumer
                               Group

Richard L. Sanquini (11)       Senior Vice President and Co-General   63
                               Manager, Cyrix Group

Richard A. Wilson (12)          Vice President, Human Resources       55

*  all information as of May 31, 1998

Business Experience During Last Five Years
------------------------------------------

(1) Mr. Aggarwal joined the Company in November 1996 as Executive Vice President, Central Technology and Manufacturing Group. Prior to joining the Company, Mr. Aggarwal held positions as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test at LSI Logic Corporation.

(2) Mr. Bereziuk joined the Company in August 1984. Prior to becoming Senior Vice President, Worldwide Marketing and Sales in October 1997, Mr. Bereziuk held positions at the Company as Senior Vice
President and General Manager of the Personal Systems Group; Vice
President and General Manager, Personal Systems Group; Vice President and General Manager, Embedded Control Division; and Vice President, Embedded Control Division.

(3) Mr. Bories joined the Company in October 1997 as Senior Vice President, Core Technology Group. Prior to joining the Company, he had held positions at LSI Logic Corporation as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program.

(4) Mr. Brockett joined the Company in September 1979. Prior to becoming Executive Vice President and General Manager, Analog Group, he held positions at the Company as Executive Vice President, Worldwide Sales and Marketing; President, International Business Group; Corporate Vice President, International Business Group; Vice President, North America Business Center; Vice President and Managing Director, European Operations; and Vice President and Director of European Sales.

(5) Mr. Clark joined the Company in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

(6) Mr. Halla joined the Company in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to joining the Company, Mr. Halla held positions at LSI Logic Corporation as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group.

(7) Mr. Macleod joined the Company in February 1978. Prior to becoming Executive Vice President, Finance and Chief Financial Officer in June 1995, he held positions as Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

 (8) Mr. McDonough joined the Company as Senior Vice President, Cyrix Corporation and Co-General Manager, Cyrix Group at the time of the Company's completion of the merger with Cyrix Corporation in November 1997 and held the position of Senior Vice President of Engineering and Member of the Office of President of Cyrix Corporation at that time.
Mr. McDonough originally joined Cyrix Corporation in 1989 as Vice President of Engineering.

(9) Mr. Padmanabhan joined the Company as Senior Vice President, Technology, Research and Development in June 1996 and was made an Executive Officer of the Company in September 1997. Prior to joining the Company, he had held positions at LSI Logic Corporation as Senior Director, Research and Development; and Director, Research and Development.

(10) Mr. Penn joined the Company in December 1993. Prior to becoming Senior Vice President and General Manager of the Communications and Consumer Group in October 1997, he held the position of Senior Vice President and General Manager of the Analog Group; and Vice President and General Manager of the WAN Division. Prior to joining the Company, Mr. Penn served as an executive level consultant with EMS Consulting and held senior management positions at Gould Inc.'s Semiconductor Division and American Microsystems, Inc.

(11) Mr. Sanquini first joined the Company in August 1980 and left in June 1989. He rejoined the Company in November 1989. Prior to becoming Senior Vice President of the Cyrix Group in October 1997 and Senior Vice President and Co-General Manager, Cyrix Corporation upon completion of the Company's merger with Cyrix Corporation in November 1997, he held positions at the Company as Senior Vice President, Strategic Business and Technology Development; Senior Vice President, Business Development and Intellectual Property Protection; Senior Vice President, Planning and Development; and Vice President, Corporate Strategic Projects.

(12)     Mr. Wilson joined the Company in February 1996 as Vice
President, Human Resources. Prior to joining the Company, he held the position of Vice President, Human Resources at MCI Network Services for 5 1/2 years.

     Executive officers serve at the pleasure of the Company's Board of Directors. There is no family relationship among any of the Company's directors and executive officers.

                                 PART II
                                 -------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

     During fiscal 1998, the Company did not sell any securities that were not registered under the Securities Act.

See information appearing in Notes 6, Debt; Note 8, Shareholders' Equity; and Note 14, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 17, 1998 was $14.06. At July 17, 1998, the number of record holders of the Company's common stock was 12,120.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from audited consolidated financial statements and has been restated to combine Cyrix for all periods presented. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto in
Item 8.

FIVE YEAR SELECTED FINANCIAL DATA

Years Ended
In Millions,Except        May 31,   May 25,   May 26,   May 28,   May 29,
Per Share Amounts            1998      1997      1996     1995     1994
                             ----      ----      ----     ----     ----
OPERATING RESULTS
Net sales                $2,536.7  $2,684.4  $2,833.4  $2,625.5  $2,413.8
Operating costs
and expenses              2,683.6   2,692.1   2,619.3   2,285.6   2,098.0
                        -------------------------------------------------
Operating income (loss)    (146.9)     (7.7)    214.1     339.9     315.8
Interest income, net         22.3       6.1       9.4      15.4      11.4
Other income, net            24.9      18.7      47.5      31.3       6.7
                        -------------------------------------------------
Income (loss) before
   income taxes and
   cumulative effect of
   accounting change        (99.7)     17.1     271.0     386.6     333.9
Income tax expense
   (benefit)                 (1.1)     15.5      70.0      84.8      55.2
                        -------------------------------------------------
Income (loss) from
   continuing operations
   before cumulative effect
   of accounting change    $(98.6)     $1.6    $201.0    $301.8    $278.7
                        =================================================
Net income (loss)          $(98.6)     $1.6    $201.0    $301.8    $283.6
                        =================================================
Net income (loss) used
   in basic earnings per
   share calculation
   (reflection preferred
   dividends, if applicable):
Income (loss) from
   continuing operations
   before cumulative effect
   of accounting change    $(98.6)     $1.6    $195.4    $290.6    $260.0
Net income (loss)          $(98.6)     $1.6    $195.4    $290.6    $264.9
Net income (loss) used in
   diluted earnings per share
   calculation (reflecting
   adjustment for interest on
   convertible notes when
   dilutive, if applicable):
Income (loss) from
   continuing operations
   before cumulative effect
   of accounting change    $(98.6)     $1.6    $201.0    $301.8    $278.7
                        =================================================
Net income (loss)          $(98.6)     $1.6    $201.0    $301.8    $283.6
                        =================================================
Earnings (loss) per share:
From continuing operations
   before cumulative effect
   of accounting change:
    Basic                  $(0.60)    $0.01    $1.35      $2.13     $2.13
                        =================================================
    Diluted                $(0.60)    $0.01    $1.30      $1.97     $1.79
                        =================================================
Net income (loss):
    Basic                  $(0.60)    $0.01    $1.35      $2.13     $2.17
                        =================================================
    Diluted                $(0.60)    $0.01    $1.30      $1.97     $1.82
                        =================================================
Weighted average common
   and potential common
   shares outstanding:
    Basic                    163.9    156.1    145.0      136.7     121.9
                        =================================================
    Diluted                  163.9    159.1    154.3      153.5     156.1
                        =================================================

-------------------------------------------------------------------------
FINANCIAL POSITION AT YEAR-END
Working capital           $  514.6 $  911.6 $  647.7   $  572.4  $  508.1
Total assets              $3,100.7 $3,210.8 $2,911.3   $2,427.2  $1,859.7
Long-term debt            $  390.7 $  460.5 $  412.8   $  100.8  $   21.3
Total debt                $  444.6 $  475.9 $  454.4   $  128.9  $   37.9
Shareholders' equity      $1,858.9 $1,871.7 $1,723.2   $1,532.4  $1,189.7
-------------------------------------------------------------------------
OTHER DATA
Research and development
   excluding in-process R&D
   charge                 $  482.0 $  404.5 $  379.0  $  306.4   $  273.5
Capital additions         $  622.0 $  605.6 $  707.7  $  500.8   $  285.5
Number of employees
   (in thousands)             13.0     12.8     20.7      22.7       22.5
-------------------------------------------------------------------------

National has paid no cash dividends on its common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

Overview

For the year ended May 31, 1998, National Semiconductor Corporation ("National" or the "Company") had a 53-week year. Operating results for this additional week are considered immaterial to the Company's consolidated results of operations for the year ended May 31, 1998. Fiscal 1997 and 1996 were each 52-week years.
     In November 1997, Nova Acquisition Corp., a subsidiary of the Company, merged with Cyrix Corporation ("Cyrix") and Cyrix became a wholly owned subsidiary of the Company. Cyrix designs, develops and markets X86 software-compatible microprocessors of original design for the personal computer marketplace. The Company believes that access to Cyrix's X86 microprocessor cores and the combination of technologies resulting from the merger bring together many of the key enabling technologies necessary to achieve its system-on-a-chip strategy to develop certain highly integrated, application specific semiconductor products for the personal systems, communications and consumer markets. The merger was accounted for as a pooling of interests. Accordingly, the Company's consolidated financial statements have been restated to include Cyrix for all periods presented and management's discussion and analysis of financial condition and results of operations includes results for Cyrix.
     During fiscal 1998, the Company also completed the acquisitions of Future Integrated Systems, Inc. ("FIS"), a supplier of graphics hardware and software products for the personal computer market, and certain assets and liabilities of Gulbransen, Inc. related to its digital audio technology business. The Company believes FIS design expertise will expand its ability to integrate advanced graphics capabilities into system-on-a-chip solutions for the personal computer market and the Gulbransen audio compressor technology will expand its ability to provide digital audio building blocks for system-on-a-chip solutions.
     The Company also completed the acquisition of ComCore Semiconductor ("ComCore") in late fiscal 1998. ComCore, a designer of integrated circuits for computer networking and broadband communications, uses powerful mathematical techniques combined with advanced digital signal processing ("DSP") and customized design methodologies to create high performance communications integrated circuits. This technology is expected to add advanced design and technology capabilities to the Company's existing analog, mixed-signal and digital expertise. The Company believes that this technology will help position it as a leader in the application of advanced DSP technology for communications solutions.

Results of Operations

The Company recorded net sales of $2.5 billion in fiscal 1998 compared to $2.7 billion in fiscal 1997 and $2.8 billion in fiscal 1996. The decline in sales through fiscal 1998 is primarily due to the absence of sales in fiscal 1998 and lower sales in fiscal 1997 than in fiscal 1996 for the Fairchild Semiconductor group ("Fairchild"), which the Company divested in late fiscal 1997.
     The Company incurred a loss for fiscal 1998 of $98.6 million compared to net income of $1.6 million in fiscal 1997 and $201.0 million in fiscal 1996. The decline in operating results in fiscal 1998 was primarily attributable to the absence of Fairchild sales combined with special items of $196.7 million. The special items included a net $63.8 million charge for restructuring of operations related to a worldwide workforce reduction announced in April 1998, $30.0 million for Cyrix merger costs and $102.9 million for in-process R&D charges related to the acquisitions of ComCore ($95.2 million), FIS ($2.5 million) and the Gulbransen digital audio technology business ($5.2 million). In connection with the acquisition of ComCore, the Company also recorded $15.0 million of unearned compensation related to employee retention arrangements, which will be charged to operations, primarily research and development, over the next three years.
     The decrease in net income for fiscal 1997 from fiscal 1996 was attributable to a combination of lower sales from Fairchild and special items of $166.2 million. The special items comprised $134.2 million for restructuring of operations that included $49.7 million related to the Company's reorganization of its operating structure and $84.5 million related to the planned realignment of its manufacturing facilities, plus $72.6 million for in-process research and development charges related to the acquisitions of the PicoPower Division of Cirrus Logic Inc. ("PicoPower") ($10.6 million) and Mediamatics, Inc. ("Mediamatics") ($62.0 million), offset by a $40.6 million gain from the disposition of Fairchild.
     The Company's current operating structure is organized into three business groups that include the Analog Group, the Communications and Consumer Group and the Cyrix Group (formerly known as the Personal Systems Group), which for purposes of this discussion represent the Company's core business. The Company has presented management's discussion and analysis of financial condition and results of operations to include separate comparison of the Company's core business. As a result, financial information for fiscal 1997 and 1996 excludes Fairchild and Dynacraft, Inc. ("DCI"), which was sold in the third quarter of fiscal 1996. The following table summarizes selected financial information for the National core business excluding the effect of special items and certain other nonrecurring operating items. The Company believes the exclusion of these items provides a more consistent basis for comparison of the Company's results of operations. Special items included $196.7 million in fiscal 1998 and $166.2 million in fiscal 1997, as previously described, and $11.4 million in fiscal 1996 for an in-process R&D charge related to the acquisition of Sitel Sierra, B.V. ("Sitel"). Other non-recurring operating items included $5.6 million related to the write-down of Fairchild inventory and other cost reduction activities, offset by a $4.2 million gain on the sale of a digital answering machine integrated circuit business in fiscal 1997 and $19.3 million associated with various cost reduction programs taken to align costs with market conditions in fiscal 1996.

Years Ended:           May 31,           May 25,           May 26,
(In Millions)             1998              1997              1996
                          ----              ----              ----

Net sales             $2,536.7          $2,231.5          $2,081.9

Gross profit            $885.0            $874.6            $929.7

Gross margin             34.9%             39.2%             44.7%

Net income               $72.7             $96.2            $177.5

Diluted earnings
per share                $0.43             $0.60             $1.15

     The presentation of these separate National core business earnings per share ("EPS") amounts is not in accordance with generally accepted accounting principles. The Company believes, however, that for analytical purposes, these EPS amounts represent the contributions of the National core business and are an appropriate basis for comparison with future financial results from the National core business.

Sales

While sales in fiscal 1998 decreased overall by 6 percent from sales in fiscal 1997, sales for National's core business of $2.5 billion in fiscal 1998 increased 14 percent over sales of $2.2 billion in fiscal 1997. This increase occurred despite lower sales in the second half of the year that were caused by the slowdown in new orders affected by economic uncertainties in the Asia Pacific region, as well as difficulties the Company encountered in ramping up adequate volumes of the Cyrix Media GX processor product to speed levels the market was demanding. This growth is led by sales for analog products, which grew
24.3 percent over fiscal 1997 sales and also reflects the continued growth in sales for wide area network ("WAN") products (including application specific wireless communication products), which grew 29.6 percent over fiscal 1997 sales. Although the Company experienced a decline in new orders from personal computer manufacturers in the second half of the year, sales for personal computer products also grew slightly for the year by 2.6 percent. However, sales for local area network ("LAN") products declined by 7.0 percent from fiscal 1997, since the Company did not successfully transition its LAN products to a more integrated node adapter card solution. This decline was caused by a sharp drop in sales that occurred in the second half of the year due to the Company's failure to introduce key new LAN products combined with decreased unit shipments and price erosion in its mature 10/100 megabit LAN Ethernet products. Overall, sales increases were the result of increased unit shipments despite some price declines.
     Sales for fiscal 1998 for the Asia Pacific region and Europe increased by 8 percent and 3 percent, respectively, while sales for the Americas and Japan decreased 12 percent and 26 percent, respectively. In addition to the effect from the general economic slowdown in Japan, the dollar value of foreign currency denominated sales had an unfavorable impact in both Japan and Europe as the dollar strengthened against the Japanese yen and most major European currencies. Fluctuation in foreign currency exchange rates contributed to approximately one-fourth of the overall decline in sales. In fiscal 1998, sales in the Asia Pacific region and Europe increased to 26 percent and 24 percent of total sales, respectively, while sales for the Americas and Japan declined to 43 percent and 7 percent of total sales.
     In fiscal 1997, sales decreased overall by 5 percent from sales in fiscal 1996, while sales for National's core business of $2.2 billion in fiscal 1997 increased 7 percent over sales of $2.1 billion in fiscal 1996. This growth in sales was driven by the Company's focus on analog and mixed-signal market opportunities and reflected continued growth in sales for LAN products and WAN products, including application specific wireless communication products, each of which grew with increases of
44.4 percent and 6.3 percent, respectively, over fiscal 1996. In addition, sales strengthened for personal computer products, which grew
32.9 percent over fiscal 1996. Sales increases for all of these product areas were the result of increased unit shipments. Overall, increased unit shipments for the National core business resulted in increased sales for the year despite some modest price declines.
     Fiscal 1997 sales decreased in all geographic regions from sales in fiscal 1996. The decreases were 5 percent for the Americas, 9 percent for Europe, 3 percent for Japan and 4 percent for the Asia Pacific region. Although the dollar value of foreign currency denominated sales had an unfavorable impact in Japan as the dollar strengthened against the Japanese yen, it was offset by a generally favorable impact experienced in Europe. Foreign currency exchange rate fluctuation contributed to approximately one-third of the overall decrease in sales. In fiscal 1997, sales in the Americas were 47 percent of total sales, sales for Japan were 9 percent of total sales and sales for both Europe and the Asia Pacific region were each 22 percent of total sales. In fiscal 1996, the Americas, Europe, the Asia Pacific region and Japan accounted for 46, 23, 22 and 9 percent of total sales, respectively. The disposition of Fairchild had an immaterial effect on the foregoing percentages.

Gross Margin

Gross margin as a percentage of sales declined to 35 percent in fiscal 1998 from 38 percent in fiscal 1997 and 40 percent in fiscal 1996. The primary factor contributing to the decline was reduced factory utilization. Although wafer fabrication capacity utilization for fiscal 1998 was 76 percent compared to 73 percent in fiscal 1997, wafer fabrication capacity utilization declined to 51 percent in the last month of fiscal 1998 due to the slowdown in new orders experienced in the second half of the year, which was affected by economic uncertainties in the Asia Pacific region and unstable conditions in the personal computer market. Significant margin erosion in Cyrix products combined with significant ramp-up costs associated with the new wafer fabrication facility in Maine also contributed to the decline in gross margin. For the Company's core business, gross margin of 35 percent for fiscal 1998 declined compared to 39 percent in fiscal 1997. The results for the Company's core business for fiscal 1997 exclude the effect of Fairchild and certain nonrecurring operating items included in cost of sales that consisted of $5.6 million for the write-down of Fairchild inventory to net realizable value and other cost reduction activities.
     In fiscal 1997, gross margin as a percentage of sales declined to 38 percent from 40 percent in fiscal 1996. The primary factor contributing to the decline was reduced factory utilization, particularly in the first half of fiscal 1997, when factory utilization was down due to the slowdown in new orders as customers and distributors reduced inventories. Wafer fabrication capacity utilization declined to 67 percent for the first half of fiscal 1997 resulting in gross margin of 34 percent for the first half of the year. Although gross margin for fiscal 1997 was lower than that for fiscal 1996, it improved over the fiscal year as factory utilization reached 80 percent in the second half of fiscal 1997. This resulted in gross margin of 41 percent for the second half of the year as new order rates that began improving in August 1996 strengthened through the remainder of the fiscal year. Gross margin for fiscal 1997 also reflects the positive effect of ceasing depreciation expense on the property and equipment of the Fairchild businesses held for disposition. Had the Company continued to record depreciation expense on those assets during the year, gross margin for the year would have been 36 percent. For the Company's core business, gross margin of 39 percent for fiscal 1997 declined compared to 45 percent in fiscal 1996.

Research and Development

Research and development ("R&D") expenses were $482.0 million for fiscal 1998, or 19 percent of sales, compared to $404.5 million in fiscal 1997, or 15 percent of sales, and $379.0 million in fiscal 1996, or 13 percent of sales. For the Company's core business, R&D expenses were $482.0 million in fiscal 1998, $389.4 million in fiscal 1997 and $352.1 million in fiscal 1996. These amounts exclude in-process R&D charges of $102.9 million related to the acquisitions of ComCore ($92.5 million), FIS ($2.5 million) and the Gulbransen digital audio technology business ($5.2 million) in fiscal 1998, $72.6 million related to the acquisitions of PicoPower ($10.6 million) and Mediamatics ($62.0 million) in fiscal 1997 and $11.4 million related to the acquisition of Sitel in fiscal 1996, which have been separately presented in the consolidated statements of operations as special items. Overall, the increase in R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology, which is part of the Company's focus on state-of-the-art process technology and has been set as one of the Company's strategic imperatives. The increase also reflects continued investment in the development of new analog and mixed-signal technology based products for applications in the personal systems, communications and consumer markets, as well as expanded development of Cyrix microprocessor based products. For fiscal 1998, the Company expended 29 percent of its R&D effort toward the development of process technology and the remaining 71 percent for new product development. This represents an increase of 33 percent and 21 percent in fiscal 1998 over fiscal 1997 in spending for process technology and product development, respectively.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased to $353.2 million, or 14 percent of sales, in fiscal 1998 from $448.9 million, or 17 percent of sales, in fiscal 1997 and $525.9 million, or 19 percent of sales, in fiscal 1996. For the Company's core business, SG&A expenses were $353.2 million in fiscal 1998, $386.0 million in fiscal 1997 and $395.7 million in fiscal 1996. The decreases reflect the effect of centralization initiatives implemented in connection with the Company's fiscal 1997 reorganization that have reduced the Company's infrastructure and certain cost reduction actions taken in the second half of fiscal 1998 to reduce the Company's overall cost structure in response to current business conditions.

Restructuring of Operations

In April 1998, the Company implemented an overall cost reduction plan due to weakened business conditions experienced in the second half of fiscal 1998. As part of the overall cost reduction plan, the Company announced a worldwide workforce reduction of approximately 1,400 people, primarily in its Santa Clara, California, headquarters and other front-end wafer manufacturing operations. This included approximately 500 employees affected by the previously announced closure of the Company's 5- and 6-inch wafer manufacturing facilities in Santa Clara. In addition to new cost reduction actions, the plan includes modification of certain previously announced actions related to the closure of the Santa Clara 5- and 6-inch wafer manufacturing facilities, as well as additional impairment loss related to the write-down of certain assets in the 0.65-micron wafer manufacturing facility in Arlington, Texas. As a result, the Company recorded a net $63.8 million restructuring charge in fiscal 1998. The restructuring charge included approximately $32.5 million for severance and lease termination costs, $10.6 million for the write-off of assets related to discontinued product development programs and $10.2 million for the write-off of assets related to discontinued process technology development. It also included an additional $20.3 million impairment loss on certain assets in the Arlington wafer manufacturing facility. The additional impairment loss was caused by weakened business conditions that significantly reduced the demand for wafers from the 0.65-micron wafer manufacturing facility. These charges were partially offset by the release of $6.8 million of excess reserves for severance and other exit costs related to the Company's reorganization of its operating structure announced in the first quarter of fiscal 1997 and the release of $3.0 million of excess reserves for other exit costs related to the Company's planned realignment of its manufacturing facilities announced in the fourth quarter of fiscal 1997.
     In connection with the Company's reorganization of its operating structure announced in June 1996, the Company recorded a $55.3 million net special charge for fiscal 1997 that included a $49.7 million restructuring charge for the write-down of fixed assets to estimated fair value, as well as costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business. The remaining components of the $55.3 million special charge were recorded in cost of sales and consisted of $2.0 million for the write-down of certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.
     In connection with the Company's planned realignment of its manufacturing facilities announced in May 1997, the Company also recorded a restructuring charge of $84.5 million in fiscal 1997 that included an impairment loss of $60.1 million related to the write-down of certain assets in its Arlington wafer manufacturing facility. This impairment arose from the Company's decision to cancel further investment in its 6-inch, 0.65-micron wafer fabrication expansion that began in 1995. The Company's acceleration of investment in its 8-inch wafer fabrication facility in Maine, which has resulted in availability of 0.35-micron capacity sooner than previously expected, has significantly reduced the Company's requirements for 0.65-micron capacity.
     In addition to the impairment loss, the Company also recorded $11.0 million of exit costs primarily related to the closure of its 5- and 6-inch wafer fabrication facilities in Santa Clara. The closure process, which began in May 1997, is expected to be completed within the next 6 months, during which time the Company will transfer remaining production activities to other existing manufacturing lines. The exit costs primarily related to severance costs, the removal of production equipment and the dismantling of the production facilities. Approximately 500 employees were employed in these two wafer fabrication facilities and the Company does not expect to place the majority of the affected employees elsewhere in the organization. The Company also recorded $10.3 million of exit costs associated with the Company's decision to halt expansion of its 6-inch wafer fabrication line in Greenock, Scotland. These costs primarily related to the write-off of previously capitalized construction in progress costs and other exit costs, including employee related costs. The remaining $3.1 million is related to severance and other exit costs at other manufacturing facilities.
     At May 31, 1998, approximately $45.7 million was included in accrued liabilities for cash restructuring charges, primarily comprised of severance for those actions that have not yet been completed. All actions are expected to be substantially completed by the end of calendar 1998.

Interest Income and Interest Expense

Net interest income was $22.3 million for fiscal 1998 compared to $6.1 million in fiscal 1997 and $9.4 0million in fiscal 1996. The increase in fiscal 1998 was attributable to the combination of increased interest earned on higher average cash balances offset by less interest expense from lower debt balances. Higher average cash balances in fiscal 1998 were the result of the proceeds received from the disposition of Fairchild in late fiscal 1997. Lower debt balances in fiscal 1998 primarily resulted from the redemption of the large majority of Cyrix convertible subordinated notes in January 1998, in addition to other general debt repayment. In addition, the Company capitalized $4.9 million of interest associated with capital expansion projects in fiscal 1998 compared to $13.8 million in fiscal 1997. Net interest income was lower in fiscal 1997 than in fiscal 1996 primarily due to higher interest expense while interest income remained constant. Interest expense in fiscal 1997 was higher due to additional interest related to the $126.5 million Cyrix 5.5% convertible subordinated notes.

Other Income, Net

Other income, net was $24.9 million for fiscal 1998 compared to $18.7 million and $47.5 million for fiscal 1997 and fiscal 1996, respectively. For fiscal 1998, other income, net included $15.7 million of net intellectual property income, of which $11.2 million related to a significant licensing agreement with a Korean firm and a $10.2 million gain from investments primarily arising from the sale of stock from the Company's investment holdings. This compares to $10.1 million of net intellectual property income, plus a $3.8 million net gain from the sale of stock from the Company's investment holdings, a $4.2 million gain from the sale of a digital answering machine integrated circuit business, a $2.0 million receipt from the settlement of litigation and $1.6 million of dividend income from an investment holding, offset by $3.0 million for the write-down of a nonmarketable equity investment to net realizable value during fiscal 1997. Other income, net for fiscal 1996 included net intellectual property income of $31.7 million, a $10.0 million receipt from the settlement of litigation, a $7.2 million net gain from the sale of investment holdings and a $1.5 million gain from the sale of DCI, offset by $2.9 million for the write-down of certain investments to net realizable value. Intellectual property income declined in fiscal 1997, because several large license arrangements expired in fiscal 1996. Aside from the one licensing agreement in fiscal 1998 with the Korean firm, none of the other license agreements in fiscal 1998 were considered individually material and none of the license arrangements in either fiscal 1997 or fiscal 1996 was considered individually material.

Income Tax Expense

The Company had an income tax benefit of $1.1 million in fiscal 1998 compared to income tax expense of $15.5 million in fiscal 1997 and $70.0 million in fiscal 1996. The effective tax rate in fiscal 1998 was 1.1 percent as compared to approximately 91 percent and 26 percent in fiscal 1997 and 1996, respectively. Excluding the special charge for in-process research and development primarily related to the acquisition of ComCore, which is not tax deductible, the Company's effective tax rate for fiscal 1998 was 25 percent.

Foreign Operations

The Company's foreign operations include manufacturing facilities in Southeast Asia and Europe and sales offices throughout Southeast Asia, Europe and Japan. A portion of the transactions at these facilities are denominated in local currency, which exposes the Company to risk from exchange rate fluctuations. The Company's risk exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Net non-U.S. dollar denominated asset and liability positions are hedged, where practical, using forward exchange and purchased option contracts. The Company's risk exposure from foreign revenue is limited to the Japanese yen and major European currencies, primarily German deutsche marks, French francs and Italian lira. The Company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.
     The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. The Company's fixed rate debt obligations and related interest rate swap agreements are subject to interest rate risk with minimal impact. An increase in interest rates would not significantly increase interest expense due to the fixed nature of the Company's debt obligations. A decrease in interest rates would favorably benefit the Company, but would not necessarily result in a material decrease in interest expense as the Company's obligation under the interest rate swap agreements is based on U.S. dollar LIBOR rates.
     A substantial majority of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established revenue and balance sheet hedging programs. The Company's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 20 percent in certain Asian currencies and 10 percent in all other currencies) in exchange rates would result in a decline in income before taxes of less than $10 million. The calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
     All of the potential changes noted above are based on sensitivity analyses performed on the Company's balances as of May 31, 1998.

Financial Condition

As of May 31, 1998, cash and short-term investments decreased to a total of $573.2 million from a total of $977.4 million at May 25, 1997. Cash generated from operating activities was $280.8 million in fiscal 1998, down from $513.1 million in fiscal 1997 and $377.8 million in fiscal 1996, primarily due to a reduction in working capital as a result of an increase in inventories and a decrease in income taxes payable.
     Cash used for investing activities was $753.6 million in fiscal 1998 compared to $181.0 million in fiscal 1997 and $656.5 million in fiscal 1996. For fiscal 1998, the Company's investing activities were primarily represented by capital expenditures of $622.0 million and business acquisitions of $96.4 million. For fiscal 1997, capital expenditures of $605.6 million were offset by cash proceeds of $400.5 million from the disposition of Fairchild and $65.0 million from the sale of the Fairchild note receivable, which resulted in less cash used for investing activities compared to fiscal 1998 and also fiscal 1996. Capital expenditures for fiscal 1998 were at slightly higher levels than fiscal 1997 as the Company continued to invest in property, plant and equipment to expand its manufacturing capabilities. Capital expenditures in fiscal 1998 primarily included construction of the 8-inch, 0.35/0.25-micron wafer fabrication facility in South Portland, Maine.
     The Company's financing activities provided cash of $18.2 million in fiscal 1998 from the proceeds of a $100.4 million draw-down on new and existing equipment loans and $63.2 million from the issuance of common stock under employee benefit plans. These amounts were offset by the $126.4 million redemption of substantially all of the Cyrix 5.5% convertible subordinated notes in January 1998 and $19.0 million of other general debt repayment. In fiscal 1997, cash provided by financing activities of $79.0 million was primarily from the proceeds of a $126.5 million issuance of the Cyrix 5.5% convertible subordinated notes, $50.2 million for the draw-down on a new equipment loan and $57.0 million from the issuance of common stock under employee benefit plans. These amounts were offset by general debt repayment of $165.9 million. In fiscal 1996, cash provided by financing activities of $302.1 million was primarily due to the proceeds of $253.3 million, net of issuance costs, from the private placement of the Company's 6.5% convertible subordinated notes and $42.4 million from the issuance of common stock under employee benefit plans, which were offset by the repurchase of 2,450,000 shares of common stock on the open market for $63.0 million.
     Management foresees substantial cash outlays for plant and equipment throughout fiscal 1999 with primary focus on capacity expansion in the Maine 8-inch wafer fabrication facility, next generation process capability and implementation and expansion of in-house assembly and test capacity for Cyrix microprocessors. However, the fiscal 1999 capital expenditure level is expected to be significantly lower than the fiscal 1998 level in response to current business conditions. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1999 capital investments.

Recently Issued Financial Accounting Standards

In 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 132 revises the required disclosures for employee benefit plans and standardizes the disclosures for pensions and other postretirement benefits to the extent practicable. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997, with earlier adoption encouraged. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999, with earlier adoption encouraged.
     In 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components, and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for the way that public business enterprises report information about operating segments in annual and interim financial statements. Both SFAS No. 130 and No. 131 are effective for financial statements for fiscal years beginning after December 15, 1997.
     The Company is presently analyzing all of these statements and has not yet determined their impact on the Company's financial statements.

Outlook

The statements contained in this Outlook and in the Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements.
     The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and more integrated products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment is required to support products and manufacturing processes. As a result of these industry conditions, the Company may experience periodic fluctuations in its operating results.
     The Company's strategy is to provide system-on-a-chip solutions for its key data highway strategic partners, exploiting its analog expertise as a starting point for forward integration. As a result of this focus, the Company expects to grow at or above market rates of growth in particular segments of the analog, mixed-signal and microprocessor markets.
     Business conditions for the semiconductor industry and the Company significantly weakened in the second half of fiscal 1998, in part due to the recent economic downturn in the Asia Pacific region. The Company experienced a slowdown in order rates, particularly with certain personal computer manufacturers where new orders that were seasonally down after the Christmas holidays remained down through the end of the year as customers continued to reduce inventory levels of their end product. Although the Company has seen some signs that new orders in its analog and wireless businesses have stabilized in the fourth quarter of fiscal 1998, the level of new orders has been lower than historically experienced and unless the rate of orders improves, the Company will be unable to attain the level of revenues experienced in fiscal 1998. Additionally, the rate of orders and product pricing may be affected by continued and increasing competition and by growth rates in the personal computer and networking industries. Further, while the Company develops its DSP based physical layer LAN products, revenue for LAN products is expected to decline as a result of decreasing revenue from previous generation LAN products that are approaching the end of their product lives. Although the Company expects the DSP based physical layer solutions to be successful, until the product transition is completed and new products have received customer acceptance, revenue for LAN products will remain below the levels experienced in the first half of fiscal 1998. Continued delay in the introduction of new LAN products will result in both reduced LAN revenue and a significant unfavorable effect on the Company's operating performance. The Company also believes the direction in the personal computer industry to accelerate product migration toward sub $1,000 personal computers may, in the short run, unfavorably impact revenues for the Company's other products in the area of chipsets, Super I/O products and temperature sensors. The Company remains very cautious about its future outlook, particularly with respect to the personal computer business. As a result, the Company expects overall revenues, particularly for the first half of fiscal 1999, to be down from the level of revenues recorded in the second half of fiscal 1998, resulting in a significant net loss for the first half of fiscal 1999.
     While business conditions and overall market pricing have a major influence on gross margin, the Company's accelerated investment in advanced CMOS process technology, improvements in manufacturing efficiency, realignment of wafer fabrication facilities and introduction of new products are expected to result in future gross margin improvement. Future gross margin improvement is also predicated on increased new order rates, particularly in the higher margin multi-market analog products. Future gross margin is also affected by wafer fabrication capacity utilization. Although the Company has brought on new manufacturing capacity in fiscal 1998 with the completion of its new wafer manufacturing facility in Maine, the Company has also experienced a significant decline in wafer fabrication capacity utilization due to the current slowdown in new orders. While management expects to more fully utilize wafer capacity, unless new orders improve significantly, the Company will continue to run its manufacturing facilities at reduced capacity utilization rates in order to manage inventories and reduce cost. There is no certainty that the level of demand will be sufficient to fully utilize the additional new capacity. Failure to improve manufacturing capacity utilization will lead to decreased gross margin for fiscal 1999. The Company's focus is to continue to introduce new products, particularly more highly integrated system-on-a-chip products. If the development of new products is delayed or market acceptance is below expectations, future gross margin may also be unfavorably affected. In connection with the Company's planned comprehensive realignment of its manufacturing facilities, the Company faces the risk that the transfer of product manufacturing from existing facilities that are to be closed or where capacity levels are to be reduced may extend beyond the estimated transition period and that the transition process may not occur smoothly, resulting in an unfavorable impact on future gross margin and operating results.
     The Company believes that continued focused investment in research and development, especially on the development of new manufacturing processes and the timely development and market acceptance of new products is a key factor to the Company's successful growth and its ability to achieve strong financial performance. Ongoing research and development spending for fiscal 1999 is expected to be slightly lower than fiscal 1998 levels as management continues to adjust its strategic research and development programs to align its spending with current business conditions. National's product portfolio, particularly products in the personal systems and communications area, have short product life cycles and successfully developing and introducing new products are critical to the Company's ability to maintain a competitive position in the marketplace. The Company also expects overall SG&A expenses to be lower for fiscal 1999 than for fiscal 1998 as the full benefit of the cost reduction actions implemented in fiscal 1998 takes effect.
     In November 1997, the Company completed the merger of its subsidiary with Cyrix. The Company believes the technologies and capabilities of Cyrix and National are complementary. However, in the second half of fiscal 1998 the Company experienced lower volume and price erosion with the Cyrix 6X86 products and difficulties with ramping up production of the Cyrix Media GX product. The integration of the two companies' operations may have a further unfavorable impact on operating results if the Company encounters additional unforeseen obstacles or is unable to successfully complete its integration plan. Other factors related to the Cyrix business that may affect the Company's results of operations include the following: Cyrix is a small competitor in the personal computer market for socket-seven compatible microprocessor products where other large competitors such as Intel Corporation, Advanced Micro Devices, Inc. and International Business Machines Corporation significantly influence the price and availability of products. There is also the risk that the Company will not be able to sell existing levels of Cyrix product at a profit due to the current trend in product migration in the personal computer industry toward shorter product life cycles and more rapid price erosion for microprocessors. The shorter product life cycles and rapid decline in prices of microprocessors may also result in excess inventory of Cyrix products, which may result in decreased future gross margin and operating results. In addition, severe price declines in the socket-seven compatible microprocessor market may reduce the competitive position of the Company's proprietary Media GX family of integrated microprocessors. This could also result in excess inventory of Cyrix products, as well as reduced future gross margin and operating results. Cyrix is heavily dependent on "quarterly turns orders," which are orders that book and bill in the same quarter. The Company is also currently dependent on a third-party wafer foundry to manufacture Cyrix products and this can result in lack of control over the yield distribution of acceptable speed levels on Cyrix microprocessor products that may unfavorably impact product availability. The Company expects to commence the manufacturing of Cyrix product in-house to utilize the Company's 0.25-micron process capacity in its 8-inch wafer fabrication facility in Maine. As a result, the Company faces the risk of encountering difficulties in its effort to bring up the manufacturing capability for Cyrix products, which may unfavorably affect the Company's future operating results.
     National continues to pursue opportunities to leverage its intellectual property. However, the timing and amount of future licensing income over time cannot be forecast with certainty. In addition, the Company expects to continue to pursue opportunities to acquire key technology to augment its technical capability or to achieve faster time to market as alternatives to internally developing such technology. In addition to the Company's regular involvement in licensing arrangements and joint venture relationships, these opportunities are expected to include business acquisitions. With such acquisitions, there is a risk that future operating performance may be unfavorably affected due to acquisition related costs, such as but not limited to, in-process R&D charges, added R&D expenses, lower gross margins from acquired product portfolios and restructure costs associated with duplicate facilities.
     Because of significant international operations, the Company benefits overall from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. As such, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect the Company's consolidated sales and net income. The Company attempts to manage the short-term exposures to foreign currency fluctuations, but there can be no assurance that the Company's risk management activities will offset the adverse financial impact resulting from unfavorable movements in foreign exchange.
     In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company will purchase goods and services from Fairchild through June 2000. Prior to March 1997, these goods and services had been provided by Fairchild at cost. Under the agreement, the Company has committed to purchase manufacturing services based on specified terms. The agreement also requires the Company to purchase a minimum of $330 million in goods and services based on declining annual minimum levels over the term of the agreement. The Company is committed to these minimum levels whether or not the minimum levels are required based on future demand. To the extent the minimum levels exceed future demand, the Company's gross margin and operating results will be unfavorably affected. The Company also has certain continuing obligations arising from the Fairchild transaction that include providing certain transition services to Fairchild and indemnification of certain environmental and legal matters. There can be no assurance that the ultimate satisfaction of these obligations would not have a material adverse impact on the Company's future financial condition or results of operations.
     In addition to the agreement with Fairchild, the Company has agreements with certain other wafer fabrication suppliers whereby it has made prepayments to purchase products and has been required to purchase capital equipment for one supplier. In the event the Company is unable to consume sufficient volumes of product necessary to reduce the existing prepaid balances, the Company's future operating results would be unfavorably impacted.
     The Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the failure of the Company to favorably resolve such assessments would not have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company is engaged in tax litigation with the IRS and the Company's tax returns for certain years are under examination in the U.S. and Malaysia. There can be no assurance that the ultimate outcome of the tax proceedings or tax examinations would not have a material adverse effect on the Company's future financial condition or results of operations.
     As part of a company-wide program to address year 2000 issues, National has implemented a number of remediation projects. Business applications and computer systems that support its day-to-day operations are currently being tested to ensure that they will be year 2000 compliant. The Company utilizes many third party software packages that have already been rendered year 2000 compliant. To a large extent, in-house systems developed since 1985 have been programmed to properly deal with year 2000 issues. As a result, efforts required to modify the Company's business systems have been minimized. The Company is examining and taking steps to ensure that its manufacturing processes will not be interrupted and that its facilities infrastructure will not experience any failures or difficulties as a result of year 2000 issues. The Company is also reviewing its current product portfolio to identify any year 2000 issues and, where appropriate, will be communicating with its major customers. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all projects will be completed in a timely manner. In connection with its year 2000 program, the Company expects to incur staff costs as well as consulting and other expenses incremental to current spending levels. The Company estimates that the total cost associated with year 2000 related projects will range between $15 million to $20 million of which
approximately 20 percent has been expended to date.   The portion of
these costs that are incremental to ongoing operating expenses is estimated to be $5 million to $10 million.
     The forward looking statements discussed or incorporated by reference in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the personal computer and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.

Appendix to MD&A Graphs
(3 yrs)
                                    1998          1997          1996
                                    ----          ----          ----
Net Sales per Employee             197.1         146.6         127.9
Net Operating Margin
 as a Percent of Sales            (5.8%)        (0.3%)          7.6%
Operating Costs and
 Expenses (As a Percent
 of Sales):
Selling, General, and
 Administrative                    13.9%         16.7%         18.6%
Research and Development           19.0%         15.1%         13.4%
Cost of Sales                      65.1%         62.3%         60.1%
Net Property, Plant,
 and Equipment                  $1,655.8      $1,349.0      $1,406.4
Stock Price Ending                $16.25        $28.00        $16.25


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing in subcaption "Financial Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7.




ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements                                               Page
--------------------                                               ----

Consolidated Balance Sheets at May 31, 1998 and May 25, 1997        30

Consolidated Statements of Operations for each of the years
   in the three-year period ended May 31, 1998                      31

Consolidated Statements of Shareholders' Equity for each of
   the years in the three-year period ended May 31, 1998            32

Consolidated Statements of Cash Flows for each of the years
  in the three-year period ended May 31, 1998                       33

Notes to Consolidated Financial Statements                         34-58

Independent Auditors' Report                                        59


Financial Statement Schedule:
For the three years ended May 31, 1998

Schedule II -- Valuation and Qualifying Accounts                    63




                   NATIONAL SEMICONDUCTOR CORPORATION
                      CONSOLIDATED BALANCE SHEETS


                                                May 31,         May 25,
In Millions, Except Share Amounts                 1998            1997
                                              --------        --------

ASSETS
Current assets:
    Cash and cash equivalents                 $  460.8        $  897.8
    Short-term marketable investments            112.4            79.6
    Receivables, less allowances of $50.3
      in 1998 and $41.4 in 1997                  208.5           281.0
    Inventories                                  283.9           205.8
    Deferred tax assets                          166.2           173.3
    Other current assets                          76.4            99.9
                                              --------        --------
Total current assets                           1,308.2         1,737.4
Property, plant and equipment, net             1,655.8         1,349.0
Other assets                                     136.7           124.4
                                              --------        --------
Total assets                                  $3,100.7        $3,210.8
                                              ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt         $   53.9        $   15.4
    Accounts payable                             237.0           265.5
    Accrued expenses                             310.9           306.8
    Income taxes payable                         191.8           238.1
                                              --------        --------
Total current liabilities                        793.6           825.8

Long-term debt                                   390.7           460.5
Deferred income taxes                              4.4            12.1
Other noncurrent liabilities                      53.1            40.7
                                              --------        --------
Total liabilities                             $1,241.8        $1,339.1
Commitments and contingencies

Shareholders' equity:
    Common stock of $0.50 par value.
      Authorized 300,000,000 shares.
        Issued and outstanding 165,461,245
        in 1998; 161,277,063 in 1997          $   82.7        $   80.6
    Additional paid-in capital                 1,240.1         1,153.8
    Retained earnings                            575.9           679.3
    Minimum pension liability                    (12.5)             -
    Unearned compensation                        (27.3)          (42.0)
                                              --------        --------
Total shareholders' equity                    $1,858.9        $1,871.7
                                              --------        --------
Total liabilities and shareholders' equity    $3,100.7        $3,210.8
                                              ========        ========

See accompanying Notes to Consolidated Financial Statements


                   NATIONAL SEMICONDUCTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                              May 31,     May 25,     May 26,
In Millions, Except Per Share Amounts      1998        1997        1996
                                       --------    --------    --------

Net sales                              $2,536.7    $2,684.4    $2,833.4
Operating costs and expenses:
    Cost of sales                       1,651.7     1,672.5     1,703.0
    Research and development              482.0       404.5       379.0
    Selling, general and
      administrative                      353.2       448.9       525.9
    Special items:
        Merger costs                       30.0          -           -
        Restructuring of operations        63.8       134.2          -
        In-process R&D                    102.9        72.6        11.4
        Gain on sale of Fairchild            -        (40.6)         -
                                       --------    --------    --------
Total operating costs and expenses      2,683.6     2,692.1     2,619.3
                                       --------    --------    --------
Operating income (loss)                  (146.9)       (7.7)      214.1
Interest income, net                       22.3         6.1         9.4
Other income, net                          24.9        18.7        47.5
                                       --------    --------    --------
Income (loss) before income taxes         (99.7)       17.1       271.0
Income tax expense (benefit)               (1.1)       15.5        70.0
                                       --------    --------    --------
Net income (loss)                        $(98.6)       $1.6      $201.0
                                       ========    ========    ========

Earnings (loss) per share:
    Basic                                $(0.60)      $0.01       $1.35
    Diluted                              $(0.60)      $0.01       $1.30
Weighted average shares:
    Basic                                 163.9       156.1       145.0
    Diluted                               163.9       159.1       154.3

Net income (loss) used in basic earnings
    per share calculation (reflecting
    preferred dividends in fiscal 1996)  $(98.6)       $1.6      $195.4

Net income (loss) used in diluted
    earnings per share calculation       $(98.6)       $1.6      $201.0

See accompanying Notes to Consolidated Financial Statements


                   NATIONAL SEMICONDUCTOR CORPORATION
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                 Mini-
In           Con-                                 mum
Millions,    vert-         Un-                    Pen-
Except       ible        earned          Addi-    sion
Per          Pre-   Com-  Com-  Trea-   tional    Lia-
Share       ferred  mon  pensa-  sury   Paid-in   bil- Retained
Amounts      Stock Stock  tion  Stock   Capital   ity  Earnings  Total
            ------ ----- ------ ------  ------- ------ ------- --------
Balances at
  May 28,
  1995        $0.2 $70.7 $  -   $(59.9) $1,026.3 $  -   $495.1 $1,532.4
Net income      -     -     -       -         -     -    201.0    201.0
Conversion of
  convertible
  preferred
  shares      (0.2)  6.1    -       -       (5.9)   -       -        -
Convertible
  preferred
  dividends of
  $32.50 per
  share         -     -     -       -         -     -     (5.6)    (5.6)
Acquisition
  of treasury
  stock         -     -     -    (63.0)       -     -       -     (63.0)
Retirement
  of treasury
  stock         -   (2.8)   -    118.6    (115.8)   -       -        -
Issuance of
  common stock
  under option,
  purchase,
  and profit
  sharing plans
  and tax
  benefit
  of $17.6      -    2.4    -      4.3      60.6    -       -      67.3
Unearned
  compensation
  charge
  relating to
  issuance of
  restricted
  stock         -     -   (3.3)     -       3.3     -       -        -
Change in
  unrealized
  gain on
  available-
  for-sale
  securities
  (net of tax)  -     -     -       -        -      -     (8.9)    (8.9)
            ------ ----- ------ ------  ------- ------ ------- --------
Balances at
  May 26,
  1996          -   76.4  (3.3)     -     968.5     -    681.6  1,723.2
Net income      -     -     -       -        -      -      1.6      1.6
Issuance of
  common stock
  under option,
  purchase,
  and profit
  sharing plans
  and tax
  benefit
  of $18.6      -    2.7    -       -      78.4     -       -      81.1
Issuance of
  common stock
  and unearned
  compensation
  charge in
  connection
  with
  Mediamatics
  acquisition   -    1.3 (32.7)     -      96.2     -       -      64.8
Unearned
  compensation
  charge
  relating to
  issuance of
  restricted
  stock         -    0.2 (11.7)     -      11.5     -       -        -
Cancellation of
  restricted
  stock         -     -    0.8      -      (0.8)    -       -        -
Amortization of
  unearned com-
  pensation     -     -    4.9      -        -      -       -       4.9
Change in
  unrealized
  gain on
  available-
  for-sale
  securities
  (net of tax)  -     -     -       -        -      -     (3.9)    (3.9)
            ------ ----- ------ ------  ------- ------ ------- --------

Balances at
  May 25,
  1997          -   80.6 (42.0)     -   1,153.8     -    679.3  1,871.7
Adjustment to
  conform
  pooling of
  interests
  for
  shareholders'
  equity        -     -     -       -       1.3     -     (0.6)     0.7
Net loss        -     -     -       -        -      -    (98.6)   (98.6)
Issuance of
  common stock
  under option,
  purchase,
  and profit
  sharing plans
  and tax
  benefit
  of $17.5      -    2.1    -       -      80.9     -       -      83.0
Fair value
  of stock
  options
  assumed in
  ComCore ac-
  quisition     -     -     -       -       4.3     -       -       4.3
Unearned
  compensation
  charge
  relating to
  issuance of
  restricted
  stock         -     -   (0.7)     -       0.7     -       -        -
Cancellation of
  restricted
  stock         -     -    0.9      -      (0.9)    -       -        -
Amortization of
  unearned com-
  pensation     -     -   14.5      -        -      -       -      14.5
Minimum
  pension
  liability     -     -     -       -        -   (12.5)     -     (12.5)
Change in
  unrealized
  gain on
  available-
  for-sale
  securities
  (net of tax)  -     -     -       -        -      -     (4.2)    (4.2)
            ------ ----- ------ ------  ------- ------ ------- --------
Balances at
  May 31,
  1998       $  -  $82.7 $(27.3)  $ -  $1,240.1 $(12.5) $575.9 $1,858.9
            ====== ===== ====== ======  ======= ====== ======= ========

See accompanying Notes to Consolidated Financial Statements


                   NATIONAL SEMICONDUCTOR CORPORATION
                  CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended                             May 31,     May 25,     May 26,
In Millions                               1998        1997        1996
                                       --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                       $ (98.6)     $  1.6      $201.0
Adjustments to reconcile net income
  (loss) with net cash provided by
  operations:
    Depreciation and amortization         292.4       258.1       252.0
    Gain on disposition of Fairchild         -        (40.6)         -
    Gain on sale of investments           (10.3)       (0.7)       (4.3)
    Loss on disposal of equipment           9.7         8.2         4.8
    Deferred tax provision                  4.9       (83.8)       (0.3)
    Tax benefit associated with stock
      options                              17.5        18.6        17.6
    In-process research and development
      charge                              102.9        72.6        11.4
    Merger costs                           30.0          -           -
    Restructuring of operations            63.8       134.2          -
    Other, net                             13.8         6.1        (0.5)
    Changes in certain assets and
      liabilities, net:
        Receivables                        55.7        30.0        32.3
        Inventories                       (60.6)       60.4       (71.0)
        Other current assets               (2.9)      (17.3)      (46.3)
        Accounts payable and
          accrued expenses               (102.8)       (6.5)      (21.8)
        Income taxes                      (47.0)       73.0         3.1
        Other liabilities                  12.3        (0.8)       (0.2)
                                         ------      ------      ------
Net cash provided by operating
  activities                              280.8       513.1       377.8
                                         ------      ------      ------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and
  equipment                              (622.0)     (605.6)     (707.7)
Sale of equipment                            -           -         24.6
Sale and maturity of available-
  for-sale securities                   1,005.8       118.2       132.9
Maturity of held-to-maturity
  securities                               14.5     1,202.1       820.2
Purchase of available-for-sale
  securities                           (1,051.5)     (146.4)     (132.2)
Purchase of held-to-maturity
  securities                                 -     (1,191.6)     (819.8)
Disposition of Fairchild in 1997
  and Dynacraft in 1996                      -        400.5        70.0
Sale of Fairchild note receivable            -         65.0          -
Sale of investments                        16.2         5.1         7.8
Business acquisitions, net of
  cash acquired                           (96.4)      (13.7)      (19.2)
Purchase of investments and other, net    (20.2)      (14.6)      (33.2)
                                         ------      ------      ------
Net cash used by investing activities    (753.6)     (181.0)     (656.6)
                                         ------      ------      ------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible subordinated
  notes, less issuance costs                 -        126.5       253.3
Redemption of convertible subordinated
  notes                                  (126.4)         -           -
Issuance of debt                          100.4        59.1       114.5
Repayment of debt                         (19.0)     (165.9)      (42.4)
Issuance of common stock, net              63.2        59.3        45.3
Purchase of treasury stock                   -           -        (63.0)
Payment of preferred dividends               -           -         (5.6)
                                         ------      ------      ------
Net cash provided by financing activities  18.2        79.0       302.1
                                         ------      ------      ------
Net change in cash and cash equivalents  (454.6)      411.1        23.3
Adjustment to conform pooling of
  interests for cash and cash
  equivalents at beginning of year         17.6          -           -
                                         ------      ------      ------
Cash and cash equivalents at beginning
  of year                                 897.8       486.7       463.4
                                         ------      ------      ------
Cash and cash equivalents at end
  of year                                $460.8      $897.8      $486.7
                                         ======      ======      ======

See accompanying Notes to Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and its majority-owned subsidiaries ("National" or the "Company"). All significant intercompany transactions are eliminated in consolidation. Nonmarketable investments in which National has less than 20 percent ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost, and periodically reviewed for impairment.
     The Company's fiscal year ends on the last Sunday of May. For the fiscal year ended May 31, 1998, the Company had a 53-week year.Operating results for this additional week are considered immaterial to the Company's consolidated results of operations for the year ended May 31, 1998. Fiscal 1997 and 1996 were 52-week years.
     On November 17, 1997, pursuant to an Agreement and Plan of Merger, dated as of July 28, 1997, by and among the Company, Nova Acquisition Corp., a wholly owed subsidiary of the Company ("Sub"), and Cyrix Corporation ("Cyrix"), the Company acquired all outstanding shares of Cyrix common stock through the merger of Sub with and into Cyrix, which thereby became a wholly owned subsidiary of the Company (See Note 4). The merger was accounted for as a pooling of interests. Accordingly, the consolidated balance sheets as of May 31, 1998 and May 25, 1997 and the consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998, include Cyrix. Since the fiscal years for National and Cyrix differ, Cyrix changed its fiscal year-end to coincide with National's beginning in fiscal 1998. Prior year financial statements have been restated to include Cyrix and combine National's fiscal years 1997 and 1996 with Cyrix's calendar years 1996 and 1995, respectively. The consolidated balance sheet as of May 25, 1997 combines National's consolidated balance sheet as of May 25, 1997 with Cyrix's consolidated balance sheet as of December 31, 1996. The consolidated statements of operations, shareholders' equity and cash flows for the years ended May 25, 1997 and May 26, 1996 combine National's consolidated statements of operations, shareholders' equity and cash flows for the years ended May 25, 1997 and May 26, 1996 with Cyrix's consolidated statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995, respectively. The results of operations for the period January 1, 1997 through May 25, 1997 for Cyrix, which included net sales of $84.6 million, total operating costs and expenses of $84.4 million, other expense, net of $1.1 million, income tax benefit of $0.3 million, net loss of $0.6 million and an increase in capital from the issuance of common stock of $1.3 million, have been recorded as an adjustment to shareholders' equity.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company uses the straight-line method to depreciate machinery and equipment over its estimated useful life (3-5 years). Assets other than machinery and equipment are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful lives (3-5 years, except buildings and improvements, which are 3-50 years), or in the case of property under capital lease and leasehold improvements, over the lesser of the estimated useful life or lease term.
     The Company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful lives of the assets. For fiscal 1998, 1997 and 1996, the Company capitalized $4.9 million, $13.8 million and $6.0 million of interest, respectively, in connection with various capital expansion projects.
     The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.
      In connection with certain restructuring actions announced in fiscal 1998 and 1997 (See Note 3), the Company recorded impairment losses related to certain fixed assets in its wafer manufacturing facility in Arlington, Texas, of $20.3 million and $60.1 million in fiscal 1998 and fiscal 1997, respectively. The fair value of these assets was determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Income Taxes

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

Earnings per Share

In fiscal 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share and, for companies with potentially dilutive securities, such as convertible debt, stock options and warrants, diluted earnings per share.
     Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common stock from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding, such as convertible subordinated notes in all years presented and convertible preferred stock in fiscal 1996. If the result of assumed conversions is dilutive, net earnings are adjusted for the interest expense on the convertible subordinated notes, while the average shares of common stock outstanding are increased. For all years presented, the effect of the assumed conversion of the convertible subordinated notes was antidilutive. In addition, the effect of potential common stock from stock options was antidilutive for the year ended May 31, 1998. Earnings per share for all prior fiscal years presented have been restated to conform with SFAS No. 128.

A reconciliation of the earnings and shares used in the computation for basic and diluted earnings per share follows:

                                              Years Ended
                                      -------------------------------
(In Millions)                          May 31,     May 25,     May 26,
                                        1998        1997        1996
                                        ----        ----        ----
Net income (loss)                     $ (98.6)     $  1.6     $ 201.0
Adjustment for preferred dividends         -           -          5.6
                                      --------     -------    -------
Net income (loss), used for basic
  earnings per share                  $ (98.6)     $  1.6     $ 195.4
                                      ========     =======    =======
Net income (loss) used for diluted
  earnings per share                  $ (98.6)     $  1.6     $ 201.0
                                      ========     ======     =======

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share      163.9      156.1       145.0
Effect of dilutive securities:
  Stock options                            -          3.0         3.2
  Convertible preferred stock              -           -          6.1
                                       --------    ------     -------
Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share             163.9      159.1       154.3
                                        =======    ======     =======

     As of May 31, 1998, there were options outstanding to purchase 22.8 million shares of the Company's common stock with a weighted-average exercise price of $22.49, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. As of May 31, 1998, the Company also had outstanding $258.8 million of convertible subordinated notes, which are convertible into approximately 6.0 million shares of common stock. These notes were not assumed to be converted because they were antidilutive in all years presented.

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

Marketable Investments. The Company classifies its debt and marketable equity securities into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity. Gains or losses on securities sold are based on the specific identification method.

Off-Balance Sheet Financial Instruments. The Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Company policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase the Company's underlying exposure. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated revenue transactions are deferred until such time as the underlying transactions are recognized or recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on any instruments not meeting the above criteria are recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the consolidated statements of cash flows.

Fair Values of Financial Instruments

Fair values of cash equivalents and short-term investments approximate cost, and the fair value of short-term debt approximates carrying amount due to the short period of time until maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 31, 1998.

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

Employee Stock Plans

The Company accounts for its stock option plans and its employee stock purchase plans in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which provides an alternative accounting method to APB 25. As permitted under SFAS No. 123, the Company continues to account for its employee stock plans in accordance with the provisions of APB 25 and provides additional required disclosures. (See Note 9.)

Reclassifications

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal 1998 presentation.

Note 2.  Financial Instruments

Marketable Investments

The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 31, 1998, investments were placed with a variety of different financial institutions or other issuers. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. Gross realized gains on available-for-sale securities approximated $10.6 million, $4.1 million and $7.2 million for the years ended May 31, 1998, May 25, 1997 and May 26, 1996, respectively. Gross realized losses were not material for fiscal 1998, 1997 or 1996.

Investments at fiscal year end comprise:
                                   Gross
                                 Amortized     Unrealized     Estimated
(In Millions)                      Cost          Gains       Fair Value
                                   ----          -----       ----------
1998
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit       $ 23.0         $  -          $ 23.0
    Corporate bonds                 50.4           0.1           50.5
    U.S. government and federal
        agency debt securities      37.9            -            37.9
    Foreign government bonds         1.0            -             1.0
                                  ------         ------        ------
Total short-term investments      $112.3         $ 0.1         $112.4
                                  ======         ======        ======

1997
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit       $  5.0         $  -          $  5.0
    Bankers acceptances             15.0            -            15.0
    Corporate bonds                  7.1            -             7.1
    Auction rate preferred stock    29.0            -            29.0
    U.S. government and federal
        agency debt securities       9.0            -             9.0
  Held-to-maturity securities:
    Auction rate preferred stock    14.5            -            14.5
                                  ------         ------        ------
Total short-term investments      $ 79.6         $  -          $ 79.6
                                  ======         ======        ======

LONG-TERM INVESTMENTS
  Available-for-sale securities:
    Equity securities              $  2.1        $  4.3        $  6.4
                                   ------        ------        ------
Total long-term investments        $  2.1        $  4.3        $  6.4
                                   ======        ======        ======

     Gross unrealized losses were not material for either fiscal 1998 or 1997. At May 25, 1997, long-term investments of $6.4 million were included in other assets.
     At May 31, 1998, the Company held $0.5 million and $429.6 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($158.9), institutional money market funds ($9.9) and commercial paper ($261.3).
     At May 25, 1997, the Company held $95.3 million and $771.7 million of available-for-sale and held-to-maturity securities, respectively, that are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($466.8), institutional money market funds ($129.2), certificates of deposit ($15.0), commercial paper ($184.8), bankers acceptances ($26.2) and demand notes ($45.0).
     The net unrealized gains on available-for-sale securities of $0.1 million at May 31, 1998 and $4.3 million at May 25, 1997 are included in retained earnings.

Off-Balance Sheet Financial Instruments

Foreign Currency Instruments
The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The Company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily comprise sales of the Company's products in currencies other than the U.S. dollar, a majority of which are made through the Company's subsidiaries in Europe and Japan. Gains and losses on financial instruments that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated transactions are deferred until such time as the underlying transactions are recognized or immediately when the transaction is no longer expected to occur. In addition, the Company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses on these contracts are matched with the corresponding effect of currency movements on these financial positions. Gains and losses from foreign currency transactions were not significant for fiscal 1998, 1997 and 1996.

Interest Rate Derivatives
The Company utilizes swap agreements to exchange the fixed interest rate of certain long-term U.S. dollar debt for a variable U.S. dollar interest rate and to exchange the variable interest rate of certain long-term Japanese yen debt for a fixed Japanese yen interest rate (1.7 percent at May 31, 1998). The variable rates on swaps (6.2 percent to
6.8 percent at May 31, 1998) are based primarily on U.S. dollar LIBOR and reset on a monthly, quarterly or semi-annual basis. These agreements that have maturities of up to five years involve the exchange of fixed rate interest payments for variable rate interest payments without exchange of the underlying principal amounts. The differential between fixed and variable rates to be paid or received is accrued as interest rates change in accordance with the agreements and is included in current interest expense.
      The Company utilizes interest rate collars to limit the Company's exposure to fluctuation in short-term returns on certain investments in its portfolio by locking in a range of interest rates. An interest rate collar is a no-cost structure that consists of a purchased option and a sold option, which are entered into simultaneously with the same counterparty. The Company receives a payment when the three-month LIBOR falls below predetermined levels and makes a payment when the three-month LIBOR rises above predetermined levels. These payments are recorded as adjustments to interest income. All interest rate option contracts outstanding at May 31, 1998 expire within one year.

Fair Value and Notional Principal of Off-Balance Sheet Financial
Instruments
The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 31, 1998 and May 25, 1997. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 31, 1998 and May 25, 1997. The credit risk amount shown in the table represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Transactions Qualifying for Hedge Accounting:

                                     Notional     Estimated     Credit
(In Millions)                        Principal   Fair Value      Risk
                                     ---------   ----------      ----
1998
INTEREST RATE INSTRUMENTS
Swaps:
  Fixed to variable                  $ 175.0       $  3.2       $ 3.2
  Variable to fixed                  $  18.5       $ (0.1)      $  -
Interest rate collars                $  50.0       $   -        $  -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                     $  10.0       $  0.1       $ 0.2
  To sell dollars                    $  33.3       $ (0.4)      $ 0.2
Purchased options                    $  28.6       $  0.8       $ 0.8

1997
INTEREST RATE INSTRUMENTS
Swaps:
  Fixed to variable                  $ 175.0       $  0.4       $ 0.4
  Variable to fixed                  $  19.4       $ (0.4)      $  -
Interest rate collars                $  50.0       $   -        $  -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
  To buy dollars                     $  20.4       $   -        $ 0.5
  To sell dollars                    $  45.1       $   -        $ 0.2
Purchased options                    $  36.5       $  0.2       $ 0.2

The Company has outstanding currency exchange contracts predominantly to buy Singapore dollars and pound sterling and to sell U.S. dollars in the future. The Company also has outstanding currency exchange contracts to sell Italian lira and Japanese yen and to purchase U.S. dollars in the future. All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 31, 1998 and May 25, 1997 are immaterial. The Company has purchased foreign currency options denominated in Japanese yen and German deutsche mark. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Deferred gains on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Deferred gains on such agreements at May 31, 1998 and May 25, 1997 are immaterial.

Fair Value of Financial Instruments

A summary table of estimated fair values of financial instruments at fiscal year-end follows:
                                     1998                  1997
                              -------------------   -------------------
                              Carrying  Estimated   Carrying  Estimated
(In Millions)                  Amount   Fair Value   Amount   Fair Value
                               ------   ----------   ------   ----------

Long-term investments          $    -    $    -     $   6.4    $   6.4
Long-term debt                 $(390.7)  $(373.4)   $(460.5)   $(467.4)
Currency forward contracts:
  To buy dollars               $    -    $   0.1    $   0.7    $    -
  To sell dollars              $   0.5   $  (0.4)   $  (0.5)   $    -
Currency options               $  (0.2)  $   0.8    $   0.3    $   0.2

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

Note 3.  Restructuring of Operations

Fiscal 1998 Cost Reduction Action

As part of an overall cost reduction plan implemented in April 1998, the Company announced a worldwide workforce reduction of approximately 1,400 people, primarily in its Santa Clara, California, headquarters and other front-end wafer manufacturing operations. This included approximately 500 employees affected by the previously announced closure of the Company's 5- and 6-inch wafer manufacturing facilities in Santa Clara. In addition to new cost reduction actions, the plan includes modification of certain previously announced actions related to the closure of the Santa Clara 5- and 6-inch wafer manufacturing facilities, as well as additional impairment loss related to the write-down of certain assets in the 0.65-micron wafer manufacturing facility in Arlington, Texas.
     As a result, the Company recorded a net $63.8 million restructuring charge in fiscal 1998. The restructuring charge included approximately $32.5 million for severance and lease termination costs, $10.6 million for the write-off of assets related to discontinued product development programs and $10.2 million for the write-off of assets related to discontinued process technology development. It also included an additional $20.3 million impairment loss on certain assets in the Arlington wafer manufacturing facility. The additional impairment loss was caused by weakened business conditions that significantly reduced the demand for wafers from the 0.65-micron wafer manufacturing facility. Of these charges, $32.5 million represent cash charges. These charges were partially offset by the release of $6.8 million of excess reserves for severance and other exit costs related to the Company's reorganization of its operating structure in the first quarter of fiscal 1997 and the release of $3.0 million of excess reserves for other exit costs related to the Company's planned realignment of its manufacturing facilities announced in the fourth quarter of fiscal 1997.
     In connection with these cost reduction actions, the Company paid $9.6 million of severance to approximately 357 terminated employees. Included in accrued liabilities at May 31, 1998 is $25.0 million related to severance and other exit costs for those actions that have not yet been completed as of May 31, 1998. The Company expects these actions to be completed by the end of calendar 1998.

Fairchild Semiconductor

In June 1996, the Company reorganized its operating structure into four business groups that comprised the Analog Group, the Communications and Consumer Group, the Personal Systems Group and the Fairchild Semiconductor ("Fairchild") Group. The purpose of the reorganization was to enhance the focus and support of the Company's strength in analog and mixed-signal technology. In connection with this reorganization, Fairchild was formed as a separate organization consisting of the Company's family logic, memory and discrete product lines, which the Company announced it intended to divest. As a result, the Company recorded a $55.3 million special charge that included a restructuring charge of $49.7 million for the write-down of fixed assets to estimated fair value, as well as costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business. Of the $49.7 million restructuring charge, $39.7 million represented cash charges and $10.0 million represented fixed asset write-downs and other noncash items. The remaining components of the $55.3 million special charge were recorded in cost of sales and consisted of $2.0 million to write-down certain Fairchild inventory to net realizable value and $3.6 million for other cost reduction activities.
     As a result of these work force reductions, the Company paid $6.9 million of severance to approximately 87 terminated employees and $3.3 million for other exit costs. Included in accrued liabilities at May 31, 1998 was $5.1 million related to remaining severance and other costs of restructuring activities from the realignment of the Company's selling, general and administrative expenses. These costs are expected to be paid over the next 6 months. In fiscal 1997, the Company also paid approximately $5.2 million in retention bonuses to certain Fairchild employees, which were expensed to operations.
     The Company's reorganization included plans to divest the Fairchild businesses, including related assets, by the end of fiscal 1997. The Fairchild fixed assets held for disposition included land, buildings and building improvements, and equipment associated with the 4-inch, 5-inch and 6-inch wafer fabrication operations in South Portland, Maine, the 6-inch wafer fabrication operation in West Jordan, Utah, and the assembly and test operations in Penang, Malaysia, and Cebu, Philippines. The carrying value of the Fairchild fixed assets held for disposition was $318.5 million. The Company originally recorded a $192.0 million charge, as part of the restructuring charge, primarily to write-down Fairchild assets to estimated fair value. This charge was fully reversed in the third quarter of fiscal 1997 when the disposition of the Fairchild businesses and related assets became imminent and it was apparent that the reserves were no longer required. In March 1997, the Company completed the disposition of Fairchild under a recapitalization transaction with Sterling, LLC, a Citicorp Venture Capital, Ltd. investment portfolio company in related businesses, and Fairchild's management. The recapitalization was valued at $550 million. In addition to retaining a 15 percent equity interest in Fairchild, for which the Company invested $12.9 million, the Company received cash of $401 million and a promissory note with a face value of $77 million, and certain liabilities were assumed by Fairchild. The Company recorded a gain of $40.6 million from the disposition.

Realignment of Manufacturing Facilities

In May 1997, the Company announced that it planned a comprehensive realignment of its manufacturing facilities designed to accelerate its production transition to manufacturing 8-inch wafers with 0.35-micron circuit geometries, reduce costs and rationalize production flows. In connection with this plan, the Company recorded a restructuring charge of $84.5 million that included an impairment loss of $60.1 million related to the write-down of certain assets in its Arlington wafer manufacturing facility. This impairment arose from the Company's cancellation of further investment in its 6-inch, 0.65-micron wafer fabrication expansion that began in 1995. The Company's acceleration of investment in its 8-inch wafer fabrication facility in Maine, which has resulted in the availability of 0.35-micron capacity sooner than previously expected, has significantly reduced the Company's requirements for 0.65-micron capacity.
     In addition to the impairment loss, the Company also recorded $11.0 million of exit costs related to the closure of the 5- and 6-inch wafer fabrication facilities in Santa Clara. The closure process is expected to be completed within the next 6 months, during which time the Company will transfer remaining production activities to other existing manufacturing lines. The exit costs primarily related to severance costs, the removal of production equipment and the dismantling of the production facilities. Approximately 500 employees are currently employed in these two wafer fabrication facilities and the Company does not expect to place the majority of the affected employees elsewhere in the organization. The Company expects to pay approximately $7.2 million in retention bonuses to certain Santa Clara, California, employees as a result of the previously announced closure of the Santa Clara 5- and 6-inch wafer fabrication facilities, which is expected to be completed by the end of calendar 1998. These amounts are being expensed to operations ratably over the employees' service period up through the close of the facilities. The Company also recorded $10.3 million of exit costs associated with the Company's decision to halt expansion of its 6-inch wafer fabrication line in Greenock, Scotland. These costs primarily related to the write-off of previously capitalized construction in progress costs and other exit costs including employee
related costs.   The remaining $3.1 million related to severance and
other exit costs at other manufacturing facilities. Of these restructuring charges, $20.2 million represented cash charges.
     During fiscal 1998, the Company paid $1.5 million of severance to approximately 54 terminated employees and $0.8 million for other exit costs related to these restructuring actions. Included in accrued liabilities at May 31, 1998 is $15.6 million related to severance and other exit costs for those actions that have not yet been completed as of May 31, 1998.

Other Restructuring Actions

During fiscal year 1996, the Company utilized $6.8 million of restructuring reserves primarily attributable to severance and fixed asset disposals related to the completion of the consolidation of two California locations into one location of the Company's wholly owned subsidiary, Dynacraft, Inc. ("DCI"), which was sold in fiscal 1996, and the transfer of the remaining military assembly operations in South Portland, Maine, to Singapore.

Note 4.  Acquisitions

As discussed in Note 1, the Company completed its merger with Cyrix in November 1997. Cyrix designs, develops and markets X86 software-compatible microprocessors of original design for the personal computer marketplace. Under the terms of the agreement, each share of Cyrix common stock was exchanged for 0.825 of a share of National common stock. A total of 16.4 million shares of National common stock was issued to current holders of Cyrix common stock. In addition, up to 2.7 million shares of National common stock were reserved for issuance in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of National common stock were reserved for issuance in the future upon conversion of Cyrix 5.5% convertible subordinated notes due June 1, 2001. Since the Company repurchased substantially all of the outstanding Cyrix 5.5% convertible subordinated notes during January 1998 (See Note 6), conversion of the remaining outstanding notes will only require issuance of up to 1,619 shares of National common stock.

The following table summarizes the results of operations previously reported by the separate companies through November 23, 1997, which represents the closest interim period to the date the merger was consummated:

                                     Six Months Ended    Years Ended
                                       November 23,    May 25,  May 26,
(In Millions)                             1997          1997     1996
                                     ----------------   ----     ----

Net sales:
     National                           $1,241.1      $2,507.3  $2,623.1
     Cyrix                                 135.6         177.1     210.3
                                        --------      --------  --------
Total sales                             $1,376.7      $2,684.4  $2,833.4
                                        ========      ========  ========

Net income (loss):
     National                           $  120.1      $   27.5  $  185.4
     Cyrix                                 (28.6)        (25.9)     15.6
                                        --------      --------  --------
Net income                              $   91.5      $    1.6  $  201.0
                                        ========      ========  ========

There were no transactions between Cyrix and National prior to the combination, and no adjustments were necessary to conform the accounting policies of the combining companies. Certain amounts for Cyrix have been reclassified to conform with the financial statement presentation followed by National.
     In connection with the merger, the Company recorded a special charge of $30.0 million related to certain merger and related expenses, which is included in the statement of operations for the year ended May 31, 1998. These expenses primarily include transaction fees for investment bankers, attorneys, and accountants ($18.3 million); financial printing costs ($2.0 million); and costs associated with the elimination of duplicate facilities and operations ($9.7 million). The Company also expects to pay approximately $10.1 million in retention bonuses to certain Cyrix employees. These amounts are being expensed to operations ratably over the employees' service period. The service period varies by employee, but is generally 18 months following the consummation of the merger.
     The Company also completed the acquisition of ComCore Semiconductor, Inc. ("ComCore") in late fiscal 1998. The acquisition was accounted for using the purchase method with a purchase price of $104.8 million. ComCore, a designer and manufacturer of integrated circuits for computer networking and broadband communications, uses powerful mathematical techniques combined with advanced digital signal processing ("DSP") and customized design methodologies to create high performance communications solutions. This technology is expected to add advanced design and technology capabilities to the Company's existing analog, mixed-signal and digital expertise. The Company believes that this technology will help position it as a leader in the application of advanced DSP technology to communications. In connection with the acquisition, the Company recorded in the fourth quarter of fiscal 1998, a $95.2 million in-process R&D charge, $5.3 million of net assets acquired, $4.3 million of goodwill and $15.0 million of unearned compensation related to employee retention arrangements, which will be charged to operations, primarily research and development, over the next three years. The in-process R&D had not reached technological feasibility and had no alternative uses.
     Pro forma results of operations for the ComCore acquisition have not been presented, since ComCore is a development stage company and results of operations to date have been insignificant.
     In fiscal 1997, the Company acquired Mediamatics, Inc. ("Mediamatics"), a Fremont, California, company that is a major provider of MPEG (Motion Picture Experts Group) audio/video capabilities to the personal computer market. The Company completed the acquisition by issuing or reserving for future issuance an aggregate of 3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition was accounted for using the purchase method with a purchase price of $74.5 million. In connection with the acquisition, the Company incurred a special charge to expense in-process research and development of approximately $62.0 million. In addition, the Company recorded $23.5 million of unearned compensation related to employee retention arrangements, which will be charged to operating expenses, primarily research and development, over the next 30 months.
     Pro forma results of operations for the Mediamatics acquisition have not been presented, since Mediamatics is a development stage company and results of operations to date have been insignificant.

Note 5.  Consolidated Financial Statements Details
(In Millions)                                       1998      1997
                                                    ----      ----

RECEIVABLE ALLOWANCES
Doubtful accounts                               $    8.9   $    4.1
Returns and allowances                              41.4       37.3
                                                --------   --------
Total receivable allowances                     $   50.3   $   41.4
                                                ========   ========

INVENTORIES
Raw materials                                   $   19.3   $   25.0
Work in process                                    176.0      133.0
Finished goods                                      88.6       47.8
                                                --------   --------
Total inventories                               $  283.9   $  205.8
                                                ========   ========

PROPERTY, PLANT AND EQUIPMENT
Land                                            $   24.8   $   24.1
Buildings and improvements                         761.0      471.8
Machinery and equipment                          1,713.6    1,453.7
Construction in progress                           440.3      470.8
                                                --------   --------
Total property, plant and equipment              2,939.7    2,420.4
Less accumulated depreciation and amortization   1,283.9    1,071.4
                                                --------   --------
Property, plant and equipment, net              $1,655.8   $1,349.0
                                                ========   ========

ACCRUED EXPENSES
Payroll and employee related                    $  145.8   $  162.2
Restructuring of operations                         45.7       39.9
Other                                              119.4      104.7
                                                --------   --------
Total accrued expenses                          $  310.9   $  306.8
                                                ========   ========

(In Millions)                                  1998     1997     1996
                                               ----     ----     ----
OTHER INCOME
Net intellectual property income             $ 15.7   $ 10.1   $ 31.7
Gain on sale of investments, net                9.2      0.8      4.3
Other                                            -       7.8     11.5
                                             ------   ------   ------
Total other income, net                      $ 24.9   $ 18.7   $ 47.5
                                             ======   ======   ======

INTEREST INCOME, NET
Interest income                              $ 48.6   $ 31.0   $ 32.1
Interest expense                              (26.3)   (24.9)   (22.7)
                                             -------  -------  -------
Interest income, net                         $ 22.3   $  6.1   $  9.4
                                             ======   ======   ======

Intellectual property income is net of commissions. For fiscal 1998, net intellectual property income included $11.2 million related to a significant licensing arrangement with a Korean firm. Intellectual property income declined in fiscal 1998, because several license arrangements expired at the end of fiscal 1996. Aside from the one licensing agreement in fiscal 1998 with the Korean firm, none of the other license agreements in fiscal 1998 were considered individually material and none of the license arrangements in either fiscal 1997 or fiscal 1996 was considered individually material.

Note 6.  Debt

Debt at fiscal year-end consists of the following:

(In Millions)                                           1998      1997
                                                        ----      ----
Convertible subordinated notes payable at 6.5%,
  net of debt issuance costs                          $ 255.1   $ 254.3
Cyrix convertible subordinated notes payable at 5.5%      0.1     126.5
Notes secured by real estate payable at 7.1% - 12.6%     20.1      22.7
Notes secured by equipment payable at 6.4% - 6.6%       132.6      48.3
Unsecured loan payable at 6.2%                            1.9       1.9
Convertible subordinated promissory notes                15.0        -
Other debt                                               18.5      19.4
Obligations under capital leases                          1.3       2.8
                                                      -------   -------
Total debt                                              444.6     475.9
Less current portion of long-term debt                   53.9      15.4
                                                      -------   -------
Long-term debt                                        $ 390.7   $ 460.5
                                                      =======   =======

     In connection with a retention arrangement related to the acquisition of ComCore in May 1998, the Company issued convertible subordinated promissory notes to each of the founding shareholders of ComCore for a total $15.0 million. The notes, which are noninterest-bearing, are due the earlier of either the date of termination of the employee or May 2001. Each note is convertible, in whole or in part, into shares of the Company's common stock on the maturity date or within 30 days thereafter, based on an initial conversion price of $16.1875.
     In February 1998, the Company entered into a second equipment financing agreement with a group of banks providing up to $100 million over a one-year period under which it made an initial draw of $50.0 million. Terms under the agreement are similar to the terms of an earlier equipment financing agreement the Company entered into in November 1996, except that borrowings under the second agreement bear interest at the one-month LIBOR rate plus 70 basis points (6.36 percent at May 31, 1998). Principal and interest are due monthly over a five-year period. Also in February 1998, the Company made a final draw of $49.8 million under the equipment financing agreement entered into in November 1996.
     In November 1996, the Company entered into an equipment financing agreement with a group of banks, which provides the Company borrowings in stated amounts up to $100 million over a one-year period. Borrowings are collateralized by the underlying equipment. An initial loan draw of $50.2 million was made in November 1996. Under the terms of the agreement, the amounts financed bear interest at the one-month LIBOR rate plus 90 basis points (6.56 percent at May 31, 1998) with principal and interest due monthly over a five-year period.
     Both equipment financing agreements contain certain covenant and default provisions that require the Company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.
     The Cyrix 5.5% convertible subordinated notes due June 1, 2001 ("Notes") in a total amount of $126.5 million were issued in fiscal 1997. The Notes are convertible into shares of the Company's common stock at the conversion rate of 20.7547 shares per $1,000 principal amount of notes (equivalent to a conversion price of $48.18 per share). The Notes are subordinated to present and future senior indebtedness of the Company and are redeemable at the option of the Company, in whole or in part, on or after June 1, 1999. Under the terms of the Indenture for the Notes, the merger with Cyrix constituted a change of control. As a result, each holder of the Notes had the right to require the Company to repurchase all of the outstanding Notes or any portion of the principal amount thereof that is equal to $5,000 or any integral multiple of $1,000 in excess thereof on January 12, 1998 at a purchase price to be paid in cash equal to 100 percent of the principal amount of the Notes to be repurchased plus interest accrued to the repurchase date. During January 1998, the Company paid $126.4 million to repurchase substantially all of the outstanding Notes.
     In September 1995, the Company completed a private placement of convertible subordinated notes in the total amount of $258.8 million to certain qualified investors. Interest is payable semi-annually at an annual rate of 6.5 percent. The notes, which mature in 2002, are not redeemable by the Company prior to October 3, 1998. Thereafter, the notes are redeemable at the option of the Company, initially at 103.714 percent of face value and at decreasing prices thereafter to 100 percent of face value at maturity, plus accrued interest. The notes are convertible at any time into shares of the Company's common stock at a conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.
     Notes secured by real estate include two notes assumed as part of the repurchase of the equity interest in the Company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 1997 to March 2002. In connection with the Cyrix transaction, the Company has assumed two Cyrix notes payable that are collateralized by land and buildings located in Richardson, Texas. Interest on these notes is due either monthly or quarterly and principal payments vary. The maturities range from November 1998 through September 2006. The unsecured 6.2 percent note is due in semi-annual installments through May 2007.
     For each of the next five years and thereafter, debt and capital lease obligations mature as follows:

                                     Total Debt
(In Millions)                     (Principal Only)
                                  ----------------

                         1999           53.9
                         2000           34.0
                         2001           49.3
                         2002           30.5
                         2003          271.9
                         Thereafter      5.0
                                      ------
                         Total        $444.6
                                      ======

The Company's multicurrency and revolving financing agreements provide for multicurrency loans, letters of credit and standby letters of credit. The multicurrency loan agreement ($30 million) expires in October 1998. The Company anticipates the multicurrency loan agreement will be renewed or replaced on or prior to termination. The revolving credit agreement ($225 million), which includes standby letters of credit, expires in October 2000. At May 31, 1998, $33.4 million of the combined total commitments was utilized. These agreements contain restrictive covenants, conditions and default provisions that among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 31, 1998, under the most restrictive covenant, $299.2 million of the Company's retained earnings was unrestricted and available for payment of dividends on the Company's common stock.

Note 7.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consists of the following:

(In Millions)                              1998      1997      1996
                                           ----      ----      ----
Income (loss) before income taxes:
U.S.                                     $(168.7)  $ (51.6)   $192.3
Non-U.S.                                    69.0      68.7      78.7
                                         --------  --------   ------
                                         $ (99.7)  $  17.1    $271.0
                                         ========  =======    ======
Income tax expense (benefit):
Current:
U.S. federal                             $ (45.6)  $  65.0    $ 25.7
U.S. state and local                         0.4        -        1.4
Non-U.S.                                    21.7      15.7      25.6
                                         --------  --------   ------
                                           (23.5)     80.7      52.7
Deferred:
U.S. federal and state                       9.4     (80.5)      7.7
Non-U.S.                                    (4.5)     (3.3)     (8.0)
                                         --------  --------   -------
                                             4.9     (83.8)     (0.3)

  Charge in lieu of taxes attributable
    to employee stock plans                 17.5      18.6      17.6
                                         --------  -------   -------
  Income tax expense (benefit)           $  (1.1)  $  15.5    $ 70.0
                                         ========  =======    ======

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 31, 1998 and May 25, 1997 are presented below:

(In Millions)                                        1998        1997
                                                     ----        ----
DEFERRED TAX ASSETS
Reserves and accruals                             $ 199.3     $ 205.6
Loss carryovers and other allowances - foreign       47.3        55.8
Federal and state credit carryovers                 122.2        56.7
Other                                                15.3         6.5
                                                  --------    --------
Total gross deferred assets                         384.1       324.6
                                                  --------    --------
  Valuation allowance                              (184.8)     (119.0)
                                                  --------    --------
Net deferred assets                                 199.3       205.6
                                                  --------    --------
DEFERRED TAX LIABILITIES
Capital allowance - foreign                          (4.4)       (8.9)
Other liabilities                                   (24.2)      (26.2)
                                                  --------    --------
Total gross deferred liabilities                    (28.6)      (35.1)
                                                  --------    --------
Net deferred tax assets                           $ 170.7     $ 170.5
                                                  ========    ========

     The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The increase in the valuation allowance primarily relates to federal and state credits, which may not be realized, offset by utilization of foreign net operating loss carryforwards not previously benefited.
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of May 31, 1998.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                               1998     1997     1996
                                               ----     ----     ----

U.S. federal statutory tax rate               (35.0)%   35.0%    35.0%

Non-U.S. losses and tax differential
  related to non-U.S. income                   (7.9)   (27.7)    (3.6)

U.S. state and local taxes net
  of federal benefits                           0.4      0.4      0.3

Research and development credits                 -     (62.0)    (9.0)

Change in beginning of year valuation allowance  -        -      (1.0)

Write-off of in-process R&D                    38.4    134.2       -

Other                                           3.0     11.0      4.1
                                               ------  ------   ------
Effective tax rate                             (1.1)%   90.9%    25.8%
                                               ======  ======   ======

     U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional liability. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $452.5 million at May 31, 1998, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $117.4 million would accrue after utilization of U.S. tax credits.
     At May 31, 1998, the Company had U.S. credit carryovers of approximately $84.5 million for tax return purposes, which primarily expire from 1999 through 2014. In addition, the Company had state credit carryovers of approximately $37.7 million, which primarily expire from 2004 through 2011. The Company also had operating loss carryovers of $177.2 million from certain non-U.S. jurisdictions.
     The Company has filed a petition with the United States Tax Court contesting a deficiency notice issued by the U.S. Internal Revenue Service ("IRS") seeking additional taxes of approximately $1.5 million (exclusive of interest) for fiscal 1989. The IRS has completed its examination of the Company's tax returns for fiscal 1990 through 1993 and has issued a notice of proposed adjustment refunding taxes of approximately $0.7 million (exclusive of interest). The IRS is examining the Company's returns for fiscal 1994 through 1996.
     In July 1996, the Company received invoices of assessment from the Malaysian Inland Revenue Department relating to the Company's Malaysian manufacturing operations totaling approximately 146.9 million Malaysian ringgits ($39.2 million) (exclusive of interest). The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes that adequate tax payments have been made and accruals recorded for all tax matters for the years in question.

Note 8.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one-thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
     The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20 percent or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the Company's common stock. If such person or group actually acquires 20 percent or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then-current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
     The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20 percent or more of the Company's outstanding common stock. The Rights will expire on August 8,
2006, unless earlier redeemed.     In November 1997, the Company
completed the merger of its subsidiary with Cyrix Corporation (See Note
4). Under the terms of the merger, each share of Cyrix common stock was exchanged for 0.825 of a share of National common stock and a total of 16,440,667 shares of National common stock was issued to current holders of Cyrix common stock.
     In November 1995, National called for redemption in December 1995 of all of the shares of the $32.50 Convertible Preferred Shares, $0.50 par value (the "Convertible Preferred Shares"). All of the Convertible Preferred Shares were redeemed for the number of shares of common stock that were issuable at a conversion rate of 35.273 shares of common stock for each Convertible Preferred Share, resulting in a total of 12,169,185 additional shares of common stock being issued.
     In connection with the private placement of convertible subordinated notes completed in September 1995 (See Note 6), the Company has reserved for issuance a total of 6,048,387 shares of common stock issuable upon conversion of the outstanding 6.5 percent convertible subordinated notes due 2002. The Company also has reserved for issuance 1,619 shares of common stock issuable upon conversion of the Cyrix Corporation 5.5% convertible subordinated notes (See Note 4).
     During fiscal 1996, National purchased 2,450,000 shares on the open market at a cost of $63.0 million. Of these repurchased shares the Company used 160,427 shares for issuance of stock under its various benefit plans in fiscal 1996. All of the remaining repurchased shares were retired at the end of fiscal 1996. No shares have been repurchased since calendar year 1995.
     National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 9.  Stock-Based Compensation Plans

Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 39,354,929 shares of the Company's common stock. Generally, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period. Vesting of options is accelerated in certain circumstances. Vesting on options that had been held for a minimum of six months by employees transferring to Fairchild was accelerated in connection with the Fairchild disposition.
     National also has a stock option plan (the "employees stock option plan") under which employees who are not executive officers of the Company (as defined in the plan) may be granted nonqualified stock options to purchase up to 20,000,000 shares of the Company's common stock. Like the stock option plan for officers and key employees, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period and vesting is accelerated in certain circumstances.
     In connection with National's merger with Cyrix in November 1997 (See Note 4), National assumed the outstanding obligations of Cyrix under the Cyrix Corporation Employee Stock Purchase Plan, the Cyrix Corporation 1988 Incentive Stock Plan and the Cyrix Corporation Non-Discretionary Non-Employee Directors Stock Plan. In connection therewith, each purchase right under the Cyrix Employee Stock Purchase Plan and each option under the other two plans were converted into the right or option to purchase 0.825 share of National common stock and the purchase price was adjusted accordingly. A total of 2,876,444 shares of the Company's common stock can be issued under the three Cyrix plans. These plans provide for issuance of common stock upon the exercise of stock options and stock purchase rights at exercise prices not less than the market price of stock on the date of grant. Vesting schedules for Cyrix options vary but are generally over four years. The Cyrix Employee Stock Purchase Plan and the Cyrix Non-Discretionary Non-Employee Directors Stock Plan have now expired and no more shares can be issued under them. Options under the Cyrix 1988 Incentive Stock Plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment and no more options will be granted under the Cyrix 1988 Incentive Stock Plan.
     In connection with the acquisition of ComCore in May 1998, National assumed the outstanding obligations of ComCore under the ComCore Stock Option Plan and related stock option agreements for ComCore employees and consultants. In connection therewith, ComCore optionees received an option for 0.3268 share of the Company's common stock per share of ComCore common stock underlying the ComCore options. Vesting under the ComCore option plan typically begins one year after grant date and in monthly increments thereafter. The prices of the options granted under the original option grant were set by the ComCore plan's administrator but were adjusted at the time of the acquisition by the exchange rate, with a minimum price of $0.50 per share. The ComCore options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the ComCore Stock Option Plan. At May 31, 1998, options to purchase 258,695 shares at exercise prices ranging $0.50-$0.77 were outstanding under the ComCore plan with a weighted average exercise price of $0.53 and weighted-average remaining contractual life of 9.1 years.
     In connection with National's acquisition of Mediamatics in fiscal 1997, National assumed the outstanding obligations of Mediamatics under the Mediamatics stock option plans and related stock option agreements for the Mediamatics employees. In connection therewith, Mediamatics optionees received an option for 0.175702 share of the Company's common stock per share of Mediamatics common stock underlying the Mediamatics options. Vesting under the Mediamatics stock option plans can begin as early as the grant date, although most options granted under the plans vest beginning after one year and in quarterly increments thereafter. The price for the options granted under the original option grant was set by the Mediamatics plans' administrator. At the time of the Mediamatics acquisition, the option price was adjusted by the exchange rate. The Mediamatics options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Mediamatics stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and the Company recorded unearned compensation in the amount of $9.2 million, which represents the difference between the fair market value at the new measurement date and the exercise price of the options. Unearned compensation which is included as a separate component of shareholders' equity is amortized to operations over the vesting period of the respective options. Related compensation expense for fiscal 1998 and 1997 was $2.3 million and $0.6 million, respectively. At May 31, 1998, options to purchase 578,399 shares at exercise prices ranging $1.59-$3.19 were outstanding under the Mediamatics plans with a weighted-average exercise price of $2.27 and weighted-average remaining contractual life of 6.5 years.
     National has a director stock option plan first approved in fiscal 1998 authorizing the grant of up to 1,000,000 shares of common stock to the Company's eligible nonemployee directors. Options were granted automatically upon approval of the plan by stockholders and are granted automatically to eligible directors upon their appointment to the Board and subsequent election to the Board by the stockholders. Director stock options vest in full after six months. As of May 31, 1998, options to purchase 80,000 shares of common stock had been granted under the director stock plan with a weighted-average exercise price of $39.02 and weighted-average remaining contractual life of 9.4 years.
     In connection with his retirement in May 1995, a former chairman of the Company was granted an option to purchase 300,000 shares of the Company's common stock at $27.875 per share. The option was granted outside the Company's stock option plans at the market price on the date of grant, expires ten years and one day after grant and becomes exercisable ratably over a four-year period.
     National has an employee stock purchase plan which authorizes the issuance of up to 19,950,000 shares of common stock in quarterly offerings to eligible employees at a price which is equal to 85 percent of the lower of the common stock's fair market value at the beginning and end of a quarterly period. National also has an employee stock purchase plan available to employees at international locations, which authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees in amounts related to their basic annual compensation at a price equal to 85 percent of the lower of its fair market value at the beginning and end of a quarterly period. Unlike stock purchased under the U.S. stock purchase plan, the stock purchased under the global stock purchase plan for the account of an employee can be held by a fiduciary in an offshore trust, which allows employees located in countries that do not permit direct stock ownership to participate in a Company stock plan. In addition, the participant's employing company is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.
     Changes in options outstanding under options granted by the Company during fiscal 1998, 1997 and 1996, whether under the option or purchase plan or otherwise (but excluding the ComCore and Mediamatics options), were as follows:

                            Number of Shares     Weighted Average
                             (In Millions)        Exercise Price
                             -------------        --------------

Outstanding May 28, 1995          13.9               $ 11.53
    Granted                        4.8               $ 27.44
    Exercised                     (3.1)              $  6.66
    Cancelled                     (1.3)              $ 24.22
                                  -----
Outstanding at May 26, 1996       14.3               $ 16.65
    Granted                        8.7               $ 17.45
    Exercised                     (3.5)              $ 29.04
    Cancelled                     (2.5)              $ 21.40
                                  -----
Outstanding May 25, 1997          17.0               $ 17.67
    Granted                        9.9               $ 30.48
    Exercised                     (2.5)              $ 31.70
    Cancelled                     (2.4)              $ 25.48
                                  -----
Outstanding at May 31, 1998       22.0               $ 23.28
                                  =====

Expiration dates for options outstanding at May 31, 1998 range from July 19, 1998 to April 27, 2008.

The following tables summarize information about options outstanding under these plans (excluding the ComCore and Mediamatics options) at May 31, 1998:

                                         Outstanding Options
                           ------------------------------------------
                                             Weighted
                                             Average         Weighted
                              Number         Remaining        Average
                             of Shares    Contractual Life   Exercise
Range of Exercise Prices   (In Millions)     (In Years)       Price
------------------------   -------------     ----------       -----

$0.50-$2.81                     0.1              2.8         $ 1.52
$2.87-$3.75                     0.1              2.7         $ 3.42
$4.38-$6.50                     1.3              2.6         $ 4.49
$7.00-$9.39                     0.1              3.1         $ 8.56
$11.38-$17.00                   6.1              7.4         $15.38
$17.13-$25.69                   3.7              8.0         $22.18
$25.81-$37.58                  10.3              8.7         $30.58
$39.39-$54.39                   0.3              8.0         $44.12
     Total                     22.0              7.8         $23.28

                                   Options Exercisable
                               --------------------------
                                                Weighted
                                  Number        Average
                                of Shares       Exercise
Range of Exercise Prices       (In Millions)     Price
------------------------       -------------    -------

$0.50-$2.81                         0.1         $ 1.52
$2.87-$3.75                         0.1         $ 3.42
$4.38-$6.50                         1.3         $ 4.49
$7.00-$9.39                         0.1         $ 8.56
$11.38-$17.00                       2.8         $15.25
$17.13-$25.69                       1.4         $21.40
$25.81-$37.58                       1.4         $28.41
$39.39-$54.39                       0.1         $46.99
     Total                          7.3         $17.09

Under the terms of the stock purchase plan and the global stock purchase plan, the Company issued 1.1 million shares in fiscal 1998, 1.4 million shares in fiscal 1997 and 1.5 million shares in fiscal 1996 to employees for $23.4 million, $20.8 million and $24.2 million, respectively.

     Under the stock option and purchase plans, 3.8 million shares of common stock were issued during fiscal 1998. As of May 31, 1998, 44.9 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the Company, including shares available for future option grants.
     As a consequence of the significant decrease in the market price of the Company's common stock in the fourth quarter of fiscal 1998, the Stock Option and Compensation Committee of the Board of Directors approved an option reissuance grant for employees on June 29, 1998. The Company's President and Chief Executive Officer and Executive Staff members were excluded from the reissuance grant. Under the reissuance grant, each employee is able to exchange those options outstanding as of June 29, 1998, which were previously granted in plans that permit reissuance grants, for new options to purchase the same number of shares of the Company's common stock at $13.875 per share. Vesting on the reissuance grants will restart as of June 29, 1998. The options vest over a four-year period with the first vesting on June 29, 1999 and thereafter, ratably over the remaining three years. The Company believes that this action ensures that options previously granted provide a meaningful incentive to its employees. Options to purchase approximately 9.1 million shares are subject to reissuance, most of which were granted in fiscal 1998. The effect of this reissuance grant is not reflected in the foregoing tables.

Other Stock Plans

National has a director stock plan which authorizes the issuance of up to 200,000 shares of the Company's common stock to eligible nonemployee directors of the Company. The common stock is issued automatically to eligible new directors upon their appointment to the Board and to all eligible directors on their subsequent election to the Board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock which is issued under the director stock plan. As of May 31, 1998, 46,086 shares had been issued under the director stock plan and 153,914 shares were reserved for future issuances.
     National also has a performance award plan covering performance cycles of three to five years. Although the Company has discontinued new awards under the plan beginning in fiscal 1997, performance cycles begun in fiscal 1995 and 1996 are not yet completed. The plan authorizes the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Performance plan cycles are three to five years depending on specific performance measurements, and the earliest a payout can occur is the third year of a performance plan cycle. Participants are limited to a small group of senior executives and the last performance cycle started in fiscal 1996. No shares were issued under the performance award plan during fiscal 1998. The Company issued 81,666 shares in fiscal 1997 in the second payout under the plan and issued 111,990 shares in fiscal 1996 in the first payout under the plan. As of May 31, 1998, 806,344 shares were reserved for future issuances. Expense recorded in fiscal 1997 and 1996 under the plan was not material.
     The Company adopted a restricted stock plan in fiscal 1996, which authorizes the issuance of up to 2.0 million shares of the Company's common stock to nonofficer employees of the Company. The plan has been made available to a limited group of employees with technical expertise considered important to the Company. During fiscal 1998 and 1997, 21,000 and 657,500 shares, respectively, were issued under the restricted stock plan, with restrictions expiring for 50 percent of the shares issued to each participant three years after issuance and restrictions expiring for the remainder of the shares six years after issuance. Based upon the market value on the dates of issuance, the Company recorded $0.7 million and $11.7 million of unearned compensation during fiscal 1998 and 1997, respectively, included as a separate component of shareholders' equity to be amortized to operations ratably over the respective restriction periods. No shares were issued under the restricted stock plan in fiscal 1996. As of May 31, 1998, 1,428,500 shares were reserved for future issuances.
     In May 1996, the Company issued 200,000 shares of restricted stock to Brian L. Halla, the Company's newly hired President and Chief Executive Officer. These shares were not issued under the restricted stock plan and have restrictions that expire annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity to be amortized to operations over the respective vesting period. Compensation expense for fiscal 1998 and 1997 related to all shares of restricted stock was $14.5 million and $4.9 million, respectively. Compensation expense was immaterial for fiscal 1996. At May 31, 1998, the weighted-average grant date fair value and weighted-average contractual life for outstanding shares of restricted stock was $18.03 and 8.2 years, respectively.
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method contained in SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 1998, 1997 and 1996 was $14.22, $7.42 and $10.45 per share, respectively. The weighted-average fair value of shares granted under the stock purchase plans was $12.60, $5.07 and $4.88 for fiscal 1998, 1997 and 1996. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for fiscal 1998, 1997 and 1996:

                                     1998         1997         1996
                                     ----         ----         ----
     Stock Option Plans
          Expected life (in years)    4.4          4.4          4.4
          Expected volatility          50%          48%          48%
          Risk free interest rate     5.5%         6.2%         6.2%

     Stock Purchase Plans
          Expected life (in years)    0.3          0.3        0.3-1.1
          Expected volatility          53%          53%          53%
          Risk free interest rate     5.4%         5.6%         5.6%

     For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The Company's pro forma information follows:

(In Millions, Except Per Share Amounts)     1998       1997       1996
                                            ----       ----       ----
Net income (loss)  - as reported         $ (98.6)    $   1.6    $ 201.0
Net income (loss) - pro forma            $(134.1)    $ (20.5)   $ 190.9
Basic earnings (loss) per share -
  as reported                            $ (0.60)    $  0.01    $  1.35
Basic earnings (loss) per share -
  pro forma                              $ (0.82)    $ (0.13)   $  1.32
Diluted earnings (loss) per share -
  as reported                            $ (0.60)    $  0.01    $  1.30
Diluted earnings (loss) per share -
  pro forma                              $ (0.82)    $ (0.13)   $  1.24

     The effects on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures of future years. Because SFAS No. 123 is applicable only to options granted subsequent to May 28, 1995, the pro forma effects will not be fully reflected until approximately fiscal 2000.

Note 10. Retirement and Pension Plans

National's Retirement and Savings Program for U.S. employees consists of three plans as follows:
     The Profit Sharing Plan requires Company contributions of the greater of 5 percent of consolidated net earnings before income taxes or 1 percent of payroll (as defined by the plan). Contributions are made 25 percent in National's common stock and 75 percent in cash. Total shares contributed under the Profit Sharing Plan during fiscal 1998 were 74,651. As of May 31, 1998, 1.46 million shares of common stock were reserved for future Company contributions.
     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching Company contributions. Contributions are invested in one or more of eleven investment funds at the discretion of the employee. One of the investment funds is a Company stock fund in which contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the Company has not issued any stock directly to the stock fund.
     The Benefit Restoration Plan allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The Benefit Restoration Plan is a nonqualified and unfunded plan of deferred compensation and the Company credits accounts maintained under it with interest earnings each quarter.
     Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:

(In Millions)                            1998       1997       1996
                                         ----       ----       ----
Profit sharing plan                     $ 5.1      $ 9.9      $13.0

Salary deferral "401(k)" plan           $ 9.4      $10.6      $11.3

Non-U.S. pension and retirement plans   $12.9      $ 7.6      $ 7.0

     The Company's defined benefit pension plans, which are primarily maintained in the U.K. and Germany, cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of credited service as specified under the terms of each country's plan. The Company's funding policy is consistent with the local requirements of each country. The plans' assets consist primarily of U.S. and foreign equity securities, bonds, property and cash.

Net annual periodic pension cost of the plans is presented in the following table:

(In Millions)                             1998       1997       1996
                                          ----       ----       ----

Service cost of benefits earned
  during the year                         $3.9       $4.6       $4.3
Interest cost on projected benefit
  obligation                               3.6        4.3        3.7
Actual return on plan assets              (9.1)      (2.6)      (3.9)
Net amortization and deferral              7.3       (2.5)      (0.4)
                                          -----      -----      -----
Net periodic pension cost                 $5.7       $3.8       $3.7
                                          =====      =====      =====

The funded status of the plans at fiscal year-end is presented in the following table:

(In Millions)                             1998       1997
                                          ----       ----
Actuarial present value of benefit
  obligations:

    Vested benefit obligation             $75.5     $44.0
                                          =====     =====
    Accumulated benefit obligation        $77.1     $46.2
                                          =====     =====
    Projected benefit obligation          $81.1     $53.7

Plan assets at fair value                  47.9      33.1
                                          -----     -----
Projected benefit obligation in excess of
  plan assets                              33.2      20.6
Unrecognized net loss                     (16.8)     (7.0)
Unrecognized net transition obligation      2.9       3.0
Adjustment to recognize minimum liability  12.5         -
                                          -----     -----
Accrued pension cost                      $31.8     $16.6
                                          =====     =====

The projected benefit obligation was determined using the following assumptions:

                                          1998             1997
                                          ----             ----

Discount rate                             6.5%-7.0%        6.5%-8.0%
Rate of increase in compensation levels   3.5%-4.5%        3.5%-6.0%
Expected long-term return on assets       9.0%             9.0%

At May 31, 1998, the Company recorded an additional minimum liability of $12.5 million related to one of its defined benefit plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was primarily attributable to a reduction in the assumed discount rate combined with the effect of fixed rate increases in benefits under the terms of the plan in excess of current inflation rates. The corresponding offset was recorded as a reduction to shareholder's equity.

Note 11.  Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment under operating lease arrangements that expire at various times through the year 2025. Rental expenses under operating leases were $36.9 million, $47.6 million and $42.1 million in fiscal 1998, 1997 and 1996, respectively.

Future minimum commitments under noncancelable operating leases are as follows:

                                   (In Millions)
                                    -----------
                1999                    32.0
                2000                    26.9
                2001                    19.6
                2002                    14.8
                2003                    11.1
                Thereafter              34.1
                                      ------
                Total                 $138.5
                                      ======

     In connection with the Fairchild transaction in fiscal 1997, Fairchild and the Company entered into a manufacturing agreement whereby the Company committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction based on specified wafer prices, which the Company believes approximate market prices. Future annual minimum purchases remaining under the agreement are $90.0 million and $80.0 million for fiscal 1999 and 2000, respectively. An additional $60.0 million in purchases may be made at any time over the 39-month period as agreed upon by the parties. During fiscal 1998 and 1997, the Company's total purchases under the agreement were $155.0 million and $30.3 million, respectively. The Company also has certain continuing obligations arising from the Fairchild transaction that include providing certain transition services to Fairchild and indemnification for certain environmental and legal matters. The Company believes it has adequately provided for these obligations and it currently believes that the ultimate impact of these obligations will not have a material adverse impact on the Company's consolidated financial position or consolidated results of operations.
     Cyrix has manufacturing agreements with International Business Machines Corporation ("IBM"), which provide for IBM's Microelectronics division to manufacture wafers of Cyrix-designed products for sale to Cyrix through December 1999 at defined prices. Under the terms of one of the agreements, Cyrix is responsible for the production costs of a minimum quantity of products regardless of the number of products actually ordered by the Company. Future annual minimum purchases remaining under the agreement are $70.0 million in fiscal 1999 and $40.8 million in fiscal 2000. Total purchases under the agreements were $130.7 million, $80.3 million and $33.8 million during fiscal 1998, 1997 and 1996, respectively.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period and the alleged underpayment was reduced in a similar action in April 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed an administrative petition for relief in October 1991 and a supplemental petition for relief in October 1994. The Assistant Commissioner of Customs issued a decision in March 1998, which left the alleged underpayment at approximately $3.6 million. Although the Company may consider an administrative settlement of the matter, it intends to continue to contest the assessment through all available means if a favorable settlement cannot be achieved. In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company and demanded repayment of accelerated drawback previously paid to the Company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the Company contesting the denied drawback claims. In order to obtain judicial review, the Company paid the denied drawback and associated interest totaling $5.2 million and filed summonses in the Court of International Trade seeking a refund.
     The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California, site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan. The Company has been sued by Advanced Micro Devices, Inc. ("AMD"), which seeks recovery of cleanup costs AMD has incurred in the Santa Clara area under the RWQCB orders for contamination AMD alleges was originally caused by the Company.
     In connection with the Company's disposition in fiscal 1996 of the DCI assets and business, the Company retained responsibility for environmental claims connected with DCI's Santa Clara, California, operations and for environmental claims arising from National's conduct of the DCI business prior to the disposition. With respect to environmental matters involved in the Fairchild disposition, the Company agreed to retain liability for current remediation projects and environmental matters arising from National's prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. The Company prepaid to Fairchild the estimated costs of the remediation and cleanup and remains responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
     In addition to the Santa Clara site, the Company has been designated as a potentially responsible party ("PRP") by federal and state agencies with respect to certain sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal 1998, 1997 and 1996.
     The Company is engaged in tax litigation with the IRS and the Company's tax returns for certain years are under examination in the U.S. and Malaysia (See Note 7). In addition to the foregoing, National is a party to other suits and claims that arise in the normal course of business.
     With respect to the proceedings noted above, based on current expectations, the Company does not believe that there is a reasonable possibility that losses associated with the proceedings exceeding amounts already recognized will be incurred in an amount that would be material to the Company's consolidated financial position or consolidated results of operations.

Note 12.  Industry and Geographic Segment Information

The Company operates in one industry segment and is engaged in the design, development, manufacture and marketing of a wide variety of semiconductor products, including analog integrated circuits, digital integrated circuits, mixed analog and digital circuits, microprocessors, microcontrollers, hybrid circuits, subsystems, electronic packaging and miscellaneous services and supplies for the semiconductor industry and original equipment manufacturers. National operates in three main geographic areas. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Europe and the Asia Pacific region (including Japan) in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture. It is, therefore, not meaningful to present operating profit by geographic area.
     National conducts a substantial portion of its operations outside of the U.S. and is subject to risks associated with non-U.S. operations, such as political risks, currency controls and fluctuations, tariffs, import controls and air transportation.

                                           Asia
                                          Pacific    Elim &     Consol-
(In Millions)          Americas   Europe   Region   Corporate    idated
                       --------   ------   ------   ---------    ------
1998
Sales to unaffiliated
  customers            $1,101.1  $ 604.5  $ 831.1   $      -   $2,536.7
Transfers between
  geographic areas        783.7    119.0    446.0    (1,348.7)       -
                       --------  -------  --------  ---------- --------
Total sales            $1,884.8  $ 723.5  $1,277.1  $(1,348.7) $2,536.7
                       ========  =======  ========  ========== ========
Total assets           $1,786.7  $ 201.9  $ 654.5   $   457.6  $3,100.7
                       ========  =======  ========  ========== ========
1997
Sales to unaffiliated
  customers            $1,250.0  $ 586.8   $ 847.6   $      -   $2,684.4
Transfers between
  geographic areas        459.6     98.0     797.2    (1,354.8)       -
                       --------  -------   --------  ---------- --------
Total sales            $1,709.6  $ 684.8  $1,644.8   $(1,354.8) $2,684.4
                       ========  =======  ========   ========== ========
Total assets           $1,672.0  $ 235.3  $  580.5   $   723.0  $3,210.8
                       ========  =======  ========   ========== ========
1996
Sales to unaffiliated
  customers            $1,308.9  $ 641.3  $  883.2   $      -   $2,833.4
Transfers between
  geographic areas        522.2    119.6     755.2    (1,397.0)       -
                       --------  -------  --------   ---------- --------
Total sales            $1,831.1  $ 760.9  $1,638.4   $(1,397.0) $2,833.4
                       ========  =======  ========   ========== ========
Total assets           $1,526.2  $ 249.7  $  704.9   $   430.5  $2,911.3
                       ========  =======  ========   ========== ========


Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                 1998     1997     1996
                                              ----     ----     ----
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                            $34.8    $34.7    $25.7
  Interest payment on tax settlements         $ 0.1    $  -     $18.3
  Income taxes                                $12.0    $ 4.1    $34.3


(In Millions)                                   1998     1997     1996
                                                ----     ----     ----
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans   $  2.5   $  3.2    $  4.3
Tax benefit for employee stock option plans    $ 17.5   $ 18.6    $ 17.6
Retirement of treasury stock                   $   -    $   -     $118.6
Change in unrealized gain on available-for-sale
  securities                                   $  4.2   $  3.9    $  8.9
Unearned compensation charge relating
  to restricted stock issuance                 $  0.7   $ 11.7    $  3.3
Issuance of convertible subordinated promissory
  notes in connection with ComCore acquisition $ 15.0   $   -     $   -
Fair value of stock options assumed in
  ComCore acquisition                          $  4.3   $   -     $   -
Issuance of common stock in connection with
  Mediamatics acquisition                      $   -    $ 97.5    $   -
Unearned compensation charge relating to
  Mediamatics acquisition                      $   -    $ 32.7    $   -
Amortization of unearned compensation          $ 14.5   $  4.9    $   -
Restricted stock cancellation                  $  0.9   $  0.8    $   -
Promissory note from Fairchild in connection with
  the disposition of the Fairchild businesses  $   -    $ 65.0    $   -
Minimum pension liability                      $ 12.5   $   -     $   -


Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 1998 and 1997:

(In Millions,                     First     Second    Third     Fourth
 Except Per Share Amounts)        Quarter   Quarter   Quarter   Quarter
                                  -------   -------   -------   -------
1998
Net sales                        $ 656.7   $ 719.9   $ 650.1   $ 510.0
Gross margin                     $ 260.4   $ 283.5   $ 236.1   $ 105.0
Net income (loss)                $  62.6   $  28.9   $  22.3   $(212.4)
========================================================================
Basic earnings (loss) per share  $  0.39   $  0.18   $  0.14   $ (1.29)
========================================================================
Weighted average common shares
  outstanding used in basic
  earnings per share               162.3     163.7     164.5     165.2
========================================================================
Diluted earnings (loss)
  per share                      $  0.38   $  0.17   $  0.13   $ (1.29)
========================================================================
Weighted average common and
  potential common shares
  outstanding used in diluted
  earnings per share               165.9     169.3     167.3     165.2
========================================================================
Common stock price - high        $ 37.56   $ 42.88   $ 35.63   $ 24.56
Common stock price - low         $ 26.13   $ 31.00   $ 21.50   $ 15.75
========================================================================
1997
Net sales                        $ 615.3   $ 686.6   $ 712.0   $ 670.5
Gross margin                     $ 195.1   $ 246.8   $ 292.1   $ 277.9
Net income (loss)                $(205.7)  $  26.1   $ 200.2   $ (19.0)
========================================================================
Basic earnings (loss)
  per share                      $ (1.34)  $  0.17   $  1.28   $ (0.12)
========================================================================
Weighted average common shares
outstanding used in basic
earnings per share                 153.6     155.0     156.2     159.5
========================================================================
Diluted earnings (loss)
  per share                      $ (1.34)  $  0.17   $  1.20   $ (0.12)
========================================================================
Weighted average common and
  potential common shares
  outstanding used in diluted
  earnings
  per share                        153.6     157.5     168.6     159.5
========================================================================
Common stock price - high         $16.75    $23.88    $27.75    $32.25
Common stock price - low          $13.00    $15.25    $22.75    $21.63
========================================================================

     The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 31, 1998, there were approximately 11,878 holders of the Company's common stock.


                         INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

     We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 31, 1998 and May 25, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended May 31, 1998. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 31, 1998 and May 25, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                            KPMG PEAT MARWICK LLP



Mountain View, California
June 10, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.


                                 PART III
                                 --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 1998 annual meeting of shareholders to be held on or about September 25, 1998 and which will be filed in definitive form pursuant to Regulation 14a on or about August 20, 1998 (hereinafter "1998 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1998 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1998 Proxy Statement is incorporated herein by reference.


                                   PART IV
                                   -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                        Pages in
(a)1.  Financial Statement                            this document
--------------------------                            -------------
For the three years ended May 31, 1998-                    29
   refer to Index in item 8

Independent Auditors' Report                               59
(a) 2.  Financial Statement Schedules
-------------------------------------
Schedule II - Valuation and Qualifying Accounts            63

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

(a)3.  Exhibits
---------------
The exhibits listed in the accompanying Index to Exhibits on pages 67 to 70 of this report are filed or incorporated by reference as part of this report.


NATIONAL SEMICONDUCTOR CORPORATION

             SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                               (In Millions)

                       Deducted from receivables
                  in the consolidated balance sheets

                                  Doubtful     Returns and
Description                       Accounts     Allowances     Total


Balances at May 28, 1995          $  3.5       $  33.7       $  37.2
Additions charged against revenue    0.1         234.5         234.6
Additions (Deductions)                -         (232.4)       (232.4)
                                  ------       --------      --------
Balances at May 26, 1996             3.6          35.8          39.4
Additions charged against revenue    3.7         240.5         244.2
Additions (Deductions)              (3.2)(1)    (239.0)       (242.2)
                                  ------       --------      --------
Balances at May 25, 1997             4.1          37.3          41.4
Additions charged against revenue    5.4         214.0         219.4
Additions (Deductions)              (0.6)(1)    (209.9)       (210.5)
                                  ------       --------      --------
Balances at May 31, 1998          $  8.9       $  41.4       $  50.3
                                  ======       ========      ========


-----------------------------------------

(1)     Doubtful accounts written off, less recoveries.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL SEMICONDUCTOR CORPORATION

Date: August 3, 1998                    By:    /S/  BRIAN L. HALLA*
                                        Brian L. Halla
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 3rd day of August 1998.

Signature                             Title


/S/ BRIAN L. HALLA*                   Chairman of the Board, President
    ---------------
    Brian L. Halla                    and Chief Executive Officer
                                      (Principal Executive Officer)

/S/ DONALD MACLEOD                    Executive Vice President, Finance
    --------------
    Donald Macleod                    and Chief Financial Officer
                                      (Principal Financial Officer)

/S/ RICHARD D. CROWLEY, JR. *          Vice President and Controller
    -------------------------
    Richard D. Crowley, Jr.           (Principal Accounting Officer)

/S/ GARY P. ARNOLD *                   Director
    ----------------
    Gary P. Arnold

/S/ ROBERT BESHAR *                    Director
    ---------------
    Robert Beshar

/S/ E. FLOYD KVAMME*                   Director
    ----------------
    E. Floyd Kvamme

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

/S/ DONALD E. WEEDEN *                 Director
    ------------------
    Donald E. Weeden

* By /S/ DONALD MACLEOD
         --------------
         Donald Macleod, Attorney-in-fact




                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55699, 33-55703, 33-55715, 33-
61381, 333-09957, 333-23477, 333-36733, 333-53801, and 333-57029 on Form
S-8, and Post Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 10, 1998, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 31, 1998, and May 25, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended May 31, 1998 and the related financial statement schedule, which report appears on page 59 of the 1998 Annual Report on Form 10-K of National Semiconductor Corporation.



                                           KPMG PEAT MARWICK LLP


Mountain View, California
August 3, 1998


                                INDEX TO EXHIBITS
                                  Item 14(a) (3)
The following documents are filed as part of this report:
1. Financial Statements: reference is made to the Financial Statements described under Part IV, Item 14(a) (1).
2. Other Exhibits:

Desig-
nation  Description of Exhibit

2.1 Agreement and Plan of Recapitalization between Sterling Holding Company, LLC and National Semiconductor Corporation(incorporated by reference from the Exhibits to the Company's Form 8-K dated March 11, 1997 filed March 26,1997).

2.2 Agreement and Plan of Merger by and among National Semiconductor Corporation, Nova Acquisition Corporation and Cyrix Corporation dated as of July 28, 1997 (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

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

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-57029 which became effective June 17,
        1998).

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5,
        1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to the Company's Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995). Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to the Company's Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997).

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

4.5 Form of Note (incorporated by reference from the Exhibits to the Company's Registration Statement on From S-3 Registration
        No.33-63649, which became effective November 6, 1995).

4.6 Indenture dated as of May 28, 1996 between Cyrix Corporation ("Cyrix") and Bank of Montreal Trust Company as Trustee
        (incorporated by reference from the Exhibits to Cyrix's
        Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

4.7 Registration Rights Agreement dated as of May 28, 1996 between Cyrix and Goldman, Sacks & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22,
        1996).

10.1 Agreements related to the Fairchild Semiconductor disposition entered into between National Semiconductor Corporation and Fairchild Semiconductor Corporation: Asset Purchase Agreement, Transition Services Agreement, Fairchild Assembly Services Agreement, National Assembly Services Agreement, Fairchild Foundry Services Agreement, National Foundry Services Agreement, Mil Aero Wafer and Services Agreement. (each Agreement incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ending February 23, 1997 filed April 9, 1997).

10.2     Stock Option Agreement between National Semiconductor
         Corporation and Cyrix Corporation (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

10.3     Management Contract or Compensatory Plan or Arrangement:
         Executive Officer Incentive Plan (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 30, 1994 filed on August 10, 1994). 1998 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended August 24, 1997 filed October 6, 1997).

10.4 Management Contract or Compensatory Plan Agreement: Stock Option Plan, as amended through April 26, 1998 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-57029, which became effective June 17, 1998).

10.5     Management Contract or Compensatory Plan or Arrangement:
         Benefit Restoration Plan as amended on April 17, 1997 through September 1, 1996 (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

10.6     Management Contract or Compensatory Plan or Arrangement:
         Agreement with Peter J. Sprague dated May 17, 1995 (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 28, 1995 filed July 27,
         1995). Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28,
         1995).

10.7     Management Contract or Compensatory Plan or Arrangement:
         Director Stock Plan as amended through June 26, 1997
         (incorporated by reference from the Exhibits to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held September 26, 1997 filed August 12, 1997).

10.8     Management Contract or Compensatory Plan or Arrangement:
         Director Stock Option Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-36733, which became effective September 30, 1997).

10.9     Management Contract or Compensatory Plan or Arrangement:
         Performance Award Plan (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 33-55699 which became effective September 30,
         1994).

10.10     Management Contract or Compensatory Plan or Arrangement:
          Consulting Agreement with Harry H. Wetzel (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 29, 1994 filed July 28, 1994).

10.11      Management Contract or Compensatory Plan or Arrangement:
          Preferred Life Insurance Program (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 29, 1994 filed July 28, 1994).

10.12     Management Contract or Compensatory Plan or Arrangement:
          Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to the Company's 10-K filed for the fiscal year ended May 28, 1995 filed July 27, 1995).

10.13 Management Contract or Compensatory Plan or Arrangement: Terms of Employment Offered Brian L. Halla (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996).

10.14     Management Contract Compensatory Plan or Arrangement:
          Restricted Stock Agreement with Brian L. Halla (incorporated by reference from the Exhibits to the Company's Registration Statement No. 333-09957, which became effective August 12,
          1996).

10.15 Management Contract or Compensatory Plan or Agreement: Long Term Disability Coverage Plan Summary, National Semiconductor Corporate Executive Staff (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended August 24, 1997 filed October 6, 1997).

10.16 Management Contract or Compensatory Plan or Agreement: Long Term Disability Plan Summary, National Semiconductor Executive Employees (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended August 24, 1997 filed October 6, 1997).

10.17     Management Contract or Compensatory Plan or Agreement:
          Agreement with Kevin C. McDonough (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended March 1, 1998 filed April 3, 1998).

10.18 Management Contract or Compensatory Plan or Agreement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company.

10.19 Management Contract or Compensatory Plan or Agreement: Cyrix Corporation 1988 Incentive Stock Plan (incorporated by reference from the exhibits to the Post Effective Amendment No. 1 on Form S-8 to Form S-4 Registration No. 333-38033-01, which became effective November 18, 1997).

11.0     Calculation of Earnings Per Share - Assuming Full Dilution

21.0     List of Subsidiaries.

23.0     Consent of Independent Auditors (included in Part IV).

24.0     Power of Attorney.

27.0     Financial Data Schedule.

Exhibit 10.18

                            CHANGE OF CONTROL
                           EMPLOYMENT AGREEMENT

     AGREEMENT by and between National Semiconductor Corporation, a Delaware corporation (the "Company") and ________________ (the
"Executive"), dated as of the 24th day of April, 1998.

     The Board of Directors of the Company (the "Board") has determined that it is in the best interests of the Company and its stockholders to assure that the Company will have the continued dedication of the Executive, notwithstanding the possibility, threat or occurrence of a Change of Control (as defined below) of the Company. The Board believes it is imperative to diminish the inevitable distraction of the Executive by virtue of the personal uncertainties and risks created by a pending or threatened Change of Control and to encourage the Executive's full attention and dedication to the Company currently and in the event of any threatened or pending Change of Control, and to provide the Executive with compensation and benefits arrangements upon a Change of Control which ensure that the compensation and benefits expectations of the Executive will be satisfied and which are competitive with those of other corporations. Therefore, in order to accomplish these objectives the Board has caused the Company to enter into this Agreement.

NOW, THEREFORE, IT IS HEREBY AGREED AS FOLLOWS:

     1. Certain Definitions. (a) The "Effective Date" shall mean the first date during the Change of Control Period (as defined in Section l(b)) on which a Change of Control (as defined in Section 2) occurs. Anything in this Agreement to the contrary notwithstanding, if a Change of Control occurs and if the Executive's employment with the Company is terminated prior to the date on which the Change of Control occurs, and if it is reasonably demonstrated by the Executive that such termination of employment (i) was at the request of a third party who has taken steps reasonably calculated to effect a Change of Control or (ii) otherwise arose in connection with or anticipation of a Change of Control, then for all purposes of this Agreement the "Effective Date" shall mean the date immediately prior to the date of such termination of employment.

          (b) The "Change of Control Period" shall mean the period commencing on the date hereof and ending on the third anniversary of the date hereof; provided, however, that commencing on the date one year after the date hereof, and on each annual anniversary of such date (such date and each annual anniversary thereof shall be hereinafter referred to as the "Renewal Date"), unless previously terminated, the Change of Control Period shall be automatically extended so as to terminate three years from such Renewal Date, unless at least 60 days prior to the Renewal Date the Company shall give notice to the Executive that the Change of Control Period shall not be so extended.

     2. Change of Control. For the purpose of this Agreement, a "Change of Control" shall mean:

          (a) The acquisition by any individual, entity or group (within the meaning of Section 13 (d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) (a "Person") of beneficial ownership (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 20% or more of either (i) the then outstanding shares of common stock of the Company (the "Outstanding Company Common Stock") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that for purposes of this subsection (a), the following acquisitions shall not constitute a Change of Control: (i) any acquisition directly from the Company, (ii) any acquisition by the Company, (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company or (iv) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and
(iii) of subsection (c) of this Section 2; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board; or

          (c) Consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company or the acquisition of assets of another corporation (a "Business Combination"), in each case, unless, following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Stock and Outstanding Company Voting Securities immediately prior to such Business Combination beneficially own, directly or indirectly, more than 60% of, respectively, the then outstanding shares of common stock and the combined voting power of the then outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Business Combination (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or through one or more subsidiaries) in substantially the same proportions as their ownership, immediately prior to such Business Combination, of the Outstanding Company Common Stock and Outstanding Company Voting Securities, as the case may be, (ii) no Person (excluding any. corporation resulting from such Business Combination or any employee benefit plan (or related trust) of the Company or any corporation resulting from such Business Combination) beneficially owns, directly or indirectly, 20% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such Business Combination or .the combined voting power of the then outstanding voting securities of such corporation except to the extent that such ownership existed prior to the Business Combination and (iii) at least a majority of the members of the board of directors of the corporation resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or of the action of the Board, providing for such Business Combination; or

          (d) Approval by the shareholders of the Company of a complete liquidation or dissolution of the Company.

     3. Employment Period. The Company hereby agrees to continue the Executive in its employ, and the Executive hereby agrees to remain in the employ of the Company subject to the terms and conditions of this Agreement, for the period commencing on the Effective Date and ending on the third anniversary of such date (the "Employment Period").

4.  Terms of Employment.  (a) Position and Duties.

          (i) During the Employment Period, (A) the Executive's position (including status, offices, titles and reporting requirements), authority, duties and responsibilities shall be at least commensurate in all material respects with the most significant of those held, exercised and assigned to the Executive at any time during the 120-day period immediately preceding the Effective Date and (B) the Executive's services shall be performed at the location where the Executive was employed immediately preceding the Effective Date or any office or location less than 35 miles from such location.

          (ii) During the Employment Period, and excluding any periods of vacation and sick leave to which the Executive is entitled, the Executive agrees to devote reasonable attention and time during normal business hours to the business and affairs of the Company and, to the extent necessary to discharge the.responsibilities assigned to the Executive hereunder, to use the Executive's reasonable best efforts to
perform faithfully and efficiently such responsibilities.   During the
Employment Period it shall not be a violation of this Agreement for the Executive to (A) serve on corporate, civic or charitable boards or committees, (B) deliver lectures, fulfill speaking engagements or teach at educational institutions and (C) manage personal investments, so long as such activities do not significantly interfere with the performance of the Executive's responsibilities as an employee of the Company in accordance with this Agreement. It is expressly understood and agreed that to the extent that any such activities have been conducted by the Executive prior to the Effective Date, the continued conduct of such activities (or the conduct of activities similar in nature and scope thereto) subsequent to the Effective Date shall not thereafter be deemed to interfere with the performance of the Executive's responsibilities to the Company.

          (b) Compensation. (i) Base Salary. During the Employment Period, the Executive shall receive an annual base salary ("Annual Base Salary"), which shall be paid at a monthly rate, at least equal to twelve times the highest monthly base salary paid or payable, including any base salary which has been earned but deferred, to the Executive by the Company and its affiliated companies in respect of the twelve-month period immediately preceding the month in which the Effective Date occurs. During the Employment Period, the Annual Base Salary shall be reviewed no more than 12 months after the last salary increase awarded to the Executive prior to the Effective Date and thereafter at least annually. Any increase in Annual Base Salary shall not serve to limit or reduce any other obligation to the Executive under this Agreement. Annual Base Salary shall not be reduced after any such increase and the term Annual Base Salary as utilized in this Agreement shall refer to Annual Base Salary as so increased. As used in this Agreement, the term "affiliated companies" shall include any company controlled by, controlling or under common control with the Company.

          (ii) Annual Bonus. In addition to Annual Base Salary, the Executive shall be awarded, for each fiscal year ending during the Employment Period, an annual bonus (the "Annual Bonus") in cash at least equal to the Executive's highest bonus under the Company's Executive Office Incentive Plan or any.comparable bonus under any predecessor or successor plan, for the last three full fiscal years prior to the Effective Date (annualized in the event that the Executive was not employed by the Company for the whole of such fiscal year) (the "Recent Annual Bonus"). Each such Annual Bonus shall be paid no later than the end of the third month of the fiscal year next following the fiscal year for which the Annual Bonus is awarded, unless the Executive shall elect to defer the receipt of such Annual Bonus.

          (iii) Incentive, Savings and Retirement Plans. During the Employment Period, the Executive shall be entitled to participate in all incentive, stock option, savings and retirement plans, practices, policies and programs applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with incentive opportunities (measured with respect to both regular and special incentive opportunities, to the extent, if any, that such distinction is applicable), savings opportunities and retirement benefit opportunities, in each case, less favorable, in the aggregate, than the most favorable of those provided by the Company and its affiliated companies for the Executive under such plans, practices, policies and programs as in effect at any time during the 120-day period immediately preceding the Effective Date or if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (iv) Welfare Benefit Plans. During the Employment Period, the Executive and/or the Executive's family, as the case may be, shall be eligible for participation in and shall receive all benefits under welfare benefit plans, practices, policies and programs provided by the Company and its affiliated companies (including, without limitation, medical, prescription, dental, disability, salary continuance, employee life, group life, accidental death and travel accident insurance plans and programs) to the extent applicable generally to other peer executives of the Company and its affiliated companies, but in no event shall such plans, practices, policies and programs provide the Executive with benefits which are less favorable, in the aggregate, than the most favorable of such plans, practices, policies and programs in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, those provided generally at any time after the Effective Date to other peer executives of the Company and its affiliated companies.

          (v) Expenses. During the Employment Period, the Executive shall be entitled to receive prompt reimbursement for all reasonable expenses incurred by the Executive in accordance with the most favorable policies, practices and procedures of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vi) Fringe Benefits. During the Employment Period, the Executive shall be entitled to fringe benefits, including, without limitation, tax and financial planning services and, if applicable, use of an automobile and payment of related expenses, in accordance with the most favorable plans, practices, programs and policies of the Company and its affiliated companies in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (vii) Office and Support Staff. During the Employment Period, the Executive shall be entitled to an office or offices of a size and with furnishings and other appointments, and to exclusive personal secretarial and other assistance, at least equal to the most favorable of the foregoing provided to the Executive by the Company and its affiliated companies at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as provided generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

          (viii) Vacation. During the Employment Period, the Executive shall be entitled to paid vacations in accordance with the most favorable plans, policies, programs and practices of the Company and its affiliated companies as in effect for the Executive at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies.

     5. Termination of Employment. (a) Death or Disability. The Executive's employment shall terminate automatically upon the Executive's death during the Employment Period. If the Company determines in good faith that Disability of the Executive has occurred during the Employment Period (pursuant to the definition of Disability set forth below), it may give to the Executive written notice in accordance with Section 12(b) of this Agreement of its intention to terminate the Executive's employment. In such event, the Executive's employment with the Company shall terminate effective on the 30th day after receipt of such notice by the Executive (the "Disability Effective Date"), provided that, within the 30 days after such receipt, the Executive shall not have returned to full-time performance of the Executive's duties. For purposes of this Agreement, "Disability" shall mean the absence of the Executive from the Executive's duties with the Company on a full-time basis for 180 consecutive business days as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a physician selected by the Company or its insurers and reasonably acceptable to the Executive or the Executive's legal representative.

          (b) Cause. The Company may terminate the Executive's employment during the Employment Period for Cause. For purposes of this Agreement, "Cause" shall mean:

          (i) the willful and continued failure of the Executive to perform substantially the Executive's duties with the Company or one of its affiliates (other than any such failure resulting from incapacity due to physical or mental illness), after a written demand for substantial performance is delivered to the Executive by the Board or the Chief Executive Officer of the Company which specifically identifies the manner in which the Board or Chief Executive Officer believes that the Executive has not substantially performed the Executive's duties, or

          (ii) the willful engaging by the Executive in illegal conduct or gross misconduct which is materially and demonstrably injurious to the Company.

For purposes of this provision, no act or failure to act, on the part of the Executive, shall be considered "willful" unless it is done, or omitted to be done, by the Executive in bad faith or without reasonable belief that the Executive's action or omission was in the best interests of the Company. Any act, or failure to act, based upon authority given pursuant to a resolution duly adopted by the Board or upon the instructions of the Chief Executive Officer or a senior officer of the Company or based upon the advice of counsel for the Company shall be conclusively presumed to be done, or omitted to be done, by the Executive in good faith and in the best interests of the Company. The cessation of employment of the Executive shall not be deemed to be for Cause unless and until there shall have been delivered to the Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-quarters of the entire membership of the Board at a meeting of the Board called and held for such purpose (after reasonable notice is provided to the Executive and the Executive is given an opportunity, together with counsel, to be heard before the Board), finding that, in the good faith opinion of the Board, the Executive is guilty of the conduct described in subparagraph (i) or (ii) above, and specifying the particulars thereof in detail.

          (c) Good Reason. The Executive's employment may be terminated by the Executive for Good Reason. For purposes of this Agreement, "Good Reason" shall mean:

          (i) the assignment to the Executive of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements), authority, duties or responsibilities as contemplated by Section 4(a) of this Agreement, or any other action by the Company which results in a diminution in such position, authority, duties or responsibilities, excluding for this purpose an isolated, insubstantial and inadvertent action not taken in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (ii) any failure by the Company to comply with any of the provisions of Section 4(b) of this Agreement, other than an isolated, insubstantial and inadvertent failure not occurring in bad faith and which is remedied by the Company promptly after receipt of notice thereof given by the Executive;

          (iii) the Company's requiring the Executive to be based at any office or location other than as provided in Section 4(a)(i)(B) hereof or the Company's requiring the Executive to travel on Company business to a substantially greater extent than required immediately prior to the Effective Date;

          (iv) any purported termination by the Company of the Executive's employment otherwise than as expressly permitted by this Agreement; or

          (v) any failure by the Company to comply with and satisfy
Section 11(c) of this Agreement.

For purposes of this Section 5(c), any good faith determination of "Good Reason" made by the Executive shall be conclusive. Anything in this Agreement to the contrary notwithstanding, a termination by the Executive for any reason during the 30-day period immediately following the first anniversary of the Effective Date shall be deemed to be a termination for Good Reason for all purposes of this Agreement.

          (d) Notice of Termination. Any termination by the Company for cause, or by the Executive for Good Reason, shall be communicated by Notice of Termination to the other party hereto given in accordance with
Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice which (i) indicates the specific termination provision in this Agreement relied upon, (ii) to the extent applicable, sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated and (iii) if the Date of Termination (as defined below) is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than thirty days after the giving of such notice). The failure by the Executive or the Company to set forth in the Notice of Termination any fact or circumstance which contributes to a showing of Good Reason or Cause shall not waive any right of the Executive or the Company, respectively, hereunder or preclude the Executive or the Company, respectively, from asserting such fact or circumstance in enforcing the Executive's or the Company's rights hereunder.

          (e) Date of Termination. "Date of Termination" means (i) if the Executive's employment is terminated by the Company for Cause, or by the Executive for Good Reason, the date of receipt of the Notice of Termination or any later date specified therein, as the case may be,
(ii) if the Executive's employment is terminated by the Company other than for Cause or Disability, the date on which the Company notifies the Executive of such termination and (iii) if the Executive's employment is terminated by reason of death or Disability, the date of death of the Executive or the Disability Effective Date, as the case may be.

     6. Obligations of the Company upon Termination. (a) Good Reason; Other Than for Cause, Death or Disability. If, during the Employment Period, the Company shall terminate the Executive's employment other than for Cause, Death or Disability or the Executive shall terminate employment for Good Reason:

          (i) the Company shall pay to the Executive in a lump sum in cash within 30 days after the Date of Termination the aggregate of the following amounts:

               A. the sum of (1) the Executive's Annual Base Salary through the Date of Termination to the extent not theretofore paid, (2) the product of (x) the higher of (I) the Recent Annual Bonus and (II) the Annual Bonus paid or payable, including any bonus or portion thereof which has been earned but deferred (and annualized for any fiscal year consisting of less than twelve full months or during which the Executive was employed for less than twelve full months), for the most recently completed fiscal year during the Employment Period, if any (such higher amount being referred to as the "Highest Annual Bonus") and (y) a fraction, the numerator of which is the number of days in the current fiscal year through the Date of Termination, and the denominator of which is 365 and (3) any compensation previously deferred by the Executive (together with any accrued interest or earnings thereon) and any accrued vacation pay, in each case to the extent not theretofore paid (the sum of the amounts described in clauses (1), (2), and (3) shall be hereinafter referred to as the "Accrued Obligations"); and

               B. the amount equal to the product of (1) two and ninety-nine one-hundredths (2.99) and (2) the sum of (x) the Executive's Annual Base Salary and (y) the Highest Annual Bonus; and

               C. an amount equal to the difference between (a) the aggregate benefit under the Company's qualified defined benefit retirement plans (collectively, the "Retirement Plan") and any excess or supplemental defined benefit retirement plans in which the Executive participates (collectively, the "SERP") which the Executive would have accrued (whether or not vested) if the Executive's employment had continued for three years after the Date of Termination and (b) the actual vested benefit, if any, of the Executive under the Retirement Plan and the SERP, determined as of the Date of Termination (with the foregoing amounts to be computed on an actuarial present value basis, based on the assumption that the Executive's compensation in each of the three years following such termination would have been that required by
Section 4(b) (i) and Section 4(b) (ii), and using actuarial assumptions no less favorable to the Executive than the most favorable of those in effect for purposes of computing benefit entitlements under the Retirement Plan and the SERP at any time from the day before the Effective Date) through the Date of Termination;

          (ii) for three years after the Executive's Date of Termination, or such longer period as may be provided by the terms of the appropriate plan, program, practice or policy, the Company shall continue benefits to the Executive and/or the Executive's family at least equal to those which would have been provided to them in accordance with the plans, programs, practices and policies described in
Section 4(b) (iv) of this Agreement if the Executive's employment had not been terminated or, if more favorable to the Executive, as in effect generally at any time thereafter with respect to other peer executives of the Company and its affiliated companies and their families, provided, however, that if the Executive becomes reemployed with another employer and is eligible to receive medical or other welfare benefits under another employer-provided plan, the medical and other welfare benefits described herein shall be secondary to those provided under such other plan during such applicable period of eligibility, and for purposes of determining eligibility (but not the time of commencement of benefits) of the Executive for retiree benefits pursuant to such plans, practices, programs and policies, the Executive shall be considered to have remained employed until three years after the Date of Termination and to have retired on the last day of such period;

          (iii) the Company shall, at its sole expense as incurred, provide the Executive with outplacement services, the scope and provider of which shall be selected by the Executive in the Executive's sole discretion; and

          (iv) to the extent not theretofore paid or provided, the Company shall timely pay or provide to the Executive any other amounts or benefits required to be paid or provided or which the Executive is eligible to receive under any plan, program, policy or practice or contract or agreement of the Company and its affiliated companies (such other amounts and benefits shall be hereinafter referred to as the "Other Benefits").

          (b) Death. If the Executive's employment is terminated by reason of the Executive's death during the Employment Period, this Agreement shall terminate without further obligation to the Executive's legal representatives under this Agreement, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive's estate or beneficiary, as applicable, in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(b) shall include, without limitation, and the Executive's estate and/or beneficiaries shall be entitled to receive, benefits at least equal to the most favorable benefits provided by the Company and affiliated companies to the estates and beneficiaries of peer executives of the Company and such affiliated companies under such plans, programs, practices and policies relating to death benefits, if any, as in effect with respect to other peer executives and their beneficiaries at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive's estate and/or the Executive's beneficiaries, as in effect on the date of the Executive's death with respect to other peer executives of the Company and its affiliated companies and their beneficiaries.

          (c) Disability. If the Executive's employment is terminated by reason of the Executive's Disability during the Employment Period, this Agreement shall terminate without further obligation to the Executive, other than for payment of Accrued Obligations and the timely payment or provision of Other Benefits. Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination. With respect to the provision of Other Benefits, the term Other Benefits as utilized in this Section 6(c) shall include, and the Executive shall be entitled after the Disability Effective Date to receive, disability and other benefits at least equal to the most favorable of those generally provided by the Company and its affiliated companies to disabled executives and/or their families in accordance with such plans, programs, practices and policies relating to disability, if any, as in effect generally with respect to other peer executives and their families at any time during the 120-day period immediately preceding the Effective Date or, if more favorable to the Executive and/or the Executive's family, as in effect at any time thereafter generally with respect to other peer executives of the Company and its affiliated companies and their families.

          (d) Cause; Other than for Good Reason. If the Executive's employment shall be terminated for Cause during the Employment Period, this Agreement shall terminate without further obligation to the Executive other than the obligation to pay to the Executive (x) the Annual Base Salary through the Date of Termination, (y) the amount of any compensation previously deferred by the Executive, and (z) Other Benefits, in each case to the extent theretofore unpaid. If the Executive voluntarily terminates employment during the Employment Period, excluding a termination for Good Reason, this Agreement shall terminate without further obligation to the Executive, other than for Accrued Obligations and the timely payment or provision of Other Benefits. In such case, all Accrued Obligations shall be paid to the Executive in a lump sum in cash within 30 days of the Date of Termination.

     7. Non-exclusivity of Rights. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any plan, program, policy or practice (other than any severance pay plan) provided by the Company or any of its affiliated companies and for which the Executive may qualify, nor, subject to Section 12(f), shall anything herein limit or otherwise affect such rights as the Executive may have under any contract or agreement with the Company or any of its affiliated companies. Amounts which are vested benefits or which the Executive is otherwise entitled to receive under any plan, policy, practice or program of or any contract or agreement with the Company or any of its affiliated companies at or subsequent to the Date of Termination shall be payable in accordance with such plan, policy, practice or program or contract or agreement except as explicitly modified by this Agreement.

     8. Full Settlement; Legal Fees. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations hereunder shall not be affected by any set-off, counterclaim, recoupment, defense or other claim, right or action which the Company may have against the Executive or others. In no event shall the Executive be obligated to seek other employment or take any other action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement and except as specifically provided in Section 6(a) (ii), such amounts shall not be reduced whether or not the Executive obtains other employment. The Company agrees to pay as incurred, to the full extent permitted by law, all legal fees and expense which the Executive may reasonably incur as a result of any contest (regardless of the outcome thereof) by the Company, the Executive or others of the validity or enforceability of, or liability under, any provision of this Agreement or any guarantee of performance thereof (whether such contest is between the Company and the Executive or between either of them and any third party, and including as a result of any contest by the Executive about the amount of any payment pursuant to this Agreement), plus in each case interest on any delayed payment at the applicable Federal rate provided for in Section 7872(f) (2) (A) of the Internal Revenue Code of 1986, as amended (the "Code").

     9.  Certain Additional Payments by the Company.

          (a) Anything in this Agreement to the contrary notwithstanding, in the event it shall be determined that any payment or distribution by the Company to or for the benefit of the Executive (whether paid or payable or distributed or distributable pursuant to the terms of this Agreement or otherwise, but determined without regard to any additional payments required under this Section 9) (a "Payment") would be subject to the excise tax imposed by Section 4999 of the Code or any interest or penalties are incurred by the Executive with respect to such excise tax (such excise tax, together with any such interest and penalties, are hereinafter collectively referred to as the "Excise Tax"), then the Executive shall be entitled to receive an additional payment (a "Gross-Up Payment") in an amount such that after payment by the Executive of all taxes (including any interest or penalties imposed with respect to such taxes), including, without limitation, any income taxes (and any interest and penalties imposed with respect thereto) and Excise Tax imposed upon the Gross-Up Payment, the Executive retains an amount of the Gross-Up Payment equal to the Excise Tax imposed upon the Payments. Notwithstanding the foregoing provisions of this Section 9(a), if it shall be determined that the Executive is entitled to a Gross-Up Payment, but that the present value as of the date of the Change of Control, determined in accordance with Sections 280G(b)(2)(ii) and 280G(d)(4) of the Code (the "Present Value"), of the Payments does not exceed 110% of the greatest Present Value of Payments (the "Safe Harbor Cap") that could be paid to the Executive such thatthe receipt thereof would not give rise to any Excise Tax, then no Gross-Up Payment shall be made to the Executive and the amounts payable to Executive under this Agreement shall be reduced to the maximum amount that could be paid to the Executive such that the Present Value of the Payments does not exceed the Safe Harbor Cap. The reduction of the amounts payable hereunder, if applicable, shall be made by reducing the payments as elected by the Executive. For purposes of reducing the Payments to the Safe Harbor Cap, only amounts payable under this Agreement (and no other Payments) shall be reduced. If the reduction of the amounts payable hereunder would not result in a reduction of the Present Value of the Payments to the Safe Harbor Cap, no amounts payable under this Agreement shall be reduced pursuant to this provision.

          (b) Subject to the provisions of Section 9(c), all determinations required to be made under this Section 9, including whether and when a Gross-Up Payment is required and the amount of such Gross-Up Payment and the assumptions to be utilized in arriving at such determination, shall be made by a nationally recognized certified public accounting firm designated by the Executive (the "Accounting Firm"), which shall provide detailed supporting calculations both to the Company and the Executive within 15 business days of the receipt of notice from the Executive that there has been a Payment, or such earlier time as is requested by the Company. In the event that the Accounting Firm is serving as accountant or auditor for the individual, entity or group effecting the Change of Control, the Executive shall appoint another nationally recognized accounting firm to make the determinations required hereunder (which accounting firm shall then be referred to as the Accounting Firm hereunder). All fees and expenses of the Accounting Firm shall be borne solely by the Company. Any Gross-Up Payment, as determined pursuant to this Section 9, shall be paid by the Company to the Executive within five days of the receipt of the Accounting Firm's determination. Any determination by the Accounting Firm shall be binding upon the Company and the Executive. As a result of the uncertainty in the application of Section 4999 of the Code at the time of the initial determination by the Accounting Firm hereunder, it is possible that Gross-Up Payments which will not have been made by the Company should have been made ("Underpayment"), consistent with the calculations required to be made hereunder. In the event that the Company exhausts its remedies pursuant to Section 9(c) and the Executive thereafter is required to make a payment of any Excise Tax, the Accounting Firm shall determine the amount of the Underpayment that has occurred and any such Underpayment shall be promptly paid by the Company to or for the benefit of the Executive.

          (c) The Executive shall notify the Company in writing of any claim by the Internal Revenue Service that, if successful, would require the payment by the Company of the Gross-Up Payment. Such notification shall be given as soon as practicable but no later than ten business days after the Executive is informed in writing of such claim and shall apprise the Company of the nature of such claim and the date on which such claim is requested to be paid. The Executive shall not pay such claim prior to the expiration of the 30-day period following the date on which it gives such notice to the Company (or such shorter period ending on the date that any payment of taxes with respect to such claim is due). If the Company notifies the Executive in writing prior to the expiration of such period that it desires to contest such claim, the Executive shall:

          (i) give the Company any information reasonably requested by the Company relating to such claim,

          (ii) take such action in connection with contesting such claim as the Company shall reasonably request in writing from time to time, including, without limitation, accepting legal representation with respect to such claim by an attorney reasonably selected by the Company,

          (iii) cooperate with the Company in good faith in order effectively to contest such claim, and

          (iv) permit the Company to participate in any proceedings relating to such claim;

provided, however, that the Company shall bear and pay directly all costs and expenses (including additional interest and penalties) incurred in connection with such contest and shall indemnify and hold the Executive harmless, on an after-tax basis, for any Excise Tax or income tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses. Without limitation on the foregoing provisions of this Section 9(c), the Company shall control all proceedings taken in connection with such contest and, at its sole option, may pursue or forgo any and all administrative appeals, proceedings, hearings and conferences with the taxing authority in respect of such claim and may, at its sole option, either direct the Executive to pay the tax claimed and sue for a refund or contest the claim in any permissible manner, and the Executive agrees to prosecute such contest to a determination before any administrative tribunal, in a court of initial jurisdiction and in one or more appellate courts, as the Company shall determine; provided, however, that if the Company directs the Executive to pay such claim and sue for a refund, the Company shall advance the amount of such payment to the Executive, on an interest-free basis and shall indemnify and hold the Executive harmless, on an after-tax basis, from any Excise Tax or income tax (including interest or penalties with respect thereto) imposed with respect to such advance or with respect to any imputed income with respect to such advance, and further provided that any extension of the statute of limitations relating to payment of taxes for the taxable year of the Executive with respect to which such contested amount is claimed to be due is limited solely to such contested amount. Furthermore, the Company's control of the contest shall be limited to issues with respect to which a Gross-Up Payment would be payable hereunder and the Executive shall be entitled to settle or contest, as the case may be, any other issue raised by the Internal Revenue Service or any other taxing authority.

          (d) If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), the Executive becomes entitled to receive any refund with respect to such claim, the Executive shall (subject to the Company's complying with the requirements of Section 9(c)) promptly pay to the Company the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto). If, after the receipt by the Executive of an amount advanced by the Company pursuant to Section 9(c), a determination is made that the Executive shall not be entitled to any refund with respect to such claim and the Company does not notify the Executive in writing of its intent to contest such denial of refund prior to the expiration of 30 days after such determination, then such advance shall be forgiven and shall not be required to be repaid and the amount of such advance shall offset, to the extent thereof, the amount of Gross-Up Payment required to be paid.

     10. Confidential Information. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge or data relating to the Company or any of its affiliated companies, and their respective businesses, which shall have been obtained by the Executive during the Executive's employment by the Company or any of its affiliated companies and which shall not be or become public knowledge (other than by acts by the Executive or representatives of the Executive in violation of this Agreement). After termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company or as may otherwise be required by law or legal process, communicate or divulge any such information, knowledge or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 10 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

     11. Successors. (a) This Agreement is personal to the Executive and without the prior written consent of the Company shall not be assignable by the Executive otherwise than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives.

          (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

          (c) The Company will require any successor (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of the Company to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession had taken place. As used in this Agreement, "Company" shall mean the Company as hereinbefore defined and any successor to its business and/or assets as aforesaid which assumes and agrees to perform this Agreement by operation of law, or otherwise.

     12. Miscellaneous. (a) This Agreement shall be governed by and construed in accordance with the laws of the State of California without reference to principles of conflict of laws. The captions of this Agreement are not part of the provisions hereof and shall have no force or effect. This Agreement may not be amended or modified otherwise than by a written agreement executed by the parties hereto or their respective successors and legal representatives.

          (b) All notices and other communications hereunder shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, addressed as follows:

          If to the Executive:

                               _______________________________________


                               _______________________________________


          If to the Company:   National Semiconductor Corporation
                               2900 Semiconductor Drive, M/S: 16-135
                               Santa Clara, California 95052
                               Attn:  General Counsel

or to such other address as either party shall have furnished to the other in writing in accordance herewith. Notice and communications shall be effective when actually received by the addressee.

          (c) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

          (d) The Company may withhold from any amounts payable under this Agreement such Federal, state, local or foreign taxes as shall be required to be withheld pursuant to any applicable law or regulation.

          (e) The Executive's or the Company's failure to insist upon strict compliance with any provision hereof or any other provision of this Agreement or the failure to assert any right the Executive or the Company may have hereunder, including, without limitation, the right of the Executive to terminate employment for Good Reason pursuant to
Section 5(c) (i)-(v) of this Agreement, shall not be deemed to be a waiver of such provision or right or any other provision or right of this Agreement.

          (f) The Executive and the Company acknowledge that, except as may otherwise be provided under any other written agreement between the Executive and the Company, the employment of the Executive by the Company is "at will" and, prior to the Effective Date, the Executive's employment may be terminated by either the Executive or the Company at any time prior to the Effective Date, in which case the Executive shall have no further rights under this Agreement. From and after the Effective Date this Agreement shall supersede any other agreement between the parties with respect to the subject matter hereof.

IN WITNESS WHEREOF, the Executive has hereunto set the Executive's hand and, pursuant to the authorization from its Board of Directors, the Company has caused this Agreement to be executed in its name on its behalf, all as of the day and year first above written.


                           ____________________________________________
                               (Executive)

                           NATIONAL SEMICONDUCTOR CORPORATION


                           By:
                           Its:


                                                           Exhibit 11.0

                        NATIONAL SEMICONDUCTOR CORPORATION
          CALCULATION OF EARNINGS PER SHARE-ASSUMING FULL DILUTION (1)
                     (In Millions, Except Per Share Amounts)

                                                Year ended
                                     --------------------------------
                                     May 31,      May 25,      May 26,
                                       1998         1997         1996
                                     -------     -------      -------
Net income (loss) , as reported     $ (98.6)     $   1.6      $ 201.0
Adjustment for interest on
  convertible notes                    16.1          9.2          5.8
                                     -------     -------      -------
Net income (loss)                   $ (82.5)     $  10.8      $ 206.8
                                     =======     =======      =======
Number of shares:
  Weighted average common shares
  outstanding                         163.9        156.1        145.0
  Effect of dilutive securities:
    Stock options                       3.6          3.0          3.2
                                     -------     -------      -------
  Shares issuable from assumed
    conversion of convertible notes     7.7          7.6         10.1
                                     -------     -------      -------
  Weighted average common and
    potential common shares assuming
    full dilution                     175.2        166.7        158.3
                                     =======     =======      =======
Diluted earnings (loss) per share:
  Net income                        $ (0.47)(1)  $  0.06(1)   $  1.31(1)
                                     =======     =======      =======
---------------------------------------
(1) For fiscal 1998, 1997 and 1996, this calculation is submitted in accordance with Regulation S-K Item 601 (b)(11) although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No. 128 because it produces an anti-dilutive result.


                                                           Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the subsidiaries of the Company as of May 31, 1998, all of which are included in the consolidated financial statements of the Company:

                             State or                        Percent of
                              Other         Other Country      Voting
                           Jurisdiction       In Which        Securities
                                of          Subsidiary is       Owned by
Name                       Incorporation      Registered        National
----                       -------------      ----------        --------
ComCore Semiconductor,
  Inc.                       California                            100%
Future Integrated Systems,
  Inc.                       California                            100%
Cyrix Corporation            Delaware                              100%
Cyrix Manufacturing, Inc.    Delaware                              100%
Cyrix International, Inc.    Delaware                              100%
Mediamatics, Inc.            California                            100%
Dyna-Craft, Inc.             California                            100%
National Semiconductor       Delaware                              100%
  International, Inc.
DTS Caribe, Inc.             Delaware                              100%
National Semiconductor       Delaware                              100%
  Netsales, Inc.
National Semiconductor       Delaware           Maine              100%
  (Maine), Inc.
Comlinear Corporation        Delaware                              100%
ASIC II Limited              Hawaii                                100%
National Semiconductor       Delaware                              100%
  B.V. Corporation
National Semiconductor       France                                100%
  France S.A.R.L.
National Semiconductor       Germany            Belgium            100%
  GmbH
National Semiconductor       Israel                                100%
  (I.C.) Ltd.
National Semiconductor       Italy                                 100%
  S.r.l.
National Semiconductor       Sweden                                100%
  A.B.
National Semiconductor       Great Britain   Denmark/Ireland       100%
  (U.K.) Ltd.                                Finland/Norway/
                                             Spain
National Semiconductor       Great Britain                         100%
  (U.K.)Pension Trust Company
Cyrix International          Great Britain                         100%
  Limited
National Semiconductor       Netherlands                           100%
  Benelux B.V.
National Semiconductor B.V.  Netherlands                           100%
National Semiconductor       Switzerland                           100%
  International
  Finance S.A.
Natsem India Designs         India                                 100%
  Pvt. Ltd.
National Semiconductor       Australia                             100%
  (Australia) Pty.Ltd.
National Semiconductor       Hong Kong                             100%
  (Hong Kong) Limited
National Semiconductor       Hong Kong        Taiwan               100%
 (Far East) Hong Kong Limited
NSM International Limited    Hong Kong                              51%
National Semiconductor       Hong Kong                             100%
  Sunrise Hong Kong Limited
National Semiconductor       Japan                                 100%
  Japan Ltd.
Cyrix K.K.                   Japan                                 100%
National Semiconductor       Malaysia                              100%
  SDN. BHD.
National Semiconductor       Malaysia                              100%
  Technology SDN. BHD.
DynaCraft SDN. BHD.          Malaysia                              100%
DynaCraft Asia Pacific       Malaysia                              100%
  SDN. BHD.
National Semiconductor Pte   Singapore                             100%
  Ltd.
National Semiconductor       Singapore                             100%
  Asia Pacific Pte. Ltd.
National Semiconductor       Singapore                             100%
  Singapore Manufacturer
  Pte. Ltd.
Shanghai National            People's
  Semiconductor Technology   Republic of
  Limited                    China                                  95%
National Semiconductor       Korea                                 100%
  Korea Limited
National Semiconductor       Canada                                100%
  Canada Inc.
National Semiconductores     Brazil                                100%
  do Brazil Ltda.
National Semicondutores da   Brazil                                100%
  America do Sul
Electronica NSC de Mexico,   Mexico                                100%
 S.A. de C.V.
ASIC Limited                 Bermuda                               100%
National Semiconductor       Barbados                              100%
  (Barbados) Limited
Cyrix Export Sales           Barbados                              100%
  Corporation

                                                           Exhibit 24.0
                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Brian L. Halla, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1998 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.
     IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

     SIGNATURE                                             DATE

    //S// BRIAN L. HALLA                                   July 28, 1998
    --------------------
          Brian L. Halla

    //S// GARY P. ARNOLD                                   July 28, 1998
    --------------------
          Gary P. Arnold

    //S// ROBERT BESHAR                                    July 28, 1998
    -------------------
          Robert Beshar

    //S// E. FLOYD KVAMME                                  July 28, 1998
    ---------------------
          E. Floyd Kvamme

    //S// MODESTO A. MAIDIQUE                              July 28, 1998
    -------------------------
          Modesto A. Maidique

    //S// EDWARD R. McCRACKEN                              July 28, 1998
    -------------------------
          Edward R. McCracken

    //S// J. TRACY O'ROURKE                                July 28, 1998
    -----------------------
          J. Tracy O'Rourke

    //S// DONALD E. WEEDEN                                 July 28, 1998
    ----------------------
          Donald E. Weeden

    //S// DONALD MACLEOD                                   July 28, 1998
    --------------------
          Donald Macleod

    //S// RICHARD D. CROWLEY, JR.                          July 23, 1998
    -----------------------------
          Richard D. Crowley, Jr.