Form 10-Q
period 1998-08-30
NATIONAL SEMICONDUCTOR CORP
filed 1998-10-02
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934
For the quarterly period ended August 30, 1998

                                  OR

--- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _________.
Commission File Number: 1-6453

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
                                                              ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class               Outstanding at August 30, 1998.
     -------------------               -------------------------------
Common stock, par value $0.50 per share            166,173,456


NATIONAL SEMICONDUCTOR CORPORATION

INDEX


Part I.   Financial Information                                 Page No.
                                                                --------

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations
            (Unaudited) for the Three Months Ended
             August 30, 1998 and August 24, 1997                   3

          Condensed Consolidated Statements of Other
            Comprehensive Income(Loss) (Unaudited) for the
            Three Months Ended August 30, 1998 and
            August 24, 1997                                        4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of August 30, 1998 and May 31, 1998                 5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months Ended
             August 30, 1998 and August 24, 1997                   6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                7-9

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Result of Operations                   10-13

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     13

Part II.  Other Information

Item 1.   Legal Proceedings                                       14

Item 6.   Exhibits and Reports on Form 8-K                       14-15

Signature                                                         16


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                 Three Months Ended
                                                 ------------------
                                                Aug. 30,    Aug. 24,
                                                  1998        1997*
                                                --------    --------

Net sales                                       $469.6       $656.7

Operating costs and expenses:
 Cost of sales                                   414.6        396.3
 Research and development                        122.1        112.0
 Selling, general and administrative              73.0         86.0
                                                ------       ------
Total operating costs and expenses               609.7        594.3
                                                ------       ------
Operating income(loss)                          (140.1)        62.4
Interest income, net                               0.1         11.7
Other income, net                                  0.3          7.4
                                                ------       ------
Income(loss) before income taxes                (139.7)        81.5
Income tax provision(benefit)                    (34.9)        18.9
                                                ------       ------
Net income(loss)                               $(104.8)      $ 62.6
                                                ======       ======

Earnings(loss) per share:
         Basic                                 $ (0.63)      $ 0.39
         Diluted                               $ (0.63)      $ 0.38

Weighted average common shares:
         Basic                                   165.8        162.3
         Diluted                                 165.8        165.9

Income(loss) used in basic and diluted earnings
  per common share calculation                 $(104.8)      $ 62.6




*Note:     Financial information for the three months ended August 24,
1997 has been restated to include Cyrix Corporation, which was acquired on November 17, 1997 and accounted for as a pooling of interests.

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)


                                                 Three Months Ended
                                                 ------------------
                                                Aug. 30,     Aug. 24,
                                                  1998         1997*
                                                --------     --------

Net income(loss)                                $(104.8)     $  62.8

Other comprehensive income, net of tax:
  Unrealized gains on available-for-sale
    securities                                      0.2          1.3
  Reclassification adjustment for gain
    included in net income                           -          (4.0)
                                                -------      -------
                                                    0.2         (2.7)
                                                -------      -------
Comprehensive income(loss)                      $(104.6)     $  60.1
                                                =======      =======




*Note:     Financial information for the three months ended August 24,
1997 has been restated to include Cyrix Corporation, which was acquired on November 17, 1997 and accounted for as a pooling of interests.

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)


                                               Aug. 30,       May 31,
                                                1998           1998
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  376.2       $  460.8
  Short-term marketable investments              102.1          112.4
  Receivables, net                               213.2          208.5
  Inventories                                    209.5          283.9
  Deferred tax assets                            181.2          166.2
  Other current assets                            68.6           76.4
                                               -------       --------
    Total current assets                       1,150.8        1,308.2

Property, plant and equipment                  3,003.3        2,939.7
  Less accumulated depreciation               (1,353.7)      (1,283.9)
                                               -------       --------
  Net property, plant and equipment            1,649.6        1,655.8
Other assets                                     162.2          136.7
                                               -------       --------
  Total assets                                $2,962.6       $3,100.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   36.6       $   53.9
  Accounts payable                               197.8          237.0
  Accrued expenses                               296.2          310.9
  Income taxes                                   212.9          191.8
                                               -------       --------
    Total current liabilities                    743.5          793.6

Long-term debt                                   398.5          390.7
Deferred income taxes                              3.3            4.4
Other non-current liabilities                     52.3           53.1
                                               -------       --------
    Total liabilities                          1,197.6        1,241.8
                                               -------       --------

Commitments and contingencies

Shareholders' equity:
  Common stock                                    83.1           82.7
  Additional paid-in capital                   1,223.1        1,212.8
  Retained earnings                              471.0          575.8
  Accumulated other comprehensive loss           (12.2)         (12.4)
                                               -------       --------
  Total shareholders' equity                   1,765.0        1,858.9
                                               -------       --------
  Total liabilities and shareholders' equity  $2,962.6       $3,100.7
                                              ========       ========



See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)


                                                     Three Months Ended
                                                    --------------------
                                                    Aug. 30,    Aug. 24,
                                                     1998        1997*
                                                    -------     -------
Cash flows from operating activities:
Net income(loss)                                    $(104.8)     $ 62.6
Adjustments to reconcile net income(loss)
  with net cash (used by) provided by operations:
    Depreciation and amortization                      89.5        63.0
    Gain on sale of investments                          -         (6.7)
    Loss on disposal of equipment                       1.7         4.2
    Tax benefit associated with stock options           0.2         9.4
    Other, net                                           -          0.1
Changes in certain assets and liabilities, net:
  Receivables                                          (4.7)      (66.8)
  Inventories                                          74.4       (16.6)
  Other current assets                                  7.8        (7.6)
  Accounts payable and accrued expenses               (52.1)       (2.4)
  Current and deferred income taxes                   (18.7)       (1.4)
  Other non-current liabilities                        (0.8)        4.7
                                                    -------     -------
Net cash (used by) provided by operating activities    (7.5)       42.5
                                                    -------     -------
Cash flows from investing activities:
Purchase of property, plant and equipment             (73.9)     (200.1)
Sale and maturity of marketable investments            33.3       546.8
Purchase of marketable investments                    (22.8)     (586.8)
Purchase of investments and other, net                 (9.4)        3.0
                                                    -------     -------
Net cash used by investing activities                 (72.8)     (237.1)
                                                    -------     -------
Cash flows from financing activities:
Issuance of debt                                         -          0.4
Repayment of debt                                      (9.5)       (2.4)
Issuance of common stock, net                           5.2        25.5
    -------     -------
Net cash (used by) provided by financing activities    (4.3)       23.5
                                                    -------     -------
Net change in cash and cash equivalents               (84.6)     (171.1)
Adjustment to conform pooling of interests for
  cash and cash equivalents at beginning of year         -         17.6
Cash and cash equivalents at beginning of period      460.8       897.8
                                                    -------     -------
Cash and cash equivalents at end of period          $ 376.2     $ 744.3
                                                    =======     =======


*Note:     Financial information for the three months ended August 24,
1997 has been restated to include Cyrix Corporation, which was acquired on November 17, 1997 and accounted for as a pooling of interests.

See accompanying Notes to Condensed Consolidated Financial Statements


Note 1.  Summary of Significant Accounting Policies
In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 31, 1998.

Earnings Per Share:
-------------------
A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                                                     Three Months Ended
                                                     ------------------
                                                    Aug. 30,    Aug. 24,
(in millions)                                         1998        1997
                                                    --------   --------
Net income(loss) used for basic and diluted
  earnings per share                               $ (104.8)   $   62.6
                                                   ========    ========

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share                   165.8       162.3

Effect of dilutive securities:

  Stock options                                          -          3.6
                                                    --------    -------
Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share                          165.8       165.9
                                                   ========     =======

As of August 30, 1998, there were options outstanding to purchase 30.6 million shares of the Company's common stock with a weighted-average exercise price of $15.34, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. As of August 30, 1998, the Company also had outstanding $258.8 million of convertible subordinated notes, which are convertible into approximately 6.0 million shares of common stock. These notes were not assumed to be converted because they were antidilutive in all periods presented.

Comprehensive Income:
---------------------
Beginning in fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income", which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on the Company's available-for-sale securities and minimum pension liability, which were previously reported as separate components of shareholder's equity, in other comprehensive income.



The components of accumulated other comprehensive loss are as follows:

                                                    Aug. 30,     May 31,
(in millions)                                        1998         1998
                                                    -------     --------
Unrealized gain on available-for-sale
  securities, net of tax                           $   0.3      $   0.1
Minimum pension liability                            (12.5)       (12.5)
                                                   -------      -------
                                                   $ (12.2)     $ (12.4)
                                                   =======      =======

Note 2.  Components of Inventories

The components of inventories were:
                                                   Aug. 30,     May 31,
(in millions)                                       1998         1998
                                                   -------     --------

Raw materials                                      $  18.6     $  19.3
Work in process                                      130.6       176.0
Finished goods                                        60.3        88.6
                                                   -------     -------
     Total inventories                             $ 209.5     $ 283.9
                                                   =======     =======

Note 3.  Consolidated Financial Statement Detail

Components of other interest income, net and
other income(expense), net, were:
                                                    Three Months Ended
                                                    ------------------
                                                   Aug. 30,    Aug. 24,
(in millions)                                       1998        1997
                                                   -------     -------
Interest Income, Net
--------------------
Interest income                                    $   7.0     $  14.1
Interest expense                                      (6.9)       (2.4)
                                                   -------     -------
     Total interest income, net                    $   0.1     $  11.7
                                                   =======     =======

Other Income, Net
-----------------
Net intellectual property income                   $   0.3     $   0.7
Gain on investments, net                                -          6.7
                                                   -------     -------
     Total other income, net                       $   0.3     $   7.4
                                                   =======     =======

Note 4.  Statement of Cash Flow Information
                                                    Three Months Ended
                                                    ------------------
                                                   Aug. 30,     Aug. 24,
(in millions)                                       1998         1997
                                                   -------      -------
Supplemental Disclosure of Cash Flow
------------------------------------
  Information
  -----------
Cash paid(refunded) for:
    Interest                                       $   2.9     $   3.7
    Income taxes                                     (22.0)       15.7
    Interest on tax settlements                        1.6          -

Supplemental Schedule of Noncash Investing
------------------------------------------
  and Financing Activities
  ------------------------
  Issuance of stock for employee benefit plans     $   1.3     $   2.5
  Issuance of restricted stock                         0.7          -
  Unrealized gain on available-for-sale
    securities                                         0.2         1.3
  Restricted stock cancellation                        0.5         0.2

Note 5.  Contingencies
In July 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department relating to the Company's manufacturing operations in Malaysia. The assessments total approximately $146.9 million Malaysian ringgits ($35.4 million), exclusive of interest. The issues giving rise to the assessments relate to intercompany transfer pricing, primarily for fiscal 1993. The
Company believes the assessments are without merit and has been contesting them administratively. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.

Note 6.  Subsequent Event
On September 25, 1998, the Company announced that it had reached agreement with International Business Machines Corporation ("IBM") for termination of the existing wafer manufacturing and marketing agreement between its Cyrix Corporation ("Cyrix") subsidiary and IBM. Under terms of the agreement, IBM will cease the sale of Cyrix-designed processors before the end of calendar 1998 and the Company's Cyrix subsidiary will be relieved of its wafer purchase obligation to IBM. In addition, Cyrix will transfer certain assets to IBM. As a result of the contract termination and asset transfers, the Company will take a one-time pre-tax charge to operations of approximately $50 million to $55 million in its second quarter of fiscal 1999.



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Overview     The Company recorded net sales of $469.6 million for the
first quarter of fiscal 1999, a 28.5 percent decrease from net sales of $656.7 million for the same quarter of fiscal 1998. Lower sales resulted from a slowdown in new orders that was affected by continued economic uncertainties in the Asia Pacific region, which the Company experienced through the first quarter of fiscal 1999. Increased competition and availability of new higher speed processor products from competitors also caused significant price reductions on the Cyrix 6X86 microprocessor products. In addition, the Company continued to experience significantly lower sales for network (formerly local area networks ("LAN")) products, which has resulted from the Company's failure to introduce key new LAN products. A net loss of $104.8 million was recorded for the first quarter of fiscal 1999, compared to net income of $62.6 million for the first quarter of fiscal 1998.

Sales     The decline in sales is a result of lower volume and price erosion affecting many of the Company's product areas. Sales for network products declined 68.8 percent in the first quarter of fiscal 1999 from the same quarter of fiscal 1998, as the Company continued to experience declining shipments and price erosion in its existing mature 10/100 megabit LAN ethernet products while efforts to develop new network products are based on digital signal processing technology. The Company's failure to introduce key new network products during fiscal 1998 was the primary cause for the sharp drop in sales for network products. Sales in the first quarter of fiscal 1999 for analog products declined 23.3 percent from sales in the same quarter of fiscal 1998, as a result of fewer shipments and modest price declines. Sales in the first quarter of fiscal 1999 for personal systems products declined 34.6 percent from sales in the same quarter of fiscal 1998, as a result of fewer shipments and price erosion, mostly on the Cyrix 6X86 products. Despite the overall decline in sales for the first quarter of fiscal 1999 from fiscal 1998, the Company experienced continued growth in sales for wide area network products (including application specific wireless communication products), which grew 12.0 percent in the first quarter of fiscal 1999 from the same quarter of fiscal 1998, reflecting both increased unit shipments and unit prices.

Gross Margin     Gross margin as a percentage of sales declined to 11.7
percent for the first quarter of fiscal 1999, compared to 39.7 percent for the first quarter of fiscal 1998. The decline in gross margin for the first quarter of fiscal 1999 was primarily caused by lower factory utilization, which declined from 87 percent for the first quarter of fiscal 1998 to 41 percent for the first quarter of fiscal 1999 as the Company continued to run its manufacturing facilities at reduced capacity utilization rates in order to manage inventories and reduce cost. The decline in gross margin also reflects continued margin erosion in the Cyrix microprocessor products, as well as the start of depreciation beginning in the second half of fiscal 1998 associated with the new 0.35/0.25 micron wafer fabrication facility in Maine.

Research and Development     Research and development ("R&D") expenses
for the first quarter of fiscal 1999 increased by 9.0 percent from the comparable quarter of fiscal 1998. Overall, the increase in R&D expenses reflects the Company's accelerated investment in advanced submicron CMOS process technology, which is part of the Company's focus on state-of-the-art process technology and is one of the Company's strategic imperatives. The increase also reflects the Company's continuing investment in the development of new analog and mixed-signal technology based products for applications in the personal systems, communications and consumer markets, as well as expanded development of Cyrix microprocessor based products. R&D spending for fiscal 1999 for process technology grew significantly over the fiscal 1998 spending levels, while spending for product development slightly declined as management continues to adjust its strategic research and development programs to align its spending with current business conditions. For the first quarter of fiscal 1999, the Company expended approximately 32 percent of its R&D effort toward the development of process technology and 68 percent for new product development.

Selling, General and Administrative    Selling, general and
administrative expenses for the first quarter of fiscal 1999 decreased by 15.1 percent from the first quarter of fiscal 1998. The decrease reflects certain cost reduction actions taken in the second half of fiscal 1998 to reduce the Company's overall cost structure in response to weakened business conditions.

Interest Income and Interest Expense     Net interest income was $0.1
million for the first quarter of fiscal 1999 compared to net interest income of $11.7 million for the same quarter of fiscal 1998. The decrease in net interest income was attributable to less interest earned on lower cash balances compounded by higher interest expense. The Company capitalized only $0.2 million of interest associated with capital expansion projects in the first quarter of fiscal 1999, compared to $5.4 million in the same quarter of fiscal 1998, which reduced interest expense significantly in the fiscal 1998 quarter.

Other Income, Net     Other income, net was $0.3 million for the first
quarter of fiscal 1999 compared to $7.4 million for the first quarter of fiscal 1998. For the first quarter of fiscal 1999, other income, net consisted entirely of net intellectual property income. For the first quarter of fiscal 1998, other income, net included $0.7 of net intellectual property income and a $6.7 million net gain from sale of investments. Net intellectual property income for the first quarter of both fiscal 1999 and fiscal 1998 did not include any receipts from any individually material license arrangements.

Income Tax Expense     Income tax benefit for fiscal 1999 is based on
the Company's expected effective tax rate of 25 percent.

Financial Condition     During the first quarter of fiscal 1999, cash
and cash equivalents decreased by $84.6 million compared to a $171.1 million decrease in the first quarter of fiscal 1998. The decrease for fiscal 1999 was primarily the result of the Company's continued investment in property, plant and equipment of $73.9 million combined with cash used in operating activities of $7.5 million that was primarily caused by the net loss incurred in the first quarter of fiscal 1999. This compares to the decrease in fiscal 1998, which included the Company's investment in property, plant and equipment of $200.1 million, offset by $42.5 million generated from operating activities and $23.5 million generated from financing activities. Cash generated from financing activities in fiscal 1998 came primarily from proceeds of $25.5 million from the issuance of common stock.

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


Outlook     The statements contained in this Outlook and in the
Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements. In addition to the risk factors discussed in the Financial Condition and Outlook sections of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 28 of the Company's 1998 Annual Report on Form 10-K for the fiscal year ended May 31, 1998 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 1999:

Although business conditions for the semiconductor industry and the Company remained weak through the summer quarter, the Company believes that it may have reached the bottom of the downturn as order rates for the first quarter were flat with the previous quarter and showed some signs of seasonal improvement, particularly for the personal computer related products, as the Company exited the quarter. However, the Company continues to be cautious about its future outlook, since there is no assurance that this improvement will continue for any duration of time. Based on current conditions, the Company does not anticipate any significant growth in sales soon and as a result, it expects to incur a loss for the second quarter of fiscal 1999.

Unless new orders substantially improve from the rate of orders currently experienced, the Company will continue to run its manufacturing facilities at reduced capacity utilization rates to manage inventories and reduce cost. Consequently, gross margin will continue to be unfavorably affected and the Company does not expect gross margin to significantly improve soon from the rate experienced in the summer quarter. The Company is also exploring alternative ways to reduce its operating expenses with particular focus on eliminating excess capacity in its manufacturing operations. Such actions, if significant, may lead to one-time charges in future periods.

On September 25, 1998, the Company announced that it had reached agreement with IBM for termination of the existing wafer manufacturing and marketing agreement between its Cyrix subsidiary and IBM. Under terms of the agreement, IBM will cease the sale of Cyrix-designed processors before the end of calendar 1998 and the Company's Cyrix subsidiary will be relieved of its wafer purchase obligation to IBM. In addition, Cyrix will transfer certain assets to IBM. As a result of the contract termination and asset transfers, the Company will take a one-time pre-tax charge to operations of approximately $50 million to $55 million in its second quarter of fiscal 1999, which will have an additional unfavorable impact on gross margin and operating results for the second quarter of fiscal 1999. As a result of this agreement with IBM, the Company is now more dependent on successfully ramping-up the in-house manufacturing of Cyrix products at its South Portland, Maine facility and faces a greater risk associated with any difficulties it may encounter in such efforts.

In connection with the Company's efforts to undertake year 2000 projects as discussed in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K for the fiscal year ended May 31, 1998, to date the Company has devoted substantially all of its year 2000 efforts in modifying and testing its critical business applications, manufacturing tools and computer systems to be year 2000 compliant by the beginning of calendar 1999. Failure to successfully complete year 2000 projects could cause significant disruption of operations, including but not limited to interruption of manufacturing activities, and inability to process invoices, payments or other systematic business transactions. The Company believes that the largest remediation effort and greatest risk from year 2000 issues arise from its manufacturing and logistics operations. Failure to successfully implement year 2000 modifications in manufacturing tools and related systems could result in the inability to manufacture and deliver products to customers. Projects related to the Company's manufacturing processes are expected to be completed by May 1999. The Company is also currently evaluating its exposure to contingencies related to the year 2000 issues for products it has sold. Although the Company believes that its products do not directly contain specific calendar year functions, customers may use the Company's products in conjunction with customer supplied software, over which the Company has no control, that may perform non-compliant year 2000 date computations. As a result, there is a risk of litigation associated with the use of such products by customers, including all the risks, cost and uncertainties associated with litigation. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical year 2000 remediation projects will be completed on schedule. However, because of its focus in ensuring the remediation projects are on schedule, the Company has not yet fully developed contingency plans to address alternative solutions in the event the Company fails to successfully make any of its critical systems year 2000 compliant. The Company expects to begin the development of contingency plans no later than the beginning of calendar 1999, at which time it believes it will be better able to identify any deficiencies and appropriately develop specific contingency plans for further remediation efforts.

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

ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended May 31, 1998 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 28 of the Company's Annual Report on Form 10-K for the year ended May 31, 1998.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 31, 1998.

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

3.2     By Laws of the Company.

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

10.1     Management Contract or Compensatory Plan or Agreement:
         Agreement with Kevin C. McDonough, as amended July 23, 1998.

10.2 Management Contract or Compensatory Plan or Agreement: 1999 Executive Officer Incentive Plan Agreement.

27.0     Financial Data Schedule

(b)     Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed for the quarter ending August
        30, 1998.



SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 2, 1998               /s/ Richard D. Crowley, Jr.
                                     ----------------------------------
                                     Richard D. Crowley, Jr.
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer


                                                             Exhibit 3.2


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


                              ARTICLE II.
                             STOCKHOLDERS

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

     Section 5. Waiver of Notice. Notice of a meeting need not be given to any stockholder who signs a waiver of notice, in person or by proxy, whether before or after a meeting. The attendance of any stockholder at a meeting, in person or by proxy, without protesting either prior thereto or at its commencement the lack of notice of such meeting, shall constitute a waiver of notice by him. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the stockholders need be specified in any written waiver of notice.

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

      Section 9.  Notice of Stockholder Business and Nominations.

          a.  Annual Meetings of Stockholders.

               (1) Nominations of persons for election to the board of directors of the corporation and the proposal of business to be considered by the stockholders may be made at an annual meeting of stockholders (a) pursuant to the corporation's notice of meeting, (b) by or at the direction of the board of directors or (c) by any stockholder of the corporation who was a stockholder of record at the time of giving of notice provided for in this By-Law, who is entitled to vote at the meeting and who complies with the notice procedures set forth in this By-Law.

               (2) For nominations or other business to be properly brought before an annual meeting by a stockholder pursuant to clause (c) of paragraph (a)(1) of this By-Law, the stockholder must have given timely notice thereof in writing to the secretary of the corporation and such other business must otherwise be a proper matter for stockholder action. To be timely, a stockholder's notice shall be delivered to the secretary at the principal executive offices of the corporation not later than the close of business on the 60th day nor earlier than the close of business on the 90th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the close of business on the 90th day prior to such annual meeting and not later than the close of business on the later of the 60th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the corporation. In no event shall the public announcement of an adjournment of an annual meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or reelection as a director all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act") and Rule 14a-11 thereunder (including such person's written consent to being named in the proxy statement as a nominee and to serving as a director if elected); (b) as to any other business that the stockholder proposes to bring before the meeting, a brief description of the business desired to be brought before the meeting, the reasons for conducting such business at the meeting and any material interest in such business of such stockholder and the beneficial owner, if any, on whose behalf the proposal is made; and (c) as to the stock-holder giving the notice and the beneficial owner, if any, on whose behalf the nomination or proposal is made (i) the name and address of such stockholder, as they appear on the corporation's books, and of such beneficial owner and (ii) the class and number of shares of the corporation which are owned beneficially and of record by such stockholder and such beneficial owner.

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


                              ARTICLE III.
                          THE BOARD OF DIRECTORS

     Section 1. Composition. The board of directors shall consist of six directors subject to such automatic increase as may be required by the corporation's Restated Articles of Incorporation. The board may enlarge or reduce the size of the board in a vote of the majority of the directors in office. No director need be a stockholder.

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

     Section 3. Duties of Officers. In addition to those duties that may from time to time be delegated to them by the board of directors, the officers of the corporation shall have the following duties:

          (a) Chairman of the Board. The chairman of the board shall preside at all meetings of the stockholders and of the board of directors at which he is present, shall be ex-officio a member of all committees formed by the board of directors and shall have such other duties and powers as the board of directors may prescribe.

          (b) President. The president shall be the chief executive officer of the corporation, shall have general and active management of the business of the corporation, shall see that all orders and resolutions of the board of directors are carried into effect, and, in the absence or nonelection of the chairman of the board of directors, shall preside at all meetings of the stockholders and the board of directors at which he is present if he is also a director. The president also shall execute bonds, mortgages, and other contracts requiring a seal under the seal of the corporation, except where required or permitted by law to be otherwise signed and executed and except where the signing and execution thereof shall be delegated expressly by the board of directors to some other officer or agent of the corporation and shall have such other powers and duties as the board of directors may prescribe.

          (c) Group President. The group president or group presidents, if any, shall have general and active management of the group for which they are designated as president by the board of directors and shall have such other duties and powers as vice-presidents or as the board of directors or the president may prescribe.

          (d) Vice-President. The vice-president or vice-presidents, if any, shall have such duties and powers as the board of directors or the president may prescribe. In the absence of the president or in the event of his inability or refusal to act, the group president or vice president, if any, or if there be more than one, the group presidents or vice-presidents, in the order designated by the board of directors, or, in the absence of such designation, then in the order of their election, shall perform the duties and exercise the powers of the president.

          (e) Secretaries and Assistant Secretaries. The secretary shall record the proceedings of all meetings of the stockholders and all meetings of the board of directors in books to be kept for that purpose, shall perform like duties for the standing committees when required, and shall give, or cause to be given, call and/or notices of all meetings of the stockholders and meetings of the board of directors in accordance with these by-laws. The secretary also shall have custody of the corporate seal of the corporation, affix the seal to any instrument requiring it and attest thereto when authorized by the board of directors or the president, and shall have such other duties and powers as the board of directors may prescribe.

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

          (f) Treasurer and Assistant Treasurer. The treasurer shall have the custody of the corporate funds and securities, shall keep full and accurate accounts of receipts and disbursements in books belonging to the corporation and shall deposit all moneys and other valuable effects in the name and to the credit of the corporation in such depositories as may be designated by the board of directors. The treasurer shall also disburse the funds of the corporation as may be ordered by the board of directors, taking proper vouchers for such disbursements, shall render to the board of directors, when the board of directors so requires, an account of all his transactions as treasurer and of the financial condition of the corporation, and shall have such other duties and powers as the board of directors may prescribe. If required by the board of directors, the treasurer shall give the corporation a bond, which shall be renewed every six years, in such sum and with such surety or sureties as shall be satisfactory to the board of directors for the faithful performance of the duties of his office and for the restoration to the corporation, in case of his death, resignation, retirement or removal from office, of all books, papers, vouchers, money and other property of whatever kind in his possession or under his control belonging to the corporation.

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

          (g) Other Officers. Any other officer shall have such powers and duties as the board of directors may prescribe.

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


                                                            Exhibit 10.1
                                                 July 23, 1998


Mr. Kevin McDonough
Senior Vice President, Engineering
Cyrix Corporation
P.O. Box 853920
Richardson, Texas 75085-3920

Re:  Employment with National Semiconductor Corporation
     --------------------------------------------------

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

     1. Compensation and Continued Employment. For the period commencing on the effective closing date of the Merger (the "Closing") under the Agreement and Plan of Merger by and among National, Acquisition Corp. and Cyrix, dated July 28, 1997, through the end of the 24th month following the Closing (the "Term"), National agrees to employ you at a base salary at least equal to the base salary paid to you by Cyrix immediately preceding July 25, 1997. During the Term, you shall perform such duties and responsibilities of an executive nature as may be determined from time to time by National's Chief Executive Officer or his designee. You will be entitled to participate in all National benefit plans and programs generally available for similarly situated employees, subject to the terms and conditions of such plans and programs.

     If you remain employed by National for a period of 12 months following the Closing, in consideration for your activities and services supporting the integration of Cyrix and National, you will be paid a retention bonus equal to 200% of your annual base salary and bonus at the end of said 12 month period. If you remain employed by National through the end of the Term, you will then be paid an additional bonus equal to 200% of your annual base salary and bonus at that time. All payments under this letter agreement shall be subject to all applicable federal, state and local income and other tax withholding requirements.

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


Agreed to and Accepted:                    Sincerely,

                                           NATIONAL SEMICONDUCTOR
By: //S// KEVIN McDONOUGH                  CORPORATION
    ---------------------
       KEVIN McDONOUGH
                                           By: //s// RICHARD A. WILSON
Date:  7/29/98                                 -----------------------
     --------------------
                                           Name:   RICHARD A. WILSON
                                                ----------------------
                                           Title:   Vice President,
                                                 ---------------------
                                                    Human Resources
                                                 ---------------------


                                                            Exhibit 10.2


                  NATIONAL SEMICONDUCTOR CORPORATION

           1999 EXECUTIVE OFFICER INCENTIVE PLAN AGREEMENT


                              ARTICLE 1

                             Definitions
                             -----------

     Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:          This Executive Officer Incentive Plan Agreement.
---------

Award:              The amount to be paid to a Plan Participant.
-----

Award Date:         The date set by the Committee for payment of Awards,
----------          usually approximately forty days after the Company
                    makes public its consolidated financial statements for the fiscal year.

Base Salary:        Generally, the annualized base remuneration received
-----------         by a Participant from the Company at the end of the
                    fiscal year. Base Salary includes salary continuation and sick leave paid by the Company.
                    Extraordinary items, including but not limited to prior awards, relocation expenses, international assignment allowances and tax adjustments, sales incentives, amounts recognized as income from stock or stock options, disability benefits (whether paid by the Company or a third party) and other similar kinds of extra or additional remuneration are excluded from the computation of Base Salary.

Company:            National Semiconductor Corporation ("NSC"), a ---
-------             Delaware corporation,  and any other corporation in
                    which NSC controls directly or indirectly fifty percent (50%) or more of the combined voting power of voting securities, and which has adopted this Plan.

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

Incentive Levels:   Percentage of Base Salary assigned to a Participant
----------------    as a Target Award.

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

Target Award:       The Award, expressed as a percentage of Base Salary
------------        at the assigned Incentive Level, that may be earned
                    by a Participant for achievement of the Target level of performance.

     All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Executive Officer Incentive Plan.


                               ARTICLE 2

                             Effective Date
                             --------------

      The Agreement will become effective as of May 31, 1998, to be effective for the Company's fiscal year 1999.


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

E. Any Awards that are prorated for any reason under the terms of the Plan or this Agreement will be prorated based on the effective date of the change that resulted in the proration.


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

                           DEFERRAL ELECTION

                   NATIONAL SEMICONDUCTOR CORPORATION
                    EXECUTIVE OFFICER INCENTIVE PLAN

                           Notice of Election

     If you are a Participant in either the Company's Executive Officer Incentive Plan ("EOIP") and receive an Award for fiscal year 1999, you may accept payment in calendar year 1999 or you may defer payment until a later date which is at least one year after the Award Date. If you want to defer payment, complete this election form and return it to George Macko, Santa Clara Mailstop 10-465, by April 24, 1999).

     If you do not complete this form, you will receive payment in calendar year 1999. For further details, refer to the National
Semiconductor Corporation EOIP documents.

          *          *          *          *          *

DEFERRAL ELECTION:

     In accordance with the National Semiconductor Corporation EOIP, I hereby elect to defer all or part of the Award as specified below, which Award would otherwise be paid to me under the terms of the EOIP at the time Awards are otherwise paid to participants.

     1.     I elect to defer part or all of my EOIP Award, as follows:
(Choose one)

     A.     $ ________________
     B.     % ________________

     I understand that if I have selected option A and the amount selected exceeds the total of the Award amount, 100% of my Award amount will be deferred.

     2.     I elect to have the amounts deferred to be payable on:
(Choose one):

     A. Termination of employment for any reason (including retirement, disability or death)

     B. Preselected date at least one year after the Award Date The preselected date is _____________

     3.     I have completed the attached Designation of Beneficiary
Form.


I UNDERSTAND THIS ELECTION IS IRREVOCABLE FOR THE 1999 EOIP AWARD AND IS SUBJECT TO THE TERMS OF THE NATIONAL SEMICONDUCTOR APPLICABLE EOIP DOCUMENT AND EOIP AGREEMENT.



Signature: ___________________________

Print Name: __________________________

Date: ________________________________

Badge Number: ________________________

Department Name & Number: ____________

______________________________________


Received  by National Semiconductor Corporation

Date: ________________________________

By: __________________________________

Print Name: __________________________

Title: ________________________________


NOTE:     Deferrals requested by participants who are not U.S. citizens or residents may be limited by local law or regulation.


                    Designation of Beneficiary Form


Participant:_________________________________________________


If my death occurs before all amounts deferred pursuant to my EOIP deferral election and any earnings credited thereto have been distributed to me, I hereby designate the following person(s) as my primary and, if desired, secondary beneficiary(ies) to receive such amounts, in the percentages indicated. If no percentages are indicated, the balance of amounts due me are to be distributed in equal portions to each beneficiary.

                        Primary Beneficiary(ies)

_______________%                          ______________________________
                                          Name
                                          ______________________________
                                          Address
                                          ______________________________
                                          Social Security Number

_______________%                          ______________________________
                                          Name
                                          ______________________________
                                          Address
                                          ______________________________
                                          Social Security Number

                        Secondary Beneficiary(ies)
           (To receive benefits only in the event of death of
                    all of the Primary Beneficiaries)

_______________%                          ______________________________
                                          Name
                                          ______________________________
                                          Address
                                          ______________________________
                                          Social Security Number

_______________%                          ______________________________
                                          Name
                                          ______________________________
                                          Address
                                          ______________________________
                                          Social Security Number

Date:_______________

________________________________________________
           (Signature of Participant)

Instruction: Return this signed form to George Macko at NSSC M/S 10-465 with the rest of your deferral paperwork.

________________________________________________
Signature of Spouse (required for married participants designating primary beneficiaries other than spouse).