Form 10-Q
period 1998-11-29
NATIONAL SEMICONDUCTOR CORP
filed 1999-01-12
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the quarterly period ended November 29, 1998

                                    OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
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
                                                   ---    --
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Title of Each Class               Outstanding at November 29, 1998.
   -------------------               ---------------------------------
Common stock, par value $0.50 per share            167,025,645







NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                               Page No.
Part I.   Financial Information                                --------

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations
            (Unaudited) for the Three Months and Six Months
             Ended November 29, 1998 and November 23, 1997         3

          Condensed Consolidated Statements of Other
            Comprehensive Income(Loss) (Unaudited) for the
            Three Months and Six Months Ended November 29, 1998
            and November 23, 1997                                  4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of November 29, 1998 and May 31, 1998               5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Three Months and Six Months
             Ended November 29, 1998 and November 23, 1997         6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                7-10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     17

Part II.  Other Information

Item 1.   Legal Proceedings                                       18

Item 4.   Submission of Matters to a Vote of Security Holders    18-19

Item 6.   Exhibits and Reports on Form 8-K                       19-20

Signature                                                         21





PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                             Three Months Ended       Six Months Ended
                             ------------------     -------------------
                             Nov. 29,  Nov. 23,     Nov. 29,   Nov. 23,
                               1998      1997         1998       1997
                             --------  --------     --------   --------
Net sales                     $ 510.1   $ 719.9      $ 979.7   $1,376.6

Operating costs and expenses:
Cost of sales                   417.1     436.4        831.7      832.7
Research and development        112.9     118.0        235.0      230.0
Selling, general and
 administrative                  84.9      97.8        157.9      183.8
Special items:
 Merger costs                      -       30.0           -        30.0
 Restructuring of operations     12.5        -          12.5         -
 In-process R&D charge             -        2.5           -         2.5
                              -------    ------     --------    -------
   Total operating costs
     and expenses               627.4     684.7      1,237.1    1,279.0
                              -------    ------     --------    -------
Operating income(loss)         (117.3)     35.2       (257.4)      97.6
Interest income(expense), net    (0.3)      3.4         (0.2)      15.1
Other income(expense), net       (8.3)      1.9         (8.0)       9.3
                              -------   -------     --------    -------
Income(loss) before
  income taxes                 (125.9)     40.5       (265.6)     122.0
Income tax provision(benefit)   (31.5)     11.6        (66.4)      30.5
                              -------    ------     --------    -------
Net income(loss)               $(94.4)   $ 28.9      $(199.2)   $  91.5
                              =======    ======     ========    =======

Earnings(loss) per share:
         Basic                 $(0.57)    $ .18       $(1.20)    $  .56
         Diluted               $(0.57)    $ .17       $(1.20)    $  .54

Weighted average shares:
         Basic                  166.6     163.7        166.2      163.0
         Diluted                166.6     169.3        166.2      168.0

Income(loss) used in basic
   and diluted earnings(loss)
   per share calculation	      $(94.4)   $ 28.9      $(199.2)   $  91.5








See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)


                                Three Months Ended    Six Months Ended
                                ------------------   ------------------
                                Nov. 29,  Nov. 23,   Nov. 29,  Nov. 23,
                                  1998      1997       1998      1997
                                --------  --------   --------  --------
Net income(loss)       	        $  (94.4) $   28.9   $ (199.2) $   91.5

Other comprehensive
  income(loss), net of tax:

    Unrealized gain(loss) on
    available-for-sale
    securities                      (0.1)      0.5        0.1       2.1

    Reclassification adjustment
    for gain included in net
    income                            -       (0.8)        -       (5.1)
                                 --------  --------   --------  --------
Comprehensive income(loss)       $  (94.5) $   28.6   $ (199.1) $   88.5
                                 ========  ========   ========  ========











See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Nov. 29,       May 31,
                                                1998          1998
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  421.1       $  460.8
  Short-term marketable investments              103.9          112.4
  Receivables, net                               206.0          208.5
  Inventories                                    179.7          283.9
  Deferred tax assets                            181.2          166.2
  Other current assets                            48.3           76.4
                                              --------       --------
  Total current assets                         1,140.2        1,308.2

Property, plant and equipment                  2,978.6        2,939.7
  Less accumulated depreciation               (1,369.6)      (1,283.9)
                                              --------       --------
  Net property, plant and equipment            1,609.0        1,655.8
Other assets                                     187.0          136.7
                                              --------       --------
Total assets                                  $2,936.2       $3,100.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   44.3       $   53.9
  Accounts payable                               198.3          237.0
  Accrued expenses                               325.4          310.9
  Income taxes                                   237.7          191.8
                                              --------       --------
  Total current liabilities                      805.7          793.6

Long-term debt                                   394.0          390.7
Deferred income taxes                              2.3            4.4
Other non-current liabilities                     53.4           53.1
                                              --------       --------
  Total liabilities                            1,255.4        1,241.8
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    83.5           82.7
  Additional paid-in capital                   1,233.0        1,212.8
  Retained earnings                              376.6          575.8
  Accumulated other comprehensive loss           (12.3)         (12.4)
                                              --------       --------
  Total shareholders' equity                   1,680.8        1,858.9
                                              --------       --------
Total liabilities and shareholders' equity    $2,936.2       $3,100.7
                                              ========       ========





See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                        Six Months Ended
                                                   --------------------
                                                   Nov. 29,     Nov. 23,
                                                    1998         1997
                                                   -------      -------
Cash flows from operating activities:
Net income(loss)                                   $(199.2)     $  91.5
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                      187.4        136.4
  (Gain)loss on investments                            0.1         (6.7)
  Tax benefit associated with stock options            0.4         15.3
  Loss on disposal of equipment                       35.5          6.1
  Provision for loss on note receivable                1.6           -
  Non-cash special charges                            12.5         32.5
  Other, net                                          (3.0)        (3.7)
  Changes in certain assets and liabilities, net:
    Receivables                                        2.5        (71.8)
    Inventories                                      104.2        (22.8)
    Other current assets                              28.1        (13.4)
    Accounts payable and accrued expenses            (31.2)         0.4
    Current and deferred income taxes                (32.2)         7.6
    Other non-current liabilities                      0.3          7.3
                                                   --------     --------
Net cash provided by operating activities            107.0        178.7
                                                   --------     --------
Cash flows from investing activities:
Purchase of property, plant and equipment           (156.1)      (366.3)
Sale and maturity of marketable investments           73.3        909.2
Purchase of marketable investments                   (64.7)      (948.7)
Sale of investments                                    0.1         12.1
Business acquisition, net of cash acquired              -          (2.8)
Other, net                                            (5.9)        (0.5)
                                                   --------     --------
Net cash used by investing activities               (153.3)      (397.0)
                                                   --------     --------
Cash flows from financing activities:
Proceeds from bank borrowing                          10.0          0.4
Repayment of debt                                    (16.3)        (6.4)
Issuance of common stock, net                         12.9         43.3
                                                   --------     --------
Net cash provided by financing activities              6.6         37.3
                                                   --------     --------
Net change in cash and cash equivalents              (39.7)      (181.0)
Adjustment to conform pooling of interests for
  cash and cash equivalents at beginning of period      -          17.6
Cash and cash equivalents at beginning of period     460.8        897.8
                                                   --------     --------
Cash and cash equivalents at end of period         $ 421.1      $ 734.4
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

Earnings Per Share:
------------------
A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                             Three Months Ended       Six Months Ended
                            --------------------    --------------------
                             Nov. 29,  Nov. 23,     Nov. 29,    Nov. 23,
(in millions)                 1998      1997         1998        1997
                             -------   --------     --------    --------
Net income(loss) used for
  basic and diluted
  earnings per share         $ (94.4)  $   28.9     $ (199.2)   $   91.5
                             =======   ========     ========    ========
Number of shares:

Weighted average common
  shares outstanding used for
  basic earnings per share     166.6      163.7        166.2       163.0

Effect of dilutive
  securities:

  Stock options                   -         5.6           -          5.0
                             -------   --------     --------    --------
Weighted average common
  and potential common shares
  outstanding used for
  diluted earnings per share   166.6      169.3        166.2       168.0
                             =======   ========     ========    ========

As of November 29, 1998, there were options outstanding to purchase 29.9 million shares of the Company's common stock with a weighted-average exercise price of $15.29, which could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share as their effect was antidilutive. As of November 29, 1998, the Company also had outstanding $258.8 million of convertible subordinated notes, which are convertible into approximately
6.0 million shares of common stock. These notes were not assumed to be converted in the computation of diluted earnings per share because they were antidilutive in all periods presented.

Comprehensive Income:
--------------------
Beginning in fiscal 1999, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. SFAS No. 130 requires the Company to include unrealized gains or losses on the Company's available-for-sale securities and minimum pension liability, which were previously reported as separate components of shareholder's equity, in other comprehensive income.

The components of accumulated other comprehensive loss are as follows:

                                                    Nov. 29,     May 31,
(in millions)                                        1998         1998
                                                    -------     --------
Unrealized gain on available-for-sale
  securities, net of tax                           $   0.2      $   0.1
Minimum pension liability                            (12.5)       (12.5)
                                                   -------      -------
                                                   $ (12.3)     $ (12.4)
                                                   =======      =======
Note 2.	Short-term Borrowings
Included in short-term borrowings and current portion of long-term debt at November 29, 1998, is $10 million which the Company borrowed under its revolving credit agreement. The borrowing bears interest at 7.75 percent and was repaid on November 30, 1998.

Note 3. 	Restructuring of Operations
In October 1998, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by continued weakness in the semiconductor market, which has resulted in overall lower capacity utilization of the Company's manufacturing facilities. The Company will close its 4-inch wafer fabrication facility ("Fab 1") and consolidate Fab 1 manufacturing into its 6-inch wafer fabrication facility on the same site. The Company will also move some of the Greenock capacity to its manufacturing facility in Arlington, Texas. This action will reduce the Greenock workforce by approximately 600 employees and is expected to be completed within 12 to 18 months. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations. In connection with the closure of Fab 1, the Company recorded a restructuring charge of $21.3 million in its second quarter ended November 29, 1998. The charge included $11.9 million for severance, $3.9 million for costs associated with the dismantling of Fab 1 and approximately $5.5 million for other related exit costs. Other costs associated with this action, which will be charged to future operations, include approximately $20-$25 million for process transfer costs and approximately $6-$8 million for retention bonuses. The process transfer costs will be expensed as incurred and the retention bonuses will be expensed ratably as earned over the employees' service period. In addition, accelerated depreciation on the Greenock assets of approximately $9.0 million per quarter will be incurred over the next 12 to 18 months.

Subsequently in December 1998, the Company engaged the services of an investment banker to assist in seeking a potential investor to acquire and operate the Greenock facility.

The charge for consolidating Greenock was offset by an $8.8 million release of excess reserves related to certain prior restructure actions. The release included $2.8 million of severance, $2.3 million of asset write-offs and $3.7 million of other exit costs. The release of excess reserves was prompted by the completion during the quarter of remaining actions associated with the closure of the Company's 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in April 1998. In addition, the Company was able to sell or transfer to its other manufacturing facilities substantially all of the surplus assets from the 5-inch and 6-inch wafer fabrication facilities.

The net restructure charge is reported as a special item in the statement of operations for the second quarter ended November 29, 1998.


Note 4.  Consolidated Financial Statement Detail

The components of inventories were:
                                                   Nov. 29,     May 31,
(in millions)                                       1998         1998
                                                   -------     --------

Raw materials                                      $  19.1     $  19.3
Work in process                                       99.7       176.0
Finished goods                                        60.9        88.6
                                                   -------     -------
     Total inventories                             $ 179.7     $ 283.9
                                                   =======     =======

Components of other interest
Income(expense), net and other
income(expense), net, were:
                                  Three Months Ended    Six Months Ended
                                  ------------------   ------------------
                                  Nov. 29,  Nov. 23,   Nov. 29,  Nov. 23,
                                    1998      1997       1998      1997
                                  --------  --------   --------  --------
Interest income(expense), Net
-----------------------------
Interest income			                $   6.5   $  12.5    $  13.5   $  26.5
Interest expense                  $  (6.8)  $  (9.1)   $ (13.7)  $( 11.6)
                                  --------  --------   --------  --------
  Interest income(expense), net   $  (0.3)  $   3.4    $  (0.2)  $  14.9
                                  ========  ========   ========  ========

Other income(expense), net
--------------------------
Net intellectual property income   $   0.1   $   1.9    $   0.4   $   2.6
Gain(loss)on investments, net         (0.1)       -        (0.1)      6.7
Other                                 (8.3)       -        (8.3)       -
                                  --------  --------   --------  --------
  Total other income(expense), net $  (8.3)  $   1.9    $  (8.0)  $   9.3
                                  ========  ========   ========  ========


Note 5.  Statement of Cash Flow Information
                                                     Six Months Ended
                                                   --------------------
                                                   Nov. 29,     Nov. 23,
(in millions)                                       1998         1997
                                                   -------      -------
Supplemental Disclosure of Cash Flow
------------------------------------
  Information
  -----------
Cash paid(refunded) for:
    Interest                                       $  14.1     $  17.4
    Income taxes                                     (42.2)       12.2
    Interest on tax settlements                        2.9         0.1

Supplemental Schedule of Noncash Investing
------------------------------------------
  and Financing Activities
  ------------------------
  Issuance of stock for employee benefit plans     $   1.3     $   2.5
  Issuance of restricted stock                         0.7          -
  Unrealized gain on available-for-sale
    securities                                         0.1        (3.0)
  Restricted stock cancellation                        0.7         0.2

Note 6.  One-Time Charge Associated with Contract Termination
On September 25, 1998, the Company announced that it had reached agreement with International Business Machines Corporation ("IBM") for termination of the wafer manufacturing and marketing agreement that previously existed between its Cyrix Corporation ("Cyrix") subsidiary and IBM. Under terms of the agreement, the Company's Cyrix subsidiary has been relieved of its obligations to purchase wafers from IBM and IBM has ceased the competitive sale of Cyrix-designed processors to customers other than National. In addition, Cyrix transferred ownership of certain assets to IBM that physically resided at an IBM facility. As a result of the contract termination and asset transfers, the Company incurred a one-time charge of $48.6 million recorded in cost of sales in its second quarter ended
November 29, 1998. The one-time charge included $30.6 million for the write-off of manufacturing assets transferred to IBM and $18 million for the write-off of prepaid wafer purchases and other costs associated with terminating the original agreement.

Note 7.  Contingencies

In July 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department totaling approximately 146.9 million Malaysian ringitts ($38.7 million). In December 1998, the Company received additional notices of assessment totaling approximately 53.0 million Malaysian ringitts ($14.0 million). The issues giving rise to the July 1996 and December 1998 assessments primarily relate to intercompany transfer pricing for the Company's manufacturing operations in Malaysia for fiscal year 1985 through 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview	The Company recorded net sales of $510.1 million and $979.7
million for the second quarter and first six months of fiscal 1999, respectively. This represents a 29.1 percent and 28.8 percent decrease from net sales of $719.9 million and $1,376.6 million, respectively, for the same periods of fiscal 1998. Lower sales were partially due to a general slowdown in new orders driven by continued economic uncertainties in the Asia Pacific region, which the Company experienced through the second quarter of fiscal 1999. Also contributing to lower sales was continuing weak demand for network (formerly local area networks) products, due to the Company's delays in introducing key new network products. And in the Company's processor business, significant price reductions were experienced in the Cyrix 6X86 line of products due to increased competition and availability of new higher speed processor products from competitors.

A net loss of $94.4 million and $199.2 million was recorded for the second quarter and first six months of fiscal 1999, respectively, compared to net income of $28.9 million and $91.5 million for the same periods of fiscal
1998.   The net loss was primarily attributable to lower sales and margin erosion mainly due to lower factory utilization. In addition, the Company recorded certain charges in the second quarter of fiscal 1999. The charges included a $21.3 million charge for restructuring of operations related to the announced consolidation of its wafer manufacturing operations in Greenock, Scotland (See Restructuring of Operations). This restructure charge was offset by an $8.8 million release of excess reserves related to certain prior restructure actions, which were substantially completed during the quarter. The net restructure charge is reported as a special item in the statement of operations. The Company also recorded a one-time charge of $48.6 million included in cost of sales for costs associated with the termination of a wafer manufacturing and marketing agreement between its Cyrix subsidiary and IBM. Special items included in the comparable quarter of fiscal 1998 included a $2.5 million charge for in-process research and development ("R&D") related to the acquisition of Future Integrated Systems, Inc. ("FIS"), plus a $30.0 million charge related to certain merger and related expenses in connection with the Cyrix Corporation acquisition.

Sales	 The decline in sales was a result of lower volume combined with price erosion in most of the Company's product areas. Sales for analog products declined in the second quarter and first six months of fiscal 1999 by 23.9 percent and 23.3 percent, respectively, from sales for the same periods of fiscal 1998. General weakness experienced by the Company in the personal computer and communications product related markets caused the overall decline in sales for the Company's analog products, as well as, sales for personal computer related peripheral products and wide area networks ("WAN") products. Sales for network products declined 65.3 percent and 67.1 percent in the second quarter and first six months of fiscal 1999, respectively, over sales for the same periods of fiscal 1998, as the Company continued to experience declining shipments and price erosion in its existing mature 10/100 megabit ethernet products. The Company's failure to introduce key new network products during fiscal 1998 was the primary cause of the sharp drop in fiscal 1999. Despite significant improvement in unit sales of Cyrix M II products, competitive price pressure caused processor revenue to decline 6.0 percent and 16.6 percent in the second quarter and first six months, respectively, from the same periods in fiscal 1998. Sales of certain other personal computer related peripheral products declined by approximately 50 percent and 46 percent in the second quarter and first six months of fiscal 1999, respectively, compared to the same periods of fiscal 1998. Sales for WAN products (including application specific wireless communication products), a product area which had previously experienced continued growth, also declined. WAN product sales declined 24.0 percent and 7.8 percent in the second quarter and first six months of fiscal 1999, respectively, from the same periods of fiscal 1998, reflecting lower unit shipments while unit prices generally remained flat.

Gross Margin  	Gross margin as a percentage of sales declined to 18.2
percent and 15.1 percent for the second quarter and first six months of fiscal 1999, respectively, compared to 39.4 percent and 39.5 percent for the same periods in fiscal 1998. Excluding the effect of the one-time charge related to the IBM contract termination, gross margin for the second quarter and first six months of fiscal 1999, was 27.8 percent and 20.1 percent, respectively. The primary factor contributing to the decline in gross margin continued to be lower factory utilization. While the IBM action has enabled the Company to ramp-up its own microprocessor manufacturing and more fully utilize the capacity available in its 0.35/0.25 micron wafer fabrication facility in Maine, factory utilization declined from 86 percent for the second quarter of fiscal 1998 to 62 percent for the second quarter of fiscal 1999. However, the Company has achieved sequential quarterly improvements in gross margin as factory utilization in the second quarter of fiscal 1999 increased over the rate of 41 percent for the first quarter. With the exception of Maine, the Company continued to run its other manufacturing facilities at reduced capacity utilization rates in order to manage inventory levels and control cost.
The decline in gross margin also reflects continued price erosion, particularly in the Cyrix microprocessor products.

Research and Development	  Research and Development ("R&D") expense
for the second quarter of fiscal 1999 decreased 6.3 percent from the comparable quarter of fiscal 1998, while year over year for the first six month period R&D expenses increased slightly by 1.0 percent. R&D expenses for the second quarter and first six months of fiscal 1998 included a $2.5 million special charge for in-process R&D related to the acquisition of FIS. Excluding the effect of this special charge from the comparable periods in fiscal 1998, R&D expenses in the second quarter and first six months of fiscal 1999 decreased 4.3 percent and increased 2.1 percent, respectively. The decrease in R&D expense quarter to quarter, reflects the Company's efforts to align its R&D spending with current business conditions. Overall, the Company's R&D expenses continue to be heavily focused on advanced submicron CMOS process technology, which is consistent with one of the Company's stated strategic imperatives. The Company has also invested resources in the development of Cyrix microprocessor-based products. Its efforts have been focused on the development of new microprocessor cores and the integration of those cores with the Company's other technological capabilities in order to develop system-on-a-chip products. The Company also continues to invest resources in the development of new analog and mixed-signal technology based products for applications in the personal systems, communications and consumer markets. R&D spending for fiscal 1999 for process technology continued to grow over the fiscal 1998 spending levels. However, this growth was offset by a decline in spending for product development as part of management's alignment of spending with current business conditions. Through the first six months of fiscal 1999, the Company devoted approximately 33 percent of its R&D effort towards the development of process technology and 67 percent towards new product development.

Selling, General and Administrative	  Selling, general and administrative
("SG&A") expenses for the second quarter and first six months of fiscal
1999 decreased by 13.2 percent and 14.0 percent, respectively, from the same periods in fiscal 1998. The decrease reflects certain cost reduction actions taken by the Company to reduce its overall cost structure in response to weakened business conditions in both the current fiscal year and second half of fiscal 1998. As a percentage of sales, SG&A expenses for the second quarter and first six months of fiscal 1999 remained nearly flat compared to the same periods of fiscal 1998.

Restructuring of Operations 	In October 1998, the Company announced plans
to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by continued weakness in the semiconductor market, which has resulted in overall lower capacity utilization of the Company's manufacturing facilities. The
Company will close its 4-inch wafer fabrication facility ("Fab 1") and consolidate Fab 1 manufacturing into its 6-inch wafer fabrication facility on the same site. The Company will also move some of the Greenock capacity to its manufacturing facility in Arlington, Texas. This action will reduce the Greenock workforce by approximately 600 employees and is expected to be completed within 12 to 18 months. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations. In connection with the closure of Fab 1, the Company recorded a restructuring charge of $21.3 million in its second quarter ended
November 29, 1998. The charge included $11.9 million for severance, $3.9 million for costs associated with the dismantling of Fab 1 and approximately $5.5 million for other related exit costs. Other costs associated with this action, which will be charged to future operations, include approximately $20-$25 million for process transfer costs and approximately $6-$8 million for retention bonuses. The process transfer costs will be expensed as incurred and the retention bonuses will be expensed ratably as earned over the employees' service period. In addition, accelerated depreciation on the Greenock assets of approximately $9 million per quarter will be incurred over the next 12 to 18 months.

Subsequently in December 1998, the Company engaged the services of an investment banker to assist in seeking a potential investor to acquire and operate the Greenock facility.

The charge for consolidating Greenock was offset by an $8.8 million release of excess reserves related to certain prior restructure actions. The release included $2.8 million of severance, $2.3 million of asset write-offs and $3.7 million of other exit costs. The release of excess reserves was prompted by the completion during the quarter of remaining actions associated with the closure of the Company's 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in April 1998. In addition, the Company was able to sell or transfer to its other manufacturing facilities substantially all of the surplus assets from the 5-inch and 6-inch wafer fabrication facilities. The net restructure charge is reported as a special item in the statement of operations for the second quarter ended November 29, 1998.

Interest Income and Interest Expense	Net interest expense was $0.3
million and $0.2 million for the second quarter and first six months of fiscal 1999, respectively, compared to net interest income of $3.4 million and $15.1 million for the same periods in fiscal 1998. Net interest expense was attributable to less interest earned on lower cash balances combined with lower interest expense due to reduced debt balances. Capitalized interest associated with capital expansion projects had no effect on interest expense quarter to quarter. For the first six months of fiscal 1999, the Company capitalized $0.2 million of interest associated with capital expansion projects, which was recorded in the first quarter. This compares to $5.4 million of interest capitalized for the first six months of fiscal 1998, which was also recorded in the first quarter.

Other Income/Expense, Net	Other expense, net was $8.3 million and $8.0
million for the second quarter and first six months of fiscal 1999, respectively. This compares to other income, net of $1.9 million and $9.3 million for the same periods in fiscal 1998. For the second quarter of fiscal 1999, other expense, net included $0.1 million of net intellectual property income and a $0.3 million gain on the sale of technology. This was offset by a $7.0 million settlement of intellectual property rights and a $1.7 million net loss on equity investments primarily attributable to the write-down of an investment to net realizable value. For the second quarter of fiscal 1998, other income, net included $1.9 million of net intellectual property income and a $1.8 million gain from the sale of stock from the Company's investment holdings. This was offset by a $1.8 million loss from foreign exchange forward contracts. Including the items previously described, other expense, net for the first six months of fiscal 1999 included an additional $0.3 million of net intellectual property income for a total $0.4 million. This compares to other income, net for the first six months of fiscal 1998, which included a $8.4 million net gain from the sale of stock from the Company's investment holdings and $2.7 million of net intellectual property income, offset by a $1.8 million loss from foreign exchange forward contracts.

Income Tax Provision/Benefit	Income tax benefit for fiscal 1999 is based
on the Company's expected effective tax rate of 25 percent.

Financial Condition	During the first six months of fiscal 1999, cash
and cash equivalents decreased by $39.7 million compared to a $181.0 million decrease for the first six months of fiscal 1998. A decrease in capital expenditures for fiscal 1999 from fiscal 1998 was a primary factor in the difference. The Company expended $156.1 million for investment in property, plant and equipment in fiscal 1999 compared to a $366.3 million investment in fiscal 1998. This was partially offset by less cash generated from operating activities of $107 million in fiscal 1999 compared to $178.7 million in fiscal 1998, as well as less cash generated from financing activities of $6.6 million in fiscal 1999 compared to $37.3 million in fiscal 1998. Operating cash was negatively impacted by the losses incurred in fiscal 1999, but was positively impacted by the Company's efforts to increase working capital. The primary contributor to improved working capital trends was a significant reduction in inventories. The decline in cash generated from financing activities in fiscal 1999 was primarily due to less proceeds from the issuance of common stock under the Company's employee stock programs due to the decline in the Company's stock price.

Management foresees substantial cash outlays for plant and equipment throughout fiscal 1999 with primary focus on capacity expansion in the Maine 8-inch wafer fabrication facility, next generation process capability and implementation and expansion of in-house assembly and test capacity for Cyrix microprocessors. In the second quarter of fiscal 1999, management increased the planned level of capital expenditure for the year from the level originally estimated in the first quarter. However, total capital expenditures in fiscal 1999 are still expected to be significantly lower than in fiscal 1998. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1999 capital investments.

Outlook     The statements contained in this Outlook and in the Financial
Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward looking statements. In addition to the risk factors discussed in the Financial Condition and Outlook sections of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 24 through 28 of the Company's 1998 Annual Report on Form 10-K for the fiscal year ended May 31, 1998 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 1999:

Business conditions for the semiconductor industry and the Company remained weak through the fall quarter, although the Company experienced improvement in order rates in the second quarter over the previous quarter. In particular, orders for personal computer related products showed signs of seasonal improvement. The Company also saw a very high order turns environment in the second quarter. However, this higher turns rate of orders results in a lack of forward visibility into the post-Christmas period. As a result, there is no assurance that the improvement in order rates is more than the seasonal pick-up typically experienced through the end of the calendar year. Therefore, the Company continues to be cautious about its future outlook. The Company also has traditionally faced the risk of a drop in order rates in the personal computer industry after the Christmas holiday. While the Company may experience sequential growth in sales for the third quarter, based on current conditions, it expects to incur a loss for the third quarter of fiscal 1999.

The Company's focus also has shifted toward the consumer segment of the personal computer market since the acquisition of Cyrix. As a result, the Company faces the risk that its overall business will be affected by the higher degree of seasonality associated with the consumer segment. Based on a growing supply of microprocessor products in the PC industry, the Company anticipates a more aggressive pricing environment for its microprocessor business during calendar 1999. The Company will also experience increased pressure to rapidly release new processors with higher operating speeds to respond to growing competition in the sub-$1,000 PC market. The Company's inability to endure future price competition or to release new processors in a timely fashion will cause an unfavorable impact on future sales and results of operations.

The Company's future sales and results of operations may also be unfavorably affected by the following additional factors. Since the spring quarter of fiscal 1998, the Company has devoted efforts to develop new network products based on digital signal processing technology in order to recover its market position in the networks business. The Company anticipates the development of those products, which include the QuadPhyter and the MacPhyter to generate sample revenue beginning in the fourth quarter of fiscal 1999 and production revenue in the first quarter of fiscal 2000. The effect of these new products to the Company's sales and results of operations is dependent on whether the Company encounters unforeseen obstacles or schedule delays, and receives acceptance by customers. During the second quarter the Company also experienced increased order activity from its European and Korean customers for the Company's products that support mobile phone handsets. There is a risk that this increased activity is seasonal or that these orders may be subsequently cancelled similar to a trend experienced by the Company last year.

Unless new orders substantially improve from the rate of orders currently experienced, the Company will continue to run its manufacturing facilities at reduced capacity utilization rates to manage inventories and reduce cost. Consequently, gross margin will continue to be adversely affected. The Company will continue to ramp-up wafer starts in its 8-inch wafer fabrication facility in Maine to support the Cyrix products. It will also continue to aggressively transfer processes out of the 4-inch wafer fabrication facility in Greenock into the 6-inch wafer fabrication facility on the same site. The Company will also move some of the capacity to its manufacturing facility in Arlington, Texas. These actions are expected to improve future capacity utilization. In the short-term, the Company will incur incremental transfer costs and accelerated depreciation related to the 4-inch wafer fabrication facility action. As a result, the Company expects gross margin to improve just slightly over gross margin in the fall quarter.

In October 1998, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland. It also plans to seek investors to acquire and operate the facility in Greenock as an independent foundry business. As a result, the Company will close its 4-inch wafer fabrication facility ("Fab 1") and consolidate Fab 1 manufacturing into the remaining 6-inch wafer fabrication facility on the same site. This action will reduce the Greenock workforce by approximately 600 employees and is expected to be completed within 12 to 18 months. In connection with this action, the Company recorded a restructure charge of $21.3 million in its second quarter ended November 29, 1998. Other costs associated with this action, which will be charged to future operations, include approximately $20-$25 million for process transfers costs and approximately $6-$8 million for retention bonuses. The process transfer costs will be expensed as incurred and the retention bonuses will be expensed ratably as earned over the employees' service period. In addition, accelerated depreciation on the Greenock assets of approximately $9.0 million per quarter will be incurred over the next 12 to 18 months. Future operating results may be unfavorably affected if the Company encounters unexpected delays or other problems related to these actions. The Company may be unsuccessful in seeking investors to acquire the operations under terms acceptable to the Company. Retention of the manufacturing operations may have an unfavorable impact on the Company's future operating results. It is also difficult to predict the final impact on the Company's future operating results of the planned spinout, since the structure and timing have not yet been determined.

The following discussion supplements the discussion included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K for the fiscal year ended May 31, 1998, related to the Company's efforts to undertake year 2000 projects. To date the Company has devoted a substantial portion of its year 2000 efforts evaluating, modifying and testing its critical business applications, manufacturing tools and computer systems to be year 2000 ready by the beginning of calendar 1999. Failure to successfully complete year 2000 projects could cause significant disruption of operations. Such disruptions may include, but are not limited to, interruption of manufacturing activities, and inability to process invoices, payments or other systematic business transactions. The Company believes that the largest remediation effort and greatest risk from year 2000 issues arise from its manufacturing and logistics operations. Failure to successfully implement year 2000 modifications in manufacturing tools and related systems could result in the inability to manufacture and deliver products to customers. Projects related to the Company's manufacturing processes are expected to be completed by May 1999. The Company is also currently evaluating its exposure to contingencies related to the year 2000 issues for products it has sold. The Company believes that its products do not directly contain specific calendar year functions. However, customers may use the Company's products in conjunction with customer supplied software over which the Company has no control that may perform non-compliant year 2000 date computations. As a result, there is a risk of litigation associated with the use of such products by customers. Such risks include all the uncertainties and cost associated with litigation. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical year 2000 remediation projects will be completed on schedule. Because of its focus in ensuring the remediation projects are on schedule, the Company has not yet fully developed contingency plans to address alternative solutions in the event the Company fails to successfully make any of its critical systems year 2000 ready. The Company expects to begin the development of contingency plans around the beginning of calendar 1999. At that time, the Company believes it will be better able to identify any deficiencies and appropriately develop specific contingency plans for further remediation efforts.

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

On November 12, 1997, a class action lawsuit was filed in California State Court against the Company, Cyrix Corporation ("Cyrix"), Cyrix's Board of Directors and Cyrix's Chief Executive Officer by Goodman Epstein, individually and on behalf of Cyrix stockholders. The complaint alleges that the named individual defendants breached their fiduciary duty to the stockholders of Cyrix in connection with their approval of Cyrix's merger with a subsidiary of the Company and that the Company further aided and abetted the alleged breach of fiduciary duty. The complaint sought certain declaratory and injunctive relief, an accounting to the plaintiff and members of the class for the damages alleged to have been suffered, costs and fees. An ex parte application filed by plaintiffs for a temporary restraining order, preliminary injunction and an expedited discovery order was scheduled to be heard on November 14, 1997, but was subsequently dropped by plaintiffs and was not heard. In response to the demurrer filed by the defendants, plaintiff has filed its first amended complaint, adding as defendants the Company's directors, Donald Macleod, the Company's Executive Vice President, Finance and Chief Financial Officer, and Richard
D. Crowley, Jr., the Company's Vice President and Controller. The amended complaint alleged breach of fiduciary duty to the stockholders of Cyrix by the Company, Cyrix and the Cyrix individual defendants and violations of Sections 11 and 12(2) of the Securities Act of 1933 by all defendants and seeks certain declaratory and injunctive relief, an accounting to the plaintiff and class members for damages alleged to have been suffered, costs and fees. The demurrer was granted in September 1998 with leave to amend, and a second amended complaint was filed in October 1998. A motion to dismiss the second amended complaint is due to be heard on January 14, 1999. The Company believes the action is without merit and intends to contest it vigorously.

In July 1996, the Company received notices of assessment from the Malaysian Inland Revenue Department totaling approximately 146.9 million Malaysian ringitts ($38.7 million). In December 1998, the Company received additional notices of assessment totaling approximately 53.0 million Malaysian ringitts ($14.0 million). The issues giving rise to the July 1996 and December 1998 assessments primarily relate to intercompany transfer pricing for the Company's manufacturing operations in Malaysia for fiscal year 1985 through 1993. The Company believes the assessments are without merit and has been contesting them administratively. The Company believes it has adequate tax reserves to satisfy the ultimate resolution of the assessments.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)	The Registrant's Annual Meeting was held on September 25, 1998.

(b)	The following directors were elected at the Meeting:

   			                                       					AUTHORITY
      	DIRECTOR	               FOR	               WITHHELD
      	--------                ---                ---------
	      Brian L. Halla   	      125,274,245	       8,326,484
	      Gary P. Arnold	         125,421,146       	8,179,583
	      E. Floyd Kvamme	        125,497,629	       8,103,100
      	Modesto A. Maidique	    125,378,399	       8,222,332
	      Edward R. McCracken	    125,469,300	       8,131,429
	      Donald E. Weeden	       125,435,239	       8,165,490


Item 6.   Exhibits and Reports on Form 8-K
------------------------------------------

(a)	Exhibits

3.1	Second Restated Certificate of Incorporation of the Company as amended
    (incorporated by reference from the Exhibits to the Company's
    Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of
    Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-09957, which became effective August 12,
    1996).

3.2	By Laws of the Company (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended August 30, 1998 filed October 2, 1998).

4.1	Rights Agreement (incorporated by reference from the Exhibits to the
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

4.2	Form of Common Stock Certificate (incorporated by reference from the
    Exhibits to the Company's Registration Statement on Form S-3
    Registration No. 33-48935, which became effective October 5, 1992).

4.3	Indenture dated as of September 15, 1995 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.4	Form of Note (incorporated by reference from the Exhibits to the
    Company's Registration Statement on From S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.5	Indenture dated as of May 28, 1996 between Cyrix Corporation ("Cyrix")
    and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form
    S-3 Registration No. 333-10669, which became effective August 22,
    1996).

4.6	Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

 (b)	Reports on Form 8-K

    	A report on Form 8-K was filed October 8, 1998 announcing the Company's plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility as an independent foundry business. The Company also reported it expected to incur a restructure charge in connection with the consolidation of $18-$25 million during the second quarter of fiscal 1999. In addition, the Company also reported that it expected the depreciation expense associated with the Greenock assets would be increased in the future.




SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL SEMICONDUCTOR CORPORATION



Date:  January 12, 1999              /s/ Lewis Chew
                                     ----------------------------------
                                     Lewis Chew
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer