Form 10-Q
period 1999-02-28
NATIONAL SEMICONDUCTOR CORP
filed 1999-04-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 1999

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
                                                              ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Title of Each Class               Outstanding at February 28, 1999.
 -------------------               ---------------------------------
Common stock, par value $0.50 per share            167,970,413







NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                               Page No.
Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations
            (Unaudited) for the Three Months and Nine Months
             Ended February 28, 1999 and March 1, 1998             3

          Condensed Consolidated Statements of Other
            Comprehensive Income(Loss) (Unaudited) for the
            Three Months and Nine Months Ended February 28,
            1999 and March 1, 1998                                 4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of February 28, 1999 and May 31, 1998               5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended February 28,
             1999 and March 1, 1998                                6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                7-10

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  11-17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     17

Part II.  Other Information

Item 1.   Legal Proceedings                                       18

Item 6.   Exhibits and Reports on Form 8-K                       18-19

Signature                                                         20





PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            Feb. 28,   Mar. 1,      Feb. 28,    Mar. 1,
                              1999      1998          1999       1998
                            --------  --------      --------   --------
Net sales                    $ 500.1   $ 650.1      $1,479.8   $2,026.7

Operating costs and expenses:
Cost of sales                  345.0     414.0       1,176.7    1,246.7
Research and development       119.3     128.9         354.3      358.9
Selling, general and
 administrative                 82.3      90.9         240.2      274.7
Special items:
 Merger costs                     -         -             -        30.0
 Restructuring of operations      -         -           12.5         -
 In-process R&D charge            -        5.2            -         7.7
                             -------    ------      --------    -------
   Total operating costs
     and expenses              546.6     639.0       1,783.7    1,918.0
                             -------    ------      --------    -------
Operating income(loss)         (46.5)     11.1        (303.9)     108.7
Interest income(expense), net   (0.3)      4.7          (0.5)      19.8
Other income, net               10.5      13.9           2.5       23.2
                             -------   -------      --------    -------
Income(loss) before
  income taxes                 (36.3)     29.7        (301.9)     151.7
Income tax provision(benefit)   (9.1)      7.4         (75.5)      37.9
                             -------    ------      --------    -------
Net income(loss)              $(27.2)   $ 22.3       $(226.4)   $ 113.8
                             =======    ======      ========    =======

Earnings(loss) per share:
         Basic                $(0.16)    $ .14        $(1.36)     $  .70
         Diluted              $(0.16)    $ .13        $(1.36)     $  .68

Weighted average shares:
         Basic                 167.5     164.5         166.6       163.5
         Diluted               167.5     167.3         166.6       167.7

Income(loss) used in basic
   and diluted earnings(loss)
   per share calculation      $(27.2)   $ 22.3       $(226.4)    $ 113.8








See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)


                                Three Months Ended   Nine Months Ended
                                ------------------   ------------------
                                Feb. 28,   Mar. 1,   Feb. 28,   Mar. 1,
                                  1999      1998       1999      1998
                                --------  --------   --------  --------
Net income(loss)                $  (27.2) $   22.3   $ (226.4) $  113.8

Other comprehensive
  income(loss), net of tax:

    Unrealized gain(loss) on
    available-for-sale
    securities                      (0.1)     (0.1)        -        2.0

    Reclassification adjustment
    for realized gain included
    in net income                     -       (1.2)        -       (6.3)
                                --------  --------   --------  --------
Comprehensive income(loss)      $  (27.3) $   21.0   $ (226.4) $  109.5
                                ========  ========   ========  ========











See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                              Feb. 28,       May 31,
                                                1999          1998
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  457.8       $  460.8
  Short-term marketable investments              105.2          112.4
  Receivables, net                               199.9          208.5
  Inventories                                    189.6          283.9
  Deferred tax assets                            132.1          166.2
  Other current assets                            40.2           76.4
                                              --------       --------
  Total current assets                         1,124.8        1,308.2

Property, plant and equipment                  2,948.7        2,939.7
  Less accumulated depreciation               (1,340.2)      (1,283.9)
                                              --------       --------
  Net property, plant and equipment            1,608.5        1,655.8
Other assets                                     162.7          136.7
                                              --------       --------
Total assets                                  $2,896.0       $3,100.7
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   43.3       $   53.9
  Accounts payable                               225.5          237.0
  Accrued expenses                               307.8          310.9
  Income taxes                                   153.8          191.8
                                              --------       --------
  Total current liabilities                      730.4          793.6

Long-term debt                                   444.3          390.7
Deferred income taxes                              1.4            4.4
Other non-current liabilities                     55.9           53.1
                                              --------       --------
  Total liabilities                            1,232.0        1,241.8
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    84.0           82.7
  Additional paid-in capital                   1,243.0        1,212.8
  Retained earnings                              349.4          575.8
  Accumulated other comprehensive loss           (12.4)         (12.4)
                                              --------       --------
  Total shareholders' equity                   1,664.0        1,858.9
                                              --------       --------
Total liabilities and shareholders' equity    $2,896.0       $3,100.7
                                              ========       ========





See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)          Nine Months Ended
                                                  --------------------
                                                  Feb. 28,      Mar. 1,
                                                    1999         1998
                                                  -------      -------
Cash flows from operating activities:
Net income(loss)                                  $(226.4)     $ 113.8
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     297.3        217.7
  (Gain)loss on investments                           0.1         (8.9)
  Tax benefit associated with stock options           0.5         17.7
  Loss on disposal of equipment                      42.9          9.4
  Provision for loss on note receivable               1.6           -
  Non-cash special charges                           12.5         37.7
  Other, net                                          0.7         (3.7)
  Changes in certain assets and liabilities, net:
    Receivables                                       8.6         (3.9)
    Inventories                                      94.3        (76.7)
    Other current assets                             36.2         (3.7)
    Accounts payable and accrued expenses           (28.6)       (48.2)
    Current and deferred income taxes               (45.0)         0.7
    Other non-current liabilities                     2.8          2.5
                                                  --------     --------
Net cash provided by operating activities           197.5        254.4
                                                  --------     --------
Cash flows from investing activities:
Purchase of property, plant and equipment          (260.4)      (513.9)
Sale and maturity of marketable investments         131.4      1,001.6
Purchase of marketable investments                 (124.2)    (1,034.9)
Sale of investments                                   0.1         16.2
Business acquisition, net of cash acquired             -          (8.3)
Other, net                                          (10.3)       (14.1)
                                                  --------     --------
Net cash used by investing activities              (263.4)      (553.4)
                                                  --------     --------
Cash flows from financing activities:
Proceeds from bank borrowing                         77.5        100.4
Repayment of debt                                   (34.5)      (137.2)
Issuance of common stock, net                        19.9         53.7
                                                  --------     --------
Net cash provided by financing activities            62.9         16.9
                                                  --------     --------
Net change in cash and cash equivalents              (3.0)      (282.1)
Adjustment to conform pooling of interest for
  cash and cash equivalents at beginning of year       -          17.6
Cash and cash equivalents at beginning of period    460.8        897.8
                                                  --------     --------
Cash and cash equivalents at end of period        $ 457.8      $ 633.3
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

Earnings Per Share:
A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                             Three Months Ended       Nine Months Ended
                            --------------------    --------------------
                             Feb. 28,   Mar. 1,     Feb. 28,     Mar. 1,
(in millions)                  1999      1998         1999        1998
                             -------   --------     --------    --------
Net income(loss) used for
  basic and diluted
  earnings per share         $ (27.2)  $   22.3     $ (226.4)   $  113.8
                             =======   ========     ========    ========
Number of shares:

Weighted average common
  shares outstanding used for
  basic earnings per share     167.5      164.5        166.6       163.5

Effect of dilutive
  securities:

  Stock options                   -         2.8           -          4.2
                             -------   --------     --------    --------
Weighted average common
  and potential common shares
  outstanding used for
  diluted earnings per share   167.5      167.3        166.6       167.7
                             =======   ========     ========    ========

As of February 28, 1999, there were options outstanding to purchase 29.9 million shares of the Company's common stock with a weighted-average exercise price of $15.28, which could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share as their effect was antidilutive. As of February 28, 1999, the Company also had outstanding $258.8 million of convertible subordinated notes, which are convertible into approximately
6.0 million shares of common stock. These notes were not assumed to be converted in the computation of diluted earnings per share because they were antidilutive in all periods presented.

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

The components of accumulated other comprehensive loss are as follows:

                                                    Feb. 28,     May 31,
(in millions)                                         1999        1998
                                                    -------     --------
Unrealized gain on available-for-sale
  securities, net of tax                           $   0.1       $  0.1
Minimum pension liability                            (12.5)       (12.5)
                                                   -------      -------
                                                   $ (12.4)     $ (12.4)
                                                   =======      =======

Note 2.  Restructuring of Operations
In October 1998, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by continued weakness in the semiconductor market, which resulted in overall lower capacity utilization of the Company's manufacturing facilities. The Company engaged the services of an investment banker to assist in seeking a potential investor to acquire and operate the Greenock facility. The Company will close its 4-inch wafer fabrication facility ("Fab 1") in Greenock and consolidate Fab 1 manufacturing into its 6-inch wafer fabrication facility on the same site. The Company will also move some of the Greenock capacity and related processes to its manufacturing facility in Arlington, Texas. This action will reduce the Greenock workforce by approximately 600 employees and is expected to be completed by the third quarter of fiscal 2000. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations. In connection with the closure of Fab 1, the Company recorded a restructuring charge of $21.3 million in its second quarter ended November 29, 1998. The charge included $11.9 million for severance, $3.9 million for costs associated with the dismantling of Fab 1 and approximately $5.5 million for other related exit costs. To date the Company has paid no amounts for severance or other related exit costs. Included in accrued expenses at February 28, 1999, is $21.3 million related to the actions previously described.

Other costs associated with this action, which include process transfer costs and employee retention bonuses, are being charged to operations as incurred. Operating loss for the three months ended February 28, 1999, included $3.3 million related to process transfer costs and $2.7 million related to employee retention bonuses. The Company also incurred accelerated depreciation on the Greenock assets of approximately $9.5 million for the three months ended February 28, 1999.

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

The net restructure charge is reported as a special item in the statement of operations for the nine months ended February 28, 1999.


Note 4.  Consolidated Financial Statement Detail

The components of inventories were:
                                                   Feb. 28,     May 31,
(in millions)                                        1999        1998
                                                   -------     -------

Raw materials                                      $  18.9     $  19.3
Work in process                                      107.2       176.0
Finished goods                                        63.5        88.6
                                                   -------     -------
     Total inventories                             $ 189.6     $ 283.9
                                                   =======     =======

Components of other interest
Income(expense), net and other
income, net, were:
                                 Three Months Ended   Nine Months Ended
                                 ------------------   -----------------
                                 Feb. 28,  Mar. 1,    Feb. 28,   Mar. 1,
                                   1999     1998        1999      1998
                                 -------   -------    -------    ------
Interest income(expense), net
-----------------------------
            Interest income      $   7.1   $  12.1    $  20.6   $  38.7
            Interest expense     $  (7.4)  $  (7.4)   $ (21.1)  $ (18.9)
                                 -------   -------    -------   -------
Interest income(expense), net    $  (0.3)  $   4.7    $  (0.5)  $  19.8
                                 =======   =======    =======   =======

Other income, net
-----------------
Net intellectual property income $  10.5   $  11.7    $  10.9   $  14.3
Gain(loss)on investments, net         -        1.8       (0.1)     10.3
Other                                 -        0.4       (8.3)     (1.4)
                                 -------   -------    -------   -------
Total other income, net          $  10.5   $  13.9    $   2.5   $  23.2
                                 =======   =======    =======   =======


Note 5.  Statement of Cash Flow Information
                                                     Nine Months Ended
                                                   --------------------
                                                   Feb. 28,     Mar. 1,
(in millions)                                        1999        1998
                                                   -------      -------
Supplemental Disclosure of Cash Flow
  Information
Cash paid(refunded) for:
    Interest                                       $  21.5     $  23.6
    Income taxes                                     (42.1)         .1
    Interest on tax settlements                        2.9        17.8


Supplemental Schedule of Noncash Investing
  and Financing Activities
  Issuance of stock for employee benefit plans     $   1.3     $   2.5
  Issuance of restricted stock                         2.5        17.7
  Unrealized gain on available-for-sale
    securities                                          -         (4.3)
  Restricted stock cancellation                        1.4          .2

Note 6.  One-Time Charge Associated with Contract Termination
On September 25, 1998, the Company announced that it had reached agreement with International Business Machines Corporation ("IBM") for termination of the wafer manufacturing and marketing agreement that previously existed between its Cyrix Corporation ("Cyrix") subsidiary and IBM. Under terms of the agreement, the Company's Cyrix subsidiary has been relieved of its obligations to purchase wafers from IBM and IBM has ceased the competitive sale of Cyrix-designed processors to customers other than National. In addition, Cyrix transferred to IBM ownership of certain assets that physically resided at an IBM facility. As a result of the contract termination and asset transfers, the Company incurred a one-time charge of $48.6 million recorded in cost of sales in the nine months ended February 28, 1999. The one-time charge included $30.6 million for the write-off of manufacturing assets transferred to IBM and $18 million for the write-off of prepaid wafer purchases and other costs associated with terminating the original agreement.

Note 7.  Contingencies

In fiscal 1997 and 1999, the Company received notices of assessment from the Malaysian Inland Revenue Department totaling 199.9 million Malaysian ringitts ($52.6 million). The issues giving rise to the assessments primarily relate to intercompany transfer pricing for the Company's manufacturing operations in Malaysia for fiscal year 1985 through 1993. In February 1999, the Company reached an agreement in substance with the Malaysian Inland Revenue Department to settle all outstanding assessments. The Company anticipates that the amount of the final assessments will be covered by previously established reserves.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview The Company recorded net sales of $500.1 million and $1,479.8 million for the third quarter and first nine months of fiscal 1999, respectively. This represents a 23.1 percent and 27.0 percent decrease from net sales of $650.1 million and $2,026.7 million, respectively, for the same periods of fiscal 1998. Lower sales were caused by significant price reductions in the Cyrix M II line of products due to increased competition and availability of new higher speed processor products from competitors, and the lack of successful new product introductions from the Company's networks division. Lower sales were also heavily driven by a general slowdown in new orders the Company experienced beginning in the second half of fiscal 1998 through the third quarter of fiscal 1999. Economic uncertainties in Japan and the Asia Pacific region that prevailed during the first half of calendar 1998, partially contributed to the slowdown in new orders.

A net loss of $27.2 million and $226.4 million was recorded for the third quarter and first nine months of fiscal 1999, respectively, compared to net income of $22.3 million and $113.8 million for the same periods of fiscal
1998.   The net loss was primarily attributable to lower sales and margin erosion mainly due to lower factory utilization. Results for the first nine months of fiscal 1999 included a $21.3 million charge in the second quarter for restructuring of operations related to the announced consolidation of its wafer manufacturing operations in Greenock, Scotland (See Restructuring of Operations). This restructure charge was offset by an $8.8 million release in the second quarter of excess reserves related to certain prior restructure actions, which were substantially completed. The net restructure charge is reported as a special item in the statement of operations. The Company also recorded a one-time charge of $48.6 million in the second quarter for costs associated with the termination of a wafer manufacturing and marketing agreement between its Cyrix subsidiary and IBM (See Note 6). This charge is included in cost of sales for the first nine months of fiscal 1999. Special items in the comparable first nine months of fiscal 1998 included acquisition related charges of $7.7 million for in-process research and development, plus a $30.0 million charge related to certain merger and related expenses in connection with the acquisition of Cyrix Corporation.

Sales The decline in sales was a result of both lower volume and price erosion in most of the Company's product areas. Sales for analog products declined in the third quarter and first nine months of fiscal 1999 by 11.1 percent and 19.4 percent, respectively, from sales for the same periods of fiscal 1998. General weakness experienced by the Company since the second half of fiscal 1998 in the PC and communications product related markets contributed to the overall decline in sales for the Company's analog products. Industry-wide excess capacity caused average analog selling prices to decline sequentially in each of the three fiscal quarters in 1999, which more than offset sequential volume increases in the second and third quarter of fiscal 1999. Analog unit volume in the third quarter of fiscal 1999 was actually higher than in the third quarter of fiscal 1998. Price pressure caused by a significant shift toward manufacturing lower cost PCs in the PC industry and weakness in the communications markets also caused lower sales for wide area networks ("WAN") products and certain other PC related peripheral products. Sales for WAN products (including application specific wireless communication products) declined 17.3 percent and 11.1 percent in the third quarter and first nine months of fiscal 1999, respectively, from the same periods of fiscal 1998. The decline reflected lower unit shipments while unit prices generally remained flat. Despite the decline in year to date fiscal 1999 sales, sales for WAN products in the current quarter grew significantly over sales for the previous second quarter. Sales for network products declined
63.2 percent and 65.8 percent in the third quarter and first nine months of fiscal 1999, respectively, over sales for the same periods of fiscal 1998, as the Company continued to experience declining shipments and price erosion in its existing mature portfolio of ethernet products. The Company's failure to introduce successful new network products during fiscal 1998 was the primary cause of the sharp drop in fiscal 1999 sales for networks products. Unit volume of Cyrix M II products increased in the third quarter of fiscal 1999, causing an increase in sales of 27.9 percent over sales for the third quarter of fiscal 1998. Cyrix sales for the first nine months of fiscal 1999 declined
5.8 percent from sales for the first nine months of fiscal 1998, although unit volume increased. Despite growth in the overall market demand for sub-$1,000 PCs, which is the target market for Cyrix M II products, Cyrix volume and average selling prices were negatively impacted by highly competitive pricing trends as well as higher speed processor offerings by competitors in comparison to Cyrix products. Sales for certain other PC related peripheral products declined approximately 51 percent and 48 percent in the third quarter and first nine months of fiscal 1999, respectively, compared to the same periods of fiscal 1998.

Gross Margin   Gross margin as a percentage of sales declined to 31.0
percent and 20.5 percent for the third quarter and first nine months of fiscal 1999, respectively, compared to 36.3 percent and 38.5 percent for the same periods in fiscal 1998. Excluding the effect of the one-time charge related to the IBM contract termination, gross margin for the first nine months of fiscal 1999 was 23.8 percent. The primary factors contributing to the decline in gross margin continued to be lower factory utilization combined with price erosion, particularly in the Cyrix microprocessor products. While the IBM action has enabled the Company to ramp-up its own microprocessor manufacturing and more fully utilize the capacity available in its 0.35/0.25 micron wafer fabrication facility in Maine, factory utilization declined from 82 percent for the third quarter of fiscal 1998 to 64 percent for the third quarter of fiscal 1999. With the exception of Maine, the Company continued to run its other manufacturing facilities at reduced capacity utilization rates in order to manage inventory levels and control cost. Until the Company completes the closure of its 4-inch wafer fabrication facility in Greenock and moves this capacity and related processes to its other manufacturing facilities, overall factory utilization will continue to run lower due to declining capacity utilization in the Greenock facility. Despite an overall decline from fiscal 1998, factory utilization in the third quarter of fiscal 1999 increased slightly over the rate of 62 percent for the second quarter. This increase together with a better mix of higher margin analog and wireless product shipments contributed to quarterly sequential improvement in gross margin for the third quarter of fiscal 1999.

Research and Development   Research and Development ("R&D") expense for
the third quarter and first nine months of fiscal 1999 decreased 11.0 percent and 3.3 percent, respectively, from the comparable periods of fiscal 1998.
R&D expenses for the third quarter of fiscal 1998 included a $5.2 million special charge for in-process R&D related to the acquisition of technology from Gulbransen Corporation. For the first nine months of fiscal 1998, R&D expenses included an additional $2.5 million special charge for in-process R&D related to the acquisition of Future Integrated Systems, Inc. Excluding the effect of these special charges from the comparable fiscal 1998 periods, R&D expenses in the third quarter and first nine months of fiscal 1999 decreased
7.4 percent and 1.3 percent, respectively. The decrease in R&D reflects the Company's efforts to better align its R&D spending with current business conditions. Overall, the Company's R&D expenses continue to be heavily focused on advanced submicron CMOS process technology, which is consistent with one of the Company's stated strategic imperatives. The Company has also invested resources in the development of Cyrix microprocessor-based products. Its efforts have been focused on the development of new microprocessor cores and the integration of those cores with the Company's other technological capabilities in order to develop system-on-a-chip products aimed at the emerging information appliances market. The Company also continues to invest resources in the development of new analog and mixed-signal technology based products for applications in the personal systems, communications and consumer markets. R&D spending for fiscal 1999 for process technology continued to grow over the fiscal 1998 spending levels. However, this growth was offset by a decline in spending for product development as part of management's alignment of spending with current business conditions. Through the first nine months of fiscal 1999, the Company devoted approximately 33 percent of its R&D effort towards the development of process technology and 67 percent towards new product development.

Selling, General and Administrative   Selling, general and administrative
("SG&A") expenses for the third quarter and first nine months of fiscal 1999 decreased by 9.5 percent and 12.6 percent, respectively, from the same periods in fiscal 1998. The decrease reflects certain cost reduction actions taken by the Company to reduce its overall cost structure in response to weakened business conditions from the second half of fiscal 1998 through the current quarter.

Restructuring of Operations In October 1998, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by continued weakness in the semiconductor market, which resulted in overall lower capacity utilization of the Company's manufacturing facilities. The Company engaged the services of an investment banker to assist in seeking a potential investor to acquire and operate the Greenock facility. The Company will close its 4-inch wafer fabrication facility ("Fab 1") in Greenock and consolidate Fab 1 manufacturing into its 6-inch wafer fabrication facility on the same site.
The Company will also move some of the Greenock capacity and related processes to its manufacturing facility in Arlington, Texas. This action will reduce the Greenock workforce by approximately 600 employees and is expected to be completed by the third quarter of fiscal 2000. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations. In connection with the closure of Fab 1, the Company recorded a restructuring charge of $21.3 million in its second quarter ended November 29, 1998. The charge included $11.9 million for severance, $3.9 million for costs associated with the dismantling of Fab 1 and approximately $5.5 million for other related exit costs. To date the Company has paid no amounts for severance or other related exit costs. Included in accrued expenses at February 28, 1999, is $21.3 million related to the actions previously described.

Other costs associated with this action, which include process transfer costs and employee retention bonuses, are being charged to operations as incurred. Operating loss for the three months ended February 28, 1999, included $3.3 million related to process transfer costs and $2.7 million related to employee retention bonuses. The Company also incurred accelerated depreciation on the Greenock assets of approximately $9.5 million for the three months ended February 28, 1999. An additional $17-$22 million of process transfer costs, $7 million of employee retention bonuses and accelerated depreciation of approximately $9.5 million per quarter are still expected to be charged to future operations. These additional charges are expected to be incurred through the third quarter of fiscal 2000 when the Company expects the Fab 1 closure and process transfers to be completed.

The charge for consolidating Greenock was offset by an $8.8 million release of excess reserves related to certain prior restructure actions. The release included $2.8 million of severance, $2.3 million of asset write-offs and $3.7 million of other exit costs. The release of excess reserves was prompted by the completion during the first nine months of fiscal 1999 of remaining actions associated with the closure of the Company's 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in April 1998. In addition, the Company was able to sell or transfer to its other manufacturing facilities substantially all of the surplus assets from the 5-inch and 6-inch wafer fabrication facilities. The net restructure charge is reported as a special item in the statement of operations for the nine months ended November 29, 1998.



Interest Income and Interest Expense Net interest expense was $0.3 million and $0.5 million for the third quarter and first nine months of fiscal 1999, respectively, compared to net interest income of $4.7 million and $19.8 million for the same periods in fiscal 1998. Net interest expense was primarily attributable to less interest earned on lower cash balances while interest expense was relatively consistent between periods. Capitalized interest associated with capital expansion projects had no effect on interest expense quarter to quarter. For the first nine months of fiscal 1999, the Company capitalized $0.2 million of interest associated with capital expansion projects, which was recorded in the first quarter. This compares to $5.4 million of interest capitalized for the first nine months of fiscal 1998, which was also recorded in the first quarter.

Other Income/Expense, Net Other income, net was $10.5 million and $2.5 million for the third quarter and first nine months of fiscal 1999, respectively. This compares to other income, net of $13.9 million and $23.2 million for the same periods in fiscal 1998. For the third quarter of fiscal 1999, other income, net included $10.5 million of net intellectual property income primarily related to a significant licensing agreement with a Korean firm. This compares to other income, net for the third quarter of fiscal 1998, which included $11.7 million of net intellectual property income related to a significant licensing agreement with another Korean firm, as well as smaller ongoing royalty receipts. Other income, net for the third quarter of fiscal 1998 also included a $1.8 million gain from investments primarily arising from the sale of stock from the Company's investment holdings and a $0.4 million gain from foreign currency forward contracts. Other income, net for the first nine months of fiscal 1999 included an additional $0.4 million of net intellectual property income for a total $10.9 million and a $0.3 million gain on the sale of technology. This was offset by a $7.0 million settlement of disputes involving intellectual property rights and a $1.7 million net loss on equity investments primarily attributable to the write-down of an investment to net realizable value. This compares to other income, net for the first nine months of fiscal 1998, which included $14.3 million of net intellectual property income and a $10.3 million net gain from the sale of stock from the Company's investment holdings. This was offset by a net loss of $1.4 million from foreign currency forward contracts.

Income Tax Provision/Benefit Income tax benefit for fiscal 1999 is based on the Company's expected effective tax rate of 25 percent.

Financial Condition During the first nine months of fiscal 1999, cash and cash equivalents decreased by $3.0 million compared to a $282.1 million decrease for the first nine months of fiscal 1998. A reduction in capital expenditures for fiscal 1999 from the level expended in fiscal 1998 was a primary factor in this overall improvement. The Company's investment in property, plant and equipment in fiscal 1999 was $260.4 million compared to a $513.9 million investment in fiscal 1998. The increase in cash generated from financing activities of $62.9 million in fiscal 1999 over cash generated from financing activities of $16.9 million in fiscal 1998 was also a contributing factor. Although proceeds from debt of $77.5 million in fiscal 1999 were lower compared to proceeds from debt of $100.4 million in fiscal 1998, debt repayments were also substantially lower in fiscal 1999, declining from $137.2 million in fiscal 1998, which included the redemption of $126.4 million of the 5.5% convertible subordinated notes to $34.5 million in the current year.
This was offset by less cash generated from operating activities of $197.5 million in fiscal 1999 compared to $254.4 million in fiscal 1998. Operating cash was negatively impacted by the losses incurred in fiscal 1999, but was positively impacted by the Company's efforts to manage working capital. Significantly reduced inventories and large tax refunds were the most notable outcomes of these efforts.

Management foresees substantial cash outlays for plant and equipment throughout fiscal 1999 with primary focus on capacity expansion in the Maine 8-inch wafer fabrication facility, next generation process capability and implementation and expansion of in-house assembly and test capacity for Cyrix microprocessors. Total capital expenditures in fiscal 1999 are expected to be significantly lower than in fiscal 1998. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 1999 capital investments.

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

Business conditions for the semiconductor industry and the Company remained weak through the winter quarter as new orders declined in the post holiday season. Although the Company experienced a general decline in new orders, new orders for analog products improved. In particular, new orders for wireless products showed significant improvement near the end of the quarter. This increase in order rates resulted in sequential quarterly improvement of sales in fiscal 1999 for these product areas. The Company believes its business in these areas is strong and growing and anticipates this improvement to continue into the spring. However, the Company still remains cautious about its future outlook, particularly with respect to the PC processor marketplace and its impact on the Cyrix business. The Company also continued to see a very high order turns environment in the third quarter causing a lack of forward visibility into the spring quarter. Moreover, the Company has entered the fourth quarter with a lower backlog level than it has experienced in any previous quarter of fiscal 1999. There is no assurance that the improvement in order rates will continue for any duration of time. Based on current conditions, the Company expects to incur a loss for the fourth quarter of fiscal 1999.

The Company's focus also has shifted toward the consumer segment of the PC market since the acquisition of Cyrix. As a result, the Company faces the risk that its overall business will be affected by the higher degree of seasonality associated with the consumer segment. Based on a growing supply of microprocessor products in the PC industry, the Company anticipates a more aggressive pricing environment for its microprocessor business during calendar 1999. The Company will also experience increased pressure to rapidly release new processors with higher operating speeds to respond to growing competition in the sub-$1,000 PC market. The Company's inability to endure future price competition or to release new processors in a timely fashion will cause an unfavorable impact on future sales and results of operations. The Company's inability to provide a full range of speeds in processors will also have an unfavorable impact on its competitive position in the market.

The Company's future sales and results of operations may also be unfavorably affected by the following additional factors. Since the spring quarter of fiscal 1998, the Company has devoted efforts to develop new network products based on digital signal processing technology in order to recover its market position in the networks business. The Company's sales and results of operations may be affected by unforeseen obstacles or schedule delays, and customer acceptance. The Company anticipates the development of the MacPhyter, the first of those products, to generate sales late in the first quarter of fiscal 2000. The Company also continues to evaluate its discretionary spending and management is committed to take necessary actions to align its costs with current business conditions. While such actions are expected to benefit the cost structure for future ongoing operations, certain actions may have an unfavorable impact on the Company's operating results in the near term.

Unless new orders substantially improve from the rate of orders currently experienced, the Company will continue to run its manufacturing facilities at reduced capacity utilization rates to manage inventories and reduce cost. Consequently, gross margin will continue to be adversely affected. The Company will align the level of wafer starts in its 8-inch wafer fabrication facility in Maine, primarily to support business demand for Cyrix products. Should the Company be unsuccessful in growing its Cyrix business as planned, the level of wafer starts in the Maine facility will be unfavorably affected. The Company will also continue to aggressively transfer processes from the 4-inch wafer fabrication facility in Greenock into the 6-inch wafer fabrication facility on the same site. Some of the capacity and related processes will also be moved to the Company's manufacturing facility in Arlington, Texas. These actions are expected to improve future capacity utilization. In the short-term, the Company will incur incremental transfer costs and accelerated depreciation related to the 4-inch wafer fabrication facility closure. As a result, the Company does not expect any significant improvement in gross margin for the fourth quarter of fiscal 1999.

As previously discussed, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility as an independent foundry business. If the Company encounters unexpected delays or other problems related to these planned actions, future operating results may be unfavorably affected. The Company may also be unsuccessful in seeking investors to acquire the operations under terms acceptable to the Company. Retention of the manufacturing operations may have an unfavorable impact on the Company's future operating results. It is also difficult to predict the final impact on the Company's future operating results of the planned spinout, since the structure and timing have not yet been determined. A final price lower than originally estimated will have an unfavorable impact on the Company's future operating results.

The following supplements the discussion included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K for the fiscal year ended May 31, 1998, related to the Company's efforts to undertake year 2000 projects. To date the Company has devoted a substantial portion of its year 2000 efforts evaluating, modifying and testing its critical business applications, manufacturing tools and computer systems to be year 2000 ready by the beginning of calendar 1999. The Company has also devoted considerable effort to assessing its supply and customer base to monitor the potential impact of year 2000 issues that are outside the Company's direct control. Although substantial progress has been made, not all related activities have been fully completed. Failure to successfully complete year 2000 projects could cause significant disruption to operations. Such disruptions may include, but are not limited to, interruption of manufacturing activities, and inability to process invoices, payments or other systematic business transactions. The Company believes that the largest remediation effort and greatest risk from year 2000 issues arise from its manufacturing and logistics operations. Failure to successfully implement year 2000 modifications in manufacturing tools and related systems could result in the inability to manufacture and deliver products to customers. Projects related to the Company's manufacturing processes are expected to be completed by June 1999. The Company is also currently evaluating its exposure to contingencies related to the year 2000 issues for products it has sold. The Company believes that its products do not directly contain century counters that provide calendar year functions. However, customers may use the Company's products in conjunction with customer supplied software over which the Company has no control that may perform non-compliant year 2000 date computations. As a result, there is a risk of litigation associated with the use of such products by customers. Such risks include all the uncertainties and cost associated with litigation. While there can be no assurance that unforeseen problems will not be encountered, the Company expects that all critical year 2000 remediation projects will be completed on schedule. Because of its focus in ensuring the remediation projects are on schedule, the Company has not yet fully developed contingency plans to address all alternative solutions in the event the Company fails to successfully make any of its critical systems year 2000 ready. The Company has begun to develop contingency plans directed at mission-critical systems and process and will finalize these plans as it completes its remediation efforts. At that time, the Company believes it will be better able to identify any deficiencies and appropriately develop specific contingency plans.

The forward looking statements discussed or incorporated by reference in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the PC and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.


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

 In the Cyrix class action lawsuit, a motion to dismiss the amended complaint was heard in January 1999. The motion was granted in part, and the case is now proceeding to discovery.

 In February 1999, the Company reached an agreement in substance with the Malaysian Inland Revenue Department to settle all outstanding assessments. The Company anticipates that the amount of the final assessments will be covered by previously established reserves.

 On January 15, 1999, a class action lawsuit claiming damages for personal injury was filed in California state court against the Company by nine present and former employees. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. The Company has not yet been served with the complaint. The Company believes the action is without merit, and, if served, intends to contest it vigorously.

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

10.1 Management Contract or Compensatory Plan or Agreement: Settlement Agreement and General Release with Robert M. Penn, dated February 9, 1999.

 (b) Reports on Form 8-K

     No reports on Form 8-K were filed for the quarter ending February
     28, 1999.



SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 9, 1999                 /s/ Lewis Chew
                                     ----------------------------------
                                     Lewis Chew
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer


Exhibit 10.1

SETTLEMENT AGREEMENT AND GENERAL RELEASE

 This Settlement Agreement and General Release (hereinafter
"Agreement") is entered into this 9th day of February, 1999("Effective Date"), by and between Robert M. Penn (hereinafter "Employee") and National Semiconductor Corporation (hereinafter "Company").

 WHEREAS, Employee and the Company have agreed that Employee's active employment at the Company will be terminated effective as of February 1, 2000; and
 WHEREAS, Company desires to provide termination benefits to Employee in connection with the termination on the terms specified herein; and

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

 NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and Company agree as follows:

 1. Effective as of February 1, 1999 ("Resignation Date"),
Employee shall resign as an active employee and shall be relieved of any further obligations to perform services as an employee on behalf of the Company. Employee agrees to resign all positions held by Employee in the Company or any of its subsidiaries on or before the Resignation Date.

 2. Subject to the limitation set forth below, from and after the Resignation Date, as consideration for this Agreement and in lieu of any other severance payment, the Company will continue to pay Employee's salary (at current levels and less any withholdings required by law) and all associated benefits (for those individuals covered at the Resignation
Date), including but not limited to those benefits listed on Exhibit A but specifically excluding vacation accrual, as if Employee were an active employee for an additional period of one year, ending on the one year anniversary of the Resignation Date (which date shall be referred to as the "Termination Date"). If Employee accepts full-time employment (not including consulting) prior to the Termination Date, Employee shall so notify Company's Vice President, Human Resources. In such case, Company shall pay to Employee in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through the Termination Date. In the event of the untimely death of Employee prior to the Termination Date, the Company shall pay to Employee's beneficiary or estate in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through the Termination Date, provided said sum has not already been paid to Employee. The Company's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on the date that salary and benefits end.

3. Employee will be eligible for an Executive Officer Incentive
Plan ("EOIP") award for fiscal year 1999. Employee's accomplishment score for fiscal 1999 shall be the average of all Executive Staff scores and Employee's Target Incentive level will be 65%. The EOIP Award for fiscal 1999, if any, will be paid in accordance with the provisions of the EOIP at the same time all other EOIP participants receive their payments. The EOIP Award for fiscal 1999 shall not be subject to any discretionary adjustment. Employee shall not be eligible for an EOIP award for fiscal year 2000.

4. Until the Termination Date, Employee will receive any and all benefits that may become due under the Change of Control Employment Agreement dated April 24, 1998 entered into by Employee with the Company. Effective the Termination Date, said Change of Control Employment
Agreement shall be terminated, Employee shall receive no benefits thereunder and the Company shall have no liability thereunder.

5. Employee intends to retire on the Termination Date and will provide customary notice of same to the Company's Chief Financial
Officer.

6. On the Termination Date, Company shall pay Employee any accrued vacation pay to which Employee was entitled under the Company's vacation program as of February 1, 1999; vacation accrual will cease for Employee on February 1, 1999. Employee will be entitled to retirement treatment with respect to other benefits on or after the Termination Date as summarized in Exhibit B.

7. Employee acknowledges and agrees that the total amount received under this Agreement constitutes adequate consideration for his covenants and obligations set forth herein, it being an amount over and above any entitlements, severance or otherwise that he has, or may have had, by reason or his employment or separation of employment with NSC.

 8. Employee agrees to return all Company property, credit cards, documents or other materials or equipment that have been furnished to him by the Company by the Resignation Date. Employee acknowledges that he has complied with and will continue to comply with the terms of the National Semiconductor Employment Agreement signed by him with the Company.

 9. Employee acknowledges that he has had twenty-one (21) days to consider the terms of this Agreement. If Employee signs this Agreement prior to the expiration of the twenty-one (21) day review period, he does so in express waiver of his right to exercise such review period. Once signed by Employee, Employee shall have an additional seven (7) days to withdraw Employee's approval of this Agreement. If Employee withdraws his approval, this Agreement will be void and Employee will not be entitled to receive any benefits hereunder.

 10. Employee, on behalf of himself, his representatives, heirs, successors and assigns does hereby completely release and forever discharge the Company and its representatives, heirs, successors and assigns, (its being understood that, for the purposes of this paragraph, the Company shall also include its affiliated, related or subsidiary corporations or divisions and its and their present and former shareholders, officers, directors, agents, employees, and attorneys), from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against the Company based upon any act or omission by the Company prior to the date of execution of this Agreement by the parties, including, but not limited to: (1) any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by Company or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including, but not limited to, claims of unlawful age discrimination based on the Age Discrimination in Employment Act or the California Fair Employment and Housing Act; (2) all claims filed or caused to be filed in any court of law or before any state or federal administrative agency before execution of this Agreement; and (3) all claims to attorneys fees, however incurred, including without limitation, fees incurred in connection with any released claims and review of this Agreement. Released claims shall not include any claims arising from acts or omissions occurring after the date of execution of this Agreement. This paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, Company By-Laws or Company policy, including any indemnification rights in the event of a shareholder lawsuit. This paragraph does not waive any rights either party may have against the other for failure to perform its obligations under this Agreement.

 11. It is understood and agreed that the preceding Paragraph is a full and final Release covering all known as well as all unknown or unanticipated injuries, debts, claims or damages to Employee including, without limitation, those arising from or in any way related to Employee's employment by Company or the termination thereof. Therefore, each party waives any and all rights or benefits which it may now have, or in the future may have, under the terms of Section 1542 of the California Civil Code which provides as follows:

 A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor.

12. It is understood and agreed that the furnishing of the consideration for this Agreement shall not be construed or deemed as an admission of liability or responsibility of the Company for any purpose. Employee and Company agree that this Agreement is being entered into solely for the purpose of avoiding further expense and inconvenience from defending against any claims, rights, demands, actions, obligations, liabilities and causes of action. Liability for any and all claims is expressly denied by the Company.

13. Employee shall not initiate or cause to be initiated against Company any suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by Company or the termination thereof. This paragraph does not prevent Employee from testifying under compulsion of legal process.

 14. It is understood and agreed that this Agreement and each and every provision thereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written request or consent of Company unless required by law. Employee shall not disclose directly or indirectly to any person or organization, except as expressly permitted herein, that Employee received any sum of money from Company as a result of the termination of his employment with Company. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms thereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision thereof or the fact that Employee received any sum of money from Company as a result of the termination of Employee's employment with Company. It is understood and agreed that it shall not constitute a breach of this Agreement for Employee or Company to respond to any unsolicited inquiry by stating only that Employee and Company resolved their differences in a mutually-satisfactory manner. Company shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of Company's employees or agents, unless such persons have a work- related need to know or unless required by law. Notwithstanding anything in this paragraph, it is understood that this Agreement and its terms may be required to be disclosed in the Company's filings with the Securities and Exchange Commission, and may become public as a result thereof. In this event, Employee may respond to any inquiries resulting from the disclosure.

 15. Employee represents that he has had an opportunity to be represented by counsel of his own choosing in the negotiation and preparation of this Agreement, that he has had an adequate opportunity to consider the Agreement, that he has carefully read the Agreement, that he is fully aware of and understands its contents and its legal effect, that the preceding paragraphs recite the sole consideration for this Agreement, that all agreements and understandings between Employee and Company are embodied, referenced and expressed herein, and that he enters into this Agreement voluntarily, without coercion, and based on his own judgment and not in reliance upon any oral or written representations or promises made by Company, other than those contained or referenced herein.

 16. This Agreement may not be amended or modified in any manner except upon written agreement by the parties.

 17. Should any provision of this Agreement be held invalid or illegal, such illegality shall not invalidate the entire Agreement. Rather, this Agreement shall be construed as if it did not contain the illegal part, and the rights and obligations of the parties shall be construed and enforced accordingly.

 18. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of California. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

 19. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

EMPLOYEE     NATIONAL SEMICONDUCTOR CORPORATION

By: /s/ ROBERT M. PENN   /s/ RICHARD A. WILSON
      Robert M. Penn
        Title: Vice President Human Resources



                                   EXHIBIT A


                         BENEFITS COVERED BY PARAGRAPH 2


Medical and Dental Insurance
Retirement and Savings Program
Benefit Restoration Plan (Deferred Compensation, Excess
 401(k) Match, Excess Benefit)
Employee Stock Purchase Plan
Stock Option Plan
Executive Financial Counseling Expense Reimbursement
Executive Medical Examination Expense Reimbursement
Long Term Disability Insurance
Short Term Disability Insurance
Accidental Death & Dismemberment Insurance
Dependent (Spouse and Child) Life Insurance
Life Insurance




                                   EXHIBIT B


                SUMMARY OF BENEFITS AVAILABLE UPON RETIREMENT


 The following summarizes the benefits and options available to all employees in connection with termination of employment at National Semiconductor Corporation ("NSC") by reason of retirement:

1. Company medical benefits end on the last day of the month in which employment ends. Medical benefits can be maintained under COBRA for a period of 18 months starting the first of the month following termination of employment. If you are over 60 and have worked at NSC for at least five years, coverage can be provided under COBRA until you are 65. Under present law, you are able to obtain 18 months of medical coverage under COBRA by paying 102% of the rate paid by the Company for your coverage (note that this amount is more than what is withheld from your check for medical coverage).

2. Company dental benefits also end on the last day of the month in which employment ends. Dental benefits can be maintained under COBRA for a period of 18 months starting the first of the month following termination of employment by paying 102% of the rate paid by the Company for your dental benefits. If you are over 60 and have worked at NSC for at least five years, coverage can be provided under COBRA until you are 65.

3. Life insurance coverage ends on the last day of employment. Under the life insurance program effective 1-1-97, the coverage can be ported to an individual policy. Contact the Human Resources
Service Center for details.

4. Disability plan coverage ends on the last day of employment. There is no option available to convert disability coverage to an individual plan.

5. Participation in the Stock Purchase Plan ends on the last day of employment. Payroll deductions for that quarter will be refunded to you.

6. You are eligible for retirement treatment for payout in installments over a period of ten years of any previously deferred Key Employee Bonus Plan ("KEBP") and Key Employee Incentive Plan ("KEIP") or Executive Officer Incentive Plan ("EOIP") payouts if you are at least 55 and your age plus years of service equals at least 65. The KEBP was in effect until 1992 and the KEIP and EOIP were in effect thereafter. If you want to receive these payouts in installments, you must sign the letter attached as Exhibit C and return it to George Macko in the HR Controller's office. KEBP is paid in installments beginning in January following retirement and KEIP/EOIP is paid in installments beginning one year and one month after retirement. An assumed interest rate is used to annuitize the amount in each account and each installment will be the same, except the last installment, which will make adjustments to account for fluctuations in actual interest rates over the 10 years. Remember that KEBP, KEIP and EOIP are not held in plan trusts and your accounts are shown as accrued liabilities on the books of the Company. Taxes will be withheld from KEBP, KEIP and EOIP payments.

7. In the Retirement and Savings Program ("RASP"), your accounts will receive the Company's contribution to the Profit Sharing Plan for the fiscal year in which retirement occurs. Matches to the Savings Plus 401(k) Plan will be made through the quarter in which retirement occurs. You are eligible to receive a distribution of your RASP accounts, but you may also leave your RASP accounts intact until you reach age 65 or roll your RASP accounts to an individual retirement account (IRA). Contact the Human Resources Service Center for more detailed information on your distribution options.

8. If you are at least 55 years old and your age plus years of service with the Company totals at least 65, you are eligible for retirement treatment and payout of your Benefit Restoration Plan ("BRP") account in ten installments. If you wish to receive the BRP in installments, please complete and return Exhibit D to George Macko in the HR Controller's office. If you do not want to receive the BRP in installments, the entire account will be paid to you within thirty (30) days of your termination. If you receive the BRP in installments, the first installment will be paid within thirty (30) days of termination and the rest of the installments will be paid annually beginning 13 months thereafter. If installment treatment is elected, the account will be annuitized with an assumed interest rate and the final installment will be adjusted to reflect actual interest rates over the 10 years, just as the bonus/incentive accounts are. Taxes will be withheld from BRP payments.

9. You are eligible for retirement treatment of your stock options if you are at least 55 and your age plus years of service equals at least 65. You will receive a letter from Stock Administration explaining your options. If you sign and return the letter, options granted at least six months prior to the date of termination of employment will continue to vest and you will have five (5) years from the termination of employment to exercise the options (as long as the option does not expire prior to that date). Taxes will still need to be paid by you when the options are exercised and the income will be reported as W-2 income to the IRS.




                              EXHIBIT C





Don Macleod
Executive Vice President, Finance
NATIONAL SEMICONDUCTOR CORPORATION
P.O. Box 58090
Santa Clara, CA 95052-8090

 Re: Bonus Plan - Notice of Retirement

Dear Don:

 I hereby certify that I meet the requirements for retirement treatment on the payout of my deferred Key Employee Bonus Plan ("KEBP") and Key Employee Incentive Plan ("KEIP") and/or Executive Officer Incentive Plan ("EOIP") accounts, in that I have reached the age of at least fifty-five (55) and the sum of my age plus years of service with the Company equals at least sixty-five (65).

 I hereby further certify that I do not intend to engage in a full-time vocation. I request that my KEBP and KEIP accounts be paid in installments in accordance with the terms of the relevant plans.

                                           Very truly yours,



                                           Employee Name & Signature



Instructions: Sign and return to George Macko, HR Controller, at Mail
              Stop 10-465.




                                   EXHIBIT D






Don Macleod
Executive Vice President, Finance
NATIONAL SEMICONDUCTOR CORPORATION
P.O. Box 58090
Santa Clara, CA 95052-8090

 Re: Benefit Restoration Plan - Notice of Retirement

Dear Don:

 I hereby certify that I meet the requirements for retirement treatment on the payout of my Benefit Restoration Plan ("BRP") account, in that I have reached the age of at least fifty-five (55) and the sum of my age plus years of service with the Company equals at least sixty-five
(65). I request that my BRP account be paid in installments in accordance with the terms of the BRP.

                                    Very truly yours,



                                    Employee Name & Signature