Form 10-K
period 1999-05-30
NATIONAL SEMICONDUCTOR CORP
filed 1999-07-29
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.   20549

                              FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 1999

                                  OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from       to       .
Commission File Number: 1-6453

                        NATIONAL SEMICONDUCTOR CORPORATION
               (Exact name of registrant as specified in its charter)

       DELAWARE                       95-2095071
       --------                       -----------
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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 25, 1999, was approximately $4,193,112,881. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of June 25, 1999, was 169,138,208.

DOCUMENTS INCORPORATED BY REFERENCE
                                                                 Location
Document                                                         in Form 10-K
--------                                                         ------------
Portions of the Proxy Statement for the Annual Meeting of            Part III
  Stockholders to be held on or about September 24, 1999.

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

Portions of the Company's Registration Statement on Form S-8,        Part IV
  Registration No. 33-61381, which became effective July 28, 1995.

Portions of the Company's Registration Statement on Form S-3,        Part IV
  Registration No. 33-63649, which became effective November 6, 1995.

Portions of the Company's Registration Statement on Form S-8,        Part IV
  Registration No. 333-36733, which became effective September 30, 1997.

Portions of the Company's Registration Statement on Form S-8,        Part IV
  Registration No. 333-09957, which became effective August 12, 1996.

Portions of Cyrix Corporation's Registration Statement on Form S-3,  Part IV
  Registration No. 333-10669, which became effective August 22, 1996.

Portions of the Company's Registration Statement on Form S-8,        Part IV
  Registration No. 333-77195, which became effective April 28, 1999.

Portions of the Proxy Statement for the Annual Meeting held          Part IV
  September 26, 1997

Portions of the Company's Post Effective Amendment No.1 on Form S-8 Part IV to Form S-4 Registration No. 333-38033-01, which became effective
  November 18, 1997.

The Index to Exhibits is located on pages 68-70.


PART I


ITEM 1. BUSINESS

General
National Semiconductor Corporation, including its subsidiaries ("National" or the "Company"), intends to be a leader in the emerging market for information appliances. National's strategy is to provide systems-on-a-chip solutions for its key data highway strategic partners, exploiting its analog expertise as a starting point for forward integration. The Company designs, develops, manufactures and markets a wide array of semiconductor products, including microprocessors for the personal computer industry, and a broad line of analog, mixed-signal and other integrated circuits for applications in a variety of markets, including the information appliances, personal systems, wireless communications, flat panel and CRT display, power management, local and wide area networks, automotive, consumer and military aerospace markets. National was incorporated under the laws of the state of Delaware in 1959.
        In fiscal 1998, the Company merged with Cyrix Corporation ("Cyrix"). The merger was accounted for as a pooling of interests. Cyrix designed, developed and marketed x86 software-compatible microprocessors of original design for the personal computer marketplace. It was intended that access to Cyrix's x86 microprocessor cores and the combination of technologies resulting from the merger would bring together many of the key enabling technologies necessary to pursue the system-on-a-chip strategy.
        Upon completion of the merger, the Company's focus shifted toward the consumer segment of the PC market, specifically, the sub-$1,000 PC market with its line of Cyrix M II microprocessors. In this market, which is dominated by two major competitors, the Company experienced increasingly competitive pricing trends and constant pressure to rapidly release new microprocessors with higher operating speeds. As a result, in May 1999 the Company announced its decision to exit the PC microprocessor business. However, the Company will continue to use the Cyrix integrated x86 microprocessor cores to design and develop system-on-a-chip products aimed at the emerging information appliances market.

Products
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various elements are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
        National manufactures a broad variety of analog intensive, mixed-signal and digital products. National's products are used in numerous commercial applications, including personal systems, telecommunications and communications products, data processing, automotive, local and wide area networking and other industrial applications, as well as consumer applications.
        The Company is a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as wireless communications, ethernet local area networks ("LAN") and personal systems. While no precise industry standard for analog and mixed-signal exists, the Company considers products which process analog information, convert analog to digital or convert digital to analog as analog and mixed-signal products. Analog and mixed-signal products include amplifiers and regulators, power monitors and line drivers, products optimized for audio, video, automotive or display applications and data acquisition products. Other Company products with significant digital to analog or analog to digital capacity include products for LAN, wireless networking and wireless communications, as well as products for personal systems and personal communications, such as "Super
I/O" offerings. Super I/O (input/output) is the brand name used by the Company to describe its integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard.
        Corporate Structure and Organization. The Company is organized by various product line business units that are grouped to form four operating segments that include the Analog Group, the Information Appliance Group, the Consumer and Commercial Group and the Network Products Group described as follows:
        Analog Group: Analog products are used to maintain and control continuously variable electrical signals in the real world. They are used in equipment to provide a human interface such as sound, vision, images and to provide communications interfaces and power management. Analog technology is used to enrich the experience of humans when interacting with electronic applications.
        The Analog Group develops and manufactures a wide range of building blocks such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted toward audio and CRT monitor systems. In addition, the Analog Group's wireless curcuits perform the radio, baseband controller, power management and other related functions primarily for handsets and base stations in the cellular and cordless telephone markets.
        With National's leadership in small package technology, the Group is experiencing success in high growth markets that require portability, such as cellular telephones and wireless information appliances. The Group is heavily focused on using analog circuits as the starting point for forward integration for systems on a chip aimed at the cellular, personal systems and information appliances markets. Current examples include scanners on a chip, systems health monitoring and integrated power management systems. The Group also uses analog building blocks with its COP8 family of microcontrollers, targeted to communications, automotive and industrial applications. The Analog Group has a large and diverse global customer base, approaching 80,000 customers worldwide. Approximately 45 percent of analog revenues are achieved through authorized distributors.
         Information Appliance ("IA") Group: The IA Group contains key business units focused on providing component and system solutions to the emerging IA market. It defines and develops system level hardware and software solutions, based on National's recently announced GeodeTM technology targeted for the emerging IA market. This technology integrates complex functionality - processing, system logic, graphics, video and audio compression - previously available only on multiple computer chips on to a single chip. Built around National's series of integrated x86 Media GX processors, the GeodeTM IA-on-a-chip family is the first commercially available integrated circuit to offer a complete IA system-on-a-chip. By leveraging the GeodeTM technology combined with analog and mixed-signal communications capabilities, the Company is also developing complete solutions that will allow users to get information and communicate (accessing the internet) in a simpler, more intuitive and user-friendly fashion than is typically experienced with PCs today. The IA group is focused on three key market segments: Interactive TV set-top boxes (equipped with digital video), thin clients (streamlined desktop computers that have minimal memory and access software from a centralized server network) and personal information access devices.
        The Advanced I/O (input/output) business unit within the IA Group provides I/O solutions to the PC motherboard and emerging IA markets.
        Also included within the IA Group is the Cyrix business unit. The Cyrix products primarily consist of a line of Cyrix M II microprocessors, which are stand-alone central processing units that were targeted for the sub-$1,000 PC market. As previously noted, the Company has decided to exit this portion of the microprocessor business.
        Communications and Consumer Group ("CCG"): CCG is comprised of three business units that include MediamaticsTM, Custom Solutions and Enhanced Solutions.
        MediamaticsTM is responsible for providing key video processing technology, including MPEG capability, required in executing National's information appliance strategy. Target applications include digital versatile disc (DVD) players, set top boxes, video servers and convergence appliances. Its software DVD player (DVD ExpressTM) has already won designs with major personal computer original equipment manufacturers. The PanteraTM DVD decoder chip is being designed into several next-generation DVD players. The
PanteraTM architecture is also the building block for other video and audio decoder products.
        Custom Solutions manufactures customer-designed application-specific integrated circuits, custom and standard automotive devices, standard telecommunication products for analog and digital subscriber line cards and application-specific 16-bit RISC microcontrollers.
        Enhanced Solutions (formerly the Military/Aerospace business unit) has been a supplier of semiconductors and contract services to the high reliability market comprising avionics, defense, space and the federal government, with a broad range of military and space grade products including analog, logic, interface and networking devices.
        Network Products Group (formerly LAN): The Network Products Group ("NPG") was previously within CCG. NPG primarily offers a line of relatively mature 10Base/100Base-TX Mb physical layer and transceiver devices, designed for easy implementation of 10/100Mbps ethernet LANs. With the acquisition of Comcore Semiconductor's digital signal processing technology, NPG is developing new network products, with advanced capabilities including a MACPhyter, a fast ethernet 10/100Mb device, combined with a media access controller (MAC) and gigabit-PHYter, offering expanded bandwidth (100/1000Mbps), that addresses transmission over copper networks. NPG is also developing products for both the wired and wireless home networking markets.
        Aside from these operating groups, the Company's corporate structure also includes centralized Worldwide Sales and Marketing, and a Central Technology and Manufacturing Group ("CTMG"). Worldwide Sales and Marketing is organized around the four major regions of the world in which the Company operates: the Americas (North America and South America), Europe, Japan and Asia Pacific, and is comprised of the Company's worldwide sales and marketing organization. CTMG manages production, including all outsourced manufacturing requirements, and technology operations. The technology operations include process technology, the central research arm of the Company, which provides pure research, process development and initial product prototyping necessary for many of the Company's core production processes and leading edge products. CTMG is also now responsible for the selection and usage of common support tools, including integrated Computer Aided Design ("CAD"), for designing, performing layout, simulating and testing the logical and physical representation of new products before they are actually produced. CTMG is also responsible for providing a range of process libraries, product cores and software that is shared among National's product lines, to develop system level solutions.

Segment Financial Information
For further financial information on the Company's segments, refer to the information contained in Note 12, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales
The Company markets its products throughout the world to original equipment manufacturers ("OEMs") utilizing a direct sales force. Major OEMs include Compaq Computer Corporation, Dell Computer Corporation, Hewlett-Packard Company, International Business Machines Corporation ("IBM"), and Motorola, Inc., as well as Robert Bosch GmbH, Telefonaktiebolaget L.M. Ericsson, Nokia Group, Siemens AG and Samsung Group. In addition to its direct sales force, National uses distributors in all four of its business regions, and approximately 38 percent of the Company's worldwide revenues are channeled through distributors. In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products and under specific conditions repurchases products that have been discontinued by the Company.
        Customer support is handled by comprehensive, central facilities in the United States, Europe and Singapore. These Customer Support Centers ("CSCs") provide responses to inquiries on product pricing and availability, technical support for customer questions, order entry and scheduling.
        National augments its sales effort with application engineers based in the field. These engineers are specialists in National's product portfolio and work with customers to design National integrated circuits for their products and identify National products that can be used in the customers' application. These engineers also help identify emerging markets for new products and are supported by Company design centers in the field or at manufacturing sites.

Customers
National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1999, 1998 and 1997.

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

Seasonality
Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, the Company typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually has a seasonal peak in the Company's fourth quarter. The Company experienced this pattern in fiscal 1999 as business conditions for the semiconductor industry began to improve in calendar 1999.

Manufacturing
The design of semiconductor and integrated circuit products is determined by General market trends and customer needs and requirements. These designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes which include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads of the packagein which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and, for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle testers, moisture resistance testers, salt atmosphere testers and thermal shock testers. Certain devices in the analog portfolio are designed to be used without the need for traditional packaging. The integrated circuit is coated with a protective material and mounted directly onto the circuit board.
        The Company's product design and development activities are conducted predominantly in the United States. Wafer fabrication is concentrated in two facilities in the United States and in a facility in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Israel, Southeast Asia and Japan. These arrangements include manufacturing agreements with the Company's former Fairchild Group, which was divested in March 1997 ("Fairchild"), under which the Company will purchase goods and services from Fairchild through fiscal 2000, as well as various subcontract vendors in Europe and Asia.
        National's wafer manufacturing processes span Bipolar, Metal Oxide Silicon ("MOS"), Complementary Metal Oxide Silicon ("CMOS") and Bipolar Complementary Metal Oxide Silicon ("BiCMOS") technologies. The Company's wafer fabrication processes are being adapted to emphasize integration of analog and digital capabilities to support the Company's strategy to develop systems-on-a-chip products. Bipolar processes support primarily the Company's standard products. As products decrease in size and increase in functionality, National's and its subcontractors' wafer fabrication facilities are now required in many cases to manufacture integrated circuits with sub-micron circuit pattern widths. Precision manufacturing in wafer fabrication carries over to assembly and test operations where advanced packaging technology and comprehensive testing are required to address ever increasing performance and complexity embedded in current integrated circuits.

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

Research and Development
National's research and development ("R&D") consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. Research functions and definition and development of most process technologies are done by Central Technology and Manufacturing's process technology group. R&D expenses were $471.3 million for fiscal 1999, $482.0 million for fiscal 1998 and $404.5 million for fiscal 1997 with all years experiencing increases in R&D in the Company's core analog and mixed-signal products, as well as Cyrix microprocessor based products and critical process development. These amounts exclude in-process R&D charges of $102.9 million related to the acquisitions of ComCore Semiconductor, Inc. ($95.2 million), Future Integrated Systems, Inc. ("FIS") ($2.5 million) and the digital audio technology business of Gulbransen ($5.2 million) in fiscal 1998 and $72.6 million related to the acquisitions of the PicoPower business of Cirrus Logic, Inc. ($10.6 million) and Mediamatics ($62.0 million) in fiscal 1997, which have been separately presented in the consolidated statements of operations as special items. For fiscal 1999, the Company expended 33 percent of its R&D effort toward the development of process technology and the remaining 67 percent for new product development. This represents a decrease of 7 percent and 22 percent in fiscal 1999 from fiscal 1998 in spending for process technology and product development, respectively.

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

Employees
At May 30, 1999, National employed approximately 11,600 people of whom approximately 5,600 were employed in the United States, 1,600 in Europe, 4,200 in Southeast Asia and 200 in other areas. The Company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The Company considers its employee relations worldwide to be favorable.

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

Fluctuations in Financial Results
The Company's financial results are affected by the business cycles and seasonal trends of the semiconductor and related industries. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on the Company's operating results. As a result of these and other factors, the Company's financial results can fluctuate significantly from period to period. As an example, the Company generated net income in fiscal 1993 through 1997, but experienced substantial losses in fiscal 1999 and 1998, as well as in fiscal 1989 through 1992.

Competition
Competition in the semiconductor industry is intense. National competes with a number of major companies in the high-volume segment of the industry. These include several companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Inc., Koninklijke (Royal) Philips Electronics N.V., NEC Corporation and Toshiba Corporation. National also competes with a large number of companies that target particular markets such as Linear Technology Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc. ("AMD"), LSI Logic Corporation, STMicroelectronics N.V., Intel Corporation ("Intel") and Texas Instruments Incorporated. Competition is based on design and quality of the products, product performance, price and service, with the relative importance of such factors varying among products and markets. The Company is currently faced with growing competition in the networking market from both large companies such as Intel and Lucent Technologies Inc., as well as smaller companies including Broadcom Corporation. With the Cyrix 6x86 and M IITM products, the Company was also faced with competition in the personal computer market for socket-seven compatible microprocessor products where other large competitors such as Intel and AMD significantly influence the price and availability of products.
        There can be no assurance that the Company will be able to compete successfully in the future against existing or new competitors or that the Company's operating results will not be adversely affected by increased price competition. The Company is also faced with competition from several of its customers, particularly customers in the networking and personal systems markets.

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

Geographic Information
For information on the geographic areas in which the Company operates, refer to the information contained in Note 12, "Segment and Georgraphic Information," in the Notes to the Consolidated Financial Statements included in Item 8. In addition, total assets by major countries within the Company's four main geographic areas at May 25, 1997 were $2,397.7 million, $188.8 million, $63.4 million, $174.1 million and $389.5 million for the United States, United Kingdom, Hong Kong, Singapore and Rest of World, respectively.


ITEM 2. PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. The major concentrations of wafer fabrication and product research and development capability are located at the Company's plants in South Portland, Maine; Arlington, Texas; and Greenock, Scotland.
The Company also operates small design facilities in various locations in the U.S. including Atlanta, Georgia; Boxborough, Massachusetts; Calabasas, California; Fort Collins, Colorado; Fremont, California; Grass Valley, California; Longmont, Colorado; Mesa, Arizona; Newport Beach, California; Redmond, Washington; Salem, New Hampshire; Salt Lake City, Utah; San Diego, California; Tacoma, Washington; Tucson, Arizona; and overseas locations including China, Germany, Indida, Israel, Japan, the Netherlands, Taiwan and the United Kingdom.
        The Company conducts manufacturing in its wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. In October 1998, the Company announced plans to consolidate the wafer manufacturing operations in Greenock and to seek investors to acquire and operate this facility as an independent foundry business. The Company is also moving some of the Greenock capacity and related processes to its manufacturing facility in Arlington. In May 1999, the Company announced its intention to sell a majority interest in its wafer fabrication facility in Maine. The Company's remaining captive manufacturing capacity and its third-party subcontract manufacturing arrangements are expected to be adequate to supply the Company's need. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore. The regional headquarters for National's Worldwide Sales and Marketing are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. National maintains local sales offices in various locations and countries throughout its four business regions. In general, the Company owns its manufacturing facilities and leases most of its sales and administrative offices. The Company's real estate in Arlington, Texas is secured by two notes assumed as part of the repurchase by the Company of the equity interest in the facility which had been sold and leased back prior to 1990. Facilities of Cyrix in Richardson, Texas are secured by a note assumed by the Company at the time of the merger transaction. These notes total $16.0 million of the Company's long-term debt as of May 30, 1999.
        Wafer fabrication capacity utilization for fiscal 1999 was 57 percent compared to 76 percent for fiscal 1998. This was primarily a result of running the Company's manufacturing facilities (except those located in Maine) at reduced capacity utilization rates during most of the year in order to manage inventory levels and control costs. Capacity utilization in Maine reached 92 percent in the third quarter of fiscal 1999, but was significantly reduced in the fourth quarter, falling to 34 percent at the end of the fiscal year, as a result of the decision to exit the PC microprocessor business.


ITEM 3. LEGAL PROCEEDINGS

In April 1995, the Internal Revenue Service ("IRS") issued a Notice of Deficiency for fiscal years 1986 through 1989 seeking additional taxes of approximately $11 million (exclusive of interest). A Subsequent Notice of Deficiency issued in March 1998 reduced the amount of additional tax sought to approximately $1.5 million (exclusive of interest). The issues giving rise to the proposed adjustments relate primarily to the Company's former Israeli operation and the allocation of the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. In June 1998, the Company filed a petition with the United States Tax Court contesting the Notice of Deficiency. The IRS has completed its examination of the Company's tax returns for fiscal 1990 through 1993 and the IRS has issued a notice of proposed adjustment refunding approximately $0.7 million (exclusive of interest) and relating to the same issues involved in the 1986 through 1989 fiscal years. In August 1998, the Company filed a protest contesting certain proposed adjustments. The IRS is examining the Company's tax returns for fiscal 1994 through 1996. The Company believes that adequate tax payments have been made or accrued for all years.
        A sales tax examination conducted by the California State Board of Equalization for the tax years 1984 to 1988 resulted in a proposed assessment of approximately $12 million (exclusive of interest and penalty) in October 1991. A final assessment in the amount of approximately $4 million (including interest and penalty) was made by the Board and payment was made by the company in August 1995. The Company has subsequently filed a claim for refund of all amounts paid, plus interest, with the Board. The sales tax examination and assessment did not have a material adverse effect upon the Company's financial position.
        In July 1996 and December 1998, the Company received notices of assessment from the Malaysian Inland Revenue Board relating to the Company's manufacturing operations in Malaysia. The assessments totaled approximately
199.9 million Malaysian ringgits ($52.6 million). The issues giving rise to the assessments relate primarily to intercompany transfer pricing for the Company's manufacturing operations in Malaysia for fiscal year 1985 through 1993. In June 1999, the Company completed the settlement of all outstanding assessments with the Malaysian Inland Revenue Board for 6.6 million ringgits ($1.7 million).
        On April 22, 1988, the District Director of the United States Customs Service, San Francisco, issued a Notice of Proposed Action and a Pre-penalty Notice to the Company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the Company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million. The Company filed an administrative petition for relief in October 1991 and the alleged underpayment was subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed a supplemental petition for relief in October 1994. In March 1998, the Assistant Commissioner of Customs for the Office of Regulations and Rulings issued a decision on the petition which provided insignificant reductions to the duty amount being sought. In June 1998, the Company filed an offer of $1.0 million in compromise of all claims, which was rejected by U.S. Customs. The Company intends to continue to contest the assessments through available avenues for relief if it is not able to resolve the issues with U.S. Customs. On July 1, 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company, denying the payment of drawback previously paid to the Company and issued bills in the amount of $2.5 million seeking repayment of the accelerated drawback. Timely protests of these liquidations were filed in September 1988. These protests were denied in March 1996. The Company is pursuing judicial review of the denial in the Court of International Trade and has paid the denied duties and associated interest totaling $5.2 million, which is a prerequisite to filing a summons with the Court. The Company believes that resolution of these Customs matters will not have a material impact on the Company's financial position.
        The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as agent for the EPA. The Company has agreed in principle with the RWQCB to a site remediation plan. The Company has also been sued by AMD, which seeks recovery of cleanup costs incurred by AMD in the Santa Clara, California area under the RWQCB remediation orders. AMD alleges that certain contamination for which the RWQCB has found AMD responsible was originally caused by the Company. As part of the litigation, the Company is seeking to recover from AMD expenses relating to commingled groundwater in an area offsite and downgradient of National's and AMD's superfund sites. In addition to the Santa Clara site, the Company has been designated as a potentially responsible party by federal and state agencies with respect to certain sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions.
In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company has also retained liability for environmental matters arising from its former operations of Dynacraft, Inc. ("DCI") and the Fairchild business but is not currently involved in any legal proceedings relating to those liabilities.
The Company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The Company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the Company's financial position.
        In November 1997, a class action suit was filed in the California Superior Court, Santa Clara County, by Goodman Epstein on behalf of himself and other Cyrix shareholders. The complaint alleged breach of fiduciary duty against the Company, Cyrix Corporation and certain officers of Cyrix, arising out of the merger agreement adopted in July 1997 between the Company and Cyrix. The Company demurred to the complaint and subsequent amended complaints. The third amended complaint alleges that a former Cyrix officer and director and a Company officer breached their fiduciary duty under state law and allegedly prevented the putative class from receiving a fair and adequate price for their Cyrix shares in the merger. It further charges all defendants with liability under the federal securities laws for allegedly false and misleading statements and omissions in disclosure documents issued in connection with the merger. The relief requested includes rescissory and/or compensatory damages in unspecific amounts. The Company intends to contest this case vigorously.
        In January 1999, a class action suit was filed against the Company in the California Superior Court, Santa Clara County, by James Harris and other former and present employees claiming damages for personal injury. An amended complaint naming additional plaintiffs and defendants was filed in April 1999 and served on the Company in May 1999. The complaint alleges that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at the Company. Plaintiffs claim to have worked at the Company's facility in Santa Clara County and/or at unidentified wholly-owned Company subsidiaries outside of Santa Clara County. In addition, one plaintiff purports to represent a class of children of Company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the Company. Plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses, and loss of earnings and earnings capacity. No specific amount of monetary damages is claimed. In June 1999, the Company filed a demurrer to the amended complaint. The Company intends to defend this action vigorously.


ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                     Current Title                                 Age

Kamal K. Aggarwal (1)    Executive Vice President, Central              61
                         Technology and Manufacturing Group

Michael Bereziuk (2)     Senior Vice President, Worldwide Marketing     46
                         and Sales

Jean-Louis Bories (3)    Executive Vice President and General Manager,  44
                         Cyrix Group

Patrick J. Brockett (4)  Executive Vice President and General Manager,  51
                         Analog Group

John M. Clark III (5)    Senior Vice President, General Counsel         49
                         and Secretary

Brian L. Halla (6)       Chairman of the Board, President and           53
                         Chief Executive Officer

Donald Macleod (7)       Executive Vice President, Finance and          50
                         Chief Financial Officer

Gobi R. Padmanabhan (8)  Senior Vice President and General Manager,     53
                         Network Products Group

Richard L. Sanquini (9)  Senior Vice President and General Manager,     64
                         Consumer and Commercial Group

Richard A. Wilson (10)   Vice President, Human Resources                56

*  all information as of May 30, 1999


Business Experience During Last Five Years

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

(3) Mr. Bories joined the Company in October 1997. Prior to becoming Executive Vice President and General Manger of the Cyrix Group in January 1999, he held the position of Senior Vice President, Core Technology Group. Prior to joining the Company, he had held positions at LSI Logic Corporation as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program.

(4) Mr. Brockett joined the Company in September 1979. Prior to becoming Executive Vice President and General Manager, Analog Group, in October 1997, he held positions at the Company as Executive Vice President, Worldwide Sales and Marketing; President, International Business Group; Corporate Vice President, International Business Group; Vice President, North America Business Center Vice President and Managing Director, European Operations; and Vice President and Director of European Sales.

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

 (8) Mr. Padmanabhan joined the Company in June 1996. Prior to becoming Senior Vice President and General Manager, Network Products Group in April 1999, he held the position of Senior Vice President, Technology, Research and Development. Prior to joining the Company, he had held positions at LSI Logic Corporation as Senior Director, Research and Development; and Director, Research and Development.

(9) Mr. Sanquini first joined the Company in August 1980 and left in June
1989. He rejoined the Company in November 1989. Prior to becoming Senior Vice President and General Manager of the Consumer and Commercial Group in January 1999, he held positions as Senior Vice President and Co-General Manager,
Cyrix Corporation; Senior Vice President, Strategic Business and Technology Development; Senior Vice President, Business Development and Intellectual Property Protection; Senior Vice President, Planning and Development; and
Vice President, Corporate Strategic Projects.

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


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

        Refer to the information provided in response to this item in the Company's Form 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997.
        On May 27, 1998, the Company issued three convertible subordinated promissory notes, each in the face amount of $5,000,000 to John Guidon, Doug Easton, and Sreen Raghavan, three former stockholders of ComCore Semiconductor, Inc. ("ComCore"). The notes were issued as partial payment to Messrs. Guidon, Easton and Raghavan for their ComCore stock in connection with the acquisition of ComCore and as incentive for them to remain employed with National. The notes were issued pursuant to the private placement exemption of Section 4(2) of the Securities Act. The notes are convertible into the number of shares of common stock of the Company that results from dividing the conversion price in effect at the time of the conversion into the outstanding principal amount of the note. The initial conversion price is $16.1875, but is subject to adjustment under certain circumstances as provided by the terms of the note. The notes are due May 27, 2001, subject to earlier payments in the event of the payee's termination of employment with the Company under certain limited circumstances. As consideration for the notes, National received the common stock owned by Messrs, Guidon, Easton and Raghavan and their agreement to remain employed by National. No underwriters were involved in the ComCore acquisition.
        See information appearing in Notes 6, Debt; Note 8, Shareholders' Equity; and Note 14, Financial Information by Quarter (Unaudited) in the
Notes to the Consolidated Financial Statements included in Item 8. The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 23, 1999 was $25.31. At July 23, 1999, the number of record holders of the Company's common stock was 10,455.


ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the consolidated financial statements and related notes thereto in Item 8.

FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended                   May 30,   May 31,   May 25,   May 26,   May 28,
                               1999      1998      1997      1996      1995
                             --------   -------   -------   -------   -------
In Millions, Except
  Per Share Amounts

OPERATING RESULTS
Net sales                    $1,956.8  $2,536.7  $2,684.4  $2,833.4  $2,625.5
Operating costs and expenses  3,043.1   2,683.6   2,692.1   2,619.3   2,285.6
                             --------   -------   -------   -------   -------
Operating income (loss)      (1,086.3)   (146.9)     (7.7)    214.1     339.9
Interest income (expense), net   (2.2)     22.3       6.1       9.4      15.4
Other income, net                 3.1      24.9      18.7      47.5      31.3
                             --------   -------   -------   -------   -------
Income (loss) before
   income taxes              (1,085.4)    (99.7)     17.1     271.0     386.6
Income tax expense (benefit)    (75.5)     (1.1)     15.5      70.0      84.8
                             --------   -------   -------   -------   -------
Net income (loss)           $(1,009.9)   $(98.6)     $1.6    $201.0    $301.8
Net income (loss) used in
  basic earnings per share
  calculation (reflecting
  preferred dividends, if
  applicable):

Net income (loss)           $(1,009.9)   $(98.6)     $1.6    $195.4    $290.6
                             ========   =======   =======   =======   =======

Net income (loss) used in
  diluted earnings per share
  calculation (reflecting
  adjustment for interest on
  convertible notes when
  dilutive, if applicable):

Net income (loss)           $(1,009.9)   $(98.6)     $1.6    $201.0    $301.8
                             ========   =======   =======   =======   =======

Earnings (loss) per share:
Net income (loss):
      Basic                    $(6.04)   $(0.60)    $0.01     $1.35     $2.13
                             ========   =======   =======   =======   =======
      Diluted                  $(6.04)   $(0.60)    $0.01     $1.30     $1.97
                             ========   =======   =======   =======   =======

Weighted average common
  and potential common
  shares outstanding:
      Basic                      167.1     163.9     156.1    145.0     136.7
                             ========   =======   =======   =======   =======
      Diluted                    167.1     163.9     159.1    154.3     153.5
                             ========   =======   =======   =======   =======


FINANCIAL POSITION AT YEAR-END
Working capital             $324.2     $514.6    $911.6     $647.7     $572.4
Total assets               2,044.3   $3,100.7  $3,210.8   $2,911.3   $2,427.2
Long-term debt              $416.3     $390.7    $460.5     $412.8     $100.8
Total debt                  $465.6     $444.6    $475.9     $454.4     $128.9
Shareholders' equity        $900.8   $1,858.9  $1,871.7   $1,723.2   $1,532.4
-----------------------------------------------------------------------------
OTHER DATA
Research and development
  Excluding in-process
  R&D charge                $471.3     $482.0    $404.5     $379.0     $306.4
Capital additions           $303.3     $622.0    $605.6     $707.7     $500.8
Number of employees
(in thousands)                11.6       13.0      12.8       20.7       22.7

National has paid no cash dividends on its common stock in any of the years presented above.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

Results of Operations

The Company recorded net sales of $2.0 billion in fiscal 1999 compared to $2.5 billion in fiscal 1998 and $2.7 billion in fiscal 1997. Lower sales in fiscal 1999 were caused by significant price reductions in the Cyrix M II line of products due to increased competition and availability of new, higher-speed microprocessor products from competitors, combined with the lack of successful new product introductions from the Company's Network Products division. Lower sales were also heavily driven by a general slowdown in new orders the Company experienced, particularly in the first half of the fiscal year. Economic uncertainties in Japan and the Asia Pacific region that prevailed during the first half of calendar 1998 partially contributed to the slowdown in new orders. The decline in sales for fiscal 1998 from sales for fiscal 1997 was primarily due to the absence of sales for the Fairchild Semiconductor group ("Fairchild"), which the Company divested in late fiscal 1997.
        The Company incurred a loss of $1.0 billion in fiscal 1999 compared to a loss of $98.6 million in fiscal 1998 and net income of $1.6 million in fiscal 1997. Of the total loss in fiscal 1999, $700.9 million was attributable to special charges for restructuring of operations. The remaining loss was primarily driven by lower sales and margin erosion mainly due to lower factory utilization and price reductions, particularly in the Cyrix microprocessor products. The restructuring charges in fiscal 1999 included $689.6 million related to the Company's decision in May 1999 to exit the personal computer ("PC") microprocessor business and $23.0 million related to its announcement in November 1998 to consolidate the wafer manufacturing operations in Greenock, Scotland (See Restructuring of Operations). These amounts were partially offset by an $11.7 million release of excess reserves related to certain prior restructure actions that were completed during the year. The timing of these actions was consistent with the timetable previously announced. In addition to the restructure charges, the fiscal 1999 operating results included $55.1 million in charges related to the exit of the PC microprocessor business. The charge included $9.0 million against sales for product returns, $43.6 million included in cost of sales for the write down of Cyrix microprocessor inventory and $2.5 million included in selling, general and administrative ("SG&A") expenses for accounts receivable allowances. A $48.6 million charge for costs associated with the termination of a wafer manufacturing and marketing agreement between Cyrix and IBM (See Note 11) was also included in cost of sales for fiscal 1999.
        The decline in operating results in fiscal 1998 from results in fiscal 1997 was primarily attributable to the absence of Fairchild sales combined with special items of $196.7 million. The special items included a net $63.8 million charge for restructuring of operations related to a worldwide workforce reduction announced in April 1998, $30.0 million for Cyrix merger costs and $102.9 million for in-process R&D charges related to the acquisitions of ComCore Semiconductor, Inc. ($95.2 million), Future Integrated Systems, Inc. ($2.5 million) and the digital audio technology business of Gulbransen, Inc. ($5.2 million).

Sales

Price erosion that affected average selling prices in most of the Company's product areas was the primary cause for the overall decline in sales for fiscal 1999. Sales in fiscal 1999 for analog products declined by 13 percent from fiscal 1998 sales. General weakness experienced by the Company in the PC and communications products related markets contributed to the decline in sales for the Company's analog products, particularly sales in the first half of the year. Industry-wide excess capacity forced average analog selling prices to decline over the year, which more than offset increased unit shipments. Despite the overall decline in sales for analog products, sales within analog for application-specific wireless communications products grew by 8 percent over fiscal 1998 sales. This growth was driven by higher unit volume with some modest price declines. Sales for network products in fiscal 1999 declined 59 percent from fiscal 1998 sales, as the Company continued to experience declining shipments in its existing mature portfolio of ethernet products. The Company's failure to introduce successful new network products since the second half of fiscal 1998 was the primary cause of the sharp drop in fiscal 1999 sales for Network Products. Cyrix microprocessor sales also declined by 8 percent from fiscal 1998 sales. Significant price reductions in the Cyrix M II products caused the decline in Cyrix sales, despite a unit volume increase. Highly competitive pricing trends and higher-speed microprocessor offerings by competitors negatively impacted average selling prices of Cyrix microprocessors. Sales of integrated microprocessors and certain other PC-related peripheral products declined 40 percent in fiscal 1999 from fiscal 1998 as a result of a decrease in both units and prices. Although integrated microprocessors are now targeted at a variety of information appliance applications, historically, the vast majority of sales of integrated microprocessors through the end of fiscal 1999 have been achieved through PC products, such as sub-$1,000 desktop PCs and lower-cost notebook PCs. The decline in sales for information appliance products was also driven by the general weakness in the PC and communications products related markets experienced during the year.
        Fiscal 1999 sales decreased in all geographic regions compared to sales in fiscal 1998. The decreases were 33 percent for the Americas, 25 percent for Japan, 21 percent for Europe and 7 percent for the Asia Pacific region. While the dollar value of foreign currency denominated sales had an unfavorable effect on sales in Japan as the dollar strengthened against the Japanese yen, it was offset by a generally favorable effect experienced in Europe. As a result, foreign currency exchange rate fluctuation had minimal effect on the overall decrease in sales. For fiscal 1999, sales as a percentage of total sales increased to 31 percent for the Asia Pacific region and declined to 38 percent for the Americas, while it remained constant at 24 percent for Europe and 7 percent for Japan.
        Although sales in fiscal 1998 decreased overall by 6 percent from sales in fiscal 1997, fiscal 1998 sales were 14 percent higher than fiscal 1997 sales of $2.2 billion without Fairchild. This increase occurred despite lower sales in the second half of the year that were caused by the slowdown in new orders affected by economic uncertainties in the Asia Pacific region and difficulties the Company encountered in ramping up adequate volumes of the Cyrix Media GX microprocessor product to the speed levels the market demanded. The growth in sales was led by sales for Cyrix microprocessors and sales for analog products, which grew over fiscal 1997 sales by 28 percent and 24 percent, respectively. Contributing to this growth in sales, sales within analog for application-specific wireless communication products grew
52 percent over fiscal 1997 sales. Sales for information appliance products including integrated microprocessors and certain other PC -related peripheral products grew by 4 percent over fiscal 1997 sales. However, sales for network products declined by 7 percent from fiscal 1997 sales. This decline was caused by a sharp drop in sales in the second half of the year due to the Company's failure to introduce key new network products combined with decreased unit shipments and price erosion in its mature ethernet product line. Overall, sales increases were the result of increased unit shipments despite some price declines.
        Sales for fiscal 1998 for the Asia Pacific region and Europe increased by 8 percent and 3 percent, respectively, while sales for the Americas and Japan decreased 12 percent and 26 percent, respectively. In addition to the effect from the general economic slowdown in Japan, the dollar value of foreign currency denominated sales had an unfavorable impact in both Japan and Europe as the dollar strengthened against the Japanese yen and most major European currencies. Fluctuation in foreign currency exchange rates contributed to approximately one-fourth of the overall decline in sales. In fiscal 1998, sales in the Asia Pacific region and Europe increased to 26 percent and 24 percent of total sales, respectively, while sales for the Americas and Japan declined to 43 percent and 7 percent of total sales.

Gross Margin

Gross margin as a percentage of sales declined to 21 percent in fiscal 1999 from 35 percent in fiscal 1998 and 38 percent in fiscal 1997. Excluding the effect of charges related to the IBM contract termination of $48.6 million and the write down of Cyrix microprocessor inventory of $43.6 million related to the exit of the PC microprocessor business, gross margin for fiscal 1999 was 26 percent. The primary factors contributing to the decline in gross margin continued to be lower factory utilization combined with price erosion, particularly in the Cyrix microprocessor products. Wafer fabrication capacity utilization for fiscal 1999 was 57 percent compared to 76 percent for fiscal 1998. This was primarily a result of running the Company's manufacturing facilities (except those located in Maine) at reduced capacity utilization rates during most of the year in order to manage inventory levels and control costs. Capacity utilization in Maine reached 92 percent in the third quarter of fiscal 1999, as the IBM action enabled the Company to ramp up its own microprocessor manufacturing and more fully utilize the capacity available in its 0.35/0.25 micron wafer fabrication facility. However, capacity utilization in Maine was significantly reduced in the fourth quarter of fiscal 1999, falling to 34 percent at the end of the fiscal year, as a result of the decision to exit the PC microprocessor business. During the year the Company incurred expenses of approximately $35.6 million associated with consolidating the Greenock capacity and transferring related processes, which ultimately contributed to the decline in gross margin. Until the Company completes the closure of its 4-inch wafer fabrication facility in Greenock and moves this volume and related processes to its other manufacturing facilities, gross margin will be unfavorably affected by additional costs associated with this effort.
        In fiscal 1998, gross margin as a percentage of sales declined to 35 percent from 38 percent in fiscal 1997. Gross margin percentage without Fairchild declined from 39 percent in fiscal 1997 to 35 percent in fiscal 1998. The primary factor contributing to the decline was reduced factory utilization. Although wafer fabrication capacity utilization for fiscal 1998 was 76 percent, compared to 73 percent in fiscal 1997, wafer fabrication capacity utilization declined to 51 percent in the last month of fiscal 1998 due to the slowdown in new orders experienced in the second half of the year. Economic uncertainties in the Asia Pacific region and unstable conditions in the PC market affected the slowdown. Significant margin erosion in Cyrix products combined with significant ramp-up costs associated with the new wafer fabrication facility in Maine also contributed to the decline in gross margin.

Research and Development

Research and Development ("R&D") expenses in fiscal 1999 were $471.3 million, or 24 percent of sales, compared to $482.0 million in fiscal 1998, or 19 percent of sales, and $404.5 million in fiscal 1997, or 15 percent of sales. Fiscal 1998 and 1997 comparative amounts exclude $102.9 million and $72.6 million, respectively, for in-process R&D charges related to acquisitions, which have been separately presented as special items in the consolidated statement of operations. R&D expenses for fiscal 1997 excluding Fairchild were $389.4 million. While the Company was able to manage R&D expenses in fiscal 1999 to more closely align spending with current business conditions, a significant portion of these expenses were directed towards developing
Cyrix microprocessor-based products and developing advanced sub-micron processes in manufacturing high-performance PC microprocessors. As described in Note 3, the Company announced, in the fourth quarter of fiscal 1999, its decision to exit the PC microprocessor business and its intention to sell a majority interest in its wafer fabrication facility in South Portland, Maine. The Company continued to invest resources in the development of new microprocessor cores and in the integration of those cores with the Company's other technological capabilities in order to develop system-on-a-chip products aimed at the emerging information appliance market. The Company also continues to invest resources in the development of new analog and mixed-signal technology-based products for applications in the personal systems, communications and consumer markets, as well as in the process technologies needed to support those products. For fiscal 1999, the Company devoted approximately 33 percent of its R&D effort towards the development of process technology and 67 percent towards new product development. This represents a decrease of 7 percent and 22 percent in spending for process technology and product development, respectively.

Selling, General and Administrative

SG&A expenses in fiscal 1999 were $317.4 million, or 16 percent of sales, compared to $353.2 million in fiscal 1998, or 14 percent of sales, and $448.9 million in fiscal 1997, or 17 percent. The decrease in fiscal 1999 reflects the effect of certain actions taken by the Company in late fiscal 1998 to reduce its overall cost structure in response to weakened business conditions. The decrease in fiscal 1998 is attributable to the absence of expenses for Fairchild and reflects the effect of centralization initiatives implemented in connection with the Company's fiscal 1997 reorganization.

Restructuring of Operations

During the past three fiscal years, the Company has undertaken a number of restructuring actions. See Note 3 of the Notes to Consolidated Financial Statements for more complete information related to these actions.

Charge for Acquired In-Process Research and Development

In connection with the Company's acquisitions during fiscal 1998 of ComCore Semiconductor, Inc. ("ComCore"), Future Integrated Systems, Inc. ("FIS") and the digital audio technology business of Gulbransen, Inc., approximately $95.2 million, $2.5 million and $5.2 million, respectively, of the total purchase price was allocated to the value of in-process R&D. These amounts were determined through established valuation techniques used in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses exist.
        ComCore was a designer of integrated circuits for computer networking and broadband communications that used powerful mathematical techniques combined with advanced digital signal processing ("DSP") and customized design methodologies to create high-performance communications integrated circuits. This technology was acquired in order to add advanced design and technology capabilities to the Company's existing analog, mixed-signal and digital expertise. FIS supplied graphics hardware and software product for the personal computer market. The Company acquired the FIS design expertise to enhance its ability to integrate advanced graphics capabilities into system-on-a-chip solutions for the personal computer market. The Gulbransen audio compressor technology was acquired to provide digital audio building blocks for system-on-a-chip solutions.
        In each acquisition, the fair value of the in-process R&D was based on discounted projected net cash flows expected to be derived after successful completion of the R&D projects underway. Estimates of future cash flows from revenues were based primarily on market growth assumptions, lives of underlying technologies and the Company's expected share of market. Gross profit projections were based on the Company's experience with products that were similar in nature or products sold into markets with similar characteristics. Estimated operating expenses, income taxes and capital charges were deducted from gross profit to determine net operating income for the in-process R&D projects. Operating expenses were estimated as a percentage of revenue and included sales and market expenses and development costs to maintain the technology once it has achieved technological feasibility. The Company discounted the net cash flows of the in-process R&D projects using a discount rate that approximates the overall rate of return for each acquisition as a whole and reflects the inherent uncertainties surrounding the successful development of the in-process R&D project.

Interest Income and Interest Expense

Net interest expense was $2.2 million for fiscal 1999 compared to net interest income of $22.3 for fiscal 1998 and $6.1 million for fiscal 1997. Net interest expense in fiscal 1999 was primarily attributable to less interest earned due to slightly lower rates on lower average cash balances while interest expense was relatively consistent, as average debt balances remained unchanged. Net interest income was higher in fiscal 1998 than in fiscal 1997 primarily due to the combination of increased interest earned on higher average cash balances partially offset by less interest expense from lower average debt balances. In addition, the Company capitalized $0.4 million of interest associated with capital expansion projects in fiscal 1999 compared to $4.9 million in fiscal 1998 and $13.8 million in fiscal 1997.

Other Income/Expense, Net

Other income, net was $3.1 million for fiscal 1999, compared to $24.9 million for fiscal 1998 and $18.7 million for fiscal 1997. For fiscal 1999, other income, net included $11.3 million of net intellectual property income primarily related to a significant licensing agreement with a Korean firm and a $0.3 million gain on the sale of technology. This was offset by a $7.0 million settlement of disputes involving intellectual property rights and a $1.5 million net loss on equity investments. This compares to other income, net for fiscal 1998, which included $15.7 million of net intellectual property income related to a significant licensing agreement with another Korean firm, as well as smaller ongoing royalty receipts and a $9.2 million gain from investments primarily arising from the sale of stock from the Company's investment holdings. Other income, net for fiscal 1997 included $10.1 million of net intellectual property income, a $2.4 million net gain related to the Company's equity investments, a $4.2 million gain from the sale of a digital answering machine integrated circuit business and a $2.0 million receipt from the settlement of litigation. None of the license agreements in fiscal 1997 were considered individually material.

Income Tax Provision/Benefit

The Company recorded an income tax benefit in fiscal 1999 and 1998 of $75.5 million and $1.1 million, respectively, resulting in an effective tax rate benefit of approximately 7 percent and 1 percent, respectively. For fiscal 1997, the Company recorded income tax expense of $15.5 million for an effective tax rate of approximately 91 percent. The tax rate benefit in fiscal 1999 is less than the federal statutory rate primarily due to an increase in the valuation allowance against the deferred tax assets for the benefit of U.S. tax losses that may not be realized offset by a benefit recorded as a result of the resolution during the year of certain outstanding tax assessments. Realization of recognized net deferred tax assets ($117.9 million at May 30, 1999) is primarily dependent on the Company's ability to generate future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. taxable income will be sufficient to utilize these tax assets. However, there can be no assurance that the Company will meet these expectations.

Foreign Operations

The Company's foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities are denominated in local currency, which exposes the Company to risk from exchange rate fluctuations. The Company's risk exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Net non-U.S. dollar denominated asset and liability positions are hedged, where practical, using forward exchange and purchased option contracts. The Company's risk exposure from foreign revenue is limited to the Japanese yen and major European currencies, primarily German deutsche marks, French francs and Italian lira. The Company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

The Company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, the Company utilizes derivative financial instruments. The Company does not use derivative financial instruments for speculative or trading purposes.
        The fair value of the Company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates due mainly to the short-term nature of the major portion of the Company's investment portfolio. An increase in interest rates would not significantly increase interest expense due to the fixed rates of the Company's debt obligations. A decrease in interest rates would favorably benefit the Company, but would not necessarily result in a material decrease in interest expense, since the amount of the Company's variable rate debt is not significant.
        A substantial majority of the Company's revenue and capital spending is transacted in U.S. dollars. However, the Company does enter into these transactions in other currencies, primarily the Japanese yen and certain other Asian and European currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the Company has established revenue and balance sheet hedging programs. The Company's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Adverse change (defined as 20 percent in certain Asian currencies and 10 percent in all other currencies) in exchange rates would result in a decline in income before taxes of less than $15 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
        All of the potential changes noted above are based on sensitivity analyses performed on the Company's balances as of May 30, 1999.

Financial Condition

As of May 30, 1999, cash and short-term investments decreased to a total of $525.9 million from a total of $573.2 million at May 31, 1998. Cash generated from operating activities was $222.6 million in fiscal 1999, down from $280.8 million in fiscal 1998 and $513.1 million in fiscal 1997. Operating cash was negatively affected by the losses incurred in fiscal 1999, but was positively impacted by the Company's effort to manage working capital. The primary contributor to this effort was a significant reduction in inventories.
        Cash used for investing activities was $313.7 million in fiscal 1999 compared to $753.6 million in fiscal 1998 and $181.0 million in fiscal 1997. The decrease in cash utilization in fiscal 1999 was due to reduced capital expenditures and no business acquisitions. Lower capital spending in fiscal 1999 was driven by significantly reduced expenditures for the Maine wafer fabrication facility, which was essentially completed by the end of 1998, and management's effort to control the overall level of capital expenditures in response to weakened business conditions. Investing activities in fiscal 1997 included capital expenditures of $605.6 million, which were offset by cash proceeds of $465.5 million related to the disposition of Fairchild.
        The Company's financing activities provided cash of $49.0 million in fiscal 1999 from the proceeds of a $67.5 million drawdown on new equipment loans and $28.0 million from the issuance of common stock under employee benefit plans. These amounts were partially offset by $56.6 million of general debt repayment. In fiscal 1998, cash provided by financing activities was from the proceeds of a $100.4 million drawdown on new and existing equipment loans and $63.2 million from the issuance of common stock under employee benefit plans. These amounts were offset by the $126.4 million redemption of substantially all of the Cyrix 5.5% convertible subordinated notes in January 1998 and $19.0 million of other general debt repayment. In fiscal 1997, cash provided by financing activities of $79.0 million was primarily from the proceeds of a $126.5 million issuance of the Cyrix 5.5% convertible subordinated notes, $50.2 million for the drawdown on a new equipment loan and $57.0 million from the issuance of common stock under employee benefit plans. These amounts were offset by general debt repayment of $165.9 million.
        Management foresees substantial cash outlays for plant and equipment throughout fiscal 2000. However, the fiscal 2000 capital expenditure level is expected to be significantly lower than the fiscal 1999 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2000 capital investments.

Recently Issued Financial Accounting Standards

In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The Company is presently analyzing this statement and has not yet determined its impact on the Company's financial statements. The Company is required to adopt SFAS No. 133 for fiscal year 2001.

Outlook

The statements contained in this Outlook and within certain sections of Management's discussion and analysis are forward looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in such forward looking statements.
        The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and more integrated products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment are required to support products and manufacturing processes. As a result of these industry conditions, the Company may experience periodic fluctuations in its operating results.
        The Company's strategy is to provide system-on-a-chip solutions for its key data highway strategic partners, exploiting its analog expertise as a starting point for forward integration. As a result of this focus, the Company expects to grow at or above market rates of growth in particular segments of the analog, mixed-signal and information appliance markets.
        While business conditions for the semiconductor industry and the Company remained weak throughout most of fiscal 1999, the Company experienced growth in new orders in the latter half of the fiscal year. This growth was stimulated by an increase in orders for analog products. In particular, new orders for application-specific wireless communications products showed significant improvement as we saw strengthening in the cellular and wireless markets during the spring quarter. This increase in order rates was also evidenced by the sequential quarterly improvement of sales in fiscal 1999 for analog products. The Company believes its business in these areas is strong and growing and anticipates this improvement to continue into fiscal 2000. However, the Company faces the risk that the current improvement in the semiconductor industry may be of short duration. Unless the rate of new orders continues to increase, the Company may be unable to attain the level of revenue growth expected for fiscal 2000 and operating results will be unfavorably affected. The Company anticipates the reduction in future sales caused by its exit from the PC microprocessor business will be offset by increased sales of its remaining products. The Company has also devoted efforts to develop new network products since the spring of fiscal 1998 in order to regain its market position. The Company anticipates the development of new products based on digital signal processing technology acquired from ComCore to begin generating sales late in the first quarter of fiscal 2000. Unforeseen obstacles or schedule delays, as well as customer acceptance of product, may affect the Company's sales and results of operations. The rate of orders and product pricing may also be affected by continued and increasing competition and by market growth rates in the personal computer, communication and networking areas.
        While business conditions and overall market pricing have a major influence on gross margin, the Company's decision to exit the PC microprocessor business, improvements in manufacturing efficiency and the introduction of new products are expected to result in future gross margin improvement. Future gross margin improvement is also predicated on increased new order rates of higher-margin multimarket analog products. Future gross margin is also affected by wafer fabrication capacity utilization. Although management expects to more fully utilize wafer capacity, this expectation is predicated on a continuing improvement trend of new orders, as well as increasing sales volume. Failure to improve manufacturing capacity utilization will negatively impact the Company's ability to achieve its desired gross margin improvements.
        In connection with the decision to exit the PC microprocessor business, the Company significantly reduced its planned level of wafer starts in its 8-inch wafer manufacturing facility in Maine and incurred an impairment loss of approximately $470 million for that facility. In the short term, the reduction in unutilized fixed costs of operating this facility mitigates the impact of lower capacity utilization. However, if the Company is unable to complete the sale of a majority interest in this facility, future gross margin may continue to be affected by lower capacity utilization. The Company also faces the risk that it may be unsuccessful in seeking a satisfactory buyer for the facility. This may require the Company to pursue other alternatives, such as offering the available capacity to other companies in the form of wafer foundry services. Retention of this manufacturing facility may have an unfavorable impact on future operating results.
        Recently, the Company announced the impending sale of its PC microprocessor business to a Taiwanese company. While the Company is currently negotiating the terms of this sale, it will continue to incur expenses associated with maintaining this operation in the interim. The Company faces the risk that this negotiation may ultimately be unsuccessful. If it fails to reach an acceptable agreement, the Company will be forced to complete the necessary actions to close its PC microprocessor business.
        The Company also faces the risk that it may encounter unexpected delays or problems in the execution of other actions announced in May, which were taken to position the Company for future profitability. The actions, which include its decision to close the 8-inch development wafer fabrication facility in Santa Clara, are dependent on the successful and timely completion of planned closure activities. Failure to successfully complete these activities on a timely basis may have an unfavorable effect on the Company's future operating results.
        Future gross margin will also be affected by the ultimate disposition of the wafer fabrication facility in Greenock. As previously discussed, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland, and to seek investors to acquire and operate the facility as an independent foundry business. If the Company encounters unexpected delays or other problems related to these planned actions, future operating results may be unfavorably affected. The Company may also be unsuccessful in seeking investors to acquire the operations under terms acceptable to the Company. Retention of the manufacturing operations may have an unfavorable impact on the Company's future operating results. It is also difficult to predict the final impact of the planned spinout on the Company's future operating results, since the structure and timing have not yet been determined. A final price lower than originally estimated will have an unfavorable impact on the Company's future operating results.
        The Company's focus is to continue to introduce new products, particularly more highly integrated system-on-a-chip products and higher-margin analog products. If the development of new products is delayed or market acceptance is below expectations, future gross margin may also be unfavorably affected.
        The Company believes that continued focused investment in research and development, especially on the timely development and market acceptance of new products is a key factor to the Company's successful growth and its ability to achieve strong financial performance. National's product portfolio, particularly products in the personal systems and communications area, have short product life cycles and both successfully developing and introducing new products are critical to the Company's ability to maintain a competitive position in the marketplace. Ongoing R&D spending for fiscal
2000 is expected to be lower than for fiscal 1999, primarily due to the Company's planned closure of its development wafer fabrication facility in Santa Clara and the substantially reduced product development associated with PC microprocessors. The Company also expects overall SG&A expenses to be lower for fiscal 2000 than for fiscal 1999 as the full benefit of the cost reduction actions implemented or announced in fiscal 1999 takes effect.
        Because of significant international sales, the Company benefits overall from a weaker dollar and is adversely affected by a stronger dollar relative to major currencies worldwide. As such, changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect the Company's consolidated sales and net income. The Company attempts to manage the short-term exposures to foreign currency fluctuations, but there can be no assurance that the Company's risk management activities will fully offset the adverse financial impact resulting from unfavorable movements in foreign exchange rates.
        In connection with the Fairchild transaction, Fairchild and the Company have entered into a manufacturing agreement under which the Company is obligated to purchase goods and services from Fairchild through June 2000. Prior to March 1997, these goods and services had been provided by Fairchild at cost. Under the agreement, the Company has committed to purchase manufacturing services based on specified terms. The agreement also requires the Company to purchase a minimum of $330 million in goods and services based on declining annual minimum levels over the term of the agreement. Future minimum purchases remaining under the agreement are $80.0 million for fiscal 2000. The Company is committed to these minimum levels whether or not the minimum levels are required based on future demand. To the extent that the minimum levels exceed future demand, the Company's gross margin and operating results will be unfavorably affected. The Company also has a continuing obligation to indemnify Fairchild in the event of certain environmental and legal matters. There can be no assurance that the ultimate satisfaction of these obligations will not have a material adverse impact on the Company's future financial condition or results of operations.
        From time to time, the Company has received notices of tax assessments from certain governments of countries within which the Company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the Company, or that the amounts of such assessments and the failure of the Company to favorably resolve such assessments would not have a material adverse effect on the Company's financial condition or results of operations. In addition, the Company is engaged in tax litigation with the Internal Revenue Service and its tax returns for certain years are under examination in the U.S. There can be no assurance that the ultimate outcome of the tax proceedings or tax examinations will not have a material adverse effect on the Company's future financial condition or results of operations.

Year  2000 Readiness Program
        The Company began year 2000 readiness projects as early as 1985, but significantly accelerated its efforts in early 1998 to identify and correct potential problems prior to encountering year 2000 dates. The Company launched its comprehensive year 2000 project in January 1998 to identify and correct potential problems associated with year 2000 dates in all of its systems and operations worldwide. The objectives of this project are to achieve zero impact on customers, eliminate product and delivery problems and attain zero impact on the Company's financial performance. Although a complete "zero defect" solution is probably unattainable, management expects only minor problems that can be dealt with rapidly.
        The Company set strict parameters for locations worldwide to adhere to quarterly reviews of all projects, notify customers of known problems as early as possible and address the readiness of suppliers as well as internal operations. These readiness projects required employees to share knowledge, raise awareness, and identify and correct the potential year 2000 impact on manufacturing, shipment and delivery, as well as the financial impact of potential loss of business or recovery costs, and potential problems with the Company's products in the field.
        A program management process was put in place as follows: year 2000 exposure was identified and broken into individual projects with leaders assigned; projects were planned and are managed by assigned leaders who provide quarterly status updates to a year 2000 review committee (the year
2000 review committee is a committee comprising members from business, information technology, manufacturing, internal audit and external consultants); all projects have target completion dates with sufficient leeway to apply closer management if necessary; and overall status is reported quarterly to the Audit Committee of the Board of Directors and executive management. After thorough reviews, projects were initiated in the following specific areas: business systems, manufacturing systems, engineering systems, desktop computing, information technology infrastructure, facilities, suppliers' products and readiness, and Company products. A common approach was used to inventory equipment and systems (including operating systems, application software and embedded firmware); require that all future purchase orders and contracts with vendors include a year 2000 compliance clause; obtain letters from suppliers requesting year
2000 compliance status and upgrade costs; test all systems whether a supplier claims compliance or not; perform upgrades or replacements as dictated by suppliers; and test upgrades and replacements.
        Below are summaries of the project areas mentioned above:
        Business Systems
        All systems supported by the Company's corporate information services group and all programs used in production have been inventoried as part of the year 2000 readiness project using the Company's year 2000 inventory methodology. Inventoried programs are reviewed systematically using a software tool that identifies references to dates in any format. That process then identifies for review any code that potentially requires changes. The Company also used a tool to simulate the computer system date to any value before or after the year 2000. The Company has used this tool to test the rollover date from December 31, 1999 to January 1, 2000, as well as many dates before and after those days.
        Many of the Company's corporate business systems were deemed ready for the year 2000 as early as January 1998, when year 2000 dates began to appear in system data. Critical business systems remediation was completed in April 1999. The Company has already moved to its fiscal 2000 accounting calendar commencing on May 31, 1999 without incident. The Company expects to have adequate time during the balance of calendar 1999 to complete remediation of noncritical systems.
        Manufacturing Systems
        Manufacturing systems are being addressed through a coordinated project involving the Company's manufacturing sites. The project interacts with the Company's corporate information services group to maximize leverage of activity across sites and with corporate efforts. The project is approximately 98 percent complete with the remaining remediation efforts scheduled to be completed by August 1999. Common approaches include formats for project plans, inventory and status spreadsheets, test validation forms and scorecards that are reviewed by senior management. All manufacturing sites have been using year 2000 compliant shop floor control systems since April 1999 and significant progress has been made in the remediation and testing of manufacturing equipment. All test results for manufacturing equipment have been documented on standardized forms to ensure thoroughness.
        Engineering Systems
        The project to address computer aided design hardware and software for year 2000 readiness addresses the standard software products used by the Company and the operating environments in which they run. All key suppliers have provided assurance that their software is year 2000 ready. Internal testing of software from key suppliers has been completed and no year 2000 problems were found. Critical computing platform and local area network inventory, testing and remediation was completed in May 1999.
        Desktop Computing
        The desktop project addresses the year 2000 readiness of all desktops in the Company through research, diagnostic tools, communication programs and the broad implementation of centralized server applications. At the heart of the desktop program is a database that communicates minimum BIOS levels for major hardware suppliers and the release levels for standard and popular shrink-wrap software. In addition to this information approach, diagnostic software is available to aid in desktop discoveries and upgrades. The database is in place today and is being augmented through continuing supplier research and program benchmarking with other companies. Completion of desktop evaluation and compliance will extend well into 1999. In May 1999, the Company completed testing of every desktop system to ensure year 2000 compliance. The deployment of the centralized server strategy is also a key element in desktop readiness, since moving to centralized servers immediately enables noncompliant desktop systems to work without problems.
        Information Technology Infrastructure
        The Company's infrastructure group project ensures that all critical information system infrastructure elements worldwide will either be year 2000 ready or eliminated from the network before the year 2000. This project includes networks, mainframe operations and servers. Most network devices and servers are year 2000 ready today. A major project to upgrade the Company's mainframe computing environment was completed in December 1998. Actions addressing critical voice and video components were upgraded in April 1999. Infrastructure strategies of centralization, standardization and simplification reduced the Company's year 2000 effort considerably as nonstandard hardware, software, protocols and applications were removed from the network and computing environments.
        Facilities
        The scope of the facilities project includes operations at the Company's worldwide manufacturing sites, business centers, sales offices and design centers. It encompasses facilities management systems (for example, temperature, humidity, pressurization and cleanliness of clean rooms), hazardous gas networks (for example, leak monitoring and auto shutdown of hazardous gases), ultrapure water and wastewater treatment, automatic gas cabinets, door access, fire protection, uninterrupted power systems, utility services, chillers, boilers, bulk gas plants, lighting, elevators and variable speed drives for fan and pump motors. The facilities project was substantially complete in May 1999.
        Suppliers' Products and Readiness
        The Company's purchasing group established a year 2000 program to ensure that products purchased operate correctly without year 2000 issues and that year 2000 issues will not cause an interruption of service from the Company's suppliers. The Company has incorporated product compliance certification as standard in its conditions of purchase since September 1997. Key suppliers are required to take the necessary steps to ensure their own readiness and report to the Company on the status of their year 2000 programs.
        The Company has contacted more than 2,800 suppliers about year 2000 readiness. More than 600 suppliers were designated key suppliers and have been requested to certify their readiness. All of the designated key suppliers have responded to our inquiries with 95 percent reporting as ready. In May 1999, the Company evaluated plans and assigned a risk factor to the readiness projects of suppliers who provide materials and services critical to operations. These risk assessments are being used for contingency planning.
        Company Products
        The Company considers its products to be year 2000 compliant if the product, when used in accordance with associated documentation provided by the Company, is capable of correctly storing, displaying, processing, providing and/or receiving date data from, into, and between the years 1999 and 2000 and beyond (including leap year calculations), provided that all other products used with the Company's product, such as hardware, software and firmware, properly exchange accurate date data with it. Company products that do not process date-related information are considered to be year 2000 compliant. The Company has made year 2000 compliance information for products available to customers on the Company's web site.
        The Company's products fall into the following categories for year
2000 compliance:
- Products that have no date functions and therefore have no year 2000 compliance issues
- Products that are year 2000 compliant, with possible customer software/firmware issues. (Although the Company's products that are certified year 2000 compliant are capable of accurately processing date-related information into the next century, it is the customers' responsibility to ensure that all other parts of their system or product are also capable of an error-free transition into the year 2000. For instance, customer firmware embedded onto microcontrollers or additional software developed may independently create errors in date processing. Semiconductors are only one of many building blocks in a product or system, and all components working together must be capable of properly processing date data after 1999 in order to be year 2000 ready)
- Real-time clock products sold by the Company do not have century counters. Their year registers count from 00 to 99 and then start over again, which is documented in the applicable product datasheets. Accordingly, the software in each system that the customer chooses to use in conjunction with the Company's real-time clock products needs to be validated by the customer to ensure year 2000 compliance
- Custom products made by the Company for customers are based on customers' design specifications. The Company generally has no knowledge of the functions and/or features of those parts. When the Company manufactures custom parts, it is incumbent on the customer to determine if those parts are year 2000 compliant
- Obsolete products were not included in the Company's review of products for year 2000 compliance (products announced as obsolete or discontinued by the Company prior to September 1997). Questions regarding year 2000 readiness on obsolete products are addressed upon request.

The Company continues to evaluate its exposure to contingencies related to the year 2000 for products it has sold even though the Company believes that its products do not directly contain century counters that provide calendar year functions. The Company has not received notification from any of its customers that a Company product performs noncompliant year 2000 functions. However, customers may use the Company's products in conjunction with customer-supplied software, over which the Company has no control, that may perform noncompliant year 2000 date computations.
        The Company's remediation efforts are substantially complete and the focus is now being directed toward contingency planning. Management is confident in the Company's ability to transition to the year 2000 without incident but will establish contingency plans in the event of unforeseen critical failures. The Company reasonably believes that its most likely worst-case year 2000 impact would relate to problems with systems of suppliers and customers rather than with the Company's internal systems or products. The Company has less control over the year 2000 assessment and remediation efforts of third parties and believes the risks are greatest with infrastructure providers (power, water and communication services), logistics elements (transportation and customs) and suppliers of materials and services, especially where the Company is dependent on a limited number of potential suppliers for those materials and services. In addition, remediation of remaining manufacturing equipment elements is dependent on the timely availability of hardware and/or software solutions from vendors. Failures with the Company's infrastructure providers and failures of vendors to successfully implement year 2000 modifications in manufacturing tools and related systems could result in the inability to manufacture and deliver products to customers. Contingency planning for supplier issues will include identifying and qualifying second sources for critical components, considering the need to increase the inventory levels of certain products above normal stocking levels and evaluating the need to deploy strategic inventory quantities geographically. Such efforts should be completed by August 1999.
       Since customers use the Company's products in conjunction with customer-supplied software over which the Company has no control, there is also a risk of litigation associated with the use of such products by customers. Such risk includes all the uncertainties and costs associated with litigation. Because of the unprecedented nature of the year 2000 issue, it is impossible for the Company to predict the nature and extent of such litigation, although it could be significant to the Company.
        Regarding the Company's internal systems, some of the critical contingency plans are extensions of existing business continuity programs and have been in place since the start of the year 2000 readiness program. The Company's business continuity program was successfully tested in May 1999.
        The year 2000 project costs and resource consumption are estimated at $20 million, of which approximately $17 million has been incurred to date. Approximately 35 percent of costs are related to internal staff costs with the remaining 65 percent for hardware and software upgrade costs that are incremental to ongoing operating expenses. Testing will continue through the remainder of 1999 and the beginning of 2000 to ensure the continued compliance of all elements of the Company's year 2000 program.
        The Company reviews and updates cost data on a quarterly basis. These cost assessments are based on management estimates that were determined based on future events, a portion of which are outside the Company's direct control. As the Company continues its year 2000 readiness project, these cost estimates may change. Management does not believe that changes in cost estimates will have a material impact on future results of operations.
        The forward looking statements discussed or incorporated by reference in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment ofthe semiconductor industry, competitive products and pricing, growth in the PC and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the Company's SEC reports and filings.


Appendix to MD&A Graphs
(3 yrs)
                                                    1999      1998      1997
                                                    -----     ----      ----
Net Sales per Employee                             $164.1    $197.1    $146.6
Net Operating Margin
  as a Percent of Sales                            (55.5%)    (5.8%)    0.3%)
Operating Costs and
  Expenses (As a Percent of Sales):
Selling, General, and Administrative                16.2%     13.9%     16.7%
Research and Development                            24.1%     19.0%     15.1%
Cost of Sales                                       79.4%     65.1%     62.3%
Net Property, Plant, and Equipment                 $916.0  $1,655.8  $1,349.0
Stock Price Ending                                 $19.38    $16.25    $28.00


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing in subcaption "Financial Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of Operation in Item 7 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8.


ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                  Page
---------------------                                                  ----

Consolidated Balance Sheets at May 30, 1999 and May 31, 1998            30

Consolidated Statements of Operations for each of the years
   in the three-year period ended May 30, 1999                          31

Consolidated Statements of Comprehensive Loss for each of
   the years in the three-year period ended May 30, 1999                32

Consolidated Statements of Shareholders' Equity for each of
   the years in the three-year period ended May 30, 1999                33

Consolidated Statements of Cash Flows for each of the years
   in the three-year period ended May 30, 1999                          34

Notes to Consolidated Financial Statements                            35-60

Independent Auditors' Report                                            61


Financial Statement Schedule:
-----------------------------
For the three years ended May 30, 1999

Schedule II -- Valuation and Qualifying Accounts                        65


NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                               May 30,           May 31,
In Millions, Except Share Amounts               1999              1998
                                               -------           ------
ASSETS
Current assets:
    Cash and cash equivalents                  $418.7            $460.8
    Short-term marketable investments           107.2             112.4
    Receivables, less allowances of $68.0       171.9             208.5
      in 1999 and $50.3 in 1998
    Inventories                                 141.3             283.9
    Deferred tax assets                         117.9             166.2
    Other current assets                         32.2              76.4
                                               -------          -------
Total current assets                            989.2           1,308.2
Property, plant and equipment, net              916.0           1,655.8
Other assets                                    139.1             136.7
                                              --------          -------
Total assets                                 $2,044.3          $3,100.7
                                              ========          =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt           $49.3             $53.9
    Accounts payable                            189.8             237.0
    Accrued expenses                            348.1             310.9
    Income taxes payable                         77.8             191.8
                                              --------          -------
Total current liabilities                       665.0             793.6
Long-term debt                                  416.3             390.7
Other noncurrent liabilities                     62.2              57.5
                                              --------          -------
Total liabilities                            $1,143.5          $1,241.8
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value.
      Authorized 300,000,000 shares.
      Issued and outstanding 169,053,112
      in 1999; 165,461,245 in 1998              $84.5             $82.7
    Additional paid-in capital                1,268.1           1,240.1
    Retained earnings (deficit)                (434.1)            575.8
    Unearned compensation                       (15.0)            (27.3)
    Accumulated other comprehensive loss         (2.7)            (12.4)
                                              -------           -------
Total shareholders' equity                     $900.8          $1,858.9
                                              -------           -------
Total liabilities and shareholders' equity   $2,044.3          $3,100.7
                                             ========           =======
See accompanying Notes to Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                   May 30,     May 31,    May 25,
In Millions, Except Per Share Amounts          1999        1998       1997
                                              ------      ------     -------
Net sales                                    $1,956.8    $2,536.7   $2,684.4
Operating costs and expenses:
    Cost of sales                             1,553.5     1,651.7    1,672.5
    Research and development                    471.3       482.0      404.5
    Selling, general and administrative         317.4       353.2      448.9
    Special items:
        Merger costs                               -         30.0         -
        Restructuring of operations             700.9        63.8      134.2
        In-process R&D                             -        102.9       72.6
        Gain on sale of Fairchild                  -           -       (40.6)
                                              ------      ------      -------
Total operating costs and expenses            3,043.1     2,683.6     2,692.1
                                              ------      ------      -------
Operating loss                              (1,086.3)     (146.9)       (7.7)
Interest income (expense), net                  (2.2)       22.3         6.1
Other income, net                                3.1        24.9        18.7
                                             -------     -------      ------
Income (loss) before income taxes           (1,085.4)      (99.7)       17.1
Income tax expense (benefit)                   (75.5)       (1.1)       15.5
                                             -------     -------      ------
Net income (loss)                          $(1,009.9)     $(98.6)       $1.6
                                             =======     =======      ======
Earnings (loss) per share:
    Basic                                     $(6.04)     $(0.60)      $0.01
    Diluted                                   $(6.04)     $(0.60)      $0.01

Weighted-average shares:
    Basic                                      167.1       163.9       156.l
    Diluted                                    167.1       163.9       159.1

See accompanying Notes to Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

In Millions                                  May 30,     May 31,     May 25,
                                              1999        1998        1997
                                             ------      ------      -------
Net income (loss)                          $(1,009.9)  $   (98.6)   $    1.6

Other comprehensive income (loss),
     net of tax:
     Unrealized gain (loss) on
        available-for-sale securities           22.2         2.1        (0.8)
     Reclassification adjustment for
        realized gain included in
        net income (loss)                         -         (6.3)       (3.1)
     Minimum pension liability                 (12.5)      (12.5)         -
                                              ------      ------       ------
Other comprehensive income (loss)                9.7       (16.7)       (3.9)
                                              ------      ------       ------
Comprehensive loss                         $(1,000.2)   $ (115.3)   $   (2.3)
                                             =======      =======      ======

See accompanying Notes to Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                    Accumulated
                                                       Other
                       Unearned  Additional Retained   Compre-
              Common    Compen-   Paid-In   Earnings   hensive
               Stock    sation    Capital   (Deficit)  Loss     Total
              ------   --------  ---------- -------- ---------- -----
Balances at
May 26, 1996  $76.4     $(3.3)    $968.5    $673.4     $8.2   $1,723.2

Net income       -         -          -        1.6       -         1.6

Issuance of
common stock
under option,
purchase,
and profit
sharing plans
and tax benefit
of $18.6         2.7       -        78.4        -        -        81.1

Issuance of
common stock
and unearned
compensation
charge in
connection with
Mediamatics
acquisition      1.3    (32.7)      96.2        -        -        64.8

Unearned
compensation
charge
relating to
issuance of
restricted stock 0.2    (11.7)      11.5        -        -          -

Cancellation of
restricted stock  -       0.8       (0.8)       -        -          -

Amortization of
unearned
compensation      -       4.9         -         -        -         4.9

Other
comprehensive
loss              -        -          -         -      (3.9)      (3.9)
               ------   --------  ---------- -------- ---------- -----
Balances at
May 25, 1997    80.6    (42.0)   1,153.8     675.0      4.3    1,871.7

Adjustment to
conform pooling
of interests
for shareholders'
equity            -        -         1.3      (0.6)      -         0.7

Net loss          -        -          -      (98.6)      -       (98.6)

Issuance of
common stock
under option,
purchase,
and profit
sharing plans
and tax benefit
of $17.5         2.1       -        80.9        -        -        83.0

Fair value
of stock
options
assumed in
ComCore
acquisition       -        -         4.3        -        -         4.3

Unearned
compensation
charge
relating
to issuance
of restricted
stock             -      (0.7)       0.7        -        -          -

Cancellation
of restricted
stock             -       0.9       (0.9)       -        -          -

Amortization
of unearned
compensation      -      14.5         -         -        -        14.5

Other
Comprehensive
loss              -        -          -         -     (16.7)     (16.7)
               ------   --------  ---------- -------- ---------- -----
Balances at
May 31, 1998    82.7    (27.3)   1,240.1     575.8    (12.4)   1,858.9

Net loss          -        -          -   (1,009.9)      -    (1,009.9)

Issuance of
common stock
under option,
purchase, and
profit sharing
plans            1.8       -        26.5        -        -        28.3

Unearned
compensation
charge relating
to issuance
of restricted
stock             -      (3.5)       3.5        -        -          -

Cancellation
of restricted
stock             -       2.0       (2.0)       -        -          -

Amortization
of unearned
compensation      -      13.8         -         -        -        13.8

Other
comprehensive
income            -        -          -         -       9.7        9.7
               ------   --------  ---------- -------- ---------- -----
Balances at
May 30, 1999   $84.5   $(15.0)  $1,268.1   $(434.1)   $(2.7)    $900.8
               ======  =======  ========   ========   ======    ======

See accompanying Notes to Consolidated Financial Statement


NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended                                    May 30,     May 31,    May 25,
In Millions                                      1999        1998        1997
                                              ---------    --------   -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            $(1,009.9)     $(98.6)     $1.6
Adjustments to reconcile net income (loss)
    with net cash provided by operations:
    Depreciation and amortization                405.6       306.7     263.0
    Gain on disposition of Fairchild                -           -      (40.6)
    Loss (gain) on sale of investments             0.1       (10.3)     (0.7)
    Loss on disposal of equipment                 50.5         9.7       8.2
    Deferred tax provision                        52.8         4.9     (83.8)
    Tax benefit associated with stock options       -         17.5      18.6
    Merger costs                                    -         30.0        -
    Restructuring of operations                  700.9        63.8     134.2
    In-process research and development charge      -        102.9      72.6
    Other, net                                     0.7        (0.5)      1.2
    Changes in certain assets and liabilities, net:
        Receivables                               36.6        55.7      30.0
        Inventories                              142.6       (60.6)     60.4
        Other current assets                      44.2        (2.9)    (17.3)
        Accounts payable and accrued expenses    (80.6)     (102.8)     (6.5)
        Income taxes                            (114.0)      (47.0)     73.0
        Other liabilities                         (3.4)       12.3      (0.8)
                                              ---------    --------   -------
Net cash provided by operating activities        226.1       280.8     513.1
                                              ---------    --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment       (303.3)     (622.0)   (605.6)
Sale and maturity of available-for-sale
    securities                                   167.1     1,005.8     118.2
Maturity of held-to-maturity securities             -         14.5   1,202.1
Purchase of available-for-sale securities        162.0)   (1,051.5)   (146.4)
Purchase of held-to-maturity securities             -           -   (1,191.6)
Disposition of Fairchild                            -           -      400.5
Sale of Fairchild note receivable                   -           -       65.0
Sale of investments                                0.1        16.2       5.1
Business acquisitions, net of cash acquired         -        (96.4)    (13.7)
Purchase of investments and other, net           (19.1)      (20.2)    (14.6)
                                                -------    --------   -------
Net cash used by investing activities           (317.2)     (753.6)   (181.0)
                                                -------    --------   -------
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible subordinated notes,
    less issuance costs                             -           -      126.5
Redemption of convertible subordinated notes        -       (126.4)       -
Issuance of debt                                  77.5       100.4      59.1
Repayment of debt                                (56.5)      (19.0)   (165.9)
Issuance of common stock, net                     28.0        63.2      59.3
                                              ---------    --------   -------
Net cash provided by financing activitie          49.0        18.2      79.0
                                              ---------    --------   -------
Net change in cash and cash equivalents          (42.1)     (454.6)    411.1
Adjustment to conform pooling of interests
    for cash and cash equivalents at beginning
    of year                                         -         17.6        -
Cash and cash equivalents at beginning of year   460.8       897.8     486.7
                                              ---------    --------   -------
Cash and cash equivalents at end of year        $418.7      $460.8    $897.8
                                              ---------    --------   -------

See accompanying Notes to Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and its majority-owned subsidiaries ("National" or the "Company"). All significant intercompany transactions are eliminated in consolidation. Nonmarketable investments in which National has less than 20 percent ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.
        The Company's fiscal year ends on the last Sunday of May, and for the fiscal year ended May 30, 1999, it had a 52-week year. For the fiscal year ended May 31, 1998, the Company had a 53-week year. Operating results for the additional week were considered immaterial to the Company's consolidated results of operations for the year ended May 31, 1998. Fiscal 1997 was a 52-week year.
        In November 1997, the Company acquired all outstanding shares of Cyrix Corporation ("Cyrix") common stock (See Note 4). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include Cyrix. Since the fiscal years for National and Cyrix differed, Cyrix changed its fiscal year-end to coincide with National's, beginning in fiscal 1998. The consolidated statements of operations, shareholders' equity and cash flows for fiscal 1997 combine National's consolidated statements of operations, shareholders' equity and cash flows for the year ended May 25, 1997 with Cyrix's consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1996. The results of operations for the period January 1, 1997 through May 25, 1997 for Cyrix, which included net sales of $84.6 million, total operating costs and expenses of $84.4 million, other expense of $1.1 million, income tax benefit of $0.3 million, net loss of $0.6 million and an increase in capital from the issuance of common stock of $1.3 million, have been recorded as an adjustment to shareholders' equity.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. The Company uses the straight-line method to depreciate machinery and equipment over their estimated useful life (3-5 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.
        The Company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets. For fiscal 1999, 1998 and 1997, the Company capitalized $0.4 million, $4.9 million and $13.8 million of interest, respectively, in connection with various capital expansion projects.
        The Company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.
        In connection with certain restructuring actions, the Company recorded impairment losses of $633.9 million and $80.4 million in fiscal 1999 and 1998, respectively (See Note 3). The fair value of the related assets was determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Income Taxes

Deferred tax liabilities and assets at the end of each period are determined based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance.

Earnings per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding, such as convertible subordinated notes. For all years presented, the effect of the assumed conversion of the convertible subordinated notes was antidilutive. In addition, the effect of potential common stock from stock options was antidilutive for fiscal 1999 and 1998.
        For all years presented, the reported net income (loss) was used in the computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

                                                           Years Ended
                                              -------------------------------
(In Millions)                                   May 30,    May 31,    May 25,
                                                 1999       1998       1997
                                                ------     -------    -------
Weighted-average common shares outstanding used
    for basic earnings per share                  167.1      163.9      156.1
Effect of dilutive securities:
    Stock options                                    -          -         3.0
-----------------------------------------------------------------------------
Weighted-average common and potential common
    Shares outstanding used for diluted
    earnings per share                            167.1      163.9      159.1
                                                 ======      =====      =====
        As of May 30, 1999, there were options outstanding to purchase 36.2 million shares of the Company's common stock with a weighted-average exercise price of $14.70, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. As of May 30, 1999, the Company also had outstanding the $258.8 million convertible subordinated notes, which are convertible into approximately 6.0 million shares of common stock.

Currencies

The Company's functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a maturity of three months or less at the time of purchase. National maintains its cash balances in various currencies and in a variety of financial instruments. The Company has not experienced any material losses related to any short-term financial instruments.

Marketable Investments. The Company classifies its debt and marketable equity securities into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method.

Off-Balance Sheet Financial Instruments. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated revenue transactions are deferred until such time as the underlying transactions are recognized or are recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on contracts to hedge certain non-U.S. dollar denominated assets and liabilities are recognized in income and generally offset by the corresponding effect of currency movements on these financial positions. Gains and losses on any instruments not meeting the aforementioned criteria are recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the consolidated statements of cash flows.

Fair Values of Financial Instruments

Fair values of cash equivalents and short-term investments approximate cost, and the fair value of short-term debt approximates carrying amount due to the short period of time until maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 30, 1999.

Employee Stock Plans

The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

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

Reclassifications

Certain amounts in prior years' financial statements and related notes have been reclassified to conform to the fiscal 1999 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments

Marketable Investments

The Company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 30, 1999, investments were placed with a variety of different financial institutions or other issuers. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2. The Company's investment portfolio generally matures within one year or less. No gross realized gains or losses on available-for-sale securities were recorded in fiscal 1999. Gross realized gains on available-for-sale securities approximated $10.6 million and $4.1 million for fiscal 1998 and 1997, respectively. Gross realized losses were not material for either fiscal 1998 or 1997.

Investments at fiscal year end comprise:
                                        Gross
                                      Amortized     Unrealized      Estimated
(In Millions)                           Cost      Gains/(Losses)   Fair Value
                                     ---------    --------------   ----------
1999
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit              $  9.0       $   -            $  9.0
    Corporate bonds                        74.8         (0.1)            74.7
    Auction rate preferred stock           11.0           -              11.0
    U.S. government and federal
        agency debt securities             12.5           -              12.5
                                       -------        --------        -------
Total short-term investments             $107.3 $       (0.1)          $107.2
                                       =======        ========        =======
LONG-TERM INVESTMENTS
  Available-for-sale securities:
    Equity securities                    $  2.0        $ 22.3          $ 24.3
                                       -------        --------        -------
Total long-term investments              $  2.0        $ 22.3          $ 24.3
                                       =======        ========        =======

1998
SHORT-TERM INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit              $ 23.0        $   -           $ 23.0
    Corporate bonds                        50.4           0.1            50.5
    U.S. government and federal agency
       debt securities                     37.9            -             37.9
    Foreign government bonds                1.0            -              1.0
                                       -------        --------        -------
Total short-term investments             $112.3        $  0.1          $112.4
                                       =======        ========        =======

        Gross unrealized losses were not material for fiscal 1999 and 1998. At May 30, 1999, long-term investments of $24.3 million were included in other assets.
        At May 30, 1999, the Company held $0.3 million and $389.4 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($142.1), institutional money market funds ($8.6) and commercial paper ($239.0).
        At May 31, 1998, the Company held $0.5 million and $429.6 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($158.9), institutional money market funds ($9.9) and commercial paper ($261.3).
        The net unrealized gains on available-for-sale securities of $22.2 million at May 30, 1999 and $0.1 million at May 31, 1998 are included in accumulated other comprehensive loss. The related tax effects are not significant.

Off-Balance Sheet Financial Instruments
The Company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. It is the Company's policy to use derivative financial instruments to protect against market risks arising in the normal course of business. Company policies prohibit the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase the Company's underlying exposure. The criteria the Company uses for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.

Foreign Currency Instruments
The objective of the Company's foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The Company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily comprise sales of the Company's products in currencies other than the U.S. dollar, a majority of which are made through the Company's subsidiaries in Europe and Japan. In addition, the Company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses from foreign currency transactions were not significant for fiscal 1999, 1998 and 1997.

Interest Rate Derivatives
The Company utilizes swap agreements to convert the variable interest rate of certain long-term Japanese yen debt to a fixed Japanese yen interest rate (1.23 percent at May 30, 1999). In fiscal 1998, the Company also utilized a swap agreement to convert the interest rate of certain long-term U.S. dollar debt to a variable rate. The swap agreement was terminated in fiscal 1999 and resulted in an immaterial gain.

Fair Value and Notional Principal of Off-Balance Sheet Financial Instruments The table below shows the fair value and notional principal of the Company's off-balance sheet instruments as of May 30, 1999 and May 31, 1998. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the Company's exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 30, 1999 and May 31, 1998. The credit risk amount shown in the table represents the Company's gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Transactions Qualifying for Hedge Accounting:

                               Carrying     Notional     Estimated     Credit
(In Millions)                    Amount      Principal    Fair Value     Risk
                              --------     ---------    ----------    -------
1999
INTEREST RATE INSTRUMENTS
Swaps:
Variable to fixed                $   -      $  20.1        $  (0.3)     $   -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                 $ (0.2)    $  17.9        $  (0.2)     $   -
  Singapore dollar                 (0.1)       10.1           (0.2)         -
                                --------     -------     ---------    -------
          Total                  $ (0.3)    $  28.0        $  (0.4)     $   -
                                ========     =======     =========    =======
Purchased options:
  Pound sterling                 $   -      $   8.0        $    -       $   -
  Japanese yen                     (0.1)        7.0            0.1        0.1
  Others                             -          5.0             -          -
                              ----------   -------      ---------     -------
          Total                  $ (0.1)    $  20.0        $   0.1      $ 0.1
                              ==========     =======      =========   =======

1998
INTEREST RATE INSTRUMENTS
Swaps:
  Fixed to variable             $   -      $175.0         $   3.2      $  3.2
  Variable to fixed             $   -      $ 18.5            (0.1)     $   -
Interest rate collars           $   -      $ 50.0              -       $   -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To buy dollars:
  Italian lira                  $   -      $  6.3         $    -       $   -
  Japanese yen                      -         2.6             0.1         0.2
  French franc                      -         1.1              -           -
                              --------     -------      ---------     -------
Total                           $   -      $ 10.0         $   0.1      $  0.2
                              ========     =======      =========     =======

To sell dollars:
  Pound sterling                $   -      $ 19.8         $  (0.3)     $  0.2
  Singapore dollar                 0.5       13.5            (0.1)         -
                              --------     -------      ---------     -------
Total                           $  0.5     $ 33.3         $  (0.4)     $  0.2
                              ========     =======      =========     =======

Purchased options:
  Japanese yen                  $ (0.1)    $ 12.0         $   0.6      $  0.6
  German deutsche mark            (0.1)      11.6             0.2         0.2
  Pound sterling                    -         5.0              -           -
                              --------     -------      ---------     -------
Total                           $ (0.2)    $ 28.6         $   0.8      $  0.8
                              ========     =======      =========     =======

        All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 30, 1999 and May 31, 1998 are immaterial. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Unrealized gains and losses on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Unrealized gains on such agreements at May 30, 1999 and May 31, 1998 are immaterial.

Fair Value of Financial Instruments

At May 30, 1999, the estimated fair value of long-term debt was $391.6 million and the carrying values of receivables and accounts payable approximate their estimated fair values.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk are primarily investments and trade receivables. The Company's investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of credit from any one financial institution or direct issuer. The Company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. National performs continuing credit evaluations of its customers whenever necessary and generally does not require collateral. Historically, the Company has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Restructuring of Operations

In fiscal 1999 the Company reported a net restructure charge of $700.9 million related to the following actions:
        In May 1999, the Company announced its decision to exit the PC microprocessor business and related support activities in order to sharpen its focus on the emerging information appliance market and on its traditional analog business. The related actions, which are expected to be completed by the end of the calendar year, included the elimination of approximately 1,140 positions worldwide and closure of the Company's 8-inch development wafer fabrication facility located in Santa Clara, California. In connection with this action, operating results for fiscal 1999 included a restructure charge of $689.6 million. The decision to exit the PC microprocessor business resulted in significant impairment of capital assets in South Portland, Maine; Richardson, Texas; and Toa Payoh, Singapore, which were substantially devoted to supporting the PC microprocessor business. The Company also announced its intention to sell a majority interest in its wafer fabrication facility in Maine. As a result, the restructure charge included impairment losses of $494.3 million relating to these assets. The Maine assets have been treated as assets to be held and used, since they relate to a wafer fabrication facility that cannot be removed immediately from operations and are being depreciated over the new expected life. The planned exit from the development wafer fabrication facility in Santa Clara, resulted in an additional $139.6 million impairment loss included in the restructure charge. The other components of the restructure charge included $37.0 million for severance and $18.7 million for other exit-related costs. Of the total charge, noncash charges included the impairment losses and $3.2 million of other exit-related costs. During fiscal 1999, the Company paid $5.4 million for severance to 263 terminated employees associated with these actions.
        In October 1998, the Company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by a continued weakness in the semiconductor market, which resulted in overall lower capacity utilization of the Company's manufacturing facilities. The Company engaged the services of an investment banker to assist in seeking a potential investor to acquire and operate the Greenock facility. The Company is in the process of closing its 4-inch wafer fabrication facility ("Fab 1") in Greenock and consolidating Fab 1 manufacturing into its 6-inch wafer fabrication facility on the same site. The Company is also moving some of the Greenock capacity and related processes to its manufacturing facility in Arlington, Texas. This action will cause a reduction in the Greenock workforce by approximately 600 employees and is expected to be completed by the third quarter of fiscal
2000. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations and are being depreciated over the new expected life. In connection with the closure of Fab 1, the Company recorded a restructuring charge of $23.0 million in fiscal 1999. The charge included $12.6 million for severance, $3.9 million for costs associated with the dismantling of Fab 1 and approximately $6.5 million for other exit-related costs. Other than $5.5 million of other exit-related costs for noncash items, the charge included primarily cash items.
        The fiscal 1999 restructure charges were partially offset by an $11.7 million release of excess reserves related to certain prior restructure actions. The release included $3.0 million of severance, $4.1 million of asset write-offs and $4.6 million of other exit costs. The release of excess reserves was prompted by the completion during fiscal 1999 of remaining actions primarily associated with the closure of the Company's 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in April 1998.
        In fiscal 1998 the Company reported a net restructure charge of $63.8 million related to the following actions:
        Due to weakened business conditions experienced in the second half of fiscal 1998, the Company implemented an overall cost reduction plan in April 1998. As part of the overall cost reduction plan, the Company announced a worldwide workforce reduction. This action was completed during fiscal 1999 and resulted in a total reduction of 815 people. During fiscal 1999, the Company paid $10.8 million of severance to a remaining 458 employees associated with this action. In addition, the plan included modification of certain previously announced actions related to the closure of the Santa
Clara 5- and 6-inch wafer manufacturing facilities, as well as additional impairment loss related to the write down of certain assets in the 0.65-micron wafer manufacturing facility in Arlington, Texas. As a result, the Company recorded a $73.6 million restructuring charge in fiscal 1998. The restructuring charge included approximately $32.5 million for severance and lease termination costs, $10.6 million for the write-off of assets related to discontinued product development programs and $10.2 million for the write-off of assets related to discontinued process technology development. It also included an additional $20.3 million impairment loss on certain assets in the Arlington wafer manufacturing facility. The additional impairment loss was caused by weakened business conditions that significantly reduced the demand for wafers from the 0.65-micron wafer manufacturing facility. These charges were partially offset by the release of $9.8 million of excess reserves, primarily severance costs, related to actions that were competed during fiscal 1998 associated with the fiscal 1997 reorganization of the Company's operating structure and planned realignment of its manufacturing facilities.
        In fiscal 1997 the Company reported a net restructure charge of $134.2 million related to the following actions:
        In connection with the Company's reorganization of its operating structure announced in June 1996, the Company recorded a $49.7 million restructuring charge for the write down of impaired assets to estimated fair value, as well as costs associated with staffing reductions and other exit costs necessary to reduce the Company's infrastructure in both Fairchild and the remaining National core business.
        The Company also recorded a restructuring charge of $84.5 million in fiscal 1997 related to the Company's planned realignment of its manufacturing facilities announced in May 1997. The charge included an impairment loss of $60.1 million related to the write down of certain assets in its Arlington wafer manufacturing facility. This impairment arose from the Company's decision to cancel further investment in its 6-inch, 0.65-micron wafer fabrication expansion that began in 1995.
        In addition to the impairment loss, the charge included $11.0 million of exit costs primarily related to the closure of its 5- and 6-inch wafer fabrication facilities in Santa Clara. The exit costs primarily related to severance costs, the removal of production equipment and the dismantling of the production facilities. The closure of the Santa Clara wafer fabrication facilities was completed during fiscal 1999 and affected a total of 556 people who had been previously employed in these facilities. During fiscal 1999, the Company paid $10.2 million of severance to a remaining 502 employees associated with this action. The charge also included $10.3 million of exit costs associated with the Company's decision to halt expansion of its 6-inch wafer fabrication line in Greenock, Scotland. These costs primarily related to the write-off of previously capitalized construction in progress costs and other exit costs, including employee-related costs. The remaining $3.1 million was related to severance and other exit costs at other manufacturing facilities. As of May 30, 1999, all these actions were substantially completed.
        In connection with the restructure actions discussed in the preceding paragraphs, accrued liabilities at May 30, 1999 include $79.5 million related to severance and other exit costs for those actions that have not yet been completed as of May 30, 1999.

Note 4.  Acquisitions

As discussed in Note 1, the Company completed its merger with Cyrix in November 1997. Under the terms of the agreement, each share of Cyrix common stock was exchanged for 0.825 of a share of National common stock. A total of 16.4 million shares of National common stock was issued to current holders of Cyrix common stock. In addition, up to 2.7 million shares of National common stock were reserved for issuance in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of National common stock were reserved for issuance in the future upon conversion of Cyrix 5.5% convertible subordinated notes due June 1, 2001. Under the terms of the Indenture for the Notes, the merger with Cyrix constituted a change of control. As a result, each holder of the Notes had the right to require the Company to repurchase all of the outstanding Notes or any portion of the principal amount thereof that is equal to $5,000 or any integral multiple of $1,000 in excess thereof on January 12, 1998 at a purchase price to be paid in cash equal to 100 percent of the principal amount of the Notes to be repurchased plus interest accrued to the repurchase date. During January 1998, the Company paid $126.4 million to repurchase substantially all of the outstanding Notes. As a result, conversion of the remaining outstanding Notes will only require issuance of up to 1,619 shares of National common stock.
        The following table summarizes the results of operations previously reported by the separate companies through November 23, 1997, which represents the closest interim period to the date the merger was consummated:

                                    Six Months Ended            Year Ended
                                      November 23,                May 25,
(In Millions)                            1997                      1997
                                    ----------------            ----------

Net sales:
        National                        $1,241.1                  $2,507.3
        Cyrix                              135.6                     177.1
                                        --------                  --------
Total sales                             $1,376.7                  $2,684.4
                                        ========                  ========

Net income (loss):
        National                        $  120.1                  $   27.5
        Cyrix                              (28.6)                    (25.9)
                                        --------                  --------
Net income                              $   91.5                  $    1.6
                                        ========                  ========

        There were no transactions between Cyrix and National prior to the combination, and no adjustments were necessary to conform the accounting policies of the combining companies. Certain amounts for Cyrix were reclassified to conform with the financial statement presentation followed by National.
        In connection with the merger, the Company recorded a special charge of $30.0 million related to certain merger and related expenses, which is included in the statement of operations for the year ended May 31, 1998. These expenses primarily included transaction fees for investment bankers, attorneys and accountants ($18.3 million); financial printing costs ($2.0 million); and costs associated with the elimination of duplicate facilities and operations ($9.7 million). The Company also expected to pay approximately $10.1 million in retention bonuses to certain Cyrix employees. These amounts were expensed to operations ratably over the employees' service period, which were generally 18 months following the consummation of the merger. Substantially all of the retention bonuses were paid to these employees by May 30, 1999.
        The Company also completed the acquisition of ComCore Semiconductor, Inc. ("ComCore") in fiscal 1998. The acquisition was accounted for using the purchase method with a purchase price of $104.8 million. ComCore, a designer and manufacturer of integrated circuits for computer networking and broadband communications, uses powerful mathematical techniques combined with advanced digital signal processing ("DSP") and customized design methodologies to create high-performance communications solutions. This technology is expected to add advanced design and technology capabilities to the Company's existing analog, mixed-signal and digital expertise. In connection with the acquisition, the Company recorded a $95.2 million in-process R&D charge, $5.3 million of net assets acquired, $4.3 million of goodwill and $15.0 million of unearned compensation related to employee retention arrangements, which is being charged to operations, primarily research and development, over a three-year retention period that began in May 1998. The in-process R&D had not reached technological feasibility and had no alternative uses.
        Pro forma results of operations for fiscal 1998 and 1997 for the ComCore acquisition have not been presented, since ComCore was a development stage company and results of operations for those years were insignificant.
        In fiscal 1997, the Company acquired Mediamatics, Inc. ("Mediamatics"), a Fremont, California, company that is a major provider of MPEG (Motion Picture Experts Group) audio/video capabilities to the personal computer market. The Company completed the acquisition by issuing or reserving for future issuance an aggregate of 3.4 million shares of common stock, with 1.6 million of these shares reserved for stock options and employee retention arrangements. The acquisition was accounted for using the purchase method with a purchase price of $74.5 million. In connection with the acquisition, the Company incurred a special charge to expense in-process research and development of approximately $62.0 million. In addition, the Company recorded $23.5 million of unearned compensation related to employee retention arrangements, which is being charged to operating expenses, primarily research and development, over a 30-month retention period that began in May 1997.
        Pro forma results of operations for fiscal 1997 for the Mediamatics acquisition have not been presented, since Mediamatics was a development stage company and results of operations for fiscal 1997 were insignificant.

Note 5.  Consolidated Financial Statement Details
(In Millions)                                     1999              1998
                                                  ----              ----
RECEIVABLE ALLOWANCES
Doubtful accounts                               $    9.1          $    8.9
Returns and allowances                              58.9              41.4
                                                 -------          --------
Total receivable allowances                     $   68.0          $   50.3
                                                ========          ========

INVENTORIES
Raw materials                                   $   13.0          $   19.3
Work in process                                     81.0             176.0
Finished goods                                      47.3              88.6
                                                 -------          --------
Total inventories                               $  141.3          $  283.9
                                                ========          ========

PROPERTY, PLANT AND EQUIPMENT
Land                                            $   17.0          $   24.8
Buildings and improvements                         531.3             761.0
Machinery and equipment                          1,728.6           1,713.6
Construction in progress                            42.2             440.3
                                                 -------          --------
Total property, plant and equipment              2,319.1           2,939.7
Less accumulated depreciation and amortization   1,403.1           1,283.9
                                                 -------          --------
Property, plant and equipment, net              $  916.0          $1,655.8
                                                ========          ========

ACCRUED EXPENSES
Payroll and employee related                    $  131.0          $  145.8
Restructuring of operations                         79.5              45.7
Other                                              137.6             119.4
                                                 -------          --------
Total accrued expenses                          $  348.1          $  310.9
                                                ========          ========


(In Millions)                             1999        1998           1997
                                          ----        ----           ----

INTEREST INCOME (EXPENSE), NET
Interest income                         $  26.9     $  48.6        $  31.0
Interest expense                          (29.1)      (26.3)         (24.9)
                                        -------     --------       --------
Interest income (expense), net          $  (2.2)    $  22.3        $   6.1
                                        =======     ========       ========
OTHER INCOME
Net intellectual property income        $  11.3     $  15.7        $  10.1
Gain on investments, net                    0.1         9.2            0.8
Other                                      (8.3)         -             7.8
                                        -------     --------       --------
Total other income, net                 $   3.1     $  24.9        $  18.7
                                        =======     ========       ========

Intellectual property income is net of commissions. For fiscal 1999, net intellectual property income included $10.5 million related to a single license arrangement with a Korean firm. Net intellectual property income for fiscal 1998 included $11.2 million related to a single licensing arrangement with another Korean firm. Aside from the single licensing agreements in fiscal 1999 and 1998 with the Korean firms, none of the other license agreements in fiscal 1999 or 1998 were considered individually material and none of the license agreements in fiscal 1997 was considered individually material.

Note 6.  Debt

Debt at fiscal year-end consists of the following:

(In Millions)                                             1999        1998
                                                           ----        ----
Convertible subordinated notes payable at 6.5%, net of
   debt issuance costs                                   $ 255.8     $ 255.1
Notes secured by real estate payable at 7.1% - 12.6%        16.0        20.1
Notes secured by equipment payable at 5.6% - 8.0%          157.1       132.6
Convertible subordinated promissory notes                   15.0        15.0
Other debt                                                  21.7        21.8
                                                         -------     -------
Total debt                                                 465.6       444.6
Less current portion of long-term debt                      49.3        53.9
                                                         -------     -------
Long-term debt                                           $ 416.3     $ 390.7
                                                         =======     =======

        The Company's $258.8 million convertible subordinated notes mature in October 2002. Interest is payable semi-annually at an annual rate of 6.5 percent. The notes are redeemable at the option of the Company, initially at
103.714 percent of face value and at decreasing prices thereafter to 100 percent of face value at maturity, plus accrued interest. The notes are convertible at any time into shares of the Company's common stock at a conversion price of $42.78 per share and are subordinated to senior indebtedness of the Company. The notes have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold within the United States absent registration or exemption from such registration requirements.
        Notes secured by real estate include two notes assumed as part of the repurchase of the equity interest in the Company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 1997 to March 2002. In connection with the Cyrix transaction, the Company assumed two Cyrix notes payable that are collateralized by land and buildings located in Richardson, Texas. One of these notes was paid off during fiscal 1999. The other note matures in September 2006. Interest on this note is due monthly and principal payments vary.
        Notes secured by equipment include loans under four equipment financing agreements, each with a separate group of banks. Borrowings are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over various periods ranging from three to five years. Maturities of loans under these agreements range from November 2001 to November 2003. Borrowings bear interest at varying fixed rates ranging from 6.8 percent to 8.0 percent or are based on the one-month LIBOR rate plus a range of 70-90 basis points (5.6 percent-5.8 percent at May 30, 1999). These financing agreements contain certain covenant and default provisions that require the Company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.
        The actions announced by the Company in May 1999 affect assets that are collateralized under the terms of certain of the Company's long-term debt. As a result, the Company may be required to accelerate the payment of approximately $155 million of equipment loans and the Cyrix note payable.
        In connection with a retention arrangement related to the acquisition of ComCore in fiscal 1998, the Company issued convertible subordinated promissory notes to each of the founding shareholders of ComCore for a total of $15.0 million. The notes, which are noninterest-bearing, are due the earlier of either the date of termination of the employee or May 2001. Each note is convertible, in whole or in part, into shares of the Company's common stock on the maturity date or within 30 days thereafter, based on an initial conversion price of $16.1875.
        For each of the next five fiscal years and thereafter, debt obligations mature as follows:

                                             Total Debt
(In Millions)                             (Principal Only)
                                          ----------------

                          2000                 $  49.3
                          2001                    86.7
                          2002                    45.3
                          2003                   279.4
                          2004                     0.1
                          Thereafter               4.8
                                               -------
                                   Total       $ 465.6
                                               =======

        The Company's multicurrency and revolving financing agreements provide for multicurrency loans, letters of credit and standby letters of credit. The multicurrency loan agreement ($15 million, as amended in November 1998) expires in October 1999. The Company anticipates the multicurrency loan agreement will be renewed or replaced on or prior to termination. The revolving credit agreement ($225 million), which includes standby letters of credit, expires in October 2000. At May 30, 1999, $26.1 million of the combined total commitments under the multicurrency and revolving financing agreements was utilized. These agreements contain restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 30, 1999, the most significant restriction on the payment of dividends was the lack of retained earnings. If retained earnings had been available, under the most restrictive covenant, $299.2 million of tangible net worth would have been unrestricted and available for payment of dividends on the Company's common stock.

Note 7.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consist of the following:

In Millions)                               1999        1998         1997
                                           ----        ----         ----
Income (loss) before income taxes:
U.S.                                   $ (1,136.2)   $ (168.7)   $  (51.6)
Non-U.S.                                     50.8        69.0        68.7
                                       -----------   ---------   ---------
                                       $ (1,085.4)   $  (99.7)   $   17.1
                                       ===========   =========   =========
Income tax expense (benefit):
Current:
U.S. federal                           $   (142.5)    $ (45.6)   $   65.0
U.S. state and local                           -          0.4          -
Non-U.S.                                     14.2        21.7        15.7
                                       -----------   ---------   ---------
                                           (128.3)      (23.5)       80.7
Deferred:
U.S. federal and state                       57.2         9.4       (80.5)
Non-U.S.                                     (4.4)       (4.5)       (3.3)
                                       -----------   ---------   ---------
                                             52.8         4.9       (83.8)
Charge in lieu of taxes attributable
  to employee stock plans                      -         17.5        18.6
                                       -----------   ---------   ---------
Income tax expense (benefit)           $    (75.5)   $   (1.1)   $   15.5
                                       ===========   =========   =========

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 30, 1999 and May 31, 1998 are presented below:

(In Millions)                                         1999        1998
                                                      ----        ----
DEFERRED TAX ASSETS
Reserves and accruals                               $ 432.1     $ 199.3
Loss carryovers and other allowances - foreign         48.4        47.3
Federal and state credit carryovers                   183.3       122.2
Other                                                  95.6        15.3
                                                    -------     -------
Total gross deferred assets                           759.4       384.1
   Valuation allowance                               (536.7)     (184.8)
                                                    -------     -------
Net deferred assets                                   222.7       199.3
                                                    -------     -------
DEFERRED TAX LIABILITIES
Capital allowance - foreign                              -         (4.4)
Depreciation                                          (69.3)      (24.2)
Other liabilities                                     (35.5)         -
                                                    -------     -------
Total gross deferred liabilities                     (104.8)      (28.6)
                                                    -------     -------
Net deferred tax assets                             $ 117.9     $ 170.7
                                                    =======     =======

        The Company has recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The increase in the valuation allowance primarily relates to federal and state net operating losses and credit carryovers, which may not be realized, offset by the utilization of foreign net operating loss carryovers not previously benefited.
        The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of valuation allowances as of May 30, 1999.
        The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                1999      1998       1997

U.S. federal statutory tax rate                (35.0)%   (35.0)%     35.0%

Non-U.S. losses and tax differential
   related to non-U.S. income                   (0.6)     (7.9)      27.7)

U.S. state and local taxes net of federal
   benefits                                       -        0.4        0.4

Research and development credits                  -         -       (62.0)

Losses not benefited                            32.4        -          -

Change in estimate for tax contingencies        (6.8)       -          -

Write-off of in-process R&D                       -       38.4      134.2

Other                                           (3.0)      3.0       11.0
                                               ------     -----     -----
Effective tax rate                              (7.0)%    (1.1)%     90.9%
                                               ======     ======    ======

        U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries to the extent that dividend payments from such companies are expected to result in additional liability. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $563.8 million at May 30, 1999, because the Company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $112.7 million would accrue after utilization of U.S. tax credits.
        At May 30, 1999, the Company had U.S. and state credit carryovers of approximately $115.1 million and $68.2 million, respectively, for tax return purposes, which primarily expire from 2003 through 2019. In addition, the Company had combined U.S. and state operating loss carryovers of approximately $1,091.1 million, which primarily expire from 2003 through 2019. The Company also had operating loss carryovers of $183.2 million from certain non-U.S. jurisdictions.
        The Company has filed a petition with the United States Tax Court contesting a deficiency notice issued by the U.S. Internal Revenue Service ("IRS") seeking additional taxes of approximately $1.5 million (exclusive of interest) for fiscal 1989. The IRS has completed its examination of the Company's tax returns for fiscal 1990 through 1993 and has issued a notice of proposed adjustment refunding taxes of approximately $0.7 million (exclusive of interest). The IRS is examining the Company's returns for fiscal 1994 through 1996.
        In fiscal 1997 and 1999, the Company received notices of assessment from the Malaysian Inland Revenue Board totaling approximately 199.9 million Malaysian ringgits ($52.6 million). The issues giving rise to the assessments relate primarily to intercompany transfer pricing for the Company's manufacturing operations in Malaysia for fiscal year 1985 through 1993. In June 1999, the Company completed its settlement of all outstanding assessments with the Malaysian Inland Revenue Board for 6.6 million ringgits ($1.7 million).

Note 8.  Shareholders' Equity

Each outstanding share of the Company's common stock carries a stock purchase right ("Right") issued pursuant to a dividend distribution declared on August 5, 1988. When exercisable, each Right entitles the registered holder to purchase one one-thousandth of a share of the Company's Series A Junior Participating Preferred Stock at a price of $60.00 per one-thousandth share, subject to adjustment. The Rights are attached to all outstanding shares of common stock and no separate Rights certificates have been distributed.
        The Rights will become exercisable and will detach from the common stock in the event any individual or group acquires 20 percent or more of the Company's common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the Company's common stock. If such person or group actually acquires 20 percent or more of the Company's common stock (except pursuant to certain cash tender offers for all of the Company's common stock), each Right will entitle the holder to purchase, at the Right's then-current exercise prices, the Company's common stock in an amount having a market value equal to twice the exercise price. Similarly, if after the Rights become exercisable, the Company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person, each Right will then entitle the holder to purchase, at the Right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price.
        The Company may redeem the Rights at $0.01 per Right at any time prior to acquisition by a person or group of 20 percent or more of the Company's outstanding common stock. The Rights will expire on August 8, 2006, unless redeemed earlier.
        The Company has reserved for issuance 926,640 shares of common stock issuable upon conversion of certain convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore in fiscal 1998 (See Note 4).
        National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 9.  Stock-Based Compensation Plans

Stock Option and Purchase Plans

National has a stock option plan under which officers and key employees may be granted nonqualified or incentive stock options to purchase up to 39,354,929 shares of the Company's common stock. Generally, the terms of this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period.
        National also has a stock option plan (the "employees stock option plan") under which employees who are not executive officers of the Company
(as defined in the plan) may be granted nonqualified stock options to purchase up to 40,000,000 shares of the Company's common stock. Like the terms in the stock option plan for officers and key employees, the terms in this plan provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period and vesting is accelerated in certain circumstances.
        In connection with National's merger with Cyrix in fiscal 1998 (See
Note 4), National assumed the outstanding obligations of Cyrix under the Cyrix Corporation Employee Stock Purchase Plan, the Cyrix Corporation 1988 Incentive Stock Plan and the Cyrix Corporation Non-Discretionary Non-Employee Directors Stock Plan. In connection therewith, each purchase right under the Cyrix Corporation Employee Stock Purchase Plan and each option under the other two plans were converted into the right or option to purchase 0.825 share of National common stock and the purchase price was adjusted accordingly. These plans provide for issuance of common stock upon the exercise of stock options and stock purchase rights at exercise prices not less than the market price of stock on the date of grant. Vesting schedules for Cyrix options vary but are generally over four years. The Cyrix Corporation Employee Stock Purchase Plan and the Cyrix Corporation Non-Discretionary Non-Employee Directors Stock Plan have now expired and no more shares can be issued under them. Options under the Cyrix Corporation 1988 Incentive Stock Plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment and no more options will be granted under the Cyrix Corporation 1988 Incentive Stock Plan.
        In connection with the acquisition of ComCore in fiscal 1998, National assumed the outstanding obligations of ComCore under the ComCore Stock Option Plan and related stock option agreements for ComCore employees and consultants. In connection therewith, ComCore optionees received an option for 0.3268 share of the Company's common stock per share of ComCore common stock underlying the ComCore options. The ComCore options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the ComCore Stock Option Plan. At May 30, 1999, options to purchase 125,109 shares at exercise prices ranging from $0.50-$0.77 were outstanding under the ComCore plan with a weighted-average exercise price of $0.55 and weighted-average remaining contractual life of 8.2 years.
        In connection with National's acquisition of Mediamatics in fiscal 1997, National assumed the outstanding obligations of Mediamatics under the Mediamatics stock option plans and related stock option agreements for the Mediamatics employees. In connection therewith, Mediamatics optionees received an option for 0.175702 share of the Company's common stock per share of Mediamatics common stock underlying the Mediamatics options. At the time of the Mediamatics acquisition, the option price was adjusted by the exchange rate. The Mediamatics options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Mediamatics stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and the Company recorded related unearned compensation in the amount of $9.2 million. Unearned compensation that is included as a separate component of shareholders' equity is amortized to operations over the vesting period of the respective options. Related compensation expense for fiscal 1999, 1998 and 1997 was $2.3 million, $2.3 million and $0.6 million, respectively. At May 30, 1999, options to purchase 427,440 shares at exercise prices ranging from $1.59-$3.19 were outstanding under the Mediamatics plans with a weighted-average exercise price of $2.36 and weighted-average remaining contractual life of 5.2 years.
        National has a director stock option plan first approved in fiscal 1998 authorizing the grant of up to 1,000,000 shares of common stock to the Company's eligible nonemployee directors. Options were granted automatically upon approval of the plan by stockholders and are granted automatically to eligible directors upon their appointment to the Board and subsequent election to the Board by the stockholders. Director stock options vest in full after six months. As of May 30, 1999, options to purchase 115,000 shares of common stock had been granted under the director stock option plan with a weighted-average exercise price of $30.07 and weighted-average remaining contractual life of 8.7 years.
        In connection with his retirement in May 1995, a former chairman of the Company was granted an option to purchase 300,000 shares of the Company's common stock at $27.875 per share. The option was granted outside the Company's stock option plans at the market price on the date of grant, expires ten years and one day after grant and becomes exercisable ratably over a four-year period.
        National has an employee stock purchase plan that authorizes the issuance of up to 19,950,000 shares of common stock in quarterly offerings to eligible employees at a price which is equal to 85 percent of the lower of the common stock's fair market value at the beginning and the end of a quarterly period. National also has an employee stock purchase plan available to employees at international locations, which authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees in amounts related to their basic annual compensation at a price equal to 85 percent of the lower of its fair market value at the beginning and the end of a quarterly period. Unlike stock purchased under the U.S. stock purchase plan, the stock purchased under the global stock purchase plan for the account of an employee can be held by a fiduciary in an offshore trust, which allows employees located in countries that do not permit direct stock ownership to participate in a Company stock plan. In addition, the participant's employing company is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.
        Changes in options outstanding under the option plans during fiscal 1999, 1998 and 1997 or otherwise (but excluding the ComCore, Mediamatics and director options), were as follows:

                                        Number of Shares     Weighted-Average
                                          (In Millions)       Exercise Price
                                        ----------------     ----------------

Outstanding at May 26, 1996                   14.3               $ 16.65
    Granted                                    8.7               $ 17.45
    Exercised                                 (3.5)              $ 29.04
    Cancelled                                 (2.5)              $ 21.40
                                             -----
Outstanding May 25, 1997                      17.0               $ 17.67
    Granted                                    9.9               $ 30.48
    Exercised                                 (2.5)              $ 31.70
    Cancelled                                 (2.4)              $ 25.48
                                             -----
Outstanding May 31, 1998                      22.0               $ 23.28
    Granted                                   26.2               $ 13.17
    Exercised                                 (0.4)              $ 14.65
    Cancelled                                (12.1)              $ 26.52
                                             -----
Outstanding at May 30, 1999                   35.7               $ 14.91
                                             =====

Expiration dates for options outstanding at May 30, 1999 range from July 11, 1999 to May 3, 2009.

The following tables summarize information about options outstanding under these plans (excluding the ComCore, Mediamatics and director options) at May 30, 1999:

                                              Outstanding Options
                               ----------------------------------------------
                                                   Weighted-
                                                    Average        Weighted-
                                   Number          Remaining        Average
                                 of Shares      Contractual Life   Exercise
Range of Exercise Prices       (In Millions)       (In Years)        Price
------------------------       ------------     -----------------  ----------
$0.50-$3.75                          0.1              1.7         $  2.64
$4.38-$6.50                          1.0              1.5         $  4.51
$7.00-$10.38                         0.9              8.9         $  9.47
$10.75-$16.13                       28.1              8.8         $ 13.56
$16.25-$24.38                        2.4              6.1         $ 18.77
$24.63-$47.88                        3.2              6.6         $ 29.03
                                    ----
Total                               35.7              8.2         $ 14.91
=============================================================================

                                        Options Exercisable
                                --------------------------------------
                                                             Weighted-
                                    Number                    Average
                                  of Shares                   Exercise
Range of Exercise Prices        (In Millions)                  Price
------------------------        -------------                ---------
$0.50-$3.75                           0.1                     $  2.64
$4.38-$6.50                           1.0                     $  4.51
$7.00-$10.38                          0.1                     $  8.65
$10.75-$16.13                         2.7                     $ 15.02
$16.25-$24.38                         2.2                     $ 18.66
$24.63-$47.88                         2.0                     $ 28.45
                                     ----
Total                                 8.1                     $ 17.73
                                     ====

        Under the terms of the stock purchase plan and the global stock purchase plan, the Company issued 2.7 million shares in fiscal 1999, 1.1 million shares in fiscal 1998 and 1.4 million shares in fiscal 1997 to employees for $24.1 million, $23.4 million and $20.8 million, respectively.
        Under the stock option plans, 0.7 million shares of common stock were issued during fiscal 1999. As of May 30, 1999, 61.8 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the Company, including shares available for future option grants.
        On June 29, 1998, the Stock Option and Compensation Committee of the Board of Directors approved an option reissuance grant for employees. The Company's President and Chief Executive Officer and Executive Staff members were excluded from the reissuance grant. Under the reissuance grant, each employee was able to exchange options outstanding as of June 29, 1998, which were previously granted in plans that permit reissuance grants, for new options to purchase the same number of shares of the Company's common stock at $13.875 per share. Vesting on the reissuance grants restarted as of June 29, 1998. The options vest over a four-year period with one-fourth of the shares vesting on June 29, 1999, and the remaining shares vesting ratably over the next three years. The reissuance grant was made as a result of the significant decrease in the market price of the Company's common stock in the fourth quarter of fiscal 1998 and was intended to ensure that options previously granted provide a meaningful incentive to employees. Options to purchase approximately 8.4 million shares were cancelled in the reissuance grant.

Other Stock Plans

National has a director stock plan that authorizes the issuance of up to 200,000 shares of the Company's common stock to eligible nonemployee directors of the Company. The common stock is issued automatically to eligible new directors upon their appointment to the Board and to all eligible directors on their subsequent election to the Board by shareholders. Directors may also elect to take their annual retainer fees for Board and committee membership in stock that is issued under the director stock plan. As of May 30, 1999, 58,966 shares had been issued under the director stock plan and 141,034 shares were reserved for future issuances.
        National's performance award plan, which covered performance cycles of three to five years, was terminated and paid out in fiscal 1999. The Company had discontinued new awards under the plan beginning in fiscal 1997. Performance cycles begun in fiscal 1995 and 1996 were paid out based on performance against the goals in July 1998. The plan authorized the issuance of up to 1.0 million shares of the Company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Participants were limited to a small group of senior executives and the last performance cycle started in fiscal 1996. No shares were issued under the performance award plan during fiscal 1999 or 1998, and final payouts were made in cash. The Company issued 81,666 shares in fiscal 1997 in the second payout under the plan. Expense recorded in fiscal 1997 under the plan was not material.
        The Company adopted a restricted stock plan in fiscal 1996, which authorizes the issuance of up to 2.0 million shares of the Company's common stock to nonofficer employees of the Company. The plan has been made available to a limited group of employees with technical expertise considered important to the Company. During fiscal 1999, 1998 and 1997, 272,000, 21,000 and 657,500 shares, respectively, were issued under the restricted stock plan, with restrictions expiring for 50 percent of the shares issued to each participant three years after issuance and restrictions expiring for the remainder of the shares six years after issuance. Based upon the market value on the dates of issuance, the Company recorded $3.6 million, $0.7 million and $11.7 million of unearned compensation during fiscal 1999, 1998 and 1997, respectively, included as a separate component of shareholders' equity to be amortized to operations ratably over the respective restriction periods. As of May 30, 1999, 1,246,500 shares were reserved for future issuances.
        In May 1996, the Company issued 200,000 shares of restricted stock to Brian L. Halla, the Company's newly hired President and Chief Executive Officer. These shares were not issued under the restricted stock plan and have restrictions that expire annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity to be amortized to operations over the respective vesting period. Compensation expense for fiscal 1999, 1998 and 1997 related to all shares of restricted stock was $4.5 million, $4.9 million and $2.6 million, respectively. At May 30, 1999, the weighted-average grant date fair value for all outstanding shares of restricted stock was $15.22.
        Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the Company had accounted for its stock-based awards to employees under the fair value method contained in SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 1999, 1998 and 1997 was $6.95, $14.22 and $7.42 per share, respectively. The weighted-average fair value of shares granted under the stock purchase plans was $5.10, $12.60 and $5.07 for fiscal 1999, 1998 and 1997. The fair value of the Company's stock-based awards to employees was estimated using a Black-Scholes option pricing model. The fair value of the Company's stock-based awards to employees was estimated assuming no expected dividends and the following weighted-average assumptions for fiscal 1999, 1998 and 1997:

                                                 1999     1998     1997
                                                 ----     ----     ----
   Stock Option Plans
       Expected life (in years)                   4.6      4.4      4.4
       Expected volatility                         57%      50%      48%
       Risk-free interest rate                    5.7%     5.5%     6.2%

   Stock Purchase Plans
       Expected life (in years)                   0.3      0.3      0.3
       Expected volatility                        78%      53%      53%
       Risk-free interest rate                   4.6%     5.4%     5.6%

        For pro forma purposes, the estimated fair value of the Company's stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The Company's pro forma information follows:

(In Millions,  Except Per Share Amounts)            1999       1998      1997
                                                    ----       ----      -----
Net income (loss) - as reported                  $(1,009.9)  $  (98.6)  $  1.6
Net loss - pro forma                             $(1,069.1)  $ (134.1)  $(20.5)
Basic earnings (loss) per share - as reported    $   (6.04)  $  (0.60)  $ 0.01
Basic loss per share - pro forma                 $   (6.40)  $  (0.82)  $(0.13)
Diluted earnings (loss) per share - as reported  $   (6.04)  $  (0.60)  $ 0.01
Diluted loss per share - pro forma               $   (6.40)  $  (0.82)  $(0.13)

        Because SFAS No. 123 is applicable only to options granted subsequent to May 28, 1995, the pro forma effects will not be fully reflected until approximately fiscal 2000.

Note 10. Retirement and Pension Plans

National's Retirement and Savings Program for U.S. employees consists of three plans, as follows:
        The Profit Sharing Plan requires Company contributions of the greater of 5 percent of consolidated net earnings before income taxes or 1 percent of payroll (as defined by the plan). Contributions are made 25 percent in National's common stock and 75 percent in cash. Total shares contributed under the Profit Sharing Plan during fiscal 1999, 1998 and 1997 were 95,126 shares, 74,651 shares and 200,208 shares, respectively. As of May 30, 1999,
1.46 million shares of common stock were reserved for future Company contributions.
        The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching Company contributions. Contributions are invested in one or more of eleven investment funds at the discretion of the employee. One of the investment funds is a Company stock fund in which contributions are invested in Company common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the Company has not issued any stock directly to the stock fund.
        The Benefit Restoration Plan allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The Benefit Restoration Plan is a nonqualified and unfunded plan of deferred compensation and the Company credits accounts maintained under it with interest earnings each quarter.
        Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:

(In Millions)                                    1999     1998     1997
                                                 ----     ----     ----
Profit sharing plan                             $  3.7    $  5.1  $  9.9

Salary deferral 401(k) plan                     $  9.1    $  9.4  $ 10.6

Non-U.S. pension and retirement plans           $ 11.2    $ 12.9  $  7.6

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

Net annual periodic pension cost of the plans is presented in the following table:

(In Millions)                                         1999    1998    1997
                                                      ----    ----    ----
Service cost of benefits earned during the year       $4.8    $3.9    $4.6
Interest cost on projected benefit obligation          5.3     3.6     4.3
Actual return on plan assets                           0.2    (9.1)   (2.6)
Net amortization and deferral                         (4.2)    7.3    (2.5)
                                                      ----    ----    ----
Net periodic pension cost                             $6.1    $5.7    $3.8
                                                      ====    ====    ====

Obligation and asset data of the plans at fiscal year-end is presented in the following table:

(In Millions)                                         1999     1998
                                                      ----     ----
Benefit obligation
   Beginning balance                                 $81.1    $53.7
      Service cost                                     4.8      3.9
      Interest cost                                    5.3      3.6
      Plan participants' contribution                  1.4      1.5
      Benefits paid                                   (1.7)    (2.1)
      Actuarial gain                                   7.8     21.0
      Exchange rate adjustment                        (2.1)    (0.5)
                                                     -----    -----
   Ending balance                                    $96.6    $81.1
                                                     =====    =====

Plan assets at fair value
   Beginning balance                                 $47.9    $33.1
      Actual return on plan assets                    (0.2)     9.1
      Company contributions                            7.8      5.1
      Plan participants' contributions                 1.4      1.5
      Benefits paid                                   (1.6)    (2.0)
      Exchange rate adjustment                        (1.4)     1.1
                                                     -----    -----
   Ending balance                                    $53.9    $47.9
                                                     =====    =====

Reconciliation of funded status
   Fund status - Benefit obligation in excess of plan
      Assets                                         $42.7    $33.2
      Unrecognized net loss                          (26.3)   (16.8)
      Unrecognized net transition obligation           2.7      2.9
      Adjustment to recognize minimum
        pension liability                             25.0     12.5
                                                     -----    -----
   Accrued pension cost                              $44.1    $31.8
                                                     =====    =====


The projected benefit obligation was determined using the following assumptions:

                                                      1999          1998
                                                      ----          ----
Discount rate                                       6.0%-7.0%    6.5%-7.0%
Rate of increase in compensation levels             3.0%-4.5%    3.5%-4.5%
Expected long-term return on assets                    9.0%         9.0%

        For fiscal 1999 and 1998, the Company recorded adjustments for minimum liability of $12.5 million and $12.5 million, respectively, related to one of its defined benefit plans representing the excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was primarily attributable to a reduction in the assumed discount rate combined with the effect of fixed rate increases in benefits under the terms of the plan in excess of current inflation rates. The corresponding offset was recorded as a component of accumulated other comprehensive loss.

Note 11.  Commitments and Contingencies

Commitments

The Company leases certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $34.9 million, $36.9 million and $47.6 million in fiscal 1999, 1998 and 1997, respectively.

Future minimum commitments under noncancelable operating leases are as follows:

                                              (In Millions)
                                              -------------
                            2000                 $ 32.6
                            2001                   24.8
                            2002                   19.5
                            2003                   14.4
                            2004                   12.1
                            Thereafter             26.6
                                                  -----
                                  Total          $130.0
                                                 ======

        In connection with the Fairchild transaction in fiscal 1997, Fairchild and the Company entered into a manufacturing agreement whereby the Company committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction, based on specified wafer prices, which the Company believes approximate market prices. Future annual minimum purchases remaining under the agreement are $80.0 million for fiscal 2000. An additional $60.0 million in purchases may be made at any time over the 39-month period as agreed upon by the parties. During fiscal 1999, 1998 and 1997, the Company's total purchases under the agreement were $84.4 million, $155.0 million and $30.3 million, respectively. The Company also has a continuing obligation to indemnify Fairchild in the event of certain environmental and legal matters.
        In September 1999, the Company reached agreement with International Business Machines Corporation ("IBM") for termination of the wafer manufacturing and marketing agreements that previously existed between Cyrix and IBM. Under terms of the agreement, the Company's Cyrix subsidiary was relieved of its obligations to purchase wafers from IBM and IBM ceased the competitive sale of Cyrix-designed microprocessors to customers other than National. In addition, Cyrix transferred to IBM ownership of certain assets that physically resided at an IBM facility. Total purchases under the previously existing agreements were $21.0 million, $130.7 million and $80.3 million during fiscal 1999, 1998 and 1997, respectively.

Contingencies -- Legal Proceedings

In April 1988, the Company received a notice from the District Director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the Company's non-U.S. subsidiaries. The Company filed an administrative appeal in September 1988. On May 23, 1991, the District Director revised the Customs action and issued a Notice of Penalty Claim and Demand for Restoration of Duties, alleging underpayment of duties of approximately $6.9 million for the same period. The Company filed an administrative petition for relief in October 1991 and the alleged underpayment was reduced in April 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The Company filed a supplemental petition for relief in October 1994. The Assistant Commissioner of Customs issued a decision in March 1998, which left the alleged underpayment at approximately $3.6 million. Although the Company may consider an administrative settlement of the matter, it intends to continue to contest the assessment through all available means if a favorable settlement cannot be achieved.
        In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the Company and demanded repayment of accelerated drawback previously paid to the Company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the Company contesting the denied drawback claims. In order to obtain judicial review, the Company paid the denied drawback and associated interest totaling $5.2 million and filed summonses in the Court of International Trade seeking a refund.
        The Company has been named to the National Priorities List ("Superfund") for its Santa Clara, California, site and has completed a Remedial Investigation/Feasibility Study with the Regional Water Quality Control Board ("RWQCB"), acting as an agent for the Federal Environmental Protection Agency. The Company has agreed in principle with the RWQCB to a site remediation plan. The Company has been sued by Advanced Micro Devices, Inc. ("AMD"), which seeks recovery of cleanup costs AMD has incurred in the Santa Clara area under the RWQCB orders for contamination AMD alleges was originally caused by the Company.
        In connection with the Company's disposition in fiscal 1996 of Dynacraft, Inc. ("DCI") assets and business, the Company retained responsibility for environmental claims connected with DCI's Santa Clara, California, operations and for environmental claims arising from National's conduct of the DCI business prior to the disposition. With respect to environmental matters involved in the Fairchild disposition, the Company agreed to retain liability for current remediation projects and environmental matters arising from National's prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. The Company prepaid to Fairchild the estimated costs of the remediation and cleanup and remains responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
        In addition to the Santa Clara site, the Company has been designated as a potentially responsible party ("PRP") by federal and state agencies with respect to certain sites with which the Company may have had direct or indirect involvement. Such designations are made regardless of the extent of the Company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the Company. The Company accrues costs associated with environmental matters when they become probable and reasonably estimable.
The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal 1999, 1998 and 1997.
        The Company is engaged in tax litigation with the IRS and the Company's tax returns for certain years are under examination in the U.S. (See Note 7).
        In November 1997, a class action suit was filed on behalf of Cyrix shareholders alleging breach of fiduciary duty against the Company, Cyrix and certain officers of Cyrix. This action arose from the merger agreement adopted in July 1997 between the Company and Cyrix.
        In January 1999, a class action suit was filed against the Company by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. The Company has filed a demurrer to the complaint. In addition to the foregoing, National is a party to other suits and claims that arise in the normal course of business.
         With respect to the proceedings noted above, based on current expectations, the Company does not believe that there is a reasonable possibility that losses associated with the proceedings exceeding amounts already recognized will be incurred in an amount that would be material to the Company's consolidated financial position or consolidated results of operations.

Note 12.  Segment and Geographic Information

In fiscal 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for reporting operating segments and related disclosures about products and services, geographic areas and major customers. Information for prior years has been presented in accordance with SFAS No. 131.
        The Company designs, develops, manufactures and markets a wide array of semiconductor products for applications in a variety of markets. The Company is organized by various product line business units that are grouped to form four operating segments that include the Analog Group, the Information Appliance ("IA") Group, the Consumer and Commercial Group ("CCG") and the Network Products Group. Each operating segment has a vice president who reports directly to the Chief Executive Officer ("CEO"), who is considered the Company's chief operating decision maker under SFAS 131.
        The Analog Group products include a wide range of building blocks such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted towards audio and CRT monitor systems. In addition, the Analog Group's wireless circuits perform the radio, baseband controller, power management and other related functions primarily in the cellular and cordless telephone markets.
The Group is also heavily focused on using analog circuits as the starting point for forward integration for systems on a chip aimed at the cellular, desktop, notebook and information appliance markets. Current examples include scanners on a chip, systems health monitoring and integrated power management systems.
        The IA Group contains all business units focused on providing component and system solutions to the emerging IA market, where the Company is strategically directed to provide next-generation solutions. These products include application-specific integrated microprocessors, MPEG software and hardware products; and diverse advanced input/output controllers. The IA Group is focused on three key market segments: Interactive TV set-top boxes (equipped with digital video), thin clients (streamlined desktop computers that have minimal memory and access software from a centralized server network) and personal information access devices. Included within the IA Group is the Cyrix business unit. The Cyrix business unit products primarily consist of a line of Cyrix M II microprocessors, which are stand-alone central processing units that were targeted for the sub-$1,000 PC market. In this market, which is currently dominated by two major competitors, the Company continued to experience highly competitive pricing trends and increased pressure to rapidly release new microprocessors with higher operating speeds. As a result, in May 1999, the Company made a decision to exit its PC microprocessor business (See Note 3).
        CCG offers a range of application-specific, embedded processor solution and logic chips designed for targeted customers in the communications, computer and consumer electronics markets.
        The Network Products Group primarily offers a line of relatively mature 10/100 Mb ethernet products. With the acquisition of ComCore's DSP technology, the Company is developing new network products with higher bandwidth applications, including gigabit.
        Aside from these operating segments, the Company's corporate structure also includes centralized Worldwide Sales and Marketing, the Central Technology and Manufacturing Group, and the Corporate Group.
Expenses of these groups are allocated to the operating segments and are included in their segment operating results.
        With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the Company's consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. The Company allocates certain expenses associated with centralized manufacturing, selling, marketing and general administration to reporting segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. For fiscal 1998 and 1997, interest income and interest expense were allocated to operating segments based on the percentage of their net trade sales to total net trade sales. No interest income or interest expense was allocated to operating segments for fiscal 1999.
        Based on the criteria under SFAS 131, only the Analog Group, IA Group and Cyrix business unit are considered reportable segments. The following table presents specified amounts included in the measure of segment results or the determination of segment assets related to the Company's reportable segments:

(In Millions)
                      Information    Cyrix                     Total
             Analog    Appliance    Business   All   Elimina- Consoli-
              Group      Group       Unit     Others  tions    dated
            --------   ----------   --------  ------ -------  ---------
1999

Sales to
unaffiliated
customers    $1,164.1    $203.4    $179.2    $410.1   $ -    $ 1,956.8

Inter-segment
sales              -        0.5        -         -    (0.5)         -
            ---------   -------   -------   -------  ------    -------
Net sales    $1,164.1   $ 203.9    $179.2    $410.1  $(0.5)  $ 1,956.8
            =========   =======   =======   =======  ======  =========
Segment income
(loss) before
income taxes $   35.9   $(190.7)  $(161.9)  $(768.7)         $(1,085.4)
            =========   =======   =======   =======          =========
Depreciation
and amorti-
zation       $   13.0   $  19.0   $  11.9   $ 361.7          $   405.6

Interest
income             -         -         -    $  26.9          $    26.9

Interest
expense            -         -         -    $  29.1          $    29.1

Segment
assets       $   98.4   $  16.1   $  10.9  $1,918.9          $ 2,044.3
            =========   =======   =======  ========          =========

1998

Sales to
unaffiliated
customers    $1,333.6   $ 307.6    $226.0    $669.5     -    $ 2,536.7

Inter-segment
sales              -        0.9        -         -   $(0.9)         -
             --------   -------    -------   ------  ------  ---------
Net sales    $1,333.6   $ 308.5    $226.0    $669.5  $(0.9)  $ 2,536.7
             ========   =======    ======    ======  ======  =========
Segment income
(loss) before
income taxes $  151.5   $ (90.6)  $(108.4)   $(51.8)            $(99.7)
             ========   ========  ========   =======         =========
Depreciation
and amorti-
zation       $    9.8   $   8.9   $  14.4    $273.6             $306.7

Interest
income             -         -    $   2.7    $ 45.9             $ 48.6

Interest
expense      $    2.6   $   0.8   $   6.4    $ 16.5             $ 26.3

Segment
assets       $  149.4   $  56.0   $  30.1  $2,865.2            $3,100.7
             ========   =======   =======   =======            ========

1997
Sales to
unaffiliated
customers    $1,119.5    $295.3    $177.1  $1,092.5     -      $2,684.4


Inter-segment
Sales              -     $  0.9        -         -   $(0.9)          -
             --------   -------    --------  ------ -------   ---------
Net sales    $1,119.5    $296.2    $177.1  $1,092.5  $(0.9)    $2,684.4
             ========   =======    ========  ====== =======   =========
Segment income
(loss) before
income taxes $   52.7    $(94.9)   $(40.2) $   99.5            $   17.1
             ========   =======    ========  ======           =========
Depreciation
and amorti-
zation       $    8.4    $  7.6    $ 12.4    $234.6              $263.0

Interest
income             -         -     $  2.1    $ 28.9              $ 31.0

Interest
expense      $    3.9    $  1.2    $ 11.1    $  8.7              $ 24.9


        Depreciation and amortization presented for each segment includes only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for the Company's shared manufacturing facilities contained in each segment's product standard cost.
        Segment profit or loss for fiscal 1999 of each reportable segment included allocations of expenses associated with the Company's shared manufacturing facility in Maine, expenses associated with activity of its development wafer fabrication facility in Santa Clara and expenses incurred at corporate headquarters. The outcome of the actions the Company announced in May 1999 are expected to significantly reduce future allocations of these expenses to operating segments.

        The Company operates in three main geographic areas that include the Americas, Europe and the Asia Pacific region including Japan. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and intergeographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.
        National is not dependent upon any single customer, the loss of which would have a material effect on the Company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 1999, 1998 and 1997.
        The following tables provides geographic sales and asset information by major countries within the Company's three main geographic areas:

(In Millions)
            United   United   Hong    Singa-  Rest of  Elimin-
            States  Kingdom   Kong     pore    World   ations    Total
           -------  -------   -----   -------  -----   -------   ------
1999

Sales to
unaffiliated
customers $  738.3   $325.5  $386.4  $  218.0 $288.6           $1,956.8

Transfers
between
geographic
areas        555.8    162.4     2.2     883.1    2.1 $(1,605.6)      -
           -------  -------   -----   -------  -----   -------  -------
Net sales $1,294.1   $487.9  $388.6  $1,101.1 $290.7 $(1,605.6)$1,956.8
           =======  =======   =====   =======  =====   =======  =======
Total
assets    $1,181.5   $104.3  $ 40.6  $  372.2 $345.7           $2,044.3
           =======  =======   =====   =======  =====   =======  =======

1998

Sales to
unaffiliated
customers $1,101.1   $436.1  $435.9  $  213.5 $350.1           $2,536.7

Transfers
between
geographic
areas        571.5    203.0     2.1     987.8    3.2 $(1,767.6)      -
           -------  -------   -----   -------  -----   -------  -------
Net sales $1,672.6   $639.1  $438.0  $1,201.3 $353.3 $(1,767.6)$2,536.7
           =======  =======   =====   =======  =====   =======  =======
Total
assets    $2,177.7   $155.2  $ 58.8  $  329.5 $379.5           $3,100.7
           =======  =======   =====   =======  =====   =======  =======

1997

Sales to
unaffiliated
customers $1,250.0   $421.5  $412.9  $  190.8 $409.2           $2,684.4

Transfers
between
geographic
areas        459.6    186.2     1.0   1,151.3   12.0 $(1,810.1)      -
           -------  -------   -----   -------  -----   -------  -------
Net sales $1,709.6   $607.7  $413.9  $1,342.1 $421.2 $(1,810.1)$2,684.4
           =======  =======   =====   =======  =====   =======  =======


Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                     1999      1998     1997
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                              $ 26.1     $ 34.8    $ 34.7
  Interest payment on tax settlements           $  2.8     $  0.1    $   -
  Income taxes (refund)                         $(17.0)    $ 12.0    $  4.1

(In Millions)                                     1999      1998      1997
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans    $  0.3     $  2.5    $  3.2
Tax benefit for employee stock option plans     $   -      $ 17.5    $ 18.6
Change in unrealized gain on available-for
  -sale securities                              $ 22.2     $  4.2    $  3.9
Unearned compensation charge relating
  to restricted stock issuance                  $  3.5     $  0.7    $ 11.7
Issuance of convertible subordinated
  promissory notes in connection with
  ComCore acquisition                           $   -      $ 15.0    $   -
Fair value of stock options assumed in
  ComCore acquisition                           $   -      $   4.3   $   -
Issuance of common stock in connection with
  Mediamatics acquisition                       $   -      $    -    $ 97.5
Unearned compensation charge relating to
  Mediamatics acquisition                       $   -      $    -   $  32.7
Restricted stock cancellation                   $  2.0     $  0.9   $   0.8
Promissory note from Fairchild in connection
  with the disposition of the Fairchild
  businesses                                    $    -     $   -    $  65.0
Minimum pension liability                       $ 12.5     $ 12.5   $    -


Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 1999 and 1998:

(In Millions, Except                    First    Second     Third    Fourth
  Per Share Amounts)                   Quarter   Quarter   Quarter   Quarter
1999
Net sales                             $  469.6  $  510.1  $  500.1  $  477.0
Gross margin                          $   55.0  $   93.0  $  155.1  $  100.2
Net loss                              $ (104.8) $  (94.4) $  (27.2) $ (783.5)
=============================================================================
Basic loss per share                  $  (0.63) $  (0.57) $  (0.16) $  (4.65)
=============================================================================
Weighted-average common shares outstanding
  used in basic loss per share           165.8     166.6     167.5     168.5
 ============================================================================
Diluted loss per share                $  (0.63) $  (0.57) $  (0.16) $  (4.65)
========================================================================= ===
Weighted-average common and potential
  common shares outstanding used in
  diluted loss per share                 165.8     166.6     167.5     168.5
 ============================================================================
Common stock price - high             $  16.88  $  15.75  $  17.63  $  22.75
Common stock price - low              $   9.63  $   7.44  $  10.25  $   8.88
=============================================================================
1998
Net sales                             $  656.7  $  719.9  $  650.1  $  510.0
Gross margin                          $  260.4  $  283.5  $  236.1  $  105.0
Net income (loss)                     $   62.6  $   28.9  $   22.3  $ (212.4)
=============================================================================
Basic earnings (loss) per share       $   0.39  $   0.18  $   0.14  $  (1.29)
=============================================================================
Weighted-average common shares
  outstanding used in basic earnings
  (loss) per share                       162.3     163.7     164.5     165.2
 ============================================================================
Diluted earnings (loss) per share     $   0.38  $   0.17  $   0.13  $  (1.29)
=============================================================================
Weighted-average common and potential
  common shares outstanding used in
  diluted earnings (loss) per share      165.9     169.3     167.3     165.2
 ============================================================================
Common stock price - high             $  37.56  $  42.88  $  35.63  $  24.56
Common stock price - low              $  26.13  $  31.00  $  21.50  $  15.75
=============================================================================

 The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 30, 1999, there were approximately 10,450 holders of the Company's common stock.



   INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

        We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 30, 1999 and May 31, 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for each of the years in the three-year period ended May 30, 1999. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 30, 1999 and May 31, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                           KPMG LLP





Mountain View, California
June 9, 1999


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 1999 annual meeting of shareholders to be held on or about September 24, 1999 and which will be filed in definitive form pursuant to Regulation 14a on or about August 19, 1999 (hereinafter "1999 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation", and "Executive Compensation" (including all related sub captions thereof) in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the Company's outstanding Common Stock "Outstanding Capital Stock, Quorum and Voting" in the 1999 Proxy Statement, is incorporated herein by reference.
The information concerning the ownership of the Company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 1999 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" and "Certain Transactions and Relations" in the 1999 Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                        Pages in
(a)1.  Financial Statements                           this document
--------------------------                            -------------
For the three years ended May 30, 1999-                    29
   refer to Index in Item 8

Independent Auditors' Report                               61

(a)2.  Financial Statement Schedules
-------------------------------------
Schedule II - Valuation and Qualifying Accounts            65

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

(a)3.  Exhibits
---------------
The exhibits listed in the accompanying Index to Exhibits on pages 68 to 70 of this report are filed or incorporated by reference as part of this report.

(b)    Reports on Form 8-K.
---------------------------
During the quarter ended May 30, 1999, no reports on Form 8-K were filed by the registrant.


NATIONAL SEMICONDUCTOR CORPORATION

                  SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (In Millions)

                           Deducted from receivables
                      in the consolidated balance sheets

                                    Doubtful          Returns and
Description                         Accounts           Allowances        Total


Balances at May 26, 1996            $   3.6             $  35.8        $  39.4
Additions charged against revenue       3.7               240.5          244.2
Deductions                             (3.2) (1)         (239.0)        (242.2)
                                    -------             -------        -------
Balances at May 25, 1997                4.1                37.3           41.4
Additions charged against revenue       5.4               214.0          219.4
Deductions                             (0.6) (1)         (209.9)        (210.5)
                                    -------             -------        -------
Balances at May 31, 1998                8.9                41.4           50.3
Additions charged against revenue       3.4               222.2          225.6
Deductions                             (3.2) (1)         (204.7)        (207.9)
                                    -------             -------        -------
Balances at May 30, 1999            $   9.1             $  58.9        $  68.0
                                    =======             =======        =======



-------------------------------------------------------
(1)     Doubtful accounts written off, less recoveries.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NATIONAL SEMICONDUCTOR CORPORATION

Date: July 28, 1999                          By: /S/  BRIAN L. HALLA*
                                                      ---------------
                                            Brian L. Halla
                                             Chairman of the Board, President
                                             and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 28th day of July 1999.

Signature                                       Title


/S/  BRIAN L. HALLA*                           Chairman of the Board,President
     ---------------                           and Chief Executive Officer
     Brian L. Halla                            (Principal Executive Officer)

/S/  DONALD MACLEOD                            Executive Vice President, Finance
     --------------                            and Chief Financial Officer
     Donald Macleod                            (Principal Financial Officer)

/S/  LEWIS CHEW*                               Vice President and Controller
     -----------                              (Principal Accounting Officer)
     Lewis Chew

/S/  GARY P. ARNOLD*                           Director
     ---------------
     Gary P. Arnold

/S/  ROBERT J. FRANKENBERG*                    Director
     ----------------------
     Robert J. Frankenberg

/S/  E. FLOYD KVAMME*                          Director
     ----------------
     E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE*                      Director
     --------------------
     Modesto A. Maidique

/S/  EDWARD R. McCRACKEN*                      Director
-------------------------
     Edward R. McCracken

/S/  DONALD E. WEEDEN*                         Director
     -----------------
     Donald E. Weeden

* By  /S/  DONALD MACLEOD
           --------------
           Donald Macleod, Attorney-in-fact


   CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


        We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55699, 33-55703, 33-55715, 33-61381,
333-09957, 333-23477, 333-36733, 333-53801, and 333-77195 on Form S-8, and
Post Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 9, 1999, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 1999 and May 31, 1998, and the related consolidated statements of operations, comprehensive loss, shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 1999 and the related financial statement schedule, which report appears on page 61 of the 1999 Annual Report on Form 10-K of National Semiconductor Corporation.



       KPMG LLP


Mountain View, California
July 28, 1999


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

2.2 Agreement and Plan of Merger by and among National Semiconductor Corporation, Nova Acquisition Corporation and Cyrix Corporation dated as of July 28, 1997 (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997)

3.1 Second Restated Certificate of Incorporation of the Company, as amended incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-09957 which became effective August 12, 1996).

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-77195 which became effective April 28, 1999).

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to the Company's Registration Statement on Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to the Company's Amendment No.1 to the Registration Statement on Form 8-A filed December 11, 1995). Second Amendment to the Rights Agreement dated as of December 17, 1996
   (incorporated by reference from the Exhibits to the Company's Amendment
    No. 2 to the Registration Statement on Form 8-A filed January 17, 1997).

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

4.6 Registration Rights Agreement dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

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

10.3 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan. 1999 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended August 30, 1998 filed October 2, 1998).

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

10.10 Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy.

10.11 Management Contract or Compensatory Plan or Arrangement: Preferred Life Insurance Program.

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

10.17 Management Contract or Compensatory Plan or Agreement: Agreement with Kevin C. McDonough (incorporated by reference from the Exhibits to the Company's 10-Q for the quarter ended March 1, 1998 filed April 3, 1998). Agreement with Kevin C. McDonough as amended July 23, 1998 (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended August 30, 1998 filed October 2, 1998).

10.18 Management Contract or Compensatory Plan or Agreement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Company's Form 10-K for fiscal year ended May 31, 1998 filed August 3, 1998).

10.19 Management Contract or Compensatory Plan or Agreement: Cyrix Corporation 1988 Incentive Stock Plan (incorporated by reference from the exhibits to the Post Effective Amendment No. 1 on Form S-8 to Form S-4 Registration No. 333-38033-01, which became effective November 18, 1997).

10.20 Management Contract on Compensatory Plan or Agreement: Settlement Agreement and General Release with Robert M. Penn dated February 9, 1999 (incorporated by reference from the Company's Form 10-Q for the quarter ended February 28, 1999 filed April 9, 1999).

11.0 Calculation of Earnings Per Share - Assuming Full Dilution

21.0 List of Subsidiaries.

23.0 Consent of Independent Auditors (included in Part IV).

24.0 Power of Attorney.

27.0 Financial Data Schedule.


Exhibit 11.0

NATIONAL SEMICONDUCTOR CORPORATION
CALCULATION OF EARNINGS PER SHARE-ASSUMING FULL DILUTION (1)
(In Millions, Except Per Share Amounts)

                                                   Year ended

                                                May 30,   May 31,   May 25,
                                                   1999      1998      1997

Net income (loss), as reported                 $(1,009.0) $  (98.6)    $ 1.6
Adjustment for interest on convertible notes        12.7      16.1       9.2
                                               ---------  --------     -----
Net income (loss)                              $  (997.2) $  (82.5)    $10.8
                                               =========  ========     =====
Number of shares:
 Weighted-average common shares outstanding        167.1     163.9     156.1
 Effect of dilutive securities:
   Stock options                                     0.6       3.6       3.0

 Shares issuable from assumed
  conversion of convertible notes                    6.0       7.7       7.6
                                                   -----     -----     -----
Weighted-average common and potential common
  shares assuming full dilution                    173.7     175.2     166.7
                                                   =====     =====     =====
Diluted earnings (loss) per share:
  Net income                                     $ (5.74)(1)$(0.47)(1)$ 0.06(1)


-------------------------------------------
For fiscal 1999, 1998 and 1997, this calculation is submitted in accordance with Regulation S-K Item 601 (b)(11) although it is contrary to paragraph 13 of Statement of Financial Accounting Standards No. 128 because it produces an anti-dilutive result.


Exhibit 21.0
NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 30, 1999, all of which are included in the consolidated financial statements of the Company:

                                               Other Country      Percent of
                             State or Other       In Which           Voting
                              Jurisdiction       Subsidiary    Securities Owned
Name                        of Incorporation    is Registered     by National
----                        ----------------    -------------  ----------------
ComCore Semiconductor, Inc.     California                             100%
Cyrix Corporation                Delaware                              100%
Mediamatics, Inc.               California                             100%
National Semiconductor
  International, Inc.            Delaware                              100%
National Semiconductor
  Netsales, Inc.                 Delaware                              100%
National Semiconductor
  (Maine), Inc.                  Delaware            Maine             100%
ASIC II Limited                   Hawaii                               100%
National Semiconductor B.V.
  Corporation                    Delaware                              100%
National Semiconductor
  France S.A.R.L.                 France                               100%
National Semiconductor GmbH       Germany           Belgium            100%
National Semiconductor
  (I.C.) Ltd.                     Israel                               100%
National Semiconductor S.r.l.     Italy                                100%
National Semiconductor A.B.       Sweden                               100%
National Semiconductor
  (U.K.) Ltd.                  Great Britain     Denmark/Ireland       100%
                                               Finland/Norway/Spain
National Semiconductor (U.K.)
  Pension Trust Company        Great Britain                           100%
National Semiconductor
  Benelux B.V.                  Netherlands                            100%
National Semiconductor B.V.     Netherlands                            100%
National Semiconductor
  International B.V.            Netherlands                            100%
National Semiconductor
  International Finance S.A.    Switzerland                            100%
Natsem India Designs Pvt. Ltd.    India                                100%
National Semiconductor
  (Australia) Pty.Ltd.           Australia                             100%
National Semiconductor
  (Hong Kong) Limited            Hong Kong                             100%
National Semiconductor
  (Far East) Limited             Hong Kong           Taiwan            100%
NSM International Limited        Hong Kong                             100%
National Semiconductor
  Services Hong Kong Limited     Hong Kong                             100%
National Semiconductor
  Japan Ltd.                       Japan                               100%
N.S. Microelectronics Co., Ltd.    Japan                                49%
National Semiconductor
  SDN. BHD.                       Malaysia                             100%
National Semiconductor
  Technology SDN.BHD.             Malaysia                             100%
National Semiconductor
  Pte. Ltd.                       Singapore                            100%
National Semiconductor
  Asia Pacific Pte.Ltd.           Singapore                            100%
National Semiconductor
  Singapore Manufacturer
  Pte.Ltd.                        Singapore                            100%
Shanghai National
  Semiconductor                People's Republic
  Technology Limited                of China                            95%
National Semiconductor
  Korea Limited                    Korea                               100%
National Semiconductor
  Canada Inc.                      Canada                              100%
National Semiconductores
  do Brazil Ltda.                  Brazil                              100%
National Semicondutores da
  America do Sul                   Brazil                              100%
Electronica NSC de Mexico,
   S.A. de C.V.                    Mexico                              100%
ASIC Limited                       Bermuda                             100%
National Semiconductor
(Barbados) Limited                 Barbados                            100%
Cyrix Export Sales Corporation     Barbados                            100%


                                                                Exhibit 10.3

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

    (b) Each performance goal applicable to a fiscal year shall identify one or more business criteria that is to be monitored during the fiscal year. Such business criteria include any of the following:

         Net income                         Cash flow
         Earnings per share                 Stockholder return
         Debt reduction                     Revenue
         Return on investment               Revenue growth
         Return on net assets               Manufacturing improvements and/or
         Operating ratio                        efficiencies
         Quality improvements               Return on equity
         Market share                       Cycle time reductions
         Profit before tax                  Customer satisfaction
         Size of equity                         improvements
         Reduction in product               Return on research and
            returns                             development investment
         Reduction in product               Customer request date
         Strategic positioning                  performance
            programs                        Human resource excellence
         Compensation/review                    programs
            program improvements            New product releases
         Business/information
            systems improvements

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

    (b) The maximum Award payable under this Plan to any participant for any fiscal year shall be the lesser of $2 million (two million dollars) or 200% of the participant's annualized base remuneration at the end of the fiscal year.

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

    (b) Prior to the end of the fiscal year, each participant may elect to have the payment of all or a portion of his or her incentive Award, if any, for the year deferred until the earliest to occur of his or her retirement, death, disability, resignation, termination of employment or other date selected by the participant. The election shall be irrevocable and shall be made on a form prescribed by the Committee. The election shall apply only to that fiscal year. If a participant has not made an election, any incentive Award for that year shall be paid pursuant to Section 7(a).

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


                                                         Exhibit 10.10


                Retirement Policy - Board of Directors


    Any person who was a non-employee director of the Company on June 26, 1997 with six or more years service as a director who retires from his directorship is compensated for a term of fifty percent of the years served by such director (but for not more than twelve years) through an annual payment equal to the base annual retainer fee paid to the Company's directors for the retiring director's last year of service.

    There is no minimum age for retirement of directors, but any retiring director must have served a minimum of three years to be eligible for retirement benefits.

    The mandatory retirement age for directors is 70.

    The Company maintains and pays for a medical policy for its former chairman who retired in 1995 after thirty years of service. No other directors are entitled to medical coverage or insurance upon retirement from the board.


                                                       Exhibit 10.11


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


                                                            Exhibit 24.0

                          POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Brian L. Halla, Donald Macleod, and John M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 1999 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.



               SIGNATURE                               DATE
               ---------                               ----


//s// BRIAN L. HALLA                   June 24, 1999
--------------------------
Brian L. Halla


//s// GARY P. ARNOLD                   July 12, 1999
--------------------------
    Gary P. Arnold


//s// ROBERT J. FRANKENBERG            June 24, 1999
--------------------------
    Robert J. Frankenberg


//s// E. FLOYD KVAMME                  June 24, 1999
--------------------------
    E. Floyd Kvamme


//s// MODESTO A. MAIDIQUE              June 24, 1999
--------------------------
    Modesto A. Maidique


//s// EDWARD R. McCRACKEN              June 24, 1999
--------------------------
    Edward R. McCracken


//s// DONALD E. WEEDEN                 June 24, 1999
--------------------------
    Donald E. Weeden


//s// DONALD MACLEOD                   June 24, 1999
--------------------------
    Donald Macleod


//s// LEWIS CHEW                       July  7, 1999
--------------------------
    Lewis Chew