Form 10-Q
period 1999-08-29
NATIONAL SEMICONDUCTOR CORP
filed 1999-10-12
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C. 20549

                       FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-   SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 1999

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-   SECURITIES EXCHANGE ACT OF 1934
For the transition period from         to
                               -------    ---------
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
                                       ---   ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Title of Each Class                 Outstanding at August 29, 1999
-------------------                 ------------------------------
Common stock, par value $0.50 per share            171,518,970


NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                          Page No.
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations
(Unaudited) for the Three Months Ended August
29, 1999 and August 30, 1998                                   3

Condensed Consolidated Statements of
Comprehensive Income(Loss) (Unaudited) for the
Three Months Ended August 29, 1999 and August 30, 1998         4

Condensed Consolidated Balance Sheets (Unaudited)
as of August 29, 1999 and May 30, 1999                         5

Condensed Consolidated Statements of Cash Flows
(Unaudited) for the Three Months Ended August
29, 1999 and August 30, 1998                                   6

Notes to Condensed Consolidated Financial
Statements (Unaudited)                                      7-12

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations                        13-18

Item 3.   Quantitative and Qualitative Disclosures
About Market Risk                                             19

Part II.  Other Information

Item 1.   Legal Proceedings                                   19

Item 6.   Exhibits and Reports on Form 8-K                 19-20

Signature                                                     21




PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 29,  Aug. 30,
                                                   1999      1998
                                                 --------  --------
Net sales                                        $ 481.1   $ 469.6

Operating costs and expenses:
   Cost of sales                                   296.7     414.6
   Research and development                        115.1     122.1
   Selling, general and administrative              76.0      73.0
                                                 -------    ------
Total operating costs and expenses                 487.8     609.7
                                                 -------    ------
Operating loss                                      (6.0)   (140.1)
Interest income(expense), net                       (1.4)      0.1
Other income                                        57.0       0.3
                                                 -------   -------
Net income(loss) before income taxes                49.6    (139.7)
Income tax expense (benefit)                         2.5     (34.9)
                                                 -------    ------
Net income(loss)                                 $  47.1   $(104.8)
                                                 =======    ======

Earnings(loss) per share:
   Basic                                         $  0.28   $ (0.63)
   Diluted                                       $  0.25   $ (0.63)

Weighted average shares:
   Basic                                           170.3     165.8
   Diluted                                         185.4     165.8

Income(loss) used in basic and diluted
earnings(loss) per share calculation             $  47.1   $(104.8)






See accompanying Notes to Condensed Consolidated Financial
Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)


                                                 Three Months Ended
                                                 ------------------
                                                 Aug. 29,  Aug. 30,
                                                   1999      1998
                                                 -------   -------
Net income(loss)                                 $  47.1   $(104.8)

Other comprehensive income, net of tax:
   Unrealized gain on
   available-for-sale securities                   172.3       0.2
                                                 -------   -------
Comprehensive income(loss)                       $ 219.4   $(104.6)
                                                 =======   =======


See accompanying Notes to Condensed Consolidated Financial
Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                           Aug. 29,       May 30,
                                             1999          1999
ASSETS                                    --------       --------
Current assets:
   Cash and cash equivalents              $  428.9       $  418.7
   Short-term marketable investments         108.4          107.2
   Receivables, net                          208.7          171.9
   Inventories                               145.9          141.3
   Deferred tax assets                       117.9          117.9
   Other current assets                       34.1           32.2
                                          --------       --------
Total current assets                       1,043.9          989.2

Property, plant and equipment              2,348.2        2,319.1
Less accumulated depreciation             (1,482.5)      (1,403.1)
                                           -------        -------
Net property, plant and equipment            865.7          916.0
Other assets                                 302.9          139.1
                                           -------        -------
Total assets                              $2,212.5       $2,044.3
                                           =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short term borrowings and current
   portion of long-term debt              $   48.2       $   49.3
   Accounts payable                          138.2          189.8
   Accrued expenses                          322.1          348.1
   Income taxes payable                       90.4           77.8
                                          --------       --------
Total current liabilities                    598.9          665.0

Long-term debt                               393.4          416.3
Other non-current liabilities                 63.7           62.2
                                           -------        -------
Total liabilities                          1,056.0        1,143.5
                                           -------        -------
Commitments and contingencies

Shareholders' equity:
   Common stock                               85.8           84.5
   Additional paid-in capital              1,288.1        1,253.1
   Retained deficit                         (387.0)        (434.1)
   Accumulated other
    comprehensive income (loss)              169.6           (2.7)
                                           -------        -------
Total shareholders' equity                 1,156.5          900.8
                                           -------        -------
Total liabilities and
   shareholders' equity                   $2,212.5       $2,044.3
                                           =======        =======


See accompanying Notes to Condensed Consolidated Financial
Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                    Three Months Ended
                                               --------------------
                                              Aug. 29,     Aug. 30,
                                                1999         1998
                                               -------      -------
Cash flows from operating activities:
Net income(loss)                              $  47.1      $(104.8)
Adjustments to reconcile net income(loss)
with net cash used by operations:
   Depreciation and amortization                 72.6         89.5
   Gain on sale of investment                   (48.4)          -
   Loss on disposal of equipment                  3.7          1.7
   Tax benefit associated with stock options       -           0.2
   Other, net                                     7.4           -
   Changes in certain assets and liabilities, net:
     Receivables                                (36.8)        (4.7)
     Inventories                                 (4.6)        74.4
     Other current assets                        (1.9)         7.8
     Accounts payable and accrued expenses      (77.7)       (52.1)
     Income taxes payable                        12.6        (18.7)
     Other liabilities                            1.5         (0.8)
                                              -------      -------
Net cash used by operating activities           (24.5)        (7.5)
                                              -------      -------
Cash flows from investing activities:
Purchase of property, plant and equipment       (21.7)       (73.9)
Sale and maturity of marketable investments      61.3         33.3
Purchase of marketable investments              (62.5)       (22.8)
Proceeds from sale of investment                 52.2           -
Purchase of investments and other, net           (1.8)        (9.4)
                                              -------      -------
Net cash provided by (used by)
investing activities                             27.5        (72.8)
                                              -------      -------
Cash flows from financing activities:
Repayment of debt                               (19.0)        (9.5)
Issuance of common stock, net                    26.2          5.2
                                              -------      -------
Net cash provided by (used by)
financing activities                              7.2         (4.3)
                                              -------      -------
Net change in cash and cash equivalents          10.2        (84.6)
Cash and cash equivalents
   at beginning of period                       418.7        460.8
                                              -------      -------
Cash and cash equivalents at end of period    $ 428.9      $ 376.2
                                              =======      =======

See accompanying Notes to Condensed Consolidated Financial
Statements


Note 1.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries ("National" or the "Company"). Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 30, 1999.

Earnings Per Share:

A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                                                Three Months Ended
                                               -------------------
                                                Aug. 29,  Aug. 30,
(in millions)                                    1999      1998
                                                -------   --------
Net income(loss) used for basic
and diluted earnings per share                 $  47.1   $ (104.8)
                                                ======     ======
Number of shares:

Weighted average common shares outstanding
used for basic earnings per share                170.3      165.8

Effect of dilutive securities:

   Stock options                                  15.1         -
                                                ------    -------
Weighted average common and potential
common shares outstanding used for
diluted earnings per share                       185.4      165.8
                                                ======     ======

For the three months ended August 29, 1999, there were options outstanding to purchase 2.9 million shares of the Company's common stock with a weighted-average exercise price of $30.24, which could potentially dilute basic earnings per share in the future, but which were not included in the computation of diluted earnings per share because their effect was antidilutive. As of August 29, 1999, the Company also had outstanding $258.8 million of convertible subordinated notes, which are convertible into approximately 6.0 million shares of common stock. These notes were not assumed to be converted in the computation of diluted earnings per share because they were antidilutive in all periods presented.

The components of accumulated other comprehensive income (loss), net of tax, were:

                                             Aug. 29,     May 30,
(in millions)                                  1999         1999
                                              -------     --------
Unrealized gain on
available-for-sale securities                $ 194.6      $  22.3
Minimum pension liability                      (25.0)       (25.0)
                                              ------       ------
                                             $ 169.6      $  (2.7)
                                              ======       ======

Note 2.  Consolidated Financial Statement Detail

The components of inventories were:
                                              Aug. 29,     May 30,
(in millions)                                   1999         1999
                                              --------    --------

Raw materials                                 $  12.4     $  13.0
Work in process                                  90.9        81.0
Finished goods                                   42.6        47.3
                                               ------      ------
Total inventories                             $ 145.9     $ 141.3
                                               ======      ======

Components of Interest income(expense),
   net and Other income, were:                  Three Months Ended
(in millions)                                   -------------------
                                                 Aug. 29,  Aug. 30,
                                                   1999      1998
                                                 --------  --------
Interest income(expense), net
-----------------------------
Interest income                                   $   5.9   $   7.0
Interest expense                                  $  (7.3)  $  (6.9)
                                                 --------  --------
Interest income(expense), net                     $  (1.4)  $   0.1
                                                 ========  ========

Other income
--------------------------
Net intellectual property income                  $   6.8   $   0.3
Gain on investment                                   48.4        -
Other                                                 1.8        -
                                                  -------   -------
Total other income                                $  57.0   $   0.3
                                                  =======   =======


Note 4.  Statement of Cash Flow Information
                                              Three Months Ended
                                             --------------------
                                             Aug. 29,     Aug. 30,
                                               1999         1998
(in millions)                                -------      -------
Supplemental Disclosure of Cash Flow
Information

Cash paid(refunded) for:
   Interest                                  $   3.1     $   2.9
   Income taxes                              $ (10.0)    $ (22.0)
   Interest on tax settlements               $    -      $   1.6

Supplemental Schedule of Noncash Investing and Financing Activities

   Issuance of stock for
    employee benefit plans                   $   0.9     $   1.3
   Issuance of restricted stock              $    -      $   0.7
   Issuance of common stock in connection
    with the settlement of a promissory note $   5.0     $    -


Note 5. Restructuring of Operations

The following discussion summarizes the activity that occurred during the first three months ended August 29, 1999 that was associated with the Company's restructuring actions announced in fiscal 1999:

During the first quarter of fiscal 2000, the Company paid $13.6 million in severance to employees terminated as a result of the restructuring actions announced in May 1999. Payment was made to 156 employees terminated in the worldwide workforce reduction action, 216 employees terminated in connection with the closure of the Company's 8-inch development wafer fabrication facility located in Santa Clara, California and 173 employees terminated in connection with the Company's decision to exit the PC processor business. Although most of the employees affected by the restructuring actions had departed by the end of the first quarter of fiscal 2000, the Company expects some additional employees to depart over the next fiscal quarter. Additionally, the timing of actual departure and payment of severance may occur in different accounting periods, since departing employees may continue to receive regular salaries during a minimum 30-day notification period prior to their effective termination date. Severance is generally paid to terminated employees on the effective date of termination. The Company also paid $0.3 million for other exit-related costs during the same quarter.

In September 1999, the company completed the sale of the assets of the PC processor business to VIA Technologies Inc. ("VIA"), a Taiwanese company. The sale included the Company's MII x86 compatible processor and successor products. National will retain the integrated Media GX processor, which forms the core of the Company's new Geode family of solutions for the information appliance market. Assets sold included inventories, land, buildings and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC-related manufacturing assets in Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to National for certain employee retention costs incurred by the Company solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. The Company received cash of $70.0 million upon the closing of the transaction, with the remaining $5.0 million due in December 1999. The Company expects to record a gain on the sale of approximately $25-$30 million in the second quarter of fiscal 2000 after determining final transaction costs associated with the sale.

As part of the final processor sale arrangement, the Company may also receive future royalties up to $92.0 million, which are to be earned based on future sales of products by VIA under the terms of a separate license agreement. These royalties will be accounted for in current operating results if and when they are earned.

In September 1999, the Company also announced it would now retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. The Company will continue to consolidate its manufacturing lines in Greenock as previously planned by closing the 4-inch wafer fabrication facility and transferring products and processes to the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. During the first quarter of fiscal 2000, the Company paid $3.1 million in severance to 163 terminated employees in connection with the closure of the 4-inch wafer fabrication facility. The Company also expects the remainder of employee terminations to occur in phases over the next two fiscal quarters. All actions associated with the closure of the 4-inch wafer fabrication facility are now expected to be completed by spring, which is reasonably in line with the original timetable.

Included in accrued liabilities at August 29, 1999, is $61.6 million related to severance and other exit costs for restructuring actions that were not yet completed as of August 29, 1999.

Note 6.  Segment Information

The following table presents information related to the Company's reportable segments:

                          Information   Cyrix                    Total
                  Analog   Appliance   Business   All   Elimin- Consoli-
                  Group      Group      Unit    Others  ations   dated
                 -------  ----------  -------  -------  ------  -------
Three months ended August 29, 1999:
Sales to
unaffiliated
customers       $333.4    $ 52.0     $ 18.6   $ 77.8      -      $481.8
Inter-segment
     sales          -        0.1         -        -   $ (0.1)        -
                ------    ------     ------   ------   ------    ------
Net sales       $333.4    $ 52.1     $ 18.6   $ 77.8  $ (0.1)    $481.8
                ======    ======     ======   ======   ======    ======
Segment income
(loss)before
income taxes    $ 82.5    $(29.2)    $(22.6)  $ 18.9             $ 49.6
                 ======   ======      =====    =====             ======


Three months ended August 30, 1998:
Sales to
unaffiliated
customers       $273.8    $ 52.6     $ 34.3   $108.9            $ 469.6
Inter-segment
     sales          -        0.1         -        -    $(0.1)        -
                ------    -------    ------   -------  -------  -------
Net sales       $273.8    $ 52.7     $ 34.3    108.9   $(0.1)   $ 469.6
                ======    =======    ======   =======  =======  =======
Segment loss
 before income
 taxes          $(28.9)   $(65.9)    $(36.0)  $ (8.9)           $(139.7)
                ======    =======    ======   =======           =======


The measurement of segment income (loss) before income taxes includes an allocation of depreciation expense for the Company's shared manufacturing facilities contained in each segment's product standard cost. For fiscal 1999 segment income (loss) before income taxes of each reportable segment include allocations of expenses associated with the Company's manufacturing facility in Maine, expenses associated with activity of the development wafer fabrication facility in Santa Clara and expenses incurred at corporate headquarters. Allocations of these expenses for fiscal 2000 are significantly lower as a result of the outcome of the actions the Company announced in May 1999. The Company also changed its basis of allocation for fiscal 2000.

Note 7. Other Subsequent Events

In October 1999, the Company announced that it will redeem all outstanding notes of its $258.8 million, 6.5 percent convertible subordinated notes due 2002 ("Notes") on November 12, 1999. The notice of the Note redemption was sent to all registered holders of the Notes on October 7, 1999. Pursuant to the terms of the
Note Indenture, the Notes will be redeemed at a price of 102.786 percent of the principal amount. Holders of the Notes will also receive accrued interest through November 11, 1999. The right to convert the Notes into Company common stock with a conversion price of $42.78 will expire on November 10, 1999. In connection with the redemption, the Company will incur an extraordinary loss of $9.6 million in the second quarter of fiscal 2000. No tax benefit will be recognized for the extraordinary item.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Overview
The Company recorded net sales of $481.8 million for the first quarter of fiscal 2000, a 2.6 percent increase from net sales of $469.6 million for the same quarter of fiscal 1999. This growth was primarily attributable to improvement in market conditions for the semiconductor industry. The Company experienced better than expected growth in new orders throughout the summer quarter led by strong order recoveries in the Asia Pacific region and Japan. Net income of $47.1 million was recorded for the first quarter of fiscal 2000, compared to a net loss of $104.8 million for the first quarter of fiscal 1999. Included in net income for the first quarter of fiscal 2000 was a $48.4 million pretax gain from the sale of Fairchild Semiconductor ("Fairchild") stock, as part of Fairchild's initial public offering, while the net loss for the same quarter of fiscal 1999 did not include any significant special items.

Sales
The following discussion is based on the Company's operating segments described in Note 12 of the Annual Report on Form 10-K for the year ended May 30, 1999.

The increase in overall sales was a result of significantly higher volumes, which more than offset lower average selling prices across the Company's product offerings. The Analog Group, whose sales now represent close to 70 percent of the Company's total sales, drove the growth in sales. Sales for analog products grew 22 percent in the first quarter of fiscal 2000 over sales for the same quarter of fiscal 1999. Although the success of small product packaging contributed to this growth, their lower average selling prices combined with price competition on other analog products offset an increase of almost 60 percent in unit volume for the first quarter of fiscal 2000 over last year's first quarter. Analog sales were particularly strong in the cellular markets, led by power management and application-specific wireless products, which grew 48 percent and 34 percent, respectively. Sales for the Information Appliance Group, excluding the Cyrix personal computer ("PC") processor unit, fell slightly by 1 percent in the first quarter of fiscal 2000 from sales for the same quarter in fiscal 1999. The decrease was caused by strong competition and customer mix changes, as the group shifted focus from more traditional personal computer manufacturers to information appliance partners in the set-top box, webpad and thin client areas. Sales for Cyrix PC processor products decreased 46 percent in the first quarter of fiscal 2000 from the same quarter last year as the Company essentially completed its previously announced exit from the PC processor business. Network product sales also declined in the first quarter of fiscal 2000 by 17 percent over the same period in fiscal 1999, due to a drop in unit shipments for mature ethernet products and the lack of shipments of new products employing new digital signal processing technology.

Gross Margin
Gross margin as a percentage of sales improved to 38 percent in the first quarter of fiscal 2000 compared to 12 percent in the first quarter of fiscal 1999. Higher factory utilization resulting from increased orders, particularly at the Arlington and Greenock manufacturing facilities, primarily contributed to gross margin improvement. Wafer fabrication capacity utilization for the first quarter of fiscal 2000 was 61 percent compared to 41 percent for the first quarter of fiscal 1999. The Company's manufacturing facility in Maine continued to run at a lower capacity utilization rate since the decision to exit the PC processor business was announced. Excluding the effect of Maine, wafer fabrication capacity utilization was 71% for the first quarter of fiscal 2000 compared to 44% for the same quarter of last year. A significant decrease in depreciation expense also contributed to gross margin improvement. The decrease in depreciation was a result of impairment losses recorded in May 1999 on capital assets in Maine, as well as on Cyrix PC processor related assets in Richardson, Texas and Singapore.

Research and Development
Research and Development ("R&D") expenses in the first quarter of fiscal 2000 declined 6 percent from R&D expenses for the first quarter of fiscal 1999. Exiting the PC processor business has reduced R&D spending for product development as well as the underlying advanced CMOS process development. Meanwhile, the Company continues to invest resources in developing new cores and integrating those cores with the Company's other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. The Company also continues to invest resources in the development of new analog and mixed-signal technology-based products for applications in the personal systems, communications and consumer markets, as well as in the process technologies needed to support those products. For the first quarter of fiscal 2000, the Company devoted approximately 30 percent of its R&D effort towards the development of process technology and 70 percent towards new product development. This represents a decrease of 20 percent in spending for process technology, while spending for product development increased slightly by 2 percent. This shift reflects management's decision to realign its strategic research development programs to focus on its analog and information appliance businesses.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses in the first quarter of fiscal 2000 increased slightly by 4 percent over SG&A expenses for the first quarter of fiscal 1999. While the Company's spending for the first quarter of fiscal 2000 reflects some cost savings from the cost reduction actions announced in May 1999, mostly related to the workforce reduction, the full effect of cost savings from these actions has not yet been realized, since these actions continued to be carried out during the course of the first quarter. Cost savings were partially offset by an increase in payroll and employee benefit expenses. SG&A expenses for the first quarter of fiscal 1999 also included recoveries derived from service fees paid by Fairchild under the transition services agreement entered into when the Company completed its disposition of Fairchild. Since that agreement terminated during fiscal 1999, there was no such recovery reflected in SG&A expenses for the first quarter of fiscal 2000.

Restructuring of Operations
In connection with its decision to exit the PC processor business, the Company completed the sale of the assets of that business to VIA Technologies, Inc. ("VIA"), a Taiwanese company, in September 1999.
In September 1999, the Company also announced it would now retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. See Note 5 to the Condensed Consolidated Financial Statements for more complete information.

Interest Income and Interest Expense
Net interest expense was $1.4 million for the first quarter of fiscal 2000 compared to net interest income of $0.1 million for fiscal 1999. The decrease in interest income was attributed to less interest earned as a result of slightly lower interest rates, combined with higher interest expense associated with higher average debt balances. In addition, interest expense for the first quarter of fiscal 1999 reflects the capitalization of $0.4 million of interest associated with capital expansion projects during that quarter.

Other Income/Expense, Net
Other income, net was $57.0 million for the first quarter of fiscal 2000, compared to $0.3 million for the first quarter of fiscal 1999. Included in the first quarter of fiscal 2000 is a gain of $48.4 million from the sale of a portion of the Company's investment in Fairchild stock and $6.8 million of net intellectual property income primarily related to two separate licensing agreements. Also included in fiscal 2000 were proceeds of $1.3 million from the settlement of an insurance claim and a gain of $0.5 million from the sale of a business unit. This compares to other income, net for the first quarter of fiscal 1999, which included $0.3 million of net intellectual property income.

Income Tax Provision/Benefit
The Company recorded an income tax expense of $2.5 million in the first quarter of fiscal 2000, compared to an income tax benefit of $34.9 million in the first quarter of fiscal 1999. For the first quarter of fiscal 2000, the Company's effective tax rate is 5 percent, primarily representing foreign income tax expense.

Financial Condition
During the first quarter of fiscal 2000, cash and cash equivalents increased by $10.2 million compared to a $84.6 million decrease in the first quarter of fiscal 1999. The primary factors contributing to the increase for the first quarter of fiscal 2000 were the receipt of $52.2 million in proceeds from the sale of Fairchild stock, combined with a reduction in capital expenditures. The Company's investment in property, plant and equipment in the first quarter of fiscal 2000 was $21.7 million compared to $73.9 million in the comparable quarter of fiscal 1999. The significant increase in other assets and accumulated other comprehensive income was primarily attributable to an unrealized gain related to the Company's remaining investment in Fairchild stock.

Cash used by operating activities was $24.5 million in the first quarter of fiscal 2000 compared to $7.5 million used in the first quarter of fiscal 1999. Although operating cash was positively affected by net income earned in the first quarter of fiscal 2000, it was negatively impacted by a decrease in working capital. The decrease in working capital was attributable to increased receivables while inventories remained relatively unchanged for the first quarter of fiscal 2000. In fiscal 1999, inventories decreased significantly in the first quarter.

The Company's financing activities provided cash of $7.2 million in the first quarter of fiscal 2000 compared to cash used of $4.3 million in the comparable quarter of fiscal 1999. In fiscal 2000, the Company received $26.2 million from the issuance of common stock under employee benefit plans and repaid $19.0 million of general debt. In fiscal 1999, the Company received $5.2 million from the issuance of common stock while it repaid $9.5 million of general debt.

Although management foresees substantial cash outlays for plant and equipment through fiscal 2000, the expenditure level is expected to be lower than the fiscal 1999 level of $300 million. As announced in October 1999, the Company will redeem all outstanding notes of its 6.5 percent convertible subordinated notes due 2002, which will require approximately $259 million to be paid on November 12, 1999. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance both planned fiscal 2000 capital investments and the redemption of the convertible subordinated notes. The Company also received $70.0 million of the sales proceeds from VIA in September 1999 as a result of the completion of the sale of the Cyrix PC processor business. The remaining $5.0 million of sales proceeds is expected to be received in December 1999.


Outlook
The statements contained in this Outlook and in the Financial Condition section of Management's Discussion and Analysis are forward looking based on current expectations and management's estimate. Actual results may differ materially from those set forth in these forward looking statements. In addition to the risk factors discussed in the Financial Condition and Outlook sections of Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 21 through 27 of the Company's 1999 Annual Report on Form 10-K for the fiscal year ended May 30, 1999 filed with the Securities and Exchange Commission, the following factors may also affect the Company's operating results for fiscal 2000:

As market conditions for the semiconductor industry improved throughout the summer quarter, the Company experienced better than expected growth in new orders, which resulted in overall growth in sales for the first quarter of fiscal 2000 over the first quarter of fiscal 1999. The analog business was especially healthy, particularly in the cellular markets where sales for power management and application-specific wireless products were strong. While the Company believes this trend will continue into the forthcoming second quarter of fiscal 2000, its duration is more uncertain. There is the risk that the improvement in market conditions may just be temporary and seasonal. As the Company shifts its product focus toward consumer markets for mobile phone handsets, personal computers and peripherals and information appliance products seasonality will have a greater impact on sales. Also, as the Company approaches the end of the calendar year, its third fiscal quarter has typically been affected by the holiday season and it is premature to determine the impact for fiscal 2000. Unless the improvement in new orders continues, the Company may be unable to attain the level of revenue growth expected for the remainder of fiscal 2000 and operating results will be unfavorably affected.

In connection with the sale of the Cyrix PC processor business to VIA, National and VIA entered into a manufacturing agreement where National will serve as the manufacturing partner for VIA's chipsets for x86 processor based computers. This arrangement is expected, in part, to improve the capacity utilization in the Company's 8-inch wafer manufacturing facility in South Portland, Maine, which had been negatively impacted as a result of the decision to exit the Cyrix PC processor business. The Company continues to seek a potential investor to buy a majority interest in the Maine manufacturing facility, but it also plans to steadily increase manufacturing activity at that plant through the end of the year from both manufacturing for its own needs and third party foundry business. The Company has also announced it will retain full ownership of the wafer manufacturing facility in Greenock, Scotland and has increased production activity there to meet the demand for certain analog integrated circuit products that has occurred as market conditions have improved. There is a risk that future demand may not be sufficient to fill the capacity at these manufacturing facilities, leaving future gross margin unfavorably affected. The Company now expects to complete all actions associated with the closure of the 4-inch wafer fabrication facility in Greenock by spring. Further delay in completing the closure may have an unfavorable impact on the Company's future gross margin, as well as future operating results.

Although the recent earthquake that occurred in Taiwan caused some disruptions in the global electronic supply chain, the Company's business has so far been only minimally affected. The Company has not yet experienced any significant order cancellation or serious delays in shipments to affected customers. There also has been no significant impact on the Company's wafer supply from Taiwan. It is too early, however, to predict the ultimate impact of the earthquake on the Company's future operations, in particular on its customer order patterns, which may adjust to changing supply conditions from other suppliers dependent on wafer supply from Taiwan.

Year 2000 Readiness Program
The following provides a year 2000 update by project area and supplements the discussion included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K for the fiscal year ended May 30, 1999;

Business Systems - Critical business systems remediation is complete. The Company has moved to its fiscal 2000 accounting calendar without incident. The Company expects to have adequate time during the balance of calendar 1999 to complete remediation of noncritical systems.

Manufacturing Systems - The project is virtually complete with the remaining remediation efforts scheduled to be complete in October 1999.

Engineering Systems - Critical computing platform and local area network inventory, testing and remediation are complete.

Desktop Computing - The Company has completed testing of every desktop system to ensure year 2000 compliance. Final compliance monitoring will continue through the remainder of calendar 1999.

Information Technology Infrastructure - Network devices and servers are year 2000 ready. Nonstandard hardware, software, protocols and applications have been removed from the network and computing environments.

Facilities - The facilities project is substantially complete.

Suppliers' Products and Readiness - All of the designated key suppliers have responded to our inquiries with 95 percent meeting our criteria. The Company has evaluated plans and assigned a risk factor to the readiness projects of suppliers who provide materials and services critical to operations. These risk assessments are being used for vendor specific contingency planning.

Company Products - The Company has made year 2000 compliance information for products available to customers on the Company's Web site. To date the Company has not received notification from any of its customers that any of its products perform noncompliant year 2000 functions. The Company will continue to evaluate exposures to contingencies related to the year 2000 for its products.

With remediation efforts now substantially complete, the Company's focus is now on contingency planning. Management remains confident in the Company's ability to transition to the year 2000 without incident, but will establish contingency plans in the event of unforeseen critical failures. The Company believes that its most likely worst-case year 2000 impact will relate to problems with systems of third party suppliers and customers, over which the Company has less control, than with the Company's internal systems or products. Failures with the Company's infrastructure providers and vendors could result in the inability to manufacture and deliver products to customers. Contingency planning for supplier issues include identifying and qualifying second sources for critical components, increasing inventory levels of certain products above normal stocking levels, and deploying strategic inventory quantities geographically. Many of the critical contingency plans for the Company's internal systems are extensions of existing business continuity programs and have been in place since the start of the year 2000 readiness program. The Company's business continuity program was successfully tested in May and September 1999.

Year 2000 project costs and resource consumption are estimated at $20 million, of which approximately $18 million has been incurred to date. Approximately 40 percent of costs are related to internal staff costs with the remaining 60 percent for hardware and software upgrade costs that are incremental to ongoing operating expenses. Testing will continue through the remainder of 1999 and the beginning of 2000 to ensure the continued compliance of all elements of the Company's year 2000 program.

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


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
------------------------------------------------------------------

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended May 30, 1999 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the Company's Annual Report on Form 10-K for the year ended May 30, 1999 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8.




PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 30, 1999.




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

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-77195, which became effective April 28, 1999).

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

10.1  Management Contract or Compensatory Plan or Agreement:  Director
Deferral Plan

10.2 Management Contract or Compensatory Plan or Agreement: Directors Stock Option Plan

10.3 Management Contract or Compensatory Plan or Agreement: Fiscal Year 2000 Executive Officer Incentive Plan Agreement.


27.0  Financial Data Schedule


(b)   Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended August 29, 1999.



SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 12, 1999        /s/ Lewis Chew
                               -----------------------
                               Lewis Chew
                               Vice President and Controller
                               Signing on behalf of the registrant
                               and as principal accounting officer






























Exhibit 10.1

DIRECTOR DEFERRAL PLAN - PLAN DOCUMENT

THIS DIRECTOR DEFERRAL PLAN ("Plan") is hereby adopted by National Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, (hereinafter referred to as the "Company") effective as of October 1, 1999.

WITNESSETH:

WHEREAS, the Company desires to establish a Plan to provide a means by which Directors may elect to defer the receipt of their fees or retainer;
WHEREAS, the Plan is intended to be unfunded and is maintained primarily for the purpose of providing deferred compensation; and WHEREAS, the Board has adopted this Plan in order to provide for the benefits specified;
NOW, THEREFORE, in consideration of the premises herein contained, it is hereby declared as follows:

ARTICLE I
Definitions

When used herein, the words and phrases defined hereinafter shall have the following meaning unless a different meaning is clearly required by the context.

1.01   "Account" shall mean the Accounts established pursuant to Section
3.02 of the Plan.

1.02 "Beneficiary" shall mean the person or persons last designated by a Participant, by written notice filed with the Committee, to receive a Plan benefit upon his or her death. In the event a Participant fails to designate a person or persons as provided above or if no Beneficiary so designated survives the Participant, then for all purposes of this Plan, the Beneficiary shall be the Participant's estate.

1.03   "Board" shall mean the Board of Directors of National
Semiconductor Corporation.

1.04   "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.05   "Committee" shall mean The Retirement and Savings Program
Administrative Committee of the Company, as determined by the Board.

1.06   "Company" shall mean National Semiconductor Corporation.

1.07 "Director" shall mean a member of the Board who is not an employee of the Company and earns meeting fees during the Plan Year or a fee or retainer for the Plan Year.

1.08 "Elective Deferral" shall mean the amount the Participant agrees to defer under this Plan pursuant to procedures established by the Committee.

1.09 "Entry Date" shall mean October 1 of each year; provided, however, for a newly elected Director, the first Entry Date shall be the earlier of thirty (30) days following his or her election or October 1.

1.10 "Interest" shall mean the rate for long-term A-rated corporate bonds reported by the investment banking firm of Salomon Smith Barney of New York City (or such other investment banking firm as the Committee may specify) during the first week of each Plan Year. The interest rate will be reset at the beginning of each Plan year.

1.11 "Participant" shall mean a Director who elects to make an Elective Deferral under the Plan.

1.12 "Plan Year" shall mean the twelve consecutive month period beginning on October 1; provided, however, that the first Plan Year shall be a short year beginning October 1, 1999.

ARTICLE II
Participation

2.01   Commencement of Participation.
A Director shall become a Participant in the Plan on the first Entry Date as of which he or she makes an Elective Deferral.

2.02   Election.
Prior to an Entry Date, a Participant may make an Elective Deferral of any whole percentage or whole dollar amount of fees, including meeting fees, or retainer payable to him or her in cash for the remainder of the Plan Year. A Participant who desires to make Elective Deferrals shall complete and file an enrollment form with the Committee, pursuant to rules prescribed by the Board. Once a Participant has enrolled in the Plan, the election made shall remain in effect from Plan Year to Plan Year until, pursuant to rules prescribed by the Board, the Participant modifies or revokes his or her election. If a Participant revokes his or her election during a Plan Year, the Participant cannot reinstate his or her election until the Entry Date for the next Plan Year.

ARTICLE III
Benefits

3.01   Benefits.
The benefits under this Plan to which a Participant or Beneficiary shall be entitled shall be equal to the sum of the Elective Deferrals, plus Interest on such amounts.

3.02   Accounts.
The Company shall create and maintain adequate records to reflect the interest of each Participant in the Plan. Such records shall be in the form of individual Accounts. Such Accounts shall be kept for recordkeeping purposes only and shall not be construed as providing for assets to be held in trust or escrow or any other form of asset segregation for the Participant or Beneficiary to whom benefits are to be paid pursuant to the terms of the Plan.

3.03   Allocation to Participant Account and Interest.
The Participant's Elective Deferrals shall be credited to the Participant's Account as of the date such amount would have been paid to such Participant as remuneration for services, and the Participant's balance in his Account shall be credited with Interest at such times and in such manner as determined in the sole discretion of the Committee.

3.04   Vested Percentage.
Notwithstanding anything herein to the contrary, a Participant shall be 100% vested at all times in the amount credited to his Account.

ARTICLE IV
Distribution of Benefits

4.01   Separation from Service.
The balance in the Participant's Account shall be distributed in a lump sum upon the earlier of his or her termination as a Director for any reason (including retirement, disability or death) or a date preselected by the Participant either upon commencement of participation under the Plan or upon such date or dates as may be determined by the Board.

4.02   Hardship.
Payment of part or all of the benefits under this Plan may be accelerated in the case of severe hardship, which shall mean an emergency or unexpected situation in the Participant's financial affairs, including, but not limited to, illness or accident involving the Participant or any of the Participant's dependents. All payments in case of hardship must be approved by the Board.

ARTICLE V
Administration; Amendments and Termination; Rights Against the Company

5.01   Administration.
The Board shall administer this Plan, but may choose to delegate administration of this Plan to the Committee. Except as expressly set forth herein, any determination or decision by the Board or the Committee shall be conclusive and binding on all persons who at any time have or claim to have any interest whatever under this Plan.

5.02   Amendment and Termination Prior to a Change in Control.
The Board, solely, and without the approval of any Participant or Beneficiary, shall have the right to amend this Plan at any time and from time to time, by resolution adopted by it. Any such amendment shall become effective upon the date stated therein. Notwithstanding the foregoing, no amendment shall adversely affect the rights of any Participant or Beneficiary who was previously receiving benefits under this Plan to continue to receive such benefits or of all other Participants and Beneficiaries to receive the benefits promised under the Plan immediately prior to the later of the effective date or the date of adoption of the amendment.
The Company has established this Plan with the bona fide intention and expectation that from year to year it will deem it advisable to continue it in effect. However, circumstances not now foreseen or circumstances beyond the Company's control may make it impossible or inadvisable to continue the Plan. Therefore, the Board, in its sole discretion, reserves the right to terminate the Plan in its entirety at any time; provided, however, that in such event any Participant or Beneficiary who was receiving benefits under this Plan as of the termination date, shall remain entitled to receive the benefits promised under the Plan immediately prior to the termination of the Plan.

5.03   Rights Against the Company.
The establishment of this Plan shall not be construed as giving to any Participant, Beneficiary, or any person whomsoever, any legal, equitable or other rights against the Company, or its officers, directors, agents or shareholders, except as specifically provided for herein, or its giving to any Participant any equity or other interest in the assets, business or shares of the Company or giving any Director the right to be retained. All Participants shall be subject to discharge to the same extent that they would have been if this Plan had never been adopted. Subject to the rights of the Board to terminate this Plan or any benefit hereunder, the rights of a Participant hereunder shall be solely those of an unsecured creditor of the Company.

ARTICLE VI
General and Miscellaneous

6.01   Spendthrift Clause.
No right, title or interest of any kind in the Plan shall be transferable or assignable by any Participant or Beneficiary or any other person or be subject to alienation, encumbrance, garnishment, attachment, execution or levy of any kind, whether voluntary or involuntary. Any attempt to alienate, sell, transfer, assign, garnish, attach or otherwise encumber or dispose of any interest in the Plan shall be void.

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

6.05   Governing Law.
THE VALIDITY AND EFFECT OF THIS PLAN AND THE RIGHTS AND OBLIGATIONS OF ALL PERSONS AFFECTED HEREBY SHALL BE CONSTRUED AND DETERMINED IN
ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO ITS OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS.

6.06   Unfunded Top Hat Plan.
It is the Company's intention that this Plan is exempt from the Employee Retirement Income Security Act of 1974, as amended from time to time because it does not cover employees as that term is used in such Act but even if the Act applied this Plan would be a Top Hat Plan as defined in
Section 201(2), 301(a)(3), and 401(a)(1) of such Act. The Company may establish and fund one or more trusts for the purpose of paying some or all of the benefits promised to Participants and Beneficiaries under the Plan; provided however, that (i) any such trust(s) shall at all times be subject to the claims of the Company's general creditors in the event of the insolvency or bankruptcy of the Company, and (ii) notwithstanding the creation or funding of any such trust(s), the Company shall remain primarily liable for any obligation hereunder. Notwithstanding the establishment of any such trust(s), the Participants and Beneficiaries shall have no preferred claim on, or any beneficial ownership interest in, any assets of any such trust or of the Company.

6.07   Divestment for Cause.
Notwithstanding any other provisions of this Plan to the contrary, the right of any Participant, former Participant or Beneficiary either to receive or to have paid to any other person, any benefits hereunder, shall be forfeited, if such Participant is discovered to have engaged in fraud, embezzlement, dishonesty against the Company, obtaining funds or property under false pretenses, assisting a competitor without permission, or interfering with the relationship of the Company or any subsidiary or affiliate thereof with a customer. A Participant's or Beneficiary's benefits shall be forfeited for any of the above reasons regardless of whether such act is discovered prior to or subsequent to the Participant's termination as a Director or the payment of benefits under the Plan. If payment has been made, such payment shall be restored to the Company by the Participant or Beneficiary.



Exhibit 10.2


               NATIONAL SEMICONDUCTOR CORPORATION

                   DIRECTOR STOCK OPTION PLAN

           (as amended effective September 24, 1999)



1.   PURPOSE

The purposes of the Director Stock Option Plan (the "Plan") of National Semiconductor Corporation (the "Corporation") are to promote the recruiting and retention of highly qualified individuals to serve in the capacity of non-employee members of the Board of Directors of the Corporation ("Directors") and to strengthen the commonality of interest between Directors and stockholders.


2.   NON-QUALIFIED OPTIONS

It is intended that options to purchase shares of the Corporation's $.50 par value common stock (the "Common Stock") granted under this Plan shall constitute non-qualified or non-statutory stock options, and not incentive stock options within the meaning of Section 422A of the Internal Revenue Code of 1986, as amended.


3.   STOCK SUBJECT TO THE PLAN

There will be reserved for issue upon the exercise of options granted under the Plan 1,000,000 shares of the Corporation's Common Stock, subject to adjustment as provided in Paragraph 7, which may be unissued shares, reacquired shares, or shares bought on the market. If any option which shall have been granted shall expire or terminate for any reason without having been exercised in full, the unpurchased shares shall again become available for the purposes of the Plan (unless the Plan shall have been terminated).


4.   ADMINISTRATION

The Plan shall be administered by the Board of Directors of the Corporation, whose construction and interpretation of the terms and provisions of the Plan shall be final and conclusive. Grants of options under the Plan and the amount and nature of the awards to be granted shall be automatic and non-discretionary in accordance with Paragraph 6.


5.   ELIGIBILITY

Options may be granted only to non-employee Directors.


6.   TERMS OF OPTION AND OPTION AGREEMENTS

Each option shall be evidenced by a written agreement in such form as the Board of Directors shall from time to time approve, which agreements shall comply with and be subject to all of the applicable following provisions:

(a) The purchase price under each option granted shall be 100% of fair market value on the date of grant. The fair market value on the date of grant shall be the opening price of the Common Stock on the New York Stock Exchange on such date (or if there shall be no trading on such date, then on the first previous date on which there was such trading).

(b) Options shall be granted automatically and without further action by the Board of Directors to all eligible Directors as follows: (i) on the date of the adoption of the Plan by the Corporation's stockholders, each eligible Director shall be granted an option to purchase 10,000 shares of Common Stock; (ii) each person who becomes an eligible Director after the date of adoption of the Plan shall be granted an option to purchase 10,000 shares of Common Stock on the date of the appointment of such person to the Board of Directors; and (iii) each eligible Director shall be granted an additional option to purchase 10,000 shares of Common Stock on the date of each subsequent election of such person to the Board of Directors by the stockholders.

(c) The term of the non-qualified stock options granted under this Plan shall be ten years and one day from the date the option was granted.

(d) Options shall become fully exercisable six months after the date of grant.

(e) An option may not be exercised to any extent, either by the person to whom it was granted, or by any person after his death, unless the person to whom the option was granted has remained as a Director of the Corporation for not less than six months from the date when the option was granted.

(f) The Corporation, during the terms of options granted under the Plan, at all times will keep available the number of shares of stock required to satisfy such options.

(g) The Corporation will seek to obtain from each regulatory commission or agency having jurisdiction such authority as may be required to issue and sell shares of stock to satisfy such options. Inability of the Corporation to obtain from any such regulatory commission or agency authority which counsel for the Corporation deems necessary for the lawful issuance and sale of its stock to satisfy such options shall relieve the Corporation from any liability for failure to issue and sell stock to satisfy such options pending the time when such authority is obtained or is obtainable.

(h) Neither a person to whom an option is granted nor his legal representative, heir, legatee, or distributee, shall be deemed to be the holder of, or to have any of the rights of a holder with respect to, any shares subject to such option unless and until he has exercised his option pursuant to the terms thereof.

(i) An option shall not be transferable except by will or by the laws of descent and distribution, and during the lifetime of the person to whom the option is granted he alone may exercise it.

(j) An option shall terminate and may not be exercised if the person to whom it is granted ceases to be a Director of the Corporation, except (subject nevertheless to the last sentence of this subparagraph (j)):
(1) if his status as a Director is terminated for any reason other than
(i) retirement, (ii) permanent disability, or (iii) death, he may exercise his option to the extent that he was entitled to exercise such option at the date of such termination at any time within a period of three (3) months following the date of such termination, or if he shall die within the period of three (3) months following the date of such termination without having exercised such option, his option may be exercised within a period of one year following his death by the person or persons to whom his rights under the option pass by will or by the laws of descent or distribution but only to the extent exercisable at the date of such termination; or (2) if his status as a Director is terminated by (i) retirement, (ii) permanent disability, or (iii) death, his option may be exercised in accordance with its terms and conditions at any time within a period of five (5) years following the date of such termination by him, or in the event of his death, by the persons to whom his rights under the option shall pass by will or by the laws of descent or distribution. Nothing contained in this subparagraph (j) is intended to extend the stated term of the option and in no event may an option be exercised by anyone after the expiration of its stated term.

(k) Nothing in this Plan or in any option granted hereunder shall confer on any optionee any right to continue as a Director of the Corporation.

(l) If an option agreement is not executed by the optionee and returned to the Corporation on or prior to ninety (90) days after the date the option is granted, such option shall terminate.

(m)   The following definitions shall apply for purposes of this Plan:

(1) "retirement": termination as a Director after reaching age sixty-five
(65) or after reaching age fifty-five (55) and the optionee's age plus years of service as a Director is sixty-five (65) or more;
(2) "permanent disability": a permanent and total incapacity to perform any services as a Director.


7.   ADJUSTMENT IN NUMBER OF SHARES AND IN OPTION PRICE

In the event there is any change in the shares of the Corporation through the declaration of stock dividends or a stock split-up, or through recapitalization resulting in share split-ups, or combinations or exchanges of shares, or otherwise, the number of shares available for option, as well as the shares subject to any option and the option price thereof, shall be appropriately adjusted, provided that the number of shares subject to any option shall always be a whole number.


8.   PAYMENT OF PURCHASE PRICE AND WITHHOLDING TAXES

(a) The purchase price for all shares purchased pursuant to options exercised must be either paid in full in cash, or paid in full in Common Stock of the Corporation and valued at fair market value on the date of exercise or a combination of cash and Common Stock. Fair market value on the date of exercise is the opening price of the Common Stock on the New York Stock Exchange on such date, or if there shall be no trading on such date, then on the first previous date on which there was such trading.

(b) All or part of required withholding taxes that may be due upon the exercise of an option, up to the highest marginal rates then in effect, may be paid by the withholding of shares otherwise issuable upon exercise of the option. Option shares withheld in payment of such taxes shall be valued at the fair market value of the Corporation's Common Stock on the date of exercise as defined herein.




9.   AMENDMENT, SUSPENSION, OR TERMINATION OF THE PLAN

(a) The Board may amend, modify, suspend or terminate the Plan for the purpose of meeting or addressing any changes in legal requirements or for any other purpose permitted by law; provided, however, that the provisions of Paragraphs 5, 6(a), 6(b), 6(c), 6(d), 6(e) and 6(j) of the Plan may not be amended more than once every six months, other than to comport with changes in the Internal Revenue Code of 1986, as amended, the Employee Retirement Income Security Act, or the rules thereunder.
The Board will seek stockholder approval of an amendment if determined to be required by or advisable under regulations of the Securities and Exchange Commission or the Internal Revenue Service, the rules of any stock exchange on which the Corporation's stock is listed or other applicable law or regulation.

(b) The Plan shall continue in effect unless sooner terminated. An option may not be granted while the Plan is suspended or after it is terminated.

(c) Subject to the limitations of Paragraph 9, the rights and obligations under any options granted while the Plan is in effect shall not be altered or impaired by amendment, suspension or termination of the Plan, except with the consent of the person to whom the option was granted or to whom rights under an option shall have passed by will or by the laws of descent and distribution.


10.   EFFECTIVE DATE

The Plan shall become effective on June 26, 1997, subject to approval by the stockholders of the Corporation within twelve months after such date. No option shall be granted under the Plan until the Plan has been approved by the stockholders of the Corporation.

Exhibit 10.3

NATIONAL SEMICONDUCTOR CORPORATION

2000 EXECUTIVE OFFICER INCENTIVE PLAN AGREEMENT

ARTICLE 1

Definitions

Whenever used in the Agreement, unless otherwise indicated, the following terms shall have the respective meanings set forth below:

Agreement:   This Executive Officer Incentive Plan Agreement.

Award:   The amount to be paid to a Plan Participant.

Award Date:   The date set by the Committee for payment of Awards,
usually approximately forty days after the Company makes public its consolidated financial statements for the fiscal year.

Base Salary:   Generally, the annualized base remuneration received by a
Participant from the Company at the end of the fiscal year. Base Salary includes salary continuation and sick leave paid by the Company. Extraordinary items, including but not limited to prior awards, relocation expenses, international assignment allowances and tax adjustments, sales incentives, amounts recognized as income from stock or stock options, disability benefits (whether paid by the Company or a third party) and other similar kinds of extra or additional remuneration are excluded from the computation of Base Salary.

Company:   National Semiconductor Corporation ("NSC"), a Delaware
corporation, and any other corporation in which NSC controls directly or indirectly fifty percent (50%) or more of the combined voting power of voting securities, and which has adopted this Plan.

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

Incentive Levels:   Percentage of Base Salary assigned to a Participant
as a Target Award.

Participant:   An Executive Officer designated as a Participant in
accordance with the provisions of Article 3.


Performance Goal:   Factors considered and scored to determine the amount
of a Participant's Award, which shall be based on one or more of the business criteria listed in Section 5(b) of the Plan. Individual
Performance Goals may have two levels of performance as follows:

(i) Target -- Expected performance, as established by the Committee, reflecting a degree of difficulty which has a reasonable probability of achievement.

(ii) Stretch -- Better than Target performance and reflecting a greater degree of difficulty.

Corporate financial Performance Goals will also have a Threshold level of performance, which will be a minimum acceptable level of performance.

Retirement:   Permanent termination of employment with the Company, and
(a) the Participant's age is either sixty-five (65) or age is at least fifty-five (55) and age plus years of service in the employ of the Company is sixty-five (65) or more, and (b) the retiring Participant certifies to the Vice President-Finance of the Company that he or she does not intend to engage in a full-time vocation.

Target Award:   The Award, expressed as a percentage of Base Salary at
the assigned Incentive Level, that may be earned by a Participant for achievement of the Target level of performance.

All capitalized terms used in this Agreement and not otherwise defined herein have the meanings assigned to them in the Executive Officer Incentive Plan.


ARTICLE 2

Effective Date

The Agreement will become effective as of May 30, 1999, to be effective for the Company's fiscal year 2000.


ARTICLE 3

Eligibility for Plan Participation

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

Target Awards/Incentive Levels

A. Each Participant will be assigned an Incentive Level with associated Target Awards expressed as percentages of the Participant's Base Salary.

B. In the event that a Participant changes positions during the Plan Period and the change results in a change in Incentive Level, whether due to promotion or demotion, the Incentive Level will be prorated to reflect the time spent in each position.


ARTICLE 5

Plan Performance Goals

A. Performance Goals and associated weights will be established by the Committee within ninety (90) days after the start of the fiscal year. Each individual Performance Goal will have a defined Target level of performance and may have defined Stretch levels as well. Corporate financial Performance Goals will have defined Threshold, Target and Stretch levels of performance. All Participants will be given the same corporate financial Performance Goals. Performance Goals and their associated weights may change from one fiscal year to another fiscal year to reflect the Company's operational and strategic goals, but must be based on one or more of the business criteria listed in Section 5(b) of the Plan.

Actual Award amounts may range between 0% and 200% of Target based on actual achievement on Performance Goals. Each Performance Goal will be scored at the end of the fiscal year. The sum of the scoring on the Performance Goals will determine the total performance level for the year.


ARTICLE 6

Calculation and Payment of Awards

A. A Participant's Award will be calculated as a percentage of Base Salary as follows:

1) The Participant's Target Award is determined prior to the beginning of the fiscal year.

2) The performance of each Participant is scored at the end of the fiscal year, with the sum of the scoring on each Performance Goal determining the total performance level.

3) The total performance level shall be multiplied by the Participant's Incentive Level. No one individual Award may exceed 200% of the Participant's Target Award amount.

4) The Committee may adjust Awards to reflect discretion it deems appropriate. As a result, some or all Award amounts may be adjusted to reflect the exercise of the Committee's discretion.

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

E. The Committee reserves the right to reduce an Award to reflect a Participant's absence from work during a fiscal year. Unless the absence is for a medical leave, worker's compensation leave, or family leave, a Participant absent on the Award Date will not receive an Award until he or she returns from the absence and satisfies the Committee the absence was for good cause shown.

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

C. For deferred Awards, Participant deferred accounts will be credited each Award Date with interest set at the rate for long-term A-rated corporate bonds, as reported by the investment banking firm of Salomon Smith Barney Inc of New York City (or such other investment banking firm as the Committee may specify) during the first week of each calendar year. The interest rate will be reset at the beginning of each calendar year. Interest will begin to accrue on the Award Date and will be credited each Award Date until the date payment is actually made. If a Participant's Award is distributed at any time other than on an Award Date, the Participant's account will be credited with interest until the date of distribution.

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


17