Form 10-Q
period 1999-11-28
NATIONAL SEMICONDUCTOR CORP
filed 2000-01-12
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINTON, D.C. 20549

                               FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 28, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Title of Each Class           Outstanding at November 28, 1999.
       -------------------           ---------------------------------
Common stock, par value $0.50 per share           172,958,061

NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                               Page No.
                                                               --------
Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations
            (Unaudited) for the Three Months and Six Months
            Ended November 28, 1999 and November 29, 1998          3

          Condensed Consolidated Statements of
            Comprehensive Income(Loss) (Unaudited) for the
            Three Months and Six Months Ended November 28, 1999
            and November 29, 1998                                  4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of November 28, 1999 and May 30, 1999               5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Six Months Ended
            November 28, 1999 and November 29, 1998                6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                7-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  12-17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     17

Part II.  Other Information

Item 1.   Legal Proceedings                                       18

Item 4.   Submission of Matters to a Vote of Security Holders     18

Item 6.   Exhibits and Reports on Form 8-K                       19-20

Signature                                                         21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                            Three Months Ended        Six Months Ended
                            ------------------      -------------------
                            Nov. 28,  Nov. 29,      Nov. 28,   Nov. 29,
                              1999      1998          1999       1998
                            --------  --------      --------   --------
Net sales                    $ 513.9   $ 510.1       $ 995.7   $  979.7

Operating costs and expenses:
  Cost of sales                281.5     417.1         578.2      831.7
  Research and development      85.0     112.9         200.1      235.0
  Selling, general and
   administrative               75.1      84.9         151.1      157.9
  Special items:
   Restructuring of operations  (3.1)     12.5          (3.1)      12.5
   Gain on disposition of Cyrix
     PC processor business     (26.8)       -          (26.8)        -
                             -------    ------      --------    -------
   Total operating costs
     and expenses              411.7     627.4         899.5    1,237.1
                             -------    ------      --------    -------
Operating income(loss)         102.2    (117.3)         96.2     (257.4)
Interest income(expense), net    1.6      (0.3)          0.2       (0.2)
Other income(expense), net       0.2      (8.3)         57.2       (8.0)
                             -------   -------      --------    -------
Income(loss) before
  income taxes and
  extraordinary item           104.0    (125.9)        153.6     (265.6)
Income tax provision(benefit)    5.2     (31.5)          7.7      (66.4)
                             -------    ------      --------    -------
Net income(loss) before
  extraordinary item            98.8     (94.4)        145.9     (199.2)

Extraordinary loss on early
  extinguishment of debt, net
  of taxes of $0.4 million       6.8        -            6.8         -
                             -------    ------      --------    -------
Net income(loss)             $  92.0   $ (94.4)      $ 139.1   $ (199.2)
                             =======    ======      ========    =======
Earnings(loss) per share
  before extraordinary item:
         Basic               $  0.57   $ (0.57)      $  0.85   $  (1.20)
         Diluted             $  0.52   $ (0.57)      $  0.78   $  (1.20)

Earnings(loss) per share:
         Basic               $  0.53   $ (0.57)      $  0.81   $  (1.20)
         Diluted             $  0.49   $ (0.57)      $  0.74   $  (1.20)

Income(loss) used in basic
  and diluted earnings(loss)
  per share calculation     $  92.0   $ (94.4)      $ 139.1   $ (199.2)

Weighted average common shares outstanding:
         Basic                 172.2     166.6         171.3      166.2
         Diluted               189.5     166.6         187.5      166.2

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)


                                Three Months Ended    Six Months Ended
                                ------------------   ------------------
                                Nov. 28,  Nov. 29,   Nov. 28,  Nov. 29,
                                  1999      1998       1999      1998
                                --------  --------   --------  --------
Net income(loss)	              $   92.0  $  (94.4)  $  139.1  $ (199.2)

Other comprehensive
  income(loss), net of tax:

    Unrealized gain(loss) on
    available-for-sale
    securities                      13.8      (0.1)     186.1       0.1
                          					  --------  --------   --------  --------
Comprehensive income(loss)      $  105.8  $  (94.5)  $  325.2  $ (199.1)
				                          	  ========  ========   ========  ========










See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                               Nov. 28,       May 30,
                                                 1999          1999
ASSETS                                        --------       --------
Current assets:
  Cash and cash equivalents                   $  402.8       $  418.7
  Short-term marketable investments               59.2          107.2
  Receivables, net                               218.9          171.9
  Inventories                                    157.6          141.3
  Deferred tax assets                            117.9          117.9
  Other current assets                            36.8           32.2
                                              --------       --------
  Total current assets                           993.2          989.2

Property, plant and equipment                  2,265.9        2,319.1
  Less accumulated depreciation               (1,458.0)      (1,403.1)
                                              --------       --------
  Net property, plant and equipment              807.9          916.0
Other assets                                     307.3          139.1
                                              --------       --------
Total assets                                  $2,108.4       $2,044.3
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short term borrowings and current
    portion of long-term debt                 $   48.5       $   49.3
  Accounts payable                               157.0          189.8
  Accrued expenses                               328.6          348.1
  Income taxes payable                            96.1           77.8
                                              --------       --------
  Total current liabilities                      630.2          665.0

Long-term debt                                   124.1          416.3
Other non-current liabilities                     66.0           62.2
                                              --------       --------
  Total liabilities                              820.3        1,143.5
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    86.5           84.5
  Additional paid-in capital                   1,313.2        1,253.1
  Retained deficit                              (295.0)        (434.1)
  Accumulated other comprehensive
    income(loss)                                 183.4           (2.7)
                                              --------       --------
  Total shareholders' equity                   1,288.1          900.8
                                              --------       --------
Total liabilities and shareholders' equity    $2,108.4       $2,044.3
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)                                       Six Months Ended
                                                  --------------------
                                                  Nov. 28,     Nov. 29,
                                                    1999         1998
                                                  -------      -------
Cash flows from operating activities:
Net income(loss)                                  $ 139.1      $(199.2)
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     137.7        187.4
  (Gain)loss on investments                         (48.4)         0.1
  Tax benefit associated with stock options            -           0.4
  Loss on disposal of equipment                       5.0         35.5
  Non-cash special items                            (29.9)        12.5
  Other, net                                          2.9         (1.4)
  Changes in certain assets and liabilities, net:
    Receivables                                     (42.0)         2.5
    Inventories                                     (21.7)       104.2
    Other current assets                             (4.6)        28.1
    Accounts payable and accrued expenses           (60.5)       (31.2)
    Income taxes payable                             18.3        (32.2)
    Other liabilities                                 3.8          0.3
                                                  -------      -------
Net cash provided by operating activities            99.7        107.0
                                                  -------      -------
Cash flows from investing activities:
Purchase of property, plant and equipment           (58.7)      (156.1)
Sale of equipment                                     8.1           -
Sale and maturity of marketable investments         137.0         73.3
Purchase of marketable investments                  (89.0)       (64.7)
Sale of investments                                  52.2          0.1
Disposition of Cyrix PC processor business           70.0           -
Purchase of investments and other, net                2.2         (5.9)
                                                  -------      -------
Net cash provided by (used by)
  investing activities                              121.8       (153.3)
                                                  -------      -------
Cash flows from financing activities:
Proceeds from bank borrowing                           -          10.0
Redemption of 6.5% convertible subordinated notes  (265.8)          -
Repayment of debt                                   (22.1)       (16.3)
Issuance of common stock, net                        50.5         12.9
                                                  -------      -------
Net cash provided by (used by)
  financing activities                             (237.4)         6.6
                                                  -------      -------
Net change in cash and cash equivalents             (15.9)       (39.7)
Cash and cash equivalents at beginning of period    418.7        460.8
                                                  -------      -------
Cash and cash equivalents at end of period        $ 402.8      $ 421.1
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

Earnings Per Share:
For all periods presented, there were no adjustments to net income(loss) reported in the condensed consolidated statements of operations for determining net income(loss) used for basic and diluted earnings per share. A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                             Three Months Ended       Six Months Ended
                            --------------------    --------------------
                             Nov. 28,  Nov. 29,     Nov. 28,    Nov. 29,
(in millions)                  1999      1998         1999        1998
                             -------   --------     --------    --------
Number of shares:

Weighted average common
  shares outstanding used for
  basic earnings per share     172.2      166.6        171.3       166.2

Effect of dilutive
  securities:

  Stock options                 17.3         -          16.2          -
                             -------   --------     --------    --------
Weighted average common
  and potential common shares
  outstanding used for
  diluted earnings per share   189.5      166.6        187.5       166.2
                             =======   ========     ========    ========

As of November 28, 1999 and November 29, 1998, there were options outstanding to purchase 0.5 million shares of the Company's common stock with a weighted-average exercise price of $35.10 and 29.9 million shares of the Company's common stock with a weighted average exercise price of $15.29, respectively, which could potentially dilute basic earnings per share in the future. These options were not included in the computation of diluted earnings per share as their effect was antidilutive.

Comprehensive Income:
The components of accumulated other comprehensive income (loss) net of tax, were:

                                                    Nov. 28,     May 30,
(in millions)                                        1999         1999
                                                    -------     --------
Unrealized gain on available-for-sale
  securities, net of tax                           $ 208.4      $  22.3
Minimum pension liability                            (25.0)       (25.0)
                                                   -------      -------
                                                   $ 183.4      $  (2.7)
                                                   =======      =======

Note 2.  Consolidated Financial Statement Detail

The components of inventories were:
                                                   Nov. 28,     May 30,
(in millions)                                       1999         1999
                                                   -------     --------

Raw materials                                      $  13.1     $  13.0
Work in process                                      103.0        81.0
Finished goods                                        41.5        47.3
                                                   -------     -------
     Total inventories                             $ 157.6     $ 141.3
                                                   =======     =======

Components of interest income(expense),
  net and other income(expense), net were:

                                  Three Months Ended    Six Months Ended
                                 ------------------   ------------------
                                 Nov. 28,  Nov. 29,   Nov. 28,  Nov. 29,
(in millions)                      1999      1998       1999      1998
                                 --------  --------   --------  --------
Interest income(expense)
------------------------
Interest income                  $   7.6   $   6.5    $  13.5   $  13.5
Interest expense                    (6.0)     (6.8)     (13.3)    (13.7)
                                 --------  --------   --------  --------
  Interest income(expense), net  $   1.6   $  (0.3)   $   0.2   $  (0.2)
                                 ========  ========   ========  ========

Other income(expense)
---------------------
Net intellectual property income $   0.1   $   0.1    $   6.9   $   0.4
Gain(loss)on investments, net        0.1      (0.1)      48.5      (0.1)
Other                                 -       (8.3)       1.8      (8.3)
                                 --------  --------   --------  --------
  Total other income
   (expense), net$                   0.2   $  (8.3)   $  57.2   $  (8.0)
                                 ========  ========   ========  ========

Note 3.  Statement of Cash Flow Information
                                                     Six Months Ended
                                                   --------------------
                                                   Nov. 28,     Nov. 29,
(in millions)                                       1999         1998
                                                   -------      -------
Supplemental Disclosure of Cash Flow
  Information
Cash paid(refunded) for:
    Interest                                       $  16.5     $  14.1
    Income taxes                                   $ (11.0)    $ (42.2)
    Interest on tax settlements                    $    -      $   2.9

Supplemental Schedule of Noncash Investing
  and Financing Activities
  Issuance of stock for employee benefit plans     $   0.3     $   1.3
  Issuance of restricted stock                     $   0.9     $   0.7
  Issuance of common stock in connection with the
    settlement of a promissory note                $   5.0     $    -
  Issuance of common stock in connection with the
    conversion of subordinated notes               $   0.1     $    -

Note 4.  Restructuring of Operations:

In connection with the restructuring actions announced in fiscal 1999, the Company paid $19.0 million in severance to terminated employees during the first six months ended November 28, 1999. Payment was made to 156 employees terminated in the worldwide workforce reduction action, 236 employees terminated in connection with the closure of the Company's 8-inch development wafer fabrication facility located in Santa Clara, California and 364 employees terminated in connection with the Company's decision to exit the PC processor business. In connection with the sale of the PC processor business (discussed in the following paragraph), 103 of these terminated employees were hired by VIA Technologies, Inc. ("VIA"). The Company also paid $3.7 million for other exit-related costs during the same period primarily related to the closure activity of the Santa Clara wafer fabrication facility.

In September 1999, the Company completed the sale of the assets of the PC processor business to VIA, a Taiwanese company. The sale included the Company's MII x86 compatible processor and successor products. National retained the integrated Media GX processor, which forms the core of the Company's new Geode family of solutions for the information appliance market. Assets sold included inventories, land, buildings, and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC processor-related manufacturing assets in Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to National for certain employee retention costs incurred by the Company solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. The Company received cash of $70.0 million upon the close of the transaction and the remaining $5.0 million in December 1999. The Company recorded a gain on the sale of $26.8 million in the second quarter of fiscal 2000.

As part of the final processor sale arrangement, the Company may also receive future royalties of up to $92.0 million, which are to be earned based on future sales of products by VIA under the terms of a separate licensing agreement. These royalties will be accounted for in current operating results if and when they are earned. To date, no royalties have been recorded by the Company.

In September 1999, the Company also announced it would retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. As a result, the Company recorded a $3.1 million reduction to its restructure reserve related to a penalty that the Company is no longer expected to incur. The Company will continue to consolidate its manufacturing lines in Greenock as previously planned by closing the 4-inch wafer fabrication facility and transferring products and processes to the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. In connection with the closure of the 4-inch wafer fabrication facility, the Company paid $3.8 million in severance to 193 terminated employees during the first six months ended November 28, 1999. The Company currently expects the remainder of employee terminations resulting from the facility closure to be completed in the fourth quarter of fiscal 2000. All other actions associated with the closure of the 4-inch wafer fabrication facility are also expected to be completed by spring, a slippage of approximately six months from the original timetable.

Included in accrued liabilities at November 28, 1999, is $49.8 million related to severance and other exit costs for restructuring actions, as discussed in the previous paragraphs, that were not yet completed as of the end of the second quarter. The timing of actual departure of employees and payment of severance may occur in different accounting periods due to minimum notification periods prior to the effective date of termination. Severance is generally paid on the effective date of termination.

Note 5.  Segment Information:

The following table presents information related to the Company's reportable segments:

                          Information   Cyrix                    Total
                  Analog   Appliance   Business   All   Elimin- Consoli-
                  Group      Group      Unit    Others  ations   dated
                 -------  ----------  -------  -------  ------  -------
Three months ended November 28, 1999:
Sales to
unaffiliated
customers       $368.8   $  59.5     $   -    $ 85.6  $   -     $ 513.9
Inter-segment
     sales          -        0.1         -        -     (0.1)        -
                ------    ------     ------   ------   ------    ------
Net sales       $368.8   $  59.6     $   -    $ 85.6  $ (0.1)   $ 513.9
                ======    ======     ======   ======   ======    ======
Segment income
(loss)before
income taxes
and extraordinary
item            $106.8   $ (24.6)    $   -    $ 21.8            $ 104.0
                ======   =======     ======   ======             ======

Three months ended November 29, 1998:
Sales to
unaffiliated
customers       $281.7   $  58.1     $ 67.2   $103.1  $   -     $ 510.1
Inter-segment
     sales          -        0.1         -        -     (0.1)        -
                ------    -------    ------   -------  ------   -------
Net sales       $281.7   $  58.2     $ 67.2    103.1  $ (0.1)   $ 510.1
                ======    =======    ======   =======  ======   =======
Segment income
(loss) before
income taxes
and extraordinary
item            $  9.4   $ (44.1)    $ (9.7)  $(81.5)           $(125.9)
                ======    =======    ======   =======           =======

                          Information   Cyrix                    Total
                  Analog   Appliance   Business   All   Elimin- Consoli-
                  Group      Group      Unit    Others  ations   dated
                 -------  ----------  -------  -------  ------  -------
Six months ended November 28, 1999:
Sales to
unaffiliated
customers       $702.2   $ 111.5     $ 18.6   $163.4  $   -     $ 995.7
Inter-segment
     sales          -        0.2         -        -     (0.2)        -
                ------    ------     ------   ------   ------    ------
Net sales       $702.2   $ 111.7     $ 18.6   $163.4  $ (0.2)   $ 995.7
                ======    ======     ======   ======   ======    ======
Segment income
(loss)before
income taxes
and extraordinary
items           $189.3   $ (53.8)    $(22.6)  $ 40.7            $ 153.6
                ======    ======     ======   ======             ======

Six months ended November 29, 1998:
Sales to
unaffiliated
customers       $555.5   $ 110.7     $101.5   $212.0  $   -     $ 979.7
Inter-segment
     sales          -        0.2         -        -     (0.2)        -
                ------    -------    ------   -------  ------   -------
Net sales       $555.5   $ 110.9     $101.5    212.0  $ (0.2)   $ 979.7
                ======    =======    ======   =======  ======   =======
Segment loss
before income
taxes and
extraordinary
item            $(19.5)  $(110.0)    $(45.7)  $(90.4)           $(265.6)
                ======    =======    ======   =======           =======


The measurement of segment income(loss) before income taxes and extraordinary item includes an allocation of depreciation expense for the Company's shared manufacturing facilities contained in each segment's product standard cost. For fiscal 1999, segment income(loss) before income taxes of each reportable segment include allocations of expenses associated with the Company's manufacturing facility in Maine, expenses associated with activity of the development wafer fabrication facility in Santa Clara, and expenses incurred at corporate headquarters. For fiscal 2000, these expenses and amounts allocated to segments, are significantly lower as a result of the restructuring and other actions the Company announced in May 1999.

Note 6.  Extraordinary Loss on Early Extinguishment of Debt:

On November 12, 1999, the Company paid $265.8 million from its existing cash balance to redeem substantially all of the outstanding amounts related to its $258.8 million, 6.5 percent convertible subordinated notes due 2002 ("Notes"). Pursuant to the terms of the Note Indenture, the Notes were redeemed at a price of 102.786 percent of the principal amount. Holders of the Notes also received accrued interest through November 11, 1999. In connection with the redemption, the Company recorded a $6.8 million extraordinary loss, net of income taxes of $0.4 million, in the second quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
The Company recorded net sales of $513.9 million and $995.7 million for the second quarter and first six months of fiscal 2000, respectively. This represents a 0.7 percent and a 1.6 percent increase from net sales of $510.1 million and $979.7 million, respectively, for the same periods of fiscal 1999. This growth was primarily attributable to continued improvement in market conditions for the semiconductor industry. The Company experienced better than expected growth in new orders throughout the second quarter for all regions, led by strong order increases in the Asia Pacific region and Japan.

Net income of $92.0 million and $139.1 million was recorded for the second quarter and first six months of fiscal 2000, respectively, compared to net loss of $94.4 million and $199.2 million for the same periods of fiscal 1999. The improvement in operating results reflects the Company's decision to exit the Cyrix PC processor business, growth in sales of non-PC processor products and benefits of cost reduction actions that were announced in May 1999. Sales growth excluding the PC processor products was 16 percent and 11 percent for the second quarter and first six months of fiscal 2000, respectively, over sales for the comparable fiscal 1999 periods, led by sales for analog products.

In September 1999, the Company completed the sale of the assets of the PC processor business to VIA, a Taiwanese company. Net income for the second quarter and first six months of fiscal 2000 included a $26.8 million pretax gain from this sale. Also included in net income for the second quarter and first six months of fiscal 2000 was a $3.1 million pretax special gain and an extraordinary loss of $6.8 million (net of taxes of $0.4 million). The special gain arose from the reduction of the restructure reserve associated with the Company's Greenock operations (see Note 4 to the condensed consolidated financial statements). The extraordinary loss was recorded in connection with the redemption of the Company's 6.5 percent convertible subordinated notes due 2002 (see Note 6 to the condensed consolidated financial statements). Net income for the first six months of fiscal 2000 also included a $48.4 million pretax gain from the sale of Fairchild Semiconductor ("Fairchild") stock held by the Company, as part of Fairchild's initial public offering in August 1999. Pretax special items included in the comparable quarter and first six months of fiscal 1999 included a $21.3 million charge for restructure actions related to the consolidation of the Company's wafer manufacturing operations in Greenock, Scotland. This charge was partially offset by an $8.8 million reduction of reserves related to certain prior restructure actions, which were substantially completed during the same period. In the second quarter of fiscal 1999, the Company also recorded a charge of $48.6 million in cost of sales associated with the termination of a wafer manufacturing and marketing agreement between Cyrix and IBM.

Sales
The following discussion is based on the Company's operating segments described in Note 12 of the Annual Report on Form 10-K for the year ended May 30, 1999.

The increase in overall sales was a result of significantly higher volumes, which more than offset lower average selling prices across the Company's product offerings. The Analog Group, whose sales now represent 72 percent of the Company's total sales, drove the growth in sales. Sales for analog products grew 31 percent and 26 percent in the second quarter and first six months of fiscal 2000, respectively, over sales for the same periods of fiscal 1999. Unit volume increases exceeded 60 percent in both the second quarter and first six months of fiscal 2000 over last year's comparable periods, but were partially offset by lower average selling prices caused by ongoing price erosion as well as a changing mix of products. For the second quarter of fiscal 2000, analog sales were particularly strong in the wireless cellular markets, led by application-specific wireless, amplifier and power management products, which grew 103 percent, 75 percent and 53 percent, respectively.

Sales for the Information Appliance Group, excluding the Cyrix personal computer ("PC") processor unit, grew slightly by 2 percent in the second quarter over sales for the same quarter in fiscal 1999, while remaining relatively flat year over year for the first six months. Despite a unit volume increase, average selling prices were eroded by strong competition and efforts to gain market share, as the group focused on information appliance partners in the set-top box, webpad and thin client markets. This represents a shift from fiscal 1999, when PC-related markets were the Company's focus for information appliances. Network product sales declined in the second quarter and first six months of fiscal 2000 by 22 percent and 20 percent, respectively, from the same periods in fiscal 1999. Although the Company introduced new products employing new digital signal processing technology in the second quarter of fiscal 2000, minimal shipments of these new products and decreasing demand for mature ethernet products caused the decline. The decrease in unit shipments more than offset marginal increases in average selling prices for network products.

Gross Margin
Gross margin as a percentage of sales improved to 45.2 percent and 41.9 percent, respectively, in the second quarter and first half of fiscal 2000, respectively, compared to 18.2 percent and 15.1 percent in the same periods of fiscal 1999. Excluding the effect of the charge related to the IBM contract termination, gross margin for the second quarter and first six months of fiscal 1999 was 27.8 percent and 20.1 percent, respectively. The increase in gross margin was driven primarily by a change in product mix, as PC processor sales were replaced by analog product sales, and increased factory utilization, particularly at the Arlington and Greenock manufacturing facilities. Wafer fabrication capacity utilization for the second quarter reached 74 percent compared to 62 percent for the same period in fiscal 1999. Capacity utilization for the current quarter included lower activity in Maine due to the decision to exit the PC processor business. This compares to the second quarter of fiscal 1999, when capacity utilization at Maine was higher due to the ramp-up of production activity beginning in that quarter. Excluding the effect of Maine, wafer fabrication capacity utilization was 86 percent for the second quarter of fiscal 2000 compared to 55 percent for the same quarter of last year. A significant decrease in depreciation expense also contributed to gross margin improvement. The decrease in depreciation was a result of impairment losses recorded in May 1999 on capital assets in Maine.

Research and Development
Research and Development ("R&D") expenses in the second quarter and first six months of fiscal 2000 declined 25 percent and 15 percent, respectively, from R&D expenses for the comparable periods of fiscal 1999. The Company's exit from the PC processor business has reduced R&D spending for product development, as well as the underlying advanced CMOS process development spending. Meanwhile, the Company continues to invest resources to develop new cores and integrate those cores with the Company's other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. The Company also continues to invest in the development of new analog and mixed-signal technology-based products for applications in the personal systems, communications and consumer markets, as well as in the process technologies needed to support those products. Through the first six months of fiscal 2000, the Company devoted approximately 25 percent of its R&D effort towards the development of process technology and 75 percent towards new product development. In absolute terms, this represents a decrease of 61 percent in spending for process technology, while spending for product development remained relatively flat. The shift in spending reflects management's decision to realign its strategic research development programs to focus on its analog and information appliance businesses.

Selling, General and Administrative
Selling, general and administrative ("SG&A") expenses in the second quarter and first six months of fiscal 2000 decreased 12 percent and 4 percent, respectively, over SG&A expenses for the same periods of fiscal 1999. The reduction in expenses, particularly beginning in the second quarter of fiscal 2000, reflects the benefits achieved from the cost reduction actions announced in May 1999. These cost savings were partially offset by an increase in payroll and employee benefit expenses. For the year-to-date comparatives, SG&A expenses included recoveries in the first quarter of fiscal 1999 derived from service fees paid by Fairchild under the transition services agreement entered into when the Company completed its disposition of Fairchild. Since that agreement terminated during fiscal 1999, there was no such recovery reflected in SG&A expenses for the fiscal 2000 periods presented in the financial statements.

Restructuring of Operations
In connection with its decision to exit the PC processor business, the Company completed the sale of the assets of that business to VIA in September 1999. The Company also announced that it would retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. As a result of this decision, the Company recorded a $3.1 million reduction to its restructure reserve related to the original plan of action. For more complete information related to these actions, see Note 4 to the Condensed Consolidated Financial Statements.

Interest Income and Interest Expense
Net interest income was $1.6 million and $0.2 million for the second quarter and first six months of fiscal 2000, respectively, while the Company incurred net interest expense of $0.3 million and $0.2 million for the comparable periods of fiscal 1999. Higher interest rates provided greater interest earnings on lower cash balances in the second quarter and first six months of fiscal 2000 compared to the same periods of fiscal 1999. The increase in interest income more than offset lesser interest expense on lower average debt balances. Interest expense decreased in the quarter and year-to-date periods of fiscal 2000 despite the effect of the capitalization of $0.4 million of interest associated with capital expansion projects in fiscal 1999. The decrease in interest expense was mainly attributable to the redemption of the Company's $258.8 million convertible subordinated notes, which were repaid in November 1999.

Other Income/Expense, Net
Other income, net was $0.2 million and $57.2 million for the second quarter and first six months of fiscal 2000, respectively, compared to other expense of $8.3 million and $8.0 million for the same periods of fiscal 1999. Other income, net for the second quarter of fiscal 2000 included $0.1 million of net intellectual property income and a $0.1 million gain on the sale of investments. This compares to other expense, net for the second quarter of fiscal 1999, which included a $7.0 million settlement of intellectual property rights. Other items included in that period were a $1.7 million net loss on equity investment attributable to the write-down of an investment to net realizable value that offset a $0.3 million gain on the sale of technology and $0.1 million from net intellectual property income. In addition to the items previously described for the second quarter of fiscal 2000, other income, net for the first six months of fiscal 2000 included a gain of $48.4 million from the sale of a portion of the Company's investment in Fairchild stock. Also included for the same period was an additional $6.8 million of net intellectual property income primarily related to two separate licensing agreements and other miscellaneous income of $1.8 million. This compares to other expense, net for the first six months of fiscal 1999, which included an additional $0.3 million of net intellectual property income in addition to the items previously described for the second quarter of fiscal 1999.

Income Tax Provision/Benefit
The Company recorded income tax expense of $5.6 million and $8.1 million, respectively, in the second quarter and first half of fiscal 2000. This compares to an income tax benefit of $31.5 million and $66.4 million for the comparable periods in fiscal 1999. For the first half of fiscal 2000 the Company's effective tax rate is 5 percent, primarily representing foreign income tax expense.

Financial Condition
During the first six months of fiscal 2000, cash and cash equivalents decreased by $15.9 million compared to a $39.7 million decrease for the first six months of fiscal 1999. The primary factor contributing to the decrease for fiscal 2000 was payment of $265.8 million to redeem the Company's 6.5 percent convertible subordinated notes, offset by cash flows generated from operating activities of $99.7 million and investing activities of $121.8 million as described further in the following paragraphs.

Cash provided by operating activities was $99.7 million in the first six months of fiscal 2000, compared to $107.0 million generated in the comparable period of fiscal 1999. Although operating cash was positively affected by net income earned in the first six months of fiscal 2000, it was negatively impacted by a decrease in working capital. The decrease in working capital was attributable to increases in receivables and inventories, compared to a significant decrease of inventories in the first half of fiscal 1999.

The Company's investing activities generated $121.8 million of cash for the first six months of fiscal 2000, compared to a usage of cash in the comparable period of fiscal 1999 of $153.3 million. Proceeds of $52.2 million from the sale of Fairchild stock and $70.0 million from the sale of the Cyrix PC processor business were the primary contributors to cash generated from investing activities for fiscal 2000. Cash used in investing activities in the comparable period of fiscal 1999 was primarily attributable to the Company's investment in property, plant and equipment of $156.1 million. In fiscal 2000, investment in property, plant and equipment of $58.7 million was offset by net cash generated from the Company's short-term investments.

The Company's financing activities used $237.4 million of cash in the first six months of fiscal 2000, compared to $6.6 million of cash provided by financing activities in the comparable period of fiscal 1999. In addition to the effect from the redemption of the 6.5 percent convertible subordinated notes, the Company repaid $22.1 million of general debt and received $50.5 million from the issuance of common stock under employee benefit plans. In the first half of fiscal 1999 the Company received $12.9 million from the issuance of common stock under employee benefit plans and $10.0 million from a bank borrowing, while it repaid $16.3 million of general debt.

The significant increase in other assets and accumulated other comprehensive income was attributable to an unrealized gain related mostly to the Company's remaining investment in Fairchild stock.

Although management foresees continued significant cash outlays for plant and equipment through fiscal 2000, the expenditure level is expected to be lower than the fiscal 1999 level of $300 million. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2000 capital investments.

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

Market conditions for the semiconductor industry continued to improve throughout the second quarter of fiscal 2000. The Company experienced better than expected growth in new orders, which resulted in overall growth in sales. The analog business was especially healthy, particularly in the cellular markets where sales for amplifier, power management and application-specific wireless products were strong. Although the Company believes this trend will continue through fiscal 2000, it is possible that this is only temporary. Unless new orders continue to improve, the Company may be unable to attain the level of revenue growth expected for the remainder of fiscal 2000 and operating results will be unfavorably affected. As the Company shifts its product focus toward consumer markets for mobile phone handsets, personal computers and peripherals and information appliance products, seasonality will also have a greater impact on sales. In the fiscal third quarter, new orders typically drop off reflecting slower post holiday season activity. Although the Company expects to experience some seasonal slowdown in order rates in its third quarter, it believes it will still achieve sales growth over the second quarter of fiscal 2000 based on orders already in place.

In connection with the sale of the Cyrix PC processor business to VIA, National and VIA entered into a manufacturing agreement whereby National will serve as the manufacturing partner for VIA's chipsets for x86 processor based computers. This arrangement is expected, in part, to improve the capacity utilization in the Company's 8-inch wafer manufacturing facility in South Portland, Maine, which had been negatively impacted as a result of the decision to exit the Cyrix PC processor business. While the Company continues to be receptive to any potential investor with interest to buy a majority interest in the Maine manufacturing facility, it also plans to steadily increase manufacturing activity at that plant from both manufacturing for its own needs and third party foundry business. The Company has also announced it will retain full ownership of the wafer manufacturing facility in Greenock, Scotland and has increased production activity there to meet the increased demand for certain analog integrated circuit products resulting from improved market conditions. Future demand may not be sufficient to fill the capacity at these manufacturing facilities, leaving future gross margin unfavorably affected. The Company currently expects to complete all actions associated with the closure of the 4-inch wafer fabrication facility in Greenock by spring 2000. Until the closure is completed, the Company will be unable to fully benefit from the impact of the related manufacturing cost reductions. Therefore, the Company may be unable to achieve the gross margin level expected for the remainder of fiscal 2000.

In December 1999, the Company announced that it purchased Algorex, Inc, a provider of high-performance digital signal processing products, architecture and software for wireless communications systems. The acquisition will be accounted for using the purchase method with a purchase price of $21.5 million. In connection with the acquisition, a certain portion of the purchase price will be expensed as in-process R&D in the third quarter of fiscal 2000.

Year 2000 Readiness Program
The following provides a year 2000 update and supplements the discussion included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

Through the first week of calendar year 2000, the Company completed the transition from calendar year 1999 to 2000 with no reported significant impact to the Company's operations. The Company will continue to evaluate year 2000 related exposures at its suppliers and customers over the next several weeks. The Company will also continue to monitor its systems, facilities and products to ensure that latent defects do not manifest themselves over the next few months. Such follow-up will be encompassed into normal monitoring of Company performance.

Year 2000 project costs and resource consumption are estimated at $20 million, of which approximately $19 million had been incurred through the second quarter of fiscal year 2000. Approximately 40 percent of costs were related to internal staff costs with the remaining 60 percent for hardware and software upgrade costs that were incremental to ongoing operating expenses. Monitoring costs past January 1, 2000 are not expected to be significant.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended May 30, 1999 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 22 of the Company's Annual Report on Form 10-K for the year ended May 30, 1999.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------

There have been no material developments in the legal proceedings reported in Item 3 in the Company's Annual Report on Form 10-K for the year ended May 30, 1999.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

(a)   The Registrant's Annual Meeting was held on September 24, 1999.

(b)   The following directors were elected at the Meeting:

                                                             AUTHORITY
        DIRECTOR                             FOR              WITHHELD
        --------                             ---             ---------
     Brian L. Halla                      148,719,036         3,612,899
     Gary P. Arnold                      149,144,615         3,187,320
     Robert J. Frankenburg               148,966,299         3,365,636
     E. Floyd Kvamme                     148,387,697         3,944,238
     Modesto A. Maidique                 145,836,972         6,494,963
     Edward R. McCracken                 149,131,444         3,200,491
     Donald E. Weeden                    149,144,521         3,187,414

(c)   The following matters were voted upon at the Meeting:

      (i) On a proposal to approve the addition of 5,000,000 shares of Common Stock to the Employees Stock Purchase Plan:

     FOR: 212,560,639     AGAINST: 30,060,589      ABSTAIN: 710,707
     ----------------     -------------------      ----------------

      (ii) On a proposal to approve the criteria for the goals for the Executive Officer Incentive Plan:

     FOR: 145,543,986     AGAINST: 5,787,738       ABSTAIN: 1,000,211
     ----------------     ------------------       ------------------

      (iii) On a proposal to approve an amendment to the Director Stock Option Plan to increase the annual grants to 10,000 shares:

     FOR: 99,908,444      AGAINST: 51,343,827      ABSTAIN: 1,079,664
     ---------------      -------------------      ------------------

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


10.1 National Semiconductor Corporation Benefit Restoration Plan, as Amended through January 1, 2000

Financial Data Schedule

(b)   Reports on Form 8-K

A report on form 8-K was filed September 17, 1999 announcing the sale of assets of the Company's Cyrix personal computer ("PC") processor business to VIA. The sale included the Company's MII x86 compatible processor and successor products. The Company retained the integrated Media GX processor, which forms the core of the Company's new Geode family of solutions for the information appliance market. Total proceeds from the transaction were $75.0 million, of which $8.2 million represented reimbursement to the Company for certain employee retention costs that were incurred by the Company solely as a result of closing the sale. The remaining $66.8 million represented payment for the assets sold. The Company received cash of $70.0 million upon the closing of the transaction, with the remaining $5.0 million received in December 1999. The Company recorded a $26.8 million gain on the sale in the second quarter of fiscal 2000.

The following unaudited pro forma financial statements were included in the report:
      (a) Unaudited Pro Forma Condensed Consolidated Balance Sheet as of May 30, 1999.
      (b) Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended May 30, 1999.

The unaudited pro forma financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on form 10-K for the year ended May 30, 1999.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     NATIONAL SEMICONDUCTOR CORPORATION



Date:  January 11, 2000              /s/ Lewis Chew
                                     ----------------------------------
                                     Lewis Chew
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

                   NATIONAL SEMICONDUCTOR CORPORATION
                        BENEFIT RESTORATION PLAN
                             PLAN DOCUMENT
                   As Amended through January 1, 2000

BENEFIT RESTORATION  PLAN - PLAN  DOCUMENT
As Amended through January 1, 2000

THIS BENEFIT RESTORATION PLAN ("Plan") originally adopted by National Semiconductor Corporation, a corporation organized and existing under the laws of the State of Delaware, (hereinafter referred to as the "Employer") effective as of June 1, 1992, as hereby amended effective as of January 1, 2000:

WITNESSETH:

WHEREAS, the Employer desires to establish a benefit restoration income plan for the exclusive benefit of certain participants in the National Semiconductor Corporation Retirement and Savings Program ("RASP") so as to reward them for their loyal and faithful service to the Employer and to aid them in increasing their economic security by providing additional funds at retirement with respect to those benefits that are reduced because of the limitations of sections 401(a)(17), 402(g), 401(k) and 415 of the Internal Revenue Code of 1986; and

WHEREAS, the Employer has been authorized by its Board of Directors to adopt this Plan in order to provide for the benefits specified;

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

1.06 "Benefits" shall mean the value of the Participant's Account as credited to the investment options selected by the Participant from among the options authorized by the Committee from time to time under the Plan as reflected in the records of the Participants Accounts as described in Sections 3.05 and 3.06.

1.07   "Board" shall mean the Board of Directors of National
       Semiconductor Corporation.

1.08   "Code" shall mean the Internal Revenue Code of 1986, as amended.

1.09   "Committee" shall mean The Retirement and Savings Program
       Administrative Committee, as determined by the Board.

1.10 "Compensation" shall mean Compensation as defined in the RASP without giving any effect to the limitations imposed by Section 401(a)(17) of the Code, as now or hereafter in effect.

1.11 "Elected Contribution" shall mean the amount the Participant agrees to defer under this Plan pursuant to procedures established by the Committee up to the maximum permitted deferral pursuant to Section 3.03 of the Plan.

1.12   "Employer" shall mean National Semiconductor Corporation.

1.13 "Interest" shall mean the rate for long-term A-rated corporate bonds, reported by the investment banking firm of Salomon Brothers of New York City (or such other investment banking firm as the Committee may specify) during the first week of each Plan Year. Until January 1, 2000, the interest rate will be reset at the beginning of each Plan Year. Effective January 1, 2000, an Interest rate shall no longer be credited to the Participant's Accounts but the Participant shall be entitled to his Benefits as defined herein.

1.14 "Participant" shall mean an employee of the Employer participating in the RASP, who satisfies the eligibility requirements of Section 2.01 of the Plan and such other conditions that are established from time to time by the Committee, including a condition relating to the amount of the employee's basic compensation or regular rate of compensation for the Plan Year.

1.15 "Plan" shall mean the National Semiconductor Corporation Benefit Restoration Plan, as amended from time to time.

1.16 "Plan Year" shall mean the twelve consecutive month period ending on the last fiscal day of the Employer's fiscal year and in which period the records of this Plan are kept.

1.17   "RASP" shall mean the National Semiconductor Corporation
       Retirement and Savings Program.

1.18 Capitalized Terms not defined herein shall have the meaning attributed to them in the RASP.

ARTICLE II
Eligibility

2.01   Eligibility

A Participant shall be eligible to receive an Annual Profit Sharing Restoration Amount in any Plan Year in which he qualifies for an allocation of the Employer's Annual Profit Sharing Contribution under the RASP but the amount of the benefit to which he is entitled is reduced by reason of the application of the limitations set forth in Sections 401(a)(17) or 415(c)(1)(A) of the Code. A Participant shall be eligible to receive an Annual Savings Restoration Amount in any Plan Year in which he makes the maximum permitted deferral under the RASP, as determined by the Committee, and his Compensation is in excess of an amount determined by the Committee for such Plan Year. A Participant shall be eligible to receive an Annual Matching Restoration Amount in any Plan Year in which his Compensation exceeds the limitations set forth in Section 401(a)(17) of the Code and he elects to defer at least 6% of his Compensation under Section 5.02 A. of the RASP.

2.02   Enrollment

An eligible individual is automatically enrolled in the Annual Profit Sharing Restoration Amount portion of this Plan.

Eligible Participants may enroll in the Plan for purposes of the Annual Savings Restoration Amount by November 30, or other date that is specified by the Committee ("enrollment date") prior to the end of the calendar year of any year, to be effective as of January 1, of the next succeeding calendar year, by using the telephone response system established for this purpose.

Once a Participant has enrolled in the Plan the election made by the Participant shall remain in effect until the Participant modifies or revokes his election. Any modification or revocation by the Participant must be made by the enrollment date of the calendar year preceding the effective date of such modification or revocation. An employee who becomes eligible after an enrollment date will be required to wait until the next enrollment date to participate in the Annual Savings Restoration Amount portion of the Plan.

ARTICLE III
Benefits

3.01   Benefits

The maximum Benefits under this Plan to which an eligible Participant shall be entitled shall be equal to the sum of the vested Annual Profit Sharing Restoration Amount, the Annual Savings Restoration Amount, and the Annual Matching Restoration Amount, plus earnings and losses credited to the Participant's Accounts in accordance with Sections 3.05 and 3.06.

3.02   Annual Profit Sharing Restoration Amount

The Annual Profit Sharing Restoration Amount to which an eligible
Participant shall be entitled shall be an amount equal to the difference, if any, between (a) and (b) below:

       (a) The amount of the Employer's Annual Profit Sharing Contribution, which would have been allocated to a Participant under the RASP if the Annual Profit Sharing Contribution were determined pursuant to Section 5.01 B.3. of the RASP and the allocation were determined pursuant to
             Section 6.03 A. of the RASP without giving any effect to the limitations imposed by Sections 401(a)(17) and 415 of the Code, as now or hereafter in effect; less

       (b)   The amount of the Employer's Annual Profit Sharing
             Contribution allocated to the Participant under the RASP.

3.03   Annual Savings Restoration Amount

The maximum Annual Savings Restoration Amount from which an eligible Participant may make an Elected Contribution shall be equal to 30% of the Participant's Compensation beginning as of the pay date immediately following the pay date in which the Participant makes the maximum contributions to the RASP permitted under Section 402(g) of the Code. The Participant may elect any whole percentage of such Compensation between 0% and 30%. The Participant's Annual Savings Restoration Amount shall be equal to the Participant's Elected Contribution.

3.04   Annual Matching Restoration Amount

The Annual Matching Restoration Amount to which an eligible Participant shall be entitled shall be an amount equal to the difference, if any, between (a) and (b) below:

       (a) The lesser of (1) 6% of the Participant's Compensation, without giving any effect to the limitations imposed by
             Section 401(a)(17) of the Code, as now or hereafter in effect, or (2) the limit imposed by Section 402(g) of the Code; and

       (b) 6% of the Participant's Compensation as limited by Section 401(a)(17) of the Code,

multiplied by 50%, or any other percentage as the Board may determine for a given Plan Year under Section 5.03 of the RASP. Notwithstanding the foregoing, to the extent that the matching contribution that would otherwise be made on behalf of a Participant under Section 5.03 of the RASP is reduced in accordance with the requirements of Section 401(m) of the Code, such Participant's Annual Matching Restoration Amount shall be likewise limited in accordance with rules established by the Committee.

3.05   Participant's Account

The Employer shall create and maintain adequate records to reflect the interest of each Participant in the Plan. Such records shall be in the form of individual Accounts. When appropriate, a Participant's Account shall consist of a profit sharing restoration subaccount, a savings restoration subaccount, and a matching restoration subaccount. Such Accounts shall be kept for recordkeeping purposes only. Any Accounts maintained in trust by the Employer shall not be construed as providing for assets to be held in trust or escrow or any other form of asset segregation for the Participant or Beneficiary to whom benefits are to be paid pursuant to the terms of the Plan.

3.06   Allocation to Participant Account

The Participant's Annual Savings Restoration Amount shall be credited to the Participant's Account as of the pay date such amount would have been paid to such Participant as remuneration for services, and the Participant's Annual Profit Sharing Restoration Amount and Annual Matching Restoration Amount shall be credited to the Participant's Account as of the last day of a Plan Year. The Participant's balance in his Account shall be credited with Interest at such times and in such manner as determined in the sole discretion of the Committee. Effective January 1, 2000, each Participant may advise the Committee in accordance with procedures established by the Committee, on how he wishes his Accounts to be allocated among the investment options authorized by the Committee and such Participant's Accounts shall be credited with earnings and losses at such time and in such manner as determined in the sole discretion of the Committee and shall reflect the allocation of investments made thereunder. The Participant may change his investment allocation in accordance with procedures established by the Committee. Notwithstanding the foregoing, the Committee reserves the right to determine the options and specific process for making investments without regard to the advice received from Participants.

3.07   Vested Percentage

Notwithstanding anything herein to the contrary, a Participant shall be 100% vested at all times in the amounts credited to his savings restoration subaccount and his matching restoration subaccount. A Participant shall be vested in the amount credited to his profit sharing restoration subaccount to the same extent as the Participant is vested in his Profit Sharing Account, in accordance with Article VIII of the RASP; provided, however, that forfeited amounts shall not be reallocated among Plan Participants but shall be restored to the forfeiting Participant upon reemployment, to the extent a forfeiture would have been restored under the procedures set forth in Article VIII of the RASP.

ARTICLE IV
Distribution of Benefit

4.01   Separation from Service

Except as provided in Section 4.03, Benefits shall be distributed upon termination of employment for any reason (including retirement, disability, death, or reduction-in-force).

Benefits shall be distributed in a lump sum only, unless the Participant is eligible to retire under Section 9.01 of the RASP and elects to receive part or all of the Benefits in installments pursuant to this Section. An election to receive installment payments under the Plan must be filed with the Committee at least ninety (90) days prior to the date of the Participant's termination due to retirement, or no more than thirty (30) days after notice to the Participant that his employment is being terminated in a reduction-in-force in which the Participant qualifies for retirement under Section 9.01 of the RASP (these dates are hereinafter referred to as the "election date"). Such election shall be irrevocable at the time it is made, or if later, on the election date. If the Benefits are payable in installments, such installments will be paid annually over a period selected by the Participant but shall not exceed ten (10) years. The first installment shall be made as soon as is administratively feasible after the event giving rise to the distribution and all subsequent installments shall be paid at the beginning of each subsequent calendar year as soon as is administratively feasible. To the extent Benefits are not paid in installments, the account balance will be paid in a lump sum in the month following the event giving rise to the distribution, or as soon as is administratively feasible.

4.02   Beneficiary Entitlement

In the event a Participant entitled to installment payments dies before receiving all Benefits under the Plan, the unpaid balance will be paid in a lump sum to such Participant's Beneficiary as soon as is administratively feasible following the Participant's death.

4.03   Disposition of Employer Assets on Subsidiary or Line of Business

A Participant whose employment will terminate with the Employer due to the disposition of substantially all of the assets of a line of business or the disposition of the Employer's interest in a subsidiary will no longer remain an active Participant under the Plan; provided, however, such Participant may elect, prior to the disposition of assets or subsidiary, to continue the deferral of Benefits under the Plan as if employment with the new employer were employment with the Employer and Benefits under the Plan shall be distributed upon the Participant's termination of employment with the new employer.

4.04   Hardship

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

5.01   Administration

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

5.02   Amendment and Termination Prior to a Change in Control

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

5.03   Rights Against the Employer

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

6.01   Spendthrift Clause

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

6.02   Severability

In the event that any provision of this Plan shall be declared illegal or invalid for any reason, said illegality or invalidity shall not affect the remaining provisions of this Plan but shall be fully severable, and this Plan shall be construed and enforced as if said illegal or invalid provision had never been inserted herein.

6.03   Construction of Plan

The article and section headings and numbers are included only for convenience of reference and are not to be taken as limiting or extending the meaning of any of the terms and provisions of this Plan. Whenever appropriate, words used in the singular shall include the plural or the plural may be read as the singular.

6.04   Gender

The personal pronoun of the masculine gender shall be understood to apply to women as well as men except where specific reference is made to one or the other.

6.05   Governing Law

THE VALIDITY AND EFFECT OF THIS PLAN AND THE RIGHTS AND OBLIGATIONS OF ALL PERSONS AFFECTED HEREBY SHALL BE CONSTRUED AND DETERMINED IN
ACCORDANCE WITH THE LAWS OF THE UNITED STATES AND THE LAWS OF THE STATE OF CALIFORNIA, WITHOUT REGARD TO ITS OTHERWISE APPLICABLE PRINCIPLES OF CONFLICTS OF LAWS.

6.06   Unfunded Top Hat Plan

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

6.07   Divestment for Cause

Notwithstanding any other provisions of this Plan to the contrary, the right of any Participant, former Participant or Beneficiary of either to receive or to have paid to any other person, or the right of any such other person to receive any Benefits attributable to the Annual Profit Sharing Restoration Amount or the Annual Matching Restoration Amount, shall be forfeited, if such Participant's employment with the Employer is terminated because of or the Participant is discovered to have engaged in fraud, embezzlement, dishonesty against the Employer, obtaining funds or property under false pretenses, assisting a competitor without permission, or interfering with the relationship of the Employer or any subsidiary or affiliate thereof with a customer. A Participant's or Beneficiary's Benefits shall be forfeited for any of the above reasons regardless of whether such act is discovered prior to or subsequent to the Participant's termination from the Employer or the payment of Benefits under the Plan. If payment has been made, such payment shall be restored to the Employer by the Participant or Beneficiary.

ERISA Rights

This Plan is intended to provide benefits for a select group of highly-compensated employees within the meaning of the Employee Retirement Income Security Act of 1974 (ERISA). However, it is not subject to most of the requirements or protection of ERISA nor is the Plan eligible for insurance under Title IV of ERISA. Furthermore, the Plan is considered to be an unfunded, non-qualified plan for purposes of complying with the Internal Revenue Code.

Participants who believe their Benefits under the Plan have been denied, in whole or in part, should file a claim with the Retirement and Savings Program Administrative Committee. Claims will be reviewed using the same procedures as those described in the Summary Plan Description for the RASP

The following information identifies the benefit plan described in this booklet and gives other important administrative data.

Plan Name:
----------
The Benefit Restoration Plan

Plan Sponsor:                               Employer I.D. Number (EIN):
-------------                               ---------------------------
National Semiconductor Corporation                 EIN: 95-2095071
2900 Semiconductor Drive
P.O.Box 58090
Santa Clara, CA  95052-8090
(408) 721-2383

Plan Number:
------------
005

Plan Year:
----------
The twelve consecutive month period ending on May 31. Plan records are maintained on the basis of this Plan Year.

Plan Administrator:
-------------------
Retirement and Savings Program Administrative Committee
C/o  Retirement Plans Administration
National Semiconductor Corporation
2900 Semiconductor Drive
P. O. Box 58090  M/S 14-195
Santa Clara, CA  95052-8090
(408) 721-2383

Type of Plan:
-------------
The Plan is a non-qualified deferred compensation plan for selected key employees of National Semiconductor Corporation.

Agent for Service of Legal Process:
-----------------------------------
Legal process should be served on the Employer's Corporate Secretary or the Plan Administrator in care of the Retirement Plans Administration Office at the Employer's address.

Funding Medium:
---------------
The Plan is unfunded and Benefits are paid from the Plan sponsor's general assets.