Form 10-Q
period 2000-02-28
NATIONAL SEMICONDUCTOR CORP
filed 2000-04-11
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-   EXCHANGE ACT OF 1934
For the quarterly period ended February 27, 2000

OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
--  EXCHANGE ACT OF 1934
For the transition  period from _________ to _________.  Commission File Number:
1-6453

                       NATIONAL SEMICONDUCTOR CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                         95-2095071
               --------                         ---------
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                    Outstanding at February 27, 2000.
-------------------                    ---------------------------------
Common stock, par value $0.50 per share            176,541,051

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                               Page No.

Part I.   Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Statements of Operations
            (Unaudited) for the Three Months and Nine Months
            Ended February 27, 2000 and February 28, 1999          3

          Condensed Consolidated Statements of
            Comprehensive Income(Loss) (Unaudited) for the
            Three Months and Nine Months Ended February 27, 2000
            and February 28, 1999                                  4

          Condensed Consolidated Balance Sheets (Unaudited)
            as of February 27, 2000 and May 30, 1999               5

          Condensed Consolidated Statements of Cash Flows
            (Unaudited) for the Nine Months Ended
            February 27, 2000 and February 28, 1999                6

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                7-11

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  12-17

Item 3.   Quantitative and Qualitative Disclosures
            About Market Risk                                     18

Part II.  Other Information

Item 1.   Legal Proceedings                                       19

Item 6.   Exhibits and Reports on Form 8-K                       19-20

Signature                                                         21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                            Three Months Ended       Nine Months Ended
                            ------------------      -------------------
                            Feb. 27,   Feb. 28,     Feb. 27,   Feb. 28,
                              2000      1999          2000       1999
                            --------  --------      --------   --------
Net sales                    $ 548.9   $ 500.1      $1,544.6   $1,479.8

Operating costs and expenses:
Cost of sales                  285.2     345.0         863.4    1,176.7
Research and development        90.7     119.3         290.8      354.3
Selling, general and
 administrative                 78.1      82.3         229.2      240.2
Special items:
 Restructuring of operations    (9.9)       -          (13.0)      12.5
 In-process R&D charge           4.2        -            4.2         -
 Gain on disposition of Cyrix
   PC processor business          -         -          (26.8)        -
                              -------    ------      --------    -------
Total operating costs
     and expenses              448.3     546.6       1,347.8    1,783.7
                             -------    ------      --------    -------
Operating income(loss)         100.6     (46.5)        196.8     (303.9)
Interest income(expense), net    4.8      (0.3)          5.0       (0.5)
Other income, net              227.7      10.5         284.9        2.5
                             -------   -------      --------    -------
Income(loss) before
  income taxes and
  extraordinary item           333.1     (36.3)        486.7     (301.9)
Income tax provision(benefit)    5.3      (9.1)         13.0      (75.5)
                             -------    ------      --------    -------

Net income (loss) before
  extraordinary item           327.8     (27.2)        473.7     (226.4)

Extraordinary loss on early
  extinguishment of debt, net
  of taxes of $0.4 million        -         -            6.8         -
                             -------    ------      --------    -------
Net income(loss)             $ 327.8   $ (27.2)     $  466.9   $ (226.4)
                             =======    ======      ========    =======

Earnings(loss) per share:
         Basic               $  1.88   $ (0.16)     $   2.71   $  (1.36)
         Diluted             $  1.68   $ (0.16)     $   2.46   $  (1.36)

Income(loss) used in basic
  and diluted earnings(loss)
  per share calculation      $ 327.8   $ (27.2)      $ 466.9   $ (226.4)


Weighted average common shares outstanding:

         Basic                 174.7     167.5         172.4      166.6
         Diluted               194.8     167.5         189.9      166.6

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME(LOSS) (Unaudited)
(in millions)

                                Three Months Ended Nine Months Ended
                                ------------------   ------------------
                                Feb. 27,  Feb. 28,   Feb. 27,  Feb. 28,
                                  2000      1999       2000      1999
                                --------  --------   --------  --------

Net income(loss)                $  327.8  $  (27.2)  $  466.9  $ (226.4)

Other comprehensive income(loss), net of tax:
    Reclassification adjustment
    for realized gain included
    in net income (loss)          (195.6)       -      (195.6)       -

    Unrealized gain(loss) on
    available-for-sale
    securities                       7.5      (0.1)     193.6        -
                                --------  --------   --------  --------
Comprehensive income(loss)      $  139.7  $  (27.3)  $  464.9  $ (226.4)
                                ========  ========   ========  ========











See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                              Feb. 27,       May 30,
                                                2000          1999
                                             --------       --------
ASSETS
Current assets:
  Cash and cash equivalents                   $  697.5       $  418.7
  Short-term marketable investments               86.2          107.2
  Receivables, net                               247.5          171.9
  Inventories                                    169.0          141.3
  Deferred tax assets                            117.9          117.9
  Other current assets                            43.6           32.2
                                              --------       --------
  Total current assets                         1,361.7          989.2

Property, plant and equipment                  2,277.4        2,319.1
  Less accumulated depreciation               (1,491.6)      (1,403.1)
                                              --------       --------
  Net property, plant and equipment              785.8          916.0
Other assets                                     125.6          139.1
                                              --------       --------
Total assets                                  $2,273.1       $2,044.3
                                              ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
    portion of long-term debt                 $   48.8       $   49.3
  Accounts payable                               154.9          189.8
  Accrued expenses                               318.2          348.1
  Income taxes payable                            87.7           77.8
                                              --------       --------
  Total current liabilities                      609.6          665.0

Long-term debt                                   112.3          416.3
Other non-current liabilities                     65.1           62.2
                                              --------       --------
  Total liabilities                              787.0        1,143.5
                                              --------       --------
Commitments and contingencies

Shareholders' equity:
  Common stock                                    88.3           84.5
  Additional paid-in capital                   1,369.7        1,253.1
  Retained earnings (deficit)                     32.8         (434.1)
  Accumulated other comprehensive loss            (4.7)          (2.7)
                                              --------       --------
  Total shareholders' equity                   1,486.1          900.8
                                              --------       --------
Total liabilities and shareholders' equity    $2,273.1       $2,044.3
                                              ========       ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                   Nine Months Ended
                                                  --------------------
                                                  Feb. 27,     Feb. 28,
                                                    2000         1999
                                                  -------      -------
Cash flows from operating activities:
Net income(loss)                                  $ 466.9      $(226.4)
Adjustments to reconcile net income(loss)
  with net cash provided by operations:
  Depreciation and amortization                     202.3        297.3
  (Gain)loss on investments                        (272.5)         0.1
  Tax benefit associated with stock options            -           0.5
  Loss on disposal of equipment                       9.1         42.9
  Provision for loss on note receivable                -           1.6
  Non-cash special items                            (35.6)        12.5
  Other, net                                          3.3          1.1
  Changes in certain assets and liabilities, net:
    Receivables                                     (75.6)         8.6
    Inventories                                     (33.1)        94.3
    Other current assets                            (11.4)        36.2
    Accounts payable and accrued expenses           (65.9)       (28.6)
    Current and deferred income taxes                 9.9        (45.0)
    Other liabilities                                 2.9          2.8
                                                  --------     --------
Net cash provided by operating activities           200.3        197.9
                                                  --------     --------
Cash flows from investing activities:

Purchase of property, plant and equipment           (94.1)      (260.4)
Sale of equipment                                     8.6           -
Sale and maturity of marketable investments         127.7        131.4
Purchase of marketable investments                 (106.7)      (124.2)
Sale of investments                                 286.0          0.1
Disposition of Cyrix PC processor business           75.0           -
Business acquisition, net of cash acquired          (22.2)          -
Purchase of investments and other, net               (2.2)       (10.3)
                                                  --------     --------
Net cash provided by (used by)
  investing activities                              272.1       (263.4)
                                                  --------     --------
Cash flows from financing activities:

Proceeds from bank borrowing                           -          77.5
Redemption of 6.5% convertible

  subordinated notes                               (265.8)          -
Repayment of debt                                   (33.6)       (34.5)
Issuance of common stock, net                       105.8         19.5
                                                  --------     --------
Net cash provided by (used by)
  financing activities                             (193.6)        62.5
                                                  --------     --------
Net change in cash and cash equivalents             278.8         (3.0)
Cash and cash equivalents at beginning of period    418.7        460.8
                                                  --------     --------
Cash and cash equivalents at end of period        $ 697.5      $ 457.8
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

Earnings Per Share:

For all periods presented, there were no adjustments to net income(loss) reported in the condensed consolidated statements of operations for determining net income(loss) used for basic and diluted earnings per share. A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:

                             Three Months Ended      Nine Months Ended
                            --------------------    --------------------
                             Feb. 27,  Feb. 28,     Feb. 27,    Feb. 28,
(in millions)                  2000      1999         2000        1999
                             -------   --------     --------    --------
Number of shares:
Weighted average common
  shares outstanding used for
  basic earnings per share     174.7      167.5        172.4       166.6

Effect of dilutive
  securities:

  Stock options                 20.1         -          17.5          -
                             -------   --------     --------    --------
Weighted average common
  and potential common shares
  outstanding used for
  diluted earnings per share   194.8      167.5        189.9       166.6
                             =======   ========     ========    ========

As of February 27, 2000, all options outstanding to purchase shares of the Company's common stock are considered dilutive and are included in the computation of diluted earnings per share. As of February 28, 1999, there were
29.9 million shares of the Company's common stock with a weighted average exercise price of $15.28 that were not included in the computation of diluted earnings per share as their effect was antidilutive.

Comprehensive Income:
--------------------
The components of accumulated other comprehensive income (loss) net of tax, were:

                                                    Feb. 27,     May 30,
(in millions)                                        2000         1999
                                                   --------     --------
Unrealized gain on available-for-sale
  securities, net of tax                           $  20.3      $  22.3
Minimum pension liability                            (25.0)       (25.0)
                                                   -------      -------
                                                   $  (4.7)     $  (2.7)
                                                   =======      =======



Note 2.  Consolidated Financial Statement Detail
The components of inventories were:
                                                   Feb. 27,     May 30,
(in millions)                                       2000         1999
                                                   -------     --------

Raw materials                                      $  12.6     $  13.0
Work in process                                      106.0        81.0
Finished goods                                        50.4        47.3
                                                   -------     -------
     Total inventories                             $ 169.0     $ 141.3
                                                   =======     =======
Components of interest income(expense), net and other income(expense), net were:

                                  Three Months Ended   Nine Months Ended
                                  ------------------   ------------------
                                   Feb. 27, Feb. 28,    Feb. 27, Feb. 28,
(in millions)                       2000      1999       2000      1999
                                  --------  --------   --------  --------
Interest income(expense), net
-----------------------------
Interest income                    $   8.1   $   7.1    $  21.6   $  20.6
Interest expense                      (3.3)     (7.4)     (16.6)    (21.1)
                                   --------  --------   --------  --------
  Interest income(expense), net    $   4.8   $  (0.3)   $   5.0   $  (0.5)
                                   ========  ========   ========  ========
Other income, net
-----------------
Net intellectual property income   $   3.7   $  10.5    $  10.6   $  10.9
Gain(loss)on investments, net        224.0        -       272.5      (0.1)
Other                                   -         -         1.8      (8.3)
                                  --------  --------   --------  --------
  Total other income, net          $ 227.7   $  10.5    $ 284.9   $   2.5
                                  ========  ========   ========  ========

Note 3.  Statement of Cash Flow Information

                                                    Nine Months Ended
                                                   --------------------
                                                   Feb. 27,     Feb. 28,
(in millions)                                       2000         1999
                                                   -------      -------
Supplemental Disclosure of Cash Flow Information
------------------------------------------------
Cash paid(refunded) for:
    Interest                                       $  19.4     $  21.5
    Income taxes                                   $   2.7     $ (42.1)
    Interest on tax settlements                    $    -      $   2.9

Supplemental Schedule of Noncash Investing and Financing Activities

  Issuance of stock for employee benefit plans     $   2.6     $   1.7
  Issuance of restricted stock                     $   8.2     $   2.5
  Issuance of stock under director's stock plan    $   0.3     $    -
  Restricted stock cancellation                    $    -      $   1.4
  Issuance of common stock in connection with the
    settlement of a promissory note                $   5.0     $    -
  Issuance of common stock in connection with the
    conversion of subordinated notes               $   0.1     $    -

Note 4.  Restructuring of Operations:

In connection with the restructuring actions announced in fiscal 1999, the Company paid $22.3 million in severance to terminated employees during the first nine months ended February 27, 2000. Payment was made to 167 employees terminated in the worldwide workforce reduction action, 276 employees terminated in connection with the closure of the Company's 8-inch development wafer fabrication facility located in Santa Clara, California and 418 employees terminated in connection with the Company's decision to exit the PC processor business. In connection with the sale of the PC processor business (discussed in the following paragraph), 103 of these terminated employees were hired by VIA Technologies, Inc. ("VIA"). By the end of the third quarter of fiscal 2000, substantially all of the termination actions related to these restructuring actions had been completed. As a result, the Company recorded a credit of $7.3 million for severance reserves that were no longer required. In connection with the closure of the Santa Clara wafer fabrication facility, the Company also recorded a credit of $2.6 million from the final disposition of related equipment. The Company paid $8.0 million for other exit-related costs during the first nine month period of fiscal 2000, primarily related to activities connected to the closure of the Santa Clara wafer fabrication facility.

In September 1999, the Company completed the sale of the assets of the PC processor business to VIA, a Taiwanese company. The sale included the Company's MII x86 compatible processor and successor products. National retained the integrated Media GX processor, which forms the core of the Company's new Geode family of solutions for the information appliance market. Assets sold included inventories, land, buildings, and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC processor-related manufacturing assets in Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to National for certain employee retention costs incurred by the Company solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. The Company recorded a gain on the sale of $26.8 million in the second quarter of fiscal 2000. As part of the final processor sale arrangement, the Company may also receive future royalties of up to $92.0 million, which are to be earned based on future sales of products by VIA under the terms of a separate licensing agreement. These royalties are accounted for in current operating results if and when they are earned. Through the third quarter of fiscal 2000, approximately $0.5 million of royalties has been recorded by the Company.

In September 1999, the Company also announced it would retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. As a result, the Company recorded a credit of $3.1 million from the reduction of its restructure reserve related to a penalty that the Company will no longer incur. The Company will continue to consolidate its manufacturing lines in Greenock as previously planned by closing the 4-inch wafer fabrication facility and transferring products and processes to the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. In connection with the closure of the 4-inch wafer fabrication facility, the Company paid $4.8 million in severance to 239 terminated employees during the nine months ended February 27, 2000. The Company currently expects the remainder of employee terminations resulting from the facility closure to be completed in the fourth quarter of fiscal 2000, with wafer manufacturing expected to cease by the end of the first quarter of fiscal 2001. All other actions associated with the closure of the 4-inch wafer fabrication facility are also expected to be completed shortly thereafter. The current schedule represents a slippage of approximately six to nine months from the original timetable.

Included in accrued liabilities at February 27, 2000, is $29.6 million related to severance and other exit costs for restructuring actions, as discussed in the previous paragraphs, that were not yet completed as of the end of the third quarter. These restructuring costs, which primarily represent facility clean-up costs and lease obligations, include approximately $7 million of remaining severance related to the closure of the Greenock 4-inch wafer fabrication facility. The timing of actual departure of employees and payment of severance may occur in different accounting periods due to minimum notification periods prior to the effective date of termination. Severance is generally paid on the effective date of termination.

Note 5. Acquisition

In December 1999, the Company acquired Algorex, Inc., a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. These technologies are expected to enhance the Company's capability in the future to provide complete chipset solutions for the cellular phone and wireless information appliance markets. The acquisition was accounted for using the purchase method with a purchase price of $21.5 million. In connection with the acquisition, the Company recorded a $4.2 million in-process research and development ("R&D") charge. The amount allocated to the in-process R&D charge was determined through an established valuation technique used in the high technology industry and expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on future operating results.

Note 6.  Segment Information:

The following table presents information related to the Company's reportable segments:

                          Information   Cyrix                    Total
                  Analog   Appliance   Business   All   Elimin- Consoli-
                  Group      Group      Unit    Others  ations   dated
                 -------  ----------  -------  -------  ------  -------
Three months ended February 27, 2000:
Sales to
unaffiliated
customers        $386.5   $  59.8     $   -    $102.6  $   -     $ 548.9

Inter-segment
     sales           -         -          -        -       -          -
                 ------    ------     ------   ------   ------    ------
Net sales        $386.5   $  59.8     $   -    $102.6  $   -     $ 548.9
                 ======    ======     ======   ======   ======    ======
Segment income
(loss)before
income taxes
and extraordinary
item             $120.3   $ (23.8)    $   -    $236.6            $ 333.1
                 ======   =======     ======   ======             ======
Three months ended February 28, 1999:
Sales to
unaffiliated
customers        $294.2   $  48.8     $ 48.7   $108.4  $   -     $ 500.1
                 ------    -------    ------   -------  ------   -------
Net sales        $294.2   $  48.9     $ 48.7   $108.4  $ (0.1)   $ 500.1
                 ======    =======    ======   =======  ======   =======
Segment income
(loss) before
income taxes
and extraordinary
item             $ 19.7   $ (43.4)    $(19.2)  $  6.6            $ (36.3)
                 ======    =======    ======   =======           =======


                          Information   Cyrix                    Total
                  Analog   Appliance   Business   All   Elimin- Consoli-
                  Group      Group      Unit    Others  ations   dated
                 -------  ----------  -------  -------  ------  -------
Nine months ended February 27, 2000:

Sales to
unaffiliated
customers      $1,088.7   $ 171.3     $ 18.6   $266.0  $   -    $1,544.6

Inter-segment
     sales           -        0.2         -        -     (0.2)        -
                 ------    ------     ------   ------   ------    ------
Net sales      $1,088.7   $ 171.5     $ 18.6   $266.0  $ (0.2)  $1,544.6
                 ======    ======     ======   ======   ======    ======
Segment income
(loss)before
income taxes
and extraordinary
item             $309.6   $ (77.6)    $(22.6)  $277.3           $  486.7
                 ======    ======     ======   ======             ======

Nine months ended February 28, 1999:
Sales to
unaffiliated
customers        $849.7   $ 159.5     $150.2   $320.4  $   -    $1,479.8

Inter-segment
     sales           -        0.3         -        -     (0.3)        -
                 ------    -------    ------   -------  ------   -------
Net sales        $849.7   $ 159.8     $150.2   $320.4  $ (0.3)  $1,479.8
                 ======    =======    ======   =======  ======   =======
Segment income
(loss) before
income taxes
and extraordinary
item             $  0.2   $(153.4)    $(64.9)  $(83.8)           $(301.9)
                 ======    =======    ======   =======           =======


The measurement of segment  income(loss)  before income taxes and  extraordinary item includes an allocation of depreciation expense for the Company's shared manufacturing facilities contained in each segment's product standard cost. For fiscal 1999, segment income(loss) before income taxes of each reportable segment include allocations of expenses associated with the Company's manufacturing facility in Maine, expenses associated with activity of the development wafer fabrication facility in Santa Clara, and expenses incurred at corporate headquarters. For fiscal 2000, these expenses and amounts allocated to segments are significantly lower as a result of the restructuring and other actions the Company announced in May 1999.

Note 7.  Extraordinary Loss on Early Extinguishment of Debt:
On November 12, 1999, the Company paid $265.8 million from its existing cash balances to redeem substantially all of the outstanding amounts related to its $258.8 million, 6.5 percent convertible subordinated notes due 2002 ("Notes"). Pursuant to the terms of the Note Indenture, the Notes were redeemed at a price of 102.786 percent of the principal amount. Holders of the Notes also received accrued interest through November 11, 1999. In connection with the redemption, the Company recorded a $6.8 million extraordinary loss, net of income taxes of $0.4 million, in the second quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company recorded net sales of $548.9 million and $1,544.6 million for the third quarter and first nine months of fiscal 2000, respectively. This represents a 10 percent and a 4 percent increase from net sales of $500.1 million and $1,479.8 million, respectively, for the same periods of fiscal 1999. This growth was primarily attributable to continued improvement in market conditions for the semiconductor industry. Although new orders for the current quarter dropped from the level of new orders in the second quarter due to the holiday season, the Company has continued to experience better than expected growth in new orders in all regions since the second half of fiscal 1999. Strong order increases in the Americas and Europe have led the growth in fiscal 2000.

Net income of $327.8 million and $466.9 million was recorded for the third quarter and first nine months of fiscal 2000, respectively, compared to net losses of $27.2 million and $226.4 million for the same periods of fiscal 1999. The improvement in operating results reflects the Company's decision to exit the Cyrix PC processor business, growth in sales of non-PC processor products, and benefits of cost reduction actions that were announced in May 1999. Sales growth excluding the PC processor products was 22 percent and 15 percent for the third quarter and first nine months of fiscal 2000, respectively, over sales for the comparable fiscal 1999 periods. The sales growth was led by sales of analog products.

Net income for the third quarter of fiscal 2000 included a $222.3 million gain from the sale of remaining shares held by the Company of Fairchild Semiconductor ("Fairchild") stock. The shares were sold as part of Fairchild's secondary offering, which was completed in January 2000. Net income for the third quarter of fiscal 2000 also included a $9.9 million credit from completed restructuring activities (see Note 4 to the condensed consolidated financial statements) and a $4.2 million in-process research and development ("R&D") charge related to the acquisition of the wireless baseband company Algorex, Inc., which was completed in the quarter. In addition to these items, net income for the first nine months included a $26.8 million gain from the sale of assets of the Cyrix personal computer ("PC") processor business to VIA, a Taiwanese company. Net income for the first nine months of fiscal 2000 also included other gains of $51.5 million and an extraordinary loss of $6.8 million (net of taxes of $0.4 million). The gains comprised a $48.4 million gain from the sale of Fairchild stock (see the section on Other Income/Expense, Net, below) and a $3.1 million credit from the reduction of the restructure reserve associated with the Company's Greenock operations (see Note 4 to the Condensed Consolidated Financial Statements). The extraordinary loss was recorded in connection with the redemption of the Company's 6.5 percent convertible subordinated notes due 2002 (see Note 7 to the Condensed Consolidated Financial Statements).

No special items were included in the comparable third quarter of fiscal 1999. For the comparable nine month period of fiscal 1999, net loss included a $21.3 million charge for the restructure actions related to the consolidation of the Company's wafer manufacturing operations in Greenock, Scotland. This charge was partially offset by an $8.8 million gain from the reduction of reserves related to certain prior restructure actions that were substantially completed during the same period. Net loss for the first nine months of fiscal 1999 also included a charge of $48.6 million in cost of sales associated with the termination of a wafer manufacturing and marketing agreement between Cyrix and IBM.

Sales

The following discussion is based on the Company's operating segments described in Note 12 of the Annual Report on Form 10-K for the year ended May 30, 1999.

The increase in overall sales for the quarter was a result of significantly higher volumes, which more than offset lower average selling prices found across the Company's product offerings. The Analog Group, whose sales now represent 70 percent of the Company's total sales, drove the growth in sales. Sales for analog products grew 31 percent and 28 percent in the third quarter and first nine months of fiscal 2000, respectively, over sales for the same periods of fiscal 1999. Unit volume increased more than 50 percent in both the third quarter and first nine months of fiscal 2000 over last year's comparable periods, but the impact was partially offset by lower average selling prices from ongoing price erosion and a changing mix of products. For the third quarter of fiscal 2000, analog sales were particularly strong in the wireless cellular markets, led by application-specific wireless, amplifiers and power management products, which grew 72 percent, 88 percent and 72 percent, respectively.

Sales for the Information Appliance Group, excluding the Cyrix PC processor unit, grew by 23 percent and 8 percent in the third quarter and first nine months of fiscal 2000, respectively, over sales for the same periods in fiscal 1999. Despite a unit volume increase, average selling prices were eroded by strong competition and efforts to gain market share, as the group focused on information appliance partners in the set-top box, webpad and thin client markets. This represents a shift from fiscal 1999, when PC-related markets were the Company's primary focus for information appliances.

Network product sales declined in the third quarter and first nine months of fiscal 2000 by 27 percent and 22 percent, respectively, from the same periods in fiscal 1999. Although the Company introduced new products employing new digital signal processing technology in both the second and third quarters, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the sales decline. The decrease in unit shipments more than offset marginal increases in average selling prices for network products.

Gross Margin

Gross margin as a percentage of sales improved to 48 percent and 44 percent in the third quarter and first nine months of fiscal 2000, respectively, compared to 31 percent and 21 percent in the same periods of fiscal 1999. Excluding the effect of the charge related to the IBM contract termination, gross margin for first nine months of fiscal 1999 was 24 percent. The increase in gross margin for fiscal 2000 was driven primarily by improved product mix, as PC processor sales were replaced by analog product sales, and by increased factory utilization, particularly at the Arlington and Greenock manufacturing facilities. Wafer fabrication capacity utilization for fiscal 2000 reached 78 percent in the third quarter compared to 64 percent for the same period in fiscal 1999. Capacity utilization for the current quarter reflects lower activity in Maine due to the decision to exit the PC processor business. This compares to the third quarter of fiscal 1999, when capacity utilization at Maine ran higher as production activity was fully ramped up in that quarter. Excluding the effect of Maine, wafer fabrication capacity utilization was 89 percent for the third quarter of fiscal 2000 compared to 56 percent for the same quarter of last year. The reduction in depreciation expense associated with the impairment losses recorded in May 1999 on capital assets in Maine also contributed to the improvement in gross margin.

Research and Development

Total R&D expenses in the third quarter and first nine months of fiscal 2000 declined 21 percent and 17 percent, respectively, from R&D expenses for the comparable periods in fiscal 1999. This comparison includes the effect of a $4.2 million in-process R&D charge related to the third quarter acquisition of Algorex, Inc. Excluding this charge, R&D expenses for the third quarter and first nine months of fiscal 2000 declined 24 percent and 18 percent, respectively, from the comparable periods of fiscal 1999. The Company's exit from the PC processor business has reduced fiscal 2000 R&D spending for product development, as well as the underlying advanced CMOS process development spending. The Company continues to invest resources to develop new cores and integrate those cores with the Company's other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. The Company also continues to invest in the development of new analog and mixed-signal technology-based products for applications in the communications, personal systems and consumer markets, as well as in the process technologies needed to support those products. Through the first nine months of fiscal 2000, the Company devoted approximately 78 percent of its R&D effort to new product development and 22 percent to the development of process technology. In absolute terms, this represents a decrease of 3 percent in spending for product development, while spending for process technology declined by 44 percent. This shift in spending reflects management's decision to realign its strategic research and development programs to focus on its analog and information appliance businesses.

Selling, General and Administrative

Selling, general and administrative ("SG&A") expenses decreased 5 percent in both the third quarter and first nine months of fiscal 2000 from SG&A expenses for the same periods of fiscal 1999. The reduction in expenses reflects the benefits achieved from the cost reduction actions announced in May 1999. These cost savings were partially offset by an increase in payroll and employee benefit expenses. SG&A expenses for the first nine months of fiscal 1999 included recoveries derived from service fees paid by Fairchild under the transition services agreement entered into when the Company completed its disposition of Fairchild. That agreement terminated during fiscal 1999, and there is therefore no such recovery reflected in SG&A expenses for the fiscal 2000 periods presented in the financial statements.

Restructuring of Operations

During the third quarter of fiscal 2000 the Company completed all of the termination actions related to the exit of the Cyrix PC processor business and the closure of the 8-inch development wafer fabrication facility located in Santa Clara. The Company also finalized the disposition of certain equipment that had been part of the Santa Clara 8-inch facility. As a result, the Company recorded a $9.9 million credit from these completed actions.

In connection with the Company's decision to exit the PC processor business, the sale of the assets of that business to VIA was completed in September 1999. The Company also announced in September 1999, that it would retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. As a result of this decision, the Company recorded a $3.1 million credit relating to penalties that would no longer be incurred. For more complete information related to all of these actions, see Note 4 to the Condensed Consolidated Financial Statements.

Interest Income and Interest Expense

Net interest income was $4.8 million and $5.0 million for the third quarter and first nine months of fiscal 2000 compared to net interest expense of $0.3 million and $0.5 million for the same periods of fiscal 1999. The increase was attributed to more interest income earned as a result of both higher cash balances and higher interest rates, combined with a decrease in interest expense. Interest expense decreased in the quarter and year-to-date periods of fiscal 2000, despite the effect of the capitalization of $0.4 million of interest associated with capital expansion projects in fiscal 1999. The decrease in interest expense for fiscal 2000 was mainly attributable to the redemption of the Company's $258.8 million convertible subordinated notes, which were repaid in November 1999.

Other Income, Net

Other income, net was $227.7 million and $284.9 million for the third quarter and first nine months of fiscal 2000, compared to other income, net of $10.5 million and $2.5 million for the same periods of fiscal 1999. Other income, net for the third quarter of fiscal 2000 included a $222.3 million gain from the sale of remaining shares held by the Company of Fairchild stock as part of a secondary offering that Fairchild completed in January 2000. Other income, net for the third quarter of fiscal 2000 also included $3.7 million of net intellectual property income and a $1.7 million gain on the sale of other investments. This compares to other income, net for the third quarter of fiscal 1999, which included $10.5 million of net intellectual property income primarily related to a significant licensing agreement with a Korean firm. In addition to the items previously described for the third quarter of fiscal 2000, other income, net for the first nine months of fiscal 2000 included a gain of $48.4 million from the sale of a portion of the Company's investment in Fairchild stock, as part of Fairchild's initial public offering completed in August 1999. Also included for the same period was an additional $6.9 million of net intellectual property income primarily related to two separate licensing agreements and other miscellaneous income of $1.9 million. This compares to other income, net for the first nine months of fiscal 1999, which included $10.9 million of net intellectual property income and a $0.3 million gain on the sale of technology. This was offset by a $7.0 million settlement of intellectual property rights and a $1.7 million net loss on equity investments primarily attributable to the write-down of an investment to net realizable value.

Income Tax Provision/Benefit

The Company recorded an income tax expense of $5.3 million and $13.0 million, respectively, in the third quarter and first nine months of fiscal 2000, compared to an income tax benefit of $9.1 million and $75.5 million for the comparable periods in fiscal 1999. For the third quarter and first nine months of fiscal 2000, the Company's effective tax rate (excluding the extraordinary loss) is 1.6 percent and 2.6 percent, respectively, primarily representing foreign income tax expense, as U.S. taxable income is covered by net operating loss carryforwards.

Financial Condition

During the first nine months of fiscal 2000, cash and cash equivalents increased by $278.8 million compared to a $3.0 million decrease for the first nine months of fiscal 1999. The primary sources contributing to the improvement are described below.

Cash provided by operating activities was $200.4 million in the first nine months of fiscal 2000, compared to $197.5 million provided in the comparable period of fiscal 1999. Although operating cash was positively affected by net income earned in the first nine months of fiscal 2000, it was negatively impacted by a decrease in working capital. The decrease in working capital was attributable to increases in receivables and inventories, combined with decreases in accounts payable and accrued expenses, compared to an increase in working capital in the comparable period of fiscal 1999 due to a significant decrease of inventories.

The Company's investing activities generated $270.3 million of cash for the first nine months of fiscal 2000, compared to the use of $263.4 million of cash in the comparable period of fiscal 1999. Proceeds of $283.6 million from the sale of Fairchild stock and $75.0 million from the sale of the Cyrix PC processor business were the primary sources of cash from investing activities for fiscal 2000. These proceeds were partially offset by the Company investment in property, plant and equipment of $94.1 million. This compares to cash used in investing activities in the comparable period of fiscal 1999, primarily attributed to the Company's investment in property, plant and equipment of $260.4 million.

The Company's financing activities used $191.9 million of cash in the first nine months of fiscal 2000, compared to $62.9 million of cash provided by financing activities in the comparable period of fiscal 1999. Use of cash for financing activities for the first nine months included the payment of $265.8 million to redeem the Company's 6.5 percent convertible subordinated notes. This was partially offset by the receipt of $107.5 million from the issuance of common stock under employee benefit plans. In the first nine months of fiscal 1999 the Company received proceeds of $77.5 million from bank borrowings and $19.9 million from the issuance of common stock under employee benefit plans, while it repaid $34.5 million of general debt.

Although management foresees continued significant cash outlays for plant and equipment through the end of fiscal 2000, the expenditure level is expected to be lower than the fiscal 1999 level of $300 million. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2000 capital improvements.

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

Market conditions for the semiconductor industry continued to improve throughout the third quarter of fiscal 2000. Despite a usually slow holiday season that caused new orders to decline in the third quarter compared to the second quarter, new orders remained strong and resulted in better than expected overall sequential growth in sales. The Company also saw the rate of new orders increase as it ended the quarter. The analog business was especially healthy, particularly in the cellular markets where sales for amplifier, power management and application-specific wireless products were strong. Although the Company believes this trend will continue through fiscal 2000, it is possible that this is only temporary. Unless there is continued improvement in new orders, the Company may be unable to attain the level of revenue growth expected for the remainder of fiscal 2000 and operating results will be unfavorably affected.

The Company continues to be receptive to any potential investor who may want to buy a majority interest in the Company's 8-inch wafer manufacturing facility in South Portland, Maine. In addition, the Company is pursing actions to increase manufacturing levels at that plant in order to improve capacity utilization, which had been negatively impacted as a result of the Company's exit from the PC processor business. The increased levels of manufacturing are expected to come from both internal needs as well as third party foundry opportunities, including arrangements with VIA to act as their manufacturing partner for various products in connection with VIA's purchase of the Cyrix PC processor business from National. In the fourth quarter of fiscal 2000, the Company expects a modest amount of revenue to be generated from all third party foundry customers. In the event that it becomes necessary to retain sole ownership of the Maine manufacturing facility, the Company will seek various alternatives for developing the necessary processes that will enable ongoing manufacturing activities in Maine on a long term basis. The Company has also announced it will retain full ownership of the wafer manufacturing facility in Greenock, Scotland and has increased production activity there to meet the increased demand for certain analog integrated circuit products. Future demand may not be sufficient to fill the capacity at these manufacturing facilities, which could then effect future gross margin unfavorably. The Company currently expects to complete all actions associated with the closure of Greenock's 4-inch wafer fabrication facility by the end of fiscal 2000 or shortly thereafter. Until the closure is completed, the Company will be unable to fully benefit from the impact of the related manufacturing cost reductions, which may prevent the Company from achieving the gross margin level expected for the remainder of fiscal 2000.

Year 2000 Readiness Program

The following provides a year 2000 update and supplements the discussion included in the Outlook section of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K for the fiscal year ended May 30, 1999.

The Company completed its transition from calendar year 1999 to 2000 with no reported significant impact to operations. The Company terminated its formal year 2000 program after its systems, facilities and products successfully transitioned the February 29 leap year date.

Year 2000 project  costs and  resource  consumption  incurred  through the third quarter of fiscal 2000 totaled approximately $19 million. Approximately 40 percent of those costs were related to internal staff costs, with the remaining 60 percent for hardware and software upgrade costs that were incremental to ongoing operating expenses. Internal staff that were dedicated to the year 2000 project, either full time or part time, have been substantially redeployed to other areas of focus, such as e-commerce.

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

The Cyrix class action lawsuit is in active discovery. A trial date has been set for June 2000.

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

4.5 Indenture dated as of May 28, 1996 between Cyrix Corporation ("Cyrix") and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22,
         1996).

4.6 Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co.(incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

10.1 Management Contract or Compensatory Plan or Agreement: Settlement Agreement and General Release with Michael Bereziuk, dated December 22, 1999.

10.2 Management Contract or Compensatory Plan or Agreement: National Semiconductor Corporation Long Term Disability Coverage Plan Summary, Executive Staff, as amended January 1, 2000.

10.3 Management Contract or Compensatory Plan or Agreement: National Semiconductor Corporation Long Term Disability Coverage Plan Summary, Executive Employees, as amended January 1, 2000.

27.0     Financial Data Schedule

(b)      Reports on Form 8-K

No reports on Form 8-K were filed for the quarter ending February 27, 2000.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL SEMICONDUCTOR CORPORATION

Date:  April 11, 2000                 /s/ Lewis Chew
                                     ----------------------------------
                                     Lewis Chew
                                     Vice President and Controller
                                     Signing on behalf of the registrant
                                     and as principal accounting officer

                    SETTLEMENT AGREEMENT AND GENERAL RELEASE


This Settlement Agreement and General Release (hereinafter "Agreement") is entered into this __ day of _________, 1999 ("Effective Date"), by and between Michael Bereziuk (hereinafter "Employee") and National Semiconductor Corporation (hereinafter "NSC").

WHEREAS, Employee and NSC have agreed that Employee's employment in the position of Senior Vice President, Worldwide Marketing and Sales at NSC will terminate effective as of January 14, 2000; and

WHEREAS, Employee and NSC desire to locate an alternative position within NSC for Employee; and

WHEREAS, NSC desires to provide termination benefits to Employee on the terms specified herein should such an alternative position not be available; and

WHEREAS, NSC and Employee acknowledge that the termination benefits specified herein are greater than Employee would otherwise be entitled to upon termination of his employment; and

WHEREAS, NSC and Employee desire to settle fully and finally all differences between them;

NOW, THEREFORE, in consideration of the mutual covenants and promises set forth herein, Employee and NSC agree as follows:

1. Employee acknowledges and agrees that he received this Agreement on December 16, 1999, and shall have until close of business on January 6, 2000 to consider the terms of this Agreement. If Employee signs this Agreement prior to the expiration of this twenty-one (21) day review period, he does so in express waiver of his right to exercise such review period. Once signed by Employee, Employee shall have an additional seven (7) days to withdraw Employee's approval of this Agreement. This Agreement shall not become effective or enforceable until this revocation period has expired. If Employee withdraws his approval, this Agreement will be void and Employee will not be entitled to receive any benefits hereunder.

2. Employee shall continue as an active employee of NSC until January 14, 2000. Effective January 15, 2000, Employee shall be on an unpaid personal eleven (11) week leave of absence ("LOA"), during which time Employee's benefits will continue (as listed on Exhibit A hereto). During said LOA, Employee and NSC will attempt to locate a mutually acceptable position for Employee within NSC, to commence at the end of said LOA. If Employee accepts a position within NSC at the end of said LOA, the terms and conditions of Employee's employment in this position will be defined at that time, and the remainder of this Agreement will be void and not become effective. In the event a mutually acceptable position is not available, effective April 1, 2000 ("Resignation Date") Employee shall resign as an active employee and agrees to resign from all officer and director positions held by Employee in NSC or any of its subsidiaries, and shall be relieved of any further obligations to perform services as an employee on behalf of NSC.

3. Subject to the limitation set forth below, from and after the Resignation Date, as consideration for this Agreement and in lieu of any other severance payment, NSC will continue to pay Employee's salary (at current levels and less any withholdings required by law) and all associated benefits (for those individuals covered at the Resignation Date), as listed on Exhibit A but specifically excluding vacation accrual, as if Employee were an active employee for an additional period ending on May 1, 2001 (which date shall be referred to as the "Termination Date"). Employee's stock options will continue to vest through the Termination Date, in accordance with the terms of the relevant stock option agreement(s) and as stated on Exhibit B hereto, after which date Employee will have a ninety (90) day period in which to exercise any stock options that have vested through the Termination Date. If Employee accepts full-time employment (not including consulting) outside of NSC prior to the Termination Date, Employee shall so notify NSC's Vice President, Human Resources, and NSC shall pay to Employee in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through the Termination Date. In this event, Employee's stock options will cease to vest at the time Employee accepts such employment, and Employee will have a ninety (90) day period thereafter to exercise any vested stock options. NSC's internal records shall reflect that Employee's employment terminated as a result of voluntary resignation on the date that salary and benefits end. In the event of the death of Employee prior to the Termination Date, NSC shall pay to "The Bereziuk Family Revocable Trust of December 6, 1999" in a lump sum the amount of additional salary (but not benefits) that would otherwise have been paid to Employee through the Termination Date, provided said sum has not already been paid to Employee. Employee's stock options will vest and may be exercised in accordance with the terms of the relevant stock option agreement(s).

4. Employee will be eligible for an Executive Officer Incentive Plan ("EOIP") award for fiscal year 2000. Employee's accomplishment score for fiscal 2000 shall be the average of all Executive Staff scores and Employee's Target Incentive level will be 65%. The EOIP Award for fiscal 2000, if any, will be paid in accordance with the provisions of the EOIP at the same time all other EOIP participants receive their payments. Employee shall be eligible for an EOIP award for fiscal 2001, based on an individual score of 50% or 50% of the average of all Executive Staff, whichever is greater. This will be paid at the same time all other EOIP participants receive their payments. The formula for calculation of Incentive is as per Exhibit C hereto. Employee shall not be eligible for any EOIP award after fiscal 2001. If Employee accepts employment outside of NSC during fiscal 2000, this will not affect his EOIP eligibility or payment for that fiscal year, but Employee will not be eligible for any EOIP award for fiscal 2001 or thereafter. If Employee accepts full-time employment (not including consulting) outside of NSC prior to the end of fiscal 2001, any EOIP award for fiscal 2001 will be prorated accordingly.

5. Until April 1, 2000, Employee will receive any and all benefits that may become due under the Change of Control Employment Agreement dated April 24, 1998, entered into by Employee with NSC. Effective April 1, 2000, said Change of Control Employment Agreement shall be terminated, Employee shall receive no benefits thereunder and NSC shall have no liability thereunder.

6. On January 14, 2000, NSC shall pay Employee any accrued vacation pay to which Employee is entitled under NSC's vacation program as of that date; vacation accrual will cease for Employee on January 14, 2000.

7. Employee acknowledges and agrees that the total amount received under this Agreement constitutes adequate consideration for his covenants and obligations set forth herein, it being an amount over and above any entitlements, severance or otherwise that he has, or may have had, by reason or his employment or separation of employment with NSC.

8. Employee, on behalf of himself, his representatives, heirs, successors and assigns does hereby completely release and forever discharge NSC and all other affiliated, related or subsidiary corporations or divisions, its and their present and former shareholders, officers, directors, agents, employees, attorneys, successors and assigns, (hereinafter collectively "NSC"), from all claims, rights, demands, actions, obligations, liabilities and causes of action of any and every kind, nature and character whatsoever, known or unknown, which Employee may now have, or has ever had, against NSC based upon any act or omission by NSC prior to the date of execution of this Agreement by Employee, including, but not limited to: (1) any and all claims for damages, declaratory or injunctive relief or attorneys' fees, arising from or in any way related to Employee's employment by NSC or the termination thereof, whether based on tort, contract (express or implied), or any federal, state or local law, statute or regulation, including without limitation rights or claims of age or other discrimination Employee may have under the Age Discrimination in Employment Act, as amended, the California Fair Employment and Housing Act, as amended, Title VII of the Civil Rights Act of 1964, as amended, or the California Labor Code, as amended; (2) all claims filed or caused to be filed in any court of law or before any state or federal administrative agency before execution of this Agreement; and (3) all claims to attorneys fees, however incurred, including, without limitation, fees incurred in connection with any released claims and review of this Agreement. Released claims shall not include any claims arising from acts or omissions occurring after the date of execution of this Agreement. This paragraph does not waive any indemnification rights Employee may have whether as an employee or an officer, pursuant to Labor Code Section 2802, NSC By-Laws or NSC policy, including any indemnification rights in the event of a shareholder lawsuit. This paragraph does not waive any rights either party may have against the other for failure to perform obligations under this Agreement.

9. It is understood and agreed that this is a full and final Agreement and release applying not only to all claims which are presently known, anticipated or disclosed to Employee, but also all claims which are presently unknown to Employee. Employee expressly waives any and all rights or benefits which he may have under the terms of Section 1542 of the California Civil Code, which provides as follows: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

10. Employee hereby agrees that he will not initiate or cause to be initiated against NSC any claim, charge, suit, action, investigation, audit, compliance review or proceeding of any kind, or participate in same, individually or as a representative or member of a class, under any contract (express or implied), law, statute or regulation, federal, state or local, pertaining in any manner whatsoever to the claims, rights, demands, actions, obligations, liabilities, and causes of action herein released, including, without limitation, those relating to his employment by NSC or the termination thereof. This paragraph does not prevent Employee from testifying under compulsion of legal process.

11. It is understood and agreed that the furnishing of the consideration for this Agreement shall not be construed or deemed as an admission of liability or responsibility of NSC for any purpose. Employee and NSC agree that this Agreement is being entered into solely for the purpose of avoiding further expense and inconvenience from defending against any claims, rights, demands, actions, obligations, liabilities and causes of action. Liability for any and all claims is expressly denied by NSC.

12. Employee agrees to return all NSC property, credit cards, documents or other materials or equipment that have been furnished to him by NSC by April 1, 2000. Employee acknowledges that he has complied with and will continue to comply with the terms of the National Semiconductor Employment Agreement signed by him with NSC.

13. It is understood and agreed that this Agreement and each and every provision hereof shall be confidential and shall not be disclosed directly or indirectly by Employee to any other person, firm, organization or other entity, of any and every type, public or private, for any reason, at any time without the prior written request or consent of NSC, unless required by law. Employee shall not disclose directly or indirectly to any person or organization, except as expressly permitted herein, that Employee received any sum of money from NSC as a result of the termination of his employment with NSC. It is further understood and agreed that it shall not constitute a breach of this Agreement for Employee to disclose the terms hereof to his immediate family and to his attorney and his financial advisor and/or accountant; provided, however, that Employee shall be obliged to use his best efforts to assure that such persons do not disclose this Agreement or any provision hereof or the fact that Employee received any sum of money from NSC as a result of the termination of Employee's employment with NSC. It is understood and agreed that it shall not constitute a breach of this Agreement for Employee or NSC to respond to any unsolicited inquiry by stating only that Employee and NSC resolved their differences in a mutually-satisfactory manner. NSC shall make reasonable efforts to maintain the confidentiality of this Agreement and its contents and shall not disclose this Agreement or its contents, directly or indirectly, to any of NSC's employees or agents, unless such persons have a work-related need to know or unless required by law. Notwithstanding anything in this paragraph, it is understood that this Agreement and its terms may be required to be disclosed in NSC's filings with the Securities and Exchange Commission, and may become public as a result thereof. In this event, Employee may respond to any inquiries resulting from the disclosure.

14. Employee represents that he has had an opportunity, and been advised by NSC, to consult with an attorney of Employee's choosing, that he has read this Agreement, and has had an adequate opportunity to consider the Agreement, that he is fully aware of its contents and its legal effect, that the consideration set forth herein provides the sole consideration for the Agreement, that all agreements and understandings between the parties are embodied and expressed herein and that there are no understandings between the parties other than those specifically and expressly set forth herein, and that he is entering into this Agreement freely, without coercion, based on his own judgment and not in reliance upon any representations or promises other than those expressly contained in this Agreement.

15. This Agreement may not be amended or modified in any manner except upon written agreement by the parties.

16. Should any provision of this Agreement be held invalid or illegal, such illegality shall not invalidate the entire Agreement. Rather, this Agreement shall be construed as if it did not contain the illegal part, and the rights and obligations of the parties shall be construed and enforced accordingly.

17. With respect to any matters under this Agreement that are governed by state law, the parties agree that this Agreement shall be construed and governed by the laws of the State of California. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any party.

18. This Agreement may be executed in counterparts, each of which shall be deemed an original, but all of which together shall constitute one and the same instrument.

EMPLOYEE                                    NATIONAL SEMICONDUCTOR CORPORATION

By: _____________________                  By:  _____________________
      MICHAEL BEREZIUK                          RICHARD A. WILSON
                                                Vice President Human Resources

EXHIBIT A

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

                   LONG TERM DISABILITY COVERAGE PLAN SUMMARY
                       NATIONAL SEMICONDUCTOR CORPORATION

                                 EXECUTIVE STAFF
                                 January 1, 2000


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

How does LTD coverage work?
     If you are disabled according to your policy's definition of disability, you will be eligible to receive a monthly benefit based on 60% of your basic monthly earnings. Benefits will begin after an "Elimination Period" of 360 days and will be paid for as long as you continue to meet the policy's definition of disability for the benefit duration specified. You will not be required to pay your premium during the time you are receiving benefits.

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

Instances when benefits would not be paid

Benefits will not be paid for disabilities caused by, contributed to by, or resulting from:
     intentionally self-inflicted injuries; active participation in a riot; war, declared or undeclared, or any act of war; conviction of a crime under state or federal law; loss of professional license, occupational license or certification; pre-existing conditions (benefit amount reduced - see below).

Benefits will not be paid for any period of disability during which you are incarcerated.

Pre-existing Condition - Limitation for First $15,000 of Monthly Benefit
     A pre-existing condition is a sickness or injury for which you received medical treatment, consultation, care or services including diagnostic measures, or took prescribed drugs or medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 3 months prior to your effective date of coverage.

     If you suffer a disability caused by, contributed to by or resulting from a pre-existing condition and it begins in the first 12 months after your effective date, that disability will be limited to a monthly benefit of $7,500.

Pre-existing Condition - Limitation for Monthly Benefit Amounts over $15,000
     A pre-existing condition is a sickness or injury for which you received medical treatment, consultation care or services including diagnostic measures, or took prescribed drugs or medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 24 months prior to your effective date of coverage.

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

                   LONG TERM DISABILITY COVERAGE PLAN SUMMARY
                       NATIONAL SEMICONDUCTOR CORPORATION

                               EXECUTIVE EMPLOYEES
                                 January 1, 2000

Group Long Term Disability Plan Definitions

Eligibility
     As of January 1, 2000, you are eligible for LTD coverage if you are: a full-time active employee, earning over $180,000 annually, working a minimum of 30 hours per week. Employees participating in the plan prior to January 1, 2000 but whose annual earnings are less than $180,000 may continue to participate in the plan as long as they are working a minimum of 30 hours per week.

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

Definition of Disability            LTD Definition:
You would be considered disabled and eligible for LTD benefits if, because of injury or sickness:

     you cannot perform each of the material duties of your regular occupation, and after benefits have been paid for 24 months, you cannot perform each of the material duties of any gainful occupation for which you are reasonably fitted by education, training or experience. while unable to perform all the material duties of your regular occupation on a full-time basis are: a. performing at least one of the material duties of your regular occupation or another occupation on a part-time or full-time basis; and b. earning at least 20% less per month than you indexed pre-disability earning due to that same injury or sickness.

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

How does LTD coverage work?
     If you are disabled according to your policy's definition of disability, you will be eligible to receive a monthly benefit based on 60% of your basic monthly earnings. Benefits will begin after an "Elimination Period" of 360 days and will be paid for as long as you continue to meet the policy's definition of disability for the benefit duration specified. You will not be required to pay your premium during the time you are receiving benefits.

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

Instances when benefits would not be paid

Benefits will not be paid for disabilities caused by, contributed to by, or resulting from:

     intentionally self-inflicted injuries; active participation in a riot; war, declared or undeclared, or any act of war; conviction of a crime under state or federal law; loss of professional license, occupational license or certification; pre-existing conditions (benefit amount reduced - see below).

     Benefits will not be paid for any period of disability during which you are incarcerated.

Pre-existing Condition - Limitation for first $15,000 of Monthly Benefit
     A pre-existing condition is a sickness or injury for which you received medical treatment, consultation, care or services including diagnostic measures, or took prescribed drugs or medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 3 months prior to your effective date of coverage.

     If you suffer a disability caused by, contributed to by or resulting from a pre-existing condition and it begins in the first 12 months after your effective date, that disability will be limited to a monthly benefit of $7,500.

Pre-existing Condition - Limitation for Monthly Benefit Amounts over $15,000
     A pre-existing condition is a sickness or injury for which you received medical treatment, consultation, care or services including diagnostic measures, or took prescribed drugs or medicines, or if you had symptoms for which an ordinary prudent person would have consulted a health care provider in the 24 months prior to your effective date of coverage.

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