Form 10-K
period 2000-05-28
NATIONAL SEMICONDUCTOR CORP
filed 2000-08-03
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2000
                                       OR

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

        Securities registered pursuant to Section 12(g)of the Act:

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 23, 2000, was approximately $12,132,060,350. Shares of Common Stock held by each officer and director and by each person who owns 5 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant's common stock, $0.50 par value, as of June 23, 2000, was 178,045,632.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Document                                         Location in Form 10-K
         --------                                         ---------------------
Portions of the Proxy Statement for the Annual Part III Meeting of Stockholders to be held on or about September 22, 2000.

Portions of the Company's Registration Statement on           Part IV
  Form S-3, Registration No. 33-48935, which became effective October 5, 1992.

Portions of the Company's Registration Statement on           Part IV
  Form S-3, Registration No. 33-52775, which became effective March 22, 1994.

Portions of the Company's Registration Statement on           Part IV
  Form S-8, Registration No. 333-57029, which became effective June 17, 1998.

Portions of the Company's Registration Statement on           Part IV
  Form S-8, Registration No. 33-61381, which became effective July 28, 1995.

Portions of the Company's Registration Statement on           Part IV
  Form S-3, Registration No. 33-63649, which became effective November 6, 1995.

Portions of the Company's Registration Statement on           Part IV
  Form S-8, Registration No. 333-36733, which became effective September 30, 1997.

Portions of the Company's Registration Statement on           Part IV
  Form S-8, Registration No. 333-09957, which became effective August 12, 1996.

Portions of Cyrix Corporation's Registration Statement        Part IV
  on Form S-3, Registration No. 333-10669, which became effective August 22, 1996.

Portions of the Proxy Statement for the Annual Meeting        Part IV
  held September 26, 1997

Portions of the Company's Post Effective Amendment No.        Part IV
  on Form S-8 to Form S-4 Registration No. 333-38033-01, which became effective November 18, 1997.

The Index to Exhibits is located on pages 67-69.

                                     PART I

ITEM 1. BUSINESS

General

National Semiconductor Corporation's goal is to be a leader in the emerging market for information appliances. National's strategy is to put systems on a chip for its key trendsetting data highway partners, using its analog expertise as a starting point for forward integration. Throughout this document, National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company. The company designs, develops, manufactures and markets a wide array of semiconductor products, including a broad line of analog, mixed-signal and other integrated circuits. These products address a variety of markets and applications, including information appliances, personal systems, wireless communications, flat panel and CRT displays, power management, local and wide area networks, automotive, consumer and military aerospace. National was incorporated in the state of Delaware in 1959.

         In fiscal 1998, National completed a merger with Cyrix Corporation, which was accounted for as a pooling of interests. Cyrix designed, developed and marketed its own x86 software-compatible microprocessors for the personal computer marketplace. The merger provided access to Cyrix's x86 microprocessor cores and combined enabling technologies crucial to the system-on-a-chip strategy. National's focus then shifted toward the consumer segment of the PC market, specifically, the sub-$1,000 PC market with its line of Cyrix M II microprocessors. In this market, which is dominated by two major competitors, the company experienced predatory pricing trends and constant pressure to release new microprocessors with higher operating speeds. As a result, in May 1999 National announced its exit from the Cyrix PC microprocessor business. In September 1999, the company completed the sale of the assets of the Cyrix PC microprocessor business to VIA Technologies, Inc., a Taiwanese company. The sale included the M II x86 compatible microprocessor (including the registered trademark) and successor products. National retained the integrated Media GX microprocessor, which forms the core of the company's new GeodeTM family of solutions for the information appliance market.

         In December 1999, the company acquired Algorex Inc., a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication market. These technologies are expected to enhance the company's capability in the future to provide complete chipset solutions for the cellular phone and wireless information appliance markets. The acquisition was accounted for using the purchase method of accounting.

Products

Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various components are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.

         National manufactures an extensive range of analog intensive, mixed-signal and digital products, which are used in numerous commercial sectors. While no precise industry standard exists for analog and mixed-signal devices, the company considers products which process analog information, convert analog to digital or digital to analog, as analog and mixed-signal devices.

         The company is a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as wireless communications, data processing, ethernet local area networks and personal systems. Its analog and mixed-signal devices include amplifiers and regulators, power monitors and line drivers, audio, video, automotive, display and data acquisition products. Other company products with significant digital to analog or analog to digital capability include products for local area and wireless networking, wireless communications, plus products for personal systems and personal communications, such as input/output offerings. Super I/O is the brand name National uses to describe its integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard.

         Corporate  Structure  and  Organization.  The company is  organized  by various product line business units that are grouped to form three organizational units: the Analog Group, the Information Appliance Group, and the Network Products Group. Each group is described in the following paragraphs. Beginning in fiscal 2000, certain product line business units that formerly made up the Communications and Consumer Group were reorganized within the three remaining organizational units.

         Analog Group: Analog products are used to maintain and control continuously variable electrical signals in the real world. They are used in equipment to provide a human interface, such as sound, vision and images, as well as to provide communications interfaces and power management. Analog technology is used to enrich the experience of humans when interacting with electronic applications.

         The Analog Group develops and manufactures numerous building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted toward leading-edge monitor applications such as ultra-thin flat panel displays. The Analog Group's wireless circuits perform the radio, baseband controller, power management and related functions primarily for handsets and base stations in the cellular and cordless telephone markets.

         With National's leadership in small package technology, the Analog Group is succeeding in high growth markets that require portability, such as cellular telephones and wireless information appliances. It is focused on using its analog expertise as the initial point to integrate systems on a chip aimed at the cellular, personal systems and information appliance markets. Current offerings include scanners on a chip, systems health monitoring and integrated power management systems. The group also uses analog building blocks with its COP8 family of microcontrollers, targeted to communications, automotive and industrial applications. The Analog Group has a large and diverse global customer base, approaching 80,000 customers worldwide. The group is increasing its penetration into the top tier OEM customer base in the wireless and telecommunications sectors and now derives 30 percent of its revenues from this area. Approximately 50 percent of analog revenues are achieved through authorized distributors worldwide.

         Enhanced Solutions, a business unit that was previously a part of the Communications and Consumer Group, is now a part of the Analog Group for organizational reporting purposes. It has been a supplier of integrated circuits and contract services to the high reliability market, comprised of avionics, defense, space and the federal government, with a broad range of military and space grade products including analog, logic, interface and networking devices.

         Information Appliance Group: The Information Appliance Group combines the Information Appliance, Advanced I/O, MediamaticsTM and Custom Solutions business units. The group delivers component and system solutions targeted heavily towards the emerging information appliance market. It develops system level hardware and software solutions, based on National's GeodeTM technology. This technology merges complex functionality - processing, system logic, graphics, audio and video decompression - on to one highly integrated device. Built around National's series of x86 microprocessor cores, the GeodeTM
Information Appliance system-on-a-chip family is the first commercially available integrated circuit to offer a complete Information Appliance system-on-a-chip. By leveraging the GeodeTM technology with its analog and mixed-signal communications capabilities, the company has developed a complete system solution that will allow users to get information and communicate (by accessing the Internet) in a simpler, more intuitive and user-friendly fashion than is typically experienced with PCs today.

         The Information Appliance business unit concentrates on three major market segments that include interactive TV set-top boxes (equipped with digital video), enterprise thin clients (computer systems with minimal memory that access software from a centralized server network) and personal information access devices (for the consumer Internet access market) such as WebPADTM.

         The Advanced I/O business unit provides I/O solutions to the PC motherboard and emerging information appliance markets. It is also directing the integration of analog and advanced technologies, such as security features, for future generations of customers.

         MediamaticsTM furnishes key video and audio processing technologies, including MPEG capability, required to execute National's information appliance strategy. Target applications include PCs, digital versatile disc players, set top boxes, video servers and convergence appliances. The PanteraTM DVD architecture is the building block for other video and audio decoder products.

         Custom Solutions, a business unit that was previously part of the Communications and Consumer Group, is now a part of the Information Appliance Group for organizational reporting purposes. It supplies a range of application-specific and standard integrated circuits for targeted customers in the telecommunications, automotive and consumer electronics markets.

         Network Products Group: The Network Products Group offers a line of Ethernet products that address a range of applications. The majority of network product sales for fiscal 2000 were derived from relatively mature 10/100 Mb products. Utilizing the digital signal processing technology that was initially obtained through the ComCore acquisition, the group has now developed new network products with higher bandwidth applications. These include MACPHYTERTM, a fast Ethernet 10/100Mb device, combined with a media access controller; a GIGPHYTERTM, offering expanded bandwidth (10/100/1000Mbps) that addresses transmission over copper networks; and a DSPHYTERTM, a single 10/100Mbps ethernet transceiver device. The group's current new product development efforts focus on both the wired and wireless home networking markets.

         Separately from these operating groups, National's corporate structure includes centralized Worldwide Sales and Marketing and a Central Technology and Manufacturing Group. Worldwide Sales and Marketing is structured around the four major regions of the world where the company operates -- the Americas (North and South Americas), Europe, Japan and Asia Pacific -- and unites the company's worldwide sales and marketing organization. CTMG manages all production, including outsourced manufacturing requirements, and technology operations. The technology operations include process technology, which provides pure research and process development necessary for many of the company's core production processes, and initial product prototyping for leading edge products. CTMG provides a range of process libraries, product cores and software that is shared among National's product lines to develop system level solutions. It is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout, simulation and initial test of the logical and physical representations for new products.

Segment Financial Information

For segment reporting purposes, each of the company's product line business units represent an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similar economic characteristics have been combined to form three main operating segments that include the Analog segment, the Information Appliance segment and the Network Products segment. Based on the criteria under SFAS 131, only the Analog and the Information Appliance segments are considered reportable segments. The Network Products segment, as well as other business units that did not meet the aggregation criteria to be included in the three main operating segments, is included in "All Others." For further financial information on these segments, refer to the information contained in Note 12, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

The company markets its products globally to original equipment manufacturers through a direct sales force. Major OEMs include Telefonaktiebolaget L.M. Ericsson, Samsung Group, Motorola, Inc., Siemens AG, Compaq Computer Corporation, as well as Robert Bosch GmbH, International Business Machines
Corporation, Hewlett-Packard Company, Nokia Group and Nortel Networks Corporation. In addition to its direct sales force, National uses distributors in its four business regions, and approximately 44 percent of the company's worldwide revenues are channeled through distributors. Sales to distributors include an increasing portion of sales in which a distributor acts as the logistics partner for one or more of the company's OEM customers. In line with industry practices, National generally credits distributors for the effect of price reductions on their inventory of National products and, under specific conditions, repurchases products that have been discontinued by the company.

         Customer support is handled by comprehensive, central facilities in the United States, Europe and Singapore. These customer support centers respond to inquiries on product pricing and availability, customer technical support requests, order entry and scheduling.

         National augments its sales effort with application engineers based in the field. These engineers are specialists in National's product portfolio and work with customers to identify and design National integrated circuits into the customers' products and applications. These engineers also help identify emerging markets for new products and are supported by company design centers in the field or at manufacturing sites.

Customers

National is not dependent upon any single customer, the loss of which would have a material effect on the company. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2000, 1999 and 1998.

Backlog

Semiconductor backlog quantities and shipment schedules under outstanding purchase orders are frequently revised to reflect changes in customer needs. Binding agreements for the sale of specific quantities at specific prices that are contractually subject to price or quantity revisions are, as a matter of industry practice, rarely formally enforced. For these reasons, National does not believe that the amount of backlog at any particular date is meaningful.

Seasonality

Generally, National is affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, it typically experiences lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually reaches a seasonal peak in the company's fourth fiscal quarter. During fiscal 2000, this trend in order patterns was experienced, but the company nevertheless realized sequential quarterly revenue growth, as business conditions for the semiconductor industry continued to improve throughout the first half of calendar 2000.

Manufacturing

The design of semiconductor and integrated circuit products is shaped by general market needs and customer requirements. Product designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes that include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization. Production of integrated circuits continues with wafer sort, where the wafers are tested and separated into individual circuit devices; assembly, where tiny wires are used to connect the electronic circuits on the device to the stronger metal leads of the package in which the device is encapsulated for protection; and final test, where the devices are subjected to a series of vigorous tests using computerized circuit testers and, for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle or moisture resistance testers, salt atmosphere testers and thermal shock testers. Certain devices in the analog portfolio are designed to be used without traditional packaging. In this case, the integrated circuit is coated with a protective material and mounted directly onto the circuit board.

         The company conducts product design and development work predominantly in the United States. Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, National employs subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia and Japan.

         National's wafer manufacturing processes span Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies. The company is converting its wafer fabrication processes to emphasize integration of analog and digital capabilities to support its strategy to develop system-on-a-chip products. Bipolar processes primarily support National's standard products. As products decrease in size and increase in functionality, National's and its subcontractors' wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in current integrated circuits.

Raw Materials

National's manufacturing processes use certain key raw materials critical to its products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. National also relies on subcontractors to supply finished or semi-finished products that it then markets through its sales channels. Both raw materials and semi-finished or finished products are obtained from various sources, although the number of sources for any particular material or product is relatively limited. Although National feels its current supply of essential materials is adequate, shortages from time to time have occurred and could occur again. Significant increases in demand, rapid product mix changes or natural disasters can all affect the company's ability to procure materials or goods.

Research and Development

National's research and development consists of pure research in metallurgical, electro-mechanical and solid state sciences, manufacturing process development and product design. Research functions and development of most process technologies are done by Central Technology and Manufacturing's process technology group. Total company R&D expenses were $386.1 million for fiscal 2000, or 18 percent of sales, compared to $471.3 million for fiscal 1999, or 24 percent of sales, and $482.0 million for fiscal 1998, or 19 percent of sales. These amounts exclude in-process R&D charges of $4.2 million related to the acquisition of Algorex Inc. in fiscal 2000 and $102.9 million related to the acquisitions of ComCore Semiconductor, Inc. ($95.2 million), Future Integrated Systems, Inc. ($2.5 million) and the digital audio technology business of Gulbransen ($5.2 million) in fiscal 1998. The in-process R&D charges are included as a component of special items in the consolidated statements of operations.

         For fiscal 2000, National expended 21 percent of its R&D spending toward the development of process technology and 79 percent for new product development, a decline in spending of 47 percent and 3 percent, respectively, from 1999, when it spent 33 percent toward process technology and 67 percent for new product development. This shift reflects the company's exit from the Cyrix PC microprocessor business, a concurrent spending reduction in related product and CMOS process development, and management's decision to realign its strategic research and development programs to focus on its analog and information appliance businesses.

Patents

National owns numerous United States and non-U.S. patents and has many patent applications pending. It considers the development of patents and the maintenance of an active patent program advantageous to the conduct of its business but believes that continued success will depend more on engineering, production, marketing, financial and managerial skills than on its patent program. The company licenses certain of its patents to other manufacturers and participates in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of the agreements are cross-licenses where the company grants broad licenses to its intellectual property in exchange for receiving a license; none are exclusive. The amount of income from licensing agreements has varied in the past and the amount and timing of future income from licensing agreements cannot be precisely forecast. On an overall basis, National believes that none of the license agreements is material to the company in terms of either the royalty payments due or payable or the intellectual property rights granted or received under any such agreement.

Employees

At May 28, 2000, National employed approximately 10,500 people of whom approximately 4,800 were employed in the United States, 1,300 in Europe, 4,300 in Southeast Asia and 100 in other areas. The company believes that its future success depends fundamentally on its ability to recruit and retain skilled technical and professional personnel. National's employees in the United States are not covered by collective bargaining agreements. The company considers its employee relations worldwide to be favorable.

Competition and Risks

The Semiconductor Industry

The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and powerful products. The result is a cyclical economic environment generally characterized by short product life cycles, rapid selling price erosion and high sensitivity to the overall business cycle. In addition, both substantial capital and R&D investment are required for development and manufacture of products and processes. The company may experience periodic fluctuations in its operating results because of industry-wide conditions.

Fluctuations in Financial Results

National's financial results are affected by the business cycles and seasonal trends of the semiconductor and related industries. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on its operating results. As a result of these and other factors, National's financial results can fluctuate significantly from period to period. As an example, the company generated net income in fiscal 2000, but experienced substantial losses in fiscal 1999 and 1998. It also generated net income in fiscal 1993 through 1997, while it incurred losses in fiscal 1989 through 1992.

Competition

Competition in the semiconductor industry is intense. National competes with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Inc., Koninklijke (Royal) Philips Electronics N.V., NEC Corporation and Toshiba Corporation.
National also competes with a large number of corporations that target particular markets such as Linear Technology Corporation, Analog Devices, Inc., Advanced Micro Devices, Inc., LSI Logic Corporation, STMicroelectronics N.V., Intel Corporation and Texas Instruments Incorporated. Competition is based on design and quality of products, product performance, price and service, with the relative importance of such factors varying among products and markets. National currently faces escalating competition in the networking market from both large companies such as Intel and Lucent Technologies Inc., as well as newer companies including Broadcom Corporation and Marvell Technology Group Ltd. With the Cyrix 6x86 and M II products, the company was faced with competition in the personal computer market for socket-seven compatible microprocessor products where companies such as Intel and AMD significantly influence the price and availability of products.

         There can be no assurance that National will be able to compete successfully in the future against existing or new competitors or that its operating results will not be adversely affected by increased price competition. The company may also compete with several of its customers, particularly customers in the networking and personal systems markets.

International Operations

National conducts a substantial portion of its operations outside the United States and its business is subject to risks associated with many factors beyond its control. These factors include fluctuations in foreign currency rates, instability of foreign economies, emerging infrastructures in foreign markets, support required abroad for demanding manufacturing requirements, government changes and U.S. and foreign laws and policies affecting trade and investment. Although it has not experienced any materially adverse effects from its foreign operations as a result of these factors, National has been impacted in the past by one or more of these factors and can be impacted in the future by these. In addition, although the company seeks to hedge its exposure to currency exchange rate fluctuations, its competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations

National believes that compliance with federal, state and local laws or regulations which have been enacted to regulate the environment has not had, nor will have, a material effect upon the company's capital expenditures, earnings, competitive or financial position. (See Item 3, Legal Proceedings.)

         In addition to the risks discussed above, further discussion of other risks and uncertainties that may affect the company's business is included in the Outlook section of "Management's Discussion and Analysis" (See Item 7).

Geographic Information

For information on the geographic areas in which the company operates, refer to the information contained in Note 12, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements (See Item 8).

ITEM 2. PROPERTIES

National's principal administrative and research facilities are located in Santa Clara, California. Its principal wafer fabrication and process research and product development and development capabilities are located at the company's plants in South Portland, Maine; Arlington, Texas; and Greenock, Scotland. The company also operates small design facilities in various locations in the U.S. including Calabasas, California; Draper, Utah; Federal Way, Washington; Fort Collins, Colorado; Fremont, California; Grass Valley, California; Iselin, New Jersey; Longmont, Colorado; Nashua, New Hampshire; Newport Beach, California; Norcross, Georgia; Salem, New Hampshire; San Diego, California; San Francisco, California; and Tucson, Arizona and overseas locations including China, Germany, India, Israel, Japan, the Netherlands and the United Kingdom.

         The company conducts manufacturing in its wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. In connection with the company's decision in fiscal 1999 to consolidate its wafer manufacturing operations in Greenock, Scotland, the manufacturing from its 4-inch wafer fabrication facility was consolidated into its 6-inch wafer fabrication facility at the same site. It also moved some of the Greenock production to its manufacturing facility in Arlington, Texas. The closure of the Greenock 4-inch wafer fabrication facility is now expected to be completed by the end of September 2000. As previously announced, National will retain full ownership of the manufacturing facility in Greenock and has ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. The company's remaining captive manufacturing capacity and its third-party subcontract manufacturing arrangements are expected to be adequate to supply the company's needs in the foreseeable future. Assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore. The regional headquarters for National's Worldwide Sales and Marketing are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. National maintains local sales offices, sales service centers and design centers in various locations and countries throughout its four business regions. In general, the company owns its manufacturing facilities and leases most of its sales and administrative offices. Notes secured by real estate include two notes assumed as part of the repurchase of the equity interest in the company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 2001 to March 2002. These notes total $8.8 million of the company's long-term debt as of May 28, 2000.

         Wafer fabrication capacity utilization for fiscal 2000 was 75 percent compared to 57 percent for fiscal 1999, as demand for analog products improved throughout the year, especially in the cellular and wireless markets. Capacity utilization also reflects lower activity in Maine, particularly during the first half of fiscal 2000 due to the decision to exit the Cyrix PC microprocessor business. The company finished the fourth quarter of fiscal 2000 with 90 percent capacity utilization.

ITEM 3. LEGAL PROCEEDINGS

         In November 1999, the company and the IRS filed a stipulation of settled issue with the United States Tax Court. The stipulation confirms the settlement between the company and the IRS of all outstanding issues relating to a deficiency notice previously issued by the IRS seeking additional taxes for fiscal 1989. The issues giving rise to the additional taxes primarily related to the company's former Israeli operation and the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. The computations of the deficiency for 1989 and any related deficiency liabilities, or refunds, if any, for subsequent years have not been finalized. The IRS is also examining the company's tax returns for fiscal 1994 through 1996. The company believes that adequate tax payments have been made or accrued for all years.

         On April 22, 1988, the district director of the United States Customs Service, San Francisco, issued a notice of proposed action and a pre-penalty notice to the company alleging underpayment of duties of approximately $19.5 million on merchandise imported from the company's foreign subsidiaries during the period from June 1, 1979 to March 1, 1985. The company filed an administrative appeal in September 1988. On May 23, 1991, the district director revised the Customs action and issued a notice of penalty claim and demand for restoration of duties, reducing the alleged underpayment of duties for the same period to approximately $6.9 million. The company filed an administrative
petition  for  relief  in  October  1991  and  the  alleged   underpayment   was
subsequently reduced on April 22, 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The company filed a supplemental petition for relief in October 1994. In March 1998, the assistant commissioner of customs for the office of regulations and rulings issued a decision on the petition, which provided insignificant reductions to the duty amount being sought. In June 1998, the company filed an offer of $1.0 million in compromise of all claims, which was rejected by U.S. Customs. Settlement negotiations are continuing. The company intends to continue to contest the assessments through available avenues for relief if it is not able to resolve the issues with U.S. Customs.

         On July 1, 1988, the Customs Service liquidated various duty drawback claims previously filed by the company, denying the payment of drawback previously paid to the company and issued bills in the amount of $2.5 million seeking repayment of the accelerated drawback. Timely protests of these liquidations were filed in September 1988. These protests were denied in March 1996. The company is pursuing judicial review of the denial in the Court of International Trade and has paid the denied duties and associated interest totaling $5.2 million, which is a prerequisite to filing a summons with the Court. Settlement negotiations are underway. The company believes that resolution of these Customs matters will not have a material impact on the company's financial position and results of operations.

         The company has been named to the National Priorities List (Superfund) for its Santa Clara, California site and has completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as agent for the EPA. The company has agreed in principle with the RWQCB to a site remediation plan. The company has also been sued by AMD, which seeks recovery of cleanup costs incurred by AMD in the Santa Clara, California area under the RWQCB remediation orders. AMD alleges that certain contamination for which the RWQCB has found AMD responsible was originally caused by the company. As part of the litigation, the company is seeking to recover from AMD expenses relating to commingled groundwater in an area offsite and downgradient to National's and AMD's superfund sites. In addition to the Santa Clara site, the company has been designated as a potentially responsible party by federal and state agencies with respect to certain sites with which the company may have had direct or indirect involvement. These designations are made regardless of the extent of the company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the company. The company has also retained liability for environmental matters arising from its former operations of Dynacraft, Inc. and the Fairchild business but is not currently involved in any legal proceedings relating to those liabilities. The company accrues costs associated with such matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. The company believes that the potential liability, if any, in excess of amounts already accrued will not have a material effect on the company's financial position and results of operations.

         In November 1997, a federal securities class action suit was filed in the California Superior Court, Santa Clara County, by Goodman Epstein on behalf of himself and other Cyrix shareholders. Trial in that case began in June 2000 and on July 11, 2000 a jury returned a verdict in favor of the company and its board of directors. The case arose out of the 1997 merger between Cyrix and the company. The plaintiffs represented a class of approximately 25,000 former Cyrix shareholders who exchanged their Cyrix stock for the company's stock in connection with the merger. Plaintiffs claimed that the company's proxy and prospectus misrepresented material information about the company's ability to manufacture Cyrix microprocessors. Plaintiffs brought their claims under Sections 11 and 12 of the Securities Act of 1933. Another state law claim for breach of fiduciary duty against Cyrix and its directors was dismissed on summary judgment prior to trial. The company does not know at this time if plaintiffs intend to appeal.

         In January 1999, a class action suit was filed against the company in the California Superior Court, Santa Clara County, by James Harris and other former and present employees claiming damages for personal injury. The complaint alleged that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at the company. Plaintiffs claim to have worked at the Company's facility in Santa Clara County and/or in Greenock, Scotland. In addition, one plaintiff purports to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses, and loss of earnings and earnings capacity. No specific amount of monetary damages is claimed. The company filed demurrers to the initial complaints and has now answered the fifth amended complaint. Only limited discovery has taken place to date. The company intends to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT *

Name                         Current Title                                  Age

Kamal K. Aggarwal (1)       Executive Vice President, Central                62
                            Technology and Manufacturing Group

Roland Andersson (2)        Senior Vice President and General Manager,       48
                          Worldwide Marketing and Sales

Jean-Louis Bories (3)       Executive Vice President and General Manager,    45
                           Information Appliance Group

Patrick J. Brockett (4)     Executive Vice President and General Manager,    52
                            Analog Group

John M. Clark III (5)       Senior Vice President, General Counsel           50
                            and Secretary

Brian L. Halla (6)          Chairman of the Board, President and             53
                             Chief Executive Officer

Donald Macleod (7)          Executive Vice President, Finance and            51
                             Chief Financial Officer

Gobi R. Padmanabhan (8)     Senior Vice President and General Manager,       54
                             Network Products Group

Richard A. Wilson (9)       Vice President, Human Resources                  57

*  all information as of May 28, 2000

Business Experience During Last Five Years

(1) Mr. Aggarwal joined the company in November 1996 as Executive Vice President, Central Technology and Manufacturing Group. Prior to joining the company, Mr. Aggarwal held positions as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test at LSI Logic Corporation.

(2) Mr. Andersson joined the company in October 1983. Prior to becoming Senior Vice President and General Manager, Worldwide Marketing and Sales in January 2000, Mr. Andersson held positions at the company as Vice President and General Manager, Europe, Director of Business Development, Europe, and Director of Sales, Europe.

(3) Mr. Bories joined the company in October 1997. Prior to becoming Executive Vice President and General Manager, of the Cyrix Group in January 1999 and of the Information Appliance Group in September 1999, he held the position of Senior Vice President, Core Technology Group. Prior to joining the company, he had held positions at LSI Logic Corporation as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program.

(4) Mr. Brockett joined the company in September 1979. Prior to becoming Executive Vice President and General Manager, Analog Group in October 1997, he held positions at the company as Executive Vice President, Worldwide Sales and Marketing; President, International Business Group; Corporate Vice President, International Business Group; Vice President, North America Business Center; Vice President and Managing Director, European Operations; and Vice President and Director of European Sales.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

         During the past three fiscal years, the company has issued unregistered securities as follows:

         In connection with a retention arrangement related to the acquisition of ComCore Semiconductor, Inc. in fiscal 1998, the company issued convertible subordinated promissory notes to each of the founding shareholders of ComCore for a total of $15.0 million. As a result of the termination of one of the ComCore founding shareholders, during fiscal 2000 the company issued approximately 247,000 shares of common stock upon conversion of one of the promissory notes. The remaining notes for a total $10 million are noninterest-bearing and are due the earlier of either the date of termination of the employee or May 2001. Each note is convertible, in whole or in part, into shares of the company's common stock on the maturity date or within 30 days thereafter, based on an initial conversion price of $16.1875. The notes (and underlying shares issued upon conversion of the notes to the shareholder) were issued under the private placement exemption of section 4(2) of the Securities Act. The underwriters were involved in the ComCore acquisition.

         See information appearing in Notes 6, Debt; Note 8, Shareholders' Equity; and Note 14, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. The Company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 21, 2000 was $42.25. At July 21, 2000, the number of record holders of the Company's common stock was 8,845.

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

                        FIVE-YEAR SELECTED FINANCIAL DATA


Years Ended                                                 May 28,     May 30,      May 31,    May 25,     May 26,
In Millions, Except Per Share Amounts                        2000         1999        1998        1997       1996
                                                          ----------- ------------ ----------- ---------- -----------
OPERATING RESULTS
Net sales                                                  $2,139.9     $1,956.8    $2,536.7    $2,684.4   $2,833.4
Operating costs and expenses                                1,798.0      3,043.1     2,683.6     2,692.1    2,619.3
                                                          ----------- ------------ ----------- ---------- -----------
Operating income (loss)                                       341.9     (1,086.3)     (146.9)       (7.7)     214.1
Interest income (expense), net                                 15.3         (2.2)       22.3         6.1        9.4
Other income, net                                             285.3          3.1        24.9        18.7       47.5
                                                          ----------- ------------ ----------- ---------- -----------
Income (loss) before income taxes and
    extraordinary item                                        642.5     (1,085.4)      (99.7)       17.1      271.0

Income tax expense (benefit)                                   14.9        (75.5)       (1.1)       15.5       70.0
                                                          ----------- ------------ ----------- ---------- -----------
Income (loss) before extraordinary item                      $627.6    $(1,009.9)     $(98.6)       $1.6     $201.0
                                                          =========== ============ =========== ========== ===========
Net income (loss)                                            $620.8    $(1,009.9)     $(98.6)       $1.6     $201.0
                                                          =========== ============ =========== ========== ===========
Net income  (loss)  used in basic  earnings  per share  calculation  (reflecting preferred dividends, if applicable):

Income (loss) before extraordinary item                      $627.6    $(1,009.9)     $(98.6)       $1.6     $195.4
                                                          =========== ============ =========== ========== ===========
Net income (loss)                                            $620.8    $(1,009.9)     $(98.6)       $1.6     $195.4
                                                          =========== ============ =========== ========== ===========

Netincome (loss) used in diluted earnings per share calculation (reflecting adjustment for interest on convertible notes when dilutive, if applicable):

Income (loss) before extraordinary item                      $627.6    $(1,009.9)     $(98.6)       $1.6     $201.0
                                                          =========== ============ =========== ========== ===========
Net income (loss)                                            $620.8    $(1,009.9)     $(98.6)       $1.6     $201.0
                                                          =========== ============ =========== ========== ===========
Earnings (loss) per share: Income (loss) before extraordinary item:

      Basic                                                    $3.62       $(6.04)     $(0.60)      $0.01      $1.35
                                                          =========== ============ =========== ========== ===========
      Diluted                                                  $3.27       $(6.04)     $(0.60)      $0.01      $1.30
                                                          =========== ============ =========== ========== ===========
Net income (loss):
      Basic                                                    $3.58       $(6.04)     $(0.60)      $0.01      $1.35
                                                          =========== ============ =========== ========== ===========
      Diluted                                                  $3.24       $(6.04)     $(0.60)      $0.01      $1.30
                                                          =========== ============ =========== ========== ===========
Weighted-average common and potential common shares outstanding:

      Basic                                                   173.6        167.1       163.9       156.1      145.0
                                                          =========== ============ =========== ========== ===========
      Diluted                                                 191.7        167.1       163.9       159.1      154.3
                                                          =========== ============ =========== ========== ===========



Years Ended                                                 May 28,     May 30,      May 31,    May 25,     May 26,
In Millions, Except Per Share Amounts                        2000         1999        1998        1997       1996
                                                          ----------- ------------ ----------- ---------- -----------
---------------------------------------------------------- ----------- ----------- ----------- ---------- -----------
FINANCIAL POSITION AT YEAR-END
Working capital                                                 $839.9      $324.2      $514.6     $911.6      $647.7
Total assets                                                  $2,382.2    $2,044.3    $3,100.7   $3,210.8    $2,911.3
Long-term debt                                                   $48.6      $416.3      $390.7     $460.5      $412.8
Total debt                                                       $80.0      $465.6      $444.6     $475.9      $454.4
Shareholders' equity                                          $1,643.3      $900.8    $1,858.9   $1,871.7    $1,723.2
---------------------------------------------------------- ----------- ----------- ----------- ---------- -----------
OTHER DATA
Research and development                                        $386.1      $471.3      $482.0     $404.5      $379.0
Capital additions                                               $169.9      $303.3      $622.0     $605.6      $707.7
Number of employees (in thousands)                                10.5        11.6        13.0       12.8        20.7
---------------------------------------------------------- ----------- ----------- ----------- ---------- -----------

National has paid no cash dividends on its common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

Results of Operations

The company recorded net sales of $2.1 billion in fiscal 2000 compared to $2.0 billion in fiscal 1999 and $2.5 billion in fiscal 1998. The growth in sales for fiscal 2000 over fiscal 1999 was primarily attributable to improvement in market conditions for the semiconductor industry. As a result, the company continued to experience better than expected growth in new orders in all regions. The decline in sales for fiscal 1999 from sales in fiscal 1998 was caused by significant price reductions in the Cyrix PC microprocessor line of products combined with the lack of successful new product introductions from the Network Products Group. Lower sales were also heavily driven by a general slowdown in new orders the company experienced, particularly in the first half of fiscal 1999.

         The company recorded net income of $620.8 million compared to net losses of $1.0 billion in fiscal 1999 and $98.6 million in fiscal 1998. The increase in net income was driven by improved operating results, reflecting the effects of the company's decision to exit the Cyrix PC microprocessor business, the growth in sales of non-PC microprocessor products and the benefits of cost reduction actions that were announced in May of fiscal 1999. Special items and certain other net gains also contributed to the improvement in fiscal 2000 net income. For fiscal 2000, net income included special items of $55.3 million. The special items included a $26.8 million gain from the sale of assets of the Cyrix PC microprocessor business (See Note 3), a $4.2 million in-process research and development charge related to the acquisition of Algorex Inc. (See Note 4), a credit of $14.7 million related to restructuring of operations (See Note 3) and an $18.0 million credit related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 (See Note 5). In addition to these special items, net income included a $270.7 million gain from the sale of shares of Fairchild stock held by the company and an extraordinary loss of $6.8 million (net of taxes of $0.4 million). The shares of Fairchild stock were sold as part of an initial public offering and a secondary offering that Fairchild completed in August 1999 and February 2000, respectively. The extraordinary loss was recorded in connection with the redemption of the company's 6.5 percent convertible subordinated notes due 2002 (See Note 6).

         The loss in fiscal 1999 included $700.9 million attributable to special charges for restructuring of operations. The remaining loss was primarily driven by lower sales and margin erosion mainly due to lower factory utilization and price reductions, particularly in the Cyrix PC microprocessor products. The restructuring charges in fiscal 1999 included $689.6 million related to the company's decision in May 1999 to exit the Cyrix PC microprocessor business and $23.0 million related to the consolidation of the wafer manufacturing operations in Greenock, Scotland (See Note 3). These amounts were partially offset by a credit of $11.7 million from reserves that were no longer required related to prior restructure actions completed during the year. In addition to the restructure charges, fiscal 1999 operating results included $55.1 million in charges related to the exit of the Cyrix PC microprocessor business. The charges included $9.0 million against sales for product returns, $43.6 million included in cost of sales for the write down of Cyrix microprocessor inventory and $2.5 million included in selling, general and administrative expenses for accounts receivable allowances. A $48.6 million charge for costs associated with the termination of a wafer manufacturing and marketing agreement between Cyrix and IBM (See Note 11) was also included in cost of sales for fiscal 1999.

Sales

The increase in overall sales for the year was a result of significantly higher volumes, which more than offset lower average selling prices experienced across the company's product offerings. Sales growth, excluding the Cyrix PC microprocessor products, was 20 percent over sales for fiscal 1999. The following discussion is based on the company's operating segments described in
Note 12 of the consolidated financial statements.

         The Analog segment, whose sales now represent 71 percent of the company's total sales, drove the growth in sales. In fiscal 2000, analog product sales grew 30 percent over sales for fiscal 1999. This growth was driven by significantly higher unit volume, but was partially offset by lower average selling prices from ongoing price erosion and a changing mix of products. Sales were particularly strong in the wireless cellular markets, led by application-specific wireless communications products, amplifiers and power management products, which all grew more than 62 percent over sales for fiscal 1999. Sales in fiscal 2000 for the Information Appliance segment, excluding the Cyrix PC microprocessor unit, grew by 18 percent over sales for fiscal 1999 due to higher volume, offset partially by lower average selling prices. Selling prices were impacted by strong competition and efforts to gain market share, as the group focused on information appliance partners in the set-top box, webpad and thin client markets. This represents a shift from fiscal 1999, when PC-related markets were the primary focus for information appliances. Network product sales declined in fiscal 2000 by 22 percent from sales for fiscal 1999. Although the company introduced new products employing new digital signal processing technology in the second half of the fiscal year, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the sales decline. The decrease in unit shipments more than offset marginal increases in average selling prices for network products.

         Fiscal 2000 sales increased in all geographic regions compared to sales in fiscal 1999, which included Cyrix PC microprocessor product sales. The increases were 40 percent for Japan, 12 percent for Europe, 8 percent for the Asia Pacific region and 3 percent for the Americas. Foreign currency exchange rate fluctuation had minimal impact on sales since the favorable effect from the Japanese yen was offset by the unfavorable effect experienced as the dollar strengthened against most European currencies. Sales for fiscal 2000 as a percentage of total sales increased to 25 percent and 9 percent for Europe and Japan, respectively, while it declined to 36 percent for the Americas and 30 percent for the Asia Pacific region.

         The overall decline in sales for fiscal 1999 from sales for fiscal 1998 was primarily caused by price erosion that affected average selling prices in most of the company's product areas. Sales in fiscal 1999 for analog products declined by 13 percent from fiscal 1998 sales. General weakness experienced by the company in the PC and communications related markets contributed to the decline in sales for the company's analog products, particularly sales in the first half of the year. Industry-wide excess capacity forced average analog selling prices to decline over the year, which more than offset increased unit shipments. Despite the overall decline in sales for analog products, sales within Analog for application-specific wireless communications products grew by 8 percent over fiscal 1998 sales. This growth was driven by higher unit volume with some modest price declines. Sales for network products in fiscal 1999 declined 59 percent from fiscal 1998 sales, as the company continued to experience declining shipments in its existing mature portfolio of ethernet products. The company's failure to introduce successful new network products since the second half of fiscal 1998 was the primary cause of the sharp drop in fiscal 1999 sales for network products. Cyrix PC microprocessor sales also declined by 21 percent from fiscal 1998 sales. Significant price reductions in the Cyrix PC microprocessor products caused the decline in Cyrix sales, despite a unit volume increase. Highly competitive pricing trends and higher-speed microprocessor offerings by competitors negatively impacted average selling prices of Cyrix microprocessors. The decline in sales for information appliance products was also driven by the general weakness experienced during the year in the PC and communications related markets. Sales of integrated microprocessors and certain other PC-related peripheral products declined 40 percent in fiscal 1999 from fiscal 1998 as a result of a decrease in both units and prices. Although integrated microprocessors are now targeted at a variety of information appliance applications, historically, the vast majority of sales of integrated microprocessors through the end of fiscal 1999 has been achieved through PC products, such as sub-$1,000 desktop PCs and lower-cost notebook PCs.

         Compared to sales in fiscal 1998, fiscal 1999 sales decreased in all geographic regions. The decreases were 33 percent for the Americas, 25 percent for Japan, 21 percent for Europe and 7 percent for the Asia Pacific region. As the dollar strengthened against the Japanese yen, the dollar value of foreign currency denominated sales had an unfavorable effect on sales in Japan. This was offset by a generally favorable effect experienced in Europe. As a result, foreign currency exchange rate fluctuation had minimal effect on the overall decrease in sales. For fiscal 1999, sales as a percentage of total sales increased to 31 percent for the Asia Pacific region and declined to 38 percent for the Americas, while it remained constant at 24 percent for Europe and 7 percent for Japan.

Gross Margin

Gross margin as a percentage of sales increased to 46 percent in fiscal 2000 from 21 percent in fiscal 1999 and 35 percent in fiscal 1998. Excluding the effect of charges in fiscal 1999 related to the IBM contract termination of $48.6 million and the write down of Cyrix microprocessor inventory of $43.6 million related to the exit of the Cyrix PC microprocessor business, gross margin for fiscal 1999 was 26 percent. The increase in gross margin for fiscal 2000 was driven primarily by improved product mix, as Cyrix PC microprocessor sales were replaced by higher-margin analog product sales, and by increased factory utilization, particularly at the Arlington and Greenock manufacturing facilities. Wafer fabrication capacity utilization for fiscal 2000 was 75 percent compared to 57 percent for fiscal 1999. This reflects lower activity in Maine, particularly during the first half of the fiscal year due to the decision to exit the Cyrix PC microprocessor business. Excluding the effect of Maine, wafer fabrication capacity utilization for fiscal 2000 was 85 percent. As production activity in Maine began to ramp back up in the second half of fiscal 2000, factory utilization reached 94 percent by the end of the fiscal year. The reduction in depreciation expense associated with the impairment losses recorded in May 1999 on capital assets in Maine also contributed to the overall improvement in gross margin.

         For fiscal 1999, the primary factors contributing to the decline in gross margin from fiscal 1998 were lower factory utilization combined with price erosion, particularly in the Cyrix PC microprocessor products. Lower wafer fabrication capacity utilization for fiscal 1999 of 57 percent compared to 76 percent for fiscal 1998, was primarily caused by running manufacturing facilities (except those located in Maine) at reduced capacity utilization rates during most of the year in order to manage inventory levels and control costs. Capacity utilization in Maine reached 92 percent in the third quarter of fiscal 1999, as the IBM action enabled the company to ramp up its own microprocessor manufacturing and more fully utilize the capacity available in its Maine wafer fabrication facility. However, capacity utilization in Maine significantly declined in the fourth quarter of fiscal 1999, falling to 34 percent by the end of the fiscal year, as a result of the decision to exit the Cyrix PC microprocessor business. Additional expenses of approximately $35.6 million associated with consolidating the Greenock capacity and transferring related processes to the company's other manufacturing facilities also unfavorably affected gross margin.

Research and Development

Research and development expenses in fiscal 2000 were $386.1 million, or 18 percent of sales, compared to $471.3 million in fiscal 1999, or 24 percent of sales, and $482.0 million in fiscal 1998, or 19 percent of sales. The fiscal 2000 and 1998 amounts exclude $4.2 million and $102.9 million, respectively, for in-process R&D charges related to acquisitions. The in-process R&D charges are included as a component of special items in the consolidated statements of operations. Exiting from the Cyrix PC microprocessor business allowed the company to reduce fiscal 2000 R&D spending for product development, as well as the underlying advanced CMOS process development spending. The company continues to invest resources to develop new cores and integrate those cores with its other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. It also continues to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless communications, personal systems and consumer markets, as well as in the process technologies needed to support those products. For fiscal 2000, the company devoted approximately 79 percent of its R&D effort towards new product development and 21 percent towards the development of process technology. This represents a decrease from fiscal 1999 of 3 percent and 47 percent in spending for new product development and process technology, respectively.

         The decline in R&D  expenses  in fiscal 1999 from fiscal 1998  resulted from the company's ability to manage expenses to more closely align spending with business conditions at the time. A significant portion of R&D expenses had been directed towards developing Cyrix microprocessor-based products and advanced sub-micron processes necessary for manufacturing high-performance PC microprocessors.

Selling, General and Administrative

Selling, general and administrative expenses in fiscal 2000 were $312.3 million, or 15 percent of sales, compared to $317.4 million in fiscal 1999, or 16 percent of sales, and $353.2 million in fiscal 1998, or 14 percent of sales. The reduction in fiscal 2000 expenses reflects the benefits achieved from the cost reduction actions announced in May 1999. These cost savings were partially offset by an increase in fiscal 2000 of payroll and employee benefit expenses. The comparable fiscal 1999 expenses also included recoveries derived from service fees paid by Fairchild Semiconductor under a transition services agreement entered into when the company completed its disposition of Fairchild. There is no such recovery reflected in expenses for fiscal 2000, since that agreement terminated during fiscal 1999. The decrease in fiscal 1999 expenses from fiscal 1998 reflects the effect of certain actions taken by the company in late fiscal 1998 to reduce its overall cost structure in response to weakened business conditions experienced at that time.

Restructuring of Operations

During fiscal 2000, the company recorded credits of $14.7 million related to the reduction of certain restructure reserves that were no longer required and the final disposition of equipment from the closure of the Santa Clara wafer fabrication facility. Other activity during fiscal 2000 related to the restructuring actions that were undertaken during fiscal 1999 and 1998 is described in Note 3 of the Notes to Consolidated Financial Statements.

Charge for Acquired In-Process Research and Development

In connection with the acquisition of Algorex Inc. in fiscal 2000, $4.2 million of the total purchase price was allocated to the value of in-process R&D. In connection with the acquisitions during fiscal 1998 of ComCore Semiconductor, Inc., Future Integrated Systems, Inc. and the digital audio technology business of Gulbransen, Inc., $95.2 million, $2.5 million and $5.2 million, respectively, of each total purchase price was allocated to the value of in-process R&D. These amounts were determined through established valuation techniques used in the high-technology industry and were expensed upon acquisition because technological feasibility had not been established and no alternative uses existed for the technologies.

         Algorex was a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. National expects these technologies to enhance its capability in the future to provide complete chipset solutions for the cellular phone and wireless information appliance markets. ComCore was a designer of integrated circuits for computer networking and broadband communications that used mathematical techniques combined with advanced digital signal processing and customized design methodologies to create high-performance communications integrated circuits. ComCore was acquired in order to add advanced design and technology capabilities to the company's existing analog, mixed-signal and digital expertise. FIS supplied graphics hardware and software products for the PC market. FIS was acquired for its design expertise to enhance the company's ability to integrate advanced graphics capabilities into system-on-a-chip solutions for the personal computer market. The Gulbransen audio compressor technology was acquired to provide digital audio building blocks for system-on-a-chip solutions.

         In each acquisition, the fair value of the in-process R&D was based on discounted projected net cash flows expected to be derived after successful completion of the R&D projects underway. Estimates of future cash flows from revenues were based primarily on market growth assumptions, lives of underlying technologies and the company's expected share of market. Gross profit projections were based on the company's experience with products that were similar in nature or products sold into markets with similar characteristics. Estimated operating expenses, income taxes and capital charges were deducted from gross profit to  determine  net  operating  income for the  in-process  R&D projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility. The company discounted the net cash flows of the in-process R&D projects using probability adjusted discount rates that approximated the overall rate of return for each acquisition as a whole and reflected the inherent uncertainties surrounding the development of in-process R&D projects.

Interest Income and Interest Expense

For fiscal 2000, the company earned net interest income of $15.3 million, compared to net interest expense of $2.2 million for fiscal 1999 and net interest income of $22.3 for fiscal 1998. Net interest income in fiscal 2000 was the result of both higher cash balances and higher interest rates, combined with a decrease in interest expense. The decrease in interest expense was mainly due to the redemption of the $258.8 million 6.5 percent convertible subordinated notes, which were repaid in November 1999. Net interest expense in fiscal 1999 compared to net interest income in fiscal 1998 was primarily attributable to less interest earned from slightly lower rates on lower average cash balances while interest expense was relatively consistent, as average debt balances remained unchanged. In addition, the company capitalized $0.4 million of interest associated with capital expansion projects in fiscal 1999 compared to $4.9 million in fiscal 1998. There was no interest capitalized in fiscal 2000.

Other Income, Net

Other income, net was $285.3 million for fiscal 2000, compared to $3.1 million for fiscal 1999 and $24.9 million for fiscal 1998. For fiscal 2000, this included a net gain of $272.5 million from equity investments, $11.5 million of net intellectual property income and other miscellaneous income of $1.3 million. Net intellectual property income for fiscal 2000 related primarily to two significant licensing agreements. This compares to fiscal 1999, which included $11.3 million of net intellectual property income related primarily to a single significant licensing agreement and a $0.1 million net loss from equity investments. These amounts were offset by a $7.0 million settlement of disputes involving intellectual property rights and other miscellaneous expenses of $1.1 million. For fiscal 1998, other income, net included $15.7 million of net intellectual property income related to a single significant licensing agreement, as well as smaller ongoing royalty receipts, a $10.3 million net gain from equity investments and other miscellaneous expenses of $1.1 million.

Income Tax Provision/Benefit

The company recorded income tax expense of $14.9 million in fiscal 2000, compared to income tax benefits in fiscal 1999 and 1998 of $75.5 million and $1.1 million, respectively. The effective tax rate for fiscal 2000 was 2 percent compared to effective tax rates of approximately 7 percent and 1 percent for fiscal 1999 and 1998, respectively. The tax rate in fiscal 2000 is less than the federal statutory rate due primarily to the reduction in U.S. taxable income from the utilization of net operating loss carryovers. Realization of net deferred tax assets ($130.0 million at May 28, 2000) is primarily dependent on the company's ability to generate future U.S. taxable income. Management believes that it is more likely than not that forecasted U.S. taxable income will be sufficient to utilize these tax assets. However, there can be no assurance that the company will meet its expectations of future U.S. taxable income.

Foreign Operations

The company's foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes the company to risk from exchange rate fluctuations. The company's exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Where practical, net non-U.S. dollar denominated asset and liability positions are hedged using forward exchange and purchased option contracts. The company's exposure from foreign revenue is limited to the Japanese yen and the euro. The company hedges up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

The company is exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, the company uses derivative financial instruments. The company does not use derivative financial instruments for speculative or trading purposes.

         Due mainly to the short-term nature of the major portion of the company's investment portfolio, the fair value of the company's investment portfolio or related income would not be significantly impacted by either a 100 basis point increase or decrease in interest rates. An increase in interest rates would benefit the company due to the large net cash position. An increase in interest rates also would not increase interest expense due to the fixed rates of the company's debt obligations.

         A substantial majority of the company's revenue and capital spending is transacted in U.S. dollars. However, the company enters into these transactions in other currencies, primarily the Japanese yen, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, the company has established revenue and balance sheet hedging programs. The company's hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $10 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. The company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

         All of the potential changes noted above are based on sensitivity analyses performed on the company's balances as of May 28, 2000.

Financial Condition

As of May 28, 2000, cash and short-term investments increased to a total $849.9 million from a total $525.9 million at May 30, 1999. Cash generated from operating activities was $399.7 million, an increase over $226.1 million in fiscal 1999 and $280.8 million in fiscal 1998. Net income primarily contributed to this increase. Although operating cash was positively affected by net income earned in fiscal 2000, it was negatively impacted by changes in working capital. The negative effect from changes in working capital was attributable to increases primarily in receivables and in inventories due to higher sales and increased demand.

         Investing activities generated cash of $207.5 million in fiscal 2000 compared to cash used of $317.2 million in fiscal 1999 and $753.6 million in fiscal 1998. Proceeds of $286.0 million from the sale of Fairchild stock was the primary source of cash from investing activities. Proceeds of $75.0 million from the sale of the Cyrix PC microprocessor business also contributed to cash from investing activities. These proceeds were partially offset by the company's investment in property, plant and equipment of $169.9 million. This compares to cash used in investing activities in fiscal 1999 and fiscal 1998, which was primarily for capital expenditures of $303.3 million and $622.0 million, respectively. Lower capital expenditures in fiscal 1999 from fiscal 1998 were driven by significantly reduced spending for the Maine wafer fabrication facility, which was essentially completed by the end of calendar 1998, and management's effort to control the overall level of capital expenditures in response to then weakened business conditions.

         Financing activities used cash of $247.1 million in fiscal 2000, compared to providing cash of $49.0 million in fiscal 1999 and $18.2 million in fiscal 1998. A total of $380.5 million was used to repay debt in fiscal 2000. This included payment of $265.8 million to redeem the company's 6.5 percent convertible subordinated notes. Debt repayment was partially offset by the receipt of $133.4 million from the issuance of common stock under employee benefit plans. In fiscal 1999, the primary contributors to cash generated by financing activities included the proceeds of a $67.5 million drawdown on new equipment loans and $28.0 million from the issuance of common stock under employee benefit plans. Those amounts were partially offset by $56.5 million of general debt repayment. In fiscal 1998, cash provided by financing activities included proceeds of a $100.4 million drawdown on new and existing equipment loans and $63.2 million from the issuance of common stock under employee benefit plans. Those amounts were offset by the $126.4 million redemption of substantially all of the Cyrix 5.5 percent convertible subordinated notes and $19.0 million of other general debt repayment.

         Management foresees substantial cash outlays for plant and equipment throughout fiscal 2001, with primary focus on capacity expansion in its wafer manufacturing and assembly and test facilities, based on expected future unit volume increases. As a result, the fiscal 2001 capital expenditure level is expected to be significantly higher than the fiscal 2000 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2001 capital investments.

Recently Issued Financial Accounting Standards

In June 1999, the Financial Accounting Standards Board deferred the effective date for adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The company is presently analyzing this statement and has not yet determined its impact on the company's consolidated financial statements. The company is required to adopt this statement by the first quarter of fiscal 2002.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. The staff accounting bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The staff accounting bulletin is effective beginning in the fourth quarter of fiscal 2001 and is not expected to have any material impact on the company's consolidated financial statements.

         In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Interpretation No. 44 clarifies the application of Opinion 25 for the definition of an employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award and the accounting for an exchange of stock compensation awards in a business combination. The interpretation is effective July 1, 2000, but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The company believes that this interpretation will not have a material impact on the company's consolidated financial statements.

Year 2000 Readiness Program

The company completed its transition from calendar year 1999 to 2000 with no reported significant impact to operations. The company terminated its formal year 2000 program after its systems, facilities and products successfully transitioned the February 29 leap year date.

         Year 2000 project costs and resource consumption incurred through fiscal 2000 totaled approximately $19 million. Approximately 40 percent of those costs were related to internal staff costs, with the remaining 60 percent for hardware and software upgrade costs that were incremental to ongoing operating expenses. Internal staff that were dedicated to the year 2000 project, either full time or part time, have been redeployed to other areas of focus, such as e-commerce.

Outlook

The statements contained in this outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements.

         The semiconductor industry is characterized by rapid technological change and frequent introduction of new technology leading to more complex and more integrated products. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. In addition, substantial capital and R&D investment are required to support products and manufacturing processes. As a result of these industry conditions, the company has experienced in the past and may experience in the future periodic fluctuations in its operating results.

         The company's strategy is to put systems on a chip for its key trendsetting data highway partners, using its analog expertise as a starting point for forward integration. As a result of this focus, the company expects to grow at or above market rates of growth in particular segments of the analog, mixed-signal and information appliance markets.

         Market conditions for the semiconductor industry improved throughout the fiscal year. The company experienced better than expected sequential quarterly sales growth as new orders continued to strengthen. The analog business was especially healthy, particularly in the cellular markets where sales of amplifier, power management and application-specific wireless products were strong. The company believes its business in these areas will continue to grow and anticipates this improvement to continue into fiscal 2001. However, the company faces the risk that the current improvement in the semiconductor industry may be short-lived. Unless there is continued improvement in new orders, the company may be unable to attain the level of revenue growth expected for fiscal 2001 and operating results will be unfavorably affected. The company derives a significant portion of its revenue from products for the wireless handset market. A decline in the rate of growth for this specific market may also have an unfavorable impact on the company's future revenue and results of operations. The overall rate of orders and product pricing may also be affected by continued and increasing competition and by market growth rates in the personal computer, communication and networking areas.

         The company also continues to devote efforts to develop new network products in order to regain its market position. Although new products employing new digital signal processing technology were introduced in the second half of fiscal 2000, there have been minimal shipments of these products to date. The company anticipates that these new products will begin generating sales in the first half of fiscal 2001. Lack of customer acceptance of products and unforeseen obstacles or schedule delays with additional product development may affect the company's sales and results of operations.

         While business conditions and overall market pricing have a major influence on gross margin, the company's planned expansion of manufacturing capacity, improvements in manufacturing efficiency and the introduction of new products are expected to result in future gross margin improvement. Future gross margin improvement is also predicated on increased new order rates of higher-margin multi-market analog products. Future gross margin is also affected by wafer fabrication capacity utilization. Although management expects to more fully utilize its existing wafer capacity, this expectation is based on continued improvement in new orders, as well as increasing sales volumes.

         Future gross margin will also be affected by the successful completion of the closure of the 4-inch wafer fabrication facility in Greenock, Scotland and transfer of that manufacturing into the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. The company currently expects wafer manufacturing activity in the 4-inch wafer fabrication facility to cease by the end of September 2000 and all other actions associated with the closure to be completed shortly thereafter. Until the closure is completed, the company may be unable to benefit fully from the impact of the related manufacturing cost reductions.

         Future gross margin will also be affected by the company's ability to fill the available capacity in its 8-inch wafer fabrication facility in Maine, where wafer starts were significantly reduced due to the company's decision in May 1999 to exit the Cyrix PC microprocessor business. Although the company had been seeking a third party to partner with National in owning and operating the Maine facility, it is no longer pursuing such an arrangement. Subsequent to the end of fiscal 2000, the company entered into a licensing agreement with Taiwan Semiconductor Manufacturing Company to gain access to a variety of its advanced sub-micron processes for use in the Maine facility, if and when those processes are fully developed. National is currently utilizing its own process technology in Maine and this arrangement will enable National to ultimately gain access down to TSMC's 0.10-micron process technology. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products for the information appliance, wireless and networking markets. There can be no assurance that TSMC will successfully develop all of the processes provided for in the agreement. Lack of adequate process technology would have an adverse impact on the long-term capability of the Maine facility.

         The company is currently pursuing a number of actions to increase the capacity utilization in the Maine wafer fabrication facility. The increase is expected to come from both internal need as well as third-party foundry opportunities. Although revenue from third-party foundry arrangements was not significant during fiscal 2000, the company expects total revenue from this source to grow in fiscal 2001. Total foundry revenue achieved will depend upon the amount of unutilized capacity available and the level of external demand for foundry production. There can be no assurance that external demand for foundry production would not be adversely affected by other outside foundry operations including TSMC in the event they experience available capacity. The company expects to use this foundry business to balance the level of manufacturing activity in Maine, while also considering the service needs of its foundry customers. Management believes that it will be able to successfully increase the manufacturing level in Maine. However, under-utilization of capacity in Maine will have an unfavorable impact on future gross margin.

         The company's focus is to continue to introduce new products, particularly more highly integrated system-on-a-chip products and higher-margin analog products that are targeted towards wireless communication and information appliances. So far, the market for information appliances has grown slower than expected. Despite the fact that the company's information appliance products have received acceptance for design into numerous customer product development projects, volume demand for these products has not yet materialized to contribute any significant level of revenue. If the development of new products is delayed or market acceptance is below expectations, future gross margin may be unfavorably affected.

         The company believes that continued focused investment in research and development, especially the timely development and market acceptance of new products, is a key factor to the company's successful growth and its ability to achieve strong financial performance. National's product portfolio, particularly products in the personal systems and communications area, have short product life cycles. Successful development and introduction of new products are critical to the company's ability to maintain a competitive position in the marketplace. The company will continue to invest resources to develop new cores and integrate those cores with its other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. It will also continue to invest in the development of new analog and mixed-signal technology-based products for applications in the communications, personal systems and consumer markets, as well as in process technologies needed to support those products. As a result, the company anticipates R&D spending for fiscal 2001 to be higher than the fiscal 2000 level, but lower as a percentage of sales, at approximately 16 percent. The company also expects overall SG&A expenses to be slightly higher than in fiscal 1999, but to decline to approximately 14 percent of sales as the company continues to manage its cost structure and control spending.

         Certain aspects of the company's logistics operation are outsourced to a third-party provider. During the first quarter of 2001, the company plans to transfer those outsourced operations to another third-party provider. In the event that the company experiences difficulties or encounters unforeseen obstacles during the transition or the third party is unable to provide an acceptable level of services, this change may have an unfavorable impact on the company's future revenue and results of operations.

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

         From time to time, the company has received notices of tax assessments from certain governments of countries in which the company operates. There can be no assurance that these governments or other government entities will not serve future notices of assessments on the company, or that the amounts of such assessments and the failure of the company to favorably resolve such assessments would not have a material adverse effect on the company's financial condition or results of operations. In addition, the company's tax returns for certain years are under examination in the U.S. While the company believes it has sufficiently provided for all tax obligations, there can be no assurance that the ultimate outcome of the tax examinations will not have a material adverse effect on the company's future financial condition or results of operations.

         The forward-looking statements discussed or incorporated by reference in this outlook section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the PC and communications industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in the company's reports and filings with the SEC.

Appendix to MD&A Graphs
(3 yrs)

                                                   2000          1999          1998
                                               ------------- ------------- -------------
Net Sales per Employee                            $198.0        $164.1        $197.1
Net Operating Margin
  as a Percent of Sales                             16.0%        (55.5%)        (5.8%)
Operating Costs and Expenses
  (As a Percent of Sales):
Selling, General, and
`  Administrative                                    14.6%         16.2%         13.9%
Research and Development                            18.0%         24.1%         19.0%
Cost of Sales                                       54.0%         79.4%         65.1%
Net Property, Plant,
  and Equipment                                   $803.7        $916.0      $1,655.8
Stock Price Ending                                 $49.63        $19.38        $16.25

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page

Financial Statements:

Consolidated Balance Sheets at May 28, 2000 and May 30, 1999               28

Consolidated Statements of Operations for each of the years in
   the three-year period ended May 28, 2000                                29

Consolidated Statements of Comprehensive Income (Loss) for each
   of the years in the three-year period ended May 28, 2000                30

Consolidated Statements of Shareholders' Equity for each of the
   year sin the three-year period ended May 28, 2000                       31

Consolidated Statements of Cash Flows for each of the years in
   the three-year period ended May 28, 2000                                32

Notes to Consolidated Financial Statements                               33-59

Independent Auditors' Report                                               60


Financial Statement Schedule:
-----------------------------
For the three years ended May 28, 2000

Schedule II -- Valuation and Qualifying Accounts                           64

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                    May 28,       May 30,
In Millions, Except Share Amounts                                                     2000          1999
                                                                                  ------------- -------------
ASSETS
Current assets:

    Cash and cash equivalents                                                          $ 778.8       $ 418.7
    Short-term marketable investments                                                     71.1         107.2
    Receivables, less allowances of $58.6 in 2000 and $68.0 in 1999                      258.6         171.9
    Inventories                                                                          192.9         141.3
    Deferred tax assets                                                                  125.7         117.9
    Other current assets                                                                  40.5          32.2
                                                                                  ------------- -------------
Total current assets                                                                   1,467.6         989.2
Property, plant and equipment, net                                                       803.7         916.0
Other assets                                                                             110.9         139.1
                                                                                  ------------- -------------
Total assets                                                                          $2,382.2      $2,044.3
                                                                                  ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $ 31.4        $ 49.3
    Accounts payable                                                                     194.5         189.8
    Accrued expenses                                                                     315.1         348.1
    Income taxes payable                                                                  86.7          77.8
                                                                                  ------------- -------------
Total current liabilities                                                                627.7         665.0
Long-term debt                                                                            48.6         416.3
Other noncurrent liabilities                                                              62.6          62.2
                                                                                  ------------- -------------
Total liabilities                                                                      $ 738.9      $1,143.5
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value. Authorized 300,000,000 shares.
        Issued and outstanding 177,561,617 in 2000; 169,053,112 in 1999                 $ 88.8        $ 84.5
    Additional paid-in capital                                                         1,407.9       1,268.1
    Retained earnings (deficit)                                                          186.7       (434.1)
    Unearned compensation                                                               (12.6)        (15.0)
    Accumulated other comprehensive loss                                                (27.5)         (2.7)
                                                                                  ------------- -------------
Total shareholders' equity                                                            $1,643.3       $ 900.8
                                                                                  ------------- -------------

Total liabilities and shareholders' equity                                            $2,382.2      $2,044.3
                                                                                  ============= =============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                                            May 28,       May 30,       May 31,
In Millions, Except Per Share Amounts                                    2000         1999           1998
                                                                      ----------- -------------- -------------
Net sales                                                              $2,139.9     $1,956.8     $2,536.7
Operating costs and expenses:
    Cost of sales                                                       1,154.9      1,553.5       1,651.7
    Research and development                                              386.1        471.3         482.0
    Selling, general and administrative                                   312.3        317.4         353.2
    Special items                                                         (55.3)       700.9         196.7
                                                                      ----------- -------------- -------------
Total operating costs and expenses                                      1,798.0      3,043.1       2,683.6
                                                                      ----------- -------------- -------------
Operating income (loss)                                                   341.9     (1,086.3)       (146.9)
Interest income (expense), net                                             15.3         (2.2)         22.3
Other income, net                                                         285.3          3.1          24.9
                                                                      ----------- -------------- -------------
Income (loss) before income taxes and extraordinary item                  642.5     (1,085.4)        (99.7)
Income tax expense (benefit)                                               14.9        (75.5)         (1.1)
                                                                      ----------- -------------- -------------
Income (loss) before extraordinary item                                   627.6     (1,009.9)        (98.6)
Extraordinary loss on early extinguishment of debt,
    net of taxes of $0.4 million                                            6.8          -             -
                                                                      ----------- -------------- -------------
Net income (loss)                                                     $   620.8    $(1,009.9)    $   (98.6)
                                                                      =========== ============== =============
Earnings (loss) per share: Income (loss) before extraordinary item:

    Basic                                                                  $3.62      $(6.04)        $(0.60)
    Diluted                                                                $3.27      $(6.04)        $(0.60)
Net income (loss):
    Basic                                                                  $3.58      $(6.04)        $(0.60)
    Diluted                                                                $3.24      $(6.04)        $(0.60)
Weighted-average common and potential common shares outstanding:

    Basic                                                                 173.6       167.1          163.9
    Diluted                                                               191.7       167.1          163.9

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                              May 28,       May 30,      May 31,
In millions                                                                2000         1999          1998
                                                                       ------------- ------------ -------------
Net income (loss)                                                          $620.8     $(1,009.9)    $  (98.6)

Other comprehensive income (loss), net of tax:

     Unrealized gain on available-for-sale securities                       177.0          22.2          2.1
     Reclassification adjustment for realized gain included in
          net income (loss)                                                (195.6)          -           (6.3)
     Minimum pension liability                                               (6.2)        (12.5)       (12.5)
                                                                       ------------- ------------ -------------
Other comprehensive income (loss)                                           (24.8)          9.7        (16.7)
                                                                       ------------- ------------ -------------
Comprehensive income (loss)                                                $596.0     $(1,000.2)     $(115.3)
                                                                        ============= ============ =============

The tax effects of other comprehensive income (loss) components included in each of the years presented above were not significant.

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                     Accumulated

                                                          Additional    Retained                         Other
                                                Common      Paid-In     Earnings       Unearned      Comprehensive
In Millions                                     Stock       Capital     (Deficit)     Compensation    Income (Loss)     Total
                                              ----------- ------------ ------------ ---------------- --------------- -------------
Balances at May 25, 1997                            $80.6   $1,153.8       $675.0        $(42.0)          $   4.3       $1,871.7
Adjustment to conform pooling of interests
   for shareholders' equity                           -          1.3         (0.6)          -                 -              0.7
Net loss                                              -          -          (98.6)          -                 -            (98.6)
Issuance of common stock under option,
   purchase, and profit sharing plans and
   tax benefit of $17.5                               2.1       80.9          -             -                 -             83.0
Fair value of stock options assumed in
   ComCore acquisition                                -          4.3          -             -                 -              4.3
Unearned compensation charge relating to
   issuance of restricted stock                       -          0.7          -            (0.7)              -              -
Cancellation of restricted stock                      -         (0.9)         -             0.9               -              -
Amortization of unearned compensation                 -          -            -            14.5               -             14.5
Other comprehensive loss                              -          -            -             -               (16.7)         (16.7)
--------------------------------------------- ----------- ------------- ----------- ----------------- ---------------- -----------
Balances at May 31, 1998                             82.7    1,240.1        575.8         (27.3)            (12.4)       1,858.9
Net loss                                              -          -       (1,009.9)          -                 -         (1,009.9)
Issuance of common stock under option,
   purchase, and profit sharing plans                 1.8       26.5          -             -                 -             28.3
Unearned compensation charge relating to
   issuance of restricted stock                       -          3.5          -            (3.5)              -              -
Cancellation of restricted stock                      -         (2.0)         -             2.0               -              -
Amortization of unearned compensation                 -          -            -            13.8               -             13.8
Other comprehensive income                            -          -            -             -                 9.7            9.7
--------------------------------------------- ----------- ------------- ----------- ----------------- ---------------- -----------
Balances at May 30, 1999                             84.5    1,268.1       (434.1)        (15.0)             (2.7)         900.8
Net income                                            -          -          620.8           -                 -            620.8
Issuance of common stock under option,
   purchase, and profit sharing plans                 4.1      130.6          -             -                 -            134.7
Unearned compensation charge relating to
   issuance of restricted stock                       0.1        8.2          -            (8.3)              -              -
Cancellation of restricted stock                      -         (6.0)         -             2.7               -             (3.3)
Amortization of unearned compensation                 -          -            -             8.0               -              8.0
Issuance of common stock upon conversion
   of a convertible subordinated
   promissory note                                    0.1        7.0          -             -                 -              7.1
Other comprehensive loss                              -          -            -             -               (24.8)         (24.8)
--------------------------------------------- ----------- ------------- ----------- ----------------- ---------------- -----------
Balances at May 28, 2000                            $88.8   $1,407.9       $186.7        $(12.6)           $(27.5)      $1,643.3
                                              =========== ============= =========== ================= ================ ===========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended                                                                May 28,      May 30,     May 31,
In Millions                                                                 2000         1999         1998
                                                                         ------------ ------------ -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $620.8    $(1,009.9)     $ (98.6)
Adjustments to reconcile net income (loss)
    with net cash provided by operations:
    Depreciation and amortization                                            263.8        405.6        306.7
    Loss (gain) on investments                                              (272.5)         0.1        (10.3)
    Loss on disposal of equipment                                             11.9         50.5          9.7
    Deferred tax provision                                                   (12.1)        52.8          4.9
    Tax benefit associated with stock options                                  -            -           17.5
    Non-cash special items                                                   (55.3)       700.9        196.7
    Other, net                                                                 1.6          0.7         (0.5)
    Changes in certain assets and liabilities, net:
        Receivables                                                          (86.7)        36.6         55.7
        Inventories                                                          (57.0)       142.6        (60.6)
        Other current assets                                                  (8.3)        44.2         (2.9)
        Accounts payable and accrued expenses                                 (9.7)       (80.6)      (102.8)
        Income taxes                                                           9.0       (114.0)       (47.0)
        Other liabilities                                                     (5.8)        (3.4)        12.3
                                                                         ------------ ------------ -----------
Net cash provided by operating activities                                    399.7        226.1        280.8
                                                                         ------------ ------------ -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (169.9)      (303.3)      (622.0)
Sale of equipment                                                              8.6          -            -
Maturity of held-to-maturity securities                                        -            -           14.5
Sale and maturity of available-for-sale securities                           151.2        167.1      1,005.8
Purchase of available-for-sale securities                                   (115.1)      (162.0)    (1,051.5)
Disposition of Cyrix PC microprocessor business                               75.0          -            -
Sale of investments                                                          286.0          0.1         16.2
Business acquisitions, net of cash acquired                                  (22.2)         -          (96.4)
Purchase of investments and other, net                                        (6.1)       (19.1)       (20.2)
                                                                         ------------ ------------ -----------
Net cash provided by (used by) investing activities                          207.5       (317.2)      (753.6)
                                                                         ------------ ------------ -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes                                (265.8)         -         (126.4)
Issuance of debt                                                               -           77.5        100.4
Repayment of debt                                                           (114.7)       (56.5)       (19.0)
Issuance of common stock, net                                                133.4         28.0         63.2
                                                                         ------------ ------------ -----------
Net cash provided by (used by) financing activities                         (247.1)        49.0         18.2
                                                                         ------------ ------------ -----------
Net change in cash and cash equivalents                                      360.1        (42.1)      (454.6)
Adjustment to conform pooling of interests for cash and cash
   equivalents at beginning of year                                            -            -           17.6
Cash and cash equivalents at beginning of year                               418.7        460.8        897.8
                                                                         ------------ ------------ -----------
Cash and cash equivalents at end of year                                    $778.8     $  418.7       $460.8
                                                                         ============ ============ ===========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and its majority-owned subsidiaries. Throughout the notes to the consolidated financial statements, National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company. All significant intercompany transactions are eliminated in consolidation. Nonmarketable investments in which National has less than 20 percent ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment.

         The company's fiscal year ends on the last Sunday of May. The fiscal years ended May 28, 2000 and May 30, 1999 had 52-week years. The fiscal year ended May 31, 1998 had a 53-week year. Operating results for the additional week in fiscal 1998 were considered immaterial to the consolidated results of operations.

         In November 1997, the company acquired all outstanding shares of Cyrix Corporation common stock (See Note 4). The merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements include Cyrix. Since the fiscal years for National and Cyrix differed, Cyrix changed its fiscal year-end to coincide with National's beginning in fiscal 1998. The results of operations for the period January 1, 1997 through May 25, 1997 for Cyrix, which included net sales of $84.6 million, total operating costs and expenses of $84.4 million, other expense of $1.1 million, income tax benefit of $0.3 million, net loss of $0.6 million and an increase in capital from the issuance of common stock of $1.3 million, have been recorded as an adjustment to shareholders' equity.

Revenue Recognition

Revenue from the sale of semiconductor products is recognized when shipped, with a provision for estimated returns and allowances recorded at the time of shipment. Other revenues are generally recognized ratably over the contractual period or as the services are performed according to the terms of the arrangement.

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

         The company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets. In connection with various capital expansion projects, the company capitalized $0.4 million and $4.9 million of interest in fiscal 1999 and 1998, respectively. No interest was capitalized in fiscal 2000.

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

         In connection with certain restructuring actions during fiscal 1999 and 1998, the company recorded impairment losses of $633.9 million and $20.3 million, respectively (See Note 3). The fair value of the related assets was determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

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

         For all years presented, the reported net income (loss) was used in the computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:


                                                                                Years Ended
                                                                 May 28,          May 30,         May 31,
(In Millions)                                                      2000            1999             1998
                                                              --------------- ---------------- ---------------
Weighted-average common shares outstanding used
    for basic earnings per share                                   173.6           167.1            163.9
Effect of dilutive securities:
    Stock options                                                   18.1             -                -
                                                              --------------- ---------------- ---------------
Weighted-average common and potential common shares
    outstanding used for diluted earnings per share                191.7           167.1            163.9
                                                              =============== ================ ===============

         As of May 28, 2000, there were options outstanding to purchase 8.4 million shares of common stock with a weighted-average exercise price of $59.49, which could potentially dilute basic earnings per share in the future, but which were not included in diluted earnings per share as their effect was antidilutive. The effect of potential common stock from stock options was antidilutive for fiscal 1999 and 1998. Therefore, stock options to purchase 36.2 million shares of common stock with a weighted-average exercise price of $14.70 and 22.8 million shares of common stock with a weighted-average exercise price of $22.49 were not included in diluted earnings per share at May 30, 1999 and May 31, 1998, respectively. The company also had outstanding the $258.8 million convertible subordinated notes, which were convertible into approximately 6.0 million shares of common stock at May 30, 1999 and May 31, 1998. For all years presented, the effect of the assumed conversion of the convertible subordinated notes was antidilutive.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. Accordingly, gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to their short period of time until maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 28, 2000.

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

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2000 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments

Marketable Investments

The company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 28, 2000, investments were placed with a variety of different financial institutions or other issuers. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2. The company's investment portfolio generally matures within one year or less. Gross realized gains on available-for-sale securities approximated $273.0 million and $10.6 million for fiscal 2000 and 1998, respectively. No gross realized gains were recognized in fiscal 1999. Gross realized losses were not material for fiscal 2000, 1999 or 1998.

Investments at fiscal year-end comprised:


                                                                   Gross           Unrealized       Estimated
(In Millions)                                                  Amortized Cost    Gains/(Losses)     Fair Value
2000

SHORT-TERM INVESTMENTS Available-for-sale securities:

    Certificates of deposit                                       $ 15.0             $   -            $  15.0
    Corporate bonds                                                 34.9                (0.1)            34.8
    U.S. government and federal agency debt securities              21.3                 -               21.3
                                                             ------------------- ---------------- ---------------
Total short-term investments                                      $ 71.2              $ (0.1)         $  71.1
                                                             =================== ================ ===============

LONG-TERM INVESTMENTS Available-for-sale securities:

    Equity securities                                            $   8.9              $  3.8          $  12.7
                                                             ------------------- ---------------- ---------------
Total long-term investments                                      $   8.9              $  3.8          $  12.7
                                                             =================== ================ ===============

1999

SHORT-TERM INVESTMENTS Available-for-sale securities:

    Certificates of deposit                                      $   9.0             $   -           $    9.0
    Corporate bonds                                                 74.8                (0.1)            74.7
    Auction rate preferred stock                                    11.0                 -               11.0
    U.S. government and federal agency debt securities              12.5                 -               12.5
                                                             ------------------- ---------------- ---------------
Total short-term investments                                      $107.3              $ (0.1)          $107.2
                                                             =================== ================ ===============

LONG-TERM INVESTMENTS Available-for-sale securities:

    Equity securities                                            $   2.0               $22.3          $  24.3
                                                             ------------------- ---------------- ---------------
Total long-term investments                                      $   2.0               $22.3          $  24.3
                                                             =================== ================ ===============

         Long-term investments of $12.7 million and $24.3 million were included in other assets at May 28, 2000 and May 30, 1999, respectively.

         At May 28, 2000, the company held $31.8 million and $694.7 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($226.5), institutional money market funds ($16.2), commercial paper ($459.1) and auction rate preferred stock ($24.7).

         At May 30, 1999, the company held $0.3 million and $389.4 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($142.1), institutional money market funds ($8.6) and commercial paper ($239.0).

         Net unrealized gains on available-for-sale securities of $3.2 million at May 28, 2000 and $22.2 million at May 30, 1999 are included in accumulated other comprehensive loss. The related tax effects are not significant.

Off-Balance Sheet Financial Instruments

The company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. Company policy allows the use of derivative financial instruments to protect against market risks arising in the normal course of business. Company policy prohibits the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase the underlying exposure. The criteria used for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.

Foreign Currency Instruments

The objective of the foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily consist of product sales in currencies other than the U.S. dollar, a majority of which are made through the company's subsidiaries in Europe and Japan. In addition, the company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses from foreign currency transactions were not significant for fiscal 2000, 1999 and 1998.

Interest Rate Derivatives

The company uses swap agreements to convert the variable interest rate of certain long-term Japanese yen debt to a fixed Japanese yen interest rate (1.63 percent at May 28, 2000).

Fair Value and Notional Principal of Off-Balance Sheet Financial Instruments

The table below shows the fair value and notional principal of off-balance sheet instruments as of May 28, 2000 and May 30, 1999. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 28, 2000 and May 30, 1999. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

Transactions Qualifying for Hedge Accounting:

                                                                   Carrying      Notional    Estimated       Credit
(In Millions)                                                       Amount      Principal    Fair Value       Risk
                                                                 -------------- ----------- ------------- -------------
2000

INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                 $   -            $22.5      $ (0.2)      $   -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To buy dollars:
  Japanese yen                                                     $   -           $  7.4      $  0.1       $   -
To sell dollars:
  Pound sterling                                                   $   -            $25.4      $ (1.5)      $   -
  Singapore dollar                                                     -             10.1        (0.2)          -
                                                                 -------------- ----------- ------------- -------------
          Total                                                    $   -            $35.5      $ (1.7)      $   -
                                                                 ============== =========== ============= =============

Purchased options:
  Pound sterling                                                   $   -            $14.2     $   -         $   -
  Japanese yen                                                         -              3.0         -             -
  Other                                                               (0.1)           2.8         -             -
                                                                 -------------- ----------- ------------- -------------
          Total                                                     $ (0.1)         $20.0     $   -         $   -
                                                                 ============== =========== ============= =============


INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                  $   -            $20.1      $ (0.3)      $   -

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                                                     $ (0.2)         $17.9      $ (0.2)      $   -
  Singapore dollar                                                     (0.1)          10.1        (0.2)          -
                                                                 -------------- ----------- ------------- -------------
          Total                                                      $ (0.3)         $28.0      $ (0.4)      $   -
                                                                 ============== =========== ============= =============

Purchased options:
  Pound sterling                                                    $   -            $ 8.0     $   -         $   -
  Japanese yen                                                         (0.1)           7.0         0.1           0.1
  Other                                                                 -              5.0         -             -
                                                                 -------------- ----------- ------------- -------------
          Total                                                      $ (0.1)         $20.0      $  0.1        $  0.1
                                                                 ============== =========== ============= =============

         All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 28, 2000 and May 30, 1999 are immaterial. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Unrealized gains and losses on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Unrealized gains on such agreements at May 28, 2000 and May 30, 1999 were immaterial.

Fair Value of Financial Instruments

At May 28, 2000, the estimated fair value of long-term debt was $100.6 million and the carrying values of receivables and accounts payable approximate their estimated fair values.

Concentrations of Credit Risk

Financial instruments that potentially subject the company to concentrations of credit risk are primarily investments and trade receivables. The company's investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of credit from any one financial institution or direct issuer. The company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. The company performs continuing credit evaluations of its customers whenever necessary and generally does not require collateral. Historically, it has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Restructuring of Operations

     In fiscal 2000 the company reported a $14.7 million credit from restructuring of operations related to the actions described below: In connection with the restructuring actions announced in May 1999, the company paid $22.5 million in severance to terminated employees during fiscal 2000. Payment was made to 167 employees terminated in the worldwide workforce reduction action, 278 employees terminated in connection with the closure of the 8-inch development wafer fabrication facility located in Santa Clara, California and 418 employees terminated in connection with the decision to exit the Cyrix PC microprocessor business. In connection with the sale of the Cyrix PC microprocessor business in September 1999 (discussed in the following paragraph), 104 of these terminated employees were hired by VIA Technologies, Inc., a Taiwanese company. Since all activities that were related to these restructuring actions were substantially completed during fiscal 2000, the company recorded a credit of $9.0 million for severance and other exit-related cost reserves no longer required. In connection with the closure of the Santa Clara wafer fabrication facility, the company also recorded a credit of $2.6 million from the final disposition of related equipment. The company paid $11.8 million for other exit-related costs during fiscal 2000, primarily related to activities connected with the closure of the Santa Clara 8-inch development wafer fabrication facility.

         In September 1999, the company completed the sale of the assets of the Cyrix PC microprocessor business to VIA Technologies, Inc. The sale included the M II x86 compatible microprocessor and successor products. National retained the integrated Media GX microprocessor, which forms the core of the new GeodeTM family of solutions for the information appliance market. Assets sold included inventories, land, buildings and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC microprocessor-related manufacturing assets in Toa Payoh, Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to National for certain employee retention costs incurred solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. The company recorded a gain on the sale of $26.8 million.

         In September 1999, the company also announced it would retain full ownership of its semiconductor manufacturing facility in Greenock, Scotland and ceased its efforts to seek an investor to acquire and operate that facility as an independent foundry business. As a result, the company recorded a credit of $3.1 million from the reduction of its restructure reserve related to a penalty that the company will no longer incur. The company will continue to consolidate its manufacturing lines in Greenock as previously announced in October 1998 by closing the 4-inch wafer fabrication facility and transferring products and processes to the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. In connection with the closure of the 4-inch wafer fabrication facility, the company paid $9.3 million in severance to 407 terminated employees during fiscal 2000. The company currently expects the remainder of employee terminations resulting from the facility closure to be completed during the first quarter of fiscal 2001. Wafer manufacturing activity in the 4-inch wafer fabrication facility is expected to cease by the end of September 2000 and all other actions associated with the closure of the 4-inch wafer fabrication facility will be completed shortly thereafter.

     In fiscal 1999, the company reported a net restructure charge of $700.9 million related to the actions described below: In May 1999, the company announced its decision to exit the Cyrix PC microprocessor business and related support activities in order to sharpen its focus on the emerging information appliance market and on its traditional analog business. The related actions, which were substantially completed during fiscal 2000, included the elimination in total of approximately 1,126 positions worldwide and closure of the 8-inch development wafer fabrication facility in Santa Clara, California. In connection with these actions, operating results for fiscal 1999 included a restructure charge of $689.6 million. The decision to exit the Cyrix PC microprocessor business resulted in significant impairment of capital assets in South Portland, Maine; Richardson, Texas; and Toa Payoh, Singapore, which were substantially devoted to supporting the Cyrix PC microprocessor business. The company also announced its intention to seek a third-party to partner with National in owning and operating its wafer fabrication facility in Maine. As a result, the restructure charge included impairment losses of $494.3 million relating to these assets. The Maine assets have been treated as assets to be held and used, since they relate to a wafer fabrication facility that cannot be removed immediately from operations and are being depreciated over the new expected life. The planned exit from the 8-inch development wafer fabrication facility in Santa Clara resulted in an additional $139.6 million impairment loss included in the restructure charge. The other components of the restructure charge included $37.0 million for severance and $18.7 million for other exit-related costs. Of the total charge, noncash charges included the impairment losses and $3.2 million of other exit-related costs. During fiscal 1999, the company paid $5.4 million for severance to 263 terminated employees associated with these actions.

         In October 1998, the company announced plans to consolidate its wafer manufacturing operations in Greenock, Scotland and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. This action was prompted by a continued weakness in the semiconductor market, which resulted in overall lower capacity utilization of the company's manufacturing facilities. The company is in the process of closing its 4-inch wafer fabrication facility in Greenock and consolidating the related manufacturing into its 6-inch wafer fabrication facility on the same site. The company is also moving some of the Greenock capacity and related processes to its manufacturing facility in Arlington, Texas. This action was originally expected to reduce the Greenock workforce by approximately 600 employees. The Greenock assets have been treated as assets to be held and used since they cannot be removed immediately from operations and are being depreciated over the new expected life. In connection with the closure of the 4-inch wafer fabrication facility, the company recorded a restructuring charge of $23.0 million in fiscal 1999. The charge included $12.6 million for severance, $3.9 million for costs associated with the dismantling of the 4-inch wafer fabrication facility and approximately $6.5 million for other exit-related costs. Other than $5.5 million of other exit-related costs for noncash items, the charge included primarily cash items.

         The fiscal 1999 restructure charges were partially offset by a credit of $11.7 million related to certain prior restructure actions. The credit included $3.0 million for severance, $4.1 million from the disposition of assets and $4.6 million for other exit costs. The credit was prompted by the completion during fiscal 1999 of remaining actions primarily associated with the closure of the 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in fiscal 1998.

     In fiscal  1998 the  company  reported  a net  restructure  charge of $63.8 million  related  to the  actions  described  below:  Due to  weakened  business conditions experienced in the second half of fiscal 1998, the company implemented an overall cost reduction plan in April 1998, including a worldwide workforce reduction. This action, which was completed during fiscal 1999, resulted in a total reduction of 815 people. During fiscal 1999, the company paid $10.8 million of severance to 458 remaining employees associated with this action. In addition, the plan included modification of certain previously announced actions related to the closure of the Santa Clara 5-inch and 6-inch wafer manufacturing facilities, as well as additional impairment loss related to the write down of certain assets in the 0.65-micron wafer manufacturing facility in Arlington, Texas. As a result, the company recorded a $73.6 million restructuring charge in fiscal 1998. The restructuring charge included approximately $32.5 million for severance and lease termination costs, $10.6 million for the write-off of assets related to discontinued product development programs and $10.2 million for the write-off of assets related to discontinued process technology development. It also included an additional $20.3 million impairment loss on certain assets in the Arlington wafer manufacturing facility. The additional impairment loss was caused by weakened business conditions that significantly reduced the demand for wafers from the 0.65-micron wafer manufacturing facility. These charges were partially offset by a credit of $9.8 million for severance reserves no longer required, related to actions that were completed during fiscal 1998 from the fiscal 1997 reorganization of the company's operating structure and realignment of its manufacturing facilities.

         Included in accrued liabilities at May 28, 2000, is $19.1 million related to severance and other exit costs for restructuring actions, as discussed above, that were not yet completed as of the end of fiscal 2000. These restructuring costs primarily represent facility clean-up costs and lease obligations, as well as approximately $2.6 million of remaining severance related to the closure of the Greenock 4-inch wafer fabrication facility. The timing of actual departure of employees and payment of severance may occur in different accounting periods due to minimum termination notification periods. Severance is usually paid on the effective date of termination.

Note 4.  Acquisitions

In December 1999, the company acquired Algorex Inc., a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. These technologies are expected to enhance the company's future capability to provide complete chipset solutions for the cellular phone and wireless information appliance markets. The acquisition was accounted for using the purchase method with a purchase price of $21.5 million. In connection with the acquisition, the company recorded a $4.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations. The amount allocated to the in-process research and development charge was determined through an established valuation technique used in the high technology industry. It was expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist for the technology. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on future operating results.

         As discussed in Note 1, the company completed its merger with Cyrix in November 1997. In connection with the merger, the company recorded a special charge of $30.0 million related to certain merger and related expenses, which is included as part of special items in the statement of operations for the year ended May 31, 1998. These expenses primarily included transaction fees for
investment  bankers,  attorneys  and  accountants  ($18.3  million);   financial
printing costs ($2.0 million); and costs associated with the elimination of duplicate facilities and operations ($9.7 million). The company also expected to pay approximately $10.1 million in retention bonuses to certain Cyrix employees. These amounts were expensed to operations ratably over the employees' service period, which were generally 18 months following the consummation of the merger.

         The following table summarizes the results of operations previously reported by the separate companies through November 23, 1997, which represents the closest interim period to the date the merger was consummated:


                                                 Six Months Ended
                                                November 23, 1997
                                    -------------------------------------------
(In Millions)                           Net Sales             Net Income
                                    ------------------- -----------------------
National                                  $1,241.1            $  120.1
Cyrix                                        135.6               (28.6)
                                    ------------------- -----------------------
Net income                                $1,376.7           $    91.5
                                    =================== =======================

         There were no transactions between Cyrix and National prior to the combination, and no adjustments were necessary to conform the accounting policies of the combining companies. Certain amounts for Cyrix were reclassified to conform with the financial statement presentation followed by National.

Note 5.  Consolidated Financial Statement Details

(In Millions)                                                                2000            1999
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                        $     7.4     $      9.1
Returns and allowances                                                        51.2           58.9
                                                                         -------------- ---------------
Total receivable allowances                                              $    58.6      $    68.0
                                                                         ============== ===============

INVENTORIES

Raw materials                                                            $    16.6      $    13.0
Work in process                                                              112.0           81.0
Finished goods                                                                64.3           47.3
                                                                         -------------- ---------------
Total inventories                                                         $  192.9       $  141.3
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                     $    20.5      $    17.0
Buildings and improvements                                                   514.3          531.3
Machinery and equipment                                                    1,693.8        1,728.6
Construction in progress                                                      74.5           42.2
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,303.1        2,319.1
Less accumulated depreciation and amortization                             1,499.4        1,403.1
                                                                         -------------- ---------------
Property, plant and equipment, net                                        $  803.7       $  916.0
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                              $  182.4       $  131.0
Restructuring of operations                                                   19.1           79.5
Other                                                                        113.6          137.6
                                                                         -------------- ---------------
Total accrued expenses                                                    $  315.1       $  348.1
                                                                         ============== ===============

(In Millions)                                                       2000          1999         1998
                                                                ------------- ------------- -----------
SPECIAL ITEMS - Income (expense)
Restructuring of operations                                      $  14.7       $(700.9)     $  (63.8)
Gain on disposition of Cyrix PC microprocessor business             26.8           -             -
In-process research and development charge                          (4.2)          -          (102.9)
Other                                                               18.0           -           (30.0)
                                                                ------------- ------------- -----------
                                                                 $  55.3       $(700.9)      $(196.7)
                                                                ============= ============= ===========

         For fiscal 2000 special items, a credit of $18.0 million to reduce the excess portion of a contingent liability related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 is included in other. The agreement was connected with the disposition of Fairchild Semiconductor in fiscal 1997. For fiscal 1998 special items, merger costs of $30.0 million related to the merger with Cyrix in fiscal 1998 is included in other (See Note
4).

     The in-process research and development charge of $102.9 million in fiscal 1998 was related to the acquisition of ComCore Semiconductor, Inc. ($95.2 million), Future Integrated Systems, Inc. ($2.5 million) and the digital audio technology business of Gulbransen, Inc. ($5.2 million).

(In Millions)                                                       2000          1999         1998
                                                                ------------- ------------- -----------
INTEREST INCOME (EXPENSE), NET
Interest income                                                   $  33.2        $ 26.9      $ 48.6
Interest expense                                                    (17.9)        (29.1)      (26.3)
                                                                ------------- ------------- -----------
Interest income (expense), net                                    $  15.3        $ (2.2)     $ 22.3
                                                                ============= ============= ===========

OTHER INCOME, NET
Net intellectual property income                                  $  11.5        $ 11.3      $ 15.7
Gain on investments, net                                            272.5          (0.1)       10.3
Other                                                                 1.3          (8.1)       (1.1)
                                                                ------------- ------------- -----------
Total other income, net                                            $285.3        $  3.1      $ 24.9
                                                                ============= ============= ===========

         Intellectual property income is net of commissions. Net intellectual property income for fiscal 2000 included $9.7 million related to two separate single license arrangements, one with a Japanese company and the other with a U.S. company. For fiscal 1999 and 1998, net intellectual property income included $10.5 million and $11.2 million related to single licensing arrangements in each year with separate Korean companies. Aside from these single licensing agreements, none of the other license agreements in fiscal 2000, 1999 or 1998 were considered individually material.

Note 6.  Debt

Debt at fiscal year-end consisted of the following:


(In Millions)                                                                    2000         1999
                                                                             ------------- ------------
Convertible subordinated notes payable at 6.5%, net of
   debt issuance costs                                                        $   -          $255.8
Notes secured by real estate payable at 12.5% - 12.6%                             8.8          16.0
Notes secured by equipment payable at 7.0% - 8.0%                                38.6         157.1
Convertible subordinated promissory notes                                        10.0          15.0
Other debt                                                                       22.6          21.7
                                                                             ------------- ------------
Total debt                                                                       80.0         465.6
Less current portion of long-term debt                                           31.4          49.3
                                                                             ------------- ------------
Long-term debt                                                                 $ 48.6        $416.3
                                                                             ============= ============

         On November 12, 1999, the company paid $265.8 million from its existing cash balances to redeem substantially all of the outstanding amounts related to its $258.8 million, 6.5 percent convertible subordinated notes due 2002. Pursuant to the terms of the Note Indenture, the notes were redeemed at a price of 102.786 percent of the principal amount. Holders of the notes also received accrued interest through November 11, 1999. In connection with the redemption, the company recorded a $6.8 million extraordinary loss, net of income taxes of $0.4 million, for fiscal 2000.

         Notes secured by real estate include two notes assumed as part of the repurchase of the equity interest in the company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually, principal payments vary and maturities range from March 2001 to March 2002.

         Notes secured by equipment are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over various periods ranging from three to five years. Maturities of loans under these agreements range from November 2001 to November 2003. These financing agreements contain certain covenant and default provisions that require the company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.

         In connection with a retention arrangement related to the acquisition of ComCore Semiconductor, Inc. in fiscal 1998, the company issued convertible subordinated promissory notes to each of the founding shareholders of ComCore for a total of $15.0 million. As a result of the termination of one ComCore founding shareholder during fiscal 2000, the company issued 247,104 shares of common stock upon the conversion of one of the promissory notes. The remaining notes for a total of $10.0 million are noninterest-bearing and are due the earlier of either the date of termination of the employee or May 2001. Each note is convertible, in whole or in part, into shares of common stock on the maturity date or within 30 days thereafter, based on an initial conversion price of $16.1875.

For each of the next five fiscal years and thereafter, debt obligations mature as follows:

                                   Total Debt

       (In Millions)             (Principal Only)
                                 ------------------

              2001                   $ 31.4
              2002                     41.8
              2003                      4.7
              2004                      2.1
              Thereafter                 -
                                 ------------------
              Total                  $ 80.0
                                 ==================


         The company's multicurrency and revolving financing agreements provide for multicurrency loans, letters of credit and standby letters of credit. Both the multicurrency loan agreement ($15 million) and the revolving credit agreement ($225 million), which includes standby letters of credit, expire in October 2000. The company anticipates both of these agreements will be renewed or replaced on or prior to expiration. At May 28, 2000, $24.0 million of the combined total commitments under the multicurrency and revolving financing agreements was utilized. These agreements contain restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 28, 2000, under the most restrictive covenant, $114.4 million of tangible net worth was unrestricted and available for payment of dividends on the company's common stock.

Note 7.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consist of the following:


(In Millions)                                                             2000         1999           1998
                                                                       ----------- -------------- --------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM
U.S.                                                                      $589.3    $(1,136.2)      $(168.7)
Non-U.S.                                                                    53.2         50.8          69.0
                                                                       ----------- -------------- --------------
                                                                          $642.5    $(1,085.4)     $  (99.7)
                                                                       =========== ============== ==============

INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal                                                           $     -     $   (142.5)     $  (45.6)
U.S. state and local                                                         -            -             0.4
Non-U.S.                                                                    27.0         14.2          21.7
                                                                       ----------- -------------- --------------
                                                                            27.0       (128.3)        (23.5)
Deferred:
U.S. federal and state                                                       -           57.2           9.4
Non-U.S.                                                                   (12.1)        (4.4)         (4.5)
                                                                       ----------- -------------- --------------
                                                                           (12.1)        52.8           4.9

  Charge in lieu of taxes attributable to employee stock plans               -            -            17.5
                                                                       ----------- -------------- --------------
  Income tax expense (benefit)                                           $  14.9   $    (75.5)    $    (1.1)
                                                                       =========== ============== ==============

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 28, 2000 and May 30, 1999 are presented below:


(In Millions)                                                                           2000           1999
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Reserves and accruals                                                                   $269.1         $432.1
Non-U.S. loss carryovers and other allowances                                             36.6           48.4
Federal and state credit carryovers                                                      251.0          183.3
Other                                                                                     59.4           95.6
                                                                                    -------------- --------------
Total gross deferred assets                                                              616.1          759.4
   Valuation allowance                                                                  (451.2)        (536.7)
                                                                                    -------------- --------------
Net deferred assets                                                                      164.9          222.7
                                                                                    -------------- --------------
DEFERRED TAX LIABILITIES
Depreciation                                                                               -            (69.3)
Other liabilities                                                                        (34.9)         (35.5)
                                                                                    -------------- --------------
Total gross deferred liabilities                                                         (34.9)        (104.8)
                                                                                    -------------- --------------
Net deferred tax assets                                                                 $130.0         $117.9
                                                                                    ============== ==============

         The company recorded a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized due to the expiration of net operating losses and tax credit carryovers. The valuation allowance for deferred tax assets as of May 28, 2000 includes $47.8 million attributable to stock option deductions. The benefit of the deductions will be credited to equity when realized. Included in other assets on the consolidated balance sheet at May 28, 2000 is $4.3 million of deferred tax assets.

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences, net of valuation allowances as of May 28, 2000.

         The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:


                                                                       2000           1999           1998
                                                                  --------------- -------------- --------------
U.S. federal statutory tax rate                                        35.0%          (35.0)%       (35.0)%

Non-U.S. losses and tax differential
   related to non-U.S. income                                          (1.0)           (0.6)         (7.9)

U.S. state and local taxes net of federal benefits                      -               -             0.4

Utilization of loss carryovers                                        (19.3)            -             -

Changes in valuation allowances                                       (12.7)           32.4           -

Change in estimate for tax contingencies                                -              (6.8)          -

Write-off of in-process R&D                                             -               -            38.4

Other                                                                   0.3             3.0           3.0
                                                                  --------------- -------------- --------------
Effective tax rate                                                      2.3%           (7.0)%        (1.1)%
                                                                  =============== ============== ==============

     U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $428.8 million at May 28, 2000, because the company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $115.0 million would accrue after utilization of U.S. tax credits.

         At May 28, 2000, the company had U.S. and state credit carryovers of approximately $154.8 million and $96.2 million, respectively, for tax return purposes, which primarily expire from 2001 through 2020. In addition, the company had U.S. operating loss carryovers of approximately $99.4 million that expire in 2020. The company also had operating loss carryovers and other allowances of $138.5 million from certain non-U.S. jurisdictions.

         In November 1999, the company and the IRS filed a stipulation of settled issue with the United States Tax Court. The stipulation confirms the settlement between the company and the IRS of all outstanding issues related to a deficiency notice previously issued by the IRS seeking additional taxes for fiscal 1989. The issues giving rise to the additional taxes primarily related to the company's former Israeli operation and the purchase price paid in fiscal 1988 for Fairchild Semiconductor Corporation. The computations of the deficiency for 1989 and any related deficiency liabilities, or refunds, if any, for subsequent years have not been finalized. The IRS is also examining the company's tax returns for fiscal 1994 through 1996. The company believes that adequate tax payments have been made or accrued for all years.

Note 8.  Shareholders' Equity

Each outstanding share of common stock carries with it a stock purchase right. The rights were issued pursuant to a dividend distribution declared on August 5, 1988. If and when the rights become exercisable, each right entitles the registered holder to purchase one one-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one-thousandth share, subject to adjustment. The rights are attached to all outstanding shares of common stock and no separate rights certificates have been distributed.

         If any individual or group acquires 20 percent or more of common stock, or announces a tender or exchange offer which, if consummated, would result in that person or group owning at least 20 percent of the company's common stock, the rights become exercisable and will detach from the common stock. If the person or group actually acquires 20 percent or more of the common stock (except in certain cash tender offers for all of the common stock), each right will entitle the holder to purchase, at the right's then-current exercise price, the common stock in an amount having a market value equal to twice the exercise price. Similarly, if the company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person or entity, after the rights become exercisable, each right will then entitle the holder to purchase, at the right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. The company may redeem the rights at $0.01 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. The rights will expire on August 8, 2006, unless redeemed earlier.

         During fiscal 1998, the company reserved for issuance 926,640 shares of common stock issuable upon conversion of certain convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore Semiconductor, Inc. in fiscal 1998. During fiscal 2000, 247,104 shares were issued to one of these individuals (See Note 6), leaving a balance in the reserve of 679,536 shares.

         In connection with the company's merger with Cyrix, 16.4 million shares of common stock were issued to the holders of Cyrix common stock. In addition, up to 2.7 million shares of common stock were reserved for issuance in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefits plans and up to 2.6 million shares of common stock were reserved for issuance in the future upon conversion of Cyrix 5.5 percent convertible subordinated notes due June 1, 2001. Since the company repurchased substantially all of the outstanding convertible subordinated notes in fiscal 1998, conversion of the remaining outstanding subordinated notes outstanding will only require issuance of up to 1,619 shares of common stock.

         National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 9.  Stock-Based Compensation Plans

Stock Option and Purchase Plans

National has two stock option plans under which employees may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977, authorizes the grant of up to 39,354,929 nonqualified or incentive stock options to officers and key employees. The other plan authorizes the grant of up to 40,000,000 nonqualified stock options to employees who are not executive officers of the company. The terms of these plans generally provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period. The company has also adopted an executive officer stock option plan, which authorizes the grant of 6,000,000 nonqualified options to the company's executive officers. The plan is being submitted to stockholders for approval and no options have been granted under it.

         In connection with National's merger with Cyrix in fiscal 1998, National assumed Cyrix's outstanding obligations under its employee stock purchase plan, 1988 incentive stock plan and non-discretionary non-employee directors stock plan. As a result, each purchase right under the Cyrix employee stock purchase plan and each option under the other two plans were converted into the right or option to purchase 0.825 share of National common stock and the purchase price was adjusted accordingly. The Cyrix employee stock purchase plan and the Cyrix non-discretionary non-employee directors stock plan have now expired and no more shares can be issued under them. Options under the Cyrix 1988 incentive stock plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Cyrix 1988 incentive stock plan.

         In connection with the acquisitions of ComCore Semiconductor, Inc. in fiscal 1998 and Mediamatics, Inc. in fiscal 1997, National assumed each of their outstanding obligations under their respective stock option plans and related stock option agreements for their employees and consultants. As a result, ComCore and Mediamatics optionees received an option for equivalent shares of National common stock based on an exchange rate as determined under the respective acquisition agreements. The options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under either of these stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and the company recorded related unearned compensation in the amount of $9.2 million. Unearned compensation that is included as a separate component of shareholders' equity is amortized to operations over the vesting period of the respective options. Related compensation expense for fiscal 2000 was $2.8 million and for both fiscal 1999 and 1998, was $2.3 million.

The following table summarizes information about options outstanding under these plans at May 28, 2000:


                                                                  Outstanding Options
                               ------------------------------------------------------------------------------------------
                                                                              Weighted- Average
                                                                                  Remaining
                                Range of Exercise      Number of Shares       Contractual Life       Weighted- Average
                                      Prices            (In Thousands)            (In Years)           Exercise Price
                               --------------------- ---------------------- ---------------------- ----------------------
ComCore option plan                 $0.50-$0.77             48.9                       7.2                $0.59
Mediamatics option plan             $1.59-$3.19            195.4                       5.3                $2.63

         National has a director stock option plan first approved in fiscal 1998 authorizing the grant of up to 1,000,000 shares of common stock to the company's eligible non-employee directors. Options were granted automatically upon approval of the plan by stockholders and are granted automatically to eligible directors upon their appointment to the Board and subsequent election to the Board by the stockholders. Director stock options vest in full after six months. As of May 28, 2000, options to purchase 170,000 shares of common stock had been granted under the director stock option plan with a weighted-average exercise price of $31.31 and weighted-average remaining contractual life of 8.3 years.

         The former chairman of the company was granted an option to purchase 300,000 shares of common stock at $27.875 per share in May 1995 in connection with his retirement. The option was granted outside the company's stock option plans at the market price on the date of grant, expires ten years and one day after grant and became exercisable ratably over a four-year period. As of May 28, 2000, options to purchase 150,000 shares of common stock were outstanding under this option grant.

         National has an employee stock purchase plan that authorizes the issuance of up to 24,950,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning or the end of a quarterly period. National also has an employee stock purchase plan available to employees at international locations, which authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees at a price equal to 85 percent of the lower of its fair market value at the beginning or the end of a quarterly period. Both purchase plans now use a captive broker and the company deposits shares purchased by the employee with the captive broker. In addition, for the international purchase plan, the participant's local operation is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.

         Changes in options outstanding under the option plans during fiscal 2000, 1999 and 1998 or otherwise (but excluding the ComCore, Mediamatics and director options), were as follows:


                                                                               Weighted-Average
                                                Number of Shares                Exercise Price
                                                  (in millions)                  (In Millions)
                                          ------------------------------ ------------------------------
Outstanding May 25, 1997                                17.0                          $17.67
    Granted                                              9.9                          $30.48
    Exercised                                           (2.5)                         $31.70
    Cancelled                                           (2.4)                         $25.48
                                          ------------------------------ ------------------------------
Outstanding May 31, 1998                                22.0                          $23.28
    Granted                                             26.2                          $13.17
    Exercised                                           (0.4)                         $14.65
    Cancelled                                          (12.1)                         $26.52
                                          ------------------------------ ------------------------------
Outstanding May 30, 1999                                35.7                          $14.91
    Granted                                              9.4                          $56.96
    Exercised                                           (6.7)                         $15.92
    Cancelled                                           (5.2)                         $14.81
                                          ------------------------------ ------------------------------
Outstanding at May 28, 2000                             33.2                          $26.56
                                          ============================== ==============================

Expiration dates for options outstanding at May 28, 2000 range from July 27, 2000 to May 26, 2010.

         The following tables summarize information about options outstanding under these plans (excluding the ComCore, Mediamatics and director options) at May 28, 2000:


                                                       Outstanding Options
                              -------------------------------------------------------------------------
                                Weighted-Average
                              Remaining Contractual
                                 Number of Shares               Life               Weighted-Average
Range of Exercise Prices           (In Millions)             (In Years)             Exercise Price
                              ------------------------ ------------------------ -----------------------
$2.87-$9.44                             0.9                      4.3                   $  6.79
$9.56-$13.88                           17.1                      8.4                    $13.13
$14.00-$23.00                           4.1                      6.2                    $16.52
$23.33-$55.00                           3.2                      7.4                    $34.09
$55.50-$61.00                           7.7                      9.9                    $59.86
$61.25-$83.50                           0.2                      9.8                    $67.83
                              ------------------------ ------------------------ -----------------------
Total                                  33.2                      8.3                    $26.56
                              ======================== ======================== =======================

                                             Options Exercisable
                                -----------------------------------------------
                                Number of Shares (In      Weighted-Average
Range of Exercise Prices              Millions)            Exercise Price
                                ---------------------- ------------------------
$2.87-$9.44                               0.6                 $  5.52
$9.56-$13.88                              3.4                  $13.01
$14.00-$23.00                             2.8                  $16.43
$23.33-$55.00                             1.5                  $28.44
$55.50-$61.00                             -                      -
$61.25-$83.50                             -                      -
                                ---------------------- ------------------------
Total                                     8.3                  $16.47
                                ====================== ========================

         Under the terms of the stock purchase plan and the global stock purchase plan, the company issued 1.3 million shares in fiscal 2000, 2.7 million shares in fiscal 1999 and 1.1 million shares in fiscal 1998 to employees for $26.3 million, $24.1 million and $23.4 million, respectively.

         Under all stock option plans, 7.0 million shares of common stock were issued during fiscal 2000. As of May 28, 2000, 84.8 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the company, including shares available for future option grants.

         On June 29, 1998, the stock option and compensation committee of the board of directors approved an option reissuance grant for employees. The company's president and chief executive officer and executive staff members were excluded from the reissuance grant. Under the reissuance grant, each employee was able to exchange options outstanding as of June 29, 1998, which had been previously granted in plans that permit reissuance grants, for new options to purchase the same number of shares of common stock at $13.875 per share. Vesting on the reissuance grants restarted as of June 29, 1998. The options vest over a four-year period with one-fourth of the shares vesting on June 29, 1999, and the remaining shares vesting ratably over the next three years. The reissuance grant was made as a result of the significant decrease in the market price of common stock in the fourth quarter of fiscal 1998 and was intended to ensure that options previously granted provide a meaningful incentive to employees. Options to purchase approximately 8.4 million shares were cancelled in the reissuance grant.

Other Stock Plans

National has a director stock plan that authorizes the issuance of up to 200,000 shares of common stock to eligible non-employee directors of the company. The common stock is issued automatically to eligible new directors upon their appointment to the Board and to all eligible directors on their subsequent election to the Board by shareholders. Directors may also elect to take their annual retainer fees for Board and committee membership in stock that is issued under the director stock plan. As of May 28, 2000, 67,632 shares had been issued under the director stock plan and 132,368 shares were reserved for future issuances.

         National's performance award plan, which covered performance cycles of three to five years, was terminated and paid out in fiscal 1999. The company had discontinued new awards under the plan beginning in fiscal 1997. Performance cycles begun in fiscal 1995 and 1996 were paid out based on performance against the goals in July 1998. The plan authorized the issuance of up to 1.0 million shares of the company's common stock as full or partial payment of awards to plan participants based on performance units and the achievement of certain specific performance goals during a performance plan cycle. Participants were limited to a small group of senior executives and the last performance cycle started in fiscal 1996. No shares have been issued under the performance award plan since fiscal 1997, and the final payouts were made in cash.

         The company has a restricted stock plan, which authorizes the issuance of up to 2.0 million shares of common stock to non-officer employees of the company. The plan has been made available to a limited group of employees with technical expertise considered important to the company. During fiscal 2000, 1999 and 1998, 166,500, 272,000 and 21,000 shares, respectively, were issued under the restricted stock plan. Restrictions expire over time, ranging from two to six years after issuance. Based upon the market value on the dates of issuance, the company recorded $8.3 million, $3.5 million and $0.7 million of unearned compensation during fiscal 2000, 1999 and 1998, respectively, included as a separate component of shareholders' equity to be amortized to operations ratably over the respective restriction periods. As of May 28, 2000, 1,291,500 shares were reserved for future issuances.

         In May 1996, the company issued 200,000 shares of restricted stock to Brian L. Halla, then newly hired president and chief executive officer. These shares were not issued under the restricted stock plan and had restrictions that expired annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity to be amortized to operations over the vesting period. Compensation expense for fiscal 2000, 1999 and 1998 related to all shares of restricted stock was $2.0 million, $4.5 million and $4.9 million, respectively. At May 28, 2000, the weighted-average grant date fair value for all outstanding shares of restricted stock was $27.04.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if the company had accounted for its stock-based awards to employees under the fair value method contained in SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2000, 1999 and 1998 was $36.36, $6.95 and $14.22 per share, respectively. The weighted-average fair value of shares granted under the stock purchase plans was $7.38, $5.10 and $12.60 for fiscal 2000, 1999 and 1998. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions for fiscal 2000, 1999 and 1998:


                                               2000               1999              1998
                                         ------------------ ----------------- ------------------
Stock Option Plans
     Expected life (in years)                    5.8                4.6               4.4
     Expected volatility                        64%                57%               50%
     Risk-free interest rate                     6.6%               5.7%              5.5%

Stock Purchase Plans
     Expected life (in years)                    0.3                0.3               0.3
     Expected volatility                       100%                78%               53%
     Risk-free interest rate                     5.8%               4.6%              5.4%

         For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The pro forma information follows:


(In Millions,  Except Per Share Amounts)
                                                               2000            1999            1998
                                                           -------------- ---------------- -------------
Net income (loss) - as reported                                 $620.8      $(1,009.9)          $(98.6)
Net income (loss) - pro forma                                   $550.3      $(1,069.1)         $(134.1)
Basic earnings (loss) per share - as reported                    $3.58         $(6.04)          $(0.60)
Basic earnings (loss) per share - pro forma                      $3.17         $(6.40)          $(0.82)
Diluted earnings (loss) per share - as reported                  $3.24         $(6.04)          $(0.60)
Diluted earnings (loss) per share - pro forma                    $2.87         $(6.40)          $(0.82)

Note 10. Retirement and Pension Plans

     National's retirement and savings program for U.S. employees consists of three plans, as follows:

         The profit sharing plan requires contributions of the greater of 5 percent of consolidated net earnings before income taxes or 1 percent of payroll (as defined by the plan). Contributions are made 25 percent in common stock and 75 percent in cash. Total shares contributed under the profit sharing plan during fiscal 2000, 1999 and 1998 were 34,025 shares, 95,126 shares and 74,651 shares, respectively. As of May 28, 2000, 1.34 million shares of common stock were reserved for future contributions.

         The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. Contributions are invested in one or more of eleven investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the company has not issued any stock directly to the stock fund.

         The  benefit   restoration  plan  allows  certain  highly   compensated
employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The benefit restoration plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their benefit restoration plan accounts in the same investment funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan).

         Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices. The annual expense for all plans was as follows:


(In Millions)                                                    2000         1999         1998
                                                             ------------- ------------ ------------
Profit sharing plan                                             $  4.9       $  3.7       $  5.1

Salary deferral 401(k) plan                                      $10.8       $  9.1       $  9.4

Non-U.S. pension and retirement plans                            $10.7        $11.2        $12.9

         The defined benefit pension plans, which are maintained in the U.K., Germany and Japan, cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of service credited as specified under the terms of each country's plan. The company's funding policy is consistent with the local requirements of each country. The plans' assets consist primarily of U.S. and foreign equity securities, bonds, property and cash.

Net annual periodic pension cost of the plans is presented in the following table:


(In Millions)                                                 2000              1999              1998
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year               $ 5.5             $ 6.9             $ 6.1
Plan participant's contribution                                (1.3)             (1.4)             (1.5)
Interest cost on projected benefit obligation                   6.5               5.5               3.8
Actual return on plan assets                                   (5.2)              -                (9.2)
Net amortization and deferral                                   0.9              (4.2)              7.2
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                     $ 6.4             $ 6.8             $ 6.4
                                                        ================= ================= =================

         Obligation and asset data of the plans at fiscal year-end and details of their changes during the year are presented in the following tables:


(In Millions)                                                 2000              1999
                                                        ----------------- -----------------
BENEFIT OBILGATION
   Beginning balance                                        $102.2              87.5
      Service cost                                             5.5               6.9
      Interest cost                                            6.5               5.5
      Benefits paid                                           (4.4)             (3.1)
      Actuarial gain                                          11.4               7.2
      Exchange rate adjustment                                (1.2)             (1.8)
                                                        ----------------- -----------------
   Ending balance                                           $120.0            $102.2
                                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                                       $  59.9           $  54.0
      Actual return on plan assets                            10.4               -
      Company contributions                                   14.3               8.4
      Plan participants' contributions                         1.3               1.4
      Benefits paid                                           (4.3)             (3.0)
      Exchange rate adjustment                                 0.7              (0.9)
                                                        ----------------- -----------------
   Ending balance                                          $  82.3           $  59.9
                                                        ================= =================

RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of plan
      assets                                               $  37.7           $  42.3
      Unrecognized net loss                                  (31.3)            (25.7)
      Unrecognized net transition obligation                   3.2               2.6
      Adjustment to recognize minimum liability               31.2              25.0
                                                        ----------------- -----------------
   Accrued pension cost                                    $  40.8           $  44.2
                                                        ================= =================

The projected benefit obligations and net periodic pension cost were determined using the following assumptions:


                                                              2000              1999              1998
                                                        ----------------- ----------------- -----------------
Discount rate                                               3.0%-6.5%        3.0%-7.0%          3.0%-7.0%
Rate of increase in compensation levels                     3.0%-4.5%        3.0%-4.5%          3.0%-4.5%
Expected long-term return on assets                         4.0%-8.0%        4.0%-9.0%          4.0%-9.0%

         For fiscal 2000 and 1999, the company recorded adjustments for minimum liability of $6.2 million and $12.5 million, respectively. This was related to one of its defined benefit plans representing an excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was primarily attributable to a reduction in the assumed discount rate. This was combined with the effect of fixed rate increases in benefits under the terms of the plan in excess of current inflation rates. The corresponding offset was recorded as a component of accumulated other comprehensive loss.

Note 11.  Commitments and Contingencies

Commitments

The company leases certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $28.1 million, $34.9 million and $36.9 million in fiscal 2000, 1999 and 1998, respectively.

Future minimum commitments under noncancellable operating leases are as follows:

                                                            (n Millions)
                                                 ------------------------------
                     2001                                    $  25.3
                     2002                                       21.7
                     2003                                       14.0
                     2004                                       12.2
                     2005                                       10.2
                     Thereafter                                 17.3
                                                 ------------------------------
                      Total                                    $100.7
                                                 ==============================
         In connection with the Fairchild transaction in fiscal 1997, Fairchild and the company entered into a manufacturing agreement whereby the company committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction, based on specified wafer prices, which the company believes approximate market prices. The agreement expired in June 2000. During fiscal 2000, 1999 and 1998, the company's total purchases under the agreement were $87.5 million, $84.4 million and $155.0 million, respectively.

         In September 1999, the company reached agreement with International Business Machines Corporation for termination of the wafer manufacturing and marketing agreements that previously existed between Cyrix and IBM. Under terms of the agreement, the company was relieved of its obligations to purchase wafers from IBM and IBM ceased the competitive sale of Cyrix-designed microprocessors to customers other than National. In addition, the company transferred to IBM ownership of certain assets that physically resided at an IBM facility. Total purchases under the previously existing agreements were $21.0 million and $130.7 million during fiscal 1999 and 1998, respectively.

Contingencies -- Legal Proceedings

In April 1988, the company received a notice from the district director of U.S. Customs in San Francisco alleging underpayment of duties of approximately $19.5 million for the period June 1, 1979 to March 1, 1985 on merchandise imported from the company's non-U.S. subsidiaries. The company filed an administrative appeal in September 1988. On May 23, 1991, the district director revised the customs action and issued a notice of penalty claim and demand for restoration of duties, alleging underpayment of duties of approximately $6.9 million for the same period. The company filed an administrative petition for relief in October 1991 and the alleged underpayment was reduced in April 1994 to approximately $3.6 million. The revised alleged underpayment could be subject to penalties that may be computed as a multiple of the underpayment. The company filed a supplemental petition for relief in October 1994. The assistant commissioner of customs issued a decision in March 1998, which left the alleged underpayment at approximately $3.6 million. Although the company may consider an administrative settlement of the matter, and settlement negotiations are ongoing, it intends to continue to contest the assessment through all available means if a favorable settlement cannot be achieved.

         In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the company and demanded repayment of accelerated drawback previously paid to the company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the company contesting the denied drawback claims. In order to obtain judicial review, the company paid the denied drawback and associated interest totaling $5.2 million and filed summonses in the Court of International Trade seeking a refund. Settlement negotiations are underway.

         The company has been named to the National Priorities List for its Santa Clara, California, site and has completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. The company has agreed in principle with the RWQCB to a site remediation plan. The company has been sued by Advanced Micro Devices, Inc., which seeks recovery of cleanup costs AMD has incurred in the Santa Clara area under the RWQCB orders for contamination that AMD alleges was originally caused by the company.

         In addition to the Santa Clara site, the company has been designated as a potentially responsible party by federal and state agencies with respect to certain sites with which the company may have had direct or indirect involvement. Such designations are made regardless of the extent of the company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against the company. The company accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, were not material during fiscal 2000, 1999 and 1998.

         In connection with disposition in fiscal 1996 of the Dynacraft, Inc. assets and business, the company retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for environmental claims arising from National's conduct of the Dynacraft business prior to the disposition. With respect to environmental matters involved in the Fairchild disposition, the company agreed to retain liability for current remediation projects and environmental matters arising from National's prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. The company prepaid to Fairchild the estimated costs of the remediation and cleanup and remains responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.

     The company's tax returns for certain years are under examination in the U.S. by the IRS (See Note 7).
         In January 1999, a class action suit was filed against the company by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. The company filed demurrers to the initial complaints and has now answered the fifth amended complaint. Only limited discovery has taken place to date.

     In addition to the foregoing, National is a party to other suits and claims that arise in the normal course of business. With respect to these proceedings discussed above, based on current information, the company does not believe that there is a reasonable possibility that losses associated with the proceedings exceeding amounts already recognized will be incurred in an amount that would be material to the company's financial position or results of operations.

Note 12.  Segment and Geographic Information

The company designs, develops, manufactures and markets a wide array of semiconductor products for applications in a variety of markets. It is organized by various product line business units. For segment reporting purposes, each of the company's product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similar economic characteristics have been combined to form three main operating segments that include the Analog segment, the Information Appliance segment and the Network Products segment. All operating segments are managed by one of three vice presidents who report directly to the chief executive officer, who is considered the company's chief operating decision-maker. Based on the criteria under SFAS No. 131, only the Analog segment and the Information Appliance segment are considered reportable segments. The Network Products segment, as well as other business units that did not meet the aggregation criteria to be included in the three main operating segments, is included in the caption, "All Others." Prior to fiscal 2000, the former Cyrix business unit was also considered a separate reportable operating segment.

         The Analog segment includes a wide range of building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted towards leading-edge monitor applications such as ultra-thin flat panel displays. The Analog segment's wireless circuits perform the radio, baseband controller, power management and other related functions primarily for handsets and base stations in the cellular and cordless telephone markets. The segment is heavily focused on using its analog expertise as the initial point to integrate systems on a chip aimed at the cellular, personal systems and information appliance markets. Current offerings include scanners on a chip, systems health monitoring and integrated power management systems, and wireless handset integrations.

         The Information Appliance segment contains all business units focused on providing component and system solutions to the emerging information appliance market, where the company is strategically directed to provide next-generation solutions. These products include application-specific integrated microprocessors based on National's GeodeTM technology, MPEG software and hardware products and diverse advanced input/output controllers. The Information Appliance segment is focused on three key market segments that include interactive TV set-top boxes (equipped with digital video), enterprise thin clients (computers that have minimal memory and access software from a centralized server network) and personal information access devices, such as WebPADTM.

         The Network Products segment offers a line of ethernet products that address a range of applications. The majority of network product sales for fiscal 2000 were derived from relatively mature 10/100 Mb products. Utilizing the digital signal processing technology that was initially obtained through the ComCore acquisition, the company has now developed new network products with higher bandwidth applications. These include MACPHYTERTM, a fast ethernet 10/100 Mb device combined with a media access controller, and GIGPHYTERTM, which offers expanded 10/100/1000 Mbps bandwidth and addresses transmission over copper networks.

         The former Cyrix business unit primarily offered a line of Cyrix M II microprocessors, which were stand-alone central processing units that were targeted toward the sub-$1,000 PC market. In this market, which is currently dominated by two major competitors, the company experienced highly competitive pricing trends and constant pressure to rapidly release new microprocessors with higher operating speeds. As a result, the company decided to exit the Cyrix PC microprocessor business in May 1999 and completed the sale of the assets of this business to VIA Technologies, Inc. in September 1999 (See Note 3).

         Aside from these operating segments, the company's corporate structure also includes centralized Worldwide Marketing and Sales, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

         With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. The company allocates certain expenses associated with centralized manufacturing, selling, marketing and general administration to reporting segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. For fiscal 1998, interest income and interest expense were allocated to operating segments based on the percentage of their net trade sales to total net trade sales. For fiscal 2000 and 1999, a portion of interest income and interest expense was indirectly allocated to operating segments.

         The following table presents specified amounts included in the measure of segment results or the determination of segment assets:


                                                  Information    Cyrix
(In Millions)                          Analog      Appliance     Business                                      Total
                                      Segment       Segment         Unit      All Others    Eliminations    Consolidated
                                     ----------- --------------- ----------- ------------- --------------- ---------------
2000

Sales to unaffiliated customers       $1,514.1    $  239.1        $   18.6    $  368.1      $    -             $2,139.9
Inter-segment sales                        -           0.3             -           -            (0.3)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,514.1    $  239.4        $   18.6    $  368.1       $  (0.3)          $2,139.9
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before
income taxes and extraordinary item                                                                            $  642.5
                                      $  454.1    $  (99.8)       $  (22.6)   $  310.8
                                     =========== =============== =========== =============                 ===============

Depreciation and amortization        $    13.8   $    13.9       $     3.3    $  232.8                         $  263.8
Interest income                      $       -   $       -       $      -    $    33.2                        $    33.2
Interest expense                     $       -   $       -       $      -    $    17.9                        $    17.9

Segment assets                        $  133.0   $    30.8       $     -      $2,218.4                         $2,382.2

1999

Sales to unaffiliated customers       $1,164.1    $  203.4        $  179.2    $  410.1      $    -             $1,956.8
Inter-segment sales                        -           0.5             -           -            (0.5)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,164.1    $  203.9        $  179.2    $  410.1       $  (0.5)          $1,956.8
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before                                                                                  $(1,085.4)
income taxes                         $    35.9    $ (190.7)       $ (161.9)   $ (768.7)
                                     =========== =============== =========== =============                 ===============

Depreciation and amortization        $    13.8   $    19.0       $    11.2    $  361.6                        $   405.6
Interest income                      $       -   $       -       $       -    $   26.9                        $    26.9
Interest expense                     $       -   $       -       $       -    $   29.1                        $    29.1

Segment assets                       $    98.4   $    16.1       $    10.9    $1,918.9                         $2,044.3

1998

Sales to unaffiliated customers       $1,333.6    $  307.6        $  226.0    $  669.5      $    -             $2,536.7
Inter-segment sales                        -           0.9             -           -            (0.9)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,333.6    $  308.5        $  226.0    $  669.5       $  (0.9)          $2,536.7
                                     =========== =============== =========== ============= =============== ===============
Segment income (loss) before
income taxes                         $   151.1    $  (90.6)       $ (108.4)  $   (51.8)                       $   (99.7)
                                     =========== =============== =========== =============                 ===============

Depreciation and amortization        $      9.8  $      8.9      $    14.4    $  273.6                         $  306.7
Interest income                      $       -   $       -       $      2.7  $    45.9                        $    48.6
Interest expense                     $      2.6  $      0.8      $      6.4  $    16.5                        $    26.3

Segment assets                        $  149.4   $    56.0       $    30.1    $2,865.2                         $3,100.7

         Depreciation and amortization presented for each segment includes only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in each segment's product standard cost.

         Segment profit or loss for fiscal 1999 of each reportable segment included allocations of expenses associated with the shared manufacturing facility in Maine, expenses associated with activity of the development wafer fabrication facility in Santa Clara and expenses incurred at corporate headquarters. The outcome of the actions announced in May 1999 significantly reduced allocations of these expenses to operating segments for fiscal 2000.

         The company operates in three main geographic areas that include the Americas, Europe and the Asia Pacific region including Japan. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.

         National is not dependent upon any single customer, the loss of which would have a material effect on the company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2000, 1999 and 1998.

The following tables provides geographic sales and asset information by major countries within the main geographic areas (Japan is included with the rest of the world):


(In Millions)

                              United       United     Hong Kong    Singapore    Rest of      Eliminations       Total
                              States       Kingdom                                World                     Consolidated
2000

Sales to unaffiliated
   customers                 $   761.7    $   348.8    $   439.1   $   214.6     $   375.7                       $2,139.9
Transfers between
   geographic area               544.2        192.1          0.1       875.8           0.7    $(1,612.9)              -
                              ------------ ------------ ----------- ------------- ----------- --------------- ---------------
Net sales                     $1,305.9    $   540.9    $   439.2    $1,090.4     $   376.4    $(1,612.9)         $2,139.9
                            ============ ============ =========== ============= =========== =============== ===============

Total assets                  $1,557.7    $   111.2   $     52.9   $   297.7     $   362.7                       $2,382.2
                            ============ ============ =========== ============= ===========                 ===============

1999

Sales to unaffiliated
   customers                 $   738.3    $   325.5    $   386.4   $   218.0     $   288.6                       $1,956.8
Transfer between
   geographic area               555.8        162.4          2.2       883.1           2.1    $(1,605.6)              -
                            ------------ ------------ ----------- ------------- ----------- --------------- ---------------
Net sales                     $1,294.1    $   487.9    $   388.6    $1,101.1     $   290.7    $(1,605.6)         $1,956.8
                            ============ ============ =========== ============= ===========                 ===============

Total assets                  $1,181.5    $   104.3   $     40.6   $   372.2     $   345.7                       $2,044.3
                            ============ ============ =========== ============= ===========                 ===============

1998

Sales to unaffiliated
   customers                  $1,101.1    $   436.1    $   435.9   $   213.5     $   350.1                       $2,536.7
Transfers between
   geographic area               571.5        203.0          2.1       987.8           3.2    $(1,767.6)              -
                            ------------ ------------ ----------- ------------- ----------- --------------- ---------------
Net sales                     $1,672.6    $   639.1       $438.0    $1,201.3     $   353.3    $(1,767.6)         $2,536.7
                            ============ ============ =========== ============= =========== =============== ===============

Total assets                  $2,177.7    $   155.2        $58.8   $   329.5     $   379.5                       $3,100.7
                            ============ ============ =========== ============= ===========                 ===============

     Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                                            2000           1999           1998
                                                                    --------------- -------------- -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION Cash paid (refunded) for:

  Interest expense                                                      $ 21.5          $ 26.1         $ 34.8
  Interest payment on tax settlements                                   $  -            $  2.8         $  0.1
  Income taxes (refund)                                                 $ 18.1          $(17.0)        $ 12.0


(In Millions)                                                            2000           1999           1998
                                                                    --------------- -------------- -------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                            $  0.9         $  0.3         $  2.5
Issuance of stock for director stock plan                               $  0.4         $  -           $  -
Tax benefit for employee stock option plans                             $  -           $  -           $ 17.5
Change in unrealized gain on available-for-sale securities              $  8.6         $ 22.2         $ (4.2)
Unearned compensation charge relating
 to restricted stock issuance                                           $  8.3         $  3.5         $  0.7
Issuance of convertible subordinated promissory notes
 in connection with ComCore acquisition                                 $  -           $  -           $ 15.0
Issuance of common stock upon conversion of convertible
 subordinated promissory notes                                          $  7.1         $  -           $  -
Fair value of stock options assumed in ComCore acquisition              $  -           $  -           $  4.3
Restricted stock cancellation                                           $  6.0         $  2.0         $  0.9
Minimum pension liability                                               $  6.2         $ 12.5         $ 12.5


Note 14.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 2000 and 1999:


                                                        First          Second          Third           Fourth
(In Millions, Except Per Share Amounts)                Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2000

Net sales                                              $ 481.8        $ 513.9         $ 548.9         $ 595.3
Gross margin                                           $ 185.1        $ 232.4         $ 263.7         $ 303.8
Income before extraordinary item                       $  47.1        $  98.8         $ 327.8         $ 153.9
Net income                                             $  47.1        $  92.0         $ 327.8         $ 153.9
--------------------------------------------------- -------------- --------------- --------------- ---------------

Basic earnings per share:
   Income before extraordinary item                    $   0.28       $   0.57        $   1.88        $   0.87
   Net income                                          $   0.28       $   0.53        $   1.88        $   0.87
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common shares outstanding used
in basic earnings per share                              170.3          172.2           174.7           177.1
--------------------------------------------------- -------------- --------------- --------------- ---------------

Diluted loss per share:
   Income before extraordinary item                    $   0.25       $   0.52        $   1.68        $   0.78
   Net income                                          $   0.25       $   0.49        $   1.68        $   0.78
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common and potential common
shares outstanding used in diluted earnings per
share                                                    185.4          189.5           194.8           197.0
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                              $  31.13       $  42.69        $  74.00        $  85.94
Common stock price - low                               $  17.69       $  23.50        $  40.56        $  43.75
--------------------------------------------------- -------------- --------------- --------------- ---------------

1999

Net sales                                              $ 469.6        $ 510.1         $ 500.1         $ 477.0
Gross margin                                           $  55.0        $  93.0         $ 155.1         $ 100.2
Net loss                                               $(104.8)       $ (94.4)        $ (27.2)        $(783.5)
--------------------------------------------------- -------------- --------------- --------------- ---------------

Basic and diluted loss per share                       $  (0.63)      $  (0.57)       $  (0.16)       $  (4.65)
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common shares outstanding used
in basic and diluted loss per share                      165.8          166.6           167.5           168.5
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                              $  16.88       $  15.75        $  17.63        $  22.75
Common stock price - low                               $   9.63       $   7.44        $  10.25        $   8.88
--------------------------------------------------- -------------- --------------- --------------- ---------------

         The company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 28, 2000, there were approximately 9,019 holders of common stock.

Note 15. Subsequent Event

On July 11, 2000, a jury returned a verdict in favor of the company and its board of directors in connection with a federal securities class action suit that was originally filed in November 1997. The case arose out of the 1997 merger between National and Cyrix (See Note 4). The plaintiff, who represented a class of approximately 25,000 former Cyrix shareholders, claimed that the company's proxy and prospectus misrepresented material information about the company's ability to manufacture Cyrix PC microprocessors. The company does not know at this time if plaintiff intends to appeal.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
National Semiconductor Corporation:

         We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 28, 2000 and May 30, 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the years in the three-year period ended May 28, 2000. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 28, 2000 and May 30, 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended May 28, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

KPMG LLP

Mountain View, California
June 7, 2000 (except as to Note 15,
             which is as of July 11, 2000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors, appearing under the caption "Election of Directors" including subcaptions thereof, and "Section 16(a) Beneficial Ownership Reporting Compliance" in the registrant's Proxy Statement for the 2000 annual meeting of shareholders to be held on or about September 22, 2000 and which will be filed in definitive form pursuant to Regulation 14a on or about August 18, 2000 (hereinafter "2000 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in Part I hereof under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" (including all related sub captions thereof) in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The information concerning the only known ownership of more than 5 percent of the company's outstanding common stock "Outstanding Capital Stock, Quorum and Voting" in the 2000 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of the company's equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2000 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" in the 2000 Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                        Pages in

(a)1.  Financial Statements                                      this document
---------------------------                                      -------------
For the three years ended May 28, 2000-                                27
   refer to Index in Item 8

Independent Auditors' Report                                           60

(a) 2.  Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts                        64

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

(a)3.  Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 67 to 69 of this report are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K

During the quarter ended May 28, 2000, no reports on Form 8-K were filed by the registrant.

                       NATIONAL SEMICONDUCTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  (In Millions)

                            Deducted from receivables

                       in the consolidated balance sheets

                                    Doubtful Returns and

Description                         Accounts Allowances              Total


Balances at May 25, 1997         $    4.1      $      37.3        $     41.4
Additions charged against revenue     -              214.0             214.0
Additions charged against

    costs and expenses                5.4              -                 5.4
Deductions                           (0.6) (1)      (209.9)           (210.5)
                                ----------       ----------         ---------
Balances at May 31, 1998              8.9             41.4              50.3
Additions charged against revenue     -              222.2             225.2
Additions charged against

    costs and expenses                3.4              -                 3.4
Deductions                           (3.2) (1)      (204.7)           (207.9)
                                ----------       -----------        ---------
Balances at May 30, 1999              9.1             58.9              68.0
Additions charged against revenue     -              223.9             223.9
Additions charged against

    costs and expenses                0.3              -                 0.3
Deductions                           (2.0) (1)      (231.6)           (233.6)
                                ----------       ----------         ---------

Balances at May 28, 2000          $   7.4          $  51.2           $  58.6
                                  =======          =======           =======


------------------------------------------------

(1)     Doubtful accounts written off, less recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date: August 1, 2000                        By:      /S/  BRIAN L. HALLA*
                                                          ---------------
                                                          Brian L. Halla
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 1st day of August 2000.

Signature                                                     Title


/S/  BRIAN L. HALLA*                         Chairman of the Board, President
     ---------------                         and Chief Executive Officer
       Brian L. Halla                        (Principal Executive Officer)

/S/  DONALD MACLEOD                          Executive Vice President, Finance
     ---------------                         and Chief Financial Officer
       Donald Macleod                        (Principal Financial Officer)

/S/  LEWIS CHEW *                            Vice President and Controller
     ----------                              (Principal Accounting Officer)
       Lewis Chew

/S/  GARY P. ARNOLD *                        Director
     --------------
       Gary P. Arnold

/S/  ROBERT J. FRANKENBERG *                 Director
     ---------------------
       Robert J. Frankenberg

/S/  E. FLOYD KVAMME*                        Director
     ---------------
       E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE *                   Director
     -------------------
       Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *                   Director
     -------------------
       Edward R. McCracken

/S/  DONALD E. WEEDEN *                      Director
     ----------------
       Donald E. Weeden

* By  /S/  DONALD MACLEOD
     ----------------
       Donald Macleod, Attorney-in-fact

                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
National Semiconductor Corporation:


         We consent to incorporation by reference in the Registration Statements No. 33-48935, 33-54931, 33-55699, 33-55703, 33-61381, 333-09957, 333-23477,
333-36733,  333-53801,  333-77195, and 333-88269 on Form S-8, and Post Effective
Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 7, 2000 (except as to Note 15, which is as of July 11, 2000), relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 28, 2000 and May 30, 1999, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 28, 2000 and the related financial statement schedule, which report appears on page 60 of the 2000 Annual Report on Form 10-K of National Semiconductor Corporation.

KPMG LLP

Mountain View, California
August 1, 2000

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

10.1 Stock Option Agreement between National Semiconductor Corporation and Cyrix Corporation (incorporated by reference from the Exhibits to the Company's 10-K for the fiscal year ended May 25, 1997 filed August 6, 1997).

10.2 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 30, 1999 filed July 29,
     1999). Fiscal Year 2000 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.3 Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended through April 26, 1998 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-57029, which became effective June 17, 1998).

10.4 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan.

10.5 Management Contract or Compensatory Plan or Arrangement: Benefit Restoration Plan as amended through January 1, 2000 (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended November 28, 1999 filed January 12, 2000).

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

10.8 Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.9 Management Contract or Compensatory Plan or Arrangement: Director Deferral Plan (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.10Management  Contract or Compensatory Plan or Arrangement:  Board Retirement
     Policy (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 30, 1999 filed July 29, 1999).

10.11Management  Contract or Compensatory  Plan or  Arrangement:  Preferred Life
     Insurance Program (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 30, 1999 filed July 29,
     1999).

10.12Management Contract or Compensatory Plan or Arrangement: Retired Officers and Directors Health Plan.

10.13Management   Contract  or  Compensatory  Plan  or  Arrangement:   Terms  of
     Employment Offered Brian L. Halla (incorporated by reference from the Exhibits to the Company's Form 10-K for the fiscal year ended May 26, 1996 filed August 5, 1996).

10.14Management  Contract  Compensatory  Plan or Arrangement:  Restricted  Stock
     Agreement with Brian L. Halla (incorporated by reference from the Exhibits to the Company's Registration Statement No. 333-09957, which became effective August 12, 1996).

10.15Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Long Term Disability Coverage Plan Summary, National Semiconductor Corporate Executive Staff as amended January 1, 2000 (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.16Management Contract or Compensatory Plan or Agreement: Long Term Disability
     Plan Summary, National Semiconductor Executive Employees (incorporated by reference from the Exhibits to the Company's Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.17Management  Contract or Compensatory  Plan or Agreement:  Form of Change of
     Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Company's Form 10-K for fiscal year ended May 31, 1998 filed August 3, 1998).

10.18Management  Contract or Compensatory  Plan or Agreement:  Cyrix Corporation
     1988 Incentive Stock Plan (incorporated by reference from the exhibits to the Post Effective Amendment No. 1 on Form S-8 to Form S-4 Registration No. 333-38033-01, which became effective November 18, 1997).

10.19Management Contract on Compensatory Plan or Agreement: Settlement Agreement and General Release with Michael Bereziuk, dated December 22, 1999 as amended May 31, 2000.

21.0 List of Subsidiaries.

23.0 Consent of Independent Auditors (included in Part IV).

24.0 Power of Attorney.

27.0 Financial Data Schedule.

                                                                    Exhibit 21.0


NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 28, 2000, all of which are included in the consolidated financial statements of the Company:

                                                                      Percent of
                                                    Other Country         Voting

                            State or Other        In Which         Securities
                            Jurisdiction of    Subisidiary is       Owned by
Name                        Incorporation        Registered         National

Algorex Inc.                  California                             100%
ComCore Semiconductor, Inc.   California                             100%
National Semiconductor
   (Texas), Inc.              Delaware                               100%
Mediamatics, Inc.             California                             100%
National Semiconductor        Delaware                               100%
   International, Inc.
National Semiconductor
   Netsales, Inc.             Delaware                               100%
National Semiconductor
   (Maine), Inc.              Delaware                               100%
ASIC II Limited               Hawaii                                 100%
National Semiconductor B.V.
   Corporation                Delaware                               100%
National Semiconductor
   France S.A.R.L.            France                                 100%
National Semiconductor GmbH   Germany            Belgium             100%
National Semiconductor
   (I.C.) Ltd.                Israel                                 100%
National Semiconductor S.r.l. Italy                                  100%
National Semiconductor
   Aktiebolog (A.B).          Sweden                                 100%
National Semiconductor
   (U.K.) Ltd.                Great Britain    Denmark/Ireland       100%
                                               Finland/Norway/Spain
National Semiconductor (U.K.) Great Britain                          100%
   Pension Trust Company Ltd.
National Semiconductor
   Benelux B.V.               Netherlands                            100%
National Semiconductor B.V.   Netherlands                            100%
National Semiconductor
   International B.V.         Netherlands                            100%
National Semiconductor
   International Finance S.A. Switzerland                            100%
Natsem India Designs Pvt.Ltd. India                                  100%
National Semiconductor
   (Australia)Pty. Ltd.       Australia                              100%
National Semiconductor
   Hong Kong Limited          Hong Kong                              100%
National Semiconductor
   Hong Kong Sales Limited    Hong Kong                              100%
National Semiconductor
   (Far East)Limited          Hong Kong          Taiwan              100%
National Semiconductor        Hong Kong                              100%
   Services Limited
National Semiconductor        Japan                                  100%
   Japan Ltd.
N.S. Microelectronics
   Co., Ltd.                  Japan                                   49%
National Semiconductor
   SDN. BHD.                  Malaysia                               100%
National Semiconductor
   Technology SDN. BHD.       Malaysia                               100%
National Semiconductor
   Services Malaysia SDN.BHD. Malaysia                               100%
National Semiconductor
   Pte. Ltd.                  Singapore                              100%
National Semiconductor
   Asia Pacific               Singapore                              100%
     Pte. Ltd.
National Semiconductor
   Manufacturer Singapore
   Pte. Ltd.                  Singapore                              100%
Shanghai National
   Semiconductor              People's Republic
   Technology Limited         of China                                 95%
National Semiconductor
   Korea Limited              Korea                                  100%
National Semiconductor
   Canada Inc.                Canada                                 100%
National Semiconductores      Brazil                                 100%
   do Brazil Ltda.
Electronica NSC de
   Mexico, S.A.               Mexico                                 100%
ASIC Limited                  Bermuda                                100%
National Semiconductor
   (Barbados)                 Barbados                               100%
   Limited

                                                                    Exhibit 24.0
                                POWER OF ATTORNEY

                    KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned persons hereby constitutes and appoints Brian L. Halla, Donald Macleod, and John
M. Clark III, and each of them singly, his true and lawful attorney-in-fact and in his name, place, and stead, and in any and all of his offices and capacities with National Semiconductor Corporation (the "Company"), to sign the Annual Report on Form 10-K for the Company's 2000 fiscal year, and any and all amendments to said Annual Report on Form 10-K, and generally to do and perform all things and acts necessary or advisable in connection therewith, and each of the undersigned hereby ratifies and confirms all that each of said attorneys-in-fact may lawfully do or cause to be done by virtue hereof.

                    IN WITNESS WHEREOF, each of the undersigned has hereunto executed this Power of Attorney as of the date set forth opposite his signature.

                    SIGNATURE                                DATE

    //S// BRIAN L. HALLA                                 June 21, 2000
----------------------------------
             Brian L. Halla

    //S// GARY P. ARNOLD                                 June 21, 2000
----------------------------------
             Gary P. Arnold

    //S// ROBERT J. FRANKENBERG                          June 21, 2000
----------------------------------
             Robert J. Frankenberg

    //S// E. FLOYD KVAMME                                June 21, 2000
----------------------------------
             E. Floyd Kvamme

    //S// MODESTO A. MAIDIQUE                            June 20, 2000
----------------------------------
             Modesto A. Maidique

    //S// EDWARD R. McCRACKEN                            June 21, 2000
----------------------------------
             Edward R. McCracken

    //S// DONALD E. WEEDEN                               June 20, 2000
----------------------------------
             Donald E. Weeden

    //S// DONALD MACLEOD                                 June 22, 2000
----------------------------------
             Donald Macleod

    //S// LEWIS CHEW                                     June 22, 2000
----------------------------------
             Lewis Chew

Word\NLL\SecMtrs\bylwnw400