Form 10-Q
period 2000-08-27
NATIONAL SEMICONDUCTOR CORP
filed 2000-10-11
CIK 70530

7

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 27, 2000

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
---
    For the transition period from __________ to __________

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Title of Each Class                        Outstanding at August 27, 2000
  -------------------                        ------------------------------

Common stock, par value $0.50 per share                  178,589,384

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.

Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended August 27, 2000 and August 29, 1999                        3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
for the Three Months Ended August 27, 2000 and August 29, 1999                4

Condensed Consolidated Balance Sheets (Unaudited) as of August 27, 2000
and May 28, 2000                                                              5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended August 27, 2000 and August 29, 1999                        6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                     12-15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          16


Part II. Other Information

Item 1.  Legal Proceedings                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                 16-17

Signature                                                                    18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                                          Three Months Ended
                                                                        Aug. 27,      Aug. 29,
                                                                          2000          1999
                                                                      ------------- -------------

      Net sales                                                             $640.8       $481.8
      Operating costs and expenses:
      Cost of sales                                                          301.4        296.7
      Research and development                                               103.7        115.1
      Selling, general and administrative                                    100.6         76.0
      Special items                                                            6.4          -
                                                                      ------------- -------------

             Total operating costs and expenses                              512.1        487.8
      Operating income (loss)                                                128.7         (6.0)
      Interest income (expense), net                                          14.1         (1.4)
      Other income, net                                                       37.5         57.0
                                                                      ------------- -------------

      Net income before income taxes                                         180.3         49.6
      Income tax expense                                                      36.1          2.5
                                                                      ------------- -------------

      Net income                                                            $144.2       $ 47.1
                                                                      ============= =============

      Earnings per share:
           Basic                                                            $ 0.81       $  0.28
           Diluted                                                          $ 0.74       $  0.25

      Weighted-average shares:
           Basic                                                             178.1        170.3
           Diluted                                                           195.8        185.4

      Income used in basic and diluted
           earnings per share calculation                                   $144.2       $ 47.1



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(in millions)


                                                                       Three Months Ended
                                                                    Aug. 27,         Aug. 29,
                                                                      2000             1999
                                                                ----------------- ----------------
Net income                                                               $144.2            $ 47.1

Other comprehensive income, net of tax:
    Reclassification adjustment for realized
       gain included in net income                                        (17.7)              -
Unrealized gain on
       available-for-sale securities                                       53.2             172.3
                                                                ----------------- ----------------


Comprehensive income                                                     $179.7            $219.4
                                                                ================= ================




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                                Aug. 27,            May 28,
                                                                 2000               2000
                                                          ------------------- ------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                     $  836.5           $  778.8
      Short-term marketable investments                                 30.3               71.1
      Receivables, net                                                 278.4              258.6
      Inventories                                                      196.0              192.9
      Deferred tax assets                                              125.7              125.7
      Other current assets                                              60.2               40.5
                                                          ------------------- ------------------

      Total current assets                                           1,527.1            1,467.6

   Net property, plant and equipment                                   804.2              803.7
   Long-term cash investments                                           58.8                  -
   Long-term marketable investments                                     50.0               12.7
   Other assets                                                        104.9               98.2
                                                          ------------------- ------------------

   Total assets                                                     $2,545.0           $2,382.2
                                                          =================== ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings and current
        portion of long-term debt                                   $   31.7           $   31.4
      Accounts payable                                                 176.3              194.5
      Accrued expenses                                                 268.6              315.1
      Income taxes                                                     111.4               86.7
                                                          ------------------- ------------------

      Total current liabilities                                        588.0              627.7

   Long-term debt                                                       44.1               48.6
   Other non-current liabilities                                        66.3               62.6
                                                          ------------------- ------------------

      Total liabilities                                                698.4              738.9
                                                          ------------------- ------------------

   Commitments and contingencies

   Shareholder's equity

      Common stock                                                      89.3               88.8
      Additional paid-in capital                                     1,418.4            1,395.3
      Retained earnings                                                330.9              186.7
      Accumulated other comprehensive
        income (loss)                                                    8.0             (27.5)
                                                          ------------------- ------------------

      Total shareholders' equity                                     1,846.6            1,643.3
                                                          ------------------- ------------------


   Total liabilities and shareholders' equity                       $2,545.0           $2,382.2
                                                          =================== ==================

See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                                              Three Months Ended
                                                                      Aug. 27,                   Aug. 29,
                                                                        2000                        1999
                                                             -------------------------- ---------------------------
     Cash flows from operating activities:

      Net income                                                             $144.2                $  47.1
      Adjustments to reconcile net income
         with net cash provided by (used by) operations:

         Depreciation and amortization                                         59.3                   72.6
         Gain on investments                                                  (36.1)                 (48.4)
         Loss on disposal of equipment                                          0.8                    3.7
         Donation of equity securities                                         20.5                    -
         Non-cash special items                                                 6.4                    -
         Other, net                                                            (1.0)                   7.4
         Changes in certain assets and liabilities, net:
            Receivables                                                       (19.8)                 (36.8)
            Inventories                                                        (3.1)                  (4.6)
            Other current assets                                              (20.5)                  (1.9)
            Accounts payable and accrued expenses                             (63.1)                 (77.7)
            Current and deferred income taxes                                  24.7                   12.6
            Other liabilities                                                   3.7                    1.5
                                                             -------------------------- ---------------------------

      Net cash provided by (used by) operating activities                     116.0                  (24.5)
                                                             -------------------------- ---------------------------

      Cash flows from investing activities:

      Purchase of property, plant; and equipment                              (51.0)                 (21.7)
      Sale and maturity of marketable investments                               2.1                   61.3
      Purchase of marketable investments                                      (20.0)                 (62.5)
      Proceeds from sale of investment                                         21.3                   52.2
      Business acquisitions, net of cash acquired                             (24.9)                   -
      Purchase of investments and other, net                                   (0.3)                  (1.8)
                                                             -------------------------- ---------------------------

      Net cash provided by (used by) investing activities                     (72.8)                  27.5
                                                             -------------------------- ---------------------------

      Cash flows from financing activities:

      Repayment of debt                                                        (4.2)                 (19.0)
      Issuance of common stock, net                                            18.7                   26.2
                                                             -------------------------- ---------------------------

      Net cash provided by  financing activities                               14.5                    7.2
                                                             -------------------------- ---------------------------

      Net change in cash and cash equivalents                                  57.7                   10.2
      Cash and cash equivalents at beginning of period                        778.8                  418.7
                                                             -------------------------- ---------------------------


      Cash and cash equivalents at end of period                             $836.5                 $428.9
                                                             ========================== ===========================


See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries. Throughout the notes to the condensed consolidated financial statements, National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 28, 2000.

Earnings Per Share:

A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:


                                                                 Three Months Ended
                                                              Aug. 27,         Aug. 29,
(in millions)                                                   2000             1999
                                                           ---------------- ---------------
Net income used for basic
and diluted earnings per share                                     $144.2          $  47.1
                                                           ================ ===============
Number of shares:

Weighted-average common shares outstanding
used for basic earnings per share                                   178.1            170.3

Effect of dilutive securities:

     Stock options                                                   17.7             15.1
                                                           ---------------- ---------------

Weighted-average common and potential
common shares outstanding used for
diluted earnings per share                                          195.8            185.4
                                                           ================ ===============

As of August 27, 2000, there were options outstanding to purchase 8.6 million shares of common stock with a weighted-average exercise price of $59.54, which could potentially dilute basic earnings per share in the future, but were not included in diluted earnings per share as their effect was antidilutive. As of August 29, 1999, options outstanding to purchase 2.9 million shares of the company's common stock with a weighted-average exercise price of $30.24 were not included in the computation of diluted earnings per share because their effect was antidilutive. As of August 29, 1999, the company also had outstanding $258.8 million of convertible subordinated notes, which were convertible into approximately 6.0 million shares of common stock. The notes were not assumed to be converted in the computation of diluted earnings per share because they were antidilutive. The notes were paid off during fiscal 2000 and therefore had no effect on the computation of diluted earnings per share as of August 27, 2000.


Note 2.  Consolidated Financial Statement Detail

The components of inventories were:

                                                            Aug. 27,           May 28,
(in millions)                                                 2000              2000
                                                        ------------------ ----------------

Raw materials                                                     $  17.2          $  16.6
Work in process                                                     111.0            112.0
Finished goods                                                       67.8             64.3
                                                        ------------------ ----------------

Total inventories                                                 $ 196.0          $ 192.9
                                                        ================== ================

The components of accumulated other comprehensive income (loss), net of tax, were:

                                                            Aug. 27,           May 28,
(in millions)                                                 2000              2000
                                                        ------------------ ----------------

Unrealized gain on
     available-for-sale securities                                $  39.2          $   3.7
Minimum pension liability                                           (31.2)           (31.2)
                                                        ------------------ ----------------

                                                                  $   8.0          $ (27.5)
                                                        ================== ================


The components of special items were:

                                                                Three Months Ended
                                                            Aug. 27,           Aug. 29,
(in millions)                                                 2000               1999
                                                        ------------------ -----------------

In-process research and development charge                        $   4.1        $     -
Restructuring of operations                                           2.3              -
                                                        ------------------ -----------------

                                                                  $   6.4        $     -
                                                        ================== =================


Components of Interest income (expense), net and Other income, were:

                                                                Three Months Ended
                                                            Aug. 27,           Aug. 29,
(in millions)                                                 2000               1999
                                                        ------------------ -----------------
Interest income (expense), net

Interest income                                                   $  15.4          $   5.9
Interest expense                                                     (1.3)            (7.3)
                                                        ------------------ -----------------

     Interest income (expense), net                               $  14.1          $  (1.4)
                                                        ================== =================

Other income, net

Net intellectual property income                                  $   1.4          $   6.8
Gain on investments                                                  36.1             48.4
Other                                                                 -                1.8
                                                        ------------------ -----------------

     Total other income, net                                       $ 37.5           $ 57.0
                                                        ================== =================


Included in gain on investments for the first quarter of fiscal 2001 is a gain of $20.5 million from the distribution of equity securities that were a part of the company's investment portfolio. The securities were donated to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and is included in selling, general and administrative expenses for the first quarter of fiscal 2001.


Note 3.  Statement of Cash Flow Information

                                                                  Three Months Ended
                                                              Aug. 27,         Aug. 29,
(in millions)                                                   2000             1999
                                                           ---------------- ----------------
Supplemental Disclosure of Cash Flow Information:

Cash paid (refunded) for:
     Interest                                                   $     1.1          $    3.1
     Income taxes                                               $    11.4          $  (10.0)

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans                    $     4.1         $     0.9
Issuance of restricted stock                                    $     1.7         $      -
Issuance of common stock in connection
   with the settlement of a promissory note                     $      -          $     5.0
Change in unrealized gain on available-for-sales
securities                                                      $    35.5         $   172.3


Note 4. Restructuring of Operations

In connection with its consolidation of the wafer manufacturing operations in Greenock, Scotland, the company recorded a $2.3 million restructuring charge during the first quarter of fiscal 2001. The charge represents additional severance costs associated with the termination of the remaining employees expected to depart with the closure of the 4-inch wafer fabrication facility. During the quarter, higher than expected salaries due to unexpected overtime hours were earned by terminating employees. The actual salaries earned directly impact the computation of the amount of severance these employees have a right to receive upon effective termination. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility on the same site was substantially completed by the end of September. During the first quarter of fiscal 2001, the company paid $1.7 million in severance to 39 terminated employees in connection with the facility closure.

During the quarter, the company also paid $1.8 million of other exit-related costs, primarily related to restructuring actions announced in May 1999. Included in accrued liabilities at August 27, 2000, is $17.3 million related to severance and other exit costs for all restructuring actions discussed in Note 3 to the consolidated financial statements for fiscal 2000 that were not yet completed as of August 27, 2000. These restructuring costs primarily represent facility clean-up costs and lease obligations, as well as approximately $3.2 million of remaining severance related to the closure of the Greenock 4-inch wafer fabrication facility. The timing of actual departure of employees and payment of severance may occur in different accounting periods due to minimum termination notification periods. Severance is usually paid on the effective date of termination.

Note 5. Acquisition

In July 2000, the company acquired the business and assets of Vivid Semiconductor, Inc. a flat-panel display design firm based in Chandler, Arizona. The addition of Vivid's technologies and expert analog engineering resources is expected to expand National's strengths in creating silicon solutions for the flat-panel display market. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, the company recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the condensed consolidated statement of operations. The amount allocated to the in-process research and development charge was determined through an established valuation technique used in the high technology industry and expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on future operating results. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair market values. The intangible assets primarily include goodwill to be amortized over its useful life of 5 years.

Note 6.  Segment Information

The following table presents information related to the company's reportable segments:


                                       Information     Cyrix

                            Analog      Appliance     Business      All                           Total
                           Segment       Segment        Unit      Others     Eliminations     Consolidated
                          ----------- -------------- ----------- ---------- ---------------- ----------------
Three months ended August 27, 2000:
Sales to unaffiliated
customers                   $  461.2     $   65.7     $    -      $  113.9      $    -            $  640.8
Inter-segment sales              -            0.1          -           -            (0.1)              -
                          ----------- -------------- ----------- ---------- ---------------- ----------------

Net sales                   $  461.2     $   65.8     $    -      $  113.9      $   (0.1)         $  640.8
                          =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes                       $  158.6     $  (18.5)    $    -      $   40.2                        $  180.3
                          =========== ============== =========== ==========                  ================

Three months ended August 29, 1999:

Sales to unaffiliated
Customers                   $  333.4     $   52.0     $  18.6    $   77.8       $    -            $  481.8
Inter-segment sales              -            0.1          -           -            (0.1)              -
                          ----------- -------------- ----------- ---------- ---------------- ----------------

Net sales                   $  333.4     $   52.1     $  18.6    $   77.8       $   (0.1)         $  481.8
                           =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes                      $    82.5     $  (29.2)     $ (22.6)   $   18.9                       $    49.6
                          =========== ============== =========== ==========                  ================


Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company recorded net sales of $640.8 million for the first quarter of fiscal 2001, representing a 33 percent increase from net sales of $481.8 million for the comparable quarter of fiscal 2000. This growth was primarily attributable to continued improvement in market conditions for the semiconductor industry. Net income was $144.2 million for the first quarter of fiscal 2001, compared to net income of $47.1 million for the corresponding period of fiscal 2000. Although the improvement in operating results reflects the effect of the company's decision in May 1999 to exit the Cyrix PC processor business, growth in sales of higher margin analog products and improvement in manufacturing efficiency were also key contributors. Included in net income for the first quarter of fiscal 2001 were special items totaling $6.4 million. The special items represented an in-process R&D charge of $4.1 million related to an acquisition (See Note 5) and a restructuring charge of $2.3 million related to the consolidation of the manufacturing facility in Greenock, Scotland (See Note 4). For the first quarter of fiscal 2000, net income included a $48.4 million gain from the sale of Fairchild Semiconductor stock, as part of Fairchild Semiconductor's initial public offering.

Sales

The following discussion is based on the company's operating segments described in Note 12 to the consolidated financial statements included in the Annual Report on Form 10K for the year ended May 28, 2000.

The increase in overall sales for the first quarter of fiscal 2001 was a result of significantly higher volumes, while average selling prices were relatively flat for most of the company's products. The Analog segment, whose sales now represent 72 percent of the company's total sales, drove the growth in sales. For the first quarter of fiscal 2001, analog product sales grew 38 percent over sales for the comparable quarter of fiscal 2000. This growth was primarily attributable to significantly higher unit volume, while average selling prices increased slightly. Analog segment sales were particularly strong in the wireless cellular markets. Sales for interface products grew by 65 percent, while sales for application-specific wireless communications products, amplifiers, audio and power management products all grew by more than 45 percent over sales for the comparable period of fiscal 2000. Sales in the first quarter of fiscal 2001 for the Information Appliance segment grew 26 percent over sales for the comparable quarter of fiscal 2000 primarily due to higher unit volume as average selling prices remained flat. This comparison excludes sales of the Cyrix PC microprocessor unit, which the company sold in September 1999. Network product sales declined by 12 percent from sales for fiscal 2000. Although the company introduced new products employing new digital signal processing technology in the second half of fiscal 2000, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the sales decline. The decrease in unit shipments more than offset marginal increases in average selling prices for network products.

Gross Margin

Gross margin as a percentage of sales increased to 53 percent for the first quarter of fiscal 2001 from 38 percent for the same period of fiscal 2000. The increase in gross margin for fiscal 2001 was primarily driven by improved product mix, as the company shipped more high contribution analog and wireless products, combined with improved factory utilization. With the installed capacity in Maine being fully utilized, wafer fabrication capacity utilization for the first quarter of fiscal 2001 reached 97 percent. This compares to 61 percent for the same period of fiscal 2000, which reflected the effect of lower capacity utilization in Maine due to the company's decision to exit the Cyrix PC microprocessor business in May 1999.

Research and Development

Total research and development expenses of $107.8 million for the first quarter of fiscal 2001, which included the effect of a $4.1 million in-process R&D charge related to the acquisition in the quarter of Vivid Semiconductor, declined 6 percent from R&D expenses for the same period of fiscal 2000. Excluding the charge for Vivid, R&D expenses for the first quarter of fiscal 2001 declined 10 percent. The primary factor affecting the decrease in R&D expense is the absence of expenses associated with the former 8-inch development wafer fabrication facility in Santa Clara, California. The closure of this facility, which was announced in May 1999, was completed by the end of the first quarter of fiscal 2000. The company continues to invest resources to develop new cores and integrate those cores with its other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. It also continues to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless communications, personal systems and consumer markets, as well as in the process technologies needed to support those products. For the first quarter of fiscal 2001, the company devoted approximately 82 percent of its R&D effort towards new product development and 18 percent towards the development of process technology. Compared to the comparable period of fiscal 2000, this represents a 9 percent increase in spending for new product development and a 43 percent decrease in spending for process technology.

Selling, General and Administrative

Selling, general and administrative expenses increased 32 percent for the first quarter of fiscal 2001 from SG&A expenses for the same period of fiscal 2000. Included in SG&A expenses for the first quarter of fiscal 2001 is an expense of $20.5 million associated with the distribution of equity securities that were part of the company's investment portfolio, which were donated to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses for the first quarter of fiscal 2001 increased 5 percent over SG&A expenses for the same period of fiscal 2000. This increase is primarily attributable to increases in payroll and employee benefit expenses, including incentive programs related to the company's profitability.

Restructuring of Operations

In connection with its consolidation of the wafer manufacturing operations in Greenock, Scotland, the company recorded a $2.3 million restructuring charge during the first quarter of fiscal 2001. The charge represents additional severance costs associated with the termination of the remaining employees expected to depart with the closure of the 4-inch fabrication facility. Further detail and discussion of other activity for the first quarter of fiscal 2001 related to restructuring actions is described in Note 4 to the condensed consolidated financial statements.

Interest Income and Interest Expense

Net interest income was $14.1 million for the first quarter of fiscal 2001 compared to net interest expense of $1.4 million for the same quarter of fiscal 2000. Both higher average cash balances and slightly higher interest rates in fiscal 2001 contributed to an increase in interest income. Interest expense for fiscal 2001 was significantly lower than the same quarter of fiscal 2000 due to the redemption of the company's $258.8 million convertible subordinated notes, which were repaid in November 1999.

Other Income, Net

Other income, net was $37.5 million for the first quarter of fiscal 2001, compared to $57.0 million for the same quarter of fiscal 2000. The components of other income, net for the first quarter of fiscal 2001 included a net gain of $36.1 million from the company's equity investments and $1.4 million of net intellectual property income. The net gain from equity investments included a gain of $20.5 million from the distribution of equity securities that were part of the company's investment portfolio, which were donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation is included in SG&A expenses for the first quarter of fiscal 2001. This compares to other income, net for the first quarter of fiscal 2000, which included a gain of $48.4 million from the sale of a portion of the company's investment in Fairchild stock, $6.8 million of net intellectual property income and other miscellaneous income of $1.8 million.

Income Tax Expense

The company recorded income tax expense of $36.1 million in the first quarter of fiscal 2001, compared to $2.5 million in the first quarter of fiscal 2000. This is based on the company's expected effective tax rate of 20 percent for fiscal 2001, which is a combination of U.S. alternative minimum tax and foreign tax expense. This compares to a 2 percent effective tax rate for fiscal 2000, which primarily represented foreign income tax expense, as U.S. taxable income was offset by net operating loss carryforwards.

Financial Condition

During the first quarter of fiscal 2001, cash and cash equivalents increased by $57.7 million compared to an increase of $10.2 million for the first quarter of fiscal 2000. The primary sources contributing to the improvement are described below.

For the first quarter of fiscal 2001, operating activities generated cash of $116.0 million while operating activities used cash of $24.5 million in the first quarter of fiscal 2000. The primary contributor to the improvement in operating cash for fiscal 2001 was the increase in net income, which more than offset the negative impact from changes in working capital. For fiscal 2001, the negative impact from changes in working capital was also less than in fiscal 2000 as increases in receivables and inventories were lower.

The company's investing activities used cash of $72.8 million in the first quarter of fiscal 2001, while they generated cash of $27.5 million for the first quarter of fiscal 2000. Use of cash in the first quarter of fiscal 2001 primarily related to the company's investment in property, plant and equipment of $51.0 million and a business acquisition of $24.9 million (See Note 5).In comparison the company's investment in property, plant and equipment was $21.7 million for the first quarter of fiscal 2000. That amount was more than offset by the proceeds of $52.2 million from the sale of Fairchild stock.

The company's financing activities generated cash of $14.5 million for the first quarter of fiscal 2001, compared to $7.2 million for the first quarter of fiscal 2000. For the first quarter of fiscal 2001, the company received $18.7 million from the issuance of common stock under employee benefit plans and repaid $4.2 million of general debt. A reduction in debt repayment in fiscal 2001 was the result of a significant decrease in company's total debt from the redemption of the company's $258.8 million convertible subordinated notes, which were repaid in November 1999. For the first quarter of fiscal 2000, the company received $26.2 million from the issuance of common stock under employee benefit plans while it repaid $19.0 million of general debt.

Management foresees substantial cash outlays for plant and equipment throughout the remainder of fiscal 2001, with primary focus on capacity expansion in its wafer manufacturing, assembly and test facilities, based upon expected future unit volume increases. As a result, the fiscal 2001 capital expenditure level is expected to be significantly higher than the fiscal 2000 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2001 capital investments.

Outlook

The statements contained in this outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. In addition to the risk factors discussed in the Financial Condition and Results of Operations on pages 22 through 24 of the company's 2000 Annual Report on Form 10-K for the fiscal year ended May 28, 2000 filed with the Securities and Exchange Commission, the following factors may also affect the company's operating results for fiscal 2001:

Market conditions continued to be strong for National through the end of the first quarter of fiscal 2001, despite the usual summer slowdown experienced in Europe. New orders grew sequentially over the May quarter and sales grew sequentially for the fifth consecutive quarter. The wireless handset market continues to be an important part of the company's growth, as new integrated chipsets are being developed to allow greater penetration in the overall market. Although end market unit growth for wireless handsets continued to be very high, the timing of future growth expectations for the remainder of calendar 2000 is subject to a high level of uncertainty. The expected growth of unit builds by some of National's key wireless customers has been reduced during calendar 2000. Other customers' growth has increased but is dependent on gains in market share, which cannot be assured. Due to recent component shortages, some customers have built up their inventories. The rate in which these inventories are reduced and customer reorders are received in the short-term will have an effect on shipments for the current quarter. As a result, the company remains cautious on near-term trends in its wireless-related business. In addition, since the end of the first quarter of fiscal 2001, certain personal computer companies have made public announcements indicating less demand than expected. This softening could negatively impact the rate of orders received from National's customers who serve the PC market. The level of revenue expected for the second quarter is dependent on meeting a specified level of fill orders, which are orders received and shippable in the same quarter. If the company is unable to achieve the specified level of fill orders, it will be unable to achieve the level of revenue growth expected for the second quarter of fiscal 2001.

If the factors discussed above, combined with general semiconductor market conditions, result in a decline in the growth of new orders received, the company may be unable to achieve the level of revenue growth expected for the remainder of fiscal 2001 and operating results will be unfavorably affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the company's Annual Report on Form 10-K for the year ended May 28, 2000 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the company's Annual Report on Form 10-K for the year ended May 28, 2000 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8. There have been no material changes from the information reported in these sections.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

On July 1, 1988, the U.S. Customs Service liquidated a number of duty drawback claims previously filed by the company. In connection with the liquidation, the Customs Service denied the payment of drawback that had been previously paid to the company and issued bills to the company in the amount of $2.5 million seeking repayment of the accelerated drawback. The company filed protests of the liquidations in September 1988. The protests were denied in March 1996. The company sought judicial review of the denial in the Court of International Trade. As a prerequisite to filing the summons for judicial review, the Company had paid the denied duties and associated interest totaling $5.2 million. The company and Customs Service reached a settlement of this matter in July 2000. The settlement provided for complete termination of the matter and a payment to the company in the amount of $182,648.82 plus associated interest.

As reported in the company's Form 10-K for the fiscal year ended May 28, 2000, the federal securities class action suit initially filed in November 1997 by Goodman Epstein, a former Cyrix shareholder, on behalf of himself and other Cyrix shareholders, went to trial in June 2000 and a jury returned a verdict in favor of the company and other defendants on July 11, 2000. In return for the company's agreement not to seek costs associated with the litigation, plaintiff has agreed not to appeal the case. The period for filing an appeal has expired. The case is now finally concluded.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)   Exhibits

3.1 Second Restated Certificate of Incorporation of the company, as amended (incorporated by reference from the Exhibits to the company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the company's Registration Statement on Form S-8 Registration No. 333-09957, which became effective August 12, 1996). Certificate of Amendment of Certificate of Incorporation dated September 22, 2000.

3.2 By-Laws of the company (incorporated by reference from the Exhibits to the company's Form 10-K for fiscal year ended May 28,2000 filed August 3,
      2000).

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

10.1  Management contract or Compensatory Plan or Agreement:
      Fiscal Year 2001 Executive Officer Incentive Plan Agreement.

27.0  Financial Data Schedule

(b)   Reports on Form 8-K

No reports on Form 8-K were filed in the quarter ended August 27, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 10, 2000                     /s/ Lewis Chew

                                            --------------
                                            Lewis Chew
                                            Vice President and Controller
                                            Signing on behalf of the registrant
                                            and as principal accounting officer