Form 10-Q
period 2000-11-26
NATIONAL SEMICONDUCTOR CORP
filed 2001-01-10
CIK 70530

21 of 20
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 26, 2000

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                Outstanding at November 26, 2000.
        -------------------                 ---------------------------------

Common stock, par value $0.50 per share            174,231,046

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.

Part I.   Financial Information
Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months and Six Months Ended November 26, 2000 and
  November 28, 1999                                                          3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
  for the Three Months and Six Months Ended November 26, 2000
  and November 28, 1999                                                      4

Condensed Consolidated Balance Sheets (Unaudited) as of

  November 26, 2000  and May 28, 2000                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Six Months Ended November 26, 2000 and November 28, 1999                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)          7-12

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      13-16

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        17

Part II.  Other Information

Item 1.   Legal Proceedings                                                 18

Item 4.   Submission of Matters to a Vote of Security Holders               18

Item 6.   Exhibits and Reports on Form 8-K                               18-19

Signature                                                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)



                                                        Three Months Ended                Six Months Ended
                                                      Nov. 26,     Nov. 28,            Nov. 26,     Nov. 28,
                                                        2000         1999                2000         1999
                                                     ------------ ------------        ------------ ------------
  Net sales                                            $  595.0     $  513.9           $1,235.8      $  995.7
  Operating costs and expenses:
    Cost of sales                                         294.3        281.5              595.7         578.2
    Research and development                              112.1         85.0              215.8         200.1
    Selling, general and administrative                    78.8         75.1              179.4         151.1
    Special items                                            -         (29.9)               6.4         (29.9)
                                                     ------------ ------------        ------------ ------------

  Total operating costs and expenses                      485.2        411.7              997.3         899.5
  Operating income                                        109.8        102.2              238.5          96.2
  Interest income, net                                     15.2          1.6               29.3           0.2
  Other income, net                                         8.4          0.2               45.9          57.2
                                                     ------------ ------------        ------------ ------------
  Income before income taxes and
    extraordinary item                                    133.4        104.0              313.7         153.6
  Income tax expenses                                      26.7          5.2               62.8           7.7
                                                     ------------ ------------        ------------ ------------

  Net income before extraordinary item                    106.7         98.8              250.9         145.9
  Extraordinary loss on early extinguishment
    of debt, net of tax benefit of $0.4 million              -           6.8                 -            6.8
                                                     ------------ ------------        ------------ ------------

  Net income                                           $  106.7     $   92.0           $  250.9      $  139.1
                                                     ============ ============        ============ ============

  Earnings per share before extraordinary item:
       Basic                                           $    0.60    $    0.57          $    1.41     $   0.85
       Diluted                                         $    0.56    $    0.52          $    1.29     $   0.78

  Earnings per share:
       Basic                                           $    0.60    $    0.53          $    1.41     $   0.81
       Diluted                                         $    0.56    $    0.49          $    1.29     $   0.74

  Weighted-average shares:
       Basic                                              178.1        172.2               178.1       171.3
       Diluted                                            191.9        189.5               193.9       187.5

  Income used in basic and diluted
       earnings per share calculation                  $  106.7     $   92.0           $   250.9     $ 139.1



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(in millions)



                                                         Three Months Ended                Six Months Ended
                                                       Nov. 26,      Nov. 28,           Nov. 26,      Nov. 28,
                                                         2000          1999               2000          1999
                                                      ------------ -------------       ------------ -------------
Net income                                              $  106.7     $    92.0           $  250.9     $  139.1

Other comprehensive income, net of tax:
    Reclassification adjustment for net
      realized gain included in net income                  (4.6)           -               (22.3)         -
    Unrealized gain (loss) on
      available-for-sale securities                         (9.3)         13.8               43.9        186.1
                                                      ------------ -------------       ------------ -------------

Comprehensive income                                    $   92.8     $   105.8           $  272.5     $  325.2
                                                      ============ =============       ============ =============


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                               Nov. 26,              May 28,
                                                                 2000                 2000

                                                       -------------------- --------------------
 ASSETS
   Current assets:

      Cash and cash equivalents                                $ 846.0              $ 778.8
      Short-term marketable investments                           30.3                 22.3
      Receivables, net                                           213.4                258.6
      Inventories                                                201.8                192.9
      Deferred tax assets                                        125.7                125.7
      Other current assets                                        41.6                 40.5
                                                          -------------------- --------------------

      Total current assets                                     1,458.8              1,418.8

   Net property, plant and equipment                             821.5                803.7
   Long-term cash investments                                     61.9                 48.8
   Long-term marketable investments                               33.9                 12.7
   Other assets                                                  106.4                 98.2
                                                          -------------------- --------------------
   Total assets                                               $2,482.5             $2,382.2
                                                          ==================== ====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings and current
        portion of long-term debt                             $   32.0             $   31.4
      Accounts payable                                           143.3                194.5
      Accrued expenses                                           277.3                315.1
      Income taxes payable                                        92.8                 86.7
                                                          -------------------- --------------------
      Total current liabilities                                  545.4                627.7

   Long-term debt                                                 39.5                 48.6
   Other non-current liabilities                                  66.6                 62.6
                                                          -------------------- --------------------
      Total liabilities                                          651.5                738.9
                                                          -------------------- --------------------

   Put warrants                                                    5.2                   -
                                                          -------------------- --------------------

   Commitments and contingencies

   Shareholders' equity

      Common stock                                                87.1                 88.8
      Additional paid-in capital                               1,307.0              1,395.3
      Retained earnings                                          437.6                186.7
      Accumulated other comprehensive loss                        (5.9)               (27.5)
                                                          -------------------- --------------------

      Total shareholders' equity                               1,825.8              1,643.3
                                                          -------------------- --------------------

      Total liabilities and shareholders' equity              $2,482.5             $2,382.2
                                                          ==================== ====================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)


                                                                                  Six Months Ended
                                                                             Nov. 26,           Nov. 28,
                                                                                2000              1999
                                                             ------------------------ -----------------------

      Cash flows from operating activities:
      Net income                                                            $ 250.9              $ 139.1
      Adjustments to reconcile net income
         with net cash provided by operations:
         Depreciation and amortization                                        118.0                137.7
         Gain on investments                                                  (38.8)               (48.5)
         Loss on disposal of equipment                                          1.3                  5.0
         Donation of equity securities                                         20.5                  -
         Non-cash special items                                                 6.4                (29.9)
         Other, net                                                             0.3                  2.9
         Changes in certain assets and liabilities, net:
            Receivables                                                        45.2                (42.0)
            Inventories                                                        (8.9)               (21.7)
            Other current assets                                               (2.7)                (4.6)
            Accounts payable and accrued expenses                             (87.4)               (60.5)
            Current and deferred income taxes                                   6.1                 18.3
            Other liabilities                                                   4.0                  3.8
                                                             ------------------------ -----------------------

      Net cash provided by operating activities                               314.9                 99.6
                                                             ------------------------ -----------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                              (121.2)               (58.7)
      Sale of equipment                                                         -                    8.1
      Sale and maturity of marketable investments                               7.0                137.0
      Purchase of marketable investments                                      (28.0)               (89.0)
      Proceeds from sale of investment                                         29.9                 52.3
      Business acquisition, net of cash acquired                              (24.9)                 -
      Disposition of Cyrix PC microprocessor business                           -                   70.0
      Purchase of investments and other, net                                  (11.2)                 2.2
                                                             ------------------------ -----------------------

      Net cash (used by) provided by investing activities                    (148.4)               121.9
                                                             ------------------------ -----------------------

      Cash flows from financing activities:
      Redemption of convertible subordinated notes                              -                 (265.8)
      Repayment of debt                                                        (8.5)               (22.1)
      Issuance of common stock, net                                            35.0                 50.5
      Purchase and retirement of treasury stock                              (125.8)                 -
                                                             ------------------------ -----------------------

      Net cash used by financing activities                                   (99.3)              (237.4)
                                                             ------------------------ -----------------------

      Net change in cash and cash equivalents                                  67.2                (15.9)
      Cash and cash equivalents at beginning of period                        778.8                418.7
                                                             ------------------------ -----------------------


      Cash and cash equivalents at end of period                            $ 846.0              $ 402.8
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries. Throughout these notes to the condensed consolidated financial statements, National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company. Interim results of operations are not necessarily indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 28, 2000.

Earnings Per Share:

A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:


                                                        Three Months Ended              Six Months Ended
                                                        Nov. 26,      Nov. 28,          Nov. 26,     Nov. 28,
(in millions)                                            2000         1999               2000        1999
                                                        ------------ -----------        ----------- -----------

Net income used for basic and
  diluted earnings per share                            $  106.7     $   92.0           $  250.9    $  139.1
                                                        ============ ===========        =========== ===========

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share                        178.1        172.2              178.1       171.3

Effective of dilutive securities:

  Stock options                                             13.8         17.3               15.8        16.2
                                                        ------------ -----------        ----------- -----------

Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share                               191.9        189.5              193.9       187.5
                                                        ============ ===========        =========== ===========

As of November 26, 2000, there were options outstanding to purchase 13.2 million shares of common stock with a weighted-average exercise price of $48.10 which could potentially dilute basic earnings per share in the future. These options were not included in the calculation of diluted earnings per share because their effect was antidilutive. As of November 28, 1999, options outstanding to purchase 0.5 million shares of the company's common stock with a weighted-average exercise price of $35.10 were not included in the computation of diluted earnings per share because their effect was antidilutive.

Note 2.  Consolidated Financial Statement Detail


The components of inventories were:

                                                                  Nov. 26,                   May 28,
(in millions)                                                       2000                       2000
                                                        --------------------------- ---------------------------
Raw materials                                                    $   14.8                  $   16.6
Work in process                                                     106.2                     112.0
Finished goods                                                       80.8                      64.3
                                                        --------------------------- ---------------------------

Total inventories                                                $  201.8                  $  192.9
                                                        =========================== ===========================

The components of accumulated other comprehensive loss, net of tax, were:

                                                                 Nov. 26,                    May 28,
(in millions)                                                      2000                        2000
                                                        --------------------------- ---------------------------

Unrealized gain on
  available-for-sale securities                                  $  25.3                   $    3.7
Minimum pension liability                                          (31.2)                     (31.2)
                                                        --------------------------- ---------------------------

Accumulated other comprehensive loss                             $  (5.9)                  $  (27.5)
                                                        =========================== ===========================

The components of special items were:

                                                          Three Months Ended               Six Months Ended
                                                        Nov. 26,     Nov. 28,           Nov. 26,     Nov. 28,
(in millions)                                             2000         1999               2000        1999
                                                        ------------ -----------        ----------- -----------

In-process research and development charge               $    -      $     -             $  4.1      $    -
Restructuring of operations                                   -          (3.1)              2.3         (3.1)

Gain on disposition of Cyrix PC
  microprocessor business                                     -         (26.8)               -         (26.8)
                                                        ------------ -----------        ----------- -----------
Total special items                                      $    -      $  (29.9)           $  6.4      $ (29.9)
                                                        ============ ===========        =========== ===========



Components of interest income (expense), net and other income, net were:

                                                        Three Months Ended             Six Months Ended
                                                        Nov. 26      Nov. 28           Nov. 26      Nov. 28
(in millions)                                             2000         1999              2000         1999
                                                        ------------ -----------       ------------ -----------
Interest income, net
Interest income                                          $   16.4     $   7.6            $   31.8     $  13.5
Interest expense                                             (1.2)       (6.0)               (2.5)      (13.3)
                                                        ------------ -----------       ------------ -----------
     Interest income, net                                    15.2     $   1.6            $   29.3     $   0.2
                                                        ============ ===========       ============ ===========

Other income, net
Net intellectual property income                         $    3.1     $   0.1            $   4.5      $   6.9

Gain on investments, net                                      2.7         0.1               38.8         48.5

Other                                                         2.6          -                 2.6          1.8
                                                        ------------ -----------       ----------- ------------

     Total other income, net                             $    8.4      $  0.2            $  45.9      $  57.2
                                                        ============ ===========       =========== ============

Included in gain on investments for the first six months of fiscal 2001 is a gain of $20.5 million resulting from the charitable donation of equity securities that were a part of the company's investment portfolio. The securities were donated to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and this amount is included in selling, general and administrative expenses for the first six months of fiscal 2001.


Note 3.  Statement of Cash Flows Information

                                                                         Six Months Ended
                                                                 Nov. 26,                Nov 28,
(in millions)                                                      2000                    1999
                                                           ---------------------- -----------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid (refunded) for:
     Interest                                                   $     2.6                $   16.5
     Income taxes                                               $    56.7                $  (11.0)

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans                    $     4.1                $    0.9
Issuance of director stock                                      $     0.3                $    0.3
Issuance of restricted stock                                    $     2.4                $     -
Issuance of common stock in connection
  with the settlement of promissory note                        $      -                 $    5.0
Issuance of common stock in connection
  with the conversion of a subordinated notes                   $      -                 $    0.1
Change in unrealized gain on
  available-for-sales securities                                $    21.6                $  186.1




Note 4. Restructuring of Operations

During the first six months of fiscal 2001, the company recorded a $2.3 million restructuring charge in connection with its consolidation of the wafer manufacturing operations in Greenock. This charge represented additional severance costs associated with the termination of certain remaining employees who were scheduled to depart the company in fiscal 2001, concurrent with final closure of the 4-inch wafer fabrication facility. During the first quarter of fiscal 2001, the terminating employees earned higher than expected salaries because of unexpected overtime hours. The actual salaries earned directly impact the amount of severance these employees have a right to receive at termination. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility on the same site were substantially completed by the end of September 2000. During the first six months of fiscal 2001, the company paid $4.1 million in severance to 87 employees terminated in connection with the facility closure.

During the second quarter and first six months of fiscal 2001, the company also paid $1.4 million and $3.8 million, respectively, for other exit-related costs, primarily related to restructuring actions originally announced in May 1999. Included in accrued liabilities at November 26, 2000, is $13.5 million related to costs for restructuring actions discussed in Note 3 to the consolidated financial statements for fiscal 2000 that were not yet completed as of November 26, 2000. These restructuring costs primarily represent facility clean-up costs related to the closure of the Greenock 4-inch wafer fabrication facility and lease obligations related to other restructuring actions.

Note 5. Acquisition

In July 2000, the company acquired the business and assets of Vivid Semiconductor, Inc. a semiconductor company based in Chandler, Arizona. The company expects the addition of Vivid's technologies and expert analog engineering resources to expand its strengths in creating silicon solutions for the flat-panel display market. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, the company recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the condensed consolidated statement of operations. The amount allocated to the in-process research and development charge was determined through an established valuation technique used in the high technology industry and expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on future operating results. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair values. The intangible assets primarily consist of goodwill which is to be amortized over a useful life of 5 years.

Note 6.  Segment Information

The following table presents information related to the company's reportable segments:


                                       Information
                            Analog      Appliance       All                           Total
                           Segment       Segment      Others     Eliminations     Consolidated
Three months ended November 26, 2000:

Sales to unaffiliated
customers                   $  416.4     $   65.4     $  113.2      $    -            $  595.0
                          =========== ============== ========== ================ ================

Net sales                   $  416.4     $   65.4     $  113.2      $    -            $  595.0
                          =========== ============== ========== ================ ================

Segment income (loss)
before income
taxes                       $  125.4     $  (19.6)    $   27.6      $    -            $  133.4
                          =========== ============== ========== ================ ================

Three months ended November 28, 1999:

Sales to unaffiliated
customers                   $  368.8     $   59.5     $   85.6      $    -            $  513.9
Inter-segment sales              -            0.1          -            (0.1)              -
                          ----------- -------------- ---------- ---------------- ----------------

Net sales                   $  368.8     $   59.6     $   85.6      $   (0.1)         $  513.9
                          =========== ============== ========== ================ ================

Segment income (loss)
before income
taxes and extraordinary
item                        $  106.8     $  (24.6)    $   21.8      $    -            $  104.0
                          =========== ============== ========== ================ ================



                                       Information     Cyrix
                            Analog      Appliance     Business      All                           Total
                           Segment       Segment        Unit      Others     Eliminations     Consolidated
                          ----------- -------------- ----------- ---------- ---------------- ----------------
Six months ended November 26, 2000:

Sales to unaffiliated
customers                   $  877.6     $  131.1     $    -      $  227.1      $    -            $1,235.8
Inter-segment sales              -            0.1          -           -            (0.1)              -
                            ----------- -------------- ----------- ---------- --------------- ----------------

Net sales                   $  877.6     $  131.2     $    -      $  227.1      $   (0.1)         $1,235.8
                           =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes                       $  284.0     $  (38.1)    $    -      $   67.8      $    -            $  313.7
                           =========== ============== =========== ========== ================ ================

Six months ended November 28, 1999:

Sales to unaffiliated
customers                   $  702.2     $  111.5     $  18.6     $  163.4      $    -            $  995.7
Inter-segment sales              -            0.2          -           -            (0.2)              -
                          ----------- -------------- ----------- ---------- ---------------- ----------------

Net sales                   $  702.2     $  111.7     $  18.6     $  163.4      $   (0.2)         $  995.7
                          =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes and extraordinary
item                        $  189.3     $  (53.8)    $ (22.6)    $   40.7      $    -            $  153.6
                          =========== ============== =========== ========== ================ ================

Note 7.  Put Warrants

In November 2000, the company sold put warrants on 300,000 shares of its common stock. The warrants, which mature in February 2001, give the holders the right at maturity to require the company to repurchase shares of National common stock at $17.50. The company has the option to settle in cash or shares of common stock. The amount related to the company's potential repurchase obligation has been reclassified from shareholders' equity to put warrants. As of November 26, 2000, all the warrants were outstanding.

Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The company recorded net sales of $595.0 million and $1,235.8 million for the second quarter and first six months of fiscal 2001, respectively. This represents an increase of 16 percent and 24 percent from net sales of $513.9 million and $995.7 million for the second quarter and first six months of fiscal 2000, respectively. This growth was primarily attributable to improvement in market conditions for the semiconductor industry. Net income was $106.7 million and $250.9 million for the second quarter and first six months of fiscal 2001, respectively, compared to net income of $92.0 million and 139.1 million for the corresponding periods of fiscal 2000. The improvement in operating results is attributable to growth in sales of higher margin analog products and improvement in manufacturing efficiency achieved since the company exited the Cyrix PC microprocessor business in May 1999. Net income for the first six months of fiscal 2001 included special items in the amount of $6.4 million. The special items represented an in-process R&D charge of $4.1 million related to an acquisition (See Note 5) and a restructuring charge of $2.3 million related to the consolidation of the manufacturing facility in Greenock, Scotland (See Note
4). No special items were included in net income for the second quarter of fiscal 2001. For the second quarter and first six months of fiscal 2000, net income included $29.9 million for special items. The special items included a $26.8 million gain from the sale of the assets of the Cyrix PC microprocessor business and a $3.1 million credit related to restructuring of operations. Net income for the second quarter and first six months of fiscal 2000 also included a $6.8 million extraordinary loss (net of tax benefit of $0.4 million) that the company recorded in connection with the early redemption of its $258.8 million,
6.5 percent convertible subordinated notes.

Sales

The following discussion is based on the company's operating segments described in Note 12 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended May 28, 2000.

The increase in overall sales for the first half of fiscal 2001 was a result of significantly higher volumes, while average selling prices were relatively flat for most of the company's products. The Analog segment, whose sales now represent 71 percent of the company's total sales, drove the growth in sales. For the second quarter and first six months of fiscal 2001, analog product sales grew 13 percent and 25 percent, respectively, over sales for the comparable periods of fiscal 2000. This growth was primarily attributable to significantly higher unit volume, while average selling prices increased slightly. Sales in the wireless cellular markets were strong in the first quarter of fiscal 2001, but were up only slightly in the second quarter compared to last year's second quarter. Amplifiers and interface products led the growth in Analog segment sales for the second quarter of fiscal 2001 over the comparable quarter of fiscal 2000 with increases of 31 percent and 21 percent, respectively. These product areas also led the growth in sales for the first half of fiscal 2001 over the comparable fiscal 2000 period with increase of 39 percent and 42 percent, respectively. Power management products also contributed to the growth in sales for the first half of fiscal 2001 with a 31 percent increase over the comparable fiscal 2000 period. Sales in the second quarter and first six months of fiscal 2001 for the Information Appliance segment grew 10 percent and 18 percent, respectively, over sales for the comparable periods of fiscal 2000 primarily due to higher unit volume as average selling prices remained relatively flat. For the first six-month periods the comparison excludes sales of the Cyrix PC microprocessor unit, which the company sold in September 1999. Network product sales declined 15 percent in the second quarter and 13 percent year to year from sales in the comparable periods of fiscal 2000. Although the company introduced network products employing new digital signal processing technology primarily focused on higher bandwidth gigabit applications, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the sales decline. Unit volume and average selling prices were both lower for network products compared to last year.

Gross Margin

Gross margin as a percentage of sales increased to 51 percent and 52 percent for the second quarter and first six months of fiscal 2001, respectively, from gross margin of 45 percent and 42 percent for the same periods of fiscal 2000. The increase in gross margin for fiscal 2001 was primarily driven by improved product mix, as the company shipped more high contribution analog and wireless products, combined with improved factory utilization. Wafer capacity utilization over the first half of fiscal 2001 ran at 88 percent despite lower production activity in the latter part of the second quarter, particularly in the Maine manufacturing facility. This compares to 67 percent in the same period of fiscal 2000, which reflected the effect of lower capacity utilization in Maine caused by the company's decision to exit the Cyrix PC microprocessor business at the end of fiscal 1999.

Research and Development

Total research and development expenses for the second quarter and first six months of fiscal 2001 increased 32 percent and 10 percent, respectively, over R&D expenses for the comparable periods of fiscal 2000. Included in total R&D expenses for the first six months of fiscal 2001 is the effect of a $4.1 million in-process R&D charge related to the acquisition of Vivid Semiconductor in July 2000. Excluding the charge for Vivid, R&D expenses for the first six months of fiscal 2001 increased 8 percent over expenses for the corresponding fiscal 2000 period. Higher R&D expenses for the second quarter and first six months of fiscal 2001 reflect increased investment of resources to develop new cores and integrate those cores with other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. It also reflects increased investment in the development of new analog and mixed-signal technology-based products for applications in the wireless communications, personal systems and consumer markets, as well as in the process technologies needed to support those products. Beginning in the second quarter of fiscal 2001, the company began recording expense associated with a licensing agreement with Taiwan Semiconductor Manufacturing Company. The agreement enables National to gain access to a variety of TSMC's advanced sub-micron processes for use in its Maine facility, if and when those processes are developed by TSMC. The advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products for the information appliances, wireless and networking markets. The commencement of this expense contributed to the increase in R&D expense compared to last quarter and last year. Through the first six months of fiscal 2001, the company devoted approximately 80 percent of its R&D effort towards new product development and 20 percent towards the development of process technology. Compared to the corresponding period of fiscal 2000, this represents a 16 percent increase in spending for new product development and a 9 percent decrease in spending for process technology.

Selling, General and Administrative

Selling, general and administrative expenses increased 5 percent and 19 percent for the second quarter and first six months of fiscal 2001, respectively, from SG&A expenses for the comparable periods of fiscal 2000. Included in SG&A expenses for the first six months of fiscal 2001 is an expense of $20.5 million associated with the charitable donation of equity securities that were part of the company's investment portfolio which were donated to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses for the first six months of fiscal 2001 increased 5 percent over SG&A expenses for the same period of fiscal 2000. The increase in expenses for the current reporting periods is primarily attributable to increases in payroll and employee benefit expenses, including incentive programs reflecting the company's increased profitability.

Restructuring of Operations

In connection with its consolidation of the wafer manufacturing operations in Greenock, Scotland, the company recorded a $2.3 million restructuring charge included as a special item for the first six months of fiscal 2001. The charge represented additional severance costs associated with the termination of certain remaining employees concurrent with the closure of the 4-inch fabrication facility, which was substantially completed by the end of September 2000. Further detail and discussion of other activity for the second quarter and first six months of fiscal 2001 related to restructuring actions are described in Note 4.

Interest Income and Interest Expense

Net interest income was $15.2 million and $29.3 million for the second quarter and first six months of fiscal 2001, respectively, compared to $1.6 million and $0.2 million for the same periods of fiscal 2000. Both higher average cash balances and higher interest rates in fiscal 2001 contributed to an increase in interest income. Interest expense for fiscal 2001 was significantly lower than fiscal 2000 due to the redemption of the company's $258.8 million convertible subordinated notes, which were repaid in November 1999.

Other Income, Net

Other income, net was $8.4 million and $45.9 million for the second quarter and first six months of fiscal 2001, respectively, compared to $0.2 million and $57.2 million for the same periods of fiscal 2000. The components of other income, net for the second quarter of fiscal 2001 included $3.1 million of net intellectual property income, a net gain of $2.7 million from the company's equity investments and $2.6 million of non-operating income associated with an investment partnership. In addition to these items, other income, net for the first six months of fiscal 2001 included an additional net gain of $36.1 million from the company's equity investments and $1.4 million of net intellectual property income. The net gain from equity investments in fiscal 2001 included a gain of $20.5 million resulting from the charitable donation of equity securities that were part of the company's investment portfolio, which were donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation is included in SG&A expenses for the first six months of fiscal 2001. This compares to other income, net of $0.2 million for the second quarter of fiscal 2000, which included $0.1 million of net intellectual property income and a net gain of $0.1 million from the company's equity investments. In addition to these items, other income, net for the first six months of fiscal 2000 included an additional gain of $48.4 million from the sale of a portion of the company's investment in Fairchild stock and $6.8 million of net intellectual property income. Other income, net for the first six months of fiscal 2000 also included other miscellaneous income of $1.8 million.

Income Tax Expense

The company recorded income tax expense of $26.7 million and $62.8 million for the second quarter and first six months of fiscal 2001, respectively. This compares to income tax expense before extraordinary item of $5.2 million and $7.7 million for the corresponding periods of fiscal 2000. This is based on the company's expected effective tax rate of 20 percent for fiscal 2001, which is a combination of U.S. alternative minimum tax and foreign tax expense. This compares to a 2 percent effective tax rate for fiscal 2000, which primarily represented foreign income tax expense, as U.S. taxable income was offset by net operating loss carryforwards.

Financial Condition

During the first six months of fiscal 2001, cash and cash equivalents increased by $67.2 million compared to a decrease of $15.9 million for the first six months of fiscal 2000. The primary sources contributing to the improvement are described below.

For the first six months of fiscal 2001, operating activities generated cash of $314.9 million compared to $99.7 million for the first six months of fiscal 2000. The primary contributor to the improvement in operating cash for fiscal 2001 was an increase in net income. In addition for fiscal 2001, the negative effect on cash flow from changes in working capital items had less impact than in fiscal 2000. This is primarily due to a decrease in account receivables which has been partially offset by a decrease in accounts payable.

The company's investing activities used cash of $148.4 million in the first six months of fiscal 2001, while they generated cash of $121.8 million for the first six months of fiscal 2000. Use of cash during fiscal 2001 primarily related to the company's investment in property, plant and equipment of $121.2 million and the Vivid business acquisition for $24.9 million (See Note 5). In comparison, the company's investment in property, plant and equipment for the same period of fiscal 2000 was $58.7 million, offset by proceeds of $52.2 million from the sale of Fairchild stock, $70.0 million from the sale of the Cyrix PC microprocessor business and $48.0 million generated from marketable securities.

The company's financing activities used cash of $99.3 million for the first six months of fiscal 2001, compared to $237.4 million for the first six months of fiscal 2000. The primary use of cash in fiscal 2001 was for the company's repurchase of 5.3 million shares of common stock on the open market for $125.8 million. All of the shares of treasury stock were retired during the same period. The cash outlay was partially offset by proceeds of $35.0 million from the issuance of common stock under employee benefit plans. For fiscal 2000 the primary use of cash during the comparable period was associated with the company's redemption of the 6.5 percent convertible subordinated notes for $265.8 million, which was partially offset by proceeds of $50.5 million from the issuance of common stock under employee benefit plans.

Management foresees substantial cash outlays for plant and equipment throughout the remainder of fiscal 2001, with primary focus on new process capabilities, as well as improvements to provide better manufacturing efficiency and productivity. While management has reduced its capital expenditure plan in response to a recent slowdown in market demand, the fiscal 2001 capital expenditure level is still expected to be higher than the fiscal 2000 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance planned fiscal 2001 capital investments.

Outlook

The statements contained in this outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. In addition to the risk factors discussed in the Financial Condition and Results of Operations on pages 21 through 24 of the company's 2000 Annual Report on Form 10-K for the fiscal year ended May 28, 2000 filed with the Securities and Exchange Commission, the following factors may also affect the company's operating results for fiscal 2001:

During the second quarter of fiscal 2001, the company experienced a significant slowdown in new orders as market conditions weakened. New orders, particularly from the distribution channel, fell significantly as distributors attempted to reduce inventory levels in response to resale growth rates that were lower than previously anticipated. Continued inventory corrections by some customers in the wireless handset market and lower than expected demand in the PC market also contributed to the slowdown. The company does expect new orders to improve once its customers, particularly distributors, work through their inventory corrections. However, there has been no current evidence that this process will be resolved in the near term. There is a risk that the slowdown may be prolonged. A gradual stabilization of sales in the mobile phone market offset by the typical post-Christmas seasonal slowdown in the PC market is expected to result in lower sales in the third quarter of fiscal 2001 compared to the second quarter just ended. The level of sales expected for the third quarter is dependent on meeting a specified level of fill orders, which are orders received and shippable in the same quarter. If the company does not receive the specified level of fill orders, it will be unable to achieve the level of sales expected for the third quarter of fiscal 2001.

The wireless handset market continues to be an important part of the company's growth. New integrated chipsets are being developed to allow added dollar content in targeted entry level handsets. Although end market unit growth for wireless handsets was very high for calendar 2000 as a whole, the timing of future growth expectations for the near term is subject to a high level of uncertainty. The growth rate of unit builds by some of National's key wireless customers was reduced during the latter part of calendar 2000. Growth of other customers has increased but is dependent on gains in market share, which cannot be assured. As a result, the company remains cautious on near-term trends in its wireless-related business.

Although the company remains optimistic regarding its future for products in the information appliance market, market adoption has been slower than originally anticipated and it is not yet clear which form factors or specific customers' models will ultimately be successful for this new emerging market. Revenue for the company's IA products is therefore dependent on the outcome and the timing of product acceptance trends.

If these factors discussed above, combined with general uncertain worldwide semiconductor market conditions, result in a decline in the growth of new orders received, the company may be unable to achieve the level of revenue growth as originally expected for the remainder of fiscal 2001 and operating results will be unfavorably affected.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the company's Annual Report on Form 10-K for the year ended May 28, 2000 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of the company's Annual Report on Form 10-K for the year ended May 28, 2000 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8 of Form 10-K. There have been no material changes from the information reported in these sections.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

         An action was filed in the U.S. District Court for Delaware in November 2000 by Mark Levy, a shareholder of Fairchild Semiconductor International, Inc. The defendants are National Semiconductor Corporation, Fairchild and Sterling Holding Company, LLC. The action is brought under section 16(b) of the Securities Exchange Act of 1934 and the rules promulgated thereunder by the Securities and Exchange Commission and seeks disgorgement of alleged short-swing insider trading profits. National originally acquired Fairchild common and preferred stock in March 1997 at the time it disposed of the Fairchild business. At the time of Fairchild's initial public offering in August 1999, National received Fairchild common stock in exchange for the Fairchild preferred stock previously held by National. The exchange was done automatically pursuant to Fairchild's Certificate of Incorporation. Plaintiff alleges that this acquisition of common stock through the exchange constitutes an acquisition that should be matched for the purpose of computing short-swing trading profits against National's sale in January 2000 of Fairchild common stock. The action seeks to recover from National on behalf of Fairchild recoverable profits of approximately $14 million. National believes that there is no basis for plaintiff's allegations and intends to vigorously contest the action.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) National Semiconductor Corporation's Annual Meeting was held on September 22, 2000.

(b)      The following directors were elected at the meeting:

         DIRECTOR                        FOR                AUTHORITY WITHHELD
         --------                        ---                ------------------
         Brian L. Halla               153,401,080                2,735,856
         Gary P. Arnold               153,545,136                2,591,800
         Robert J. Frankenberg        153,470,940                2,665,996
         E. Floyd Kvamme              153,533,714                2,603,222
         Modesto A. Maidique          153,440,393                2,696,543
         Edward R. McCracken          153,496,721                2,640,215

(c)      The following matters were also voted on at the meeting:

          (i) Proposal to approve the amendment to the company's certificat of incorporation increasing the number of shares of common stock from 300,000,000 to 850,000,000:

               For: 128,150,058 Against: 27,395,315 Abstain:591,563

          (ii) Proposal to approve the Executive Officer Stock Option Plan:

               For: 102,888,071 Against: 52,245,242 Abstain: 1,003,623


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

 3.1 Second Restated Certificate of Incorporation of the Company as amended (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-09957, which became effective August 12,
          1996). Certificate of Amendment of Certificate of Incorporation dated September 22, 2000. (incorporated by reference from the Exhibits to the Company's Registration Statement on Form S-8 Registration No. 333-48424, which became effective October 23, 2000).

3.2      By Laws of the Company.

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

4.4      Form of Note  (incorporated by reference  from the  Exhibits  to   the
         Company's Registration Statement on Form S-3 Registration No. 33-63649 which became effective November 6, 1995).

4.5 Indenture dated as of May 28, 1996 between Cyrix Corporation ("Cyrix") and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22,
         1996).

4.6 Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-1066, which became effective August 22, 1996).

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed for the quarter ending November 26, 2000.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION


Date:  January 9, 2001                       /s/ Lewis Chew
                                             --------------
                                             Lewis Chew
                                             Vice President and Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer