Form 10-Q
period 2000-02-25
NATIONAL SEMICONDUCTOR CORP
filed 2001-04-11
CIK 70530

2 of 20
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 25, 2001

                                       or

-- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________.
                                                           -

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Title of Each Class                    Outstanding at February 25, 2001.
     -------------------                    ---------------------------------

Common stock, par value $0.50 per share             173,428,952

NATIONAL SEMICONDUCTOR CORPORATION

INDEX
                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months and Nine Months Ended February 25, 2001 and
  February 27, 2000                                                          3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
  for the Three Months and Nine Months Ended February 25, 2001
  and February 27, 2000                                                      4

Condensed Consolidated Balance Sheets (Unaudited) as of
  February 25, 2001  and May 28, 2000                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Nine Months Ended February 25, 2001 and February 27, 2000                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)          7-12

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                     13-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk        17

Part II.  Other Information

Item 1.   Legal Proceedings                                                 18

Item 6.   Exhibits and Reports on Form 8-K                               18-19

Signature                                                                   20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                        Three Months Ended               Nine Months Ended
                                                      Feb. 25,     Feb. 27,            Feb. 25,     Feb. 27,
                                                        2001         2000                2001         2000
                                                     ------------ ------------        ------------ ------------
  Net sales                                            $  475.6     $  548.9            $1,711.4     $1,544.6
  Operating costs and expenses:
    Cost of sales                                         242.6        285.2               838.3        863.4
    Research and development                              112.0         90.7               327.8        290.8
    Selling, general and administrative                    76.3         78.1               255.7        229.2
    Special items                                          12.1         (5.7)               18.5        (35.6)
                                                     ------------ ------------        ------------ ------------

  Total operating costs and expenses                      443.0        448.3             1,440.3      1,347.8
                                                     ------------ ------------        ------------ ------------

  Operating income                                         32.6        100.6               271.1        196.8
  Interest income, net                                     13.4          4.8                42.7          5.0
  Other income, net                                         3.0        227.7                48.9        284.9
                                                     ------------ ------------        ------------ ------------

  Income before income taxes and
    extraordinary item                                     49.0        333.1               362.7        486.7
  Income tax expenses                                       9.8          5.3                72.6         13.0
                                                     ------------ ------------        ------------ ------------

  Net income before extraordinary item                     39.2        327.8               290.1        473.7
  Extraordinary loss on early extinguishment
    of debt, net of tax benefit of $0.4 million             -            -                   -            6.8
                                                     ------------ ------------        ------------ ------------


  Net income                                          $    39.2     $  327.8            $  290.1     $  466.9
                                                     ============ ============        ============ ============

  Earnings per share before extraordinary item:
       Basic                                         $    0.23    $    1.88           $    1.64    $    2.75
       Diluted                                       $    0.21    $    1.68           $    1.53    $    2.49

  Earnings per share:
       Basic                                         $    0.23    $    1.88           $    1.64    $    2.71
       Diluted                                       $    0.21    $    1.68           $    1.53    $    2.46

  Weighted-average shares:
       Basic                                              174.0        174.7               176.7        172.4
       Diluted                                            183.0        194.8               190.2        189.9

  Income used in basic and diluted
       earnings per share calculation                  $   39.2     $  327.8            $  290.1     $  466.9



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(in millions)



                                                         Three Months Ended                Nine Months Ended
                                                       Feb. 25,      Feb. 27,           Feb. 25,      Feb. 27,
                                                         2001          2000               2001          2000
                                                      ------------ -------------       ------------ -------------
Net income                                             $    39.2     $  327.8            $  290.1     $  466.9

Other comprehensive income, net of tax:
    Reclassification adjustment for net
      realized gain included in net income                  (0.1)      (195.6)              (22.4)      (195.6)
    Unrealized gain (loss) on
      available-for-sale securities                         (2.6)         7.5                41.3        193.6
                                                      ------------ -------------       ------------ -------------


Comprehensive income                                   $    36.5     $  139.7            $  309.0     $  464.9
                                                      ============ =============       ============ =============




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                                        Feb. 25,                   May 28,
                                                                          2001                      2000
                                                             ------------------------ -----------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                          $    841.8               $    778.8
      Short-term marketable investments                                        13.0                     22.3
      Receivables, net                                                        156.0                    258.6
      Inventories                                                             215.7                    192.9
      Deferred tax assets                                                     125.7                    125.7
      Other current assets                                                     39.0                     40.5
                                                             ------------------------ -----------------------

      Total current assets                                                  1,391.2                   1418.8

   Net property, plant and equipment                                          814.7                    803.7
   Long-term cash investments                                                  47.4                     48.8
   Long-term marketable investments                                            30.5                     12.7
   Other assets                                                               218.3                     98.2
                                                             ------------------------ -----------------------

   Total assets                                                           $ 2,502.1                $ 2,382.2
                                                             ======================== =======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings and current
        portion of long-term debt                                         $    31.4              $      31.4
      Accounts payable                                                        123.7                    194.5
      Accrued expenses                                                        292.2                    315.1
      Income taxes payable                                                     97.5                     86.7
                                                             ------------------------ -----------------------

      Total current liabilities                                               544.8                    627.7

   Long-term debt                                                              33.7                     48.6
   Other non-current liabilities                                               89.3                     62.6
                                                             ------------------------ -----------------------

      Total liabilities                                                       667.8                    738.9
                                                             ------------------------ -----------------------

   Commitments and contingencies

   Shareholders' equity
      Common stock                                                             86.7                     88.8
      Additional paid-in capital                                            1,281.6                  1,395.3
      Retained earnings                                                       476.8                    186.7
      Accumulated other comprehensive loss                                     (8.6)                   (27.5)
      Treasury stock, at cost                                                  (2.2)                     -
                                                             ------------------------ -----------------------

      Total shareholders' equity                                            1,834.3                  1,643.3
                                                             ------------------------ -----------------------


   Total liabilities and shareholders' equity                             $ 2,502.1                $ 2,382.2
                                                             ======================== =======================


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                                               Nine Months Ended
                                                                          Feb. 25,            Feb. 27,
                                                                            2001                2000
                                                             ------------------------ -----------------------
    Cash flows from operating activities:
    Net income                                                            $ 290.1              $ 466.9
    Adjustments to reconcile net income
    with net cash provided by operations:
       Depreciation and amortization                                        179.0                202.3
       Gain on investments                                                  (40.8)              (272.5)
       Loss on disposal of equipment                                          2.7                  9.1
       Donation of equity securities                                         20.5                  -
       Special items                                                         18.5                (35.6)
       Other, net                                                             0.3                  3.3
       Changes in certain assets and liabilities, net:
          Receivables                                                       102.6                (75.6)
          Inventories                                                       (22.8)               (33.1)
          Other current assets                                               (0.9)               (11.4)
          Accounts payable and accrued expenses                            (115.7)               (65.9)
          Current and deferred income taxes                                  10.8                  9.9
          Other liabilities                                                   4.5                  2.9
                                                             ------------------------ -----------------------

    Net cash provided by operating activities                               448.8                200.3
                                                             ------------------------ -----------------------

    Cash flows from investing activities:
    Purchase of property, plant and equipment                              (168.4)               (94.1)
    Sale of equipment                                                         -                    8.6
    Sale and maturity of marketable investments                              39.3                127.7
    Purchase of marketable investments                                      (28.0)              (106.7)
    Proceeds from sale of investments                                        33.3                286.0
    Business acquisition, net of cash acquired                              (98.3)               (22.2)
    Disposition of Cyrix PC microprocessor business                           -                   75.0
    Purchase of investments and other, net                                  (23.8)                (2.2)
                                                             ------------------------ -----------------------

    Net cash (used by) provided by investing activities                    (245.9)               272.1
                                                             ------------------------ -----------------------

    Cash flows from financing activities:
    Redemption of convertible subordinated notes                              -                 (265.8)
    Repayment of debt                                                       (14.9)               (33.6)
    Issuance of common stock, net                                            48.5                105.8
    Purchase and retirement of treasury stock                              (173.5)                 -
                                                             ------------------------ -----------------------

    Net cash used by financing activities                                  (139.9)              (193.6)
                                                             ------------------------ -----------------------

    Net change in cash and cash equivalents                                  63.0                278.8
    Cash and cash equivalents at beginning of period                        778.8                418.7
                                                             ------------------------ -----------------------


    Cash and cash equivalents at end of period                            $ 841.8              $ 697.5
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

National's management believes the condensed consolidated financial statements presented in this Form 10-Q contain all adjustments that are necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and its subsidiaries. National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company in these notes to these financial statements. Interim results of operations may not necessarily be indicative of the results that may be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in the annual report on Form 10-K for the fiscal year ended May 28, 2000.

Earnings Per Share:

A reconciliation of the shares used in the computation for basic and diluted earnings per share follows:


                                                        Three Months Ended              Nine Months Ended
                                                        Feb. 25,     Feb. 27,           Feb. 25,    Feb. 27,
(in millions)                                            2001         2000               2001        2000
                                                        ------------ -----------        ----------- -----------
Net income used for basic and
  diluted earnings per share                             $  39.2       $327.8             $290.1      $466.9
                                                        ============ ===========        =========== ===========

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share                        174.0        174.7              176.7       172.4

Effective of dilutive securities:

  Stock options                                              9.0         20.1               13.5        17.5
                                                        ------------ -----------        ----------- -----------

Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share                               183.0        194.8              190.2       189.9
                                                        ============ ===========        =========== ===========


As of February 25, 2001, the company had options outstanding to purchase 13.3 million shares of common stock with a weighted-average exercise price of $47.32, which were excluded from the fiscal 2001 computation of diluted earnings per share because their effect was antidilutive. These options could potentially dilute the computation of basic earnings per share in the future. As of February 27, 2000, all options outstanding to purchase shares of the company's common stock were considered dilutive and were included in the computation of diluted earnings per share.

Note 2.  Consolidated Financial Statement Details

The components of inventories were:

                                                                  Feb. 25,                   May 28,
(in millions)                                                       2001                       2000
                                                        --------------------------- ---------------------------

Raw materials                                                     $  14.5                   $  16.6
Work in process                                                     113.0                     112.0
Finished goods                                                       88.2                      64.3
                                                        --------------------------- ---------------------------


Total inventories                                                 $ 215.7                   $ 192.9
                                                        =========================== ===========================

The components of accumulated other comprehensive
  loss, net of tax, were:
                                                                Feb. 25,                    May 28,
(in millions)                                                      2001                        2000
                                                        --------------------------- ---------------------------

Unrealized gain on
  available-for-sale securities                                   $  22.6                  $    3.7
Minimum pension liability                                           (31.2)                    (31.2)
                                                        --------------------------- ---------------------------

Accumulated other comprehensive loss                              $  (8.6)                 $  (27.5)
                                                        =========================== ===========================

The components of special items were:

                                                          Three Months Ended              Nine Months Ended
                                                        Feb. 25,     Feb. 27,           Feb. 25,    Feb. 27,
(in millions)                                             2001         2000               2001        2000
                                                        ------------ -----------        ----------- -----------

In-process research and development charge               $    12.1   $      4.2          $    16.2  $      4.2
Restructuring of operations                                    -           (9.9)               2.3       (13.0)
Gain on disposition of Cyrix PC
  microprocessor business                                      -            -                  -         (26.8)
                                                        ------------ -----------        ----------- -----------

Total special items                                      $    12.1   $     (5.7)         $    18.5   $   (35.6)
                                                        ============ ===========        =========== ===========


Components of interest income,
  net and other income, net were:

                                                        Three Months Ended             Nine Months Ended
                                                        Feb. 25,     Feb. 27,          Feb. 25,     Feb. 27,
(in millons)                                              2001         2000              2001         2000
                                                        ------------ -----------       ------------ -----------
Interest income, net
--------------------
Interest income                                           $   14.6     $    8.1          $   46.4    $   21.6
Interest expense                                              (1.2)        (3.3)             (3.7)      (16.6)
                                                        ------------ -----------       ------------ -----------

     Interest income, net                                 $   13.4     $    4.8          $   42.7    $    5.0
                                                        ============ ===========       ============ ===========

Other income, net
-----------------
Net intellectual property income                         $     0.9      $   3.7          $    5.4    $   10.6
Gain on investments, net                                       2.0        224.0              40.8       272.5
Other                                                          0.1          -                 2.7         1.8
                                                         ------------ ----------       ----------- ------------

     Total other income, net                             $     3.0      $ 227.7          $   48.9     $ 284.9
                                                        ============ ===========       =========== ============

Included in the gain on investments for the first nine months of fiscal 2001 is a gain of $20.5 million resulting from the distribution of equity securities relating to the company's investment portfolio. The securities were subsequently donated to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and this amount is included in selling, general and administrative expenses for the first nine months of fiscal 2001.

Note 3.  Statement of Cash Flows Information

                                                                        Nine Months Ended
                                                                 Feb. 25,                Feb. 27,
(in millions)                                                      2001                    2000
                                                         ---------------------- -----------------------
Supplemental Disclosure of Cash Flows Information:
Cash paid for:
     Interest                                                   $     3.6               $    19.4
     Income taxes                                               $    61.8               $     2.7

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of common stock for employee benefit plans             $     4.1               $     2.6
Issuance of common stock to directors                           $     0.3               $     0.3
Issuance of restricted common stock                             $     7.5               $     8.2
Issuance of common stock in connection
  with the settlement of promissory note                        $      -                $     5.0
Issuance of common stock in connection
  with the conversion of subordinated notes                     $      -                $     0.1
Change in unrealized gain on
  available-for-sale securities                                 $    18.9               $     1.9


NOTE 4. RESTRUCTURING OF OPERATIONS

During the first nine months of fiscal 2001, the company recorded a $2.3 million restructuring charge in connection with its consolidation of the wafer manufacturing operations in Greenock, Scotland. This charge represented additional severance costs associated with the termination of certain remaining employees who were scheduled to depart the company in fiscal 2001, at the time of the final closure of the 4-inch wafer fabrication facility. During the first quarter of fiscal 2001, the terminating employees earned higher than expected salaries because of unanticipated overtime hours. The actual salaries earned directly impacted the amount of severance these employees had a right to receive at termination. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility on the same site were substantially completed by the end of September 2000. During the first nine months of fiscal 2001, the company paid $4.4 million in severance to 96 employees terminated in connection with the facility closure.

During the first nine months of fiscal 2001, the company also paid $4.4 million for other exit-related costs that were primarily related to restructuring actions originally announced in May 1999. Included in accrued liabilities at February 25, 2001, is $12.6 million related to costs for restructuring actions discussed in Note 3 to the consolidated financial statements for fiscal 2000 that were not yet completed as of February 25, 2001. These restructuring costs primarily represent facility dismantling costs related to the closure of the Greenock 4-inch wafer fabrication facility and lease obligations related to other restructuring actions.

Note 5. Acquisitions

In February 2001, the company acquired innoCOMM Wireless, a developer of chipsets for wireless networking applications based in San Diego, California. InnoCOMM's expertise ranges from short-range wireless technologies, such as Bluetooth and HomeRF, to full wireless local area networking based on the IEEE
802.11 standards, which allow interoperability for wireless LANs similar to how ethernet allows interoperability of wired LANs. The acquisition is expected to complement National's existing base of design and product expertise. The acquisition was accounted for using the purchase method with a purchase price of $118.8 million. Of the total purchase price, $74.3 million was paid in cash upon the closing of the transaction. A liability of $44.5 million was recorded, primarily representing two installments to be paid twelve and twenty-four months after the closing date. In connection with the acquisition, the company recorded a $12.1 million in-process research and development charge, which is included as a component of special items in the condensed consolidated statement of operations for the third quarter and first nine months of fiscal 2001. The remainder of the purchase price was allocated to net assets of $0.2 million and intangible assets of $106.5 million based on fair values. The intangible assets primarily consist of goodwill, which is to be amortized over a useful life of 7 years. Under terms of employee retention arrangements, the company also expects to pay a total of approximately $18.3 million to innoCOMM employees upon the completion of their first and second year service anniversaries. These amounts will be charged ratably to operations over the related service periods.

In July 2000, the company acquired the business and assets of Vivid Semiconductor, Inc. a semiconductor company based in Chandler, Arizona. The company expects the addition of Vivid's technologies and analog engineering resources to expand its strengths in creating silicon solutions for the flat-panel display market. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, the company recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the condensed consolidated statement of operations for the first nine months of fiscal 2001. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair values. The intangible assets primarily consist of goodwill, which is to be amortized over a useful life of 5 years.

The amount allocated to the in-process research and development charge in each of these acquisitions was determined through an established valuation technique used in the high technology industry. The research and development charge was expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. The costs of research and development to bring the products to technological feasibility are not expected to have a material impact on future operating results.

Note 6.  Segment Information

The following table presents information related to the company's reportable segments:

                                         Information
                             Analog       Appliance          All                               Total
(in millions)               Segment        Segment          Others       Eliminations      Consolidated
                            -------        -------          ------       ------------      ------------
Three  months ended
February 25, 2001:
Sales to unaffiliated
customers                   $  346.2      $    49.4     $    80.0       $        -           $   475.6
                          ============= =============== =============== =============== ====================

Segment income (loss)
before income
taxes                       $   60.4      $   (25.6)    $    14.2       $        -           $    49.0
                          ============= =============== =============== =============== ====================

Three months ended
February 27, 2000:

Sales to unaffiliated
 customers                  $  386.5      $    59.8     $   102.6       $        -           $   548.9
                          ============= =============== =============== =============== ====================

Segment income (loss)
before income
taxes                       $  120.3      $   (23.8)    $   236.6       $        -           $   333.1
                          ============= =============== =============== =============== ====================




                                       Information     Cyrix
                            Analog      Appliance     Business      All                           Total
(in millions)              Segment       Segment        Unit      Others     Eliminations     Consolidated
                          ----------- -------------- ----------- ---------- ---------------- ----------------
Nine  months ended
February 25, 2001:
Sales to unaffiliated
Customers                   $1,223.8     $  180.5    $      -     $  307.1  $        -            $1,711.4
Inter-segment sales              -            0.1          -           -            (0.1)              -
                          ----------- -------------- ----------- ---------- ---------------- ----------------

Net sales                   $1,223.8     $  180.6    $      -     $  307.1   $      (0.1)         $1,711.4
                          =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes                       $  344.4     $  (63.7)   $      -     $   82.0   $       -            $  362.7
                          =========== ============== =========== ========== ================ ================

Nine  months ended
February 27, 2000:

Sales to unaffiliated
customers                   $1,088.7     $  171.3     $   18.6    $  266.0  $        -            $1,544.6
Inter-segment sales              -            0.2          -           -            (0.2)              -
                          ----------- -------------- ----------- ---------- ---------------- ----------------

Net sales                   $1,088.7     $  171.5     $   18.6    $  266.0   $      (0.2)         $1,544.6
                          =========== ============== =========== ========== ================ ================

Segment income (loss)
before income
taxes and extraordinary
item                       $   309.6    $   (77.6)    $  (22.6)   $  277.3  $        -           $   486.7
                          =========== ============== =========== ========== ================ ================


Note 7.  Put Warrants

In November 2000, the company sold put warrants on 300,000 shares of its common stock. The warrants, which matured in February 2001, gave the holders the right at maturity to require the company to repurchase shares of National common stock at $17.50. The company had the option to settle the warrants in cash or shares of common stock. The amount related to the company's potential repurchase obligation had been reclassified from shareholders' equity to put warrants. In February 2001, all of the outstanding warrants expired unexercised and the company was not required to settle them, either in cash or stock. The potential repurchase obligation was reclassified back to shareholders' equity in February 2001.

Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW
The company recorded net sales of $475.6 million and $1,711.4 million for the third quarter and first nine months of fiscal 2001, respectively. Net sales for the quarter represented a 13 percent decline from net sales of $548.9 million for the third quarter of fiscal 2000, while net sales for the first nine-month period represented an 11 percent increase over net sales of $1,544.6 million for the same period of fiscal 2000. Strong sales in the first half of fiscal 2001 contributed to the growth in sales for the first nine months of fiscal 2001 over the comparable period of fiscal 2000. Meanwhile recent weakness in semiconductor industry business conditions contributed to the decline in sales for the third quarter of fiscal 2001. Net income was $39.2 million and $290.1 million for the third quarter and first nine months of fiscal 2001, respectively, compared to net income of $327.8 million and $466.9 million for the corresponding periods of fiscal 2000. Lower operating results were caused by a significant slowdown in orders seen since the latter part of calendar 2000.

Net income for the third quarter of fiscal 2001 included a special item of $12.1 million for an in-process R&D charge related to the acquisition of innoCOMM Wireless (See Note 5). In addition to this charge, special items reported in net income for the first nine months of fiscal 2001 included a $4.1 million in-process R&D charge related to the acquisition of Vivid Semiconductor (See
Note 5) and a $2.3 million restructuring charge related to the consolidation of the manufacturing facility in Greenock, Scotland (See Note 4). Net income for the third quarter and first nine months of fiscal 2000 included special items of $5.7 million and $35.6 million, respectively. For the third quarter of fiscal 2000, special items included a $9.9 million credit related to restructuring of operations and a $4.2 million in-process R&D charge. For the first nine months of fiscal 2000, special items included an additional $3.1 million credit related to restructuring of operations and a $26.8 million gain from the sale of the assets of the Cyrix PC microprocessor business. Net income for the first nine months of fiscal 2000 also included a $6.8 million extraordinary loss (net of tax benefit of $0.4 million) that the company recorded in connection with the early redemption of its 6.5 percent convertible subordinated notes.

SALES
The following discussion is based on the company's operating segments described in Note 12 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended May 28, 2000.

The increase in overall sales for the first nine months of fiscal 2001 was a result of higher volumes that were primarily shipped in the first half of the fiscal year, as sales in the third quarter declined significantly. Average selling prices remained unchanged for most of the company's products. The Analog segment, whose sales now represent 72 percent of the company's total sales, led the growth in sales for the first nine months. Analog product sales for the first nine months of fiscal 2001 grew 12 percent over sales for the comparable period of fiscal 2000, but declined 10 percent for the third quarter from sales for the comparable period of fiscal 2000. The growth for the first nine months of fiscal 2001 was primarily attributable to higher unit volume with slightly increased average selling prices. A significant decline in unit volume caused the decrease in the current third quarter sales, while average selling prices were fairly stable. Sales of application specific wireless products, including radio frequency building blocks, grew 5 percent and 17 percent for the third quarter and first nine months of fiscal 2001 over the comparable periods of fiscal 2000. Interface, amplifiers and power management products also contributed to the growth in sales for the first nine months of fiscal 2001 with increases of 23 percent, 22 percent and 16 percent, respectively, over the comparable period of fiscal 2000. However, these product areas experienced a noticeably different trend in the third quarter of fiscal 2001 with decreases of 11 percent, 7 percent and 10 percent, respectively, compared to the same quarter of fiscal 2000. Sales in the third quarter of fiscal 2001 for the Information Appliance segment decreased 17 percent from sales for the comparable quarter of fiscal 2000 due to decreases in both unit shipments and average selling prices. The slowdown in demand for personal computers and PC-related products contributed to the decline in sales for the Information Appliance segment because a large part of the portfolio of information appliance products is still focused on the traditional PC marketplace. For the first nine months of fiscal 2001, information appliance product sales increased 5 percent over sales for the comparable period of fiscal 2000. This increase was primarily due to higher unit volume, as average selling prices remained relatively flat. The nine-month period comparison excludes sales from the Cyrix PC microprocessor unit, which the company sold in September 1999. Network product sales declined 24 percent in the third quarter and 20 percent year to year from sales in the comparable periods of fiscal 2000. Although the company has introduced network products employing new digital signal processing technology primarily focused on higher bandwidth gigabit applications, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the network product sales decline. Unit volume and average selling prices were both lower for network products compared to last year.

GROSS MARGIN
Gross margin as a percentage of sales increased to 49 percent and 51 percent for the third quarter and first nine months of fiscal 2001, respectively, from gross margin of 48 percent and 44 percent for the same periods of fiscal 2000. The increase in gross margin for fiscal 2001 was primarily driven by improved product mix, as the company shipped more high contribution analog and wireless products, combined with improved factory utilization during the first half of fiscal 2001. Wafer capacity utilization over the first nine months of fiscal 2001 ran at 78 percent, reflecting high utilization in the earlier part of the fiscal 2001, offset by substantially reduced utilization in the latter part of the fiscal 2001. Utilization in the same period of fiscal 2000 was 71 percent, which reflected the effect of lower capacity utilization in Maine caused by the company's decision made at the end of fiscal 1999 to exit the Cyrix PC microprocessor business.

RESEARCH AND DEVELOPMENT
Total research and development expenses for the third quarter and first nine months of fiscal 2001 increased 31 percent and 17 percent, respectively, over R&D expenses for the comparable periods of fiscal 2000. Total R&D expenses for the third quarter include the effect of a $12.1 million in-process R&D charge related to the acquisition of innoCOMM Wireless in February 2001 and for the first nine months of fiscal 2001 also include the effect of a $4.1 million in-process R&D charge related to the acquisition of Vivid Semiconductor in July 2000. The comparable periods of fiscal 2000 include the effect of a $4.2 million in-process R&D charge related to the acquisition of Algorex, Inc. in December 1999. Excluding these charges, R&D expenses for the third quarter and first nine months of fiscal 2001 increased 23 percent and 13 percent, respectively, over expenses for the corresponding fiscal 2000 periods. Higher R&D expenses for the third quarter and first nine months of fiscal 2001 reflect increased investment in the development of new analog and mixed-signal technology-based products for applications in the wireless communications, personal systems and consumer markets, as well as in the process technologies needed to support these products. It also reflects increased resource investment to develop new cores and integrate those cores with other technological capabilities to create system-on-a-chip products. Beginning in the second quarter of fiscal 2001, the company also began recording expense associated with a licensing agreement with Taiwan Semiconductor Manufacturing Company. The agreement allows National to gain access to a variety of TSMC's advanced sub-micron processes for use in its Maine facility as desired, if and when those processes are developed by TSMC. The advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products for the information appliances, wireless and networking markets. The start of this expense also contributed to the increase in R&D expense over the comparable fiscal 2000 periods. Through the first nine months of fiscal 2001, the company devoted approximately 79 percent of its R&D effort towards new product development and 21 percent towards the development of process technology. Compared to the corresponding period of fiscal 2000, this represents a 19 percent increase in spending for new product development and a 9 percent increase in spending for process technology.

SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the third quarter of fiscal 2001 decreased 2 percent from the third quarter of fiscal 2000, while for the first nine months of fiscal 2001 they increased 12 percent over the corresponding period of fiscal 2000. Included in SG&A expenses for the first nine months of fiscal 2001 is an expense of $20.5 million associated with the charitable donation of equity securities that were part of the company's investment portfolio which were donated to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses for the first nine months of fiscal 2001 increased 3 percent over SG&A expenses for the same period of fiscal 2000. Actions implemented by the company to reduce spending in response to the recent weakness in business conditions resulted in a decline in these expenses for the third quarter of fiscal 2001. These cost reduction actions had a lesser effect on overall SG&A expenses for the first nine months of fiscal 2001 and the increase in these expenses for the first nine months of fiscal 2001 over the comparable fiscal 2000 period is primarily attributable to increases in payroll and employee benefit expenses.

RESTRUCTURING OF OPERATIONS
In connection with its consolidation of the wafer manufacturing operations in Greenock, Scotland, the company recorded a $2.3 million restructuring charge, which is included as a special item for the first nine months of fiscal 2001. The charge represented additional severance costs associated with the termination of certain remaining employees concurrent with the closure of the 4-inch fabrication facility, which was substantially completed by the end of September 2000. Further detail and discussion of other activity for the third quarter and first nine months of fiscal 2001 related to restructuring actions are described in Note 4.

INTEREST INCOME AND INTEREST EXPENSE
Net interest income was $13.4 million and $42.7 million for the third quarter and first nine months of fiscal 2001, respectively, compared to $4.8 million and $5.0 million for the same periods of fiscal 2000. Both higher average cash balances and higher interest rates in fiscal 2001 contributed to an increase in interest income while offsetting interest expense for fiscal 2001 was significantly lower than fiscal 2000. Lower interest expense was due to the redemption of $258.8 million of the company's convertible subordinated notes, which were repaid in November 1999.

OTHER INCOME, NET
Other income, net was $3.0 million and $48.9 million for the third quarter and first nine months of fiscal 2001, respectively, compared to $227.7 million and $284.9 million for the same periods of fiscal 2000. The components of other income, net for the third quarter of fiscal 2001 included a net gain of $2.0 million from the sale of equity investments, $0.9 million of net intellectual property income and $0.1 million of non-operating income associated with an investment partnership. Other income, net for the first nine months of fiscal 2001 included a net gain of $40.8 million from the sale of equity investments, $5.4 million of net intellectual property income and $2.7 million of non-operating income associated with an investment partnership. The net gain from equity investments in fiscal 2001 included a gain of $20.5 million resulting from the distribution of equity securities relating to the company's investment portfolio which were subsequently donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation is included in SG&A expenses for the first nine months of fiscal 2001. This compares to other income, net, for the third quarter of fiscal 2000, which included a net gain of $224.0 million from the sale of equity investments. This included a gain of $222.3 million attributable to the sale of the remaining investment in Fairchild Semiconductor stock acquired in conjunction with the disposition of the company's Fairchild Semiconductor Group in fiscal 1997. The third quarter of fiscal 2000 also included net intellectual property income of $3.7 million. Other income, net for the first nine months of fiscal 2000 included a gain of $272.5 million from the sale of equity investments, of which $270.7 million was attributable to the sale of the investment in Fairchild Semiconductor stock. The first nine months of fiscal 2000 also included $10.6 million of net intellectual property income and other miscellaneous income of $1.8 million.

INCOME TAX EXPENSE
The company recorded income tax expense of $9.8 million and $72.6 million for the third quarter and first nine months of fiscal 2001, respectively. This compares to income tax expense before extraordinary item of $5.3 million and $13.0 million for the corresponding periods of fiscal 2000. This is based on the company's expected effective tax rate of 20 percent for fiscal 2001, which is a combination of U.S. alternative minimum tax and foreign tax expense. This compares to a 2 percent effective tax rate for fiscal 2000, which primarily represented foreign income tax expense, as U.S. taxable income was offset by net operating loss carryforwards.

FINANCIAL CONDITION
During the first nine months of fiscal 2001, cash and cash equivalents increased by $63.0 million compared to an increase of $278.8 million for the first nine months of fiscal 2000. The primary factors contributing to these amounts are described below.

For the first nine months of fiscal 2001, operating activities generated cash of $448.8 million compared to $200.3 million for the first nine months of fiscal 2000. The increase in net income adjusted for non-cash items contributed to the improvement. For fiscal 2000, changes in working capital items had minimal impact as the decrease in accounts payable was substantially offset by a decrease in receivables as sales declined and spending was reduced beginning in the second half of fiscal 2001. For fiscal 2000, cash flow from changes in working capital was negatively impacted by increases in receivables and inventories combined with a decrease in accounts payable.

The company's investing activities used cash of $245.9 million in the first nine months of fiscal 2001, while generating cash of $272.1 million in the first nine months of fiscal 2000. Use of cash during fiscal 2001 primarily related to the company's investment in property, plant and equipment of $168.4 million and the acquisitions of innoCOMM and Vivid for a total of $98.3 million (See Note 5). In comparison, the company's investment in property, plant and equipment for the same period in fiscal 2000 was $94.1 million, offset by proceeds of $270.7 million from the sale of Fairchild stock and $75.0 million from the sale of the Cyrix PC microprocessor business.

The company's financing activities used cash of $139.9 million in the first nine months of fiscal 2001, compared to $193.6 million in the first nine months of fiscal 2000. The primary use of cash in fiscal 2001 was for the company's repurchase of 7.4 million shares of common stock on the open market for $173.5 million. Of these shares of treasury stock, 7.3 million were retired during the same period. The cash outlay was partially offset by proceeds of $48.5 million from the issuance of common stock under employee benefit plans. For fiscal 2000 the primary use of cash during the comparable period was for the company's redemption of the 6.5 percent convertible subordinated notes for $265.8 million, which was partially offset by proceeds of $105.8 million from the issuance of common stock under employee benefit plans.

Management foresees substantial cash outlays for plant and equipment throughout the remainder of fiscal 2001, with primary focus on new process capabilities, as well as improvements to provide better manufacturing efficiency and productivity. While management has reduced its capital expenditure plan in response to the recent slowdown in market demand, the fiscal 2001 capital expenditure level is still expected to be higher than the fiscal 2000 level. Existing cash and investment balances, together with existing lines of credit, are expected to be sufficient to finance the remaining capital investments planned for fiscal 2001.

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

As semiconductor industry market conditions continued to weaken through the third quarter of fiscal 2001, the company experienced a very significant slowdown in new orders. New orders, particularly from the distribution channel, fell significantly as distributors reduced inventory levels in response to resale growth rates that were lower than previously anticipated. Continued inventory corrections by major customers in the wireless handset market and slower than expected unit growth for wireless handsets also contributed to the order slowdown. The slower than expected demand in the PC market further added to the slowdown in new orders. Contract manufacturers, who are faced with excess inventories, are also making inventory corrections, which is negatively impacting the company. The company does expect new orders to improve once customers work through inventory corrections. However, there has been no current evidence that this process will be resolved in the near term and therefore the slowdown in new orders may be further prolonged. Fill orders, which are orders received and shippable in the same quarter, were unusually low in the recent third quarter and there has been no evidence of improvement to date. Combining this trend with the overall weakness in the U.S. economy, the company anticipates a decline in sales for the fourth quarter of fiscal 2001 from the sales level achieved in the recent third quarter. The level of sales for the fourth quarter is very dependent upon the amount of fill orders received. If the company does not receive a sufficient level of fill orders, the expected level of sales for the fourth quarter of fiscal 2001 will further decline.

The company faces a risk that declining order rates will continue to reduce wafer fabrication capacity utilization. As a result, future gross margin and future operating results would be unfavorably impacted. While the company has implemented some short-term actions in the fourth quarter of fiscal 2001 to reduce costs and partially mitigate the decline in gross margins and operating results, these actions may not be sustainable over a longer period of time. The company is currently reviewing alternative cost reduction actions that would positively impact the company's operating results on a more sustainable basis. If the company decides to implement any such alternatives during the fourth quarter of fiscal 2001, such action may have a negative impact on results for the fourth quarter of fiscal 2001.

The wireless handset market continues to be an important to the company's future growth plans. New integrated chipsets are being developed to provide added dollar content in targeted entry level handsets. Due to high levels of competition, as well as complex technological requirement, there is no assurance that the company will ultimately be successful in this targeted market. Although end market unit growth for wireless handsets was very high for calendar 2000 as a whole, near-term growth expectations are highly uncertain. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market. There is also uncertainty related to the standards that ultimately will be adopted for the next-generation wireless base stations. As a result, the company remains cautious on near-term trends in its wireless-related business.

The company continues to hold numerous design wins in the information appliance market, but end user adoption has been slower than anticipated. It is not yet clear which form factors, specific customers' products or customers' business models will ultimately be successful in this new emerging market. Revenue for the company's information appliance products is dependent on the outcome and the timing of product acceptance trends.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

On March 28, 2001, the U.S. Environmental Protection Agency served the company with an administrative complaint, compliance order and notice of opportunity for hearing. The complaint alleges that the EPA found certain violations of the Resource Conservation and Recovery Act in an inspection conducted in August 1999 at the Maine facility. The compliance order requires the company to institute and perform certain procedures and training in connection with the company's handling of hazardous wastes at the facility. The order also seeks payment of a penalty of $302,990. The company is evaluating a response to be presented in the administrative proceedings but believes that any deficiencies found in the 1999 audit were corrected at or soon after the time of the audit.

The settlement reported in the Form 10-K for the first quarter of fiscal year 2001 involving the duty drawback claims and the U.S. Customs Service is only a partial settlement of the duty drawback claims that have been at issue since 1988. The company is continuing to pursue settlement of the duty drawback claims that remain open.

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

     3.2  By Laws of the Company, as amended effective January 24, 2001.

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

(b)  Reports on Form 8-K

     No reports on form 8-K were filed for the quarter ending February 25, 2001.

SIGNATURE
---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 10, 2001                     \s\Lewis Chew
                                          -------------
                                          Lewis Chew
                                          Vice President and
                                          Chief Financial Officer
                                          (acting)
                                          Vice President and Controller
                                          Signing on behalf of the registrant
                                          and as principal accounting officer