Form 10-K
period 2001-05-27
NATIONAL SEMICONDUCTOR CORP
filed 2001-08-01
CIK 70530

Page 1 of 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---
         EXCHANGE ACT OF 1934
For the fiscal year ended May 27, 2001
OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of National as of June 22, 2001, was approximately $4,504,970,322. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 22, 2001, was 174,645,429.

DOCUMENTS INCORPORATED BY REFERENCE
         Document                                         Location in Form 10-K
         --------                                         ---------------------
Portions of the Proxy Statement for the Annual Meeting of              Part III
  Stockholders to be held on or about September 21, 2001.

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

Portions of the Company's Registration Statement on Form S-8,          Part IV
  Registration No. 33-61381, which became effective July 28, 1995.

Portions of the Company's Registration Statement on Form S-3,          Part IV
  Registration No. 33-63649, which became effective November 6, 1995.

Portions of the Company's Registration Statement on Form S-8,          Part IV
  Registration No. 333-09957, which became effective August 12, 1996.

Portions of Cyrix Corporation's Registration Statement on Form S-3,    Part IV
  Registration No. 333-10669, which became effective August 22, 1996.

Portions of the Company's Registration Statement on Form S-8,          Part IV
  Registration No. 333-48424, which became effective October 23, 2000.

Portions of the Proxy Statement for the Annual Meeting held            Part IV
  September 26, 1997

The Index to Exhibits is located on pages 67-69.

PART I
------

ITEM 1. BUSINESS
----------------

The statements contained in this report that are forward-looking are based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. The forward-looking statements discussed or incorporated by reference in this report involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, personal computer and communications infrastructure industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in our other reports and filings with the SEC.

General
-------
Our strategy is to provide systems on a chip for our key trendsetting data highway partners, using our analog expertise as a starting point for forward integration. We design, develop, manufacture and market a wide array of semiconductor products, including a broad line of analog, mixed-signal and other integrated circuits. These products address a variety of markets and applications, including:

o        information appliances;
o        personal systems;
o        wireless communications;
o        flat panel and CRT displays;
o        power management;
o        local and wide area networks;
o        automotive; and
o        consumer and military aerospace.

     National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967.

Recent  Acquisitions
--------------------
     In fiscal 2001, we acquired innoCOMM Wireless and Vivid Semiconductor. InnoCOMM was a developer of chipsets for wireless networking applications. We expect InnoCOMM's expertise, which ranges from short-range wireless technologies, such as Bluetooth and HomeRF, to full wireless local area networking based on the IEEE 802.11 standard, to complement our existing base of design and product expertise. We expect the addition of Vivid's technologies and analog engineering resources to expand our strength in creating silicon solutions for the flat-panel display market.
     In fiscal 2000, we acquired Algorex, a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication market. These technologies are expected to enhance our future capabilities to provide complete chipset solutions for the cellular phone and wireless information appliance markets.
     These three acquisitions were accounted for using the purchase method of accounting.

Products
--------
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various components are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     We manufacture an extensive range of analog intensive, mixed-signal and digital products, which are used in numerous commercial sectors. While no precise industry standard exists for analog and mixed-signal devices, we consider products which process analog information, convert analog to digital or digital to analog, as analog and mixed-signal devices.
     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as wireless handsets; displays, imaging and human interface; information infrastructure and information appliances. Our analog and mixed-signal devices include:

o     amplifiers and regulators;
o     power monitors and line drivers;
o     audio;
o     video;
o     automotive;
o     display and data acquisition.

     Other company products with significant digital to analog or analog to digital capability include products for local area and wireless networking and wireless communications, as well as products for personal systems and personal communications, such as input/output offerings. We use the brand name "Super I/O" to describe our integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard.

Corporate Organization; Product Line Business Units
---------------------------------------------------
We are organized by various product line business units. For fiscal 2001, these business units were grouped to form three organizational units: the Analog Group, the Information Appliance Group and the Network Products Group.

Analog Group:
-------------
Analog products are the vital technology link that connects the physical world with the digital system. They are used to enrich the experience of sight and sound of many electronic applications. In addition to the real world interfaces, analog products are used extensively in power management and signal conditioning applications. The Analog Group develops and manufactures numerous building block products, such as:

o        high-performance operational amplifiers;
o        power management circuits;
o        data acquisition circuits;
o        interface circuits; and
o circuits targeted toward leading-edge monitor applications, such as ultra-thin flat panel displays.

     Our wireless circuits perform the radio, baseband controller, power management and related functions primarily for handsets and base stations in the cellular and cordless telephone markets.
     With  our  leadership  in  small  and   innovative   packages  and  process
technology, we are focusing on high growth markets that require portability, such as cellular telephones and wireless information appliances. We are using our analog expertise as the initial point to integrate systems on a chip aimed at the cellular, personal systems and information appliance markets. Current offerings include audio subsystems, a complete GSM chip-set solution for wireless product applications, flat panel display column drivers, and integrated receivers and timing controllers. We are increasing our penetration into the top tier original equipment manufacturer (OEM) customer base in the wireless and telecommunications sectors and now derive 37 percent of our revenues from this area. We generate approximately 51 percent of analog revenues through authorized distributors worldwide.
     The Enhanced Solutions business unit, which is part of the Analog Group, supplies integrated circuits and contract services to the high reliability market, consisting of avionics, defense, space and the federal government. This business unit offers a broad range of military and space grade products including analog, logic, interface and networking devices.

Information  Appliance  Group:
------------------------------
The Information Appliance Group consists of our Information Appliance, Advanced I/O, MediamaticsTM and Custom Solutions business units. The group delivers component and system solutions targeted heavily towards the emerging information appliance market. We develop system level hardware and software solutions, based on our GeodeTM technology. This technology merges complex functionality - processing, system logic, graphics, audio and video decompression - on to one highly integrated device. Built around our series of x86 microprocessor cores, the GeodeTM Information Appliance system-on-a-chip family is the first commercially available integrated circuit to offer a complete information appliance system on a chip. By leveraging the GeodeTM technology with our analog and mixed-signal communications capabilities, we have developed a complete system solution that will allow users to get information and communicate (by accessing the internet) in a simpler, more intuitive and user-friendly fashion than is typically experienced with personal computers today.
     The Information Appliance business unit concentrates on three major market segments that include interactive TV set-top boxes (equipped with digital video), enterprise thin clients (computer systems with low power consumption and minimal memory that leverage application software from a centralized server network) and personal information access devices (for the consumer Internet access market) such as the WebPADTM product.
     The Advanced I/O business unit provides input/output solutions to the personal computer motherboard and emerging information appliance markets. We are also directing the integration of analog and advanced technologies, such as security features, for future generations of customers.
     The MediamaticsTM business unit furnishes key video and audio processing technologies, including MPEG capability, required to execute our information appliance strategy. Target applications include personal computers, digital versatile disc (DVD) players, set top boxes, video servers and convergence appliances. The PanteraTM DVD architecture is the building block for other video and audio decoder products.
     The Custom Solutions business unit supplies a range of application-specific and standard integrated circuits for targeted customers in the telecommunications, automotive and consumer electronics markets.

Network Products Group:
-----------------------
The Network Products Group offers a line of ethernet products that address a range of applications. We derived the majority of our network product sales for fiscal 2001 from relatively mature 10/100 megabyte (Mb) products. Using the digital signal processing technology that was initially obtained through the ComCore acquisition, we have now developed new network products with higher bandwidth applications. These products include:

o MACPHYTERTM, a fast Ethernet 10/100Mb device combined with a media access controller;
o GIGPHYTERTM and GigMAC, offering a complete gigabit network interface card solution with expanded bandwidth (10/100/1000 megabits per second (Mbps)) that addresses transmission over copper networks; and
o    DSPHYTERTM, a single 10/100Mbps Ethernet transceiver device.

     Our current new product development efforts focus on the copper ethernet market.
     Beginning in fiscal 2002, we regrouped or established as standalone operating units our product line business units into the following five groups:

o        Analog Products Group;
o        Wireless/Information Appliances Division;
o        Displays and Monitors Division;
o        Wired Communications Division; and
o        Custom Solutions Division.

     We do not expect this change to have a material impact on the way we report information related to our operating segments under SFAS No. 131.

Worldwide  Marketing and Sales and Central  Technology and Manufacturing  Group.
--------------------------------------------------------------------------------
Separately  from  these  operating  groups,  our  corporate  structure  includes centralized Worldwide Marketing and Sales and a Central Technology and Manufacturing Group (CTMG).
     Worldwide Marketing and Sales is structured around the four major regions of the world where we operate -- the Americas (North and South Americas), Europe, Japan and Asia Pacific -- and unites our worldwide sales and marketing organization.
     CTMG manages all production, including outsourced manufacturing requirements, and technology operations. The technology operations include process technology, which provides pure research and process development necessary for many of our core production processes, and initial product prototyping for leading-edge products. CTMG provides a range of process libraries, product cores and software that is shared among our product lines to develop system level solutions. It is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout, simulation and initial test of the logical and physical representations for new products.

Segment Financial Information and Geographic Information.
---------------------------------------------------------
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets, and customers, are aggregated into segments. Under the criteria in SFAS No. 131, only the Analog segment and the Information Appliance segment are considered reportable segments. All other segments are included in the caption "All Others." For further financial information on these segments, refer to the information contained in Note 12, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales
-------------------
We market our products globally to original equipment manufacturers through a direct sales force. Major OEMs include:

o        Alcatel;
o        Dell Computer;
o        Hewlett-Packard;
o        LG Electronics;
o        Motorola;
o        Nokia;
o        Robert Bosch;
o        Samsung;
o        Siemens;
o        Sony; and
o        L.M. Ericsson.

In addition to our direct sales force, we use distributors in our four business regions, and approximately 45 percent of our worldwide revenues are channeled through distributors. The technology industry has seen an increasing trend where OEMs are using contract manufacturers to build their end products. As a result, design wins we achieve with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a contract manufacturer. Sales to distributors include an increasing portion of sales in which a distributor acts as the logistics partner for our OEM customers and their contract manufacturers. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued.
     Our comprehensive central facilities in the United States, Europe and Singapore handle customer support. These customer support centers respond to inquiries on product pricing and availability, customer technical support requests, order entry and scheduling.
     We augment our sales effort with application engineers based in the field. These engineers are specialists in our product portfolio and work with customers to identify and design our integrated circuits into customers' products and applications. These engineers also help identify emerging markets for new products and are supported by our design centers in the field or at manufacturing sites.

Customers
---------
We are not dependent upon any single customer, the loss of which would have a material effect on our operating results. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2001, 2000 and 1999.

Backlog
-------
In accordance with industry practice, we frequently revise semiconductor backlog quantities and shipment schedules under outstanding purchase orders to reflect changes in customer needs. We rarely formally enforce binding agreements for the sale of specific quantities at specific prices that are contractually subject to price or quantity revisions, consistent with industry practice. For these reasons, we do not believe that the amount of backlog at any particular date is meaningful.

Seasonality
-----------
Generally, we are affected by the seasonal trends of the semiconductor and related industries. As a result of these trends, we typically experience lower revenue in the third fiscal quarter, primarily due to customer holiday demand adjustments. Revenue usually reaches a seasonal peak in our fourth fiscal quarter. During fiscal 2001, this typical trend did not occur. Instead, business conditions for the semiconductor industry weakened in the second half of the fiscal year, and we experienced sequential revenue decline in each of our fiscal quarters.

Manufacturing
-------------
The design of semiconductor and integrated circuit products is shaped by general
market  needs  and  customer   requirements.   Following   product   design  and
development, we produce integrated circuits in the following steps:

o Wafer Fabrication. Product designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes that include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization.

o Wafer Sort. The silicon wafers are tested and separated into individual circuit devices.

o Product Assembly. Tiny wires are used to connect the electronic circuits on the device to the stronger metal leads of the package in which the device is encapsulated for protection.

o Final Test. The devices are subjected to a series of vigorous tests using computerized circuit testers and, for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle or moisture resistance testers, salt atmosphere testers and thermal shock testers.

o Coating. Certain devices in the analog portfolio are designed to be used without traditional packaging. In this case, the integrated circuit is coated with a protective material and mounted directly onto the circuit board.

     We conduct product design and development work predominantly in the United States. Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. Nearly all product assembly and final test operations are performed in facilities in Southeast Asia. For capacity utilization and other economic reasons, we employ subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia and Japan.
     Our wafer manufacturing processes span Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies. We are focusing our wafer fabrication processes to emphasize integration of analog and digital capabilities to support our strategy to develop system-on-a-chip products. Bipolar processes primarily support our standard products. The width of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in current integrated circuits.
     During fiscal 2001, we entered into a long-term licensing agreement with Taiwan Semiconductor Manufacturing Company (TSMC). This licensing agreement will allow us to gain access to a variety of TSMC's advanced sub-micron processes for use in our wafer fabrication facility in Maine as desired, if and when those processes are developed by TSMC. Our arrangement with TSMC will enable us to gain access ultimately to TSMC's 0.10-micron process technology. We expect these advanced process technologies to accelerate the development of high performance digital and mixed-signal products that support our target markets.

Raw Materials
-------------
Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products that we then market through our sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product is relatively limited. We feel our current supply of essential materials is adequate. However, shortages have occurred from time to time and could occur again. Significant increases in demand, rapid product mix changes or natural disasters could affect our ability to procure materials or goods.

Research and Development
------------------------
Our research and development efforts consist of pure research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research functions and development of most process technologies are done by Central Technology and Manufacturing's process technology group. Total company R&D expenses were $435.6 million for fiscal 2001, or 21 percent of sales, compared to $386.1 million for fiscal 2000, or 18 percent of sales, and $471.3 million for fiscal 1999, or 24 percent of sales. These amounts exclude in-process R&D charges of $16.2 million related to the acquisitions of innoComm Wireless and Vivid Semiconductor in fiscal 2001 and $4.2 million related to the acquisition of Algorex in fiscal 2000. These in-process R&D charges are included as a component of special items in our consolidated statements of operations. For fiscal 2001, we expended 78 percent of our R&D spending toward new product development and 22 percent toward the development of process technology. This represents an increase in spending of 14 percent and 21 percent, respectively, over fiscal 2000.

Patents
-------
We own numerous United States and non-U.S. patents and have many patent applications pending. We consider the development of patents and the maintenance of an active patent program advantageous to the conduct of our business. However, we believe that continued success will depend more on engineering, production, marketing, financial and managerial skills than on our patent program. We license certain of our patents to other manufacturers and participate in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of these agreements are cross-licenses in which we grant broad licenses to our intellectual property in exchange for receiving a license; none are exclusive. The amount of income we have received from licensing agreements has varied in the past, and we cannot precisely forecast the amount and timing of future income from licensing agreements. On an overall basis, we believe that none of the license agreements is material to us, either in terms of royalty payments due or payable or intellectual property rights granted or received.

Employees
---------
At May 27, 2001, National employed approximately 10,300 people of whom approximately 4,800 were employed in the United States, 1,200 in Europe, 4,100 in Southeast Asia and 200 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition and Risks
---------------------
In addition to the risks discussed below and elsewhere in this "Business" section, see the "Outlook" section included in Item 7, "Management's Discussion and Analysis," for further discussion of other risks and uncertainties that may affect our business.
     Conditions inherent in the semiconductor industry cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life, price erosion, seasonal trends and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and will experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period. As an example, we generated net income in fiscal 2001 and 2000, but experienced substantial losses in fiscal 1999 and 1998. We also generated net income in fiscal 1993 through 1997, while we incurred losses in fiscal 1989 through 1992.
     Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Koninklijke (Royal) Philips Electronics, NEC and Toshiba. We also compete with a large number of corporations that target particular markets such as Linear Technology, Analog Devices, Advanced Micro Devices, LSI Logic, Maxim, ST Microelectronics, Intel and Texas Instruments. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets. We currently face escalating competition in the networking market from both large established companies such as Intel and Lucent, as well as newer companies such as Broadcom and Marvell Technology.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with several of our customers, particularly customers in the networking and personal systems markets.
     We face risks from our international operations, many of which are beyond our control. We conduct a substantial portion of our operations outside the United States, and our business is subject to risks associated with many factors beyond our control. These factors include:

     o    fluctuations in foreign currency rates;
     o    instability of foreign economies;
     o    emerging infrastructures in foreign markets;
     o    support required abroad for demanding manufacturing requirements;
     o    government changes; and
     o    U.S. and foreign laws and policies affecting trade and investment.

     Although we have not experienced any materially adverse effects from our foreign operations as a result of these factors, we have been impacted in the past by one or more of these factors and can be impacted in the future. In addition, although we seek to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
-------------------------
To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 11, "Commitments and Contingencies" in the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future government regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 2. PROPERTIES
------------------

We conduct manufacturing, as well as process research and product development, in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. In connection with the consolidation of our wafer manufacturing operations in Greenock, Scotland, we closed our 4-inch wafer fabrication facility in October 2000. The manufacturing processes from our 4-inch wafer fabrication facility were transferred to our 6-inch wafer fabrication facility at the same site, as well as to our manufacturing facility in Arlington, Texas. Wafer fabrication capacity utilization for fiscal 2001 was 69 percent compared to 75 percent for fiscal 2000. Capacity utilization for fiscal 2001 reflects the significant reduction in manufacturing activity as business conditions quickly weakened in the second half of our fiscal year. We expect our captive manufacturing capacity and our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.
     Our assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore.
     Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Sales and Marketing are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small design facilities in various locations in the U.S., including:

     Austin, Texas
     Calabasas, California
     Chandler, Arizona
     Draper, Utah
     East Brunswick, New Jersey
     Federal Way, Washington
     Fort Collins, Colorado
     Fremont,California
     Grass Valley, California
     Irvine, California
     Longmont, Colorado
     Nashua, New Hampshire
     Norcross, Georgia
     Salem, New Hampshire
     San  Diego,California
     Santa Clara, California
     South Portland, Maine
     Tucson, Arizona

and overseas locations including China, Germany, India, Israel, Japan, the Netherlands and the United Kingdom.
     In general, we own our manufacturing facilities and lease most of our sales and administrative offices. In 1995, we assumed a note secured by real estate as part of the repurchase of the equity interest in our Arlington, Texas facility, which was sold and leased back prior to 1990. Interest on the note, which matures in March 2002, is due semi-annually, and principal payments vary. The note totaled $4.6 million of the current portion of our long-term debt as of the end of fiscal 2001.

ITEM 3.  LEGAL PROCEEDINGS
--------------------------

Tax Matters
-----------
We have settled with the IRS outstanding issues relating to our federal tax liability for the 1986 - 1996 fiscal years. After taking into account overpayments and deficiencies, the tax deficiency for these years totals approximately $3.4 million. We have paid this amount to the IRS. We are working with the IRS on calculating the interest due on the deficiency but these calculations are time consuming and may take some time to resolve. The IRS has begun examination of tax returns for fiscal years 1997 through 2000. We believe adequate tax payments have been made or accrued for all applicable years.

Customs Proceedings
-------------------
1. In April 1988, we received a notice from the U.S. Customs Service in San Francisco alleging that we had underpaid duties of approximately $19.5 million on goods that we had imported from our foreign subsidiaries from June 1, 1979 to March 1, 1985. We have been contesting the notice in various proceedings since 1988. The amount of the alleged underpayment was reduced to approximately $3.6 million by the Assistant Commissioner of Customs in March 1998. The underpayment could be subject to penalties that are computed as a multiple of the underpayment. National and the Customs
     Service are pursuing settlement negotiations. We intend to continue to contest the assessment through all available means if a settlement cannot be reached.
2. In July 1988, the Customs Service liquidated various duty drawback claims filed by us, denied payment of the drawback, and billed us $2.5 million to seek recovery of the accelerated drawback. We contested the liquidations and sought review in the Court of International Trade after we had paid the denied duties and related interest that totaled $5.2 million. During fiscal 2001, National and the Customs Service settled the duty drawback claims, with National receiving refunds totaling approximately $1.7 million. The matter is now concluded.

Environmental Matters
---------------------
1. We have been named to the National Priorities List (Superfund) for our Santa Clara, California site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, which is acting as agent for the EPA. A site remediation plan has been agreed to in principle with the RWQCB. We were sued by AMD, which sought recovery of AMD's cleanup costs in the Santa Clara, California area under the RWQCB remediation orders. AMD alleged that certain contamination for which the RWQCB had found AMD responsible was originally caused by us. A settlement, which has not been completely finalized, has been agreed to in principle with AMD. In addition to the Santa Clara site, we have been designated as a potentially responsible party by federal and state agencies for certain other environmental sites where we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and have been asserted against a number of other entities for the same cost recovery or other relief as was asserted against us. We have also retained liability for environmental matters arising from our former operations of Dynacraft and the Fairchild business but are not currently involved in any legal proceedings relating to those obligations. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, have not been material during the last three fiscal years. We believe that the potential liability, if any, in excess of amounts already accrued will not have a material effect on our financial position and results of operations.
2. In March 2001, the U.S. Environmental Protection Agency served us with an administrative complaint, compliance order and notice of opportunity for hearing. The complaint alleges that the EPA found certain violations of the Resource Conservation and Recovery Act in an inspection conducted in August 1999 at the Maine facility. The compliance order requires that we institute and perform certain procedures and training in connection with our handling of hazardous wastes at the facility. The order also seeks payment of a penalty of $302,990. We are evaluating a response to be presented in the administrative proceedings but believe that any deficiencies found in the 1999 audit were corrected at or soon after the time of the inspection.

Other
-----
1. An action was filed in the U.S. District Court for Delaware in November 2000 by Mark Levy, a shareholder of Fairchild Semiconductor International, Inc. The defendants are National Semiconductor Corporation, Fairchild and Sterling Holding Company, LLC. The action is brought under section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. Plaintiffs seek disgorgement of alleged short-swing insider trading profits. We originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. At the time of Fairchild's initial public offering in August 1999, we received Fairchild common stock in exchange for the Fairchild preferred stock previously held by us. The exchange was done automatically pursuant to Fairchild's Certificate of Incorporation. Plaintiff alleges that this acquisition of common stock through the exchange constitutes an acquisition that should be matched for the purpose of computing short-swing trading profits against our sale in January 2000 of Fairchild common stock. The action seeks to recover from us on behalf of Fairchild recoverable profits of approximately $14 million. We believe that there is no basis for plaintiff's allegations and are vigorously contesting the action.
2. In November 1997, a federal securities class action suit was filed in California Superior Court by Goodman Epstein on behalf of himself and other Cyrix shareholders. Trial in that case began in June 2000 and on July 11, 2000 a jury returned a verdict in favor of National and our board of directors. The case arose out of the 1997 merger with Cyrix. The plaintiffs represented a class of approximately 25,000 former Cyrix shareholders who exchanged their Cyrix stock for National stock as part of the merger. Plaintiffs claimed that our proxy and prospectus misrepresented material information about our ability to manufacture Cyrix microprocessors. Plaintiffs dropped their appeal in exchange for our agreement not to seek recovery of our costs and the matter is now concluded.
3. In January 1999, a class action suit was filed against National and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleged that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at National. Plaintiffs claim to have worked at our manufacturing facility in Santa Clara and/or in Greenock, Scotland. In addition, one plaintiff purports to represent a class of children of employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Although no specific amount of monetary damages is claimed, plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses, and loss of earnings and earnings capacity. At the present time, the court has required the Scottish employees to seek their remedies in Scottish courts. Although most of the claims have been dismissed against National, many of the claims remain against the co-defendant suppliers. Discovery in the case is proceeding and we intend to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


         EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                       Current Title                                    Age

Kamal K. Aggarwal (1)      Executive Vice President, Central                 63
                           Technology and Manufacturing Group

Roland Andersson (2)       Senior Vice President and General Manager,        49
                           Worldwide Marketing and Sales

Jean-Louis Bories (3)      Executive Vice President and General Manager,     46
                           Information Appliance Group

Lewis Chew (4)             Vice President, Controller and Acting Chief       38
                           Financial Officer

John M. Clark III (5)      Senior Vice President, General Counsel            51
                           and Secretary

Brian L. Halla (6)                  Chairman of the Board, President and     54
                           Chief Executive Officer

Donald Macleod (7)         Executive Vice President and Chief                52
                           Operating Officer

Suneil V. Parulekar  (8)   Senior Vice President, Analog Products            53
                           Group

Ulrich Seif (9)            Senior Vice President and Chief                   43
                           Information Officer

Richard A. Wilson (10)     Senior Vice President, Human Resources            58

*  all information as of May 27, 2001, fiscal year end


Business Experience During Last Five Years
------------------------------------------

(1) Mr. Aggarwal joined National in November 1996 as the Executive Vice President of Central Technology and Manufacturing Group. Prior to joining National, Mr. Aggarwal had held positions at LSI Logic as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test.

(2) Mr. Andersson joined National in October 1983. Prior to becoming Senior Vice President and General Manager, Worldwide Marketing and Sales in January 2000, Mr. Andersson held positions at National as Vice President and General Manager, Europe; Director of Business Development: Europe; and Director of Sales, Europe. Mr. Andersson left National in June 2001 after the end of the 2001 fiscal year.

(3) Mr. Bories joined National in October 1997. Prior to becoming Executive Vice President and General Manager, of the Information Appliance Group in September 1999, he held positions as Executive Vice President and General Manager of the Cyrix Group and as Senior Vice President, Core Technology Group. Prior to joining National, he had held positions at LSI Logic as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program.

(4) Mr. Chew joined National in May 1997 as Director of Internal Audit and was made Vice President and Controller in December 1998 and Acting Chief Financial Officer in April 2001. Prior to joining National, Mr. Chew had been a partner at KPMG LLP. Mr. Chew was named Senior Vice President and Chief Financial Officer in June 2001 after the end of the 2001 fiscal year.

(5)  Mr.  Clark  joined  National  in May 1978.  Prior to  becoming  Senior Vice
     President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

(6) Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group.

(7) Mr. Macleod joined National in February 1978 and was named Executive Vice President and Chief Operating Officer in April 2001. Prior to that, he had been Executive Vice President, Finance and Chief Financial Officer since June 1995 and had previously held positions as Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

(8) Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Analog Products Group in April 2001, he held positions as Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group.

(9) Mr. Seif first joined National in January 1980 and had held a number of positions in MIS related operations when he left the company in 1996 to become the Chief Information Officer and Vice President of Information Services at Cirrus Logic. He returned to National in May 1997 as the Chief Information Officer and Vice President of Information Services and was made Senior Vice President and Chief Information Officer in April 2001.

(10) Mr. Wilson joined National in February 1996 as Vice President, Human Resources and was named Senior Vice President, Human resources in April 2001. Prior to joining National, he held the position of Vice President, Human Resources at MCI Network Services for 5 1/2 years.

     Executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------------------

     When National acquired ComCore Semiconductor in fiscal 1998, we issued as part of retention arrangements convertible subordinated promissory notes to the founders of ComCore for a total of $15.0 million. During fiscal 2000, we issued approximately 247,000 shares of common stock when one of the promissory notes was converted at the time one of the founders terminated his employment with National. The remaining notes for a total of $10.0 million were noninterest-bearing. After the end of our 2001 fiscal year, the notes became due and were converted into a total of 617,760 shares of National common stock. The notes (and underlying shares issued upon conversion of the notes to the noteholders) were issued under the private placement exemption of section 4(2) of the Securities Act. No underwriters were involved in the ComCore acquisition. For information pertaining to dividends and National's market prices see Note 6, "Debt"; Note 8, "Shareholders' Equity"; and Note 14, "Financial Information by Quarter (Unaudited)," in the Notes to the Consolidated Financial Statements included in Item 8.
     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 20, 2001 was $27.78. At July 20, 2001, the number of record holders of our common stock was 8,417.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

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

                        FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended                                               May 27,     May 28,     May 30,      May 31,     May 25,
In Millions, Except Per Share Amounts                     2001        2000        1999         1998        1997
                                                          ----------- ----------- ------------ ----------- ----------
OPERATING RESULTS
Net sales                                                  $2,112.6    $2,139.9     $1,956.8    $2,536.7    $2,684.4
Operating costs and expenses                                1,891.1     1,798.0      3,043.1     2,683.6     2,692.1
                                                          ----------- ----------- ------------ ----------- ----------
Operating income (loss)                                       221.5       341.9     (1,086.3)     (146.9)       (7.7)
Interest income (expense), net                                 52.0        15.3         (2.2)       22.3         6.1
Other income, net                                              33.6       285.3          3.1        24.9        18.7
                                                          ----------- ----------- ------------ ----------- ----------
Income (loss) before income taxes and
    extraordinary item                                        307.1       642.5     (1,085.4)      (99.7)       17.1

Income tax expense (benefit)                                   61.4        14.9        (75.5)       (1.1)       15.5
                                                          ----------- ----------- ------------ ----------- ----------
Income (loss) before extraordinary item                      $245.7      $627.6    $(1,009.9)     $(98.6)       $1.6
                                                          =========== =========== ============ =========== ==========
Net income (loss)                                            $245.7      $620.8    $(1,009.9)     $(98.6)       $1.6
                                                          =========== =========== ============ =========== ==========

Earnings (loss) per share: Income (loss) before extraordinary item:
      Basic                                                    $1.40       $3.62       $(6.04)     $(0.60)      $0.01
                                                          =========== =========== ============ =========== ==========
      Diluted                                                  $1.30       $3.27       $(6.04)     $(0.60)      $0.01
                                                          =========== =========== ============ =========== ==========
Net income (loss):
      Basic                                                    $1.40       $3.58       $(6.04)     $(0.60)      $0.01
                                                          =========== =========== ============ =========== ==========
      Diluted                                                  $1.30       $3.24       $(6.04)     $(0.60)      $0.01
                                                          =========== =========== ============ =========== ==========

Weighted-average common and potential common shares outstanding:
      Basic                                                   175.9       173.6        167.1       163.9       156.1
                                                          =========== =========== ============ =========== ==========
      Diluted                                                 188.4       191.7        167.1       163.9       159.1
                                                          =========== =========== ============ =========== ==========

FINANCIAL POSITION AT YEAR-END
Working capital                                           $   803.2   $   791.1    $   324.2    $   514.6   $   911.6
Total assets                                              $ 2,362.3   $ 2,382.2    $ 2,044.3    $ 3,100.7   $ 3,210.8
Long-term debt                                            $    26.2   $    48.6    $   416.3    $   390.7   $   460.5
Total debt                                                $    55.6   $    80.0    $   465.6    $   444.6   $   475.9

Shareholders' equity                                      $ 1,767.9   $ 1,643.3    $   900.8    $ 1,858.9   $ 1,871.7
-------------------------------------------------------- ----------- ------------ ------------ ----------- ----------
OTHER DATA
Research and development                                  $   435.6   $   386.1    $   471.3    $   482.0   $   404.5
Capital additions                                         $   227.6   $   169.9    $   303.3    $   622.0   $   605.6
Number of employees (in thousands)                             10.3        10.5         11.6         13.0        12.8
-------------------------------------------------------- ----------- ------------ ------------ ----------- ----------

National has paid no cash dividends on its common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

The statements contained in the outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. The forward-looking statements discussed or incorporated by reference in this section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, PC and communications infrastructure industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in our reports and filings with the SEC.
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

Results of Operations
---------------------
We recorded net sales of $2.1 billion in fiscal 2001. This compares to $2.1 billion in fiscal 2000 and $2.0 billion in fiscal 1999. We experienced strong sales in the first half of fiscal 2001 as market conditions in the semiconductor industry remained strong. Sales of $1.2 billion for the first half of fiscal 2001 grew 24 percent over sales for the first half of fiscal 2000. As we entered into the second half of fiscal 2001, market conditions quickly weakened, causing sales to decline sharply to $0.9 billion for the second half of the fiscal year. This represented a 23 percent decline from the second half of fiscal 2000 and a 29 percent decline from the first half of fiscal 2001.
     The growth in sales for fiscal 2000 over sales for fiscal 1999 was primarily attributable to improvement in market conditions that began near the end of calendar 1999 and lasted through most of calendar 2000.
     In fiscal 2001, we recorded net income of $245.7 million compared to net income of $620.8 million in fiscal 2000 and a net loss of $1.0 billion in fiscal 1999. Net income for fiscal 2001 included special items of $51.9 million. The special items included $16.2 million for in-process R&D charges related to the acquisitions of innoComm Wireless and Vivid Semiconductor (See Note 4) and a $35.7 million net charge for restructuring of operations (See Note 3).
     For fiscal 2000, net income included special items of $55.3 million. The special items included a $26.8 million gain from the sale of assets of the Cyrix PC microprocessor business (See Note 3) and a $4.2 million in-process research and development charge related to the acquisition of Algorex (See Note 4). Special items also included credits of $14.7 million related to restructuring of operations (See Note 3) and $18.0 million related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 (See Note 5). In addition to these special items, fiscal 2000 net income included a $270.7 million gain from our sale of shares of Fairchild stock and an extraordinary loss of $6.8 million (net of taxes of $0.4 million). We sold the shares of Fairchild stock as part of an initial public offering and a secondary offering that Fairchild completed in August 1999 and February 2000, respectively. We recorded the extraordinary loss in connection with the early redemption of our 6.5 percent convertible subordinated notes due 2002 (See Note 6).

Sales
-----
For the first half of fiscal 2001, we experienced growing sales as a result of higher volumes while average selling prices were relatively flat. Our sales declined significantly in the second half of the fiscal year as market conditions for the semiconductor industry quickly weakened. The decline was the result of reduced shipments as average selling prices remained relatively stable for most of our products.
     Fiscal 2001 sales for the Analog segment, which represented 72 percent of our total sales, were flat compared to sales in fiscal 2000. Sales of analog products led the growth in sales for the first half of fiscal 2001 with an increase of 25 percent over sales for the comparable first half of fiscal 2000. This growth was attributable to higher unit volume combined with slightly higher average selling prices. Significant decline in sales for analog products in the second half of fiscal 2001 essentially offset the growth experienced in the first half of the fiscal year. Analog product sales in the second half of fiscal 2001 declined 21 percent compared to sales in the comparable second half of fiscal 2000, mainly due to a sharp drop in unit volume while average selling prices remained fairly stable. Sales of application-specific wireless products, including radio frequency building blocks, grew 3 percent in fiscal 2001 over fiscal 2000. This was driven by sales growth of 24 percent in the first half of fiscal 2001 over the comparable first half of fiscal 2000 followed by a decline of 16 percent in sales for the second half of fiscal 2001. Sales of amplifiers, interface and power management products also grew in fiscal 2001 by 7 percent, 5 percent and 2 percent, respectively, over sales in fiscal 2000. This was driven by sales growth in the first half of fiscal 2001 of 39 percent, 42 percent and 31 percent, respectively, over the comparable first half of fiscal 2000. Declines in the second half of the fiscal year of 20 percent, 23 percent and 22 percent, respectively, from the comparable second half of fiscal 2000, partially offset the growth in the first half of the fiscal year.
     Sales in fiscal 2001 for the Information Appliance segment declined by 5 percent from sales in fiscal 2000 due to decreases in both unit shipments and average selling prices. While the Information Appliance segment experienced an 18 percent growth in sales for the first half of fiscal 2001 over the comparable first half of fiscal 2000, it was more than offset by a 25 percent decline in sales for the second half of fiscal 2001 from the comparable second half of fiscal 2000. The slowdown in demand for personal computers and PC-related products contributed to the decline in sales for the Information Appliance segment since a large part of the portfolio of information appliance products is still consumed in the PC marketplace. Lack of growth was also impacted by slower than expected adoption of emerging information appliances that are not PCs. The fiscal 2000 comparison excludes sales from the Cyrix PC microprocessor unit, which we sold in September 1999. Network product sales declined 24 percent in fiscal 2001 from sales in fiscal 2000. Although we have introduced network products employing new digital signal processing technology primarily focused on higher bandwidth gigabit applications, low shipment of these products plus decreasing demand for mature ethernet products continued to contribute to the decline in sales. Unit volume and average selling prices were both lower for network products compared to fiscal 2000.
     Compared to sales in fiscal 2000, fiscal 2001 sales in Japan and the Asia Pacific region increased by 11 percent and 2 percent, respectively, while sales in the Americas and Europe decreased by 8 percent and 1 percent, respectively. As the Japanese yen and most European currencies weakened against the dollar, foreign currency exchange rate fluctuation had an unfavorable impact on foreign currency-denominated sales for fiscal 2001. However, this impact was minimal since less than a quarter of our total sales was denominated in foreign currency. Sales for fiscal 2001 as a percentage of total sales increased to 32 percent and 10 percent in the Asia Pacific region and Japan, respectively, while declining to 33 percent in the Americas and remaining flat at 25 percent in Europe.
     The overall increase in sales in fiscal 2000 over sales in fiscal 1999 was primarily attributable to improvement in market conditions that began near the end of calendar 1999 and lasted through most of calendar 2000. Sales for the Analog segment drove the growth in sales. In fiscal 2000, analog product sales grew 30 percent over sales for fiscal 1999. This growth was driven by significantly higher unit volume, but was partially offset by lower average selling prices from price erosion and a changing mix of products. Sales were particularly strong in the wireless cellular markets, led by application-specific wireless communications products, amplifiers and power management products, which all grew more than 62 percent over sales for fiscal 1999. Sales in fiscal 2000 for the Information Appliance segment, excluding the Cyrix PC microprocessor unit, grew by 18 percent over sales for fiscal 1999 due to higher volume, offset partially by lower average selling prices. Selling prices were impacted by strong competition and efforts to gain market share, as the group focused on information appliance partners in the set-top box, webpad and thin client markets. Network product sales declined in fiscal 2000 by 22 percent from sales for fiscal 1999. Although we introduced new products employing new digital signal processing technology in the second half of the fiscal year, minimal shipments of these new products and decreasing demand for mature ethernet products contributed to the sales decline. The decrease in unit shipments more than offset marginal increases in average selling prices for network products.
     Fiscal 2000 sales increased in all geographic regions compared to sales in fiscal 1999, which included Cyrix PC microprocessor product sales. The increases were 40 percent for Japan, 12 percent for Europe, 8 percent for the Asia Pacific region and 3 percent for the Americas. Foreign currency exchange rate fluctuation had minimal impact on sales since the favorable effect from the Japanese yen was offset by the unfavorable effect experienced as the dollar strengthened against most European currencies. Sales for fiscal 2000 as a percentage of total sales increased to 25 percent and 9 percent for Europe and Japan, respectively, while declining to 36 percent for the Americas and 30 percent for the Asia Pacific region.

Gross Margin
------------
Gross margin as a percentage of sales increased to 49 percent in fiscal 2001 from 46 percent in fiscal 2000 and 21 percent in fiscal 1999. The increase in gross margin for fiscal 2001 was primarily driven by improved product mix, as we shipped more high contribution analog and wireless products, combined with improved manufacturing efficiency and higher factory utilization during the first half of fiscal 2001. Wafer fabrication capacity utilization in the first half of fiscal 2001 ran at 88 percent. In the second half of the fiscal year, business conditions in the semiconductor industry had weakened significantly and production activity was reduced considerably causing wafer fabrication capacity utilization to drop to 53 percent for the second half of fiscal 2001. For the year as a whole, wafer fabrication capacity utilization was 69 percent compared to 75 percent in fiscal 2000. The increase in gross margin for fiscal 2000 over fiscal 1999 was driven primarily by improved product mix, as Cyrix PC microprocessor sales were replaced by higher-margin analog product sales, and by increased factory utilization, particularly at the Arlington and Greenock manufacturing facilities. Wafer fabrication capacity utilization for fiscal 2000 was 75 percent compared to 57 percent for fiscal 1999. This reflects lower activity in Maine, particularly during the first half of the fiscal year, as a result of our decision to exit the Cyrix PC microprocessor business. Excluding the effect of Maine, wafer fabrication capacity utilization for fiscal 2000 was 85 percent. As production activity in Maine began to ramp back up in the second half of fiscal 2000, factory utilization reached 94 percent by the end of the fiscal year. The reduction in depreciation expense associated with the impairment losses recorded in May 1999 on capital assets in Maine also contributed to the overall improvement in gross margin. Gross margin for fiscal 1999 included the effect of charges related to an IBM contract termination of $48.6 million and the write-down of Cyrix microprocessor inventory of $43.6 million related to the exit from the Cyrix PC microprocessor business.

Research and Development
------------------------
Research and development expenses in fiscal 2001 were $435.6 million, or 21 percent of sales, compared to $386.1 million in fiscal 2000, or 18 percent of sales, and $471.3 million in fiscal 1999, or 24 percent of sales. The fiscal 2001 and 2000 amounts exclude $16.2 million and $4.2 million, respectively, for in-process R&D charges related to acquisitions (See Note 4). The in-process R&D charges are included as a component of special items in the consolidated statements of operations. Higher R&D expenses for fiscal 2001 reflect increased investment in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information infrastructure and information appliances markets, as well as in the process technologies needed to support these products. R&D expenses also reflect increased resource investment to develop new cores and integrate those cores with other technological capabilities to create system-on-a-chip products.
Beginning in fiscal 2001, we also began recording expense associated with a license agreement with Taiwan Semiconductor Manufacturing Company, which contributed to the increase in R&D for fiscal 2001. The agreement allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our Maine facility as desired, if and when those processes are developed by TSMC. The advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products for the wireless handsets, displays, information infrastructure and information appliances markets. During fiscal 2001, we devoted approximately 78 percent of our R&D effort towards new product development and 22 percent toward the development of process technology. Compared to fiscal 2000, this represents a 14 percent increase in spending for new product development and a 21 percent increase in spending for process technology.
     The decline in R&D expenses in fiscal 2000 from fiscal 1999 was the result of our decision to exit the Cyrix PC microprocessor business in late fiscal 1999. This allowed us to reduce fiscal 2000 R&D spending for product development, as well as spending for the underlying advanced complementary metal oxide silicon process development.

Selling, General and Administrative
-----------------------------------
Selling, general and administrative expenses in fiscal 2001 were $328.5 million, or 16 percent of sales, compared to $312.3 million in fiscal 2000, or 15 percent of sales, and $317.4 million in fiscal 1999, or 16 percent of sales. Included in fiscal 2001 SG&A expenses is an expense of $20.5 million associated with the charitable donation of equity securities that were part of our investment portfolio. We donated these securities to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses in fiscal 2001 declined by one percent from SG&A expenses in fiscal 2000. Actions that we implemented to reduce spending in the second half of the fiscal year in response to the recent weakness in business conditions contributed to the decline in these expenses for fiscal 2001. The effect of these cost reduction actions was largely offset by higher pay rates in fiscal 2001 over fiscal 2000.
     The reduction in SG&A expenses in fiscal 2000 compared to fiscal 1999 reflected the benefits achieved from the cost reduction actions announced in May 1999, partially offset by an increase in fiscal 2000 of payroll and employee benefit expenses.

Restructuring of Operations and Cost Reduction Programs
-------------------------------------------------------
During fiscal 2001, we recorded a net charge of $33.4 million related to a cost-reduction program implemented in the second half due to continued weakness in the semiconductor industry. We also recorded a $2.3 million restructure charge in connection with the consolidation of our wafer manufacturing operations in Greenock, Scotland. See Note 3 of the Notes to the Consolidated Financial Statements for a complete discussion on these charges, as well as other activity during fiscal 2001 related to previously announced restructuring actions.

Charge for Acquired In-Process Research and Development
-------------------------------------------------------
In connection with our acquisitions during fiscal 2001 of innoComm Wireless and Vivid Semiconductor, $12.1 million and $4.1 million of the total purchase price for each acquisition, respectively, were allocated to the value of in-process R&D. In connection with the acquisition of Algorex in fiscal 2000, we allocated $4.2 million of the total purchase price to the value of in-process R&D. These amounts were expensed upon acquisition because technological feasibility had not been established and no alternative uses existed for the technologies.
     InnoComm is a developer of chipsets for wireless networking applications. Its expertise, which ranges from short-range wireless technologies such as Bluetooth and HomeRF, to full wireless local area networking based on the IEEE
802.11 standard, is expected to complement our existing base of design and product expertise. We expect the addition of Vivid's technologies and analog engineering resources to increase our strength in creating silicon solutions for the flat-panel display market. Algorex was a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. We expect these technologies to enhance our future capability to provide complete chipset solutions for the cellular phone and wireless information appliance markets.
     In each acquisition, the fair value of the in-process R&D was based on discounted projected net cash flows expected to be derived after successful completion of the R&D projects underway. Estimates of future cash flows from revenues were based primarily on market growth assumptions, lives of underlying technologies and our expected share of market. Gross profit projections were based on our experience with products that were similar in nature or products sold into markets with similar characteristics. Estimated operating expenses, income taxes and capital charges were deducted from gross profit to determine net operating income for the in-process R&D projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility. We discounted the net cash flows of the in-process R&D projects using probability adjusted discount rates that approximated the overall rate of return for each acquisition as a whole and reflected the inherent uncertainties surrounding the development of in-process R&D projects.

Interest Income and Interest Expense
------------------------------------
For fiscal 2001, we earned net interest income of $52.0 million, compared to $15.3 million in fiscal 2000 and net interest expense of $2.2 million for fiscal 1999. Both higher average cash balances and slightly higher interest rates in fiscal 2001 contributed to an increase in interest income. In addition, interest expense in fiscal 2001 was significantly lower than in fiscal 2000 due to lower debt, since we repaid our $258.8 million convertible subordinated notes in November 1999. The increase in net interest income in fiscal 2000 over fiscal 1999 was also the result of both higher cash balances and higher interest rates, combined with a decrease in interest expense from the lower debt balance.

Other Income, Net
-----------------
Other income, net was $33.6 million for fiscal 2001, compared to $285.3 million for fiscal 2000 and $3.1 million for fiscal 1999. For fiscal 2001, this included a net gain from equity investments of $27.3 million and net intellectual property income of $6.3 million. Net intellectual property income for fiscal 2001 included $2.4 million from a single significant licensing agreement with a Korean company and the remainder from a number of individually small agreements. This compares to fiscal 2000, which included a net gain of $272.5 million from equity investments, $11.5 million of net intellectual property income and other miscellaneous income of $1.3 million. Net intellectual property income for fiscal 2000 related primarily to two significant licensing agreements. For fiscal 1999, other income, net included $11.3 million of net intellectual property income related primarily to a single significant licensing agreement offset by a $0.1 million net loss from equity investments, a $7.0 million settlement of disputes involving intellectual property rights and other miscellaneous expenses of $1.1 million.

Income Tax Expense/Benefit
--------------------------
We recorded income tax expense of $61.4 million in fiscal 2001, compared to income tax expense of $14.9 million in fiscal 2000 and income tax benefit in fiscal 1999 of $75.5 million. Our tax expense was a combination of U.S. alternative minimum tax and foreign tax expense and resulted in an effective tax rate of 20 percent for fiscal 2001. This compares to effective tax rates of 2 percent and 7 percent for fiscal 2000 and 1999, respectively. The tax rate in fiscal 2001 is less than the federal statutory rate due primarily to the reduction in U.S. taxable income from the utilization of net operating loss carryovers. Realization of net deferred tax assets ($102.4 million at May 27, 2001) is primarily dependent on our ability to generate future U.S. taxable income. We believe that it is more likely than not that forecasted U.S. taxable income will be sufficient to utilize these tax assets, but we cannot assure that these expectations of future U.S. taxable income will be met.

Foreign Operations
------------------
Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks
----------------------
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
     Due to the short-term nature of the major portion of our investment portfolio, a series of severe cuts in interest rates, such as those recently experienced, does have a significant impact on the amount of interest income we can earn from our investment portfolio. An increase in interest rates benefits us due to our large net cash position. An increase in interest rates would not necessarily increase interest expense due to the fixed rates of our existing debt obligations.
     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we enter into these transactions in other currencies, primarily the Japanese yen, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established revenue and balance sheet hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. Adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $10 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of May 27, 2001.

Financial Condition
-------------------
As of May 27, 2001, cash and cash investments increased to $869.4 million from $849.9 million at May 28, 2000. The primary factors contributing to these amounts are described below.
     In fiscal 2001, cash generated from operating activities was $488.2 million, compared to $399.7 million in fiscal 2000 and $226.1 million in fiscal 1999. The increase in net income adjusted for noncash items contributed to the improvement. Working capital items negatively affected operating cash for fiscal 2001. However, the net impact was softened as the decreases in accounts payable and income taxes payable were substantially offset by a decrease in receivables. Decreases in receivables and payables were largely due to the sales decline and spending reductions experienced in the second half of fiscal 2001. For fiscal 2000, net income adjusted for noncash items was negatively affected by changes in working capital due to increases in receivables and inventories. For fiscal 1999, the impact from changes in working capital was minimal since decreases in receivables and inventories were offset by decreases in accounts payable and income taxes payable.
     Our investing activities used cash of $298.6 million in fiscal 2001, while generating cash of $207.5 million in fiscal 2000. In fiscal 1999 investing activities used cash of $317.2 million. Use of cash during fiscal 2001 primarily related to the our investment in property, plant and equipment of $227.6 million and the acquisitions of innoCOMM and Vivid for a total of $99.1 million, net of cash acquired (See Note 4). In comparison, proceeds of $283.6 million from the sale of Fairchild Semiconductor stock and $75.0 million from the sale of the Cyrix PC microprocessor business were the main contributors to cash generated from investing activities in fiscal 2000. This was partially offset by our investment in property, plant and equipment of $169.9 million in fiscal 2000. Cash used in investing activities in fiscal 1999 was primarily for capital expenditures of $303.3 million.
     Financing activities used cash of $150.6 million in fiscal 2001, compared to $247.1 million in fiscal 2000. In fiscal 1999 financing activities provided cash of $49.0 million. The primary use of cash in fiscal 2001 was for our repurchase of 8.3 million shares of common stock on the open market for $194.4 million. All of these shares were retired during fiscal 2001. The cash outlay was partially offset by proceeds of $68.2 million from the issuance of common stock under employee benefit plans. For fiscal 2000 the primary use of cash was for the payment of $265.8 million to redeem our 6.5 percent convertible subordinated notes. Other debt repayment of $114.7 million was offset by proceeds of $133.4 million from the issuance of common stock under employee benefit plans. In fiscal 1999, the contributors to cash generated by financing activities included the proceeds of a $67.5 million draw down on new equipment loans and $28.0 million from the issuance of common stock under employee benefit plans. Those amounts were partially offset by $56.5 million of general debt repayment.
     Management foresees substantial cash outlays for plant and equipment throughout fiscal 2002, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide better manufacturing efficiency and productivity. Based on current economic conditions, the fiscal 2002 capital expenditure level is expected to be slightly higher than the fiscal 2001 level. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned fiscal 2002 capital investments.

Recently Issued Financial Accounting Standards
----------------------------------------------
In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The staff accounting bulletin summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue. The company adopted SAB 101 in the fourth quarter of fiscal 2001, effective as of the beginning of the year. The impact of the adoption was not material to the company's consolidated financial statements.
     We plan to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, at the beginning of fiscal 2002. SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of those derivatives will be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. The initial adoption of this statement will not have a material effect on our financial position or results of operations.
     On June 29, 2001, the Financial Accounting Standards Board approved the issuance in July 2001 of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 will provide guidance on the accounting for a business combination at the date a business combination is completed. The statement requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001, thereby eliminating use of the pooling-of-interests method. SFAS No. 142 will provide guidance on how to account for goodwill and intangible assets after an acquisition is completed. The most substantive change is that goodwill will no longer be amortized but instead will be tested for impairment periodically. This statement will apply to existing goodwill and intangible assets, beginning with fiscal years starting after December 15, 2001. Early adoption of this statement will be permitted for companies with fiscal years beginning after March 15, 2001, for which first quarter financial statements have not been issued. We expect to adopt this statement at the beginning of fiscal 2002.

Outlook
-------
Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and may experience in the future periodic fluctuations in our operating results.
     Our strategy is to provide systems on a chip solutions for our key trendsetting data highway partners, using our analog expertise as a starting point for forward integration. As a result of this focus, we expect to grow at or above market rates of growth in particular segments of the analog, mixed-signal and information appliance markets. The overall U.S. economy, particularly the technology sector, is in the midst of a sharp slowdown that began in late calendar 2000. We experienced a very significant decline in new orders as market conditions in the semiconductor industry quickly weakened. New orders from the distribution channel fell substantially as distributors reduced inventory levels in response to resale rates that were much lower than previously anticipated. Continued inventory corrections by major customers in the wireless handset market and slower than expected unit growth for wireless handsets also contributed to the order slowdown. Lower than expected demand in the PC market further added to the slowdown in new orders. Contract manufacturers faced with excess inventories were also reducing inventory levels, which negatively affected us. We expect new order rates to improve when customers work through inventory corrections and when end-user demand improves. However, there has been little evidence that this point has yet been reached and therefore the low level of new orders may be prolonged. Fill orders, which are orders received and shippable in the same period, were unusually low in the second half of the fiscal year compared to typical experience rates and there has been little evidence of improvement to date. Combining this trend with the overall weakness in the U.S. economy, we anticipate a decline in sales for the first quarter of fiscal 2002 from the sales level achieved in the recent fourth quarter of fiscal 2001. The level of sales for the first quarter of fiscal 2002 is very dependent upon the amount of fill orders received. If we do not receive a sufficient level of fill orders, the expected level of sales for the first quarter of fiscal 2002 will further decline. We cannot assure that market conditions will improve in the near future. The severity and duration of the current slowdown may have a significant impact on our sales and results of operations for fiscal 2002.
     In the short term, reduced volume and overall market pricing will have a negative effect on gross margin percentages. Future gross margin improvement will be predicated on increased new order rates of higher-margin multi-market analog products, as well as increased wafer fabrication capacity utilization. We face a risk that declining order rates will continue to reduce wafer fabrication capacity utilization and negatively impact future gross margin and future operating results. In May 2001, we implemented a cost-reduction program in response to current economic conditions. In the event that business conditions do not improve, we may have to re-evalute the need for further actions that can mitigate future decline in financial performance.
     In  June  2000,  we  entered  into  a  licensing   agreement   with  Taiwan
Semiconductor Manufacturing Company to gain access to a variety of TSMC's advanced sub-micron processes for use in the wafer fabrication facility in Maine as desired, if and when those processes are developed by TSMC. We are currently utilizing our own process technology in Maine. This arrangement will enable us to gain access ultimately to TSMC's 0.10-micron process technology. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products for the wireless handsets, displays, information infrastructure and information appliances markets. There can be no assurance that TSMC will successfully develop all of the processes it has committed to provide. If there is not adequate process technology there will be an adverse impact on the long-term capability of the Maine facility.
     Our focus is to continue to introduce new products, particularly more highly integrated system-on-a-chip products and higher-margin analog products that are targeted towards wireless handsets, displays, information infrastructure and information appliances. If the development of new products is delayed or market acceptance is below expectations, future gross margin may be unfavorably affected.
     The wireless handset market continues to be important to our future growth plans. New integrated chipsets are being developed to provide added dollar content in targeted entry-level handsets. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will ultimately be successful in this targeted market. Although end market unit growth for wireless handsets was very high for calendar 2000 as a whole, near-term growth expectations are highly uncertain. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market. There is also uncertainty related to the standards that ultimately will be adopted for the next-generation wireless base stations. As a result, we remain cautious on near-term trends in our wireless-related business.
     We continue to hold numerous design wins in the information appliance market, but end user adoption has been slower than anticipated. A design win is when a customer has chosen our semiconductor product and designed it into their future product. It is not yet clear which form factors, specific customers' products or customers' business models will ultimately be successful in this emerging market. Revenue for our information appliance products is dependent on the outcome and the timing of product acceptance trends.
     We believe that continued focused investment in research and development, especially the timely development and market acceptance of new products, is a key factor to our successful growth and our ability to achieve strong financial performance. Our product portfolio, particularly products in the personal systems and communications area, have short product life cycles. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop new cores and integrate those cores with our other technological capabilities to create system-on-a-chip products aimed at the emerging information appliance market. We will also continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information infrastructure and information appliances markets, as well as in process technologies needed to support those products. Given the uncertainty over the current economic conditions, it is difficult to predict our financial performance beyond the first quarter of fiscal 2002. Assuming no significant improvement in the economy, we anticipate R&D spending for fiscal 2002 to be flat to slightly higher than the fiscal 2001 level. Overall SG&A expense is expected to be flat or slightly lower than the fiscal 2001 level as we continue to align our cost structure with current business conditions.
     We have made and may continue to make strategic business acquisitions or investments in order to gain access to key technologies that would augment our existing technical capability or enable us to achieve faster time to market. These can involve risks and uncertainties that may unfavorably impact our future financial performance. We cannot assure you that we will be able to integrate and develop acquired technologies as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. With acquisition activity, there are risks that future operating results may be unfavorably affected by certain acquisition related costs, such as but not limited to, in-process R&D charges and incremental R&D spending.
     Because of significant international sales, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and net income. Although we attempt to manage short-term exposures to foreign currency fluctuations, we cannot assure you that our risk management activities will fully offset the adverse financial impact resulting from unfavorable movements in foreign exchange rates.
     From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. We cannot assure you that these governments or other government entities will not serve future notices of assessments on us, or that the amounts of such assessments and our failure to favorably resolve such assessments would not have a material adverse effect on our financial condition or results of operations. In addition, our tax returns for certain years are under examination in the U.S. While we believe we have sufficiently provided for all tax obligations, we cannot assure you that the ultimate outcome of the tax examinations will not have a material adverse effect on our future financial condition or results of operations.

Appendix to MD&A Graphs
(3 yrs)

                                                   2001          2000          1999
                                               ------------- ------------- -------------
Net Sales per Employee                            $201.2        $198.0        $164.1
Net Operating Margin
  as a Percent of Sales                             10.5%         16.0%        (55.5%)
Operating Costs and Expenses
  (As a Percent of Sales):
Selling, General, and
  Administrative                                    15.5%         14.6%         16.2%
Research and Development                            20.6%         18.0%         24.1%
Cost of Sales                                       50.9%         54.0%         79.4%
Net Property, Plant,
  and Equipment                                   $815.7        $803.7        $916.0
Stock Price Ending                                $ 28.12       $ 49.63       $ 19.38





ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

See information/discussion appearing in subcaption "Financial Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                   Page
---------------------                                                   ----

Consolidated Balance Sheets at May 27, 2001 and May 28, 2000               27

Consolidated Statements of Operations for each of the years in the
   three-year period ended May 27, 2001                                    28

Consolidated Statements of Comprehensive Income (Loss) for each of
   the years in the three-year period ended May 27, 2001                   29
Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended May 27, 2001                             30

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 27, 2001                                    31

Notes to Consolidated Financial Statements                              32-59

Independent Auditors' Report                                               60


Financial Statement Schedule:
-----------------------------
For the three years ended May 27, 2001

Schedule II -- Valuation and Qualifying Accounts                           64

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                    May 27,        May 28,
In Millions, Except Share Amounts                                                     2001          2000
                                                                                  ------------- --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 817.8        $ 778.8
    Short-term marketable investments                                                      5.0           22.3
    Receivables, less allowances of $45.1 in 2001 and $58.6 in 2000                      123.4          258.6
    Inventories                                                                          195.5          192.9
    Deferred tax assets                                                                   97.2          125.7
    Other current assets                                                                  36.1           40.5
                                                                                  ------------- --------------
Total current assets                                                                   1,275.0        1,418.8
Property, plant and equipment, net                                                       815.7          803.7
Long-term marketable debt securities                                                      46.6           48.8
Long-term marketable equity securities                                                    18.5           12.7
Goodwill, net                                                                            136.2           22.8
Other assets                                                                              70.3           75.4
                                                                                  ------------- --------------

Total assets                                                                          $2,362.3       $2,382.2
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $ 29.4         $ 31.4
    Accounts payable                                                                     126.4          194.5
    Accrued expenses                                                                     262.9          315.1
    Income taxes payable                                                                  53.1           86.7
                                                                                  ------------- --------------
Total current liabilities                                                                471.8          627.7
Long-term debt                                                                            26.2           48.6
Other noncurrent liabilities                                                              96.4           62.6
                                                                                  ------------- --------------
Total liabilities                                                                       $594.4        $ 738.9
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value. Authorized 850,000,000 shares.
        Issued and outstanding 173,806,633 in 2001 and 177,561,617 in 2000              $ 86.9         $ 88.8
    Additional paid-in capital                                                         1,294.7        1,407.9
    Retained earnings                                                                    432.4          186.7
    Unearned compensation                                                               (13.9)         (12.6)
    Accumulated other comprehensive loss                                                (32.2)         (27.5)
                                                                                  ------------- --------------
Total shareholders' equity                                                             1,767.9       $1,643.3
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                            $2,362.3       $2,382.2
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended                                                           May 27,     May 28,     May 30,
In Millions, Except Per Share Amounts                                 2001        2000        1999
                                                                      ----------- ----------- --------------
Net sales                                                              $2,112.6    $2,139.9     $1,956.8
Operating costs and expenses:
    Cost of sales                                                       1,075.1     1,154.9      1,553.5
    Research and development                                              435.6       386.1        471.3
    Selling, general and administrative                                   328.5       312.3        317.4
    Special items                                                          51.9       (55.3)       700.9
                                                                      ----------- ----------- --------------
Total operating costs and expenses                                      1,891.1     1,798.0      3,043.1
                                                                      ----------- ----------- --------------
Operating income (loss)                                                   221.5       341.9     (1,086.3)
Interest income (expense), net                                             52.0        15.3         (2.2)
Other income, net                                                          33.6       285.3          3.1
                                                                      ----------- ----------- --------------
Income (loss) before income taxes and extraordinary item                  307.1       642.5     (1,085.4)
Income tax expense (benefit)                                               61.4        14.9        (75.5)
                                                                      ----------- ----------- --------------
Income (loss) before extraordinary item                                   245.7       627.6     (1,009.9)
Extraordinary loss on early extinguishment of debt,
    net of taxes of $0.4 million                                            -           6.8          -
                                                                      ----------- ----------- --------------
Net income (loss)                                                     $   245.7   $   620.8    $(1,009.9)
                                                                      =========== =========== ==============
Earnings (loss) per share: Income (loss) before extraordinary item:
    Basic                                                                  $1.40       $3.62      $(6.04)
    Diluted                                                                $1.30       $3.27      $(6.04)
Net income (loss):
    Basic                                                                  $1.40       $3.58      $(6.04)
    Diluted                                                                $1.30       $3.24      $(6.04)
Weighted-average common and potential common shares outstanding:
    Basic                                                                 175.9       173.6       167.1
    Diluted                                                               188.4       191.7       167.1

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                               May 27,       May 28,       May 30,
In millions                                                                2001          2000          1999
                                                                       ------------- ------------- ------------

Net income (loss)                                                          $245.7        $620.8     $(1,009.9)

Other comprehensive income (loss), net of tax:
     Unrealized gain on available-for-sale securities                        31.5         177.0          22.2
     Reclassification adjustment for realized gain included in
          net income (loss)                                                 (20.2)       (195.6)          -
     Minimum pension liability                                              (16.0)         (6.2)        (12.5)
                                                                       ------------- ------------- ------------
Other comprehensive income (loss)                                            (4.7)        (24.8)          9.7
                                                                       ------------- ------------- ------------
Comprehensive income (loss)                                                $241.0        $596.0     $(1,000.2)
                                                                       ============= ============= ============


The tax effects of other comprehensive income (loss) components included in each of the years presented above were not significant.

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                    Accumulated
                                                            Additional   Retained                     Other
                                               Common        Paid-In     Earnings     Unearned       Comprehensive
In Millions                                    Stock         Capital     (Deficit)    Compensation       Loss           Total
                                            ------------- ------------ ------------- -------------- ---------------- -------------

Balances at May 31, 1998                          $82.7      $1,240.1       $575.8        $(27.3)        $(12.4)        $1,858.9
Net loss                                            -             -       (1,009.9)          -              -           (1,009.9)
Issuance of common stock under option,
   purchase, and profit sharing plans               1.8          26.5          -             -              -               28.3
Unearned compensation relating to
   issuance of restricted stock                     -             3.5          -            (3.5)           -                -
Cancellation of restricted stock                    -            (2.0)         -             2.0            -                -
Amortization of unearned compensation               -             -            -            13.8            -               13.8
Other comprehensive income                          -             -            -             -              9.7              9.7
------------------------------------------- ------------- ------------ ------------- -------------- ---------------- -------------
Balances at May 30, 1999                           84.5       1,268.1       (434.1)        (15.0)          (2.7)           900.8
Net income                                          -             -          620.8           -              -              620.8
Issuance of common stock under option,
   purchase, and profit sharing plans               4.1         130.6          -             -              -              134.7
Unearned compensation relating to
   issuance of restricted stock                     0.1           8.2          -            (8.3)           -                -
Cancellation of restricted stock                    -            (6.0)         -             2.7            -               (3.3)
Amortization of unearned compensation               -             -            -             8.0            -                8.0
Issuance of common stock upon conversion
   of a convertible subordinated
   promissory note                                  0.1           7.0          -             -              -                7.1
Other comprehensive loss                            -             -            -             -            (24.8)           (24.8)
------------------------------------------- ------------- ------------ ------------- -------------- ---------------- -------------
Balances at May 28, 2000                           88.8       1,407.9        186.7         (12.6)         (27.5)         1,643.3
Net income                                          -             -          245.7           -               -             245.7
Issuance of common stock under option,
   purchase, and profit sharing plans               2.2          70.0          -             -               -              72.2
Unearned compensation relating to
   issuance of restricted stock                     0.1           7.4          -            (7.5)            -               -
Cancellation of restricted stock                    -            (2.8)         -             2.0             -              (0.8)
Amortization of unearned compensation               -             -            -             4.2             -               4.2
Proceeds from sale of  put warrants                 -             0.4          -             -               -               0.4
Stock compensation charge                           -             2.0          -             -               -               2.0
Purchase and retirement of treasury stock          (4.2)       (190.2)         -             -               -            (194.4)
Other comprehensive loss                            -             -            -             -             (4.7)            (4.7)
------------------------------------------- ------------- ------------ ------------- -------------- ---------------- -------------
Balances at May 27, 2001                          $86.9      $1,294.7       $432.4        $(13.9)        $(32.2)        $1,767.9
=========================================== ============= ============ ============= ============== ================ =============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                                May 27,      May 28,      May 30,
In Millions                                                                 2001         2000         1999
                                                                         ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                           $245.7       $620.8    $(1,009.9)
Adjustments to reconcile net income (loss)
    with net cash provided by operations:
    Depreciation and amortization                                            243.3        263.8        405.6
    Loss (gain) on investments                                               (30.6)      (272.5)         0.1
    Loss on disposal of equipment                                              3.1         11.9         50.5
    Donation of equity securities                                             20.5          -            -
    Deferred tax provision                                                    27.6        (12.1)        52.8
    Noncash special items                                                     51.9        (55.3)       700.9
    Other, net                                                                 0.3          1.6          0.7
    Changes in certain assets and liabilities, net:
        Receivables                                                          135.2        (86.7)        36.6
        Inventories                                                           (2.6)       (57.0)       142.6
        Other current assets                                                   0.8         (8.3)        44.2
        Accounts payable and accrued expenses                               (168.9)        (9.7)       (80.6)
        Income taxes payable                                                 (33.7)         9.0       (114.0)
        Other liabilities                                                     (4.4)        (5.8)        (3.4)
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    488.2        399.7        226.1
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (227.6)      (169.9)      (303.3)
Sale of equipment                                                              -            8.6          -
Sale and maturity of available-for-sale securities                            48.2        151.2        167.1
Purchase of available-for-sale securities                                    (28.0)      (115.1)      (162.0)
Disposition of Cyrix PC microprocessor business                                -           75.0          -
Sale of investments                                                           34.8        286.0          0.1
Business acquisitions, net of cash acquired                                  (99.1)       (22.2)         -
Purchase of nonmarketable investments, net                                   (11.9)       (11.6)        (1.7)
Other, net                                                                   (15.0)         5.5        (17.4)
                                                                         ------------ ------------ ------------
Net cash provided by (used by) investing activities                         (298.6)       207.5       (317.2)
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes                                   -         (265.8)         -
Issuance of debt                                                               -            -           77.5
Repayment of debt                                                            (24.4)      (114.7)       (56.5)
Issuance of common stock, net                                                 68.2        133.4         28.0
Purchase and retirement of treasury stock                                   (194.4)         -            -
                                                                         ------------ ------------ ------------
Net cash provided by (used by) financing activities                         (150.6)      (247.1)        49.0
Net change in cash and cash equivalents                                       39.0        360.1        (42.1)
Cash and cash equivalents at beginning of year                               778.8        418.7        460.8
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                    $817.8       $778.8     $  418.7
                                                                         ============ ============ ============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies
---------------------------------------------------

Basis of Presentation
---------------------
The consolidated financial statements include National Semiconductor Corporation and its majority-owned subsidiaries. National Semiconductor Corporation and its majority-owned subsidiaries may be referred to as National or the company in these notes to the consolidated financial statements. All significant intercompany transactions are eliminated in consolidation.
     The company's fiscal year ends on the last Sunday of May. The fiscal years ended May 27, 2001, May 28, 2000 and May 30, 1999 were all 52-week years.

Revenue Recognition
-------------------
Revenue from the sale of semiconductor products is recognized when shipped with a provision for estimated returns and allowances recorded at the time of shipment. Service revenues are recognized as the services are provided or as milestones are achieved depending on the terms of the arrangement. Intellectual property income is recognized when the license is delivered and no further obligations to the customer exist. No revenue is recognized unless there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectibility is reasonably assured.

Inventories
-----------
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost. The company uses the straight-line method to depreciate machinery and equipment over their estimated useful life (3-5 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.
     The company capitalizes interest on borrowings during the construction period of major capital projects. Capitalized interest is added to the cost of the underlying assets and is amortized over the useful life of the assets. In connection with various capital expansion projects, the company capitalized $0.4 million of interest in fiscal 1999. No interest was capitalized in either fiscal 2001 or 2000.
     The company reviews the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.
     In connection with certain restructuring actions during fiscal 1999, the company recorded an impairment loss of $633.9 million (See Note 3). The fair value of the related assets was determined based on the present value of estimated expected future cash flows using a discount rate commensurate with the risks involved.

Goodwill, net
-------------
Goodwill represents the excess of the purchase price over the fair market value of acquired companies and is amortized on a straight-line basis over 3-7 years. Beginning in fiscal 2002, the company will no longer amortize goodwill due to the issuance of SFAS No. 142, "Goodwill and Other Intangible Assets," which was approved for release in July 2001 by the Financial Accounting Standards Board. In accordance with this statement, the company will also evaluate goodwill for recoverability periodically or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable from its estimated future cash flows.

Income Taxes
------------
Deferred tax liabilities and assets at the end of each period are determined based on the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Earnings per Share
------------------
Basic earnings per share are computed using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding, such as convertible subordinated notes. For all years presented, the reported net income (loss) was used in the computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:


 Years Ended                                                    May 27,         May 28,          May 30,
(In Millions)                                                   2001            2000             1999
                                                              --------------- ---------------- ---------------
Weighted-average common shares outstanding used
    for basic earnings per share                                   175.9           173.6            167.1
Effect of dilutive securities:
    Stock options                                                   12.5            18.1              -
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings per share                188.4           191.7            167.1
                                                              =============== ================ ===============

     As of May 27, 2001, the company had options outstanding to purchase 10.0 million shares of common stock with a weighted-average exercise price of $53.58, which were excluded from the fiscal 2001 computation of diluted earnings per share because their effect was antidilutive. These options could potentially dilute the computation of earnings per share in the future. As of May 28, 2000, the company had options outstanding to purchase 8.4 million shares of common stock with a weighted-average exercise price of $59.49, which were excluded from the fiscal 2000 computation of diluted earnings per share because their effect was antidilutive. For fiscal 1999, the effect of stock options was antidilutive. Therefore, stock options to purchase 36.2 million shares of common stock with a weighted-average exercise price of $14.70 were not included in diluted earnings per share at May 30, 1999.

Currencies
----------
The functional currency for all operations worldwide is the U.S. dollar. Gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars are included in income. Gains and losses resulting from foreign currency transactions are also included in income.

Financial Instruments
---------------------
Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a remaining maturity of three months or less at the time of purchase. Cash balances are maintained in various currencies and in a variety of financial instruments. The company has not experienced any material losses related to any short-term financial instruments.

Marketable Investments. Debt and marketable equity securities are classified into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when the company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based upon contractual maturity date and are stated at amortized cost. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method.

Nonmarketable investments. National has investments in nonpublicly traded companies as a result of various strategic business ventures. These nonmarketable investments are included on the balance sheet in other assets. Nonmarketable investments in which National has less than 20 percent ownership and in which it does not have the ability to exercise significant influence over the investee are initially recorded at cost and periodically reviewed for impairment. Nonmarketable investments in which National has greater than 20 percent but less than controlling ownership and in which it has significant influence are accounted for using the equity method. Under the equity method the company records its proportionate share of income or loss from these investments in current operating results.

Off-Balance Sheet Financial Instruments. Gains and losses on currency forward and option contracts that are intended to hedge an identifiable firm commitment are deferred and included in the measurement of the underlying transaction. Gains and losses on hedges of anticipated revenue transactions are deferred until the underlying transactions are recognized or are recognized immediately if the transaction is terminated earlier than initially anticipated. Gains and losses on contracts to hedge certain non-U.S. dollar denominated assets and liabilities are recognized in income and generally offset by the corresponding effect of currency movements on these financial positions. Gains and losses on any instruments not meeting the aforementioned criteria are recognized in income in the current period. Subsequent gains or losses on the related financial instrument are recognized in income in each period until the instrument matures, is terminated or is sold. Income or expense on swaps is accrued as an adjustment to the yield of the related investments or debt hedged by the instrument. Cash flows associated with derivative transactions are reported as arising from operating activities in the consolidated statements of cash flows.

Fair Values of Financial Instruments
------------------------------------
The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 27, 2001. The estimated fair value of debt was $62.4 million at May 27, 2001.

Employee Stock Plans
--------------------
The company accounts for its stock option plans and its employee stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2001 presentation. Net operating results have not been affected by these reclassifications.



Note 2.  Financial Instruments
------------------------------

Marketable Investments

The company's policy is to diversify its investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 27, 2001, investments were placed with a variety of different financial institutions or other issuers. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2.

Marketable investments at fiscal year-end comprised:

                                                             Gross               Unrealized       Estimated
(In Millions)                                                Amortized Cost      Gains/(Losses)   Fair Value
                                                             ------------------- ---------------- ---------------
2001
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit                                     $    5.0           $     -           $    5.0
                                                             ------------------- ---------------- ---------------
Total short-term marketable investments                         $    5.0           $     -           $    5.0
                                                             =================== ================ ===============

LONG-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Debt securities:
      Government securities                                      $  14.0            $    0.1          $  14.1
      Corporate notes                                               32.0                 0.5             32.5
                                                             ------------------- ---------------- ---------------
                                                                    46.0                 0.6             46.6
                                                             ------------------- ---------------- ---------------

    Equity securities                                                4.1                14.4             18.5
                                                             ------------------- ---------------- ---------------
Total long-term marketable investments                           $  50.1             $  15.0          $  65.1
                                                             =================== ================ ===============

2000
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit                                      $  15.0           $     -            $  15.0
    Corporate bonds                                                  7.4                (0.1)             7.3
                                                             ------------------- ---------------- ---------------

Total short-term marketable investments                          $  22.4            $   (0.1)         $  22.3
                                                             =================== ================ ===============

LONG-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Debt securities
      Government securities                                      $  21.3           $     -            $  21.3
      Corporate notes                                               27.5                 -               27.5
                                                             ------------------- ---------------- ---------------
                                                                    48.8                 -               48.8
                                                             ------------------- ---------------- ---------------

    Equities securities                                              8.9                 3.8             12.7
                                                             ------------------- ---------------- ---------------
Total long-term marketable investments                           $  57.7            $    3.8          $  61.5
                                                             =================== ================ ===============

Scheduled maturities of investments in debt securities were:
                                                                                  (In Millions)
                                                                                 ----------------
  2002                                                                               $  33.3
  2003                                                                                  18.3
                                                                                 ----------------
Total                                                                                $  51.6
                                                                                 ================




     At May 27, 2001, the company held $48.7 million and $723.2 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($193.3), institutional money market funds ($105.1) and commercial paper ($473.5).
     At May 28, 2000, the company held $31.8 million and $694.7 million of available-for-sale and held-to-maturity securities, respectively, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consisted of the following (in millions): bank time deposits ($226.5), institutional money market funds ($16.2), commercial paper ($459.1) and auction rate preferred stock ($24.7).
     Gross realized gains on available-for-sale securities were $25.5 million and $224.6 million for fiscal 2001 and 2000. No gross realized gains on available-for-sale securities were recognized for fiscal 1999. In fiscal 2001, the company realized an impairment loss of $4.2 million on an available-for-sale security. Gross realized losses on available-for-sale securities were not material for fiscal 2000 and 1999. The company recognized gross realized gains from nonmarketable investments of $22.4 million and $48.4 million in fiscal 2001 and 2000, respectively, primarily arising from the sale of shares in connection with initial public offerings and acquisitions by third parties. There was no gross realized gain in fiscal 1999. In fiscal 2001 the company also recognized $12.7 million of gross impairment losses on nonmarketable investments. No such losses were recognized in fiscal 2000 and 1999.
     Net unrealized gains on available-for-sale securities of $15.0 million at May 27, 2001 and $3.7 million at May 28, 2000 are included in accumulated other comprehensive loss. The related tax effects are not significant.

Off-Balance Sheet Financial Instruments
---------------------------------------
The company utilizes various off-balance sheet financial instruments to manage market risks associated with fluctuations in certain interest rates and foreign currency exchange rates. Company policy allows the use of derivative financial instruments to protect against market risks arising in the normal course of business. Company policy prohibits the use of derivative instruments for the sole purpose of trading for profit on price fluctuations or to enter into contracts that intentionally increase the underlying exposure. The criteria used for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.

Foreign Currency Instruments
----------------------------
The objective of the foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash flow in relation to non-U.S. dollar currency movements. The company uses forward and option contracts to hedge firm commitments and anticipatory exposures. These exposures primarily consist of product sales in currencies other than the U.S. dollar, a majority of which are made through the company's subsidiaries in Europe and Japan. In addition, the company uses forward and option contracts to hedge certain non-U.S. dollar denominated asset and liability positions. Gains and losses from foreign currency transactions were not significant for fiscal 2001, 2000 and 1999.

Interest Rate Derivatives
-------------------------
The company uses swap agreements to convert the variable interest rate of certain long-term Japanese yen debt to a fixed Japanese yen interest rate (1.63 percent at May 27, 2001).


Fair Value and Notional Principal of Off-Balance Sheet Financial Instruments
----------------------------------------------------------------------------
The table below shows the fair value and notional principal of off-balance sheet instruments as of May 27, 2001 and May 28, 2000. The notional principal amounts for off-balance sheet instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 27, 2001 and May 28, 2000. The fair value of interest rate swap agreements represents the estimated amount the company would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the difference between the stated forward contract rate and the current market rate upon settlement. The fair value of foreign currency option contracts represents the estimated net amount the company would receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the off-balance sheet instruments, it does not reflect the gains or losses associated with the exposures and transactions that the off-balance sheet instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.


Transactions qualifying for hedge accounting:

                                                                 Carrying       Notional    Estimated     Credit
(In Millions)                                                    Amount         Principal   Fair Value    Risk
                                                                 -------------- ----------- ------------- -------------
2001
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                 $   -           $ 19.4     $   -         $   -
                                                                 ============== =========== ============= =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To buy dollars:
  Japanese yen                                                     $   -           $  3.1     $   -         $   -
                                                                 ============== =========== ============= =============
To sell dollars:
  Pound sterling                                                   $  (0.3)        $ 16.0     $  (0.4)      $   -
  Singapore dollar                                                    (0.2)           9.7        (0.2)          -
                                                                 -------------- ----------- ------------- -------------

          Total                                                    $  (0.5)        $ 25.7     $  (0.6)      $   -
                                                                 ============== =========== ============= =============

Purchased options:
  Japanese yen                                                     $   0.1         $ 18.0     $   0.2       $   0.2
  Other                                                                -              4.5         -             -
                                                                 -------------- ----------- ------------- -------------
          Total                                                    $   0.1         $ 22.5     $   0.2       $   0.2
                                                                 ============== =========== ============= =============

                                                                 Carrying       Notional    Estimated     Credit
(In Millions)                                                    Amount         Principal   Fair Value    Risk
                                                                 -------------- ----------- ------------- -------------
2000
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                 $   -            $22.5      $ (0.2)      $   -
                                                                 ============== =========== ============= =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To buy dollars:
  Japanese yen                                                     $   -            $ 7.4      $  0.1       $   -
                                                                 ============== =========== ============= =============
To sell dollars:
  Pound sterling                                                   $   -            $25.4      $ (1.5)      $   -
  Singapore dollar                                                     -             10.1        (0.2)          -
                                                                 -------------- ----------- ------------- -------------
          Total                                                    $   -            $35.5      $ (1.7)      $   -
                                                                 ============== =========== ============= =============

Purchased options:
  Pound sterling                                                   $   0.1          $14.2      $   -        $   -
  Japanese yen                                                         -              3.0          -            -
  Other                                                                -              2.8          -            -
                                                                 -------------- ----------- ------------- -------------
          Total                                                    $   0.1          $20.0      $   -        $   -
                                                                 ============== =========== ============= =============


     All foreign exchange forward contracts expire within one year. Unrealized gains and losses on foreign exchange forward contracts are deferred and recognized in income in the same period as the hedged transactions. Unrealized gains and losses on such agreements at May 27, 2001 and May 28, 2000 are immaterial. All foreign currency option contracts expire within one year. Premiums on purchased foreign exchange option contracts are amortized over the life of the option. Unrealized gains and losses on these option contracts are deferred until the occurrence of the hedged transaction and recognized as a component of the hedged transaction. Unrealized gains on such agreements at May 27, 2001 and May 28, 2000 were immaterial.

Concentrations of Credit Risk
-----------------------------
Financial instruments that potentially subject the company to concentrations of credit risk are primarily investments and trade receivables. The company's investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of credit from any one financial institution or direct issuer. The company sells its products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. The company performs continuing credit evaluations of its customers whenever necessary and generally does not require collateral. Historically, it has not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.


NOTE 3.  RESTRUCTURING OF OPERATIONS AND COST REDUCTION PROGRAMs
----------------------------------------------------------------

Fiscal 2001
-----------
In fiscal 2001 the company reported a net charge of $35.7 million comprised of the items described below:
     In May 2001, the company announced a cost-reduction program that included the elimination of approximately 790 positions worldwide. This action was taken due to continued weakness in the semiconductor industry experienced during the second half of fiscal 2001. As a result, the company recorded a net charge of $33.4 million. The charge included $25.5 million for severance, $4.2 million for other exit related costs and $4.8 million for the write-off of equipment related to activity that was eliminated as part of the cost-reduction program. The charge was partially offset by a credit of $1.1 million of residual restructure reserves for activities that were completed in fiscal 2001. The noncash portion totaled $6.8 million, consisting of the equipment write off and $2.0 million of noncash severance relating to stock options. In connection with this cost reduction program, the company paid severance of $6.7 million to 340 employees during fiscal 2001.
     In August 2000, the company recorded a $2.3 million restructure charge in connection with the consolidation of the wafer manufacturing operations in Greenock, Scotland. This charge represented additional severance costs associated with the termination of certain remaining employees who were originally scheduled to depart the company upon final closure of the 4-inch wafer fabrication facility. During the first quarter of fiscal 2001, the terminating employees earned higher than expected salaries because of unanticipated overtime hours. The actual salaries earned directly impacted the amount of severance these employees had a right to receive at termination. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility on the same site were substantially completed by the end of September 2000. During fiscal 2001 the company paid severance of $4.8 million to 105 of these employees in connection with the Greenock restructuring.
     National also paid $6.2 million for other exit-related costs that were primarily related to restructuring actions originally announced in May 1999. Included in accrued liabilities at May 27, 2001, is $30.3 million related to costs for actions that were not yet completed as of May 27, 2001. Of this amount, $21.0 million represents costs related to the recently announced cost reduction program. The remaining amount represents facility dismantling costs for the closure of the Greenock 4-inch wafer fabrication facility and lease obligations related to other restructuring actions.

Fiscal 2000
-----------
In fiscal 2000 the company reported a $14.7 million credit from restructuring of operations related to the actions described below:
     For all activities related to the company's restructuring actions announced in May 1999 that were substantially completed during fiscal 2000, the company recorded a credit of $9.0 million for severance and other exit-related costs reserves no longer required. The May 1999 actions included the company's decision to exit the Cyrix PC microprocessor business, the elimination of approximately 1,126 positions worldwide and closure of the 8-inch development wafer fabrication facility in Santa Clara, California. In connection with the closure of the Santa Clara wafer fabrication facility, the company also recorded a credit of $2.6 million from the final disposition of related equipment.
     In September 1999, the company completed the sale of the assets of the Cyrix PC microprocessor business to VIA Technologies. The sale included the M II x86 compatible microprocessor and successor products. National retained the integrated Media GX microprocessor, which forms the core of the GeodeTM family of solutions for the information appliance market. Assets sold included inventories, land, buildings and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC microprocessor-related manufacturing assets in Toa Payoh, Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to National for certain employee retention costs incurred solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. The company recorded a gain of $26.8 million on the sale.
     In September 1999, the company also announced it would retain full ownership of its semiconductor manufacturing facility in Greenock and ceased its efforts originally announced in October 1998 to seek an investor to acquire and operate that facility as an independent foundry business. As a result, the company recorded a credit of $3.1 million from the reduction of the restructure reserve related to a penalty that would no longer be incurred. As originally planned the company continued to consolidate its manufacturing lines in Greenock by closing the 4-inch wafer fabrication facility and transferring products and processes to the 6-inch wafer fabrication facility on the same site, as well as to other National facilities. These activities were substantially completed by the end of September 2000.

Fiscal 1999
-----------
In fiscal 1999, the company reported a net restructure charge of $700.9 million related to the actions described below:
     In May 1999, the company announced its decision to exit the Cyrix PC microprocessor business and related support activities in order to sharpen its focus on the emerging information appliance market and on its traditional analog business. Other related actions included the elimination of approximately 1,126 positions worldwide and closure of the 8-inch development wafer fabrication facility in Santa Clara, California. All of these actions were substantially completed during fiscal 2000. In connection with these actions, operating results for fiscal 1999 included a restructure charge of $689.6 million. The decision to exit the Cyrix PC microprocessor business resulted in significant impairment of capital assets in South Portland, Maine; Richardson, Texas; and Toa Payoh, Singapore, which were substantially devoted to supporting the Cyrix PC microprocessor business. Although the company has now decided to retain the wafer fabrication facility in Maine, it had originally planned to seek a third-party to partner with National in owning and operating this facility. As a result, the restructure charge included impairment losses of $494.3 million relating to these assets. The Maine assets were treated as assets to be held and used, since they related to a wafer fabrication facility that could not be removed immediately from operations and was depreciated over the new expected life. The planned exit from the 8-inch development wafer fabrication facility in Santa Clara resulted in an additional $139.6 million impairment loss included in the restructure charge. The other components of the restructure charge included $37.0 million for severance and $18.7 million for other exit-related costs. Of the total charge, noncash charges included the impairment losses and $3.2 million of other exit-related costs.
     In October 1998, the company announced plans to consolidate its wafer manufacturing operations in Greenock and to seek investors to acquire and operate the facility in Greenock as an independent foundry business. The Greenock assets were treated as assets to be held and used since they could not be removed immediately from operations and were depreciated over the new expected life. In connection with the closure of the 4-inch wafer fabrication facility, the company recorded a restructuring charge of $23.0 million in fiscal 1999. The charge included $12.6 million for severance, $3.9 million for costs associated with the dismantling of the 4-inch wafer fabrication facility and approximately $6.5 million for other exit-related costs. Other than $5.5 million of other exit-related costs for noncash items, the charge included primarily cash items.
     The fiscal 1999 restructure charges were partially offset by a credit of $11.7 million related to certain prior restructure actions. The credit included $3.0 million for severance, $4.1 million from the disposition of assets and $4.6 million for other exit costs. The credit was prompted by the completion during fiscal 1999 of actions primarily associated with the closure of the 5-inch and 6-inch wafer fabrication facilities in Santa Clara, California and a worldwide workforce reduction plan. The timing of these actions was consistent with the timetable previously announced in fiscal 1998.


Note 4.  Acquisitions
---------------------
In February 2001, the company acquired innoComm Wireless, a developer of chipsets for wireless networking applications based in San Diego, California. InnoComm's expertise ranges from short-range wireless technologies, such as Bluetooth and HomeRF, to full wireless local area networking based on the IEEE
802.11 standard, which allows interoperability for wireless LANs similar to how ethernet allows interoperability of wired LANs. The acquisition is expected to complement National's existing base of design and product expertise. The acquisition was accounted for using the purchase method with a purchase price of $118.8 million. Of the total purchase price, $74.3 million was paid in cash upon the closing of the transaction. A liability of $44.5 million was recorded, primarily representing two installments to be paid twelve and twenty-four months after the closing date. In connection with the acquisition, the company recorded a $12.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $0.2 million and intangible assets of $106.5 million based on fair values. The intangible assets primarily consist of goodwill, which were to be amortized over a useful life of 7 years. Beginning in fiscal 2002, the company will no longer amortize goodwill due to new provisions under SFAS No. 142, "Goodwill and Other Intangible Assets," which was approved for issuance in July 2001 by the Financial Accounting Standards Board. Under terms of employee retention arrangements, the company also expects to pay a total of approximately $18.3 million to innoComm employees upon the completion of their first and second year service anniversaries. These amounts will be charged ratably to operations over the related service periods.
     In July 2000, the company acquired the business and assets of Vivid Semiconductor, a semiconductor company based in Chandler, Arizona. The addition of Vivid's technologies and analog engineering resources are expected to expand National's strengths in creating silicon solutions for the flat-panel display market. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, the company recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair values. The intangible assets primarily consist of goodwill, which were to be amortized over a useful life of 5 years.
     In December 1999, the company acquired Algorex, a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. These technologies are expected to enhance National's future capability to provide complete chipset solutions for the cellular phone and wireless information appliance markets. The acquisition was accounted for using the purchase method with a purchase price of $21.5 million. In connection with the acquisition, the company recorded a $4.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations. The remainder of the purchase price was allocated primarily to goodwill.
     The amount allocated to the in-process research and development charge in each of these acquisitions was determined through an established valuation technique used in the high technology industry. The research and development charge was expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. The costs of research and development to bring the products to technological feasibility are not expected to have a material impact on future operating results.
     Pro forma results of operations related to these acquisitions have not been presented, since results of their operations were insignificant for fiscal years prior to acquisition.


Note 5.  Consolidated Financial Statement Details
-------------------------------------------------

(In Millions)                                                               2001           2000
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                        $     7.3      $     7.4
Returns and allowances                                                        37.8           51.2
                                                                         -------------- ---------------
Total receivable allowances                                              $    45.1      $    58.6
                                                                         ============== ===============

(In Millions)                                                               2001           2000
                                                                         -------------- ---------------
INVENTORIES
Raw materials                                                            $     8.1      $    16.6
Work in process                                                              113.8          112.0
Finished goods                                                                73.6           64.3
                                                                         -------------- ---------------
Total inventories                                                        $   195.5      $   192.9
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                     $    21.7      $    20.5
Buildings and improvements                                                   520.6          514.3
Machinery and equipment                                                    1,778.1        1,693.8
Construction in progress                                                      98.7           74.5
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,419.1        2,303.1
Less accumulated depreciation and amortization                             1,603.4        1,499.4
                                                                         -------------- ---------------
Property, plant and equipment, net                                       $   815.7      $   803.7
                                                                         ============== ===============

GOODWILL
Goodwill                                                                 $   167.8      $    40.8
Less accumulated amortization                                                 31.6           18.0
                                                                         -------------- ---------------
Goodwill, net                                                            $   136.2      $    22.8
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                             $   123.7      $   182.4
Restructuring of operations                                                   30.2           19.1
Other                                                                        109.0          113.6
                                                                         -------------- ---------------
Total accrued expenses                                                   $   262.9      $   315.1
                                                                         ============== ===============

(In Millions)                                                   2001          2000          1999
                                                                ------------- ------------- --------------
SPECIAL ITEMS - Income (expense)
Restructuring of operations                                      $ (35.7)      $  14.7       $(700.9)
Gain on disposition of Cyrix PC microprocessor business              -            26.8           -
In-process research and development charge                         (16.2)         (4.2)          -
Other                                                                -            18.0           -
                                                                ------------- ------------- --------------
                                                                 $ (51.9)      $  55.3       $(700.9)
                                                                ============= ============= ==============


     For fiscal 2000 special items, a credit of $18.0 million to reduce the excess portion of a contingent liability related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 is included in other. The agreement was connected with the disposition of Fairchild in fiscal 1997.

(In Millions)                                                   2001          2000          1999
                                                                ------------- ------------- --------------
INTEREST INCOME (EXPENSE), NET
Interest income                                                   $  57.3       $  33.2        $ 26.9
Interest expense                                                     (5.3)        (17.9)        (29.1)
                                                                ------------- ------------- --------------
Interest income (expense), net                                    $  52.0       $  15.3        $ (2.2)
                                                                ============= ============= ==============


(In Millions)                                                      2001          2000          1999
                                                                ------------- ------------- --------------

OTHER INCOME, NET
Net intellectual property income                                 $    6.3       $  11.5        $ 11.3
Gain (loss) on investments, net                                      27.3         272.5          (0.1)
Other                                                                 -             1.3          (8.1)
                                                                ------------- ------------- --------------
Total other income, net                                          $   33.6       $ 285.3        $  3.1
                                                                ============= ============= ==============

Note 6.  Debt
-------------
Debt at fiscal year-end consisted of the following:

(In Millions)                                                                2001          2000
                                                                             ------------- ------------
Notes secured by real estate payable at 12.5% - 12.6%                         $   4.6       $   8.8
Notes secured by equipment payable at 7.0% - 8.0%                                21.5          38.6
Convertible subordinated promissory notes                                        10.0          10.0
Other debt                                                                       19.5          22.6
                                                                             ------------- ------------
Total debt                                                                       55.6          80.0
Less current portion of long-term debt                                           29.4          31.4
                                                                             ------------- ------------

Long-term debt                                                                $  26.2       $  48.6
                                                                             ============= ============


     Notes secured by real estate include two notes assumed as part of the repurchase of the equity interest in the company's Arlington, Texas, facility, which was sold and leased back prior to 1990. Interest on these notes is due semi-annually and principal payments vary. One of the notes, which matured in March 2001, was fully repaid. The remaining outstanding note matures in March 2002.
     Notes secured by equipment are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over various original maturity periods ranging from three to five years. Maturities of loans under these agreements range from November 2001 to November 2003. These financing agreements contain certain covenant and default provisions that require the company to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.
     The convertible subordinated promissory notes were issued in connection with a retention arrangement related to the acquisition of ComCore Semiconductor in fiscal 1998. They were issued to each of the founding shareholders of ComCore for a total of $15.0 million. As a result of the termination of one ComCore founding shareholder during fiscal 2000, the company issued 247,104 shares of common stock upon the conversion of one of the promissory notes. The remaining notes for a total of $10.0 million were noninterest-bearing and were due the earlier of either the date of termination of the employee or May 2001. Each note was convertible, in whole or in part, into shares of common stock on the maturity date or within 30 days thereafter, based on an initial conversion price of $16.1875. Subsequent to the end of fiscal 2001, the company issued 617,760 shares of common stock to the two remaining ComCore founding shareholders upon conversion of their promissory notes on May 29, 2001.
     In fiscal 2000, the company recorded a $6.8 million extraordinary loss, net of income taxes of $0.4 million, from the early redemption of its $258.8 million, 6.5 percent convertible subordinated notes due 2002. Pursuant to the terms of the Note Indenture, the notes were redeemed at a price of 102.786 percent of the principal amount. Holders of the notes also received accrued interest through November 11, 1999.

For each of the next five fiscal years and thereafter, debt obligations mature as follows:

                                  Total Debt
       (In Millions)              (Principal Only)
                                  ------------
        2002                         $ 29.4
        2003                           24.1
        2004                            2.1
        2005 and thereafter             -
                                  ------------
         Total                        $ 55.6
                                  ============

     The company's multicurrency agreement provides for multicurrency loans, letters of credit and standby letters of credit. The multicurrency loan agreement, which includes standby letters of credit for a combined $35 million, expires in October 2001. The company anticipates this agreement will be renewed or replaced on or prior to expiration. At May 27, 2001, $21.4 million of the combined total commitments under the multicurrency financing agreement was utilized. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 27, 2001, under the most restrictive covenant, $265.2 million of tangible net worth was unrestricted and available for payment of dividends on the company's common stock.


Note 7.  Income Taxes
---------------------

Worldwide pretax income (loss) from operations and income taxes consist of the following:

(In Millions)                                                          2001          2000          1999
                                                                       ------------- ------------- ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM
U.S.                                                                     $ 231.0       $589.3     $(1,136.2)
Non-U.S.                                                                    76.1         53.2          50.8
                                                                       ------------- ------------ ------------
                                                                         $ 307.1       $642.5     $(1,085.4)
                                                                       ============= ============ =============

INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal                                                             $  20.2       $  -       $  (142.5)
U.S. state and local                                                         0.4          -             -
Non-U.S.                                                                    13.2         27.0          14.2
                                                                       ------------ ------------ -------------

                                                                            33.8         27.0        (128.3)
Deferred:
U.S. federal and state                                                      22.3          -            57.2
Non-U.S.                                                                     5.3        (12.1)         (4.4)
                                                                       ------------ ------------ -------------
                                                                            27.6        (12.1)         52.8

                                                                       ------------ ------------ -------------

  Income tax expense (benefit)                                           $  61.4       $ 14.9     $   (75.5)
                                                                       ============ ============ =============





     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at May 27, 2001 and May 28, 2000 are presented below:

(In Millions)                                                                           2001           2000
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Reserves and accruals                                                                   $170.9         $269.1
Non-U.S. loss carryovers and other allowance                                              24.9           36.6
Federal and state credit carryovers                                                      249.2          251.0
Other                                                                                     10.6           59.4
                                                                                    -------------- --------------
Total gross deferred assets                                                              455.6          616.1
   Valuation allowance                                                                  (342.9)        (451.2)
                                                                                    -------------- --------------
Net deferred assets                                                                      112.7          164.9
                                                                                    -------------- --------------
DEFERRED TAX LIABILITIES
Other liabilities                                                                        (10.3)         (34.9)
                                                                                    -------------- --------------
Total gross deferred liabilities                                                         (10.3)         (34.9)
                                                                                    -------------- --------------
Net deferred tax assets                                                                 $102.4         $130.0
                                                                                    ============== ==============

     The company records a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized mainly due to the expiration of net operating losses and tax credit carryovers. The valuation allowance for deferred tax assets as of May 27, 2001 includes $100.2 million attributable to stock option deductions. The benefit of the deductions will be credited to equity when realized.
     The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, management believes it is more likely than not that the company will realize the benefits of these deductible differences, net of valuation allowances as of May 27, 2001.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                      2001            2000           1999
                                                                  --------------- -------------- --------------

U.S. federal statutory tax rate                                        35.0%           35.0%         (35.0)%
Non-U.S. losses and tax differential
   related to non-U.S. income                                          (4.4)           (1.0)          (0.6)
U.S. state and local taxes net of federal benefits                      0.1             -              -
Utilization of  net operating loss carryovers and tax credits          (6.5)          (19.3)           -
Changes in valuation allowances                                        (7.8)          (12.7)          32.4
Change in estimate for tax contingencies                                -               -             (6.8)
Other                                                                   3.6             0.3            3.0
                                                                  --------------- -------------- --------------

Effective tax rate                                                     20.0%            2.3%          (7.0)%
                                                                  =============== ============== ==============

     U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in such companies. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $478.9 million at May 27, 2001, because the company intends to reinvest these earnings indefinitely in operations outside the United States. If such earnings were distributed, additional U.S. taxes of approximately $132.8 million would accrue after utilization of U.S. tax credits.
     At May 27, 2001, the company had U.S. and state credit carryovers of approximately $155.4 million and $93.9 million, respectively, for tax return purposes, which primarily expire from 2002 through 2021. The company also had capital and investment allowance carryovers of approximately $83.2 million from certain non-U.S. jurisdictions.
     National and the IRS have settled all issues and finalized the Federal income tax computations related to the IRS's examination of tax returns for fiscal years 1986 through 1996. Taking into consideration net operating loss and credit carryovers, the tax deficiency was approximately $3.4 million. The interest associated with the final deficiency amount has not been finalized. The IRS has begun examination of the company's tax returns for fiscal 1997 through 2000. The company believes that adequate tax payments have been made or accrued for all years.


Note 8.  Shareholders' Equity
-----------------------------
Each outstanding share of common stock carries with it a stock purchase right. The rights were issued pursuant to a dividend distribution that was initially declared on August 5, 1988. If and when the rights become exercisable, each right entitles the registered holder to purchase one one-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one-thousandth share, subject to adjustment. The rights are attached to all outstanding shares of common stock and no separate rights certificates have been distributed.
     If any individual or group acquires 20 percent or more of common stock, or announces a tender or exchange offer which, if completed, would result in that person or group owning at least 20 percent of the company's common stock, the rights become exercisable and will detach from the common stock. If the person or group actually acquires 20 percent or more of the common stock (except in certain cash tender offers for all of the common stock), each right will entitle the holder to purchase, at the right's then-current exercise price, the common stock in an amount having a market value equal to twice the exercise price. Similarly, if, after the rights become exercisable, the company merges or consolidates with or sells 50 percent or more of its assets or earning power to another person or entity, each right will then entitle the holder to purchase, at the right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. The company may redeem the rights at $0.01 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. Unless they are redeemed earlier, the rights will expire on August 8, 2006.
     During fiscal 1998, the company reserved for issuance 926,640 shares of common stock that are issuable upon conversion of convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore Semiconductor. During fiscal 2000, 247,104 shares were issued to one of these individuals (See Note 6), leaving a balance in the reserve of 679,536 shares. Subsequent to the end of fiscal 2001, 617,760 shares were issued to the remaining two individuals as final payment on the notes. The reserve for the remaining 61,776 shares will be cancelled.
     In connection with the company's merger with Cyrix, 16.4 million shares of common stock were issued to the holders of Cyrix common stock. In addition, up to 2.7 million shares of common stock were reserved for issuance in the future upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of common stock were reserved for issuance in the future upon conversion of Cyrix 5.5 percent convertible subordinated notes due June 1, 2001. National repurchased substantially all of the outstanding convertible subordinated notes in fiscal 1998 and at May 27, 2001 conversion of the remaining outstanding subordinated notes would only have required issuance of up to 892 shares of common stock. Subsequent to the end of fiscal 2001, the notes were repaid and this reserve will be cancelled.
     National has paid no cash dividends on its common stock and intends to continue its practice of reinvesting all earnings.

Note 9.  Stock-Based Compensation Plans
---------------------------------------

Stock Option and Purchase Plans
-------------------------------
National has three stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977, authorizes the grant of up to 39,354,929 nonqualified or incentive stock options to officers and key employees. Another plan authorizes the grant of up to 70,000,000 nonqualified stock options to employees who are not executive officers of the company. There is also an executive officer stock option plan, which authorizes the grant of 6,000,000 nonqualified options only to the company's executive officers. The terms of these plans generally provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after a six-month period, but most vest ratably over a four-year period.
     In connection with National's merger with Cyrix in fiscal 1998, National assumed Cyrix's outstanding obligations under its 1988 incentive stock plan. Each option under the Cyrix plan converted into the right or option to purchase
0.825 share of National common stock. The purchase price was also adjusted accordingly. Options under the Cyrix 1988 incentive stock plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Cyrix 1988 incentive stock plan.
     In connection with the acquisitions of ComCore Semiconductor in fiscal 1998 and Mediamatics in fiscal 1997, National assumed ComCore's and Mediamatics' outstanding obligations under their respective stock option plans and stock option agreements for their employees and consultants. ComCore and Mediamatics optionees received an option for equivalent shares of National common stock based on an exchange rate determined under the applicable acquisition agreements. The options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under either of these stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and National recorded related unearned compensation in the amount of $9.2 million. Amortization of this unearned compensation, which was recorded ratably over the vesting period of these options, was fully expensed by February 2001. This compensation expense was $1.2 million, $2.8 million and $2.3 million in fiscal 2001, 2000 and 1999, respectively.

The following table summarizes information about options outstanding under these plans at May 27, 2001:

                                                               Outstanding Options
                               ------------------------------------------------------------------------------------------
                                                                             Weighted- Average
                                                                             Remaining
                               Range of  Exercise    Number of Shares       Contractual Life       Weighted- Average
                               Prices                (In Thousands)          (In Years)             Exercise Price
                               --------------------- ---------------------- ---------------------- ----------------------

ComCore option plan                 $0.50-$0.77             18.4                       6.4                $0.66
Mediamatics option plan             $1.59-$2.85             39.7                       4.6                $2.60

     National has a director stock option plan that was first approved in fiscal 1998 which authorizes the grant of up to 1,000,000 shares of common stock to the company's eligible non-employee directors. Options were granted automatically upon approval of the plan by stockholders and are granted automatically to eligible directors upon their appointment to the Board and subsequent election to the Board by the stockholders. Director stock options vest in full after six months. Options to purchase 215,000 shares of common stock with a weighted-average exercise price of $33.17 and weighted-average remaining contractual life of 7.7 years were outstanding as of May 27, 2001.
     Upon his retirement in May 1995, the former chairman of the company was granted an option to purchase 300,000 shares of common stock at $27.875 per share. The option was granted outside the company's stock option plans at the market price on the date of grant, expires ten years and one day after grant and became exercisable ratably over a four-year period. As of May 27, 2001, options to purchase 140,000 shares of common stock were outstanding under this option grant.
     Changes in options outstanding under the option plans during fiscal 2001, 2000 and 1999 or otherwise (but excluding the ComCore, Mediamatics and director options), were as follows:

                                                                               Weighted Average
(In Million)                                    Number of Shares                Exercise Price
                                          ------------------------------ ------------------------------

Outstanding May 31, 1998                                22.0                          $23.28
    Granted                                             26.2                          $13.17
    Exercised                                           (0.4)                         $14.65
    Cancelled                                          (12.1)                         $26.52
                                          ------------------------------ ------------------------------
Outstanding May 30, 1999                                35.7                          $14.91
    Granted                                              9.4                          $56.96
    Exercised                                           (6.7)                         $15.92
    Cancelled                                           (5.2)                         $14.81
                                          ------------------------------ ------------------------------
Outstanding at May 28, 2000                             33.2                          $26.56
    Granted                                             11.5                          $27.15
    Exercised                                           (3.0)                         $13.29
    Cancelled                                           (3.0)                         $31.69
                                          ------------------------------ ------------------------------
Outstanding May 27, 2001                                38.7                          $27.35
                                          ============================== ==============================

Expiration dates for options outstanding at May 27, 2001 range from September 16, 2001 to May 21, 2011.

     The following tables summarize information about options outstanding under these plans (excluding the ComCore, Mediamatics and director options) at May 27, 2001:

                                                          Outstanding Options
                              -------------------------------------------------------------------------
                                Weighted-Average
                              Remaining Contractual
                                 Number of Shares               Life               Weighted-Average
Range of Exercise Prices           (In Millions)             (In Years)             Exercise Price
                              ------------------------ ------------------------ -----------------------
$4.63-$12.75                            5.2                      7.6                    $12.34
$12.88-$13.00                           5.0                      7.2                    $13.00
$13.06-$15.50                           6.0                      6.5                    $14.40
$15.75-$24.13                           4.0                      3.9                    $21.56
$24.38-$25.95                           7.6                      9.9                    $25.94
$26.00-$59.75                           3.8                      7.4                    $35.28
$59.88-$83.50                           7.1                      8.9                    $60.19
                              ------------------------ ------------------------ -----------------------
Total                                  38.7                      7.6                    $27.35
                              ======================== ======================== =======================

                                             Options Exercisable
                                -----------------------------------------------
                                Number of Shares (In      Weighted-Average
Range of Exercise Prices              Millions)            Exercise Price
                                ---------------------- ------------------------
$4.63-$12.75                              2.5                  $12.19
$12.88-$13.00                             2.1                  $13.00
$13.06-$15.50                             3.4                  $14.74
$15.75-$24.13                             1.5                  $18.24
$26.00-$59.75                             1.7                  $31.49
$59.88-$83.50                             1.7                  $60.03
                                ---------------------- ------------------------
Total                                    12.9                  $22.73
                                ====================== ========================


     National has an employee stock purchase plan that authorizes the issuance of up to 24,950,000 shares of common stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning or the end of a quarterly period. National also has an employee stock purchase plan available to employees at international locations, which authorizes the issuance of up to 5.0 million shares of common stock in quarterly offerings to eligible employees at a price equal to 85 percent of the lower of its fair market value at the beginning or the end of a quarterly period. Both purchase plans use a captive broker and the company deposits shares purchased by the employee with the captive broker. In addition, for the international purchase plan, the participant's local operation is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase.
     Under the terms of the stock purchase plan and the global stock purchase plan, the company issued 1.1 million shares in fiscal 2001, 1.3 million shares in fiscal 2000 and 2.7 million shares in fiscal 1999 to employees for $27.3 million, $26.3 million and $24.1 million, respectively.
     Under all stock option plans, 3.2 million shares of common stock were issued during fiscal 2001. As of May 27, 2001, 97.1 million shares were reserved for issuance under all stock purchase and option plans and other options granted by the company, including shares available for future option grants.
     On June 29, 1998, the stock option and compensation committee of the board of directors approved an option reissuance grant for employees. The company's president and chief executive officer and executive staff members were excluded from this reissuance grant. Each employee was able to exchange options outstanding as of June 29, 1998, which had been previously granted in plans that permit reissuance grants, for new options to purchase the same number of shares of common stock at $13.875 per share. Vesting requirements on the reissuance grants restarted as of June 29, 1998. The options vest over a four-year period with one-fourth of the shares vesting on June 29, 1999, and the remaining shares vesting ratably over the next three years. The reissuance grant was made as a result of the significant decrease in the market price of common stock in the fourth quarter of fiscal 1998 and was intended to ensure that previously granted options provide a meaningful incentive to employees. Options to purchase approximately 8.4 million shares were cancelled in the reissuance grant.
     On October 24, 2000, the stock option and compensation committee of the board of directors approved a special option grant to all employees, excluding the president and chief executive officer and executive staff members. This special grant was made because of the significant decline in the company's market price during the first half of fiscal 2001. Shares under the option grant vest 100 percent one year from the date of grant and expire 15 months from the date of grant. Options to purchase a total 1.9 million shares of common stock at $24.125 per share were granted in the special option grant.

Other Stock Plans
-----------------
National has a director stock plan that authorizes the issuance of up to 200,000 shares of common stock to eligible non-employee directors of the company. The common stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. As of May 27, 2001, 75,132 shares had been issued under the director stock plan and 124,868 shares were reserved for future issuances.
     The company has a restricted stock plan, which authorizes the issuance of up to 2.0 million shares of common stock to non-officer employees of the company. The plan has been made available to a limited group of employees with technical expertise considered important to the company. During fiscal 2001, 2000 and 1999, 240,000, 166,500 and 272,000 shares, respectively, were issued under the restricted stock plan. Restrictions expire over time, ranging from two to six years after issuance. Based upon the market value on the dates of issuance, the company recorded $7.5 million, $8.3 million and $3.5 million of unearned compensation during fiscal 2001, 2000 and 1999, respectively. This unearned compensation is included as a separate component of shareholders' equity and is amortized to operations ratably over the applicable restriction periods. As of May 27, 2001, 1,144,750 shares were reserved for future issuances.
     In May 1996, the company issued 200,000 shares of restricted stock to Brian
L. Halla, then newly hired president and chief executive officer. These shares were not issued under the restricted stock plan and had restrictions that expired annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity and were amortized to operations over the vesting period.
     Compensation expense for fiscal 2001, 2000 and 1999 related to all shares of restricted stock was $3.0 million, $2.0 million and $4.5 million, respectively. At May 27, 2001, the weighted-average grant date fair value for all outstanding shares of restricted stock was $28.81.
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if National had accounted for its stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2001, 2000 and 1999 was $15.88, $36.36 and $6.95 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $9.73, $7.38 and $5.10 for fiscal 2001, 2000 and 1999. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model, assuming no expected dividends and the following weighted-average assumptions for fiscal 2001, 2000 and 1999:

                                               2001               2000              1999
                                         ------------------ ----------------- ------------------
Stock Option Plans
     Expected life (in years)                    5.7                5.8               4.6
     Expected volatility                        73%                64%               57%
     Risk-free interest rate                     5.0%               6.6%              5.7%

Stock Purchase Plans
     Expected life (in years)                    0.3                0.3               0.3
     Expected volatility                        95%               100%               78%
     Risk-free interest rate                     3.7%               5.8%              4.6%

     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The pro forma information follows:

 (In Millions,  Except Per Share Amounts)                       2001           2000            1999
                                                           -------------- -------------- ----------------
Net income (loss) - as reported                                 $245.7         $620.8      $(1,009.9)
Net income (loss) - pro forma                                   $132.9         $550.3      $(1,069.1)
Basic earnings (loss) per share - as reported                     $1.40          $3.58         $(6.04)
Basic earnings (loss) per share - pro forma                       $0.76          $3.17         $(6.40)
Diluted earnings (loss) per share - as reported                   $1.30          $3.24         $(6.04)
Diluted earnings (loss) per share - pro forma                     $0.71          $2.87         $(6.40)

Note 10. Retirement and Pension Plans
-------------------------------------
National's retirement and savings program for U.S. employees consists of three plans, as follows:
     The profit sharing plan requires contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5% of payroll) or 1 percent of payroll (as defined by the plan). Contributions are made 25 percent in common stock and 75 percent in cash. Total shares contributed under the profit sharing plan during fiscal 2001, 2000 and 1999 were 104,151 shares, 34,025 shares and 95,126 shares, respectively. As of May 27, 2001, 1.23 million shares of common stock were reserved for future contributions.
     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. Contributions are invested in one or more of thirteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock. Although 5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and the company has not issued any stock directly to the stock fund.
     The benefit restoration plan allows certain highly compensated employees to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The benefit restoration plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their benefit restoration plan accounts in the same investment funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan).
    Certain non-U.S. subsidiaries have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices.

The annual expense for all plans was as follows:

(In Millions)                                                    2001         2000         1999
                                                             ------------- ------------ ------------
Profit sharing plan                                             $ 19.9       $ 15.5      $   3.7
Salary deferral 401(k) plan                                     $ 10.6       $ 10.8      $   9.1
Non-U.S. pension and retirement plans                           $  7.8       $ 10.7      $  11.2

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

Net annual periodic pension cost of the plans is presented in the following table:

(In Millions)                                                 2001              2000              1999
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year               $ 4.1             $ 5.5             $ 6.9
Plan participant's contribution                                (0.7)             (1.3)             (1.4)
Interest cost on projected benefit obligation                   7.0               6.5               5.5
Expected return on plan assets                                 (5.6)             (5.2)              -
Net amortization and deferral                                   0.2               0.9              (4.2)
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                     $ 5.0             $ 6.4             $ 6.8
                                                        ================= ================= =================

     Benefit obligation and asset data of the plans at fiscal year-end and details of their changes during the year are presented in the following tables:

(In Millions)                                                 2001              2000
                                                        ----------------- -----------------
BENEFIT OBILGATION
   Beginning balance                                        $120.0            $102.2
      Service cost                                             4.1               5.5
      Interest cost                                            7.0               6.5
      Benefits paid                                           (2.6)             (4.4)
      Actuarial loss                                           6.6              11.4
      Exchange rate adjustment                               (12.2)             (1.2)
                                                        ----------------- -----------------
      Ending balance                                        $122.9            $120.0
                                                        ================= =================



(In Millions)                                               2001              2000
                                                        ----------------- -----------------
PLAN ASSETS AT FAIR VALUE
   Beginning balance                                         $82.3            $ 59.9
      Actual return on plan assets                            (7.9)             10.4
      Company contributions                                   12.2              14.3
      Plan participants contributions                          0.7               1.3
      Benefits paid                                           (2.5)             (4.3)
      Exchange rate adjustment                                (9.1)              0.7
                                                        ----------------- -----------------
   Ending balance                                            $75.7            $ 82.3
                                                        ================= =================

RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of plan
      assets                                                $ 47.2             $37.7
      Unrecognized net loss                                  (47.1)            (31.3)
      Unrecognized net transition obligation                   2.1               3.2
      Adjustment to recognize minimum liability               47.2              31.2
                                                        ----------------- -----------------
   Accrued pension cost                                     $ 49.4             $40.8
                                                        ================= =================

The projected benefit obligations and net periodic pension cost were determined using the following assumptions:

                                                              2001              2000              1999
                                                        ----------------- ----------------- -----------------

Discount rate                                               3.0%-6.5%        3.0%-6.5%          3.0%-7.0%
Rate of increase in compensation levels                     3.0%-4.3%        3.0%-4.5%          3.0%-4.5%
Expected long-term return on assets                         4.0%-7.5%        4.0%-8.0%          4.0%-9.0%

     For fiscal 2001 and 2000, the company recorded adjustments for minimum liability of $16.0 million and $6.2 million, respectively. This was related to one of its defined benefit plans representing an excess of unfunded accumulated benefit obligations over previously recorded pension cost liabilities. The increase in unfunded accumulated benefit obligations was primarily attributable to a reduction in the assumed discount rate. This was combined with the effect of fixed rate increases in benefits under the terms of the plan in excess of current inflation rates. The corresponding offset was recorded as a component of accumulated other comprehensive loss.

Note 11.  Commitments and Contingencies
---------------------------------------

Commitments
-----------
The company leases certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $26.3 million, $28.1 million and $34.9 million in fiscal 2001, 2000 and 1999, respectively.

Future minimum commitments under noncancellable operating leases are as follows:

                                                               (In Millions)
                                                      ------------------------------
                     2002                                           $20.5
                     2003                                            13.6
                     2004                                            11.8
                     2005                                             9.9
                     2006                                             6.5
                     Thereafter                                       8.8
                                                      ------------------------------
                     Total                                          $71.1
                                                      ==============================


     In connection with the Fairchild transaction in fiscal 1997, Fairchild and the company entered into a manufacturing agreement where National committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction, based on specified wafer prices, which the company believes approximate market prices. The agreement expired in June 2000. During fiscal 2000 and 1999, the company's total purchases under the agreement were $87.5 million and $84.4 million, respectively. In June 2000, the company and Fairchild extended the manufacturing arrangement under a one-year agreement providing similar terms. As a result, total purchases from Fairchild in fiscal 2001 were $55.4 million, most of which related to the one-year agreement. Prior to the end of fiscal 2001, National and Fairchild entered into a two-year extension agreement under similar terms where National has committed to purchase a minimum of $30 million and $20 million of product from Fairchild in fiscal 2002 and 2003, respectively.
     In June 2000, the company entered into a ten-year licensing agreement with Taiwan Semiconductor Manufacturing Company to gain access to a variety of TSMC's advanced sub-micron processes for use in the wafer fabrication facility in Maine as desired, if and when those processes are developed by TSMC. Prior to this agreement, National was only utilizing its own process technology in Maine. This arrangement will enable National to ultimately gain access down to TSMC's 0.10-micron process technology. Total license fees of $187.0 million are to be paid quarterly through April 2006. During fiscal 2001, the company paid license fees of $35.0 million. In connection with the agreement, National is also required to pay a royalty of 5 percent on wafers it manufactures utilizing the TSMC process technology that are in excess of a pre-determined minimum level in any calendar quarter. No royalties have been paid during fiscal 2001 under this agreement.

Contingencies -- Legal Proceedings
----------------------------------
In April 1988, National received a notice from the district director of U.S. Customs in San Francisco alleging that the company had underpaid duties of approximately $19.5 million for the period from June 1, 1979 to March 1, 1985 on merchandise imported from the company's non-U.S. subsidiaries. The company has been contesting the notice in various proceedings since then. The amount of the alleged underpayment was reduced to approximately $3.6 million by the Assistant Commissioner of Customs in March 1998. The underpayment could be subject to penalties computed as a multiple of the underpayment. Although the company may consider an administrative settlement of the matter, and settlement negotiations are ongoing, it intends to continue to contest the assessment through all available means if a favorable settlement cannot be achieved.
     In July 1988, the Customs Service liquidated various duty drawback claims previously filed by the company and demanded repayment of the accelerated drawback previously paid to the company plus accrued interest. In March 1996, the Customs Service approved in part and denied in part administrative protests filed by the company contesting the denied drawback claims. In order to obtain judicial review, the company paid the denied drawback and associated interest totaling $5.2 million and filed summonses in the Court of International Trade seeking a refund. During fiscal 2001, National settled the matter with the Customs Service, receiving refunds of $1.7 million, and the matter is now concluded.
     The company has been named to the National Priorities List for its Santa Clara, California, site and has completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. The company has agreed in principle with the RWQCB to a site remediation plan. National was sued by AMD, which sought recovery of cleanup costs AMD has incurred in the Santa Clara area under the RWQCB orders for contamination that AMD alleged were originally caused by the company. A settlement that has not been completely finalized has been agreed to in principle with AMD.
     In addition to the Santa Clara site, the company has been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which the company may have had direct or indirect involvement. These designations are made regardless of the extent of the company's involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was sought from National. National accrues costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2001, 2000 and 1999.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, National retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from National's conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, National also agreed to retain liability for current remediation projects and environmental matters arising from National's prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. National prepaid to Fairchild the estimated costs of the remediation and cleanup and remains responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
     The company's tax returns for certain years are under examination in the U.S. by the IRS (See Note 7).
     In January 1999, a class action suit was filed against the company by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. At the present time, most of the claims against National have been dismissed, but the case will go forward against certain of National's chemical suppliers, which will require National's continued involvement in the case. Discovery in the case is proceeding.
     In November, 2000, a derivative action was brought against National and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of approximately $14.1 million. National believes it has substantial meritorious defenses to the lawsuit and intends to contest it vigorously.
     In addition to the foregoing, National is a party to other suits and claims that arise in the normal course of business.
     Based on current information, National does not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to the company's financial position or results of operations.

Note 12.  Segment and Geographic Information
--------------------------------------------
National designs, develops, manufactures and markets a wide array of semiconductor products for applications in a variety of markets. It is organized by various product line business units. For segment reporting purposes, each of the company's product line business units represents an operating segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and the company's chief executive officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into segments. Under the criteria in SFAS No. 131, only the Analog segment and the Information Appliance segment are considered reportable segments. All other segments are included in the caption "All Others." Prior to fiscal 2000, the former Cyrix business unit was also considered a separate reportable operating segment.
     The Analog segment includes a wide range of building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted towards leading-edge monitor applications such as ultra-thin flat panel displays. The Analog segment's wireless circuits perform the radio, baseband controller, power management and other related functions primarily for handsets and base stations in the cellular and cordless telephone markets. The segment is heavily focused on using its analog expertise as the initial point to integrate systems on a chip aimed at the cellular, personal systems and information appliance markets. Current offerings include a complete GSM chipset solution, audio subsystems and flat panel display column drivers, integrated receivers and timing controllers.
     The Information Appliance segment contains all business units focused on providing component and system solutions to the emerging information appliance market, which the company is strategically focusing on to provide next-generation solutions. These products include application-specific integrated microprocessors based on National's GeodeTM technology, MPEG software and hardware products and diverse advanced input/output controllers. The Information Appliance segment is focused on three key market segments that include interactive TV set-top boxes (equipped with digital video), enterprise thin clients (computers that have minimal memory and access software from a centralized server network) and personal information access devices, such as WebPADTM.
     The  former  Cyrix  business  unit  primarily  offered a line of Cyrix M II microprocessors, which were stand-alone central processing units that were targeted toward the sub-$1,000 PC market. In this market, which is currently dominated by two major competitors, the company experienced highly competitive pricing trends and constant pressure to rapidly release new microprocessors with higher operating speeds. As a result, the company decided to exit the Cyrix PC microprocessor business in May 1999 and completed the sale of the assets of this business to VIA Technologies in September 1999 (See Note 3).
     Aside from these operating segments, the company's corporate structure also includes centralized Worldwide Marketing and Sales, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.
     With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. The company allocates certain expenses associated with centralized manufacturing, selling, marketing and general administration to reporting segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. A portion of interest income and interest expense is indirectly allocated to operating segments.
     The following table presents specified amounts included in the measure of segment results or the determination of segment assets:


                                                 Information     Cyrix
(In Millions)                        Analog      Appliance       Business    All Others    Eliminations    Total
                                     Segment     Segment         Unit                                      Consolidated
                                     ----------- --------------- ----------- ------------- --------------- ---------------
2001
Sales to unaffiliated customers       $1,516.8    $  227.0       $      -     $  368.8      $    -             $2,112.6
Inter-segment sales                        -           0.1              -          -            (0.1)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,516.8    $  227.1       $      -     $  368.8      $   (0.1)          $2,112.6
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before
income taxes                          $  364.1    $ (106.5)      $      -     $   49.5                         $  307.1
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization         $   24.9    $    9.7       $      -     $  208.7                         $  243.3
Interest income                       $      -    $      -       $      -     $  (57.3)                        $  (57.3)
Interest expense                      $      -    $      -       $      -     $    5.3                         $    5.3

Segment assets                        $  145.7    $   28.1       $      -     $2,188.5                         $2,362.3

2000
Sales to unaffiliated customers       $1,514.1    $  239.1       $    18.6    $  368.1       $    -            $2,139.9
Inter-segment sales                        -           0.3              -           -           (0.3)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,514.1    $  239.4       $    18.6    $  368.1       $  (0.3)          $2,139.9
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before
income taxes and extraordinary item
                                      $  454.1    $  (99.8)       $  (22.6)   $  310.8                         $  642.5
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization         $   13.8    $   13.9        $    3.3    $  232.8                         $  263.8
Interest income                       $      -    $      -        $     -     $   33.2                         $   33.2
Interest expense                      $      -    $      -        $     -     $   17.9                         $   17.9

Segment assets                        $  133.0    $   30.8        $     -     $2,218.4                         $2,382.2


                                                 Information     Cyrix
(In Millions)                        Analog      Appliance       Business    All Others    Eliminations    Total
                                     Segment     Segment         Unit                                      Consolidated
                                     ----------- --------------- ----------- ------------- --------------- ---------------

1999
Sales to unaffiliated customers       $1,164.1    $  203.4        $  179.2    $  410.1       $     -          $ 1,956.8
Inter-segment sales                          -         0.5               -           -          (0.5)                 -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                             $1,164.1    $  203.9        $  179.2    $  410.1       $  (0.5)         $ 1,956.8
                                     =========== =============== =========== ============= =============== ===============
Segment    income   (loss)   before
income taxes                          $   35.9    $ (190.7)       $ (161.9)   $ (768.7)                       $(1,085.4)
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization         $   13.8    $   19.0        $   11.2    $  361.6                        $   405.6
Interest income                       $      -    $      -        $      -    $   26.9                        $    26.9
Interest expense                      $      -    $      -        $      -    $   29.1                        $    29.1

Segment assets                        $   98.4    $   16.1        $   10.9    $1,918.9                        $ 2,044.3


     Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in each segment's product standard cost.
     Segment profit or loss for fiscal 1999 of each reportable segment included allocations of expenses associated with the shared manufacturing facility in Maine, expenses associated with activity of the development wafer fabrication facility in Santa Clara and expenses incurred at corporate headquarters. The outcome of the actions announced in May 1999 significantly reduced allocations of these expenses to operating segments for fiscal 2001 and 2000.
     The company operates in three main geographic areas that include the Americas, Europe and the Asia Pacific region including Japan. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of National's products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.
     National is not dependent upon any single customer, the loss of which would have a material effect on the company. In addition, no one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2001, 2000 and 1999.


The following tables provides geographic sales and asset information by major countries within the main geographic areas (Japan is included with the rest of the world):



(In Millions)
                                        United       United       Hong Kong    Singapore        Rest of    Eliminations   Total
                                        States       Kingdom                                     World                  Consolidated
                                        ------------ ------------ ------------ ------------ ------------ -------------- ------------
2001
Sales to unaffiliated customers           $  702.3    $   313.5    $   445.8    $   221.5      $   429.5                    $2,112.6
Transfers between geographic areas           470.2        181.1          0.7        747.4            1.0     $(1,400.4)           -
                                        ------------ ------------ ------------ ------------ ------------ --------------  -----------

Net sales                                 $1,172.5    $   494.6    $   446.5    $   968.9      $   430.5     $(1,400.4)     $2,112.6
                                        ============ ============ ============ ============ ============ ==============  ===========
Total assets                              $1,625.8    $    75.9    $    35.7    $   286.0      $   338.9                    $2,362.3
                                        ============ ============ ============ ============ ============ ==============  ===========

2000
Sales to unaffiliated customers           $  761.7    $   348.8    $   439.1    $   214.6      $   375.7                    $2,139.9
Transfers between geographic areas           544.2        192.1          0.1        875.8            0.7     $(1,612.9)           -
                                        ------------ ------------ ------------ ------------ ------------ --------------   ----------

Net sales                                 $1,305.9    $   540.9    $   439.2    $ 1,090.4      $   376.4     $(1,612.9)     $2,139.9
                                        ============ ============ ============ ============ ============ ==============   ==========

Total assets                              $1,557.7    $   111.2    $    52.9    $   297.7      $   362.7                    $2,382.2
                                        ============ ============ ============ ============ ============ ==============   ==========


1999
Sales to unaffiliated customers           $  738.3    $   325.5    $   386.4    $   218.0      $   288.6                    $1,956.8
Transfers between geographic areas           555.8        162.4          2.2        883.1            2.1     $(1,605.6)           -
                                        ------------ ------------ ------------ ------------ ----------   --------------   ----------
Net sales                                 $1,294.1    $   487.9    $   388.6    $ 1,101.1      $   290.7     $(1,605.6)     $1,956.8
                                        ============ ============ ============ ============ ============ ==============   ==========

Total assets                              $1,181.5    $   104.3    $    40.6    $   372.2      $   345.7                    $2,044.3
                                        ============ ============ ============ ============ ============ ==============   ==========





Note 13. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities
------------------------

(In Millions)                                                          2001            2000           1999
                                                                    --------------- -------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION Cash paid (refunded) for:
  Interest expense                                                     $   5.6          $ 21.5        $  26.1
  Interest payment on tax settlements                                  $    -           $   -         $   2.8
  Income taxes (refund)                                                $  38.1          $ 18.1        $ (17.0)


(In Millions)                                                           2001            2000           1999
                                                                    --------------- -------------- --------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                           $   4.1         $   0.9        $    0.3
Issuance of stock for director stock plan                              $   0.3         $   0.4        $     -
Change in unrealized gain on available-for-sale securities             $  11.3         $  18.6        $   22.2
Unearned compensation relating to restricted stock issuance            $   7.5         $   8.3        $    3.5
Issuance of common stock upon conversion of convertible
 subordinated promissory notes                                         $    -          $   7.1        $     -
Restricted stock cancellation                                          $   2.8         $   6.0        $    2.0
Minimum pension liability                                              $  16.0         $   6.2        $   12.5





Note 14.  Financial Information by Quarter (Unaudited)
------------------------------------------------------

The following table presents the quarterly information for fiscal 2001 and 2000:

                                                    Fourth         Third           Second          First
(In Millions, Except Per Share Amounts)             Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------

2001
Net sales                                              $ 401.2        $ 475.6         $ 595.0         $ 640.8
Gross margin                                           $ 164.4        $ 233.0         $ 300.7         $ 339.4
Net income (loss)                                      $ (44.4)       $  39.2         $ 106.7         $ 144.2
--------------------------------------------------- -------------- --------------- --------------- ---------------

Basic earnings (loss) per share:
   Net income (loss)                                   $  (0.26)      $   0.23        $   0.60        $   0.81
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common shares outstanding
  used in basic earnings per share                       173.6          174.0           178.1           178.1
--------------------------------------------------- -------------- --------------- --------------- ---------------

Diluted earnings (loss) per share:
   Net income (loss)                                   $  (0.26)      $   0.21        $   0.56        $   0.74
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common and potential
  common shares outstanding used in diluted
  earnings per share                                     173.6          183.0           191.9           195.8
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                              $  30.97       $  29.41        $  47.94        $  73.88
Common stock price - low                               $  19.71       $  17.13        $  19.69        $  31.25
--------------------------------------------------- -------------- --------------- --------------- ---------------

2000
Net sales                                              $ 595.3        $ 548.9         $ 513.9         $ 481.8
Gross margin                                           $ 303.8        $ 263.7         $ 232.4         $ 185.1
Income before extraordinary item                       $ 153.9        $ 327.8         $  98.8         $  47.1
Net income                                             $ 153.9        $ 327.8         $  92.0         $  47.1
--------------------------------------------------- -------------- --------------- --------------- ---------------

Basic earnings per share:
   Income before extraordinary item                    $   0.87       $   1.88        $   0.57        $   0.28
   Net income                                          $   0.87       $   1.88        $   0.53        $   0.28
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common shares outstanding
  used in basic earnings per share                       177.1          174.7           172.2           170.3
--------------------------------------------------- -------------- --------------- --------------- ---------------

Diluted earnings per share:
   Income before extraordinary item                    $   0.78       $   1.68        $   0.52        $   0.25
   Net income                                          $   0.78       $   1.68        $   0.49        $   0.25
--------------------------------------------------- -------------- --------------- --------------- ---------------

Weighted-average common and potential
  common shares outstanding used in diluted
  earnings per share                                     197.0          194.8           189.5           185.4
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                              $  85.94       $  74.00        $  42.69        $  31.13
Common stock price - low                               $  43.75       $  40.56        $  23.50        $  17.69
--------------------------------------------------- -------------- --------------- --------------- ---------------

     The company's common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 27, 2001, there were approximately 8,460 holders of common stock.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

     We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 27, 2001 and May 28, 2000, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity and cash flows for each of the years in the three-year period ended May 27, 2001. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 27, 2001 and May 28, 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended May 27, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                    KPMG LLP




Mountain View, California
June 6, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

The information concerning directors and executive officers appearing under the caption "Election of Directors" (including subcaptions thereof) and "Section 16(a) Beneficial Ownership Reporting Compliance" in National's Proxy Statement for the 2001 annual meeting of shareholders to be held on or about September 21, 2001 and which will be filed in definitive form pursuant to Regulation 14A on or about August 10, 2001 (hereinafter "2001 Proxy Statement"), is incorporated herein by reference. Information concerning executive officers is set forth in
Part I of the Form 10-K under the caption "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information appearing under the captions "Director Compensation", "Compensation Committee Interlocks and Insider Participation" and "Executive Compensation" (including all related sub captions thereof) in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information concerning the only known ownership of more than 5 percent of our outstanding common stock "Outstanding Capital Stock, Quorum and Voting" in the 2001 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2001 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information appearing under the caption "Compensation Committee Interlocks and Insider Participation" in the 2001 Proxy Statement is incorporated herein by reference.

PART IV
-------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

                                                                      Pages in
(a) 1.  Financial Statements                                      this document
----------------------------                                      -------------
For the three years ended May 27, 2001-                                     26
   refer to Index in Item 8

(a) 2.  Financial Statement Schedules
-------------------------------------
Schedule II - Valuation and Qualifying Accounts                             64

All other schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.
     Separate financial statements of National are omitted because National is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest or indebtedness to any person other than National in an amount which exceeds five percent of the total assets as shown by the most recent year end consolidated balance sheet filed herein.

(a) 3.  Exhibits
----------------
The exhibits listed in the accompanying Index to Exhibits on pages 67 to 69 of this report are filed or incorporated by reference as part of this report.

(b) Reports on Form 8-K
-----------------------
During the quarter ended May 27, 2001, National filed no reports on Form 8-K.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  (In Millions)

                            Deducted from receivables
                       in the consolidated balance sheets

                                            Doubtful            Returns and
Description                                 Accounts            Allowances               Total
-----------                                 ---------           ----------               -----
Balances at May 31, 1998                    $    8.9           $    41.4                $    50.3

Additions charged against revenue                -                 222.2                    222.2
Additions charged against
costs and expenses                               3.4                 -                        3.4
Deductions                                      (3.2) (1)         (204.7)                  (207.9)
                                           ----------           ---------                 --------

Balances at May 30, 1999                         9.1                58.9                     68.0

Additions charged against revenue                 -                223.9                    223.9
Additions charged against
costs and expenses                               0.3                 -                        0.3
Deductions                                      (2.0) (1)         (231.6)                  (233.6)
                                           ----------          ----------                ---------

Balances at May 28, 2000                         7.4                51.2                     58.6

Additions charged against revenue                 -                243.9                    243.9
Additions charged against
costs and expenses                               2.0                 -                        2.0

Deductions                                      (2.1) (1)         (257.3)                  (259.4)
                                           ----------          ----------                ---------

Balances at May 27, 2001                    $    7.3            $   37.8                 $   45.1
                                            ========           =========                =========

------------------------------------------------

(1)     Doubtful accounts written off, less recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NATIONAL SEMICONDUCTOR CORPORATION

Date: August 3, 2001                             /S/  BRIAN L. HALLA*
                                                      ---------------
                                                 Brian L. Halla
                                                 Chairman of the Board,President
                                                 and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 1st day of August 2001.

Signature                                            Title


/S/  BRIAN L. HALLA*                            Chairman of the Board, President
     ---------------                            and Chief Executive Officer
     Brian L. Halla                             (Principal Executive Officer)


/S/  LEWIS CHEW*                                Senior Vice President, Finance
    -----------                                 and Chief Financial Officer
     Lewis Chew                                 (Principal Financial Officer)


/S/  ROBERT E. DEBARR *                         Controller
     ----------------                           (Principal Accounting Officer)
     Robert E. DeBarr.

/S/  GARY P. ARNOLD *                           Director
     --------------
     Gary P. Arnold

/S/  RICHARD J. DANZIG *                        Director
     -----------------
     Richard J. Danzig

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


* By      /S/  LEWIS CHEW
             ------------
               Lewis Chew, Attorney-in-fact

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48935, 33-54931, 33-55699, 33-55703, 33-61381, 333-09957, 333-23477,
333-36733,  333-53801, 333-63614, 333-88269, and 333-48424 on Form S-8, and Post
Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 6, 2001, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 27, 2001 and May 28, 2000, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 27, 2001 and the related financial statement schedule, which report appears on page 64 of the 2001 Annual Report on Form 10-K of National Semiconductor Corporation.



                                    KPMG LLP


Mountain View, California
August 1, 2001

                                INDEX TO EXHIBITS
Item 14(a) (3)
The following documents are filed as part of this report:

1. Financial Statements: reference is made to the Financial Statements described under Part IV, Item 14(a) (1).

2.   Other Exhibits:

3.1 Second Restated Certificate of Incorporation of the Company, as amended (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22,
     1994);  Certificate  of Amendment of  Certificate  of  Incorporation  dated
     September 30, 1994 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-09957 which became effective August 12, 1996); Certificate of Amendment of Certificate of Incorporation dated September 22, 2000 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-48424, which became effective October 23, 2000).

3.2 By-Laws of the Company (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2001 filed April 11, 2001).

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to our Registration Statement on Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to our Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995). Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to our Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997).

4.3 Indenture dated as of September 15, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.4  Form  of  Note   (incorporated  by  reference  from  the  Exhibits  to  our
     Registration Statement on From S-3 Registration No. 33-63649, which became effective November 6, 1995).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 1999 filed July 29, 1999). Fiscal Year 2001 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 22, 2000 filed October 11, 2000).

10.2 Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended through April 26, 1998 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-57029, which became effective June 17, 1998).

10.3 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-48424, which became effective October 23, 2000).

10.4 Management Contract or Compensatory Plan or Arrangement: Benefit Restoration Plan as amended through January 1, 2000 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 1999 filed January 12, 2000).

10.5 Management Contract or Compensatory Plan or Arrangement: Agreement with Peter J. Sprague dated May 17, 1995 (incorporated by reference from the Exhibits to our Form 10-K for fiscal year ended May 27, 2000 filed August 3, 2000). Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28, 1995).

10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended through June 26, 1997 (incorporated by reference from the Exhibits to our definitive Proxy Statement for the Annual Meeting of Stockholders held September 26, 1997 filed August 12, 1997).

10.7 Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.8 Management Contract or Compensatory Plan or Arrangement: Director Deferral Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.9 Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 1999 filed July 29, 1999).

10.10Management  Contract or Compensatory  Plan or  Arrangement:  Preferred Life
     Insurance Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 1999 filed July 29, 1999).

10.11Management Contract or Compensatory Plan or Arrangement: Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2000 filed August 3, 2000).

10.12Management  Contract  Compensatory  Plan or Arrangement:  Restricted  Stock
     Agreement with Brian L. Halla (incorporated by reference from the Exhibits to our Registration Statement No. 333-09957, which became effective August 12, 1996).

10.13Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Long Term Disability Coverage Plan Summary, National Semiconductor Corporate Executive Staff as amended January 1, 2000 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.14Management   Contract  or  Compensatory   Plan  or  Agreement:   Long  Term
     Disability Plan Summary, National Semiconductor Executive Employees (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.15Management  Contract or Compensatory  Plan or Agreement:  Form of Change of
     Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from our Form 10-K for fiscal year ended May 31, 1998 filed August 3, 1998).

10.16Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Deferred Compensation Plan.

10.17Management  Contract  or  Compensatory  Plan  or  Arrangement:   Relocation
     Package made available to Roland Andersson.

21.0 List of Subsidiaries.

23.0 Consent of Independent Auditors (included in Part IV).

24.1 Power of Attorney.

                                                                   Exhibit 21.0


NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries of the Company as of May 27, 2001, all of which are included in the consolidated financial statements of the Company:


                                              State or Other            Other Country In     Percent of Voting
                                               Jurisdiction             Which Subsidiary     Securities Owned
Name of Incorporation                          is Registered               by National
--------------------                        ----------------           -----------------     ----------------
Algorex Inc.                                    California                                         100%
InnoComm WIRELESS                               California                                         100%
National Semiconductor (Texas), Inc.             Delaware                                          100%
Mediamatics, Inc.                               California                                         100%
National Semiconductor                           Delaware                                          100%
     International, Inc.
National Semiconductor Netsales, Inc.            Delaware                                          100%
National Semiconductor (Maine), Inc.             Delaware                                          100%
ASIC II Limited                                   Hawaii                                           100%
National Semiconductor B.V. Corporation          Delaware                                          100%
National Semiconductor France S.A.R.L.            France                                           100%
National Semiconductor GmbH                       Germany                    Belgium               100%
National Semiconductor (I.C.) Ltd.                Israel                                           100%
National Semiconductor S.r.l.                      Italy                                           100%
National Semiconductor Aktiebolog (A.B).         Sweden                                            100%
National Semiconductor (U.K.) Ltd.              Great Britain              Denmark/Ireland         100%
                                                                        Finland/Norway/Spain
National Semiconductor (U.K.)                  Great Britain                                       100%
     Pension Trust Company Ltd.
National Semiconductor Benelux B.V.             Netherlands                                        100%
National Semiconductor B.V.                     Netherlands                                        100%
National Semiconductor International B.V.       Netherlands                                        100%
Natsem India Designs Pvt. Ltd.                     India                                           100%
National Semiconductor (Australia)               Australia                                         100%
     Pty.Ltd.
National Semiconductor (Hong Kong)               Hong Kong                                         100%
     Limited
National Semiconductor Hong Kong                 Hong Kong                                         100%
     Sales Limited
National Semiconductor (Far East)                Hong Kong                   Taiwan                100%
     Limited
National Semiconductor Services                  Hong Kong                                         100%
     Limited
National Semiconductor                             Japan                                           100%
     Japan Ltd.
National Semiconductor SDN. BHD.                 Malaysia                                          100%
National Semiconductor Technology                Malaysia                                          100%
     SDN. BHD.



                                                           State or Other            Other Country In          Percent of Voting
                                                            Jurisdiction             Which Subsidiary          Securities Owned
Name of Incorporation                                       is Registered               by National
---- ----------------                                     ----------------           -----------------
National Semiconductor Services                               Malaysia                                               100%
     Malaysia SDN.BHD.
National Semiconductor Pte. Ltd.                              Singapore                                              100%
National Semiconductor Asia Pacific                           Singapore                                              100%
     Pte. Ltd.
National Semiconductor Manufacturer                           Singapore                                              100%
     Singapore Pte. Ltd.
Shanghai National Semiconductor                      People's Republic of China                                       95%
     Technology Limited
National Semiconductor Korea Limited                            Korea                                                100%
National Semiconductor Canada Inc.                             Canada                                                100%
National Semiconductores                                       Brazil                                                100%
     do Brazil Ltda.
Electronica NSC de Mexico, S.A.                                Mexico                                                100%
National Semiconductor (Barbados)                             Barbados                                               100%
     Limited