Form 10-Q
period 2001-08-26
NATIONAL SEMICONDUCTOR CORP
filed 2001-10-04
CIK 70530

5
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 26, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                 Outstanding at August 26, 2001
         -------------------                 ------------------------------

  Common stock, par value $0.50 per share            175,913,016

NATIONAL SEMICONDUCTOR CORPORATION

INDEX


Page No.
Part I.  Financial Information

Item 1.  Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended August 26, 2001 and August 27, 2000                         3

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
for the Three Months Ended August 26, 2001 and August 27, 2000                 4

Condensed Consolidated Balance Sheets (Unaudited) as of August 26, 2001
and May 27, 2001                                                               5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended August 26, 2001 and August 27, 2000                         6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7-12

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      13-16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           17


Part II. Other Information

Item 1.  Legal Proceedings                                                    18

Item 6.  Exhibits and Reports on Form 8-K                                  18-19

Signature                                                                     20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)




                                                                          Three Months Ended
                                                                        Aug. 26,       Aug. 27,
                                                                          2001           2000
                                                                      -------------- -------------
      Net sales                                                            $339.3         $640.8
      Operating costs and expenses:
        Cost of sales                                                       229.2          301.4
        Research and development                                            109.0          103.7
        Selling, general and administrative                                  64.2          100.6
        Special items                                                         1.1            6.4
                                                                      -------------- -------------

      Total operating costs and expenses                                    403.5          512.1
                                                                      -------------- -------------

      Operating income (loss)                                               (64.2)         128.7
      Interest income, net                                                    7.0           14.1
      Other income, net                                                       5.1           37.5
                                                                      -------------- -------------

      Net income (loss) before income taxes                                 (52.1)         180.3
      Income tax expense                                                      2.5           36.1
                                                                      -------------- -------------


      Net income (loss)                                                    $(54.6)        $144.2
                                                                      ============== =============

      Earnings (loss) per share:
           Basic                                                            $(0.31)        $ 0.81
           Diluted                                                          $(0.31)        $ 0.74

      Weighted-average shares:
           Basic                                                            174.9          178.1
           Diluted                                                          174.9          195.8




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)




                                                                       Three Months Ended
                                                                    Aug. 26,         Aug. 27,
                                                                      2001             2000
                                                                ----------------- ----------------
Net income (loss)                                                    $(54.6)           $144.2

Other comprehensive income, net of tax:
Marketable securities:
  Reclassification adjustment for realized
    gain included in net income                                        (5.6)            (39.1)
  Unrealized gain (loss) on available-for-sale securities              (8.3)             74.6
Derivative instruments:
  Unrealized loss on cash flow hedges                                  (0.1)              -
                                                                ----------------- ----------------

Comprehensive income (loss)                                          $(68.6)           $179.7
                                                                ================= ================




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                                  Aug. 26,            May 27,
                                                                    2001               2001
                                                          ------------------- ------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                 $   701.1            $  817.8
      Short-term marketable investments                              10.0                 5.0
      Receivables, net                                              114.3               123.4
      Inventories                                                   182.8               195.5
      Deferred tax assets                                            97.2                97.2
      Other current assets                                           46.6                36.1
                                                          ------------------- ------------------

      Total current assets                                        1,152.0             1,275.0

   Net property, plant and equipment                                798.7               815.7
   Long-term marketable debt securities                              81.6                46.6
   Long-term marketable equity securities                             3.5                18.5
   Other assets                                                     245.3               206.5
                                                          ------------------- ------------------


   Total assets                                                  $2,281.1            $2,362.3
                                                          =================== ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                          $   16.2            $   29.4
      Accounts payable                                              119.0               126.4
      Accrued expenses                                              211.5               262.9
      Current income taxes payable                                   75.4                53.1
                                                          ------------------- ------------------

      Total current liabilities                                     422.1               471.8

   Long-term debt                                                    24.8                26.2
   Other non-current liabilities                                     98.1                96.4
                                                          ------------------- ------------------

      Total liabilities                                          $  545.0            $  594.4
                                                          ------------------- ------------------

   Commitments and contingencies

   Shareholders' equity
      Common stock                                               $   87.9            $   86.9
      Additional paid-in capital                                  1,316.6             1,280.8
      Retained earnings                                             377.8               432.4
      Accumulated other comprehensive loss                          (46.2)              (32.2)
                                                          ------------------- ------------------

      Total shareholders' equity                                 $1,736.1            $1,767.9
                                                          ------------------- ------------------

   Total liabilities and shareholders' equity                    $2,281.1            $2,362.3
                                                          =================== ==================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                                      Three Months Ended
                                                                  Aug. 26,           Aug. 27
                                                                    2001                2000
                                                             ------------------ -------------------
     Cash flows from operating activities:
      Net income (loss)                                                 $(54.6)            $144.2
      Adjustments to reconcile net income (loss)
          with net cash provided by (used by) operations:
         Depreciation and amortization                                    56.9               59.3
         Gain on investments                                              (5.6)             (36.1)
         Loss on disposal of equipment                                     0.3                0.8
         Donation of equity securities                                     -                 20.5
         Noncash special items                                             1.1                6.4
         Other, net                                                        -                 (1.0)
         Changes in certain assets and liabilities, net:
            Receivables                                                   10.2              (19.8)
            Inventories                                                   12.7               (3.1)
            Other current assets                                         (10.6)             (20.5)
            Accounts payable and accrued expenses                        (58.2)             (63.1)
            Current and deferred income taxes                             22.3               24.7
            Other liabilities                                              1.7                3.7
                                                             ------------------ -------------------

      Net cash provided by (used by) operating activities                (23.8)             116.0
                                                             ------------------ -------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                          (35.1)             (51.0)
      Maturity of marketable investments                                  10.0                2.1
      Purchase of marketable investments                                 (50.0)             (20.0)
      Proceeds from sale of nonmarketable investment                       6.7               21.3
      Business acquisitions, net of cash acquired                        (27.5)             (24.9)
      Purchase of software                                                (7.3)              (2.8)
      Restricted cash                                                    (13.3)               -
      Other, net                                                           6.4                2.5
                                                             ------------------ -------------------

      Net cash used by investing activities                             (110.1)             (72.8)
                                                             ------------------ -------------------

      Cash flows from financing activities:
      Repayment of debt                                                   (4.6)              (4.2)
      Issuance of common stock, net                                       21.8               18.7
                                                             ------------------ -------------------

      Net cash provided by  financing activities                          17.2               14.5
                                                             ------------------ -------------------

      Net change in cash and cash equivalents                           (116.7)              57.7
      Cash and cash equivalents at beginning of period                   817.8              778.8
                                                             ------------------ -------------------

      Cash and cash equivalents at end of period                        $701.1             $836.5
                                                             ================== ===================


See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

In the opinion of our management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to be indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended May 27, 2001.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                                 Three Months Ended
                                                              Aug. 26,         Aug. 27,
(in millions)                                                   2001             2000
                                                           ---------------- ---------------
Net income (loss) used for basic
  and diluted earnings per share                                   $(54.6)          $144.2
                                                           ================ ===============

Number of shares:
  Weighted-average common shares outstanding
    used for basic earnings per share                               174.9            178.1

Effect of dilutive securities:
  Stock options                                                       -               17.7
                                                           ---------------- ---------------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                                        174.9            195.8
                                                           ================ ===============


On August 26, 2001, we had options outstanding to purchase 37.7 million shares of common stock with a weighted-average exercise price of $27.34, which could potentially dilute basic earnings per share in the future. These options are not included in diluted earnings per share because their effect was antidilutive. In contrast, on August 27, 2000, we had options outstanding to purchase 8.6 million shares of common stock with a weighted-average exercise price of $59.54, which could have potentially diluted basic earnings per share in the future. These options were also not included in diluted earnings per share as their effect was antidilutive.

Note 2.  Derivative Financial Instruments

At the beginning of the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS No. 133, as amended, requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The cumulative effect of adoption of this statement was immaterial to both our financial position and results of operations.

As part of our risk management strategy we use derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from our underlying exposures, with gains and losses on the derivative contracts used to hedge them. We do not enter into any speculative positions in derivative instruments. We record all derivatives on the balance sheet at fair value.

Foreign Currency Risk
We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are designated at inception to the related foreign currency exposures that are being hedged, including sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. Dollar. Our foreign currency hedges typically mature within one year.

We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders' equity and reclassify into earnings in the period when the hedged transaction affects earnings. We recognize the ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, in other income, net during the period of change.

Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of a foreign currency denominated asset or liability are designated as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, in earnings in the current period.

Interest Rate Risk
We are also exposed to interest rate risk that is inherent in our debt. We use an interest rate swap to convert the variable interest rate to a fixed interest rate. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to use the short-cut method of accounting as defined by SFAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, we report hedge ineffectiveness in earnings immediately.

Measurement of Effectiveness of Hedge Relationships
For foreign currency forward contracts, we measure hedge effectiveness by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option's intrinsic value, which represents the change in the option's strike price compared to the spot price of the underlying hedged transaction. For interest rate swaps, we measure effectiveness by offsetting the change in fair value of the long-term debt with the change in fair value of the interest rate swap. We measure ineffectiveness by the difference in the changes in fair value of the long-term debt and interest rate swap.

We report hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in other income, net. We report ineffectiveness related to interest rate swaps in other income, net. Hedge ineffectiveness was immaterial for the first quarter of fiscal 2002. The effective potion of all changes in derivatives is reported in the same financial statement line item as the changes in the hedged item.

On August 26, 2001, the net fair value of foreign currency-related derivatives designated as cash flow hedges or fair value hedges assets was $0.1 million in other assets and $0.1 million in other accrued liabilities.

On August 26, 2001, we had $0.1 million of unrealized gains on derivative instruments, net of taxes, in accumulated other comprehensive income. We estimate that $0.1 million of the unrealized gains after taxes will be reclassified into earnings within one year. We had no realized gains or losses from derivative instruments for the first quarter of fiscal 2002.

Note 3.  Consolidated Financial Statement Details


Balance sheets:
(in millions)                                               Aug. 26,           May 27,
                                                              2001              2001
                                                        ------------------ ----------------
Inventories:
  Raw materials                                              $  8.3             $  8.1
  Work in process                                             105.2              113.8
  Finished goods                                               69.3               73.6
                                                        ------------------ ----------------

Total inventories                                            $182.8             $195.5
                                                        ================== ================


Accumulated other comprehensive loss:
  Unrealized gain on available-for-sale securities           $  1.1             $ 15.0
  Unrealized loss on derivative instruments                    (0.1)               -
  Minimum pension liability                                   (47.2)             (47.2)
                                                        ------------------ ----------------

                                                             $(46.2)            $(32.2)
                                                        ================== ================

Statements of operations:
(in millions)                                                   Three Months Ended
                                                            Aug. 26,           Aug. 27,
                                                              2001               2000
                                                        ------------------ -----------------
Special items:
  In-process research and development charge                  $ 1.1              $ 4.1
  Restructuring of operations                                   -                  2.3
                                                        ------------------ -----------------
                                                              $ 1.1              $ 6.4
                                                        ================== =================

Interest income, net:
  Interest income                                             $ 8.2              $15.4
  Interest expense                                             (1.2)              (1.3)
                                                        ------------------ -----------------

     Interest income, net                                     $ 7.0              $14.1
                                                        ================== =================

Other income, net:
                 -
  Net intellectual property income                            $ 1.3              $ 1.4
  Net gain on investments                                       3.8               36.1
                                                        ------------------ -----------------


     Total other income, net                                  $ 5.1              $37.5
                                                        ================== =================


Included in gain on investments for the first quarter of fiscal 2001 is a gain of $20.5 million from the distribution of equity securities that were a part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and is included in selling, general and administrative expenses for the first quarter of fiscal 2001.

Note 4.  Statement of Cash Flow Information

                                                                  Three Months Ended
(in millions)                                                 Aug. 26,         Aug. 27,
                                                                2001             2000
                                                           ---------------- ----------------
Supplemental Disclosure of Cash Flow Information:
Cash paid (refunded) for:
     Interest                                                   $  0.3           $ 1.1
     Income taxes                                               $(19.8)          $11.4

Supplemental Schedule of Non-cash Investing and Financing Activities:


Issuance of stock for employee benefit plans                    $  4.3           $ 4.1
Issuance of restricted stock                                    $  0.6           $ 1.7
Issuance of common stock in connection with the
  conversion of promissory notes                                $ 10.0           $ -
Change in unrealized loss in derivative instruments             $ (0.1)          $ -
Change in unrealized gain on available-for-sale
  securities                                                    $(13.9)          $35.5


Note 5.  Goodwill and Intangible Assets

Beginning  in  fiscal  2002,  we  adopted  SFAS No.  142,  "Goodwill  and  Other
Intangible Assets." As a result, we no longer amortize goodwill. Instead we periodically evaluate goodwill for recoverability. We also evaluate goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption, we established reporting units based on our current reporting structure. We then assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they relate to the reporting unit. We have completed the first step of the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we have recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill for the first quarter of fiscal 2002 are as follows:

(in millions)                                        Analog Segment       All
                                                                        Others          Total
                                                     --------------- -------------- --------------
Balances at May 27, 2001                                   $130.4           $1.7         $132.1
Goodwill acquired during the period                          27.6            -             27.6
                                                     --------------- -------------- --------------
Balances at August 26, 2001                                $158.0           $1.7         $159.7
                                                     =============== ============== ==============

Other intangible assets, which will continue to be amortized, consist of the following:

                                                           Aug. 26,                May 27,
                                                             2001                   2001
                                                     ---------------------- ----------------------
Patents                                                     $4.9                   $4.9
Less accumulated amortization                                1.0                    0.7
                                                     ---------------------- ----------------------
                                                            $3.9                   $4.2
                                                     ====================== ======================

We expect future estimated annual amortization expense to be:

(in millions)
2002                                        $1.0
2003                                         1.0
2004                                         1.0
2005                                         1.0
2006                                         0.2
                                          --------
                                            $4.2
                                          ========

Amortization expense was:

                                                                  Three Months Ended
(in millions)                                                 Aug. 26,         Aug. 27,
                                                                2001             2000
                                                           ---------------- ----------------
Goodwill amortization                                             $-               $1.7
Patent amortization                                                0.3              -
                                                           ---------------- ----------------
                                                                  $0.3             $1.7
                                                           ================ ================

Pro forma net income (loss) and net income (loss) per share exclusive of amortization expense was:


                                                                  Three Months Ended
(in millions)                                                 Aug. 26,         Aug. 27,
                                                                2001             2000
                                                           ---------------- ----------------
Net income (loss), as reported                                  $(54.6)        $144.2
Add back:
Goodwill amortization                                              -              1.7
                                                           ---------------- ----------------
Net income (loss) - pro forma                                   $(54.6)        $145.9
                                                           ================ ================

Basic earnings (loss) per share, as reported                    $(0.31)        $  0.81
Add back:
  Goodwill amortization                                           -               0.01
                                                           ---------------- ----------------

Basic earnings (loss) per share - pro forma                     $(0.31)        $  0.82
                                                           ================ ================

Diluted earnings (loss) per share, as reported                  $(0.31)        $  0.74
Add back:
  Goodwill amortization                                           -               0.01
                                                           ---------------- ----------------
Diluted earnings (loss) per share - pro forma                   $(0.31)        $  0.75
                                                           ================ ================

Note 6.  Restructuring of Operations and Cost Reduction Programs

As part of the cost-reduction program we announced in May 2001, we paid severance of $12.0 million to 458 employees during the first quarter of fiscal 2002. We also paid another $1.5 million for other exit-related costs primarily associated with restructuring actions we originally announced in fiscal 1999. Included in accrued liabilities at August 26, 2001, is $16.8 million related to restructuring actions that were not yet completed. Of this amount, $8.6 million represents costs related to the May 2001 cost reduction program. The remaining amount represents facility dismantling costs for the closure of the Greenock 4-inch facility and lease obligations associated with other restructuring actions.

Note 7.  Acquisition

In June 2001, we acquired Wireless Solutions Sweden AB, a leading developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including Bluetooth and 802.11 technologies. We expect this acquisition to enable us to deliver complete wireless reference designs, including silicon chipsets, hardware and software. The acquisition was accounted for using the purchase method, with a purchase price of $27.7 million. In connection with the acquisition, we recorded a $1.1 million in-process research and development charge, which is included as a component of special items in the condensed consolidated statement of operations. The amount allocated to the in-process research and development charge was determined through an established valuation technique used in the high technology industry and expensed upon acquisition, because technological feasibility had not been established and no alternative uses exist. Research and development costs to bring the products to technological feasibility are not expected to have a material impact on future operating results. The remainder of the purchase price was allocated to net liabilities of $1.0 million and intangible assets of $27.6 million, primarily representing goodwill.

Note 8.  Segment Information

The following table presents information related to our reportable segments:

(in millions)                             Information
                              Analog       Appliance         All                             Total
                             Segment        Segment        Others       Eliminations      Consolidated
                           ------------- -------------- -------------- ---------------- -----------------
Three months ended
   August 26, 2001:

Sales to unaffiliated
  customers                   $252.0         $ 43.7         $ 43.6           $ -              $339.3
                           ============= ============== ============== ================ =================

Segment income
  (loss) before income
  taxes                       $(22.8)        $(29.8)        $  0.5                            $(52.1)
                           ============= ============== ============== ================ =================

Three months ended
   August 27, 2000:

Sales to unaffiliated
  customers                   $461.2         $ 65.7         $113.9           $ -               $640.8
Inter-segment sales               -             0.1            -              (0.1)                -
                           ------------- -------------- -------------- ---------------- -----------------

Net sales                     $461.2         $ 65.8         $113.9           $(0.1)            $640.8
                           ============= ============== ============== ================ =================

Segment income
  (loss) before income
  taxes                       $158.6         $(18.5)        $ 40.2                             $180.3
                           ============= ============== ============== ================ =================


Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the outlook section and within certain sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially from those set forth in these forward-looking statements. The forward-looking statements discussed or incorporated by reference in this section involve a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, regulatory and international conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, PC and communications infrastructure industries, the effects of legal and administrative cases and proceedings, and such other risks and uncertainties as may be detailed from time to time in our reports and filings with the SEC.

Overview
We recorded net sales of $339.3 million for the first quarter of fiscal 2002. This represented a 47 percent decline from sales of $640.8 million for the first quarter of fiscal 2001. The decline in sales came from lower demand seen broadly across semiconductor markets. For the first quarter of fiscal 2002, we had a net loss of $54.6 million, while we earned net income of $144.2 million for the first quarter of fiscal 2001. Operating results for fiscal 2002 were primarily affected by lower sales as a result of slower demand. The net loss for the first quarter of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition in the quarter of Wireless Solutions Sweden AB. In comparison, net income for the first quarter of fiscal 2001 included special items of $6.4 million. Those special items included a $4.1 million in-process R&D charge related to the acquisition of the Vivid Semiconductor business and a $2.3 million charge for restructuring of operations.

Sales
The following discussion is based on our operating segments described in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 27, 2001.

Our sales for the first quarter of fiscal 2002 declined significantly as market conditions for the semiconductor industry continued to weaken throughout the summer. The sales decline was primarily due to decreased volume of shipments. To a lesser extent, lower average selling prices were also a factor.

The Analog segment, which represents 74 percent of our total sales, experienced a 45 percent decline in sales for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. The decline was mostly due to a large decrease in unit volume together with some decreases in average selling prices. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, and sales of display products declined by 49 percent and 34 percent, respectively, in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. In the broad-based analog markets, sales of power management and amplifier products were down in the first quarter of fiscal 2002 by 55 percent and 50 percent, respectively, from the same period last year.

Sales in the first quarter of fiscal 2002 for the Information Appliance segment declined 33 percent from sales in the first quarter of fiscal 2001, primarily driven by lower unit volume as average selling prices remained fairly steady. Since a large part of our portfolio of information appliance products is still consumed in the PC marketplace, the year-to-year slowdown in demand for personal computers and PC-related products contributed to the decline in sales for the Information Appliance segment. In addition, the market adoption of emerging information appliances that are not PCs was slower than expected.

Gross Margin
Gross margin as a percentage of sales decreased to 32 percent for the first quarter of fiscal 2002 from gross margin of 53 percent for the first quarter of fiscal 2001. The erosion in gross margin was primarily driven by lower factory utilization. Wafer fabrication capacity utilization for the first quarter of fiscal 2002 dropped to 47 percent, as production activity was reduced considerably by the weakened business conditions in the semiconductor industry. This compares with wafer fabrication capacity utilization for the first quarter of fiscal 2001 of 97 percent, when business conditions in the semiconductor industry were very strong.

Research and Development
Our research and development expenses for the first quarter of fiscal 2002 were $109.0 million, or 32 percent of sales, compared to $103.7 million, or 16 percent of sales, in the same period last year. The fiscal 2002 and 2001amounts exclude $1.1 million and $4.1 million, respectively, for in-process R&D charges related to acquisitions. The in-process R&D charges are included as a component of special items in the condensed consolidated statements of operations. Higher R&D expenses for the first quarter of fiscal 2002 result mainly from a license agreement with Taiwan Semiconductor Manufacturing Company. This agreement, which began in fiscal 2001, allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our Maine facility as desired, if and when those processes are developed by TSMC. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products in the markets for wireless handsets, information appliances, information infrastructure and displays. During the first quarter of fiscal 2002, we devoted approximately 74 percent of our R&D effort towards new product development and 26 percent towards the development of process technology. Compared to fiscal 2001, this represents a 7 percent decrease in spending for new product development and a 43 percent increase in spending for process technology. While total fiscal 2002 spending for new product development declined slightly, we continue to focus our R&D investment on our key strategic programs. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.

Selling, General and Administrative
Our selling, general and adminstrative expenses in the first quarter of fiscal 2002 were $64.2 million, or 19 percent of sales, compared to $100.6 million, or 16 percent of sales in the first quarter of fiscal 2001. The fiscal 2001 SG&A expenses included a $20.5 million expense associated with the charitable donation of equity securities that were part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses in fiscal 2002 declined 20 percent from SG&A expenses in fiscal 2001. The decline reflects actions that we implemented in the second half of fiscal 2001 to reduce spending in response to weakened business conditions.

Interest Income and Interest Expense
For the first quarter of fiscal 2002, we earned net interest income of $7.0 million, compared to $14.1 million for the first quarter of fiscal 2001. The decrease in net interest income was primarily due to lower average interest rates on lower average cash balances in the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001. Offsetting interest expense was slightly lower for fiscal 2002 as we continued to reduce our outstanding debt balances.

Other Income, Net
Other income, net was $5.1 million for the first quarter of fiscal 2002 compared to $37.5 million for the first quarter of fiscal 2001. The components of other income, net for the first quarter of fiscal 2002 included a net gain of $5.6 million from equity investments, $1.3 million of net intellectual property income and $1.8 million of non-operating losses associated with an investment partnership. In comparison the components of other income, net for the first quarter of fiscal 2001 included a net gain of $36.1 million from equity investments and $1.4 million of net intellectual property income. The net gain from equity investments included a gain of $20.5 million from the distribution of equity securities that were part of our investment portfolio, which we donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation was included in SG&A expenses for the first quarter of fiscal 2001.

Income Tax Expense
We recorded income tax expense of $2.5 million for the first quarter of fiscal 2002 compared to $36.1 million for the first quarter of fiscal 2001. The fiscal 2002 tax expense represents taxes due on international income, while we have not recognized a tax benefit on operating losses in the U.S. The fiscal 2001 tax expense is based on a 20 percent effective rate on both our U.S. and international operations.

Financial Condition
During the first quarter of fiscal 2002, cash and cash equivalents decreased $116.7 million compared to an increase of $57.7 million for the first quarter of fiscal 2001. The primary factors contributing to these changes are described below.

For operating activities we used cash of $23.8 million in the first quarter of fiscal 2002, while we generated cash of $116.0 million in the first quarter of fiscal 2001. The use of operating cash for the first quarter of fiscal 2002 resulted from the net loss and changes in working capital components. Changes in working capital components for fiscal 2002 had a negative impact as the payment of income taxes and decreases in accounts payable and accrued liabilities more than offset decreases in receivables and inventories. For fiscal 2001, operating cash was primarily generated from net income, which was partially offset by a negative impact from changes in working capital components. The negative impact from changes in working capital components were from decreases in accounts payable and accrued liabilities combined with increases in receivables and inventories.

Our investing activities used cash of $110.1 million in the first quarter of fiscal 2002, compared to $72.8 million used in the first quarter of fiscal 2001. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $35.1 million, net purchases of marketable securities of $40.0 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million. Major uses of cash in fiscal 2001 included investment in property, plant and equipment of $51.0 million, net purchases of marketable securities of $17.9 million and the acquisition of the Vivid Semiconductor business for $24.9 million.

Our financing activities generated cash of $17.2 million in the first quarter of fiscal 2002 and $14.5 million in the first quarter of fiscal 2001. The primary source of cash was from the issuance of common stock under employee benefits plans in the amount of $21.8 million in fiscal 2002 compared to $18.7 million in fiscal 2001. This was slightly offset by repayment of our outstanding debt balances of $4.6 million in the first quarter of fiscal 2002 and $4.2 million in the first quarter of fiscal 2001.

Management foresees substantial cash outlays for plant and equipment throughout the remainder of fiscal 2002, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide better manufacturing efficiency and productivity. However, we will continue to manage that activity relative to business conditions. Based on current economic conditions, the fiscal 2002 capital expenditure level is expected to be slightly lower than the fiscal 2001 level. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned fiscal 2002 capital investments.

Recently Issued Accounting Standards
At the beginning of the first quarter of fiscal 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material impact on our financial statements as described in Note 2 to the condensed consolidated financial statements.

At the beginning of the first quarter of fiscal 2002, we also adopted SFAS No. 142, "Goodwill and Other Intangible Assets." The impact of adoption of this statement is described in Note 5 to the condensed consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, thereby eliminating the use of the pooling-of-interests method.

In June 2001, the Financial Accounting Standards Board also issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements. This Statement will be effective for our fiscal year 2003.

Outlook
Although semiconductor market conditions in our first quarter continued to be weak compared to last year, we began to experience more stability in our orders. During the quarter we saw improvement in lead-time patterns from new orders with orders coming from a broader cross section of customers including PC suppliers, wireless handset makers and contract manufacturers. We also saw improvement over the preceding quarter in fill orders, which are orders received and shippable in the same quarter. The sequential increase in quarterly orders allowed us to grow our backlog during the first quarter of fiscal 2002. As a result of this growth, combined with the recent order patterns, we anticipate that sales in the second quarter of fiscal 2002 will be higher than sales in the first quarter we just completed. The actual level of sales we achieve in the second quarter of fiscal 2002 will depend upon the amount of fill orders we receive. If the level and pattern of fill orders that we experienced in the first quarter are not sustained, the expected growth in sales for the second quarter of fiscal 2002 may not be achieved. We also expect our gross margin percentage for the second quarter of fiscal 2002 to be similar to that of the recently completed first quarter, as wafer fabrication capacity utilization is expected to remain below 50 percent. Until we see more accelerated improvement in new orders, we plan to continue to control the level of production activity in our manufacturing facilities. For the second quarter of fiscal 2002, we currently anticipate operating results to be comparable to the results we had for the first quarter of fiscal 2002.

The recent terrorist attacks on the U.S. have created additional uncertainty on the state of the U.S. economy overall. Although we did not experience any immediate direct adverse effect on our operations from the terrorist attacks, the longer-term and indirect consequences from this catastrophic event are not yet known. There can be no assurance that the economic and political climate will improve in the near future. If the slow business conditions in the global economy continue or become more severe, our future sales and operating results could be negatively impacted.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 27, 2001 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 21 of our Annual Report on Form 10-K for the year ended May 27, 2001 and in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8 of our 2001 Form 10-K. There have been no material changes from the information reported in these sections.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Customs Proceedings
In April 1988, we received a notice from the U.S. Customs Service in San Francisco alleging that we had underpaid duties of approximately $19.5 million on goods that we had imported from our subsidiaries from June 1, 1979 to March 1, 1985. We had been contesting the notice in various proceedings since 1988. In March 1998, the Assistant Commissioner of Customs reduced the alleged underpayment to approximately $3.6 million. The underpayment was subject to penalties computed as a multiple of the underpayment. In July 2001, the Customs Service accepted our offer to settle the matter for $2,500,000, which had been previously paid to the Customs Service. The matter is now concluded.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

3.1 Second Restated Certificate of Incorporation of the Company as amended (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-52775, which became effective March 22,
     1994);  Certificate  of Amendment of  Certificate  of  Incorporation  dated
     September 30, 1994 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-09957, which became effective August 12, 1996); Certificate of Amendment of Certificate of Incorporation dated September 22, 2000 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-48424, which became effective October 23, 2000).

3.2 By Laws of the Company, as amended effective January 24, 2001 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2001 filed April 11, 2001).

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to our Registration Form 8-A filed August 10, 1988); First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to our Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995); Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to our Amendment No. 2 to the Registration Statement on Form 8-A filed January 17,
     1997).

4.3 Indenture dated as of September 15, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-63649, which became effective November 6, 1995).

4.4  Form  of  Note   (incorporated  by  reference  from  the  Exhibits  to  our
     Registration Statement on Form S-3 Registration No.
         33-63649, which became effective November 6, 1995).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Fiscal Year 2002 Executive Officer Incentive Plan Agreement

(b)      Reports on Form 8-K

          No reports on form 8-K were filed for the quarter ending August 26, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 4, 2001                       /s/ Robert E. DeBarr
                                             --------------------
                                             Robert E. DeBarr
                                             Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer