Form 10-Q
period 2001-11-25
NATIONAL SEMICONDUCTOR CORP
filed 2002-01-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended November 25, 2001

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Title of Each Class                  Outstanding at November 25, 2001.
         -------------------                  ---------------------------------

Common stock, par value $0.50 per share                177,646,177

NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                                        Page No.
                                                                        --------
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months and Six Months Ended November 25, 2001 and
  November 26, 2000                                                           3

Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited) for the Three Months and Six Months Ended
  November 25, 2001 and November 26, 2000                                     4

Condensed Consolidated Balance Sheets (Unaudited) as of
   November 25, 2001  and May 27, 2001                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Six Months Ended November 25, 2001 and November 26, 2000                    6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7-13

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         18

Part II.  Other Information

Item 1.   Legal Proceedings                                                  19

Item 4.   Submission of Matters To a Vote of Security Holders                19

Item 6.   Exhibits and Reports on Form 8-K                                19-20

Signature                                                                    21

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                        Three Months Ended                Six Months Ended
                                                      Nov. 25,     Nov. 26,            Nov. 25,     Nov. 26,
                                                        2001         2000                2001         2000
                                                     ------------ ------------        ------------ ------------

  Net sales                                           $   366.5    $   595.0            $  705.8     $1,235.8
  Operating costs and expenses:
    Cost of sales                                         237.0        294.3               466.2        595.7
    Research and development                              110.4        112.1               219.4        215.8
    Selling, general and administrative                    68.1         78.8               132.3        179.4
    Special items                                           -            -                   1.1          6.4
                                                     ------------ ------------        ------------ ------------

  Total operating costs and expenses                      415.5        485.2               819.0        997.3
                                                     ------------ ------------        ------------ ------------

  Operating income (loss)                                 (49.0)       109.8              (113.2)       238.5
  Interest income, net                                      5.5         15.2                12.5         29.3
  Other income (expense), net                              (0.6)         8.4                 4.5         45.9
                                                     ------------ ------------        ------------ ------------

  Income (loss) before income taxes                       (44.1)       133.4               (96.2)       313.7
  Income tax expense                                        2.5         26.7                 5.0         62.8
                                                     ------------ ------------        ------------ ------------

  Net income (loss)                                   $   (46.6)   $   106.7            $ (101.2)    $  250.9
                                                     ============ ============        ============ ============

  Earnings (loss) per share:
       Basic                                          $    (0.26)  $     0.60           $   (0.58)   $    1.41
       Diluted                                        $    (0.26)  $     0.56           $   (0.58)   $    1.29

  Weighted-average shares:
       Basic                                              176.8        178.1               175.8        178.1
       Diluted                                            176.8        191.9               175.8        193.9

  Income (loss) used in basic and diluted
       earnings (loss) per share calculation          $   (46.6)   $   106.7            $ (101.2)    $  250.9




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)




                                                         Three Months Ended                Six Months Ended
                                                       Nov. 25,      Nov. 26,           Nov. 25,      Nov. 26,
                                                         2001          2000               2001          2000
                                                      ------------ -------------       ------------ -------------

Net income (loss)                                      $   (46.6)    $  106.7            $ (101.2)    $  250.9

Other comprehensive income (loss), net of tax:
    Reclassification adjustment for net realized
      (gain) loss included in net income (loss)              0.2         (3.4)               (5.4)       (42.5)
    Unrealized gain (loss) on
      available-for-sale securities                          1.4        (10.5)               (6.9)        64.1
    Derivative instruments:
      Unrealized gain on cash flow hedges                    0.1          -                   -            -
                                                      ------------ -------------       ------------ -------------

Comprehensive income (loss)                            $   (44.9)    $   92.8            $ (113.5)    $  272.5
                                                      ============ =============       ============ =============


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                                          Nov. 25,                 May 27,
                                                                           2001                     2001
                                                             ------------------------ -----------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                           $   708.2                $   817.8
      Short-term marketable investments                                         -                        5.0
      Receivables, net                                                        104.2                    123.4
      Inventories                                                             172.4                    195.5
      Deferred tax assets                                                      97.2                     97.2
      Other current assets                                                     44.8                     36.1
                                                             ------------------------ -----------------------

      Total current assets                                                  1,126.8                  1,275.0

   Net property, plant and equipment                                          778.6                    815.7
   Long-term marketable debt investments                                      102.7                     46.6
   Other assets                                                               266.3                    225.0
                                                             ------------------------ -----------------------

   Total assets                                                           $ 2,247.4                $ 2,362.3
                                                             ======================== =======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings and current
        portion of long-term debt                                         $    13.0                $    29.4
      Accounts payable                                                        106.4                    126.4
      Accrued expenses                                                        230.1                    262.9
      Income taxes payable                                                     74.9                     53.1
                                                             ------------------------ -----------------------

      Total current liabilities                                               424.4                    471.8

   Long-term debt                                                              23.8                     26.2
   Other non-current liabilities                                              101.0                     96.4
                                                             ------------------------ -----------------------

      Total liabilities                                                       549.2                    594.4
                                                             ------------------------ -----------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                             88.8                     86.9
      Additional paid-in capital                                            1,349.7                  1,280.8
      Retained earnings                                                       331.2                    432.4
      Accumulated other comprehensive loss                                    (44.5)                   (32.2)
                                                             ------------------------ -----------------------

      Total shareholders' equity                                            1,725.2                  1,767.9
                                                             ------------------------ -----------------------

   Total liabilities and shareholders' equity                             $ 2,274.4                $ 2,362.3
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                                                  Six Months Ended
                                                                             Nov. 25,            Nov. 26,
                                                                              2001                 2000
                                                             ------------------------ -----------------------
      Cash flows from operating activities:
      Net income (loss)                                                     $(101.2)             $ 250.9
      Adjustments to reconcile net income (loss)
         with net cash provided by operations:
         Depreciation and amortization                                        114.8                118.0
         Gain on investments                                                   (5.4)               (38.8)
         Loss on disposal of equipment                                          1.6                  1.3
         Donation of equity securities                                          -                   20.5
         Noncash special items                                                  1.1                  6.4
         Other, net                                                             0.2                  0.3
         Changes in certain assets and liabilities, net:
            Receivables                                                        20.3                 45.2
            Inventories                                                        23.1                 (8.9)
            Other current assets                                               (8.7)                (2.7)
            Accounts payable and accrued expenses                             (52.2)               (87.4)
            Current and deferred income taxes                                  21.8                  6.1
            Other liabilities                                                   4.6                  4.0
                                                             ------------------------ -----------------------

      Net cash provided by operating activities                                20.0                314.9
                                                             ------------------------ -----------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                               (69.7)              (121.2)
      Maturity of available-for-sale securities                                24.0                  7.0
      Purchase of available-for-sale securities                               (74.6)               (28.0)
      Proceeds from sale of equity investments                                  6.7                 29.9
      Business acquisition, net of cash acquired                              (27.5)               (24.9)
      Purchase of software                                                    (15.7)                (4.6)
      Restricted cash                                                         (14.4)                (2.8)
      Other, net                                                               (4.3)                (3.8)
                                                             ------------------------ -----------------------

      Net cash used by investing activities                                  (175.5)              (148.4)
                                                             ------------------------ -----------------------

      Cash flows from financing activities:
      Repayment of debt                                                        (8.9)                (8.5)
      Issuance of common stock, net                                            54.8                 35.0
      Purchase and retirement of treasury stock                                 -                 (125.8)
                                                             ------------------------ -----------------------

      Net cash provided by (used by) financing activities                      45.9                (99.3)
                                                             ------------------------ -----------------------

      Net change in cash and cash equivalents                                (109.6)                67.2
      Cash and cash equivalents at beginning of period                        817.8                778.8
                                                             ------------------------ -----------------------

      Cash and cash equivalents at end of period                            $ 708.2              $ 846.0
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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows (in millions):

                                                        Three Months Ended               Six Months Ended
                                                        Nov. 25,     Nov. 26,           Nov. 25,    Nov. 26,
                                                        2001         2000               2001        2000
                                                        ------------ -----------        ----------- -----------
Net income (loss) used for basic and
   diluted earnings per share                            $ (46.6)     $ 106.7            $(101.2)    $ 250.9
                                                        ============ ===========        =========== ===========

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share                        176.8        178.1              175.8       178.1

Effect of dilutive securities:

  Stock options                                              -           13.8                -          15.8
                                                        ------------ -----------        ----------- -----------

Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share                               176.8        191.9              175.8       193.9
                                                        ============ ===========        =========== ===========


On November 25, 2001, we had options outstanding to purchase 36.5 million shares of common stock with a weighted-average exercise price of $27.50, which could potentially dilute basic earnings per share in the future. These options are not included in diluted earnings per share because their effect was antidilutive. On November 26, 2000, we had options outstanding to purchase 13.2 million shares of common stock with a weighted-average exercise price of $48.10, which could have potentially diluted basic earnings per share in the future. These options were also not included in diluted earnings per share as their effect was antidilutive.

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

Foreign Currency Risk
We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are designated at inception to the related foreign currency exposures that are being hedged, including sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within one year.

We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gain or loss on the derivative instrument in accumulated other comprehensive income as a separate component of stockholders' equity and reclassify into earnings in the period when the hedged transaction affects earnings. We recognize the ineffective portion of the gain or loss on the derivative in excess of the cumulative change in the present value of future cash flows of the hedged item, if any, in earnings during the period of change.

Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of a foreign currency denominated asset or liability are designated as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk in current earnings.

Interest Rate Risk
We are also exposed to interest rate risk that is inherent in our debt. We use an interest rate swap to convert the variable interest rate to a fixed interest rate. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to use the short-cut method of accounting as defined by SFAS No. 133. To the extent that the critical terms of the hedged item and the derivative are not identical, we report hedge ineffectiveness in current earnings immediately.

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

We report hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was immaterial for the second quarter and first six months of fiscal 2002. The effective portion of all changes in derivatives is reported in the same financial statement line item as the changes in the hedged item.

On  November  25,  2001,  the  net  fair  values  of  foreign   currency-related
derivatives designated as cash flow hedges and fair value hedges were $0.1 million in other assets and $0.4 million in other accrued liabilities.

On November 25, 2001, unrealized gains or losses on derivative instruments, net of taxes, in accumulated other comprehensive income were immaterial. We had $0.1 million and $0.2 million of net realized losses from derivative instruments for the second quarter and first six month of fiscal 2002, respectively.

Note 3.  Consolidated Financial Statement Details

Balance sheets (in millions):

                                                                 Nov. 25,                   May 27,
                                                                    2001                       2001
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                 $     6.7                  $    8.1
  Work in process                                                    99.9                     113.8
  Finished goods                                                     65.8                      73.6
                                                        --------------------------- ---------------------------

Total inventories                                               $   172.4                  $  195.5
                                                        =========================== ===========================

Accumulated other comprehensive loss:
  Unrealized gain on available-for-sale securities              $     2.7                  $   15.0
  Minimum pension liability                                         (47.2)                    (47.2)
                                                        --------------------------- ---------------------------

                                                                $   (44.5)                 $  (32.2)
                                                        =========================== ===========================

Statements of operations (in millions):

                                                       Three Months Ended               Six Months Ended
                                                        Nov. 25,     Nov. 26,           Nov. 25,    Nov. 26,
                                                           2001         2000               2001        2000
Special items:
  In-process research and development charge             $     -      $     -           $      1.1  $      4.1
  Restructuring of operations                                  -            -                  -           2.3
                                                        ------------ -----------
                                                                                        ----------- -----------

                                                         $     -      $     -           $      1.1  $      6.4
                                                        ============ ===========        =========== ===========

Interest income, net:
  Interest income                                        $     6.6    $    16.4         $     14.8  $     31.8
  Interest expense                                            (1.1)                           (2.3)       (2.5)
                                                                           (1.2)
                                                        ------------ -----------        ----------- -----------

Interest income, net                                     $     5.5    $    15.2         $     12.5  $     29.3
                                                        ============ ===========        =========== ===========

Other income (expense), net:
  Net intellectual property income                       $     0.4    $     3.1         $      1.7  $      4.5
  Gain (loss) on investments, net                             (0.4)         5.3                3.4        41.4
  Other                                                       (0.6)                           (0.6)        -
                                                                            -
                                                        ------------ -----------        ----------- ------------


Total other income (expense), net                        $    (0.6)   $     8.4         $      4.5  $     45.9
                                                        ============ ===========        =========== ============

Included in gain on investments for the first six months of fiscal 2001 is a gain of $20.5 million from the distribution of equity securities that were a part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and is included in selling, general and administrative expenses for the first six months of fiscal 2001.

Note 4.  Statement of Cash Flows Information (in millions)

                                                                         Six Months Ended
                                                                   Nov. 25,                Nov. 26,
                                                                   2001                    2000
                                                           ---------------------- -----------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid (refunded) for:
     Interest                                                   $     0.8               $     2.6
     Income taxes                                               $   (16.8)              $    56.7

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of common stock for employee benefit plans             $     4.3               $     4.1
Issuance of common stock to directors                           $     0.2               $     0.3

Issuance of restricted common stock                             $     1.4               $     2.4
Issuance of common stock in connection
  with the settlement of promissory note                        $    10.0               $       -
Change in unrealized gain on
  available-for-sale securities                                 $    12.3               $    21.6


Note 5.  Goodwill and Intangible Assets

Beginning  in  fiscal  2002,  we  adopted  SFAS No.  142,  "Goodwill  and  Other
Intangible Assets." As a result, we no longer amortize goodwill. Instead we annually evaluate goodwill for recoverability. We also evaluate goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption, we established reporting units based on our current reporting structure. We then assigned all goodwill to the reporting units, as well as other assets and liabilities, to the extent that they relate to the reporting unit. We have completed the first step of the transitional goodwill impairment test and have determined that no potential impairment exists. As a result, we have recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill for fiscal 2002 are as follows (in millions):


                                                         Analog             All
                                                         Segment           Others         Total
                                                     --------------- -------------- --------------
Balances at May 27, 2001                                  $130.4            $1.7         $132.1
Goodwill acquired during the first quarter of
  fiscal 2002                                               27.6             -             27.6
                                                     --------------- -------------- --------------
Balances at November 25, 2001                             $158.0            $1.7         $159.7
                                                     =============== ============== ==============

Other intangible assets, which will continue to be amortized, consist of the following (in millions):

                                                           Nov. 25,                May 27,
                                                             2001                   2001
                                                     ---------------------- ----------------------
Patents                                                     $4.9                   $4.9
Less accumulated amortization                                1.2                    0.8
                                                     ---------------------- ----------------------
                                                            $3.7                   $4.1
                                                     ====================== ======================


We expect annual amortization expense to be (in millions):

2002                                        $1.0
2003                                         1.0
2004                                         1.0
2005                                         1.0
2006                                         0.2
-------------------------------------------------
                                            $4.2
                                          ========

Amortization expense was (in millions):

                                                        Three Months Ended              Six Months Ended
                                                        Nov. 25,     Nov. 26,          Nov. 25,     Nov. 26,
                                                           2001         2000              2001         2000
                                                        ------------ -----------       ------------ -----------
Goodwill amortization                                    $      -    $      2.7         $      -     $     4.4
Patent amortization                                            0.2          0.2               0.4          0.2
                                                        ------------ -----------       ------------ -----------
 Total amortization                                      $     0.2   $      2.9         $     0.4    $     4.6
                                                        ============ ===========       ============ ===========

Pro forma net income (loss) and net income (loss) per share exclusive of amortization expense was (in millions):

                                                        Three Months Ended              Six Months Ended
                                                        Nov. 25,     Nov. 26,          Nov. 25,     Nov. 26,
                                                           2001         2000              2001         2000
                                                        ------------ -----------       ------------ -----------
Net income (loss), as reported                            $  (46.6)    $  106.7          $ (101.2)    $  250.9
Add back:
  Goodwill amortization                                        -            2.7               -            4.4
                                                        ------------ -----------       ------------ -----------
Net income (loss) - pro forma                             $  (46.6)    $  109.4          $ (101.2)    $  255.3
                                                        ============ ===========       ============ ===========

Basic earnings (loss) per share, as reported              $  (0.26)    $   0.60          $  (0.58)    $   1.41
Add back:
  Goodwill amortization                                       -            0.01              -            0.02
                                                        ------------ -----------       ------------ -----------
Basic earnings (loss) per share - pro forma               $  (0.26)    $   0.61          $  (0.58)    $   1.43
                                                        ============ ===========       ============ ===========

Diluted earnings (loss) per share, as reported            $  (0.26)    $   0.56          $  (0.58)    $   1.29
Add back:
  Goodwill amortization                                       -            0.01              -            0.03
                                                        ------------ -----------       ------------ -----------
Diluted earnings (loss) per share - pro forma             $  (0.26)    $   0.57          $  (0.58)    $   1.32
                                                        ============ ===========       ============ ===========

Note 6.  Restructuring of Operations and Cost Reduction Programs

During the second quarter and first six months of fiscal 2002, we paid severance of $0.8 million and $12.8 million, respectively, to a total of 469 employees as part of the cost-reduction program we announced in May 2001. We also paid $1.5 million and $3.0 million for other exit-related costs during the second quarter and first six months of fiscal 2002, respectively. Those costs were primarily associated with restructuring actions we originally announced in fiscal 1999. Included in accrued liabilities at November 25, 2001, is $14.5 million related to actions that were not yet completed. Of this amount, $7.4 million represents costs related to the May 2001 cost reduction program. The remaining amount represents facility dismantling costs for the closure of the Greenock 4-inch facility and lease obligations associated with other restructuring actions.

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

Note 8.  Segment Information

The following tables present information related to our reportable segments (in millions):

                                            Information
                              Analog        Appliance          All                              Total
                              Segment        Segment          Others       Eliminations      Consolidated
                           -------------- --------------- --------------- ---------------- -----------------
Three  months ended
 November 25, 2001:

Sales to unaffiliated
 customers                   $   275.9      $    52.9      $     37.7     $        -          $    366.5
                           ============== =============== =============== ================ =================

Segment loss before
  income taxes               $   (13.0)     $   (19.2)     $    (11.9)    $        -          $    (44.1)
                           ============== =============== =============== ================ =================

Three months ended
  November 26, 2000:

Sales to unaffiliated
customers                    $   416.4      $    65.4      $    113.2     $        -          $    595.0
                           ============== =============== =============== ================ =================

Segment income (loss)
before income
taxes                        $   125.4      $   (19.6)     $     27.6     $        -          $    133.4
                           ============== =============== =============== ================ =================



                                            Information
                              Analog        Appliance          All                              Total
                              Segment        Segment          Others       Eliminations      Consolidated
                           -------------- --------------- --------------- ---------------- -----------------
Six months ended
  November 25, 2001:

Sales to unaffiliated
Customers                   $    527.9     $     96.6      $     81.3      $        -           $   705.8
                           -------------- --------------- --------------- ---------------- -----------------

Segment loss before
  income taxes              $    (35.8)    $    (49.0)     $    (11.4)     $        -           $   (96.2)
                           ============== =============== =============== ================ =================

Six  months ended
  November 26, 2000:

Sales to unaffiliated
customers                   $    877.6     $    131.1      $    227.1      $        -           $ 1,235.8
Inter-segment sales                -              0.1             -               (0.1)              -
                           -------------- --------------- --------------- ---------------- -----------------

Net sales                   $    877.6     $    131.2      $    227.1      $      (0.1)        $ 1,235.8
                           ============== =============== =============== ================ =================

Segment income (loss)
before income
taxes and extraordinary
item                        $    284.0      $   (38.1)     $     67.8      $        -           $   313.7
                           ============== =============== =============== ================ =================


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

Overview
We recorded net sales of $366.5 million and $705.8 million for the second quarter and first six months of fiscal 2002, respectively. This represented a 38 percent and 43 percent decline, respectively, from sales of $595.0 million and $1,235.8 million for the comparable periods of fiscal 2001. The decline in sales came from lower demand seen broadly across semiconductor markets. For the second quarter and first six months of fiscal 2002, we had a net loss of $46.6 million and $101.2 million, respectively. This compares to net income of $106.7 million and $250.9 million, respectively, for the second quarter and first six months of fiscal 2001. Operating results for fiscal 2002 were primarily affected by lower sales as a result of slower demand. The net loss for the first six months of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition in the first quarter of Wireless Solutions Sweden AB. In comparison, net income for the first six months of fiscal 2001 included special items from the first quarter of $6.4 million. Those special items included a $4.1 million in-process R&D charge related to the acquisition of the Vivid Semiconductor business and a $2.3 million charge for restructuring of operations.

Sales
The following discussion is based on our operating segments described in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 27, 2001.

Our sales for the second quarter and first six months of fiscal 2002 declined significantly as market conditions for the semiconductor industry remained weak compared to the prior year. The sales decline was primarily due to decreased volume of shipments. To a lesser extent, lower average selling prices were also a factor.

The Analog segment, which represents 75 percent of our total sales, experienced declines in sales of 34 percent for the second quarter and 40 percent for the first six months of fiscal 2002 compared to the corresponding periods of fiscal 2001. The declines were mostly due to a large drop in unit volume together with some decreases in average selling prices. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, declined by 43 percent and 46 percent for the second quarter and first six months of fiscal 2002, respectively, over sales for the corresponding periods of fiscal 2001. Sales of display products increased by 2 percent for the second quarter of fiscal 2002 over sales for the same quarter of fiscal 2001, as a large increase in unit volume more than offset decreases in average selling prices. For the comparative six-month period, sales of display products in fiscal 2002 declined by 19 percent from sales in fiscal 2001. In the broad-based analog markets, sales of power management and amplifier products were down for the second quarter of fiscal 2002 by 38 percent and 42 percent, respectively, from the same period last year. For the first six months, sales of these products in fiscal 2002 were down by 47 percent and 46 percent, respectively, from sales in fiscal 2001.

Sales for the second quarter and first six months of fiscal 2002 for the Information Appliance segment declined 19 percent and 26 percent, respectively, from sales for the comparable periods of fiscal 2001. The decline was primarily driven by lower unit volume as average selling prices remained fairly steady. Since a large part of our portfolio of information appliance products is still consumed in the PC marketplace, the year-to-year slowdown in demand for personal computers and PC-related products contributed to the decline in sales for the Information Appliance segment. In addition, the market adoption of emerging information appliances that are not PCs has been slower than expected.

Gross Margin
Gross margin as a percentage of sales decreased to 35 percent and 34 percent for the second quarter and first six months of fiscal 2002, respectively, from gross margin of 51 percent and 52 percent for the same periods of fiscal 2001. The erosion in gross margin was primarily driven by lower factory utilization. Wafer fabrication capacity utilization during the first half of fiscal 2002 ran at 48 percent, as production activity was reduced considerably by the weakened business conditions in the semiconductor industry. This compares with wafer fabrication capacity utilization during the first half of fiscal 2001 of 88 percent, when business conditions in the semiconductor industry were very strong.

Research and Development
Our research and development expenses for the second quarter of fiscal 2002 decreased 2 percent from R&D expenses for the second quarter of fiscal 2001, mainly reflecting reduced spending for new product development. For the first six months of fiscal 2002, our R&D expenses increased 2 percent over R&D expenses for the first six months of fiscal 2001. The fiscal 2002 and 2001 amounts for the first six months exclude $1.1 million and $4.1 million, respectively, for in-process R&D charges related to acquisitions. The in-process R&D charges are included as a component of special items in the condensed consolidated statements of operations. Higher R&D expenses for the first six months of fiscal 2002 result mainly from a license agreement with Taiwan Semiconductor Manufacturing Company. This agreement, which began in fiscal 2001, allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our Maine facility as desired, if and when those processes are developed by TSMC. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products in the markets for wireless handsets, displays, information appliances and information infrastructure. Through the first six months of fiscal 2002, we devoted approximately 74 percent of our R&D effort towards new product development and 26 percent towards the development of process and support technology. Compared to the first six months of fiscal 2001, this represents a 7 percent decrease in spending for new product development and a 27 percent increase in spending for process and support technology. While spending for new product development declined slightly, we continue to focus our R&D investment on our key strategic programs. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.

Selling, General and Administrative
Our selling, general and administrative expenses for the second quarter and first six months of fiscal 2002 declined 14 percent and 26 percent, respectively, from SG&A expenses for the comparable periods of fiscal 2001. The fiscal 2001 SG&A expenses for the first six months included a $20.5 million expense associated with the charitable donation of equity securities that were part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. Excluding this expense, SG&A expenses for the first six months of fiscal 2002 declined 17 percent from SG&A expenses for the comparable fiscal 2001 period. Overall, the decline in fiscal 2002 expenses reflect actions that we implemented in the second half of fiscal 2001 to reduce spending in response to weakened business conditions.

Interest Income and Interest Expense
For the second quarter and first six months of fiscal 2002, we earned net interest income of $5.5 million and $12.5 million, respectively, compared to $15.2 million and $29.3 million for the comparable periods of fiscal 2001. The decrease in net interest income was primarily due to lower average interest rates on lower average cash balances during fiscal 2002 compared to fiscal 2001. Offsetting interest expense was slightly lower for fiscal 2002 as we continued to reduce our outstanding debt balances.


Other Income (Expense), Net
Other income (expense), net was $(0.6) million and $4.5 million for the second quarter and first six months of fiscal 2002, respectively, compared to $8.4 million and $45.9 million for the comparable periods of fiscal 2001. The components of other expense, net for the second quarter of fiscal 2002 included a $1.0 million net loss, which was partially offset by $0.4 million of net intellectual property income. The net loss included a $0.2 million loss from equity investments, $0.2 million of non-operating losses associated with an investment partnership and $0.6 million of other miscellaneous losses. For the first six months of fiscal 2002, other income, net included $1.7 million of net intellectual property income and a $5.4 million net gain from equity investments. This was offset by $2.0 million of non-operating losses associated with an investment partnership and $0.6 million from other miscellaneous losses. Other income, net for the second quarter of fiscal 2001, included $3.1 million of net intellectual property income, a net gain of $2.7 million from equity investments and $2.6 million of non-operating income associated with an investment partnership. For the first six months of fiscal 2001, other income, net included an additional net gain of $36.1 million from equity investments and an additional $1.4 million of net intellectual property income. The net gain from equity investments for the first six months of fiscal 2001 included a gain of $20.5 million from the distribution of equity securities that were part of our investment portfolio, which we donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation was included in SG&A expenses for the first quarter of fiscal 2001.

Income Tax Expense
We recorded income tax expense of $2.5 million and $5.0 million for the second quarter and first six months of fiscal 2002, respectively. This compares to income tax expense of $26.7 million and $62.8 million for the corresponding periods of fiscal 2001. The fiscal 2002 tax expense represents taxes due on international income, while we have not recognized a tax benefit on operating losses in the U.S. The fiscal 2001 tax expense is based on a 20 percent effective rate on both our U.S. and international operations.

Financial Condition
During the first six months of fiscal 2002, cash and cash equivalents decreased $109.6 million compared to an increase of $67.2 million for the first six months of fiscal 2001. The primary factors contributing to these changes are described below.

We generated cash from operating activities of $20.0 million for the first six months of fiscal 2002, compared to $314.9 million for the first six months of fiscal 2001. The net loss for the first six months of fiscal 2002 significantly reduced cash from operating activities, while a net positive change in working capital components had minimal impact. The positive effects from decreases in receivables and inventories were mostly offset by the net decrease in accounts payable, accrued liabilities and income taxes payable. For fiscal 2001, operating cash was primarily generated from net income, which was partially offset by a negative impact from changes in working capital components. The negative impact from changes in working capital components were from decreases in accounts payable and accrued liabilities and this was partially offset by a decrease in receivables.

Our investing activities used cash of $175.5 million for the first six months of fiscal 2002, compared to $148.4 million used for the first six months of fiscal 2001. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $69.7 million, net purchases of available-for-sale securities of $50.6 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million. Major uses of cash in fiscal 2001 included investment in property, plant and equipment of $121.2 million, net purchases of available-for-sale securities of $21.0 million and the acquisition of the Vivid Semiconductor business for $24.9 million.

Our financing activities generated cash of $45.9 million for the first six months of fiscal 2002, while they used cash of $99.3 million for the first six months of fiscal 2001. The primary source of cash was from the issuance of common stock under employee benefits plans in the amount of $54.8 million in fiscal 2002, which was offset by repayment of $8.9 million of our outstanding debt balances. The primary use of cash in fiscal 2001 was for our repurchase of
5.3 million shares of our common stock on the open market for $125.8 million. All of the shares of treasury stock were retired during the same fiscal 2001 period.

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

Recently Issued Accounting Standards
At the beginning of the first quarter of fiscal 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material impact on our financial statements as described in Note 2 to the condensed consolidated financial statements. We also adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of the first quarter of fiscal 2002. The impact of adoption of this statement is described in Note 5 to the condensed consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements. This Statement will be effective for our fiscal year 2003.

In October 2001, The Financial Accounting Standards Board also issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Though SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, it provides additional implementation guidance. SFAS No. 144 also supersedes the provisions of APB Opinion No. 30, "Reporting Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment as defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements. This statement will be effective for our fiscal year 2003.

Outlook
Although semiconductor market conditions in the first half of our fiscal year 2002 continued to be weak compared to fiscal year 2001, we experienced sequential growth in revenues for the second quarter from the first quarter. The sequential improvement was driven by new orders coming from wireless handset makers, PC suppliers and display manufacturers. For the second consecutive quarter we saw improvement over the preceding quarter in fill orders, which are orders received and shippable in the same quarter. While we expect the relatively strong trend in fill orders to continue into our third quarter, opening backlog for the current quarter was lower than what we had at the beginning of the second quarter. We also face post-Christmas seasonal slowdowns that have historically occurred in some of the end markets we serve as well as some of the regions in Asia that are affected by international holidays. Given these opposing factors, we anticipate that sales for the third quarter of fiscal 2002 will be at a similar level as sales for the second quarter we just completed, ranging from $350-$370 million. The actual level of sales we achieve in the third quarter of fiscal 2002 will depend upon the amount of fill orders we receive. If the level and pattern of fill orders that we experienced in the first half of fiscal 2002 are not sustained, the expected level of sales for the third quarter of fiscal 2002 may not be achieved. We also expect our gross margin percentage for the third quarter of fiscal 2002 to be similar to that of the recently completed second quarter, as wafer fabrication capacity utilization is expected to remain around 50 percent. Until we see more accelerated improvement in new orders, we plan to continue to control the level of production activity in our manufacturing facilities. For the third quarter of fiscal 2002, we currently anticipate operating results to be comparable to the results we had for the second quarter of fiscal 2002.

The September terrorist attacks on the U.S. and subsequent associated events have created additional uncertainty on the state of the U.S. economy overall. Although we did not experience any immediate direct adverse effect on our operations from the terrorist attacks, the longer-term and indirect consequences from this catastrophic event are not yet known. There can be no assurance that the economic and political climate will improve in the near future. If the slow business conditions in the global economy continue or become more severe, our future sales and operating results could be negatively impacted.


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


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Environmental Matters
In March 2001, the U.S. Environmental Protection Agency served us with an administrative complaint, compliance order and notice of opportunity for hearing. The complaint alleged that the EPA found certain violations of the Resource Conservation and Recovery Act in an inspection conducted in August 1997 at our Maine facility. In October 2001, we entered into a Consent Agreement and Final Order with the EPA settling this matter. We have agreed to pay a penalty of $42,120 and undertake certain environmental projects at the Maine plant costing at least $156,296. We will also submit reports about the environmental projects to the EPA. The matter is now concluded.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) National Semiconductor Corporation's Annual Meeting was held on September 21, 2001.

(b)  The following directors were elected at the meeting:

DIRECTOR                          FOR                       AUTHORITY WITHHELD
--------                          ---                       ------------------
Brian L. Halla                 154,241,686                        2,230,783
Gary P. Arnold                 154,364,891                        2,107,578
Richard J. Danzig              154,354,589                        2,117,880
Robert J. Frankenberg          154,390,520                        2,081,949
E. Floyd Kvamme                149,644,317                        6,828,152
Modesto A. Maidique            154,322,833                        2,149,636
Edward R. McCracken            154,355,959                        2,116,510

(c)  The following matter was also voted on at the meeting:

       Proposal to approve KPMG as auditors of the Company:

For:  155,227,971          Against:  552,649                  Abstain:  691,849


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

3.2  By Laws of the Company, as amended effective October 30, 2001.

4.1 Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

4.2 Rights Agreement (incorporated by reference from the Exhibits to our Registration Statement on Form 8-A filed August 10, 1988); First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to our Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995); Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to our Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997).

4.3 Indenture dated as of May 28, 1996 between Cyrix Corporation ("Cyrix") and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).


4.4 Registration Rights Agreements dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

(b)  Reports on Form 8-K

     No reports on form 8-K were filed for the quarter ending November 25, 2001.

     SIGNATURE
     ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  January 8, 2001                      \s\Robert E. DeBarr
                                            Robert E. DeBarr
                                            Controller
                                            Signing on behalf of the registrant
                                            and as principal accounting officer