Form 10-Q
period 2002-02-24
NATIONAL SEMICONDUCTOR CORP
filed 2002-04-10
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 24, 2002

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


 Title of Each Class                         Outstanding at February 24, 2002.
 -------------------                         ---------------------------------

Common stock, par value $0.50 per share                179,221,864

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                       Page No.
                                                                       --------
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months and Nine Months Ended February 24, 2002 and
  February 25, 2001                                                           3

Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited) for the Three Months and Nine Months Ended
  February 24, 2002 and February 25, 2001                                     4


Condensed Consolidated Balance Sheets (Unaudited) as of
   February 24, 2002  and May 27, 2001                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Nine Months Ended February 24, 2002 and February 25, 2001                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7-13

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      14-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         20

Part II.  Other Information

Item 1.   Legal Proceedings                                                  21

Item 6.   Exhibits and Reports on Form 8-K                                21-22

Signature                                                                    23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                                        Three Months Ended               Nine Months Ended
                                                      Feb. 24,     Feb. 25,            Feb. 24,     Feb. 25,
                                                        2002         2001                2002         2001
                                                     ------------ ------------        ------------ ------------
  Net sales                                             $ 369.5      $ 475.6            $1,075.3    $ 1,711.4
  Operating costs and expenses:
    Cost of sales                                         236.2        242.6               702.4        838.3
    Research and development                              110.3        112.0               329.7        327.8
    Selling, general and administrative                    64.6         76.3               196.9        255.7
    Special items                                           -           12.1                 1.1         18.5
                                                     ------------ ------------        ------------ ------------

  Total operating costs and expenses                      411.1        443.0             1,230.1      1,440.3
                                                     ------------ ------------        ------------ ------------

  Operating income (loss)                                 (41.6)        32.6              (154.8)       271.1
  Interest income, net                                      4.3         13.4                16.8         42.7
  Other income, net                                         2.0          3.0                 6.5         48.9
                                                     ------------ ------------        ------------ ------------

  Income (loss) before income taxes                       (35.3)        49.0              (131.5)       362.7
  Income tax expense                                        2.5          9.8                 7.5         72.6
                                                     ------------ ------------        ------------ ------------

  Net income (loss)                                     $ (37.8)     $  39.2            $ (139.0)   $   290.1
                                                     ============ ============        ============ ============

  Earnings (loss) per share:
       Basic                                            $  (0.21)    $   0.23           $   (0.79)  $     1.64
       Diluted                                          $  (0.21)    $   0.21           $   (0.79)  $     1.53

  Weighted-average shares:
       Basic                                              178.4        174.0               176.7        176.7
       Diluted                                            178.4        183.0               176.7        190.2

  Income (loss) used in basic and diluted
       earnings (loss) per share calculation            $ (37.8)     $  39.2            $ (139.0)   $   290.1



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)




                                                         Three Months Ended                Nine Months Ended
                                                        Feb. 24,     Feb. 25,           Feb. 24,      Feb. 25,
                                                         2002          2001               2002          2001
                                                      ------------ -------------       ------------ -------------
Net income (loss)                                         $(37.8)       $39.2             $(139.0)      $290.1

Other comprehensive income (loss), net of tax:
    Reclassification adjustment for net realized
      gain on available-for-sale securities
      included in net income (loss)                         (1.5)        (0.1)               (6.9)       (22.4)
    Unrealized gain (loss) on
      available-for-sale securities                         28.4         (2.6)               22.9         41.3
    Derivative instruments:
      Unrealized loss on cash flow hedges                   (0.1)         -                   -            -
                                                      ------------ -------------       ------------ -------------

Comprehensive income (loss)                               $(11.0)       $36.5             $(123.0)      $309.0
                                                      ============ =============       ============ =============




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)

                                                                    Feb. 24,                  May 27,
                                                                      2002                     2001
                                                             ------------------------ -----------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                           $   654.1                $   817.8
      Short-term marketable investments                                        32.4                      5.0
      Receivables, net                                                        126.4                    123.4
      Inventories                                                             145.5                    195.5
      Deferred tax assets                                                      97.2                     97.2
      Other current assets                                                     39.7                     36.1
                                                             ------------------------ -----------------------

      Total current assets                                                  1,095.3                  1,275.0

   Net property, plant and equipment                                          742.7                    815.7
   Long-term marketable debt investments                                      140.2                     46.6
   Other assets                                                               297.8                    225.0
                                                             ------------------------ -----------------------

   Total assets                                                            $2,276.0                 $2,362.3
                                                             ======================== =======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Short-term borrowings and current
        portion of long-term debt                                        $     10.3               $     29.4
      Accounts payable                                                         96.0                    126.4
      Accrued expenses                                                        218.7                    262.9
      Income taxes payable                                                     78.8                     53.1
                                                             ------------------------ -----------------------

      Total current liabilities                                               403.8                    471.8

   Long-term debt                                                              21.2                     26.2
   Other non-current liabilities                                              102.0                     96.4
                                                             ------------------------ -----------------------

      Total liabilities                                                       527.0                    594.4
                                                             ------------------------ -----------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                             89.6                     86.9
      Additional paid-in capital                                            1,382.2                  1,280.8
      Retained earnings                                                       293.4                    432.4
      Accumulated other comprehensive loss                                    (16.2)                   (32.2)
                                                             ------------------------ -----------------------

      Total shareholders' equity                                            1,749.0                  1,767.9
                                                             ------------------------ -----------------------

   Total liabilities and shareholders' equity                             $ 2,276.0                $ 2,362.3
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                                                 Nine Months Ended
                                                                             Feb. 24,          Feb. 25,
                                                                               2002               2001
                                                             ------------------------ -----------------------
      Cash flows from operating activities:
      Net income (loss)                                                     $(139.0)              $290.1
      Adjustments to reconcile net income (loss)
         with net cash provided by operations:
         Depreciation and amortization                                        171.5                179.0
         Gain on investments                                                   (6.9)               (40.8)
         Loss on disposal of equipment                                          3.1                  2.7
         Donation of equity securities                                          -                   20.5
         Noncash special items                                                  1.1                 18.5
         Other, net                                                             0.2                  0.3
         Changes in certain assets and liabilities, net:
            Receivables                                                        (1.9)               102.6
            Inventories                                                        50.0                (22.8)
            Other current assets                                               (3.7)                (0.9)
            Accounts payable and accrued expenses                             (71.9)              (115.7)
            Current and deferred income taxes                                  25.7                 10.8
            Other liabilities                                                   5.6                  4.5
                                                             ------------------------ -----------------------

      Net cash provided by operating activities                                33.8                448.8
                                                             ------------------------ -----------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                               (89.4)              (168.4)
      Maturity of available-for-sale securities                                39.5                 39.3
      Purchase of available-for-sale securities                              (160.1)               (28.0)
      Proceeds from sale of equity investments                                  8.7                 33.3
      Business acquisition, net of cash acquired                              (27.5)               (98.3)
      Purchase of software                                                    (16.8)               (10.0)
      Supplemental benefit plan                                               (14.7)                (3.5)
      Other, net                                                              (10.3)               (10.3)
                                                             ------------------------ -----------------------

      Net cash used by investing activities                                  (270.6)              (245.9)
                                                             ------------------------ -----------------------

      Cash flows from financing activities:
      Repayment of debt                                                       (14.1)               (14.9)
      Issuance of common stock, net                                            87.2                 48.5
      Purchase and retirement of treasury stock                                 -                 (173.5)
                                                             ------------------------ -----------------------

      Net cash provided by (used by) financing activities                      73.1               (139.9)
                                                             ------------------------ -----------------------

      Net change in cash and cash equivalents                                (163.7)                63.0
      Cash and cash equivalents at beginning of period                        817.8                778.8
                                                             ------------------------ -----------------------

      Cash and cash equivalents at end of period                            $ 654.1               $841.8
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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows (in millions):

                                                        Three Months Ended               Nine Months Ended
                                                         Feb. 24,     Feb. 25,           Feb. 24,    Feb. 25,
                                                           2002         2001               2002        2001
                                                        ------------ -----------        ----------- -----------
Net income (loss) used for basic and
  diluted earnings (loss) per share                       $(37.8)       $39.2            $(139.0)     $290.1
                                                        ============ ===========        =========== ===========

Number of shares:

Weighted average common shares outstanding
  used for basic earnings per share                        178.4        174.0              176.7       176.7

Effect of dilutive securities:

  Stock options                                              -            9.0                -          13.5
                                                        ------------ -----------        ----------- -----------

Weighted average common and potential
  common shares outstanding used for
  diluted earnings per share                               178.4        183.0              176.7       190.2
                                                        ============ ===========        =========== ===========


On February 24, 2002, we had options outstanding to purchase 35.4 million shares of common stock with a weighted-average exercise price of $27.71, which could potentially dilute basic earnings per share in the future. These options are not included in diluted earnings per share because their effect was antidilutive. On February 25, 2001, we had options outstanding to purchase 13.3 million shares of common stock with a weighted-average exercise price of $47.32, which could have potentially diluted basic earnings per share in the future. These options were also not included in diluted earnings per share as their effect was antidilutive.

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

As part of our risk management strategy we use derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from our underlying exposure, with gains and losses on the derivative contracts used to hedge them. We do not enter into any speculative positions in derivative instruments. We record all derivatives on the balance sheet at fair value.

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

We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of stockholders' equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. We recognize the ineffective portion of the gain or loss on the derivative, if any, in earnings during the period of change.

Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of a foreign currency denominated asset or liability are designated as fair value hedges. We recognize the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, in current earnings.

We measure hedge effectiveness for foreign currency forward contracts by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option's intrinsic value, which represents the change in the forward rate relative to the option's strike price.

We are also exposed to variable cash flow that is inherent in our variable-rate debt. We use an interest rate swap to convert the variable interest payments to fixed interest payments. We designate this derivative as a cash flow hedge. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to assume effectiveness under SFAS No. 133. We recognize amounts as interest expense as cash settlements are paid or received.

In accordance with our policy, we report hedge ineffectiveness from foreign currency derivatives for both options and forward contracts in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was immaterial for the third quarter and first nine months of fiscal 2002. The effective portion of all changes in derivatives is reported in the same financial statement line item as the changes in the hedged item.

On  February  24,  2002,  the  net  fair  values  of  foreign   currency-related
derivatives designated as cash flow hedges and fair value hedges were $0.3 million in other assets and immaterial in other accrued liabilities.

On February 24, 2002, unrealized gains or losses on derivative instruments, net of taxes, in accumulated other comprehensive income were immaterial. We had $0.6 million and $0.9 million of net realized losses from derivative instruments for the third quarter and first nine months of fiscal 2002, respectively.

Note 3.  Consolidated Financial Statement Details

Balance sheets (in millions):
                                                                  Feb. 24,                   May 27,
                                                                    2002                       2001
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                   $   6.0                   $   8.1
  Work in process                                                    89.4                     113.8
  Finished goods                                                     50.1                      73.6
                                                        --------------------------- ---------------------------

Total inventories                                                 $ 145.5                   $ 195.5
                                                        =========================== ===========================

Accumulated other comprehensive loss:
  Unrealized gain on available-for-sale securities                $  31.0                   $  15.0
  Minimum pension liability                                         (47.2)                    (47.2)
                                                        --------------------------- ---------------------------

                                                                  $ (16.2)                  $ (32.2)
                                                        =========================== ===========================

Statements of operations (in millions):

                                                          Three Months Ended              Nine Months Ended
                                                        Feb. 24,     Feb. 25,           Feb. 24,    Feb. 25,
                                                           2002         2001               2002        2001
                                                        ------------ -----------        ----------- -----------
Special items:
  In-process research and development charge                 $ -          $12.1             $ 1.1        $16.2
  Restructuring of operations                                  -            -                  -           2.3
                                                        ------------ -----------
                                                                                        ----------- -----------

                                                             $ -          $12.1             $ 1.1        $18.5
                                                        ============ ===========        =========== ===========

Interest income, net:
  Interest income                                            $ 5.3        $14.6             $20.1        $46.4
  Interest expense                                            (1.0)                          (3.3)        (3.7)
                                                                           (1.2)
                                                        ------------ -----------       ------------ -----------

Interest income, net                                         $ 4.3        $13.4             $16.8        $42.7
                                                        ============ ===========       ============ ===========

Other income, net:
  Net intellectual property income                           $ 1.0        $ 0.9             $ 2.7        $ 5.4
  Gain on investments, net                                     1.0          2.1               4.4         43.5
  Other                                                        -                             (0.6)        -
                                                                            -
                                                        ------------ -----------       ----------- ------------

 Total other income, net                                     $ 2.0        $ 3.0             $ 6.5        $48.9
                                                        ============ ===========       =========== ============

Included in gain on investments for the first nine months of fiscal 2001 is a gain of $20.5 million from the distribution of equity securities that were a part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. The expense associated with the donation also totaled $20.5 million and this amount is included in selling, general and administrative expenses for the first nine months of fiscal 2001.

Note 4.  Statement of Cash Flows Information (in millions)

                                                                         Nine Months Ended
                                                                 Feb. 24,                Feb. 25,
                                                                   2002                    2001
                                                           ---------------------- -----------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid (refunded) for:
     Interest                                                     $   3.2                  $  3.6
     Income taxes                                                 $ (18.2)                 $ 61.8

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of common stock for employee benefit plans               $   4.3                  $  4.1
Issuance of common stock to directors                             $   0.2                  $  0.3
Issuance of restricted common stock                               $   2.1                  $  7.5
Issuance of common stock in connection
  with the settlement of promissory note                          $  10.0                  $   -
Change in unrealized gain on
  available-for-sale securities                                   $  16.0                  $ 18.9

Note 5.  Goodwill and Intangible Assets

Beginning  in  fiscal  2002,  we  adopted  SFAS No.  142,  "Goodwill  and  Other
Intangible Assets." As a result, we no longer amortize goodwill. Instead we annually evaluate goodwill for impairment. We also evaluate goodwill whenever events and changes in circumstance suggest that the carrying amount may not be recoverable from its estimated future cash flows. Upon adoption of this financial standard, we established reporting units based on our current reporting structure. We then assigned all existing goodwill to the reporting units, as well as other assets and liabilities that relate to the reporting unit. We also completed the first step of the transitional goodwill impairment test and determined that no potential impairment existed at the time of adoption. As a result, we have recognized no transitional impairment loss in fiscal 2002 in connection with the adoption of SFAS No. 142.

The changes in the carrying amount of goodwill for fiscal 2002 are as follows (in millions):


                                                         Analog        All
                                                         Segment       Others          Total
                                                     --------------- -------------- --------------
Balances at May 27, 2001                                  $130.4            $1.7         $132.1
Goodwill acquired during fiscal 2002                        27.6             -             27.6
                                                     --------------- -------------- --------------
Balances at February 24, 2002                             $158.0            $1.7         $159.7
                                                     =============== ============== ==============

Other intangible assets, which will continue to be amortized, consist of the following (in millions):

                                                           Feb. 24,                May 27,
                                                             2002                   2001
                                                     ---------------------- ----------------------
Patents                                                     $4.9                   $4.9
Less accumulated amortization                                1.5                    0.8
                                                     ---------------------- ----------------------
                                                            $3.4                   $4.1
                                                     ====================== ======================

We expect annual amortization expense for these intangible assets to be (in millions):

2002                                        $1.0
2003                                         1.0
2004                                         1.0
2005                                         1.0
2006                                         0.2
-------------------------------------------------
                                            $4.2
                                          ========

Amortization expense was (in millions):

                                                          Three Months Ended              Nine Months Ended
                                                          Feb. 24,     Feb. 25,          Feb. 24,     Feb. 25,
                                                           2002         2001              2002         2001
                                                        ------------ -----------       ------------ -----------
Goodwill amortization                                      $   -      $     2.7         $     -      $     7.1
Patent amortization                                            0.3          0.2               0.7          0.4
                                                        ------------ -----------       ------------ -----------
Total amortization                                         $   0.3    $     2.9         $     0.7    $     7.5
                                                        ============ ===========       ============ ===========

Pro forma net income (loss) and net income (loss) per share exclusive of amortization expense was (in millions):

                                                        Three Months Ended              Nine Months Ended
                                                        Feb. 24,     Feb. 25,          Feb. 24,     Feb. 25,
                                                           2002         2001              2002         2001
                                                        ------------ -----------       ------------ -----------
Net income (loss), as reported                             $ (37.8)     $  39.2           $(139.0)     $ 290.1
Add back:
  Goodwill amortization                                        -            2.7               -            7.1
                                                        ------------ -----------       ------------ -----------
Net income (loss) - pro forma                              $ (37.8)     $  41.9           $(139.0)     $ 297.2
                                                        ============ ===========       ============ ===========

Basic earnings (loss) per share, as reported               $  (0.21)    $   0.23          $  (0.79)    $   1.64
Add back:
  Goodwill amortization                                       -             0.01             -             0.04
                                                        ------------ -----------       ------------ -----------
Basic earnings (loss) per share - pro forma                $  (0.21)    $   0.24          $  (0.79)    $   1.68
                                                        ============ ===========       ============ ===========

Diluted earnings (loss) per share, as reported             $  (0.21)    $   0.21          $  (0.79)    $   1.53
Add back:
  Goodwill amortization                                       -             0.02             -             0.03
                                                        ------------ -----------       ------------ -----------
Diluted earnings (loss) per share - pro forma              $  (0.21)    $   0.23          $  (0.79)    $   1.56
                                                        ============ ===========       ============ ===========

Note 6.  Restructuring of Operations and Cost Reduction Programs

During the third quarter and first nine months of fiscal 2002, we paid severance of $1.7 million and $14.5 million, respectively, to a total of 471 employees as part of the cost-reduction program we announced in May 2001. We also paid $1.7 million and $4.7 million for other exit-related costs during the third quarter and first nine months of fiscal 2002, respectively. Those costs were primarily associated with restructuring actions we originally announced in fiscal 1999. Included in accrued liabilities at February 24, 2002, is $11.1 million related to actions that were not yet completed. Of this amount, $5.5 million represents costs related to the May 2001 cost reduction program. The remaining amount represents facility dismantling costs for the closure of the Greenock 4-inch facility and lease obligations associated with other restructuring actions.

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

Note 8.  Segment Information

The following tables present information related to our reportable segments (in millions):

                                           Information
                              Analog        Appliance          All                              Total
                              Segment        Segment          Others       Eliminations      Consolidated
                           -------------- --------------- --------------- ---------------- -----------------
Three months ended
 February 24, 2002:
Sales to unaffiliated
customers                       $282.6         $ 45.1           $41.8        $     -              $369.5
                           ============== =============== =============== ================ =================

Segment loss before
income taxes                    $ (3.5)        $(23.1)          $(8.7)       $     -              $(35.3)
                           ============== =============== =============== ================ =================


Three months ended
 February 25, 2001:

Sales to unaffiliated
customers                       $346.2         $ 49.4           $80.0        $     -              $475.6
                           ============== =============== =============== ================ =================

Segment income (loss)
before income
taxes                           $ 60.4         $(25.6)          $14.2        $     -              $ 49.0
                           ============== =============== =============== ================ =================




                                           Information
                              Analog        Appliance          All                              Total
                              Segment        Segment          Others       Eliminations      Consolidated
                           -------------- --------------- --------------- ---------------- -----------------
Nine months ended
 February 24, 2002:
Sales to unaffiliated
customers                    $   810.5         $141.7          $123.1     $        -            $1,075.3
                           ============== =============== =============== ================ =================

Segment loss before
income taxes                 $   (39.3)        $(72.1)         $(20.1)    $        -            $ (131.5)
                           ============== =============== =============== ================ =================

Nine months ended
 February 25, 2001:

Sales to unaffiliated
customers                    $ 1,223.8         $180.5          $307.1     $        -            $1,711.4
Inter-segment sales                -              0.1             -               (0.1)              -
                           -------------- --------------- --------------- ---------------- -----------------

Net sales                    $ 1,223.8         $180.6          $307.1     $       (0.1)         $1,711.4
                           ============== =============== =============== ================ =================

Segment income (loss)
before income taxes
                             $   344.4         $(63.7)         $ 82.0     $        -            $  362.7
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

o        Critical Accounting Policies
We believe the following critical accounting policies are those policies that significantly affect the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgements:

1.       Revenue Recognition
We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. A provision for estimated future returns is recorded at the time of shipment. Approximately 46 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors for various programs, including, among other things, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net revenue, we must make significant judgements and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends and other related factors. To date the actual distributor activity has been consistent with the provisions we made in accordance with our estimates. However, because of the inherent nature of estimates, there is a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgements or estimates could result in variances that might be significant to reported operating results.

Intellectual property income is generally not classified as revenue. Such income is classified as non-operating income and is recognized when the license is delivered and no further obligations to the customer exist.

2.       Inventories
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write-down inventory below the current carrying value. While these estimates require us to make significant judgements and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us the ability to make reliable estimates. We also evaluate the carrying value of inventory for lower of cost or market on an individual product basis. Our evaluations are based on the difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less estimated cost of disposal. The carrying value of inventory is reduced to the lower of cost or the net realizable value. If actual market conditions and resulting product sales were to be less favorable than those projected by management, additional inventory write-downs may be required.

3. Impairment of Goodwill, Intangible Assets and Other Long-lived Assets We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment. We assess the impairment of goodwill and other intangible assets whenever events or changes in circumstances indicate that their fair value is more likely than not to be below their carrying value. Other intangible assets subject to this evaluation include patents we have acquired and technology licenses. We are required to make judgements and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of those factors we consider include:

o        Significant decrease in market value of an asset
o Significant changes in the extent or manner for which the asset is being used or in its physical condition o A significant change, delay or departure in our business strategy related to the asset o Significant negative change in the business climate, industry or economic conditions o Current period operating or cash flow losses combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

In view of the recent general economic decline, we are periodically evaluating whether an impairment of our intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated expected future undiscounted net cash flows to be generated by the assets over their estimated useful lives. If the estimated future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the estimated useful lives, we will record an impairment in the amount by which the carrying value of the assets exceeds their fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations, if and when the impairment is recorded. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

We performed a goodwill impairment review upon initial adoption of the new accounting rules for goodwill as of the beginning of fiscal 2002. We also plan to perform an annual review for goodwill impairment in our fourth fiscal quarter. Our impairment review is based on a discounted cash flow approach that uses our estimates of future revenues and costs for those business units with goodwill. We use a discount rate commensurate with the risk inherent in the current business model for the business unit with goodwill. Units with goodwill include our wireless business unit and displays business unit, which are operating segments within our Analog segment. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment. Such impairment charges could be significant and could have a material adverse effect on our financial position and results of operations.

o        Overview
We recorded net sales of $369.5 million and $1,075.3 million for the third quarter and first nine months of fiscal 2002, respectively. This represented a 22 percent and 37 percent decline, respectively, from sales of $475.6 million and $1,711.4 million for the comparable periods of fiscal 2001. The decline in sales came from lower demand seen broadly across semiconductor markets. For the third quarter and first nine months of fiscal 2002, we had a net loss of $37.8 million and $139.0 million, respectively. This compares to net income of $39.2 million and $290.1 million, respectively, for the third quarter and first nine months of fiscal 2001. Operating results for fiscal 2002 have been primarily affected by lower sales as a result of slower demand. While the net loss for the third quarter of fiscal 2002 included no special items, the net loss for the first nine months of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition in the first quarter of Wireless Solutions Sweden AB. In comparison, net income for the third quarter of fiscal 2001 included a special item of $12.1 million for an in-process R&D charge related to the acquisition of innoComm Wireless. Net income for the first nine months of fiscal 2001 included special items of $18.5 million. In addition to the in-process R&D charge from the innoComm Wireless acquisition, these special items included a $4.1 million in-process R&D charge related to the acquisition of the Vivid Semiconductor business and a $2.3 million charge for restructuring of operations.

o        Sales
The following discussion is based on our operating segments described in Note 12 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 27, 2001.

Our sales for the third quarter and first nine months of fiscal 2002 declined significantly year on year, as market conditions for the semiconductor industry remained weak compared to the prior year. Although we saw a slight increase in unit volume in the third quarter of fiscal 2002, the sales decline for the year was primarily due to decreased volume of shipments. To a lesser extent, lower average selling prices were also a factor for both the quarter and the first nine months of the year.

The Analog segment, which represents 75 percent of our total sales, experienced declines in sales of 18 percent for the third quarter and 34 percent for the first nine months of fiscal 2002 compared to the corresponding periods of fiscal 2001. Average selling prices were down in the third quarter of fiscal 2002 due to shifts in product mix as well as to declining prices on comparable products. Although volume was down on comparable products, total unit volume for the third quarter was somewhat mitigated by higher volume from recently introduced lower priced products. The decline for the first nine months of fiscal 2002 was mostly due to a large drop in unit volume together with some decreases in average selling prices. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, declined by 36 percent and 43 percent for the third quarter and first nine months of fiscal 2002, respectively, over sales for the corresponding periods of fiscal 2001. Sales of display products increased by 39 percent for the third quarter of fiscal 2002 over sales for the same quarter of fiscal 2001, as a large increase in unit volume more than offset decreases in average selling prices. As a result, sales of display products for the comparative nine-month period declined by only four percent from sales in fiscal 2001. In the broad-based analog markets, sales of power management and amplifier products were down for the third quarter of fiscal 2002 by 28 percent and 22 percent, respectively, from the same period last year. For the first nine months, sales of these products in fiscal 2002 were down by 42 percent and 39 percent, respectively, from sales in fiscal 2001.

Sales for the third quarter and first nine months of fiscal 2002 for the Information Appliance segment declined 9 percent and 22 percent, respectively, from sales for the comparable periods of fiscal 2001. The decline was primarily driven by lower unit volume, as average-selling prices remained fairly steady. Since a large part of our portfolio of information appliance products is still consumed in the PC marketplace, the year-to-year slowdown in demand for personal computers and PC-related products had a significant effect in the decline in sales for the Information Appliance segment. In addition, the market adoption of emerging information appliances that are not PCs has been slower than expected.

o        Gross Margin
Gross margin as a percentage of sales decreased to 36 percent and 35 percent for the third quarter and first nine months of fiscal 2002, respectively, from gross margin of 49 percent and 51 percent for the same periods of fiscal 2001. The erosion in gross margin was primarily driven by lower factory utilization. Wafer fabrication capacity utilization during the first nine months of fiscal 2002 ran at 49 percent, as production activity was reduced considerably by the weakened business conditions in the semiconductor industry. This compares with wafer fabrication capacity utilization during the first nine months of fiscal 2001 of 78 percent, when business conditions in the semiconductor industry were very strong. We also saw lower margins from some products in fiscal 2002, which contributed to lower gross margin. This was caused mostly from a shift in product sales mix and to a lesser extent from pricing pressure.

o        Research and Development
Our research and development expenses for the third quarter of fiscal 2002 decreased two percent from R&D expenses for the third quarter of fiscal 2001, mainly reflecting reduced spending for new product development. For the first nine months of fiscal 2002, our R&D expenses increased one percent over R&D expenses for the first nine months of fiscal 2001. The fiscal 2002 amount for the first nine months excludes $1.1 million for an in-process R&D charge related to an acquisition. The fiscal 2001 amounts for the third quarter and first nine months exclude $12.1 million and $16.2 million, respectively, for in-process R&D charges related to acquisitions. The in-process R&D charges are included as a component of special items in the condensed consolidated statements of operations. Higher R&D expenses for the first nine months of fiscal 2002 result mainly from a license agreement with Taiwan Semiconductor Manufacturing Company. This agreement, which began in fiscal 2001, allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our Maine facility as desired, if and when those processes are developed by TSMC. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products in the markets for wireless handsets, displays, information appliances and information infrastructure. Through the first nine months of fiscal 2002, we devoted approximately 74 percent of our R&D effort towards new product development and 26 percent towards the development of process and support technology. Compared to the first nine months of fiscal 2001, this represents a 10 percent decrease in spending for new product development and a 20 percent increase in spending for process and support technology. While spending for new product development declined slightly, we continue to focus our R&D investment on our key strategic programs. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.

o        Selling, General and Administrative
Our selling, general and administrative expenses for the third quarter and first nine months of fiscal 2002 declined 15 percent and 23 percent, respectively, from SG&A expenses for the comparable periods of fiscal 2001. The fiscal 2001 SG&A expenses for the first nine months included a $20.5 million expense associated with the charitable donation of equity securities that were part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. The fiscal 2001 SG&A expenses also included goodwill amortization of $2.7 million and $7.1 million for the third quarter and the first nine months, respectively. Since adopting new accounting rules beginning in fiscal 2002, we no longer record goodwill amortization. Excluding these expenses, SG&A expenses for the third quarter and first nine months of fiscal 2002 declined 12 percent and 14 percent, respectively, from SG&A expenses for the comparable fiscal 2001 period. Overall, the decline in fiscal 2002 expenses reflect actions that we implemented in the second half of fiscal 2001 to reduce spending in response to weakened business conditions. Those actions reduced payroll and employee benefit expenses, as well as discretionary selling and marketing program expenses.

o        Interest Income and Interest Expense
For the third quarter and first nine months of fiscal 2002, we earned net interest income of $4.3 million and $16.8 million, respectively, compared to $13.4 million and $42.7 million for the comparable periods of fiscal 2001. The decrease in net interest income was primarily due to lower average interest rates on lower average cash balances during fiscal 2002 compared to fiscal 2001. Offsetting interest expense was slightly lower for fiscal 2002 as we continued to reduce our outstanding debt balances.

o        Other Income, Net
Other income, net was $2.0 million and $6.5 million for the third quarter and first nine months of fiscal 2002, respectively, compared to $3.0 million and $48.9 million for the comparable periods of fiscal 2001. The components of other income, net for the third quarter of fiscal 2002 included a $1.5 million net gain from equity investments and $1.0 million of net intellectual property income, which were offset by $0.5 million of non-operating losses associated with an investment partnership. For the first nine months of fiscal 2002, other income, net included a $6.9 million net gain from equity investments and $2.7 million of net intellectual property income. This was offset by $2.5 million of non-operating losses associated with an investment partnership and $0.6 million from other miscellaneous losses. Other income, net for the third quarter of fiscal 2001, included a $2.0 million net gain from equity investments, $0.9 million of net intellectual property income and $0.1 million of non-operating income associated with an investment partnership. For the first nine months of fiscal 2001, other income, net included a $40.8 million net gain from equity investments, $5.4 million of net intellectual property income and $2.7 million of non-operating income associated with an investment partnership. The net gain from equity investments for the first nine months of fiscal 2001 included a gain of $20.5 million from the distribution of equity securities that were part of our investment portfolio, which we donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation was included in SG&A expenses for the first nine months of fiscal 2001.

o        Income Tax Expense
We recorded income tax expense of $2.5 million and $7.5 million for the third quarter and first nine months of fiscal 2002, respectively. This compares to income tax expense of $9.8 million and $72.6 million for the corresponding periods of fiscal 2001. The fiscal 2002 tax expense represents taxes due on international income, while we have not recognized a tax benefit on operating losses in the U.S. The fiscal 2001 tax expense is based on a 20 percent effective rate on both our U.S. and international operations.

o        Liquidity and Capital Resources
During the first nine months of fiscal 2002, cash and cash equivalents decreased $163.7 million compared to an increase of $63.0 million for the first nine months of fiscal 2001. We describe the primary factors contributing to these changes below:

We generated cash from operating activities of $33.8 million for the first nine months of fiscal 2002, compared to $448.8 million generated from operating activities in the first nine months of fiscal 2001. The net loss for the first nine months of fiscal 2002 significantly reduced cash from operating activities, which was partially offset by a smaller net positive change in working capital components. The positive effect from a decrease in inventories and an increase in income taxes payable was mostly offset by a net decrease in accounts payable and accrued expenses. For fiscal 2001, operating cash was generated primarily from net income adjusted for non-cash expenses, which was partially offset by a negative impact from changes in working capital components from decreases in accounts payable and accrued liabilities, which were partially offset by a decrease in receivables.

Our investing activities used cash of $270.6 million for the first nine months of fiscal 2002, compared to $245.9 million used for the first nine months of fiscal 2001. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $89.4 million, net purchases of available-for-sale securities of $120.6 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million. Major uses of cash in fiscal 2001 included investment in property, plant and equipment of $168.4 million and the payments of $98.3 million associated with the acquisitions of innoComm Wireless and the Vivid Semiconductor business.

Our financing activities generated cash of $73.1 million for the first nine months of fiscal 2002, while they used cash of $139.9 million for the first nine months of fiscal 2001. The primary source of cash was from the issuance of common stock under employee benefit plans in the amount of $87.2 million in fiscal 2002, which was offset by repayment of $14.1 million of our outstanding debt balances. The primary use of cash in fiscal 2001 was for our repurchase of
5.3 million shares of our common stock on the open market for $173.5 million. All of the shares of this treasury stock were retired during the same fiscal 2001 period. This more than offset cash inflow of $48.5 million from the issuance of common stock under employee benefit plans.

Management foresees substantial cash outlays for plant and equipment throughout the remainder of fiscal 2002, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide better manufacturing efficiency and productivity. However, we will continue to manage that activity in light of current business conditions. Based on current economic conditions, the fiscal 2002 capital expenditure level is expected to be lower than the fiscal 2001 level. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments remaining for fiscal 2002 and into fiscal 2003. Our cash and investment balances are dependent on continued collection of customer
receivables  and  the  ability  to  sell  inventories.   Although  we  have  not
experienced major problems with our customer receivables, continued and significant declines in overall economic conditions will probably impact sales and may lead to problems with customer receivables. In addition, major declines in financial markets would probably cause reductions in our cash equivalents and marketable investments.

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of February 24, 2002:


(in millions)                     Fiscal Year:                                           2007 and
                                      2002         2003       2004      2005     2006    thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Contractual obligations:
Debt obligations                     $  6.6       $  4.6     $  2.1    $ 18.2       -           -       $ 31.5
Noncancellable
  operating leases                      5.0         14.9       12.8      10.7       7.0        10.6       61.0
Fairchild manufacturing
  agreement                             4.8         20.0        -         -         -           -         24.8
Licensing agreements:
  TSMC                                  7.3         32.0       32.0      32.0      19.0         -        122.3
  Other                                 1.3         13.1        5.9       0.9                   -         21.2
                                 --------------- ---------- --------- --------- -------- ------------- ----------

Total                                $ 25.0       $ 84.6     $ 52.8    $ 61.8    $ 26.0      $ 10.6     $260.8
                                 =============== ========== ========= ========= ======== ============= ==========

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                          $ 20.4          -          -         -         -           -       $ 20.4
                                 =============== ========== ========= ========= ======== ============= ==========

o        Recently Issued Accounting Standards
At the beginning of the first quarter of fiscal 2002, we adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The adoption of this statement did not have a material impact on our financial statements as described in Note 2 to the condensed consolidated financial statements. We also adopted SFAS No. 142, "Goodwill and Other Intangible Assets" at the beginning of the first quarter of fiscal 2002. The impact of adoption of this statement is described in Note 5 to the condensed consolidated financial statements.

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

o        Outlook
Although semiconductor market conditions for fiscal 2002 continued to be weak compared to that in fiscal 2001, we experienced sequential quarterly growth in new orders in the third quarter. The sequential improvement was driven by new orders coming from wireless handset makers, PC suppliers and display manufacturers. Fiscal 2002 sales for the third quarter, which is typically a down quarter, increased slightly over sales for the second quarter. For the third consecutive quarter we also saw improvement over the preceding quarter in fill orders, which are orders received with delivery requested in the same quarter. We expect the relatively strong trend in fill orders to continue into our fourth quarter. Our order backlog at the beginning of the fourth quarter was greater than what we had at the beginning of the third quarter. In light of these factors, we anticipate that sales for the fourth quarter of fiscal 2002 will increase by 6 to 9 percent over sales for the third quarter, ranging from $390-$405 million. While our fiscal fourth quarter has historically been seasonally strong, it is also possible this trend may not occur. The actual level of sales we achieve in the fourth quarter of fiscal 2002 will depend upon the amount of fill orders we receive. If the level and pattern of fill orders that we have so far experienced throughout fiscal 2002 are not sustained, the expected level of sales for the fourth quarter of fiscal 2002 will not be achieved. We also expect our gross margin percentage for the fourth quarter of fiscal 2002 to improve over the recently completed third quarter to the 38-40 percent range, as wafer fabrication capacity utilization is expected to run in the mid-to-high fifty percent range. We plan to continue to control the level of production activity in our manufacturing facilities in alignment with order levels and economic conditions. For the fourth quarter of fiscal 2002, we currently anticipate operating results to improve over the third quarter of fiscal 2002.

The September terrorist attacks on the U.S. and subsequent associated events have created additional uncertainty on the state of the U.S. economy overall. Although we did not experience any immediate direct adverse effect on our operations from the terrorist attacks, the longer-term and indirect consequences from this catastrophic event are not yet known. There can be no assurance that the economic and political climate will improve in the near future. If the slow business conditions in the global economy continue or become more severe, our future sales and operating results will be negatively impacted.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff sought disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff had alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action sought to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14 million. In February 2002, the judge in the case granted the motion for summary judgment filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case in March 2002.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

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

3.2 By Laws of the Company, as amended effective October 30, 2001 (incorporated by reference from the Exhibits to our Form 10-K for the quarter ended November 25, 2001 filed January 9, 2002).

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

10.1 Management   Contract  or  Compensatory   Plan  or  Arrangement:   Deferred
     Compensation Plan.

10.2 Management  Contract  or  Compensatory  Plan  or  Arrangement:   Settlement
     Agreement and General Release with Richard A. Wilson.

(b)      Reports on Form 8-K
         -------------------

          No   reports on form 8-K were filed for the  quarter  ending  February
          24, 2002.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 9, 2002                         \s\Robert E. DeBarr
                                             -------------------
                                             Robert E. DeBarr
                                             Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer