Form 10-K
period 2002-05-26
NATIONAL SEMICONDUCTOR CORP
filed 2002-08-16
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended May 26, 2002
                                       OR

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of National as of June 28, 2002, was approximately $4,059,592,390. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 28, 2002, was 180,799,043.

DOCUMENTS INCORPORATED BY REFERENCE
         Document                                         Location in Form 10-K
         --------                                         ---------------------

Portions of the Proxy Statement for the Annual Meeting of               Part III
  Stockholders to be held on or about October 18, 2002.

Portions of the Company's Registration Statement on Form S-3,            Part IV
  Registration No. 33-48935, which became effective October 5, 1992.

Portions of the Company's Registration Statement on Form S-3,            Part IV
  Registration No. 33-52775, which became effective March 22, 1994.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-57029, which became effective June 17, 1998.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 33-61381, which became effective July 28, 1995.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-53801, which became effective May 28, 1998.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-09957, which became effective August 12, 1996.

Portions of Cyrix Corporation's Registration Statement on Form S-3,      Part IV
  Registration No. 333-10669, which became effective August 22, 1996.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-48424, which became effective October 23, 2000.

Portions of the Proxy Statement for the Annual Meeting held              Part IV
September 26, 1997.

Portions of the Company's Post Effective Ammendment No. 1                Part IV
  on Form S-8 to  Registration Statement on Form S-4,
  Registration No. 333-38033-01 whichBecame effective November 18, 1997.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  RegistrationNo. 333-23477 which became effective March 17, 1997.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-63614, which became effective June 22, 2001.

Portions of the Company's Registration Statement on Form S-8,            Part IV
  Registration No. 333-70040, which became effective September 24, 2001.

The Index to Exhibits is located on pages 72-74.

ITEM 1. BUSINESS

The statements contained in this report that are forward-looking are based on current expectations and estimates. Actual results may differ materially from our forward-looking statements. Forward-looking statements involve a number of risks and uncertainties. These risks and uncertainties include, but are not limited to, the general economy, regulatory and international economic conditions, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, personal computer and communications infrastructure industries, the effects of legal and administrative cases and proceedings, and other risks and uncertainties that we may discuss from time to time in our other reports and filings with the SEC.

General Our strategy is to provide systems on a chip for our key trendsetting data highway partners, using our analog expertise as a starting point for forward integration. We design, develop, manufacture and market a wide array of semiconductor products, including a broad line of analog, mixed-signal and other integrated circuits. These products address a variety of markets and applications, including:

  o  wireless communications;               o  power management;
  o  flat panel and CRT displays;           o  imaging;
  o  information appliances;                o  local and wide area networks;
  o  personal systems;                      o  consumer.

National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967.

Recent Acquisitions

In April 2002, we acquired the Finnish company Fincitec Oy, and its related company, ARSmikro OU, based in Estonia. These two companies develop low-voltage, low-power application specific integrated circuits for battery-powered devices. We made this acquisition to strengthen our development capabilities for power management circuits for the portable market and to expand our suite of integrated and discrete silicon solutions for handheld devices, including cell phones, personal digital assistants, digital cameras and similar electronic devices. In June 2001, we acquired Wireless Solutions Sweden AB, a former subsidiary of Allgon AB. Wireless Solutions is a developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including BluetoothTM. This acquisition should help us to deliver complete wireless reference designs, including silicon chipsets, hardware and software. These acquisitions were accounted for using the purchase method of accounting.

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

     We manufacture an extensive range of analog intensive, mixed-signal and digital products, which are used in numerous vertical markets. While no precise industry standard exists for analog and mixed-signal devices, we consider products which process analog information or convert analog to digital or digital to analog as analog and mixed-signal devices.

     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer market, and more narrowly defined markets such as wireless handsets; displays, imaging and human interface; information infrastructure and information appliances. Our analog and mixed-signal devices include:

  o   amplifiers and regulators;                 o   image sensors;
  o   power monitors and line drivers;           o   radio frequency;
  o   audio amplifiers;                          o   display drivers and signal
                                                     processors.

Other products with significant digital to analog or analog to digital capability include products for local area and wireless networking and wireless communications, as well as products for personal systems and personal communications, such as input/output devices. We use the brand name 'Super I/O' to describe our integrated circuits that handle system peripheral and input/output functions on the personal computer motherboard.

Corporate Organization; Product Line Business Units

We are comprised of various product line business units which are combined to form groups. In fiscal 2002, our operations were organized in the following five groups: the Analog Group, the Information Appliance and Wireless Group, the Displays Group, the Wired Communications Group and the Custom Solutions Group.

     Analog Group: Analog products are a vital technology link that connects the physical world with digital information. They are used to enable and enrich the experience of sight and sound of many electronic applications. In addition to the real world interfaces, analog products are used extensively in power management and signal conditioning applications.

     We have achieved a leadership position with our power management technology. Our diverse portfolio of innovative intellectual property enables us to develop building block products, application specific standard products and full custom large-scale integrations for our key customers in applications such as wireless handsets and flat panel displays. In signal path applications, our innovative and high-performance building blocks and application specific standard products allow our customers to differentiate their systems.


     The Analog Group designs, develops and manufactures a wide range of products including:

o   Power management products (power conversion, regulation and conservation);
o   High-performance operational amplifiers;
o   High-performance analog-to-digital converters;
o   High efficiency audio amplifiers;
o   Thermal management products.

     With  our  leadership  in  small  and   innovative   packages  and  process
technology, we are focusing on high growth markets that require portability, such as cellular telephones and wireless handheld devices. We are using our analog expertise as the initial point to integrate systems on a chip aimed at the wireless, displays, notebook computer and information appliance markets. Current offerings include audio subsystems and a complete power management unit for the GSM wireless product applications. We are increasing our penetration into the top tier original equipment manufacturer customer base in the wireless and display market segment. Nearly 42 percent of the Analog Group's revenues are derived from original equipment manufacturers, while the remaining 58 percent come from authorized distributors worldwide.

     The Enhanced Solutions business unit, which is part of the Analog Group, supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.

     Displays Group: The Displays Group consists of our Flat Panel Displays and CRT Displays business units. We are a leader in analog video processing solutions for the displays market. The Displays Group develops and manufactures various products that provide higher resolution and brighter color for flat panel monitors, CRT monitors and notebook TFT displays.

     The Flat Panel Displays business unit provides a variety of innovative products for notebook TFT displays and flat panel monitors. Our products include a variety of timing controllers, low voltage differential signal (LVDS) data receivers, LVDS transmitters and column drivers. In the notebook TFT displays segment, we maintain approximately 40% market share in the integrated LVDS receiver and timing controllers. The Flat Panel Displays business unit also continues to expand its position in the discrete LVDS market. Recent new product introductions include a new family of column drivers that use the industry standard reduced swing differential signaling (RSDS) digital interface technology. The Flat Panel Displays business unit continues to drive towards integration by developing a scaler chip targeted at high-end notebooks and stand-alone flat panel monitors. We are also developing new product offerings for the mobile handset market.

     The CRT Displays business unit offers a variety of video drivers and pre-amplifiers that go into CRT monitors. While unit volume of CRT monitors is generally expected to decline over time due to the increasing penetration of flat panel displays, the size of the overall market and the benefits of video neckboard integration continue to drive innovation at the integrated circuit level. Our product offerings include the integrated low cost family of CMOS pre-amplifiers with on-screen display, high gain drivers and integrated bias clamp.

     Information Appliance and Wireless Group: The Information Appliance and Wireless Group consists of our Information Appliance, Wireless and Advanced I/O business units. The Information Appliances business unit focuses on providing easier access to the internet with our Geode product family of silicon and system solutions. The Geode technology merges complex functionality, such as processing, system logic, graphics, audio and video decompression on to one highly integrated device. Built around the core of the x86 microprocessor, this technology allows for optimized power, performance and price. Coupled with our analog and mixed-signal communication capabilities, this technology allows us to offer efficient flexible solutions, making communication and information access easier. The Information Appliance business unit focuses on serving three market segments:

o Enterprise thin-clients that are computer systems with low power consumption and minimal memory that leverage application software from a centralized server;
o Personal access devices that are lightweight, hand held internet access terminals;
o Interactive TV set-top boxes that provide internet access through the television.

     The Wireless business unit delivers solutions that perform the radio, baseband controller, power management and related functions primarily for handsets and base stations in the cellular and cordless telephone markets. The Wireless business unit leverages three technologies:

o    Global Systems for Mobile Communications;
o    BluetoothTM;
o    Digital Cordless Telephone technology.

     Our GSM chipset solution combines the radio transceiver, digital baseband, analog baseband and power management into one solution. Our BluetoothTM enabled product offering provides wireless connectivity between various consumer and commercial applications. The newest generation of BluetoothTM devices and the wide personal access BluetoothTM module offers a highly integrated solution for future applications. Our digital cordless technology allows us to offer some of the most flexible system solutions available today for the digital cordless telephone. With a unique baseband platform, one single baseband chip supports combined voice/data, repeaters, base stations and handsets.

     The Advanced I/O business unit provides input/output, including our Super I/O product, and manageability solutions to the server, desktop client, mobile client and the emerging trusted client market segments. We have recently introduced products that address remote server management and security technology for future generations of customers.

     Wired Communications Group: The Wired Communications Group consists of the Enterprise Networks and Network Interface business units. The Enterprise Network business unit provides complete solutions for networking security and networking management. Combining state-of-the-art analog and digital technologies, Enterprise Network products include ultra-low power physical layer devices, wire-speed packet processors, cost effective switch fabrics and highly scalable next-generation EthernetMAXTM products. In fiscal 2002, we announced our collaboration efforts with Vitesse Semiconductor for developing end-to-end solutions to accelerate adoption of high-performance and cost-effective gigabit ethernet technologies. Vitesse Semiconductor is a designer and supplier of innovative, high-performance integrated circuits and optical modules used in next generation networking and optical communications equipment. As a result of the collaboration efforts, we introduced a high-performance, low power, cost-effective 16-port gigabit ethernet switch, which is a complete gigabit switch solution for enterprise networking systems. By leveraging our innovation, technology breadth of building blocks and our analog expertise, we now offer a complete end-to-end solution, the Gigabit MAC and Gigabit PHY for network interface cards, and the Gigabit Switch system solution.

     In fiscal 2002, we formed a strategic relationship with iReady Corporation to deliver the industry's first fully integrated line-speed transport off-load solution, the EthernetMAX core (Media Access Xcclerator). iReady is a leader in hardware accelerated internet protocol processing. This strategic partnership is aimed at delivering next-generation semiconductor solutions for the Gigabit Ethernet and iSCSI storage networking markets. iSCSI, a new IP-based storage networking standard for linking data storage facilities, is expected to help bring about rapid development of the storage area network market by increasing the capabilities and performance of storage data transmission.

     The Network Interface business unit is focused on the development of high-speed differential interconnect products for infrastructure equipment that support wireless, telecom, data networking and professional video applications. Our products are used in backplane and cable intraconnects within these systems.


     Custom Solutions Group: Custom Solutions supplies a range of application-specific and standard integrated circuits for targeted customers in the telecommunications, automotive and consumer electronics markets. This group engages with other internal product line business units to facilitate the exchange and acquisition of intellectual property to deliver systems-on-a-chip solutions for key strategic partners. The breadth of Custom Solutions product offerings include:

o    Custom-specific designs that provide systems-on-a-chip solutions;
o A wide range of CMOS image sensors specifically designed for a variety of commercial and industrial imaging applications;
o CR16 core and ARM 7 processors, combined with dedicated application specific software to address the device connectivity market;
o General-purpose 8-bit and 16-bit microcontrollers to address a wide variety of applications in the communication, consumer and automotive segments.

     Worldwide Marketing and Sales and Central Technology and Manufacturing Group. Separately from our business operating groups, our corporate structure includes centralized Worldwide Marketing and Sales and a Central Technology and Manufacturing Group.

     Worldwide Marketing and Sales is structured around the four major regions of the world where we operate -- the Americas (North and South Americas), Europe, Japan and Asia Pacific -- and unites our worldwide sales and marketing organization.

     CTMG manages all production, including manufacturing requirements that are outsourced, and Central Support Technology. Central Support Technology includes process technology, which provides pure research and process development necessary for many of our core production processes, packaging technology and leading edge research. CTMG provides a range of process libraries, product cores and software that is shared among our product lines to develop system level solutions. It is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout and simulation.

Segment Financial Information and Geographic Information.
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into segments. Under the criteria in SFAS No. 131, only the Analog segment and the Information Appliance segment are considered reportable segments. All other segments are included in the caption 'All Others.' For further financial information on these segments, refer to the information contained in Note 13, 'Segment and Geographic Information,' in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

We market our products globally to original equipment manufacturers through a direct sales force. Major OEMs include:

      o     Hewlett Packard;         o     Nokia;
      o     IBM;                     o     Samsung;
      o     LG Electronics;          o     Siemens;
      o     L.M. Ericsson;           o     Sony;
      o     Motorola;                o     Sony - Ericsson Mobile Communication.


There has been an increasing trend in the technology industry where OEMs use contract manufacturers to build their products and original design manufacturers to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a contract manufacturer. In addition to our direct sales force, we use distributors in our four business regions, and approximately 47 percent of our total worldwide revenues are channeled through distributors. In an increasing portion of our distribution sales, the distributor acts as the logistics partner for our OEM customers and their contract manufacturers. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued.

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

Customers
We are not dependent upon any single customer, the loss of which would have a material effect on our operating results. The distributor Avnet accounted for approximately 10 percent of total net sales in fiscal 2002 as a result of its acquisition of EBV in Europe. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2001 or 2000.

Backlog
Consistent with industry practice, we frequently revise semiconductor backlog quantities and shipment schedules under outstanding purchase orders to reflect changes in customer needs, and therefore we do not believe it is meaningful to disclose the amount of backlog at any particular date.

Seasonality
Generally, we are affected by the seasonal trends of the semiconductor and related industries. We typically experience lower sales in our third fiscal quarter, primarily due to customer holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. During fiscal 2002, this typical trend did not occur. While business conditions for the semiconductor industry were weak in fiscal 2002, we experienced sequential quarterly growth in sales as new orders improved throughout the fiscal year. Revenue in our third fiscal quarter, which is typically down, grew slightly over sales in the preceding second fiscal quarter.

Manufacturing
The design of semiconductor and integrated circuit products is shaped by general
market  needs  and  customer   requirements.   Following   product   design  and
development, we generally produce integrated circuits in the following steps:


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

     Our wafer manufacturing processes span Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. We are focusing our wafer fabrication processes to emphasize integration of analog and digital capabilities to support our strategy to develop system-on-a-chip products. Bipolar processes primarily support our standard products. The width of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in current integrated circuits.

     We have a long-term technology licensing agreement with Taiwan Semiconductor Manufacturing Company (TSMC). This licensing agreement allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our wafer fabrication facility in Maine as desired, if and when those processes are developed by TSMC. Our arrangement with TSMC will enable us to gain access ultimately to TSMC's 0.10-micron process technology. These advanced process technologies should accelerate the development of high performance digital and mixed-signal products that support our target markets.

Raw Materials
Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products which we then market through our sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product is relatively limited. We feel our current supply of essential materials is adequate. However, shortages have occurred from time to time and could occur again. Significant increases in demand, rapid product mix changes or natural disasters could affect our ability to procure materials or goods.

Research and Development
Our research and development efforts consist of pure research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research functions and development of most process technologies are done by CTMG's process technology group. Total R&D expenses were $441.0 million for fiscal 2002, or 30 percent of sales, compared to $435.6 million for fiscal 2001, or 21 percent of sales, and $386.1 million for fiscal 2000, or 18 percent of sales. These amounts exclude in-process R&D charges of $1.3 million related to the acquisitions of Fincitec, ARSmikro and Wireless Solutions Sweden in fiscal 2002, $16.2 million related to the acquisitions of innoComm Wireless and Vivid Semiconductor in fiscal 2001 and $4.2 million related to the acquisition of Algorex in fiscal 2000. These in-process R&D charges are included in our consolidated statements of operations as a component of special items.

     During fiscal 2002, we expended 75 percent of our R&D spending toward new product development and 25 percent toward the development of process and support technology. Compared to fiscal 2001, this represents an increase in spending of 13 percent toward development of process and support technology and a 6 percent reduction in spending toward new product development.

Patents
We own numerous United States and non-U.S. patents and have many patent applications pending. We consider the development of patents and the maintenance of an active patent program advantageous to the conduct of our business. However, we believe that continued success will depend more on engineering, production, marketing, financial and managerial skills than on our patent program. We license certain of our patents to other manufacturers and participate in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of these agreements are cross-licenses in which we grant broad licenses to our intellectual property in exchange for receiving a license; none are exclusive. The amount of income we have received from licensing agreements has varied in the past, and we cannot precisely forecast the amount and timing of future income from licensing agreements. On an overall basis, we believe that none of the license agreements is material to us, either in terms of royalty payments due or payable or intellectual property rights granted or received.

Employees
At May 26, 2002, we employed approximately 10,100 people of whom approximately 4,600 were employed in the United States, 1,300 in Europe, 4,100 in Southeast Asia and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition and Risks

In addition to the risks discussed below and elsewhere in this 'Business' section, see the 'Outlook' section included in Item 7, 'Management's Discussion and Analysis,' for further discussion of other risks and uncertainties that may affect our business.

     Conditions inherent in the semiconductor industry cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and may experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period. For example, we incurred a loss in fiscal 2002, while we generated net income in fiscal 2001 and 2000. Prior to that we experienced substantial losses in fiscal 1999 and 1998. We generated net income in fiscal 1993 through 1997, while we incurred losses in fiscal 1989 through 1992.

     Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Koninklijke (Royal) Philips Electronics, NEC and Toshiba. We also compete with a large number of corporations that target particular markets such as Texas Instruments, ST Microelectronics, Maxim, Analog Devices, Linear Technology, Intel and LSI Logic. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets. We currently see significant competition in the networking market from both large established companies such as Intel and Lucent, as well as newer companies such as Broadcom and Marvell Technology.

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

     We face risks from our international operations, many of which are beyond our control. We conduct a substantial portion of our operations outside the United States, and our business is subject to risks associated with many factors beyond our control. These factors include:

o        fluctuations in foreign currency rates;
o        instability of foreign economies;
o        emerging infrastructures in foreign markets;
o        support required abroad for demanding manufacturing requirements;
o        foreign government instability and changes; and
o        U.S. and foreign laws and policies affecting trade and investment.

     Although we have not experienced any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an effect on us in the past and we could be affected by them in the future. In addition, although we seek to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

Environmental Regulations
To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 12, "Commitments and Contingencies" in the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future government regulations related to the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as process research and product development, in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. As part of our consolidation of our wafer manufacturing operations in Greenock, Scotland, we closed our 4-inch wafer fabrication facility in October 2000. The manufacturing processes from our 4-inch wafer fabrication facility were transferred to our 6-inch wafer fabrication facility at the same site, as well as to our manufacturing facility in Arlington, Texas. Wafer fabrication capacity utilization during fiscal 2002 ran at 55 percent, as production activity was reduced considerably by low demand in the semiconductor industry. This compares with wafer fabrication capacity utilization for fiscal 2001 of 69 percent when business conditions were much stronger, particularly in the first half of the fiscal year. We expect our captive manufacturing capacity and our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

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

Austin, Texas              Grass Valley, California      Rochester, NY
Calabasas, California      Irvine, California            Salem, New Hampshire
Chandler, Arizona          Longmont, Colorado            San Diego, California
Federal Way, Washington    Nashua, New Hampshire         Santa Clara, California
Fort Collins, Colorado     Norcross, Georgia             South Portland, Maine
Fremont, California        Phoenix, Arizona              Tucson, Arizona


and at overseas locations including China, Estonia, Finland, Germany, India, Israel, Japan, the Netherlands, Sweden and the United Kingdom. In general, we own our manufacturing facilities and lease most of our sales and administrative offices.


ITEM 3.  LEGAL PROCEEDINGS

Tax Matters
We have settled with the IRS all outstanding issues relating to our federal tax liability for the 1986-1996 fiscal years. After taking into account overpayments, deficiencies, and loss and credit carryovers, the tax deficiency for these years was approximately $3.4 million. We have paid this amount to the IRS. The interest amount on the deficiency has been finalized. The IRS has begun examination of our tax returns for fiscal years 1997 through 2000. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover all years in question.

Customs Proceedings
In April 1988, we received a notice from the U.S. Customs Service in San Francisco alleging that we had underpaid duties of approximately $19.5 million on goods we had imported from our foreign subsidiaries from June 1, 1979 to March 1, 1985. We had been contesting the notice in various proceedings since 1988. The amount of the alleged underpayment was reduced to approximately $3.6 million by the Assistant Commissioner of Customs in March 1998. The underpayment was subject to penalties computed as a multiple of the underpayment. In July 2001, the Customs Service accepted our offer to settle the matter for $2.5 million, which we had previously paid to the Customs Service. The matter is now concluded.

Environmental Matters
1. National has been named to the National Priorities List (Superfund) for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, which is acting as agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan. We were sued by AMD, which sought recovery of AMD's cleanup costs in the Santa Clara, California area under the RWQCB remediation orders. AMD alleged that certain contamination for which the RWQCB had found AMD responsible was originally caused by National. The settlement of this case was completed in fiscal 2002 and the matter is now concluded. In addition to the Santa Clara site, National has been designated as a potentially responsible party by federal and state agencies for certain sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and the claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We also retained liability for environmental matters arising from our former operations of Dynacraft, Inc. and the Fairchild business but we are not currently involved in any legal proceedings relating to those liabilities. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, which did not include potential reimbursements from insurance coverage, has not been material during the last three fiscal years. We believe that the potential liability for environmental matters, if any, in excess of amounts already accrued in our financial statements will not have a material effect on our financial position or results of operations.

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

Other
1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff sought disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff has appealed the dismissal of the case.

2. In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleges that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at the company. Plaintiffs claim to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one plaintiff claims to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Although no specific amount of monetary damages is claimed, plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. At the present time, the court has required the Scottish employees to seek their remedies in Scottish courts. Plaintiffs presently seek a certification of a medical monitoring class which we oppose. Discovery in the case is proceeding and we intend to defend this action vigorously.



ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.



                     EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                     Current Title                                       Age
----                     -------------                                       ---

Kamal K. Aggarwal (1)    Executive Vice President, Central                    64
                         Technology and Manufacturing Group

Jean-Louis Bories (2)    Executive Vice President and General Manager,        47
                         Information Appliance Group

Lewis Chew (3)           Senior Vice President, Finance and Chief             39
                         Financial Officer

John M. Clark III (4)    Senior Vice President, General Counsel               52
                         and Secretary

Brian L. Halla (5)       Chairman of the Board, President and                 55
                         Chief Executive Officer

Detlev J. Kunz (6)       Senior Vice President and General  Manager,          51
                         Worldwide Marketing and Sales

Donald Macleod (7)       Executive Vice President and Chief                   53
                         Operating Officer

Suneil V. Parulekar (8)  Senior Vice President, Analog Group                  54

Ulrich Seif (9)          Senior Vice President and Chief                      44
                         Information Officer

Edward J. Sweeney (10)   Senior Vice President, Human Resources               45

*  all information as of May 26, 2002


Business Experience During Last Five Years

(1) Mr. Aggarwal joined National in November 1996 as the Executive Vice President of the Central Technology and Manufacturing Group. Prior to joining National, Mr. Aggarwal had held positions at LSI Logic as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test.

(2) Mr. Bories joined National in October 1997. Prior to becoming Executive Vice President and General Manager of the Information Appliance Group in September 1999, he held positions as Executive Vice President and General Manager of the Cyrix Group and as Senior Vice President, Core Technology Group. Prior to joining National, he had held positions at LSI Logic as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program.

(3) Mr. Chew joined National in May 1997 as Director of Internal Audit and was made Vice President and Controller in December 1998 and Acting Chief Financial Officer in April 2001. Prior to joining National, Mr. Chew had been a partner at KPMG LLP. Mr. Chew was named Senior Vice President, Finance and Chief Financial Officer in June 2001.

(4)  Mr.  Clark  joined  National  in May 1978.  Prior to  becoming  Senior Vice
     President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

(5) Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group.

(6) Mr. Kunz joined National in July 1981 and has held a number of marketing positions since then. Prior to becoming Senior Vice President and General Manager, Worldwide Marketing and Sales in July 2001, he had held positions in the company as the Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center.

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

(10) Mr. Sweeney first joined National in February 1983 and had held a number of human resources positions and was serving as Vice President, Human Resources for the Central Technology and Manufacturing Group when he left the company in 1998 to become the Vice President of Human Resources at Candescent Technologies Corporation. He later became the Vice President of Human Resources at Vitria Technology Inc. Mr. Sweeney rejoined National in May 2002 as Senior Vice President, Human Resources.

     Executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                STOCKHOLDER MATTERS

     During the past three fiscal years, we have not sold any unregistered securities.

     See information appearing in Notes 7, Debt; Note 9, Shareholders' Equity; and Note 15, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 26, 2002 was $18.47. At July 26, 2002, the number of record holders of our common stock was 8,134.

     The following table summarizes share and exercise price information about our equity compensation plans as of May 26, 2002.


                                        Number of Securities To       Weighted Average
                                        Be Issued Upon Exercise       Exercise Price of      Number of Securities Remaining
            Plan Category               of Outstanding Options,     Outstanding Options,      Available For Future Issuance
                                          Warrants, and Rights       Warrants and Rights     Under Equity Compensation Plans
--------------------------------------- ------------------------- -------------------------- --------------------------------
Equity Compensation plans approved by
Shareholders:
      Option Plans                              11,372,224                     $27.75                        4,960,975
      Employee Stock Purchase Plans                      -                          -                        7,334,621
      Director Stock Plan                                                                                      114,376
Equity Compensation plans not
approved by Shareholders:
     Option Plans (1)                          31,427,410                     $28.58                       32,279,236
      Restricted Stock Plan                              -                          -                        1,073,250
      401K and Profit Sharing Plans                      -                          -                        6,102,626
--------------------------------------- ------------------------ -------------------------- --------------------------------

Total                                           42,799,634                                                  51,865,084
                                            ===============                                               =============


(1) Includes options assumed in the acquisitions of Mediamatics, Cyrix and ComCore and options issued as part of the consideration paid in the acquisition of innoComm.



ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from audited consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations and should be read in conjunction with 'Management's Discussion and Analysis of Financial Condition and Results of Operations' in Item 7 and the consolidated financial statements and related notes thereto in Item 8.



                                         FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended                                               May 26,     May 27,     May 28,      May 30,      May 31,
In Millions, Except Per Share Amounts                     2002        2001        2000         1999         1998
                                                          ----------- ----------- ------------ ------------ -----------
OPERATING RESULTS
Net sales                                                 $ 1,494.8   $ 2,112.6   $ 2,139.9    $  1,956.8   $ 2,536.7
Operating costs and expenses                                1,652.6     1,887.3     1,795.1       3,040.6     2,682.5
                                                          ----------- ----------- ------------ ------------ -----------
Operating income (loss)                                      (157.8)      225.3       344.8      (1,083.8)     (145.8)
Interest income (expense), net                                 21.3        52.0        15.3          (2.2)       22.3
Other income, net                                              13.1        29.8       282.4           0.6        23.8
                                                          ----------- ----------- ------------ ------------ -----------
Income (loss) before income taxes and
    extraordinary item                                       (123.4)      307.1       642.5      (1,085.4)      (99.7)

Income tax expense (benefit)                                   (1.5)       61.4        14.9         (75.5)       (1.1)
                                                          ----------- ----------- ------------ ------------ -----------
Income (loss) before extraordinary item                   $  (121.9)  $   245.7   $   627.6    $ (1,009.9)  $   (98.6)
                                                          =========== =========== ============ ============ ===========
Net income (loss)                                         $  (121.9)  $   245.7   $   620.8    $ (1,009.9)  $   (98.6)
                                                          =========== =========== ============ ============ ===========

Earnings (loss) per share:
Income (loss) before extraordinary item:
      Basic                                               $    (0.69) $     1.40  $     3.62   $     (6.04) $    (0.60)
                                                          =========== =========== ============ ============ ===========
      Diluted                                             $    (0.69) $     1.30  $     3.27   $     (6.04) $    (0.60)
                                                          =========== =========== ============ ============ ===========
Net income (loss):
      Basic                                               $    (0.69) $     1.40  $     3.58   $     (6.04) $    (0.60)
                                                          =========== =========== ============ ============ ===========
      Diluted                                             $    (0.69) $     1.30  $     3.24   $     (6.04) $    (0.60)
                                                          =========== =========== ============ ============ ===========

Weighted-average common and potential common
    shares outstanding:
      Basic                                                   177.5       175.9       173.6         167.1       163.9
                                                          =========== =========== ============ ============ ===========
      Diluted                                                 177.5       188.4       191.7         167.1       163.9
                                                          =========== =========== ============ ============ ===========

FINANCIAL POSITION AT YEAR-END
Working capital                                          $   669.3   $   803.2    $   791.1    $   324.2    $   514.6
Total assets                                             $ 2,288.8   $ 2,362.3    $ 2,382.2    $ 2,044.3    $ 3,100.7
Long-term debt                                           $    20.4   $    26.2    $    48.6    $   416.3    $   390.7
Total debt                                               $    25.9   $    55.6    $    80.0    $   465.6    $   444.6

Shareholders' equity                                     $ 1,781.1   $ 1,767.9    $ 1,643.3    $   900.8    $ 1,858.9
-------------------------------------------------------- ----------- ------------ ------------ ------------ -----------
OTHER DATA
Research and development                                 $   441.0   $   435.6    $   386.1    $   471.3    $   482.0
Capital additions                                        $   138.0   $   239.5    $   168.7    $   317.5    $   655.8
Number of employees (in thousands)                            10.1        10.3         10.5         11.6         13.0
-------------------------------------------------------- ----------- ------------ ------------ ------------ -----------

National has not paid cash dividends on the common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the outlook section and within certain sections of management's discussion and analysis are forward-looking based on our current expectations and management's estimates and actual results may differ materially. The forward-looking statements reference a number of risks and uncertainties. Other risks and uncertainties include, but are not limited to, the general economy, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, PC and communications infrastructure industries, regulatory and international conditions, the effects of legal and administrative cases and proceedings, and other risks and uncertainties that we may detail from time to time in our reports and filings with the SEC. The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

o        Critical Accounting Policies
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.       Revenue Recognition
We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record at the time of shipment a provision for estimated future returns. Approximately 47 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors for various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends and other related factors. To date the actual distributor activity has been consistent with the provisions we made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.
     Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered and no further obligations to the other party exist.

2.       Inventories
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write-down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us the ability to make reliable estimates. We also evaluate the carrying value of inventory for lower of cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less estimated cost of disposal. When necessary, we reduce the carrying value of inventory to the lower of cost or the net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

3. Impairment of Goodwill, Intangible Assets and Other Long-lived Assets We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that its carrying value may not be recoverable. Other intangible assets subject to this evaluation include acquired patented and unpatented technology. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of those factors we consider include:

o    Significant decrease in the market value of an asset

o Significant changes in the extent or manner for which the asset is being used or in its physical condition

o A significant change, delay or departure in our business strategy related to the asset

o Significant negative change in the business climate, industry or economic conditions

o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

     In view of the recent general economic decline, we are periodically evaluating whether an impairment of our identifiable intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our identifiable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations, if and when the impairment is recorded. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.
     We performed a goodwill impairment review upon initial adoption of the new accounting rules for goodwill as of the beginning of fiscal 2002. We also performed an annual review for goodwill impairment in our fourth fiscal quarter. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units with goodwill. We use a discount rate that is commensurate with the risk inherent in the current business model for each business unit with goodwill. Reporting units with goodwill include our wireless, displays and power business units that are operating segments within our Analog reportable segment and our wired communications group that is reported within other operating segments. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our financial position and results of operations.

o        Overview
We recorded net sales of $1.5 billion in fiscal 2002. This compares to $2.1 billion in both fiscal 2001 and fiscal 2000. The decline in sales for fiscal 2002 came from lower demand seen broadly across semiconductor markets, as business conditions in the semiconductor industry remained weak throughout the fiscal year.
     In contrast, market conditions were very strong in the first half of fiscal 2001. As we entered into the second half of fiscal 2001, market conditions for the semiconductor industry quickly weakened. As a result, we experienced growth in sales for the first half of fiscal 2001 over sales for the first half of fiscal 2000. This was essentially offset by a sharp decline in sales for the second half of fiscal 2001, resulting in year over year flat sales.
     In fiscal 2002, we recorded a net loss of $121.9 million. This compares to net income of $245.7 million in fiscal 2001 and $620.8 million in fiscal 2000. Our operating results for fiscal 2002 have been primarily affected by lower sales as a result of slower demand from the overall economic slowdown.
     The net loss for fiscal 2002 included $9.3 million of special items. The special items included $1.3 million for in-process R&D charges related to the acquisitions of Fincitec Oy, ARSmikro OU and Wireless Solutions Sweden AB (See
Note 4). Special items also included a net charge of $8.0 million related to cost reduction actions (See Note 3). Net income for fiscal 2001 included special items of $51.9 million, including $16.2 million for in-process R&D charges related to acquisitions during the year (See Note 4) and a $35.7 million net charge for cost reduction actions (See Note 3).
     For fiscal 2000, net income included special items of $55.3 million. Special items in fiscal 2000 included a $26.8 million gain from the sale of assets of the Cyrix PC microprocessor business (See Note 3) and a $4.2 million in-process R&D charge related to an acquisition (See Note 4). Special items also included credits of $14.7 million related to restructuring of operations (See
Note 3) and $18.0 million related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 (See Note 5). In addition to these special items, fiscal 2000 net income included a $270.7 million gain from our sale of shares of Fairchild stock and an extraordinary loss of $6.8 million (net of taxes of $0.4 million). We sold the shares of Fairchild stock as part of an initial public offering and a secondary offering that Fairchild completed during the year. We recorded the extraordinary loss in connection with the early redemption of our 6.5 percent convertible subordinated notes due 2002.

o        Sales
The following discussion is based on our reportable segments described in Note 13 to the consolidated financial statements.
     Our sales for fiscal 2002 declined significantly year on year, as market conditions for the semiconductor industry remained weak compared to fiscal 2001. Although we saw a slight increase in unit volume in the second half of fiscal 2002, the sales decline for the year was primarily due to a decreased volume of shipments. Lower average selling prices were also a factor, as we saw a shift in product mix toward lower priced products and took some pricing actions under programs to gain increased market share in target areas.
     The Analog segment, which represents 75 percent of our total sales, experienced a decline in sales of 26 percent for fiscal 2002 from sales for fiscal 2001. The decline in fiscal 2002 was due to a drop in unit volume together with decreases in average selling prices. Average selling prices were down due to shifts in product mix as well as some decline in prices, particularly on multisource products, which tend to be viewed as commodity products. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, declined in fiscal 2002 by 36 percent from sales in fiscal 2001. In the broad-based analog markets, sales of power management and amplifier products were also down in fiscal 2002 from sales in fiscal 2001 by 33 percent and 30 percent, respectively. Only sales of display products increased in fiscal 2002. Those sales increased by 6 percent over sales in fiscal 2001, as a large increase in unit volume more than offset decreases in average selling prices.
     Sales for fiscal 2002 for the Information Appliances segment declined 12 percent from sales for fiscal 2001. The decline was primarily driven by lower unit volume, as average selling prices increased slightly. Since a large part of our portfolio of information appliance products is still consumed in the PC marketplace, the year-to-year slowdown in demand for personal computers and PC-related products had a significant effect in the decline in sales for the Information Appliance segment. In addition, the market adoption of emerging information appliances that are not PCs has been slower than expected.
     For fiscal 2002, sales declined in all geographic regions compared to sales for fiscal 2001. The decreases were 46 percent in the Americas, 40 percent in Europe, 32 percent in Japan and 2 percent in the Asia Pacific region. Sales for fiscal 2002 as a percentage of total sales increased to 44 percent for the Asia Pacific region, while decreasing to 25 percent in the Americas and 21 percent in Europe. Sales as a percentage of total sales held at 10 percent in Japan. Foreign currency-denominated sales in fiscal 2002 were unfavorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all weakened against the dollar, but the impact from this was minimal since less than a quarter of our total sales for fiscal 2002 was denominated in foreign currency.
     Sales overall for fiscal 2001 were flat compared to sales for fiscal 2000. For the first half of fiscal 2001, we experienced growing sales as a result of higher volumes while average selling prices were relatively flat. Our sales declined significantly in the second half of fiscal 2001, as market conditions for the semiconductor industry quickly weakened. The decline was shown in reduced shipments, as average selling prices remained relatively the same.
     Fiscal 2001 sales for the Analog segment were flat compared to sales in fiscal 2000. Sales of analog products led the growth in sales for the first half of fiscal 2001 with an increase of 25 percent over sales for the comparable first half of fiscal 2000. This growth was attributable to higher unit volume combined with slightly higher average selling prices. A significant decline in sales for analog products in the second half of fiscal 2001 essentially offset the growth experienced in the first half of the fiscal year. Analog product sales in the second half of fiscal 2001 declined 21 percent compared to sales in the comparable second half of fiscal 2000, mainly due to a sharp drop in unit volume while average selling prices remained fairly stable. Sales of application-specific wireless products, including radio frequency building blocks, grew 3 percent in fiscal 2001 over fiscal 2000. This was driven by sales growth of 24 percent in the first half of fiscal 2001 over the comparable first half of fiscal 2000 followed by a decline of 16 percent in sales for the second half of fiscal 2001. Sales of amplifiers, interface and power management products also grew in fiscal 2001 by 7 percent, 5 percent and 2 percent, respectively, over sales in fiscal 2000. This was driven by sales growth in the first half of fiscal 2001 of 39 percent, 42 percent and 31 percent, respectively, over the comparable first half of fiscal 2000. Declines in the second half of the fiscal year of 20 percent, 23 percent and 22 percent, respectively, from the comparable second half of fiscal 2000, partially offset the growth in the first half of the fiscal year.
     Sales in fiscal 2001 for the Information Appliance segment declined by 5 percent from sales in fiscal 2000 due to decreases in both unit shipments and average selling prices. While the Information Appliance segment experienced an 18 percent growth in sales for the first half of fiscal 2001 over the comparable first half of fiscal 2000, it was more than offset by a 25 percent decline in sales for the second half of fiscal 2001 from the comparable second half of fiscal 2000. The slowdown in demand for personal computers and PC-related products contributed to the decline in sales for the Information Appliance segment since a large part of the portfolio of information appliance products is still consumed in the PC marketplace. The slower than expected adoption of emerging information appliances that are not PCs also had a negative impact on growth. The fiscal 2000 comparison excludes sales from the Cyrix PC microprocessor unit, which we sold in September 1999.
     Compared to sales in fiscal 2000, fiscal 2001 sales increased in Japan by 11 percent and in the Asia Pacific region by 2 percent, while sales decreased in the Americas by 8 percent and in Europe by 1 percent. As the Japanese yen and most European currencies weakened against the dollar, foreign currency exchange rate fluctuation had an unfavorable impact on foreign currency-denominated sales for fiscal 2001. However, this impact was minimal since less than a quarter of our total sales was denominated in foreign currency. Sales for fiscal 2001 as a percentage of total sales increased to 32 percent in the Asia Pacific region and 10 percent in Japan, while declining to 33 percent in the Americas and remaining flat at 25 percent in Europe.

o        Gross Margin
Gross margin as a percentage of sales was 37 percent in fiscal 2002 compared to 49 percent in fiscal 2001 and 46 percent in fiscal 2000. The erosion in gross margin was primarily driven by lower factory utilization. Wafer fabrication capacity utilization during fiscal 2002 ran at 55 percent, as production activity was reduced considerably by the weakened business conditions in the semiconductor industry. This compares with wafer fabrication capacity utilization for fiscal 2001 of 69 percent when business conditions in the semiconductor industry were much stronger, particularly in the first half of the fiscal year. We also saw lower margins from some products in fiscal 2002, caused mostly from a shift in product sales mix and to a lesser extent from pricing pressure, which also impacted the lower gross margin.
     The increase in gross margin for fiscal 2001 was primarily driven by improved product mix, as we shipped more high contribution analog and wireless products, combined with improved manufacturing efficiency and higher factory utilization during the first half of fiscal 2001. Wafer fabrication capacity utilization in the first half of fiscal 2001 ran at 88 percent, but dropped to 53 percent in the second half of the fiscal year when business conditions in the semiconductor industry quickly deteriorated and production activity was significantly reduced. For the year as a whole, wafer fabrication capacity utilization was 69 percent compared to 75 percent in fiscal 2000.

o        Research and Development
Research and development expenses in fiscal 2002 were $441.0 million, or 30 percent of sales, compared to $435.6 million in fiscal 2001, or 21 percent of sales, and $386.1 million in fiscal 2000, or 18 percent of sales. These amounts exclude in-process R&D charges of $1.3 million in fiscal 2002, $16.2 million in fiscal 2001 and $4.2 million in fiscal 2000 related to acquisitions (see Note
4). The in-process R&D charges are included in the consolidated statements of operations as a component of special items. Higher R&D expenses for fiscal 2002 result mainly from a license agreement with Taiwan Semiconductor Manufacturing Company. The agreement, which began in fiscal 2001, allows us to gain access to a variety of TSMC's advanced sub-micron processes for use in our Maine facility as desired, if and when those processes are developed by TSMC. These advanced process technologies are expected to accelerate the development of high performance digital and mixed-signal products in the markets for wireless handsets, displays, information appliances and information infrastructure. During fiscal 2002, we devoted approximately 75 percent of our R&D effort towards new product development and 25 percent towards the development of process and support technology. Compared to fiscal 2001, this represents a 6 percent decrease in spending for new product development and a 13 percent increase towards the development of process and support technology. While spending for new product development declined slightly, we continue to focus our R&D investment on our key strategic programs. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.
     The increase in R&D expenses for fiscal 2001 reflected increased investment in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets, as well as in the process technologies needed to support these products.

o        Selling, General and Administrative
Selling, general and administrative expenses in fiscal 2002 were $260.9 million, or 18 percent of sales, compared to $324.7 million in fiscal 2001, or 15 percent of sales, and $309.4 million in fiscal 2000, or 15 percent of sales. The fiscal 2001 SG&A expenses included a $20.5 million expense associated with the charitable donation of equity securities that were part of our investment portfolio. We donated the securities to establish the National Semiconductor Foundation. The fiscal 2001 SG&A expenses also included goodwill amortization of $13.0 million. We no longer record goodwill amortization since adopting new accounting rules beginning in fiscal 2002. Excluding these expenses, SG&A expenses for fiscal 2002 declined 10 percent from SG&A expenses for fiscal 2001. Overall the decline in fiscal 2002 expenses reflects actions that we implemented in the second half of fiscal 2001 to reduce our spending in response to weakened business conditions, combined with our efforts to further control spending as business conditions remained weak throughout fiscal 2002. These actions reduced payroll and employee benefit expenses, as well as discretionary selling and marketing program expenses.
     The increase in SG&A expenses for fiscal 2001 compared to fiscal 2000 is primarily due to the $20.5 million donation expense that we recorded in fiscal 2001. Excluding that expense, SG&A expenses in fiscal 2001 actually declined by two percent from SG&A expenses in fiscal 2000. Actions that we implemented to reduce spending in the second half of fiscal 2001 in response to weakened business conditions contributed to the decline in these expenses for fiscal 2001. The effect of those cost reduction actions was largely offset by higher pay rates in fiscal 2001 over fiscal 2000.

o        Cost-Reduction Programs and Restructuring of Operations
For fiscal 2002, we recorded a charge of $12.5 million for cost-reduction actions associated with the plan we announced in May 2002 to reposition our resources. This charge was partially offset by a credit of $4.5 million of remaining reserves that were no longer needed for previously announced actions because the activities were completed in fiscal 2002 at a lower cost than originally estimated. See Note 3 of the consolidated financial statements for a more complete discussion of these charges, as well as other activity during fiscal 2002 related to previously announced actions.

o        Charge for Acquired In-Process Research and Development
In connection with our acquisitions during fiscal 2002 of the combined companies of Fincitec Oy and ARSmikro OU, and separately of Wireless Solutions Sweden AB, $0.2 million and $1.1 million of the total purchase price for each acquisition were respectively allocated to the value of in-process R&D. In connection with our acquisitions during fiscal 2001 of Vivid Semiconductor and innoComm Wireless, $4.1 million and $12.1 million of the total purchase price for each acquisition were respectively allocated to the value of in-process R&D. In connection with the acquisition of Algorex in fiscal 2000, we allocated $4.2 million of the total purchase price to the value of in-process R&D. These amounts were expensed upon acquisition because technological feasibility had not been established and no alternative uses existed for the technologies.
     Fincitec OY and ARSmikro OU develop low-voltage, low-power application-specific integrated circuits for battery-powered devices. The acquisition is expected to strengthen our development capabilities for power management circuits for the portable market. It should help us expand our suite of integrated and discrete silicon solutions for handheld devices, including cell phones, personal digital assistants, digital cameras and similar electronic devices. Wireless Solutions Sweden AB is a developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including Bluetooth. This acquisition should help us to deliver complete wireless reference designs, including silicon chipsets, hardware and software. InnoComm is a developer of chipsets for wireless networking applications. Its expertise in short-range wireless technologies such as Bluetooth and HomeRF is intended to complement our existing base of design and product expertise. We intend to use Vivid's technologies and analog engineering resources to increase our strength in creating silicon solutions for the flat-panel display market. Algorex is a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets and these technologies should enhance our future capability to provide complete chipset solutions for the cellular phone and wireless information appliance markets.
     For each acquisition, the fair value of the in-process R&D was based on discounted projected net cash flows expected to be derived after successful completion of the existing R&D projects. Estimates of future cash flows from revenues were based primarily on market growth assumptions, lives of underlying technologies and our expected share of market. Gross profit projections were based on our experience with products that were similar in nature or products sold into markets with similar characteristics. Estimated operating expenses, income taxes and capital charges were deducted from gross profit to determine net operating income for the in-process R&D projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility. We discounted the net cash flows of the in-process R&D projects using probable adjusted discount rates that approximated the overall rate of return for each acquisition as a whole and reflected the inherent uncertainties surrounding the development of in-process R&D projects.

o        Interest Income and Interest Expense
For fiscal 2002, we earned net interest income of $21.3 million compared to $52.0 million in fiscal 2001 and $15.3 million in fiscal 2000. The decrease in fiscal 2002 was primarily due to lower average interest rates on lower average cash balances during fiscal 2002 compared to fiscal 2001. Offsetting interest expense was slightly lower for fiscal 2002 as we continued to reduce our outstanding debt balances. The increase in net interest income for fiscal 2001 over fiscal 2000 was due to both higher average cash balances and slightly higher interest rates in fiscal 2001 than in fiscal 2000. In addition, interest expense in fiscal 2001 was significantly lower than in fiscal 2000 due to lower debt, since we repaid our $258.8 million convertible subordinated notes in November 1999.

o        Other Income, Net
Other income, net was $13.1 million for fiscal 2002, compared to $29.8 million for fiscal 2001 and $282.4 million for fiscal 2000. The components of other income, net for fiscal 2002 included $11.6 million of net intellectual property income, a $2.1 million net gain from equity investments and $0.6 million from other miscellaneous losses. Net intellectual property income for fiscal 2002 included a gain of $8.3 million from the settlement of a patent infringement lawsuit. The remaining intellectual property income was from a number of individually small agreements. Beginning in fiscal 2002, equity in losses of investments accounted for under the equity method was included in net gain from equity investments. Other income, net for fiscal 2001 and 2000 has been re-characterized to conform with this classification. Other income, net for fiscal 2001 included a net gain from equity investments of $23.5 million and net intellectual property income of $6.3 million. The net gain from equity investments for fiscal 2001 included a gain of $20.5 million from the distribution of equity securities that were part of our investment portfolio, which we donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation was included in SG&A expenses for fiscal 2001. Net intellectual property income for fiscal 2001 included $2.4 million from a single significant licensing agreement with a Korean company and the remainder from a number of individually small agreements. Other income, net for 2000 included a net gain from equity investments of $269.6 million, $11.5 million of net intellectual property income and other miscellaneous income of $1.3 million. Net intellectual property income for fiscal 2000 related primarily to two significant licensing agreements.

o        Income Tax Expense
We recorded an income tax benefit of $1.5 million in fiscal 2002, compared to income tax expense of $61.4 million in fiscal 2001 and $14.9 million in fiscal 2000. The fiscal 2002 tax benefit represented an expected refund of U.S. taxes as a result of the new federal tax act, which was partially offset by taxes due on international income. The effective tax rate for fiscal 2002 was one percent compared to effective tax rates of 20 percent for fiscal 2001 and two percent for fiscal 2000. Our ability to realize net deferred tax assets ($84.4 million at May 26, 2002) is primarily dependent on our ability to generate future U.S. taxable income. We believe that it is more likely than not that forecasted U.S. taxable income will be sufficient to utilize these tax assets. However, it is always possible that we will not be able to meet our expectations of future U.S. taxable income.

o        Foreign Operations
Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

o        Financial Market Risks
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
     Due to the short-term nature of the major portion of our cash portfolio, a series of severe cuts in interest rates, such as those recently experienced, does have a significant impact on the amount of interest income we can earn from our cash portfolio. An increase in interest rates benefits us due to our large net cash position. An increase in interest rates would not necessarily increase interest expense due to the fixed rates of our existing debt obligations.
     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we enter into transactions in other currencies, primarily the Japanese yen, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of May 26, 2002.

o        Liquidity and Capital Resources
As of May 26, 2002, cash, cash equivalents and marketable debt securities were $844.4 million, slightly down from $869.4 million at May 27, 2001. Cash and cash equivalents decreased $136.5 million in fiscal 2002 compared to increases of $39.0 million in fiscal 2001 and $360.1 million in fiscal 2000. We describe the primary factors contributing to these changes below:
     We generated cash from operating activities of $100.3 million during fiscal 2002 compared to $488.2 million in fiscal 2001 and $399.7 million in fiscal 2000. We generated cash from operating activities in fiscal 2002 because the noncash components of our net loss, primarily depreciation and amortization, were greater than the reported net loss and the negative impact from changes in working capital components. Decreases in accounts payable, accrued expenses and other liabilities more than offset the positive effect to working capital from a decrease in inventories. For fiscal 2001, operating cash was generated primarily from net income adjusted for noncash expenses, which was partially offset by a negative impact from changes in working capital components. The negative impact from changes in working capital components was softened as the decreases in accounts payable and accrued liabilities were substantially offset by the positive effect to working capital from a decrease in receivables. For fiscal 2000, net income adjusted for noncash items was negatively affected by changes in working capital components primarily due to increases in receivables and inventories.
     Our investing activities used cash of $323.3 million in fiscal 2002, compared to $298.6 million used in fiscal 2001. In fiscal 2000 our investing activities generated cash of $207.5 million. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $138.0 million, net purchases of available-for-sale securities of $111.5 million and the acquisitions of Fincitec Oy, ARSmikro OU and Wireless Solutions Sweden AB for a total of $42.1 million, net of cash acquired (See Note 4). Major uses of cash in fiscal 2001 included investment in property, plant and equipment of $239.5 million and the acquisitions of innoCOMM and Vivid for a total of $99.1 million, net of cash acquired (See Note 4). In contrast, proceeds of $286.0 million, primarily from the sale of Fairchild Semiconductor stock, and $75.0 million from the sale of the Cyrix PC microprocessor business were the main contributors to cash generated from our investing activities in fiscal 2000. This was partially offset by our investment in property, plant and equipment of $168.7 million in fiscal 2000.
     Our financing activities generated cash of $86.5 million for fiscal 2002, while they used cash of $150.6 million in fiscal 2001 and $247.1 million in fiscal 2000. The primary source of cash was from the issuance of common stock under employee benefit plans in the amount of $107.1 million in fiscal 2002, which was partially offset by repayment of $20.6 million of our outstanding debt balances. The primary use of cash in fiscal 2001 was for our repurchase of 8.3 million shares of common stock on the open market for $194.4 million. All of these shares were retired during fiscal 2001. This more than offset cash inflow of $68.2 million from the issuance of common stock under employee benefit plans. For fiscal 2000 the primary use of cash was for the payment of $265.8 million to redeem our 6.5 percent convertible subordinated notes. Other debt repayment of $114.7 million was offset by proceeds of $133.4 million from the issuance of common stock under employee benefits plans during fiscal 2000.
     Management foresees substantial cash outlays for plant and equipment throughout fiscal 2003, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide more capacity in selected areas and also better manufacturing efficiency and productivity. Based on current economic conditions, the fiscal 2003 capital expenditure level is expected to be higher than the fiscal 2002 level. However, we will continue to manage capital expenditures consistent with ongoing business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance capital investments planned for fiscal 2003. Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, continued and significant declines in overall economic conditions would probably impact sales and may lead to problems with customer receivables. In addition, major declines in financial markets would probably cause reductions in our cash equivalents and marketable investments.

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 26, 2002:

(in millions)                    Fiscal Year:                                            2008 and
                                 2003            2004       2005      2006      2007     thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Contractual obligations:
Debt obligations                      $ 5.5        $20.4      $ -       $ -       $ -         $ -       $ 25.9
Noncancellable
  operating leases                     16.5         14.1       11.7       7.9       6.0         9.9       66.1
Fairchild manufacturing
  agreement                            20.0          -          -         -         -           -         20.0
Licensing agreements:
  TSMC                                 32.0         32.0       32.0      19.0       -           -        115.0
  Other                                12.8          7.9        0.4       0.3       0.3         0.6       22.3
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Total                                 $86.8        $74.4      $44.1     $27.2      $6.3       $10.5     $249.3
                                 =============== ========== ========= ========= ======== ============= ==========

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                           $18.6        $ -        $  -      $ -        $-         $ -       $ 18.6
                                 =============== ========== ========= ========= ======== ============= ==========

o        Recently Issued Accounting Standards
At the beginning of fiscal 2002, we adopted SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities.' The adoption of this statement did not have a material impact on our financial statements as described in Note 1 to the consolidated financial state' at the beginning of fiscal 2002. The impact of adoption of this statement is described in Note 1 to the consolidated financial statements.
     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, 'Business Combinations' and SFAS No. 143, 'Accounting for Asset Retirement Obligations.' SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and eliminates the use of the pooling-of-interests method. We adopted SFAS No. 141 in fiscal 2002 and applied its provisions to acquisitions closed after June 30, 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements. This Statement will be effective for our fiscal year 2003.
     In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which replaces SFAS No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.' Although SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, it provides additional implementation guidance. SFAS No. 144 also supersedes the provisions of APB Opinion No. 30, 'Reporting Results of Operations,' pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements. This statement will be effective for our fiscal year 2003.
     In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, 'Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections.' Among other provisions, SFAS No. 145 rescinds SFAS No. 4, 'Reporting Gains and Losses from Extinguishment of Debt.' Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This statement will be effective for our fiscal year 2003. We do not expect the adoption of SFAS 145 to have a material impact on our financial position or results of operations.

o Outlook
Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and may experience in the future periodic fluctuations in our operating results. Although semiconductor market conditions for fiscal 2002 continued to be weak compared to that in fiscal 2001, we experienced sequential quarterly growth in new orders in each of our fiscal 2002 quarters. The sequential improvement was driven by new orders for our products that are aimed at wireless handsets, displays, notebook computers and other electronic devices. Our 13-week backlog as we entered the first quarter of fiscal 2003 was greater than it was at the beginning of the previous quarter. This was driven by a strong pattern of new orders we saw in the second half of fiscal 2002. As order levels have improved, the aging of orders has become more normalized as our customers place more orders further out in time. Consequently, this affects the amount they place in turns orders, which are orders received with delivery requested in the same quarter. Based on expectations of turns orders for the quarter, our outlook is for first quarter fiscal 2003 sales to be around the same level as in the fourth quarter of fiscal 2002, when we reported sales of $419.5 million. Historically, sales in our first quarter have usually been flat or down from the preceding fourth quarter. Weekly orders in July compared to June have improved, but the expected level of sales for the fiscal 2003 first quarter remains dependent on receiving the anticipated turns orders in the remaining August period. We also expect our gross margin percentage for the first quarter of fiscal 2003 to be comparabale with the fourth quarter of fiscal 2002. Overall, we expect to remain profitable for the first quarter of fiscal 2003. In May 2002, we announced a plan to reposition our resources, including a shift of more sales and marketing resources to the Asia Pacific region to support growing opportunities in that region as sales in the region grew to 44 percent of total sales in fiscal 2002 from 32 percent in fiscal 2001. If we are unsuccessful in growing those market opportunities or if the economic environment in the region declines, our future sales may be unfavorably affected. Our focus is to continue to introduce new products, particularly more highly integrated system-on-a-chip products and higher-margin analog products that are targeted towards wireless handsets, displays, information appliances and information infrastructure. If the development of new products is delayed or market acceptance is below expectations, future gross margin may be unfavorably affected. The wireless handset market continues to be important to our future growth plans. New integrated chipsets are being developed to provide added dollar content in targeted entry-level handsets. New products are also being developed to address new features and functionality in handsets, such as color displays and image capture. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will ultimately be successful in this targeted market. Although the number of wireless handsets sold worldwide is a large market, near-term growth trends are highly uncertain and difficult to predict with accuracy. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market. There is also uncertainty related to the standards that ultimately will be adopted for the next-generation wireless base stations. As a result, we remain cautious on near-term trends in our wireless-related businesses. We continue to hold numerous design wins for our highly integrated information appliance products, but end-user adoption of the various devices that utilize our products has been slower than anticipated. A design win is when a customer has chosen our semiconductor product and designed it into their device. It is not yet clear which form factors, specific customers' products or customers' business models will ultimately be successful in this emerging market. Revenue for our information appliance products is dependent on the outcome and the timing of product acceptance trends. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new products, is a key factor to our successful growth and our ability to achieve strong financial performance. Our product portfolio generally has short product life cycles. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop new cores and integrate those cores with our other capabilities to create system-on-a-chip products that leverage our leading edge analog and mixed-signal technology. We will also continue to prioritize our investments by focusing on applications in the wireless handsets, displays, information appliances and information infrastructure markets, as well as in process technologies needed to support those products. Given the uncertainty in the current economic climate, it is difficult to accurately predict at this time our financial performance beyond the first quarter of fiscal 2003. Assuming no significant improvement in the economy, we anticipate R&D spending for fiscal 2003 to be slightly higher than the fiscal 2002 level driven by increased investments in our key focus areas. Overall SG&A expense is expected to be slightly higher than the fiscal 2002 level due to higher payroll and employee costs, but we will continue to align our cost structure with current business conditions. We have made and will continue to make strategic business acquisitions or investments in order to gain access to key technologies that can augment our existing technical capability or enable us to achieve faster time to market. These can involve risks and uncertainties that may unfavorably impact our future financial performance. We cannot assure you that we will be able to integrate and develop acquired technologies as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. With acquisition activity, there are risks that future operating results may be unfavorably affected by certain acquisition related costs, such as but not limited to, in-process R&D charges and incremental R&D spending. Because of significant international sales, we benefit overall from a weaker dollar and are adversely affected by a stronger dollar relative to major currencies worldwide. Changes in exchange rates, and in particular a strengthening of the U.S. dollar, may unfavorably affect our consolidated sales and operating results. Although we attempt to manage short-term exposures to foreign currency fluctuations, we cannot assure you that our risk management activities will fully offset the adverse financial impact resulting from unfavorable movements in foreign exchange rates. From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. We cannot assure you that these governments or other government entities will not serve future notices of assessments on us, or that the amounts of such assessments and our failure to favorably resolve such assessments would not have a material adverse effect on our financial condition or results of operations. In addition, our tax returns for certain years are under examination in the U.S. While we believe we have sufficiently provided for all tax obligations, we cannot assure you that the ultimate outcome of the tax examinations will not have a material adverse effect on our future financial condition or results of operations. The September terrorist attacks on the U.S. and subsequent associated events have created additional uncertainty on the state of the U.S. economy overall. Although we did not experience any immediate direct adverse effect on our operations from the terrorist attacks, the longer-term and indirect consequences from this catastrophic event are not yet known. There can be no assurance that the economic and political climate will improve in the near future. If the slow business conditions in the global economy continue or become more severe, our future sales and operating results will be negatively impacted.

Appendix to MD&A Graphs
(3 yrs)

                                                   2002          2001          2000
                                               ------------- ------------- -------------
Net Sales per Employee                            $150.2        $201.2        $198.0
Net Operating Margin
  as a Percent of Sales                            (10.6)%        10.7%         16.1%
Operating Costs and Expenses
  (As a Percent of Sales):
Selling, General, and
  Administrative                                    17.5%         15.4%         14.5%
Research and Development                            29.5%         20.6%         18.0%
Cost of Sales                                       63.0%         50.9%         54.0%
Net Property, Plant,
  And Equipment                                   $737.1        $832.8        $822.0
Stock Price Ending                                $ 32.13       $ 28.12       $ 49.63




ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing in subcaption 'Financial Market Risks' of Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and in Note 1, 'Summary of Significant Accounting Policies,' and Note 2, 'Financial Instruments,' in the Notes to the Consolidated Financial Statements included in Item 8.



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------
                                                                            Page
                                                                            ----
Financial Statements:
---------------------

Consolidated Balance Sheets at May 26, 2002 and May 27, 2001                  32

Consolidated Statements of Operations for each of the years in the
   three-year period ended May 26, 2002                                       33

Consolidated Statements of Comprehensive Income (Loss) for each of the years
   in the three-year period ended May 26, 2002                                34

Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended May 26, 2002                                35

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 26, 2002                                       36

Notes to Consolidated Financial Statements                                 37-64

Independent Auditors' Report                                                  65


Financial Statement Schedule:
For the three years ended May 26, 2002

Schedule II -- Valuation and Qualifying Accounts                              69

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                    May 26,        May 27,
In Millions, Except Share Amounts                                                     2002          2001
                                                                                  ------------- --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                         $  681.3       $  817.8
    Short-term marketable investments                                                     18.1            5.0
    Receivables, less allowances of $37.8 in 2002 and $45.1 in 2001                      131.7          123.4
    Inventories                                                                          145.0          195.5
    Deferred tax assets                                                                   58.7           97.2
    Other current assets                                                                  38.3           36.1
                                                                                  ------------- --------------
Total current assets                                                                   1,073.1        1,275.0
Property, plant and equipment, net                                                       737.1          832.8
Long-term marketable debt securities                                                     145.0           46.6
Long-term marketable equity securities                                                    46.4           18.5
Goodwill                                                                                 173.3          132.1
Other assets                                                                             113.9           57.3
                                                                                 ------------- --------------
Total assets                                                                          $2,288.8       $2,362.3
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                 $    5.5       $   29.4
    Accounts payable                                                                     123.7          126.4
    Accrued expenses                                                                     226.7          262.9
    Income taxes payable                                                                  47.9           53.1
                                                                                  ------------- --------------
Total current liabilities                                                                403.8          471.8
Long-term debt                                                                            20.4           26.2
Other noncurrent liabilities                                                              83.5           96.4
                                                                                  ------------- --------------
Total liabilities                                                                     $  507.7       $  594.4
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value. Authorized 850,000,000 shares.
        Issued and outstanding 180,361,609 in 2002 and 173,806,633 in 2001            $   90.2       $   86.9
    Additional paid-in capital                                                         1,415.3        1,294.7
    Retained earnings                                                                    310.5          432.4
    Unearned compensation                                                               (12.8)         (13.9)
    Accumulated other comprehensive loss                                                (22.1)         (32.2)
                                                                                  ------------- --------------
Total shareholders' equity                                                            $1,781.1       $1,767.9
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                            $2,288.8       $2,362.3
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                                           May 26,      May 27,      May 28,
In Millions, Except Per Share Amounts                                 2002         2001         2000
                                                                      ------------ ------------ ------------

Net sales                                                              $1,494.8     $2,112.6     $2,139.9
Operating costs and expenses:
    Cost of sales                                                         941.4      1,075.1      1,154.9
    Research and development                                              441.0        435.6        386.1
    Selling, general and administrative                                   260.9        324.7        309.4
    Special items                                                           9.3         51.9        (55.3)
                                                                      ------------ ------------ ------------
Total operating costs and expenses                                      1,652.6      1,887.3      1,795.1
                                                                      ------------ ------------ ------------
Operating income (loss)                                                  (157.8)       225.3        344.8
Interest income, net                                                       21.3         52.0         15.3
Other income, net                                                          13.1         29.8        282.4
                                                                      ------------ ------------ ------------
Income (loss) before income taxes and extraordinary item                 (123.4)       307.1        642.5
Income tax expense (benefit)                                               (1.5)        61.4         14.9
                                                                      ------------ ------------ ------------
Income (loss) before extraordinary item                                  (121.9)       245.7        627.6
Extraordinary loss on early extinguishment of debt,
    net of taxes of $0.4 million                                            -            -            6.8
                                                                      ------------ ------------ ------------
Net income (loss)                                                      $ (121.9)    $  245.7     $  620.8
                                                                      ============ ============ ============
Earnings (loss) per share:
Income (loss) before extraordinary item:
    Basic                                                                 $(0.69)       $1.40        $3.62
    Diluted                                                               $(0.69)       $1.30        $3.27
Net income (loss):
    Basic                                                                 $(0.69)       $1.40        $3.58
    Diluted                                                               $(0.69)       $1.30        $3.24
Weighted-average common and potential common
    shares outstanding:
    Basic                                                                 177.5        175.9        173.6
    Diluted                                                               177.5        188.4        191.7

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                            May 26,       May 27,       May 28,
In millions                                                            2002          2001          2000
                                                                       ------------- ------------- --------------

Net income (loss)                                                         $(121.9)       $245.7        $620.8

Other comprehensive income (loss), net of tax:
     Unrealized gain on available-for-sale securities                        32.6          32.6         206.0
     Reclassification adjustment for realized gain included in
          net income (loss)                                                  (9.4)        (21.3)       (224.6)
     Minimum pension liability                                              (12.7)        (16.0)         (6.2)
     Derivative instruments:
       Unrealized loss on cash flow hedges                                   (0.4)          -             -
                                                                       ------------- ------------- --------------
 Other comprehensive income (loss)                                           10.1          (4.7)        (24.8)
                                                                       ------------- ------------- --------------
 Comprehensive income (loss)                                              $(111.8)       $241.0        $596.0
                                                                       ============= ============= ==============


The tax effects of other comprehensive income (loss) components included in each of the years presented above were not significant.

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                             Additional     Retained                    Other
                                                 Common      Paid-In        Earnings    Unearned        Comprehensive
In Millions                                      Stock       Capital       (Deficit)   Compensation     Loss               Total
                                                 -------   -------------  -----------  --------------   -------------   ------------

Balances at May 30, 1999                           $84.5     $1,268.1        $(434.1)     $(15.0)         $ (2.7)         $   900.8
Net income                                           -            -            620.8         -               -                620.8
Issuance of common stock under option,              4.1         130.6            -           -               -                134.7
purchase, and profit sharing plans
Unearned compensation relating to issuance of       0.1           8.2            -          (8.3)            -                  -
restricted stock
Cancellation of restricted stock                    -            (6.0)           -           2.7             -                 (3.3)
Amortization of unearned compensation               -              -             -           8.0             -                  8.0
Issuance of common stock upon conversion of a       0.1           7.0            -           -               -                  7.1
convertible     subordinated promissory note
Other comprehensive loss                            -              -             -           -             (24.8)             (24.8)
------------------------------------------------ --------- ------------- ----------- ----------------- ---------------- ------------
Balances at May 28, 2000                           88.8       1,407.9          186.7       (12.6)            (27.5)         1,643.3
Net income                                          -              -           245.7         -                 -              245.7
Issuance of common stock under option,              2.2          70.0            -           -                 -               72.2
purchase, and profit sharing plans
Unearned compensation relating to issuance of       0.1           7.4            -          (7.5)              -                -
restricted stock
Cancellation of restricted stock                    -            (2.8)           -           2.0               -               (0.8)
Amortization of unearned compensation               -             -              -           4.2               -                4.2
Proceeds from sale of  put warrants                 -             0.4            -           -                 -                0.4
Stock compensation charge                           -             2.0            -           -                 -                2.0
Purchase and retirement of treasury stock          (4.2)       (190.2)           -           -                 -             (194.4)
Other comprehensive loss                            -             -              -           -                (4.7)            (4.7)
------------------------------------------------ --------- ------------ ------------ ----------------- ---------------- ------------
Balances at May 27, 2001                           86.9       1,294.7          432.4       (13.9)            (32.2)         1,767.9
Net loss                                            -              -          (121.9)        -                 -             (121.9)
Issuance of common stock under option,              3.0         108.6            -           -                 -              111.6
purchase, and profit sharing plans
Unearned compensation relating to issuance of       -             3.1            -          (3.1)              -                -
restricted stock
Cancellation of restricted stock                    -            (0.9)           -           0.8               -               (0.1)
Amortization of unearned compensation               -             -              -           3.4               -                3.4
Stock compensation charge                           -             0.1            -           -                 -                0.1
Issuance of common stock upon conversion of         0.3           9.7            -           -                 -               10.0
convertible     subordinated promissory notes
Other comprehensive income                          -             -              -           -                10.1             10.1
------------------------------------------------ --------- ------------ -------------- ----------------- ---------------- ----------
Balances at May 26, 2002                          $90.2      $1,415.3        $ 310.5      $(12.8)          $ (22.1)        $1,781.1
------------------------------------------------ --------- ------------ -------------- ----------------- ---------------- ----------

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                              May 26,      May 27,      May 28,
In Millions                                                              2002         2001         2000
                                                                         ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $(121.9)      $245.7       $620.8
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation and amortization                                            230.4        243.3        263.8
    Gain on investments                                                       (9.4)       (30.6)      (272.5)
    Loss on disposal of equipment                                              4.4          3.1         11.9
    Donation of equity securities                                              -           20.5          -
    Deferred tax provision                                                    18.0         27.6        (12.1)
    Noncash special items                                                     (2.3)        21.9        (55.3)
    Other, net                                                                 0.2          0.3          1.6
    Changes in certain assets and liabilities, net:
        Receivables                                                           (6.4)       135.2        (86.7)
        Inventories                                                           51.0         (2.6)       (57.0)
        Other current assets                                                   -            0.8         (8.3)
        Accounts payable and accrued expenses                                (32.9)      (138.9)        (9.7)
        Income taxes payable                                                  (5.2)       (33.7)         9.0
        Other noncurrent liabilities                                         (25.6)        (4.4)        (5.8)
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    100.3        488.2        399.7
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (138.0)      (239.5)      (168.7)
Sale of equipment                                                              -            -            8.6
Sale and maturity of available-for-sale securities                            88.6         48.2        151.2
Purchase of available-for-sale securities                                   (200.1)       (28.0)      (115.1)
Disposition of Cyrix PC microprocessor business                                -            -           75.0
Sale of investments                                                           11.2         34.8        286.0
Purchase of nonmarketable investments, net                                   (26.3)       (14.9)        (8.5)
Business acquisitions, net of cash acquired                                  (42.1)       (99.1)       (22.2)
Funding of benefit plan                                                      (14.9)        (2.4)         -
Other, net                                                                    (1.7)         2.3          1.2
                                                                         ------------ ------------ ------------
Net cash provided by (used by) investing activities                         (323.3)      (298.6)       207.5
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of convertible subordinated notes                                   -            -         (265.8)
Repayment of debt                                                            (20.6)       (24.4)      (114.7)
Issuance of common stock, net                                                107.1         68.2        133.4
Purchase and retirement of treasury stock                                      -         (194.4)         -
                                                                         ------------ ------------ ------------
Net cash provided by (used by) financing activities                           86.5       (150.6)      (247.1)
                                                                         ------------ ------------ ------------

Net change in cash and cash equivalents                                     (136.5)        39.0        360.1
Cash and cash equivalents at beginning of year                               817.8        778.8        418.7
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                   $ 681.3       $817.8       $778.8
                                                                         ============ ============ ============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.
     Our fiscal year ends on the last Sunday of May. The fiscal years ended May 26, 2002, May 27, 2001 and May 28, 2000 were all 52-week years.

Revenue Recognition
-------------------
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss has passed to the customer, the fee is fixed or determinable and collection of the revenue is reasonably assured. We record at the time of shipment a provision for estimated future returns. Approximately 47 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors for various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of the estimated provisions for these programs. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, collection is reasonably assured and no further obligations to the other party exist.

Inventories
-----------
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-5 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.
     We capitalize eligible costs to acquire or develop software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (3-5 years). Effective May 26, 2002, and for all years presented, we reclassified software used internally to property, plant and equipment. Prior to this, we had classified software used internally on the consolidated balance sheets in other assets.
     We review the carrying value of property, plant and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the estimated useful life, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value.

Goodwill
--------
Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. We adopted SFAS No. 142, 'Goodwill and Other Intangible Assets,' and discontinued amortizing goodwill as of the beginning of fiscal 2002. Instead we evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance suggest that it is more likely than not that an impairment loss has been incurred.
     Upon adoption of this financial standard, we established reporting units based on operating segments as defined by our current segment reporting structure and assigned all existing goodwill to the reporting units. As of May 26, 2002, we have four reporting units that contain goodwill. During fiscal 2002, we evaluated goodwill impairment as of the date of adoption and in our fourth fiscal quarter, which has been selected as the period for our recurring annual evaluation for all reporting units. In each evaluation, we completed the first step of the goodwill impairment test and determined that no potential impairment existed. As a result, we did not recognize a transitional or other impairment loss in fiscal 2002.

Income Taxes
------------
We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized.

Earnings (Loss) per Share
-------------------------
We compute basic earnings (loss) per share using the weighted-average number of common shares outstanding. Diluted earnings (loss) per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options based on the treasury stock method, plus other potentially dilutive securities outstanding, such as convertible subordinated notes.
     For all years presented, the reported net income (loss) was used in our computation of basic and diluted earnings (loss) per share. A reconciliation of the shares used in the computation follows:

Years Ended
                                                              May 26,         May 27,          May 28,
(In Millions)                                                 2002            2001             2000
                                                              --------------- ---------------- ---------------
Weighted-average common shares outstanding used
    for basic earnings (loss) per share                            177.5           175.9            173.6
Effect of dilutive securities:
    Stock options                                                    -              12.5             18.1
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings (loss) per share         177.5           188.4            191.7
                                                              =============== ================ ===============

     As of May 26, 2002, we had options outstanding to purchase 36.9 million shares of common stock with a weighted-average exercise price of $28.24, which were excluded from the fiscal 2002 computation of diluted earnings per share because their effect was antidilutive. These options could potentially dilute the computation of earnings per share in the future. As of May 27, 2001, we had options outstanding to purchase 10.0 million shares of common stock with a weighted-average exercise price of $53.58, which were excluded from the fiscal 2001 computation of diluted earnings per share because their effect was antidilutive. As of May 28, 2000, we had options outstanding to purchase 8.4 million shares of common stock with a weighted-average exercise price of $59.49, which were excluded from the fiscal 2000 computation of diluted earnings per share because their effect was antidilutive.

Currencies
----------
The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from translation of foreign currency financial statement balances into U.S. dollars in current earnings. We also include gains and losses resulting from foreign currency transactions in current earnings.

Financial Instruments
---------------------
Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a remaining maturity of three months or less at the time of purchase. We maintain cash balances in various currencies and in a variety of financial instruments. We have not experienced any material losses related to any short-term financial instruments.

Marketable Investments. Debt and marketable equity securities are classified into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity date. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method.

Nonmarketable investments. We have investments in nonpublicly traded companies as a result of various strategic business ventures. These nonmarketable investments are included on the balance sheet in other assets. For nonmarketable investments in which we have less than 20 percent voting interest and where we do not have the ability to exercise significant influence or control, we record these at cost and periodically review them for impairment. For nonmarketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest, we record these using the equity method. Under the equity method we record our proportionate share of income or loss from these investments in nonoperating income based on our share of voting interest in the investment.

Derivative Financial Instruments. As part of our risk management strategy we use derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from our underlying exposure with gains and losses on the derivative contracts used to hedge them. As a matter of company policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating an instrument as a hedge include the instrument's effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.

     At the beginning of fiscal 2002, we adopted Statement of Financial Accounting Standards No. 133, 'Accounting for Derivative Instruments and Hedging Activities,' as amended by SFAS No. 138, 'Accounting for Certain Derivative Instruments and Certain Hedging Activities.' SFAS No. 133 requires companies to record derivatives on the balance sheet as assets or liabilities measured at fair value. We record all derivatives on the balance sheet at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. The cumulative effect of adoption of this statement was immaterial to both our financial position and results of operations. See Note 2 to the Consolidated Financial Statements for a full description of our hedging activities and related accounting policies.

Fair Values of Financial Instruments
------------------------------------
The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 26, 2002 and May 27, 2001. The estimated fair value of debt was $26.8 million at May 26, 2002 and $62.4 million at May 27, 2001. See Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Employee Stock Plans
--------------------
We account for our stock option plans and our employee stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, 'Accounting for Stock Issued to Employees.'

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications
-----------------
Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2002 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments

Marketable Investments
----------------------
Our policy is to diversify our investment portfolio to reduce risk to principal that could arise from credit, geographic and investment sector risk. At May 26, 2002, investments were placed with a variety of different financial institutions and other issuers. Investments with a maturity of less than one year have a rating of A1/P1 or better. Investments with a maturity of more than one year have a minimum rating of AA/Aa2.
     At May 26, 2002, we held $17.7 million of available-for-sale securities and $605.5 million of held-to-maturity securities, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($178.0), institutional money market funds ($167.0) and commercial paper ($278.2).
     At May 27, 2001, we held $48.7 million of available-for-sale securities and $723.2 million of held-to-maturity securities, which are classified as cash equivalents on the consolidated balance sheet. These cash equivalents consist of the following (in millions): bank time deposits ($193.3), institutional money market funds ($105.1) and commercial paper ($473.5).

Marketable investments at fiscal year-end comprised:

(In Millions)                                                           Gross         Gross
                                                          Amortized     Unrealized    Unrealized    EstimatedFair
                                                          Cost          Gains         Losses        Value
                                                          ------------- ------------- ------------- -------------
2002
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Corporate notes                                           $  18.0        $  0.1        $  -         $  18.1
                                                          ------------- ------------- ------------- -------------

Total short-term marketable investments                       $  18.0        $  0.1        $  -         $  18.1
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Debt securities:
      Government debt securities                              $ 144.5        $  0.5        $  -         $ 145.0
                                                          ------------- ------------- ------------- -------------

    Equity securities                                             8.8          38.9         $(1.3)         46.4
                                                          ------------- ------------- ------------- -------------
 Total long-term marketable investments                        $ 153.3        $ 39.4         $(1.3)      $ 191.4
                                                          ============= ============= ============= =============

2001
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Certificates of deposit                                   $   5.0        $  -           $ -         $   5.0
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                       $   5.0        $  -           $ -         $   5.0
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Debt securities:
      Government debt securities                              $  14.0        $  0.1           -         $  14.1
      Corporate notes                                            32.0           0.5           -            32.5
                                                          ------------- ------------- ------------- -------------
                                                                 46.0           0.6           -            46.6
                                                          ------------- ------------- ------------- -------------

    Equity securities                                             4.1          15.4          (1.0)         18.5
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                        $  50.1        $ 16.0         $(1.0)      $  65.1
                                                          ============= ============= ============= =============

     Net unrealized gains on available-for-sale securities of $38.2 million at May 26, 2002 and $15.0 million at May 27, 2001 are included in accumulated other comprehensive loss. The related tax effects are not significant.

Scheduled maturities of investments in debt securities were:

                                                                                  (In Millions)
                                                                                 ----------------
  2003                                                                                $ 18.1
  2004                                                                                  15.0
  2005                                                                                 130.0
                                                                                 ----------------
Total                                                                                 $163.1
                                                                                 ================

     Gross realized gains on available-for-sale securities were $8.1 million, $25.5 million and $224.6 million for fiscal 2002, 2001 and 2000, respectively. We realized impairment losses for other than temporary declines in fair value of available-for-sale securities in fiscal 2002 of $0.2 million and in fiscal 2001 of $4.2 million. Gross realized losses on available-for-sale securities were not material for fiscal 2000. We recognized gross realized gains from nonmarketable investments of $1.5 million, $22.4 million and $48.4 million in fiscal 2002, 2001 and 2000, respectively. These gains come primarily from the sale of shares in connection with initial public offerings and acquisitions by third parties. Although we recognized $12.7 million of gross impairment losses on nonmarketable investments in fiscal 2001, no such losses were recognized in either fiscal 2002 or 2000.

Derivative Financial Instruments

The objective of our foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash inflow in relation to non-U.S. dollar currency movements. We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are matched at inception to the related foreign currency exposures that are being hedged. Exposures which are hedged include sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within one year.
     We measure hedge effectiveness for foreign currency forward contracts by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option's intrinsic value, which represents the change in the forward rate relative to the option's strike price. Any changes in the time value of the option are excluded from the assessment of effectiveness of the hedge and recognized in current earnings.
     We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders' equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of an asset or liability denominated in foreign currency are designated as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is included in selling, general and administrative expenses.
     We are also exposed to variable cash flow that is inherent in our variable-rate debt. We use an interest rate swap to convert the variable interest payments to fixed interest payments. We designate this derivative as a cash flow hedge. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to assume effectiveness under SFAS No. 133. We recognize amounts as interest expense as cash settlements are paid or received.
     We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2002. No cash flow hedges were terminated as a result of forecasted transactions that did not occur. The effective portion of all changes in derivatives is reported in the same financial statement line item as the changes in the hedged item.
     At May 26, 2002, the estimated net amount of existing gains or losses from cash flow hedges expected to be reclassified into earnings within the next year was $0.4 million. For fiscal 2002, net realized losses recognized from cash flow hedges were $0.2 million and fair value hedges were $0.5 million.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments as of May 26, 2002 and May 27, 2001. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 26, 2002 and May 27, 2001. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                 Carrying       Notional    Estimated     Credit
(In Millions)                                                    Amount         Principal   Fair Value    Risk
                                                                 -------------- ----------- ------------- -------------
2002
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                  $  -           $ 18.2      $  -          $  -
                                                                 ============== =========== ============= =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                                                    $  0.1         $  6.5      $  0.1        $  0.1
  Singapore dollar                                                     -              4.4         0.1           0.1
                                                                 -------------- ----------- ------------- -------------
           Total                                                    $  0.1         $ 10.9      $  0.2        $  0.2
                                                                 ============== =========== ============= =============
Purchased options:
  Japanese yen                                                      $ -            $ 23.0      $ -           $  -
                                                                 ============== =========== ============= =============

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
                                                                 ============== =========== ============= =============

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 38 percent of total accounts receivable at May 26, 2002, and approximately 27 percent at May 27, 2001. One of our distributors accounted for approximately 10 percent of total net sales in fiscal 2002 as a result of its acquisition of another distributor located in Europe. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2001 and 2000. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Cost Reduction Programs and Restructuring of Operations

Fiscal 2002

Included as a component of special items in the consolidated statement of operations for fiscal 2002, we reported a net charge of $8.0 million related to the actions described below:
     In May 2002, we announced a plan to reposition our resources and reduce costs. The plan scales back efforts in some wireless networking technologies, such as the IEEE 802.11 technology standard, and narrows investment in the set-top box portion of our information appliance business. We will also reallocate investment to support our growing opportunities in the wireless handset and flat-panel display markets, and our broadening capability in the analog power management area. We are also shifting more sales and marketing resources to Asia Pacific to support growth in that region. The plan resulted in a net reduction of approximately 150 positions from our global workforce, which is expected to be completed prior to the end of fiscal 2003. In connection with these actions, we recorded a charge of $12.5 million. The charge includes $8.5 million for severance, $3.2 million for other exit related costs and $0.8 million for the write-off of equipment related to activity that was eliminated as part of the repositioning. Other exit costs primarily represent facility lease obligations related to closure of sales offices and design centers. Noncash charges related to write-off of equipment. The total charge was partially offset by a credit of $4.5 million of remaining reserves that were no longer needed for previously announced actions because the activities were completed in fiscal 2002 at a lower cost than originally estimated. Fiscal 2001

Included as a component of special items in the consolidated statement of operations for fiscal 2001, we reported a net charge of $35.7 million comprised of the items described below:
     In May 2001, we announced a cost-reduction program that included the elimination of approximately 790 positions worldwide. This action was taken due to continued weakness in the semiconductor industry experienced during the second half of fiscal 2001. As a result, we recorded a net charge of $33.4 million. The charge included $25.5 million for severance, $4.2 million for other exit related costs and $4.8 million for the write-off of equipment related to activity that was eliminated as part of the cost-reduction program. The charge was partially offset by a credit of $1.1 million of residual restructure reserves for activities that were completed in fiscal 2001. The noncash portion totaled $6.8 million, consisting of the write-off of equipment and $2.0 million for noncash severance relating to stock options.
     In August 2000, we recorded a $2.3 million restructure charge in connection with the consolidation of the wafer manufacturing operations in Greenock, Scotland. This charge represented additional severance costs associated with the termination of certain remaining employees who were originally scheduled to depart the company upon final closure of the 4-inch wafer fabrication facility. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility on the same site were substantially completed by the end of September 2000.

Fiscal 2000

Included as a component of special items in the consolidated statement of operations for fiscal 2000, we reported a $14.7 million credit from restructuring of operations related to the actions described below:
     For all activities related to restructuring actions we announced in May 1999 that were substantially completed during fiscal 2000, we recorded a credit of $9.0 million for severance and other exit-related costs for which reserves were no longer required. The May 1999 actions included our decision to exit the Cyrix PC microprocessor business, the elimination of approximately 1,126 positions worldwide and the closure of the 8-inch development wafer fabrication facility in Santa Clara, California. In connection with the closure of the Santa Clara wafer fabrication facility, we also recorded a credit of $2.6 million from the final disposition of related equipment.
     In September 1999, we completed the sale of the assets of the Cyrix PC microprocessor business to VIA Technologies. The sale included the MII x86 compatible microprocessor and successor products. We retained the integrated Media GX microprocessor, which forms the core of the GeodeTM family of solutions for the information appliance market. Assets sold included inventories, land, buildings and equipment, primarily located in Richardson, Texas; Arlington, Texas; Mesa, Arizona; and Santa Clara, California. Some PC microprocessor-related manufacturing assets in Toa Payoh, Singapore were also included. Proceeds from this transaction were $75.0 million, of which $8.2 million represented reimbursement to us for certain employee retention costs incurred solely as a result of completing the sale. The remaining $66.8 million represented payment for the assets sold. We recorded a gain of $26.8 million on the sale.
     In September 1999, we also announced we would retain full ownership of our semiconductor manufacturing facility in Greenock and ceased our efforts originally announced in October 1998 to seek an investor to acquire and operate that facility as an independent foundry business. As a result, we recorded a credit of $3.1 million from the reduction of the restructure reserve related to a penalty that would no longer be incurred.

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the years ended May 26, 2002 and May 27, 2001:

(In Millions)                                                            2002           2001
                                                                         -------------- ---------------

Beginning balance                                                            $30.3          $19.1
Cash payments                                                                (20.8)         (17.7)
Cost reduction program charges                                                11.7           30.0
Credit for residual reserves                                                  (4.8)          (1.1)
                                                                         -------------- ---------------
Ending balance                                                               $16.4          $30.3
                                                                         ============== ===============

     During fiscal 2002, we paid severance of $14.6 million to 473 employees in connection with the cost reduction action announced in May 2001. We also paid $6.2 million for other exit-related costs during fiscal 2002. Those costs were primarily associated with restructuring actions we originally announced in fiscal 1999. As of May 26, 2002, no amounts had yet been paid in connection with the actions announced in May 2002.

Note 4.  Acquisitions

Fiscal 2002

In April 2002, we acquired the Finnish company Fincitec Oy and ARSmikro OU, based in Estonia. These two related companies develop low-voltage, low-power application specific integrated circuits for battery-powered devices. We expect this acquisition to strengthen our development capabilities for power management circuits for the portable market and to expand our suite of integrated and discrete silicon solutions for handheld devices, including cell phones, personal digital assistants, digital cameras and similar electronic devices. The acquisition was accounted for using the purchase method with a purchase price of $15.6 million for all of the outstanding shares of the combined companies' common stock. In connection with the acquisition, we recorded a $0.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net assets of $1.0 million, intangible assets of $0.8 million and goodwill of $13.6 million based on fair values.
     In June 2001, we acquired Wireless Solutions Sweden AB, a leading developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including Bluetooth. This acquisition was intended to help us deliver complete wireless reference designs, including silicon chipsets, hardware and software. The acquisition was accounted for using the purchase method with a purchase price of $27.7 million for all of the outstanding shares of Wireless Solutions common stock. In connection with the acquisition, we recorded a $1.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net liabilities of $1.0 million and goodwill of $27.6 million based on fair values.

Fiscal 2001

In February 2001, we acquired innoComm Wireless, a developer of chipsets for wireless networking applications based in San Diego, California. InnoComm's expertise ranges from short-range wireless technologies, such as Bluetooth and HomeRF, to full wireless local area networking based on the IEEE 802.11 standard, which allows interoperability for wireless LANs similar to how ethernet allows interoperability of wired LANs, and the acquisition was intended to complement our existing base of design and product expertise. The acquisition was accounted for using the purchase method with a purchase price of $118.8 million. Of the total purchase price, $74.3 million was paid in cash upon the closing of the transaction. A liability of $44.5 million was recorded, primarily representing two installments to be paid twelve and twenty-four months after the closing date. In connection with the acquisition, we recorded a $12.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $0.2 million and intangible assets of $106.5 million based on fair values. The intangible assets consist primarily of goodwill. Under terms of employee retention arrangements, we also expect to pay a total of approximately $18.3 million to innoComm employees upon the completion of their first and second year service anniversaries. These amounts are being charged ratably to operations over the related service periods.
     In July 2000, we acquired the business and assets of Vivid Semiconductor, a semiconductor company based in Chandler, Arizona. Vivid's technologies and analog engineering resources are expected to expand our strengths in creating silicon solutions for the flat-panel display market. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, we recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair values. The intangible assets consist primarily of goodwill.

Fiscal 2000

In December 1999, we acquired Algorex, a provider of high performance digital signal processing products, architecture and software technologies for the wireless communication markets. These technologies should enhance our future capability to provide complete chipset solutions for the cellular phone and wireless information appliance markets. The acquisition was accounted for using the purchase method with a purchase price of $21.5 million. In connection with the acquisition, we recorded a $4.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2000. The remainder of the purchase price was allocated primarily to goodwill.

The amount allocated to the in-process research and development charge for each of these acquisitions was determined through an established valuation technique used in the high technology industry. The research and development charge was expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. The costs of research and development to bring the products to technological feasibility are not expected to have a material impact on future operating results.
     Pro forma results of operations related to these acquisitions have not been presented since the results of their operations were immaterial in relation to National.

Note 5.  Consolidated Financial Statement Details

(In Millions)                                                            2002           2001
                                                                         -------------- ---------------

RECEIVABLE ALLOWANCES
Doubtful accounts                                                        $     7.5      $     7.3
Returns and allowances                                                        30.3           37.8
                                                                         -------------- ---------------
Total receivable allowances                                              $    37.8      $    45.1
                                                                         ============== ===============

INVENTORIES
Raw materials                                                            $     6.4      $     8.1
Work in process                                                               86.9          113.8
Finished goods                                                                51.7           73.6
                                                                         -------------- ---------------
Total inventories                                                        $   145.0      $   195.5
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                     $    23.3      $    21.7
Buildings and improvements                                                   524.2          520.6
Machinery and equipment                                                    1,774.1        1,778.1
Internal-use software                                                         87.5           86.9
Construction in progress                                                      47.8           98.7
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,456.9        2,506.0
Less accumulated depreciation and amortization                             1,719.8        1,673.2
                                                                         -------------- ---------------
Property, plant and equipment, net                                       $   737.1      $   832.8
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                             $   115.6      $   123.7
Cost reduction charges and restructuring of operations                        16.4           30.3
Other                                                                         94.7          108.9
                                                                         -------------- ---------------
Total accrued expenses                                                   $   226.7      $   262.9
                                                                         ============== ===============

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized gain on available-for-sale securities                         $    38.2      $    15.0
Minimum pension liability                                                    (59.9)         (47.2)
Unrealized loss on cash flow hedges                                           (0.4)           -
                                                                         -------------- ---------------
                                                                         $   (22.1)     $   (32.2)
                                                                         ============== ===============





(In Millions)                                                   2002          2001          2000
                                                                ------------- ------------- --------------
SPECIAL ITEMS - Income (expense)
Cost reduction charges and restructuring of operations            $ (8.0)      $ (35.7)      $  14.7
In-process research and development charges                         (1.3)        (16.2)         (4.2)
Gain on disposition of Cyrix PC microprocessor business              -             -            26.8
Other                                                                -             -            18.0
                                                                ------------- ------------- --------------
                                                                  $ (9.3)      $ (51.9)      $  55.3
                                                                ============= ============= ==============

     For fiscal 2000 special items, a credit to reduce the excess portion of a contingent liability related to an indemnity agreement with Fairchild Semiconductor that expired in March 2000 is included in Other. The agreement was connected with the disposition of the Fairchild business in fiscal 1997.


(In Millions)                                                   2002          2001          2000
                                                                ------------- ------------- --------------
INTEREST INCOME, NET
Interest income                                                   $  25.2       $  57.3       $  33.2
Interest expense                                                     (3.9)         (5.3)        (17.9)
                                                                ------------- ------------- --------------
Interest income, net                                              $  21.3       $  52.0       $  15.3
                                                                ============= ============= ==============

OTHER INCOME, NET
Net intellectual property income                                  $  11.6       $   6.3       $  11.5
Gain on investments, net                                              2.1          23.5         269.6
Other                                                                (0.6)          -             1.3
                                                                ------------- ------------- --------------
Total other income, net                                           $  13.1       $  29.8       $ 282.4
                                                                ============= ============= ==============

     Beginning in fiscal 2002, equity in losses of investments accounted for under the equity method is included in gain (loss) on investments, net. The presentation of $3.8 million in fiscal 2001 and $2.9 million in fiscal 2000 of such losses previously reported in selling, general and administrative expenses in fiscal 2001 and 2000, respectively, has been re-characterized to conform to this classification.

Note 6.  Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for fiscal 2002 are as follows (in millions):

                                                     Analog Segment       All
                                                                        Others          Total
                                                     --------------- -------------- --------------
Balances at May 27, 2001                                  $130.4            $1.7         $132.1
Goodwill acquired during fiscal 2002                        41.2             -             41.2
                                                     --------------- -------------- --------------
Balances at May 26, 2002                                  $171.6            $1.7         $173.3
                                                     =============== ============== ==============



Other intangible assets, which are included in other assets on the consolidated balance sheet, will continue to be amortized and consist of the following (in millions):

                                                                      Weighted-Average             Weighted-Average
                                                                       Amortization                 Amortization
                                                                          Period                       Period
                                                         May 26,         (Years)        May 27,        (Years)
                                                          2002                           2001
                                                     ---------------- --------------- ------------ ----------------
Patents                                                     $4.9              5.0            $4.9          5.0
Unpatented technology                                        0.8              2.4             -            -
                                                     ----------------                 ------------
                                                             5.7                              4.9
Less accumulated amortization                                1.7                              0.8
                                                     ----------------                 ------------
                                                            $4.0              4.6            $4.1          5.0
                                                     ================                 ============

We expect annual amortization expense in the following fiscal years to be (in millions):

2003                                        $1.4
2004                                         1.4
2005                                         1.0
2006                                         0.2
                                          --------
                                            $4.0
                                          ========

Annual amortization expense was (in millions):

                                                        2002            2001        2000
                                                        ------------ ----------- -----------
Goodwill amortization                                      $   -       $   13.0      $  5.3
Patent and technology amortization                             0.9          0.8         -
                                                        ------------ ----------- -----------
Total amortization                                         $   0.9     $   13.8      $  5.3
                                                        ============ =========== ===========

     Adjusted net income (loss) and net income (loss) per share exclusive of amortization expense related to goodwill was (in millions, except per share amounts):


                                                           2002         2001        2000
                                                        ------------ ----------- -----------
Net income (loss) - as reported                            $(121.9)      $245.7      $620.8
Add back:
  Goodwill amortization                                        -           13.0         5.3
                                                        ------------ ----------- -----------
Net income (loss) - adjusted                               $(121.9)      $258.7      $626.1
                                                        ============ =========== ===========

Basic earnings (loss) per share - as reported              $ (0.69)      $ 1.40      $ 3.58
Add back:
  Goodwill amortization                                       -            0.07        0.03
                                                        ------------ ----------- -----------
Basic earnings (loss) per share - adjusted                 $ (0.69)      $ 1.47      $ 3.61
                                                        ============ =========== ===========

Diluted earnings (loss) per share - as reported            $ (0.69)      $ 1.30      $ 3.24
Add back:
  Goodwill amortization                                       -            0.07        0.03
                                                        ------------ ----------- -----------
Diluted earnings (loss) per share - adjusted               $ (0.69)      $ 1.37      $ 3.27
                                                        ============ =========== ===========



Note 7.  Debt

Debt at fiscal year-end consisted of the following:

                                                                             May 26,       May 27,
(In Millions)                                                                2002          2001
                                                                             ------------- ------------
Unsecured promissory note at 1.2%                                               $18.2         $19.4
Notes secured by equipment at 7.0% - 8.0%                                         6.8          21.5
Convertible subordinated promissory notes                                         -            10.0
Note secured by real estate at 12.6%                                              -             4.6
Other                                                                             0.9           0.1
                                                                             ------------- ------------
Total debt                                                                       25.9          55.6
Less current portion of long-term debt                                            5.5          29.4
                                                                             ------------- ------------
Long-term debt                                                                  $20.4         $26.2
                                                                             ============= ============

     The unsecured promissory note, which is due August 2004, is denominated in Japanese yen (2,408,750,000). Interest is based on 1.125 percent over the 3-month Japanese libor rate and is reset quarterly. Under the terms of the note, we are also required to comply with the covenants set forth under our multicurrency credit agreement.
     Notes secured by equipment are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over various original maturity periods ranging from four to five years. Maturities of loans under these agreements range from November 2002 to November 2003. These financing agreements contain certain covenant and default provisions that require us to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities.
     The convertible subordinated promissory notes were issued in connection with a retention arrangement related to the acquisition of ComCore Semiconductor in fiscal 1998. They were issued to each of the founding shareholders of ComCore for a total of $15.0 million. As a result of the termination of one ComCore founding shareholder during fiscal 2000, we issued 247,104 shares of common stock upon the conversion of one of the promissory notes. In fiscal 2001, we issued 617,760 shares of common stock to the two remaining ComCore founding shareholders upon conversion of the remaining $10.0 million promissory notes.
     The remaining note secured by real estate was assumed as part of the repurchase of the equity interest in our Arlington, Texas, facility, which we sold and leased back prior to 1990. The note was fully repaid in March 2002.

     Our outstanding debt obligations mature in future fiscal years as follows:

                                                          Total Debt
                    (In Millions)                         (Principal Only)
                                                          -------------------

                    2003                                        $  5.5
                    2004                                          20.4
                                                          -------------------
                    Total                                       $ 25.9
                                                          ===================

     We have a multicurrency credit agreement that provides for multicurrency loans, letters of credit and standby letters of credit. The total amount of credit under the agreement is $35.0 million. The agreement expires in October, 2002 and we expect to renew or replace it prior to expiration. At May 26, 2002, we had utilized $18.6 million of the credit available under the agreement. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 26, 2002, under the most restrictive of these covenants, $206.0 million of tangible net worth was unrestricted and available for payment of dividends on common stock.



Note 8.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consist of the following:

(In Millions)                                                          2002          2001          2000
                                                                       ------------- ------------- ------------
INCOME (LOSS) BEFORE INCOME TAXES AND
  EXTRAORDINARY ITEM
U.S.                                                                     $(168.6)       $231.0        $589.3
Non-U.S.                                                                    45.2          76.1          53.2
                                                                       ------------- ------------- ------------
                                                                         $(123.4)       $307.1        $642.5
                                                                       ============= ============= ============

INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal                                                             $ (26.9)       $ 20.2        $ -
U.S. state and local                                                         0.4           0.4          -
Non-U.S.                                                                     7.0          13.2          27.0
                                                                       ------------ ------------ -------------
                                                                           (19.5)         33.8          27.0
Deferred:
U.S. federal and state                                                      15.0          22.3           -
Non-U.S.                                                                     3.0           5.3         (12.1)
                                                                       ------------ ------------ -------------
                                                                            18.0          27.6         (12.1)

                                                                       ------------ ------------ -------------
  Income tax expense (benefit)                                           $  (1.5)       $ 61.4        $ 14.9
                                                                       ============ ============ =============


     The fiscal 2002 tax benefit represented a refund of U.S. taxes of $11.5 million as a result of the new federal tax act effective March 9, 2002, which was partially offset by $10.0 million of taxes due on international income.
     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                    May 26,        May 27,
(In Millions)                                                                       2002           2001
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Allowances and accruals                                                                 $136.6         $170.9
Non-U.S. loss carryovers and other allowances                                             19.4           24.9
Federal and state credit carryovers                                                      302.4          249.2
Other                                                                                     79.6           10.6
                                                                                    -------------- --------------
Total gross deferred assets                                                              538.0          455.6
Valuation allowance                                                                     (447.3)        (342.9)
                                                                                    -------------- --------------
Net deferred assets                                                                       90.7          112.7
                                                                                    -------------- --------------
DEFERRED TAX LIABILITIES
Other liabilities                                                                         (6.3)         (10.3)
                                                                                    -------------- --------------
Total gross deferred liabilities                                                          (6.3)         (10.3)
                                                                                    -------------- --------------
Net deferred tax assets                                                                 $ 84.4         $102.4
                                                                                    ============== ==============

     We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryovers expire. The valuation allowance increased by $104.4 million in fiscal 2002 compared to decreases of $108.3 million in fiscal 2001 and $85.5 million in fiscal 2000. The valuation allowance for deferred tax assets includes $125.7 million and $100.2 million for stock option deductions at May 26, 2002 and May 27, 2001, respectively. The benefit of these deductions will be credited to equity if realized.
     The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. Based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowances as of May 26, 2002.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                  2002            2001           2000
                                                                  --------------- -------------- --------------

U.S. federal statutory tax rate                                        35.0%           35.0%          35.0%
Non-U.S. losses and tax differential
   related to non-U.S. income                                           5.2            (5.6)          (1.3)
Dividend and Subpart F income                                         (26.3)            1.2            0.3
U.S. state and local taxes net of federal benefits                     (0.1)            0.1            -
Current year loss and credits not benefited                           (20.6)           (6.5)         (19.3)
Changes in beginning of year valuation allowances                       9.3            (7.8)         (12.7)
Other                                                                  (1.3)            3.6            0.3
                                                                  --------------- -------------- --------------

Effective tax rate                                                      1.2%           20.0%           2.3%
                                                                  =============== ============== ==============


     U.S. income taxes were provided on repatriated earnings of non-U.S. subsidiaries. U.S. income taxes were also provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in the subsidiaries. There has been no provision for U.S. income taxes for the remaining undistributed earnings of approximately $433.2 million at May 26, 2002, because we intend to reinvest these earnings indefinitely in operations outside the United States. If these earnings were distributed, additional U.S. taxes of approximately $91.3 million would accrue after utilization of U.S. tax credits.
     At May 26, 2002, we had U.S. and state credit carryovers of approximately $198.9 million and $103.6 million, respectively, for tax return purposes, which primarily expire between 2003 and 2022. Included in the state credits, we had California R&D credits of approximately $84.0 million at May 26, 2002, which can be carried forward indefinitely. We also had capital and investment allowance carryovers of approximately $56.9 million from certain non-U.S. jurisdictions.
     National and the IRS have settled all issues and finalized the federal income tax computations connected with the IRS's examination of tax returns for fiscal years 1986 through 1996. After giving effect to loss and credit carryovers, the tax deficiency for these years was approximately $3.4 million, all of which has been paid. The interest amount on the final deficiency has been finalized. The IRS has begun examination of our tax returns for fiscal 1997 through 2000. We believe that we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover all years in question.

Note 9.  Shareholders' Equity

Stock Purchase Rights

Each outstanding share of common stock carries with it a stock purchase right. The rights are issued pursuant to a dividend distribution that was initially declared on August 5, 1988. If and when the rights become exercisable, each right entitles the registered holder to purchase one one-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one-thousandth share, subject to adjustment. The rights are attached to all outstanding shares of common stock and no separate rights certificates have been distributed.
     If any individual or group acquires 20 percent or more of common stock or announces a tender or exchange offer which, if completed, would result in that person or group owning at least 20 percent of the common stock, the rights become exercisable and will detach from the common stock. If the person or group actually acquires 20 percent or more of the common stock (except in certain cash tender offers for all of the common stock), each right will entitle the holder to purchase, at the right's then-current exercise price, the common stock in an amount having a market value equal to twice the exercise price. Similarly, if, after the rights become exercisable, National merges or consolidates with or sells 50 percent or more of its assets or earning power to another person or entity, each right will then entitle the holder to purchase, at the right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. National may redeem the rights at $0.01 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. Unless they are redeemed earlier, the rights will expire on August 8, 2006.

Stock reserves

During fiscal 1998, we reserved 926,640 shares of common stock for issuance upon conversion of convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore Semiconductor. During fiscal 2000, 247,104 shares were issued to one of these individuals (See Note 7), leaving a balance in the reserve of 679,536 shares. In fiscal 2002, 617,760 shares were issued to the remaining two individuals as final payment on the notes. The reserve for the remaining 61,776 shares was cancelled.
     When we merged with Cyrix in November 1997, 16.4 million shares of common stock were issued to the holders of Cyrix common stock. In addition, we reserved up to 2.7 million shares of common stock for issuance upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of common stock for issuance upon conversion of Cyrix 5.5 percent convertible subordinated notes due June 1, 2001. We repurchased substantially all of the outstanding Cyrix convertible subordinated notes in fiscal 1998. The last remaining notes were paid off in June 2001 and the reserve held for the conversion of the notes was cancelled.

     We have paid no cash dividends on our common stock and we intend to continue our practice of reinvesting all earnings.

Note 10.  Stock-Based Compensation Plans

Stock Option Plans

We have three stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977, authorizes the grant of up to 39,354,929 shares of common stock for nonqualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. Another plan authorizes the grant of up to 70,000,000 shares of common stock for nonqualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which authorizes the grant of up to 6,000,000 shares of common stock for nonqualified options only to the company's executive officers. These plans generally provide that options are granted at the market price on the date of grant and expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. We have historically used options as a major component of employee compensation packages, consistent with practices throughout the semiconductor and high technology industry. Options can vest after a six-month period, but most vest ratably over a four-year period.
     When we merged with Cyrix in fiscal 1998, we assumed Cyrix's outstanding obligations under its 1988 incentive stock plan. Each option under the Cyrix plan converted into the right or option to purchase 0.825 share of National common stock. The purchase price of the option was also adjusted accordingly. Options under the Cyrix 1988 incentive stock plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Cyrix 1988 incentive stock plan.
     As part of the acquisitions of ComCore Semiconductor in fiscal 1998 and Mediamatics in fiscal 1997, we assumed ComCore's and Mediamatics' outstanding obligations under their stock option plans and stock option agreements for their employees and consultants. ComCore and Mediamatics optionees received an option for equivalent shares of National common stock based on an exchange rate determined under the applicable acquisition agreements. The options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under either of these stock option plans. The Mediamatics transaction resulted in a new measurement date for these options and we recorded related unearned compensation in the amount of $9.2 million. Amortization of this unearned compensation, which was recorded ratably over the vesting period of these options, was fully expensed by February 2001. The compensation expense for these Mediamatics options was $1.2 million in fiscal 2001 and $2.8 million in fiscal 2000.

The following table summarizes information about options outstanding under these plans at May 26, 2002:

                                                                  Outstanding Options
                               ------------------------------------------------------------------------------------------
                                                                              Weighted-Average
                                                                                  Remaining
                                Range of Exercise      Number of Shares       Contractual Life       Weighted-Average
                                      Prices            (In Thousands)            (In Years)           Exercise Price
                               --------------------- ---------------------- ---------------------- ----------------------

ComCore option plan                 $0.50-$0.77              3.2                       5.4                $0.69
Mediamatics option plan             $2.85                    2.9                       4.8                $2.85

     We have a director stock option plan that was first approved by shareholders in fiscal 1998 which authorizes the grant of up to 1,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by stockholders and are granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by stockholders. Director stock options vest in full after six months. Under this plan, options to purchase 280,000 shares of common stock with a weighted-average exercise price of $30.75 and weighted-average remaining contractual life of 7.3 years were outstanding as of May 26, 2002.
     Upon his retirement in May 1995, we granted the former chairman of the company an option to purchase 300,000 shares of common stock at $27.875 per share. The option was granted outside the company's stock option plans at the market price on the date of grant. It expires ten years and one day after grant and became exercisable ratably over a four-year period. As of May 26, 2002, options to purchase 140,000 shares of common stock were outstanding under this option grant.
     In connection with the acquisition of innoComm Wireless, we granted options to purchase 799,339 shares of common stock at $27.44 to three founding shareholders of innoComm. The options were granted outside the stock option plans at the market price on the date of grant and become exercisable two years after grant. The option gives the innoComm Wireless founding shareholders the right to receive all or a portion of their third installment of the purchase price in cash or shares of common stock.
     Changes in shares of common stock outstanding under the option plans during fiscal 2002, 2001 and 2000 or otherwise (but excluding the ComCore, Mediamatics, innoComm Wireless, director and former chairman options), were as follows:

                                                                               Weighted-Average
(In Millions)                                   Number of Shares                Exercise Price
                                          ------------------------------ ------------------------------

Outstanding May 30, 1999                                35.4                          $14.80
    Granted                                              9.4                          $56.96
    Exercised                                           (6.6)                         $15.74
    Cancelled                                           (5.2)                         $14.81
                                          ------------------------------ ------------------------------
Outstanding at May 28, 2000                             33.0                          $26.55
    Granted                                             11.5                          $27.15
    Exercised                                           (3.0)                         $13.29
    Cancelled                                           (3.0)                         $31.69
                                          ------------------------------ ------------------------------
Outstanding May 27, 2001                                38.5                          $27.35
    Granted                                              9.8                          $32.33
    Exercised                                           (4.5)                         $18.15
    Cancelled                                           (2.3)                         $34.92
                                          ------------------------------ ------------------------------
Outstanding May 26, 2002                                41.5                          $29.08
                                          ============================== ==============================

Expiration dates for options outstanding at May 26, 2002 range from July 13, 2002 to May 6, 2012.

     The following tables summarize information about options outstanding under these plans (excluding the ComCore, Mediamatics, innoComm Wireless, director and former chairman options) at May 26, 2002:

                                                        Outstanding Options
                              -------------------------------------------------------------------------
                                                          Weighted-Average
                                                        Remaining Contractual
                                 Number of Shares               Life               Weighted-Average
Range of Exercise Prices           (In Millions)             (In Years)             Exercise Price
                              ------------------------ ------------------------ -----------------------

$8.38-$13.00                            8.5                      6.5                    $12.74
$13.06-$23.00                           6.6                      5.5                    $15.70
$23.05-$25.95                           7.6                      8.8                    $25.76
$26.00-$31.37                           3.7                      7.6                    $28.29
$31.44-$34.20                           7.7                      9.7                    $34.16
$34.49-$59.75                           1.0                      8.0                    $46.67
$59.88-$79.62                           6.4                      7.9                    $60.11
                              ------------------------ ------------------------ -----------------------
Total                                  41.5                      7.7                    $29.08
                              ======================== ======================== =======================



                                             Options Exercisable
                                -----------------------------------------------
                                Number of Shares (In      Weighted-Average
Range of Exercise Prices              Millions)            Exercise Price
                                ---------------------- ------------------------

$8.38-$13.00                              5.8                  $12.73
$13.06-$23.00                             4.9                  $15.44
$23.05-$25.95                             1.9                  $25.71
$26.00-$31.37                             1.4                  $29.38
$31.44-$34.20                             0.2                  $33.73
$34.49-$59.75                             0.4                  $48.17
$59.88-$79.62                             3.2                  $60.04
                                ---------------------- ------------------------
Total                                    17.8                  $25.62
                                ====================== ========================

     On October 24, 2000, an option grant was made to employees who had received options in the prior calendar year. Excluded from this grant were the president and chief executive officer and executive staff members. This special grant was made because of the significant decline in the stock's market price during the first half of fiscal 2001. Shares under the option grant vested 100 percent one year from the date of grant and expired 15 months from the date of grant. Options to purchase a total 1.9 million shares at $24.125 per share were granted in the special option grant.
     As of May 26, 2002, approximately 83.9 million shares were reserved for issuance under all option plans, including shares available for future option grants.

Stock Purchase Plans

We have an employee stock purchase plan that has been in effect since 1977 that authorizes the issuance of up to 24,950,000 shares of stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning or the end of a quarterly period. We also have an employee stock purchase plan available to employees at international locations that has been in effect since 1994. This plan authorizes the issuance of up to 5,000,000 shares of stock in quarterly offerings to eligible employees at a price equal to 85 percent of the lower of its fair market value at the beginning or the end of a quarterly period. Both purchase plans use a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for the international purchase plan, the participant's local employer is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. Both purchase plans have been approved by stockholders.
     Under the terms of the stock purchase plan and the global stock purchase plan, we issued 1.2 million shares in fiscal 2002, 1.1 million shares in fiscal 2001 and 1.3 million shares in fiscal 2000 to employees for $26.7 million, $27.3 million and $26.3 million, respectively. As of May 26, 2002, approximately 7.3 million shares were reserved for issuance under the two stock purchase plans.

Other Stock Plans

We have a director stock plan that authorizes the issuance of up to 200,000 shares of common stock to eligible directors who are not employees of the company. The common stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. As of May 26, 2002, 85,624 shares had been issued under the director stock plan and 114,376 shares were reserved for future issuances.

     We have a restricted stock plan, which authorizes the issuance of up to 2,000,000 shares of common stock to employees who are not officers of the company. The plan has been made available to a limited group of employees with technical expertise we consider important. During fiscal 2002, 2001 and 2000, 112,000, 240,000 and 166,500 shares, respectively, were issued under the restricted stock plan. Restrictions expire over time, ranging from two to six years after issuance. Based upon the market value on the dates of issuance, we recorded $3.1 million, $7.5 million and $8.3 million of unearned compensation during fiscal 2002, 2001 and 2000, respectively. This unearned compensation is included as a separate component of shareholders' equity in the financial statements and is amortized to operations ratably over the applicable restriction.

     In May 1996, we issued 200,000 shares of restricted stock to Brian L. Halla, then newly hired president and chief executive officer. These shares were not issued under the restricted stock plan and had restrictions that expired annually over a four-year period. The shares were recorded at the market value on the date of issuance as unearned compensation included as a separate component of shareholders' equity in the consolidated financial statements and were amortized to operations over the four-year vesting period. These restricted shares were granted to Mr. Halla specifically as part of his compensation package when he joined the company.
     Compensation expense for fiscal 2002, 2001 and 2000 related to all shares of restricted stock, including the shares granted to Mr. Halla, was $3.4 million, $3.0 million and $2.0 million, respectively. At May 26, 2002, the weighted-average grant date fair value for all outstanding shares of restricted stock was $28.78.
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2002, 2001 and 2000 was $17.49, $15.88 and $36.36 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.47, $9.73 and $7.38 for fiscal 2002, 2001 and 2000. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model that assumes no expected dividends and the following weighted-average assumptions for fiscal 2002, 2001 and 2000:

                                               2002               2001              2000
                                         ------------------ ----------------- ------------------
Stock Option Plans
     Expected life (in years)                    5.1                5.7               5.8
     Expected volatility                        75%                73%               64%
     Risk-free interest rate                     4.5%               5.0%              6.6%

Stock Purchase Plans
     Expected life (in years)                    0.3                0.3               0.3
     Expected volatility                        57%                95%              100%
     Risk-free interest rate                     1.7%               3.7%              5.8%



     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period (for options) and the three-month purchase period (for stock purchases) under the stock purchase plans. The pro forma information follows:


(In Millions,  Except Per Share Amounts)
                                                               2002           2001            2000
                                                           -------------- -------------- ----------------
Net income (loss) - as reported                                $(121.9)        $245.7         $620.8
Net income (loss) - pro forma                                  $(280.5)        $132.9         $550.3
Basic earnings (loss) per share - as reported                  $ (0.69)        $ 1.40         $ 3.58
Basic earnings (loss) per share - pro forma                    $ (1.58)        $ 0.76         $ 3.17
Diluted earnings (loss) per share - as reported                $ (0.69)        $ 1.30         $ 3.24
Diluted earnings (loss) per share - pro forma                  $ (1.58)        $ 0.71         $ 2.87

Note 11. Retirement and Pension Plans

Our retirement and savings program for U.S. employees consists of two plans, as follows:
     The profit sharing plan requires contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5% of payroll) or 1 percent of payroll. Contributions are made 25 percent in National stock and 75 percent in cash and contributions made in National stock must remain in National stock until the employee leaves the company and terminates participation in the plan. Total shares contributed under the profit sharing plan during fiscal 2002, 2001 and 2000 were 128,919 shares, 104,151 shares and 34,025 shares, respectively. As of May 26, 2002, 1.1 million shares of common stock were reserved for future contributions.
     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. Contributions are invested in one or more of thirteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(K) investments made by the employee in National stock may be sold at any time upon direction of the employee. Although
5.0 million shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.
     We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan).
     Certain of our subsidiaries that are not located in the U.S. have varying types of defined benefit pension and retirement plans that are consistent with local statutes and practices.

The annual expense for all plans was as follows:

(In Millions)                                                    2002         2001         2000
                                                             ------------- ------------ ------------
Profit sharing plan                                             $  3.6         $19.9       $15.5
Salary deferral 401(k) plan                                     $ 11.0         $10.6       $10.8
Non-U.S. pension and retirement plans                           $ 10.6         $ 8.3       $10.7

     Defined benefit pension plans maintained in the U.K., Germany and Japan cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of service credited as specified under the terms of each country's plan. The funding policy is consistent with the local requirements of each country. The plans' assets consist primarily of U.S. and foreign equity securities, bonds, property and cash.


Net annual periodic pension cost of these non U.S. defined benefit pension plans is presented in the following table:

(In Millions)                                                 2002              2001              2000
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year                $4.3              $4.1              $5.5
Plan participant contributions                                 (0.9)             (0.7)             (1.3)
Interest cost on projected benefit obligation                   7.5               7.0               6.5
Expected return on plan assets                                 (5.3)             (5.6)             (5.2)
Net amortization and deferral                                   1.3               0.2               0.9
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                      $6.9              $5.0              $6.4
                                                        ================= ================= =================

     Benefit obligation and asset data of these plans at fiscal year-end and details of their changes during the year are presented in the following tables:

(In Millions)                                                 2002              2001

                                                        ----------------- -----------------
BENEFIT OBILGATION
   Beginning balance                                        $122.9            $120.0
      Service cost                                             4.3               4.1
      Interest cost                                            7.5               7.0
      Benefits paid                                           (1.9)             (2.6)
      Actuarial loss                                           2.2               6.6
      Exchange rate adjustment                                 1.9             (12.2)
                                                        ----------------- -----------------
     Ending balance                                         $136.9            $122.9
                                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                                        $ 75.7            $ 82.3
      Actual return on plan assets                            (5.3)             (7.9)
      Company contributions                                   11.9              12.2
      Plan participant contributions                           0.9               0.7
      Benefits paid                                           (1.8)             (2.5)
      Exchange rate adjustment                                 1.7              (9.1)
                                                        ----------------- -----------------
   Ending balance                                           $ 83.1            $ 75.7
                                                        ================= =================


RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of plan
      assets                                                $ 53.8            $ 47.2
      Unrecognized net loss                                  (59.7)            (47.1)
      Unrecognized net transition obligation                   2.1               2.1
      Adjustment to recognize minimum liability               59.9              47.2
                                                        ----------------- -----------------
   Accrued pension cost                                     $ 56.1            $ 49.4
                                                        ================= =================

The projected benefit obligations and net periodic pension cost were determined using the following assumptions:

                                                              2002              2001              2000
                                                        ----------------- ----------------- -----------------

Discount rate                                               2.8%-6.5%         3.0%-6.5%        3.0%-6.5%
Rate of increase in compensation levels                     2.8%-3.8%         3.0%-4.3%        3.0%-4.5%
Expected long-term return on assets                         3.8%-7.5%         4.0%-7.5%        4.0%-8.0%

     In each of fiscal years presented, we recorded adjustments for minimum liability to adjust the liability related to one of our plans to equal the amount of the unfunded accumulated benefit obligation as required by the pension accounting standard. The corresponding offset is recorded in the financial statements as a component of accumulated other comprehensive loss.

Note 12.  Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $25.3 million, $26.3 million and $28.1 million in fiscal 2002, 2001 and 2000, respectively.

Future minimum commitments under noncancellable operating leases are as follows:

                                                              (In Millions)
                                                      ------------------------------
                     2003                                           $16.5
                     2004                                            14.1
                     2005                                            11.7
                     2006                                             7.9
                     2007                                             6.0
                     Thereafter                                       9.9
                                                      ------------------------------
                     Total                                          $66.1
                                                      ==============================

     As part of the Fairchild transaction in fiscal 1997, we entered into a manufacturing agreement with Fairchild where we committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction, based on specified wafer prices, which are intended to approximate market prices. The agreement expired in June 2000. During fiscal 2000, our total purchases under the agreement were $87.5 million. In June 2000, we extended the manufacturing arrangement for one year with similar terms. Total purchases from Fairchild in fiscal 2001 were $55.4 million, most of which were made under the one-year extension. Prior to the end of fiscal 2001, we entered into a two-year extension under similar terms where we have committed to purchase a minimum of $30.0 million and $20.0 million of product from Fairchild in fiscal 2002 and 2003, respectively. Under this extension, our purchases from Fairchild during fiscal 2002 totaled $32.3 million.
     In June 2000, we entered into a ten-year licensing agreement with Taiwan Semiconductor Manufacturing Company to gain access to a variety of TSMC's advanced sub-micron processes for use in our wafer fabrication facility in Maine as desired, if and when those processes are developed by TSMC. Prior to this agreement, we were only utilizing our own process technology in Maine. Total license fees of $187.0 million are to be paid quarterly through April 2006. We paid license fees of $37.0 million in fiscal 2002 and $35.0 million in fiscal 2001. In connection with this agreement, we are also required to pay a royalty of 5 percent on wafers we manufacture utilizing the TSMC process technology that are in excess of a pre-determined minimum level in any calendar quarter. No royalties have been paid during either fiscal 2002 or 2001 under this agreement.

Contingencies -- Legal Proceedings

In April 1988, we received a notice from the of U.S. Customs Service in San Francisco alleging that we had underpaid duties of approximately $19.5 million on goods that we had imported from our foreign subsidiaries from June 1, 1979 to March 1, 1985. We had been contesting the notice in various proceedings since 1988. In March 1998, the Assistant Commissioner of Customs reduced the amount of the alleged underpayment to approximately $3.6 million. The underpayment was subject to penalties computed as a multiple of the underpayment. In July 2001, the Customs Service accepted our offer to settle the matter for $2.5 million. We had already paid this amount to the Customs Service. The matter is now concluded.
     We have been named to the National Priorities List for our Santa Clara, California, site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan. We were sued by AMD, which sought recovery of cleanup costs AMD incurred in the Santa Clara area under the RWQCB orders for contamination that AMD alleged were originally caused by us. The settlement of this case was completed in fiscal 2002 and the AMD suit is now concluded.
     In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was sought from us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2002, 2001 and 2000.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
     In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs presently seek a certification of a medical monitoring class, which we oppose. Discovery in the case is proceeding.
     In November, 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged 'short-swing' profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a 'purchase' that must be matched with the January 2000 sale for purposes of computing the 'short-swing' profits. Plaintiff seeks from National alleged recoverable profits of approximately $14.1 million. In February, 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case in March 2002.
     Our tax returns for certain years are under examination in the U.S. by the IRS (See Note 8). In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business.
     Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to our financial position or results of operations.

Note 13.  Segment and Geographic Information

We design, develop, manufacture and market a wide array of semiconductor products for applications in a variety of markets. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, 'Disclosures about Segments of an Enterprise and Related Information,' and our chief executive officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into segments. Under the criteria in SFAS No. 131, only the Analog segment and the Information Appliance segment are considered reportable segments. All other segments are included in the caption 'All Others.' Prior to fiscal 2000, the former Cyrix business unit was also considered a separate reportable operating segment.
     The Analog segment includes a wide range of building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits and circuits targeted towards leading-edge monitor applications such as ultra-thin flat panel displays. The Analog segment's wireless circuits perform the radio, baseband controller, power management and other related functions primarily for handsets and base stations in the cellular and cordless telephones. The segment is heavily focused on using our analog expertise as the initial point to integrate systems on a chip aimed at the cellular, personal systems and information appliance markets. Current offerings include a complete GSM chipset solution, audio subsystems and flat panel display column drivers, integrated receivers and timing controllers.
     The Information Appliance segment contains all business units focused on providing component and system solutions to the emerging information appliance market, which we are strategically focusing on to provide next-generation solutions. These products include application-specific integrated microprocessors based on our GeodeTM technology and diverse advanced input/output controllers. The Information Appliance segment is focused on three key market segments that include enterprise thin clients (computers that have minimal memory and access software from a centralized server network), interactive TV set-top boxes (equipped with digital video) and personal information access devices, such as those currently being designed for the Microsoft Mira project.
     The former Cyrix business unit primarily offered a line of Cyrix M II microprocessors, which were stand-alone central processing units that were targeted toward the sub-$1,000 PC market. In this market, which is currently dominated by two major competitors, we experienced highly competitive pricing trends and constant pressure to rapidly release new microprocessors with higher operating speeds. As a result, we decided to exit the Cyrix PC microprocessor business in May 1999 and completed the sale of the assets of this business to VIA Technologies in September 1999 (See Note 3).
     Aside from these operating segments, our corporate structure also includes the centralized Worldwide Marketing and Sales Group, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.
     With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. We allocate certain expenses associated with centralized manufacturing, selling, marketing and general administration to reporting segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. A portion of interest income and interest expense is indirectly allocated to operating segments and is included in segment operating results.

     The following table presents specified amounts included in the measure of segment results or the determination of segment assets:

                                                 Information     Cyrix
(In Millions)                        Analog      Appliance       Business    All           Eliminations    Total
                                     Segment     Segment         Unit        Others                        Consolidated
                                     ----------- --------------- ----------- ------------- --------------- ---------------
2002
Sales to unaffiliated customers      $ 1,126.8   $   198.7       $      -    $    169.3     $    -           $  1,494.8
                                     =========== =============== =========== ============= =============== ===============

Segment loss before income taxes
                                     $   (12.2)  $   (88.4)      $      -    $    (22.8)    $    -           $   (123.4)
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization        $     14.0  $      7.1      $      -    $    209.3                      $    230.4
Interest income                      $        -  $       -       $      -    $     25.2                      $     25.2
Interest expense                     $        -  $       -       $      -    $      3.9                      $      3.9

Segment assets                       $    286.9  $     18.6      $     -     $  1,983.3                      $  2,288.8

2001
Sales to unaffiliated customers      $  1,516.8  $    227.0      $      -    $    368.8     $    -           $  2,112.6
Inter-segment sales                        -            0.1             -            -           (0.1)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                            $  1,516.8  $    227.1      $      -    $    368.8     $    (0.1)       $  2,112.6
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before
income taxes                         $    364.1  $   (106.5)     $      -    $     49.5     $    -           $    307.1
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization        $    24.9   $      9.7      $      -    $    208.7                      $    243.3
Interest income                      $       -   $       -       $      -    $     57.3                      $     57.3
Interest expense                     $       -   $       -       $      -    $      5.3                      $      5.3

Segment assets                       $   145.7   $     28.1      $      -    $  2,188.5                      $  2,362.3


2000
Sales to unaffiliated customers      $ 1,514.1   $   239.1       $   18.6   $    368.1      $    -            $2,139.9
Inter-segment sales                        -           0.3             -            -           (0.3)               -
                                     ----------- --------------- ----------- ------------- --------------- ---------------
Net sales                            $ 1,514.1   $   239.4       $   18.6   $    368.1      $  (0.3)          $2,139.9
                                     =========== =============== =========== ============= =============== ===============

Segment income (loss) before
income taxes and extraordinary item
                                     $   454.1   $  (99.8)       $  (22.6)  $    310.8      $   -             $  642.5
                                     =========== =============== =========== ============= =============== ===============

Depreciation and amortization        $    13.8   $   13.9        $   3.3    $    232.8                        $  263.8
Interest income                      $       -   $      -        $     -    $     33.2                        $   33.2
Interest expense                     $       -   $      -        $     -    $     17.9                        $   17.9
Segment assets                       $   133.0   $   30.8        $     -    $  2,218.4                        $2,382.2

     Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in each segment's product standard cost.

     We operate in three main geographic areas that include the Americas, Europe and the Asia Pacific region including Japan. In the information that follows, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.

The following tables provides geographic sales and asset information by major countries within the main geographic areas (Japan is included with the rest of the world):



(In Millions)
                                        United      United        Hong      Singapore     Rest of       Eliminations    Total
                                        States     Kingdom        Kong                    World                         Consolidated
                                     ------------ -----------   ---------- ------------ ------------- --------------- --------------
2002

Sales to unaffiliated customers      $   377.7    $   169.7     $  423.0   $   229.4    $   295.0                     $     1,494.8
Transfers between geographic areas       364.1        126.0          0.2       619.1          0.3     $(1,109.7)                  -
                                     ------------ -----------   ---------- ------------ ------------- --------------- --------------
Net sales                            $   741.8    $   295.7     $  423.2   $   848.5    $   295.3     $(1,109.7)      $     1,494.8
                                     ============ ===========   ========== ============ ============= =============== ==============

Long-lived assets                    $   788.9    $    42.3     $    0.7   $    68.8    $   123.6     $       -       $     1,024.3
                                     ============ ===========   ========== ============ ============= =============== ==============

2001
Sales to unaffiliated customers      $   702.3    $   313.5     $  445.8   $   221.5    $   429.5                     $     2,112.6
Transfers between geographic areas       470.2        181.1          0.7       747.4          1.0     $(1,400.4)                  -
                                     ------------ ----------    ---------- ------------ ------------- --------------- --------------

Net sales                            $ 1,172.5    $   494.6     $  446.5   $   968.9    $   430.5     $(1,400.4)      $     2,112.6
                                     ============ ===========   ========== ============ ============= =============== ==============

Long-lived assets                    $   742.4    $    49.1     $    0.9   $     87.9   $   141.9     $       -       $     1,022.2
                                     ============ ===========   ========== ============ ============= =============== ==============

2000
Sales to unaffiliated customers      $   761.7    $   348.8     $  439.1   $   214.6    $   375.7                     $     2,139.9
Transfers between geographic areas       544.2        192.1          0.1       875.8          0.7     $(1,612.9)                  -
                                     ------------ -----------   ---------- ------------ ------------- --------------- --------------
Net sales                            $ 1,305.9    $   540.9     $  439.2   $ 1,090.4    $   376.4     $(1,612.9)      $     2,139.9
                                     ============ ===========   ========== ============ ============= =============== ==============

Long-lived assets                    $   632.7    $    37.1     $    1.2   $    93.6    $   137.3     $        -      $       901.9
                                     ============ ===========   ========== ============ ============= =============== ==============





Note 14. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                                       2002            2001           2000
                                                                    --------------- -------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                                                      $  4.0          $  5.6          $ 21.5
  Income taxes                                                          $ 16.2          $ 80.1          $ 21.6


(In Millions)                                                       2002            2001           2000
                                                                    --------------- -------------- --------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
 Issuance of stock for employee benefit plans                          $   4.3          $  4.1       $    0.9
Issuance of stock for director stock plan                              $   0.2          $  0.3       $    0.4
Change in unrealized gain on available-for-sale securities             $  23.2          $ 11.3       $  (18.6)
Change in unrealized loss on cash flow hedges                          $   0.4          $   -        $     -
Unearned compensation relating to restricted stock issuance            $   3.1          $  7.5       $    8.3
Issuance of common stock upon conversion of convertible
 subordinated promissory notes                                         $  10.0          $   -        $    7.1
Restricted stock cancellation                                          $   0.9          $  2.8       $    6.0
Minimum pension liability                                              $  12.7          $ 16.0       $    6.2



Note 15.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 2002 and 2001:

                                                    Fourth         Third           Second          First
(In Millions, Except Per Share Amounts)             Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2002
Net sales                                             $  419.5       $ 369.5        $  366.5        $  339.3
Gross margin                                          $  180.5       $ 133.3        $  129.5        $  110.1
Net income (loss)                                     $   17.1       $ (37.8)       $  (46.6)       $  (54.6)

Earnings (loss)  per share:
  Net income (loss):
    Basic                                             $    0.10      $  (0.21)      $   (0.26)      $   (0.31)
    Diluted                                           $    0.09      $  (0.21)      $   (0.26)      $   (0.31)

Weighted-average common and potential
   common shares outstanding:
   Basic                                                 179.8         178.4           176.8           174.9
   Diluted                                               190.6         178.4           176.8           174.9

Common stock price - high                             $   37.30       $ 34.91        $  35.10       $   34.97
Common stock price - low                              $   24.93       $ 25.03        $  19.70       $   24.86
--------------------------------------------------- -------------- --------------- --------------- ---------------

2001
Net sales                                             $  401.2       $ 475.6         $ 595.0        $  640.8
Gross margin                                          $  164.4       $ 233.0         $ 300.7        $  339.4
Net income (loss)                                     $  (44.4)      $  39.2         $ 106.7        $  144.2

Earnings (loss) per share:
  Net income (loss):
    Basic                                             $   (0.26)     $   0.23        $   0.60       $    0.81
    Diluted                                           $   (0.26)     $   0.21        $   0.56       $    0.74

Weighted-average common and potential
   common shares outstanding:
   Basic                                                 173.6          174.0           178.1           178.1
   Diluted                                               173.6          183.0           191.9           195.8

Common stock price - high                             $   30.97      $   29.41       $   47.94       $   73.88
Common stock price - low                              $   19.71      $   17.13       $   19.69       $   31.25
--------------------------------------------------- -------------- --------------- --------------- ---------------

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 26, 2002, there were approximately 8,194 holders of common stock.







                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

     We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 26, 2002 and May 27, 2001, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity and cash flows for each of the years in the three-year period ended May 26, 2002. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II, 'Valuation and Qualifying Accounts.' These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 26, 2002 and May 27, 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended May 26, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                               KPMG LLP





Mountain View, California
June 5, 2002





ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.





PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers appearing under the caption 'Election of Directors' (including subcaptions thereof) and 'Section 16(a) Beneficial Ownership Reporting Compliance' in our Proxy Statement for the 2002 annual meeting of shareholders to be held on or about October 18, 2002 and which will be filed in definitive form pursuant to Regulation 14A on or about September 1, 2002 (hereinafter '2002 Proxy Statement'), is incorporated herein by reference. Information concerning our executive officers is set forth in Part I of the Form 10-K under the caption 'Executive Officers of the Registrant.'


ITEM 11. EXECUTIVE COMPENSATION

The information appearing under the captions 'Director Compensation', 'Compensation Committee Interlocks and Insider Participation' and 'Executive Compensation' (including all related sub captions thereof) in the 2002 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information concerning the only known ownership of more than 5 percent of our outstanding common stock 'Outstanding Capital Stock, Quorum and Votin' in the 2002 Proxy Statement, is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption 'Security Ownership of Management' in the 2002 Proxy Statement is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                      Pages in
(a) 1.  Financial Statements                                      this document
For the three years ended May 26, 2002-                                  31
   refer to Index in Item 8

(a) 2.  Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts                          69

     All other schedules are omitted since the required information is inapplicable or the information is presented in the consolidated financial statements or notes thereto.
     Separate financial statements of National are omitted because we are primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest or indebtedness to any person other than us in an amount which exceeds five percent of the total assets as shown by the most recent year end consolidated balance sheet filed herein.

(a) 3.  Exhibits
The exhibits listed in the accompanying Index to Exhibits on pages 72 to 74 of this report are filed or incorporated by reference as part of this report.

(b)      Reports on Form 8-K
During the quarter ended May 26, 2002, we did not file any reports on Form 8-K.



                       NATIONAL SEMICONDUCTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  (In Millions)

                            Deducted from receivables
                       in the consolidated balance sheets

                                            Doubtful Returns and
Description                                 Accounts Allowances                    Total

              Balances at May 30, 1999      $   9.1            $   58.9                  $  68.0
              Additions charged against revenue -                 223.9                    223.9
              Additions charged against
                  costs and expenses            0.3                 -                        0.3
              Deductions                       (2.0) (1)         (231.6)                  (233.6)
                                            ------------       ---------                ----------
              Balances at May 28, 2000          7.4                51.2                     58.6

              Additions charged against revenue      -            243.9                    243.9
              Additions charged against
                  costs and expenses            2.0                 -                        2.0
              Deductions                       (2.1) (1)         (257.3)                  (259.4)
                                            ------------       ---------                ----------
              Balances at May 27, 2001          7.3                37.8                     45.1

              Additions charged against revenue      -            151.3                    151.3
              Additions charged against
                  costs and expenses            0.2                 -                        0.2
              Deductions                        -                (158.8)                  (158.8)
                                            ------------       ---------                ----------
              Balances at May 26, 2002     $    7.5            $   30.3                 $   37.8
                                           =============       =========                ==========

________________________________________________


(1)     Doubtful accounts written off, less recoveries.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date: August 16, 2002                       /S/  BRIAN L. HALLA*
                                                Brian L. Halla
                                                Chairman of the Board, President
                                                and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 16th day of August 2002.

Signature                                                     Title


/S/  BRIAN L. HALLA*                           Chairman of the Board, President
       Brian L. Halla                          and Chief Executive Officer
                                               (Principal Executive Officer)

/S/  LEWIS CHEW*                               Senior Vice President, Finance
       Lewis Chew                              and Chief Financial Officer
                                               (Principal Financial Officer)

/S/  ROBERT E. DEBARR *                        Controller
       Robert E. DeBarr.                       (Principal Accounting Officer)

/S/  STEVEN R. APPLETON *                      Director
       Steven R. Appleton

/S/  GARY P. ARNOLD *                          Director
       Gary P. Arnold

/S/  RICHARD J. DANZIG *                       Director
       Richard J. Danzig

/S/  ROBERT J. FRANKENBERG *                   Director
       Robert J. Frankenberg

/S/  E. FLOYD KVAMME*                          Director
       E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE *                     Director
       Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *                     Director
       Edward R. McCracken


* By      /S/  LEWIS CHEW
          Lewis Chew, Attorney-in-fact

CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55703, 33-61381, 333-09957, 333-23477, 333-36733,
333-53801,  333-63614,  333-88269, 333-48424 and 333-70040 on Form S-8, and Post
Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 5, 2002, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 26, 2002 and May 27, 2001, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 26, 2002 and the related financial statement schedule, which report appears on page 69 of the 2002 Annual Report on Form 10-K of National Semiconductor Corporation.



                                                              KPMG LLP


Mountain View, California
August 16, 2002

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

3.2  By-Laws of the Company.

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

4.3 Indenture dated as of May 28, 1996 between Cyrix Corporation ('Cyrix') and Bank of Montreal Trust Company as Trustee (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

4.4 Registration Rights Agreement dated as of May 28, 1996 between Cyrix and Goldman, Sachs & Co. (incorporated by reference from the Exhibits to Cyrix's Registration Statement on Form S-3 Registration No. 333-10669, which became effective August 22, 1996).

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 1999 filed July 29, 1999). Fiscal Year 2002 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 26, 2001 filed October 4, 2001).

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

10.4 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Agreement with Peter J. Sprague dated May 17, 1995 (incorporated by reference from the Exhibits to our Form 10-K for fiscal year ended May 27, 2000 filed August 3, 2000). Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28,
     1995).

10.5 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended through June 26, 1997 (incorporated by reference from the Exhibits to our definitive Proxy Statement for the Annual Meeting of Stockholders held September 26, 1997 filed August 12, 1997).

10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

10.7 Management Contract or Compensatory Plan or Arrangement: Director Deferral Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 29, 1999 filed October 12, 1999).

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

10.11Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Long Term Disability Coverage Plan Summary, National Semiconductor Corporate Executive Staff as amended January 1, 2000 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.12Management   Contract  or  Compensatory   Plan  or  Agreement:   Long  Term
     Disability Plan Summary, National Semiconductor Executive Employees (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 27, 2000 filed April 11, 2000).

10.13Management  Contract or Compensatory  Plan or Agreement:  Form of Change of
     Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from our Form 10-K for fiscal year ended May 31, 1998 filed August 3, 1998).

10.14Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 24, 2002 filed April 10, 2002).

10.15Equity  Compensation  Plan not approved by Stockholders:  Cyrix Corporation
     1998 Incentive Stock Plan (incorporated by reference from the Exhibits to our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement Registration No. 333-38033-01 filed November 18, 1997).

10.16Equity   Compensation   Plan  not   approved   by   Stockholders:   ComCore
     Semiconductor, Inc. 1997 Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-53801 filed May 28, 1998).

10.17Equity  Compensation  Plan not approved by Stockholders:  1995 Stock Option
     Plan for officers and Key Employees of Mediamatics, Inc. and 1997 Stock Option Plan of Mediamatics, Inc. (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-23477 filed March 17, 1997).

10.18Equity  Compensation  Plan not approved by  Stockholders:  Restricted Stock
     Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-09957 filed August 12, 1996).

10.19Equity  Compensation  Plan not  approved by  Stockholders:  1997  Employees
     Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-63614 filed June 22, 2001).

10.20Equity  Compensation Plan not approved by Stockholders:  Agreement and Plan of Merger by and among National Semiconductor Corporation, Nesshin Acquisition Sub, Inc., innoComm Wireless, Inc., and Bernard Xavier, Daniel Meacham and Ibrahim Yayla dated as of February 2, 2001; Letter Agreement with Daniel Meacham; Letter Agreement with Bernard Xavier; Letter Agreement with Ibrahim Yayla (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-70040 filed September 24, 2001).

10.21Equity  Compensation  Plan not  approved by  Stockholders:  Retirement  and
     Savings Program.

10.22Management Contract or Compensatory Plan or Arrangement:  2002 Key Employee
     Incentive Plan.

10.23Management Contract or Compensatory Plan or Arrangement: Relocation Package made available to Detlev Kunz.

21.0 List of Subsidiaries.

23.0 Consent of Independent Auditors (included in Part IV).

24.1 Power of Attorney.

                                                                   Exhibit 21.0


NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES OF THE REGISTRANT

The following table shows certain information with respect to the active subsidiaries as of May 26, 2002, all of which are included in consolidated financial statements:

                                     State or         Other Country   Percent of
                                     Other            In Which        Voting
                                     Jurisdiction     Subsidiary      Securities
Name of Incorporation                is Registered    by National     Owned
---------------------                -------------    -----------     ----------
Algorex Inc.                         California                          100%
ComCore Semiconductor, Inc.          California                          100%
innoComm WIRELESS                    California                          100%
Mediamatics, Inc.                    California                          100%
National Semiconductor
     International, Inc.             Delaware                            100%
National Semiconductor
     Netsales, Inc.                  Delaware                            100%
National Semiconductor
     (Maine), Inc.                   Delaware                            100%
ASIC II Limited                      Hawaii                              100%
National Semiconductor
     B.V. Corporation                Delaware                            100%
National Semiconductor
     France S.A.R.L.                 France                              100%
National Semiconductor
     GmbH                            Germany            Belgium          100%
National Semiconductor
     (I.C.) Ltd.                     Israel                              100%
National Semiconductor
     S.r.l.                          Italy                               100%
National Semiconductor
     Aktiebolog (A.B).               Sweden                              100%
National Semiconductor
     Sweden Aktiebolog.              Sweden                              100%
National Semiconductor
     (U.K.) Ltd.                     Great Britain     Denmark/Ireland   100%
                                                     Finland/Norway/Spain
National Semiconductor
     (U.K.)Pension Trust
     Company Ltd.                    Great Britain                       100%
National Semiconductor
     Benelux B.V.                    Netherlands                         100%
National Semiconductor B.V.          Netherlands                         100%
National Semiconductor
     International B.V.              Netherlands                         100%
National Semiconductor
     International Finance S.A.      Switzerland                         100%
Arsmikro oui.                        Estonia                             100%
National Semiconductor
     Finland Oy                      Finland                             100%
Natsem India Designs
     Pvt. Ltd.                       India                               100%
National Semiconductor
     (Australia)Pty.Ltd.             Australia                           100%
National Semiconductor
     (Hong Kong) Limited             Hong Kong                           100%
National Semiconductor
     (Far East) Limited              Hong Kong            Taiwan         100%
National Semiconductor
     Hong Kong Sales Limited         Hong Kong                           100%
National Semiconductor Services
     Limited                         Hong Kong                           100%
National Semiconductor
     Japan Ltd.                      Japan                               100%
N.S.  Microelectronics
     Co., LTD.                       Japan                                19%
National Semiconductor
     Korea Limited.                  Korea                               100%
National Semiconductor
     SDN. BHD.                       Malaysia                            100%
National Semiconductor
     Technology SDN.BHD.             Malaysia                            100%
National Semiconductor
     Services Malaysia SDN.BHD.      Malaysia                            100%
National Semiconductor Pte. Ltd.     Singapore                           100%
National Semiconductor Asia Pacific
     Pte. Ltd.                       Singapore                           100%
National Semiconductor Manufacturer
     Singapore Pte. Ltd.             Singapore                           100%
Shanghai National Semiconductor
     Technology Limited              People's Republic of China           95%
National Semiconductor Shanghai
     Ltd.                            People's Republic of China          100%
National Semiconductor Canada Inc.   Canada                              100%
National Semiconductores
     do Brazil Ltda.                 Brazil                              100%
Electronica NSC de Mexico, S.A.      Mexico                              100%
National Semiconductor (Barbados)                                        100%
     Limited                         Barbados                            100%