Form 10-Q
period 2002-08-26
NATIONAL SEMICONDUCTOR CORP
filed 2002-10-01
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended August 25, 2002

                                       or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Title of Each Class                 Outstanding at August 25, 2002
         -------------------                 ------------------------------

Common stock, par value $0.50 per share                  180,939,806

NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                                    Page No.
                                                                    --------
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months Ended August 25, 2002 and August 26, 2001                  3

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)
  for the Three Months Ended August 25, 2002 and August 26, 2001          4

Condensed Consolidated Balance Sheets (Unaudited) as of
   August 25, 2002  and May 26, 2002                                      5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended August 25, 2002 and August 26, 2001                  6

Notes to Condensed Consolidated Financial Statements (Unaudited)       7-11

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                  12-17

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     18

Part II.  Other Information

Item 1.   Legal Proceedings                                              19

Item 6.   Exhibits and Reports on Form 8-K                            19-20

Signature                                                                21

Certifications                                                        22-23

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)

                                                   Three Months Ended
                                                  Aug. 25,      Aug. 26,
                                                    2002          2001
                                                ------------ -------------

  Net sales                                     $   420.6    $   339.3
  Operating costs and expenses:
    Cost of sales                                   238.3        229.2
    Research and development                        110.7        109.0
    Selling, general and administrative              69.9         62.5
    Special items                                     -            1.1
                                                ------------ -------------

  Total operating costs and expenses                418.9        401.8
                                                ------------ -------------

  Operating income (loss)                             1.7        (62.5)
  Interest income, net                                4.1          7.0
  Other income (expense), net                        (1.5)         3.4
                                                ------------ -------------

  Income (loss) before income taxes                   4.3        (52.1)
  Income tax expense                                  3.0          2.5
                                                ------------ -------------

  Net income (loss)                             $     1.3    $   (54.6)
                                                ============ =============

  Earnings (loss) per share:
       Basic                                       $  0.01      $ (0.31)
       Diluted                                     $  0.01      $ (0.31)

  Weighted-average shares:
       Basic                                        180.7        174.9
       Diluted                                      187.1        174.9



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS (Unaudited)
(in millions)



                                                   Three Months Ended
                                                Aug. 25,        Aug. 26,
                                                  2002            2001
                                              -------------- ---------------

Net income (loss)                                $  1.3         $(54.6)

Other comprehensive income (loss), net of tax:
  Reclassification adjustment for net realized
    gain on available-for-sale securities
    included in net income (loss)                  (0.7)          (5.6)
  Unrealized loss on available-for-sale securities(28.1)          (8.3)
Derivative instruments:
  Unrealized gain (loss) on cash flow hedges        0.4           (0.1)
                                              -------------- ---------------

Comprehensive loss                               $(27.1)        $(68.6)
                                              ============== ===============

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                  Aug. 25,        May 26,
                                                    2002           2002
                                             ---------------- --------------
   ASSETS
   Current assets:
      Cash and cash equivalents                  $  719.0       $  681.3
      Short-term marketable investments               8.0           18.1
      Receivables, less allowances of $38.6
        in 2003 and $37.8 in 2002                   143.8          131.7
      Inventories                                   158.6          145.0
      Deferred tax assets                            58.7           58.7
      Other current assets                           48.4           38.3
                                             ---------------- --------------
      Total current assets                        1,136.5        1,073.1

   Property, plant and equipment, net               746.8          737.1
   Long-term marketable debt securities              71.6          145.0
   Goodwill                                         173.3          173.3
   Other assets                                     136.9          160.3
                                             ---------------- --------------

   Total assets                                  $2,265.1       $2,288.8
                                             ================ ==============

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt          $    4.4       $    5.5
      Accounts payable                              124.1          123.7
      Accrued expenses                              214.0          226.7
      Income taxes payable                           46.3           47.9
                                             ---------------- --------------

      Total current liabilities                     388.8          403.8

   Long-term debt                                    21.8           20.4
   Other noncurrent liabilities                      88.0           83.5
                                             ---------------- --------------
     Total liabilities                              498.6          507.7
                                             ---------------- --------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                   90.5           90.2
      Additional paid-in capital                  1,414.7        1,402.5
      Retained earnings                             311.8          310.5
      Accumulated other comprehensive loss          (50.5)         (22.1)
                                             ---------------- --------------

      Total shareholders' equity                  1,766.5        1,781.1
                                             ---------------- --------------

   Total liabilities and shareholders' equity    $2,265.1       $2,288.8
                                             ================ ==============

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                      Three Months Ended
                                                    Aug. 25,       Aug. 26,
                                                      2002           2001
                                              -------------------------------
      Cash flows from operating activities:
      Net income (loss)                             $  1.3         $(54.6)
      Adjustments to reconcile net income (loss)
      with net cash provided by (used by)
      operating activities:
         Depreciation and amortization                55.5           56.9
         Gain on investments                          (0.7)          (5.6)
         Loss on disposal of equipment                 1.2            0.3
         Noncash special items                          -             1.1
         Other, net                                    2.4             -
         Changes in certain assets and
         liabilities, net:
            Receivables                              (12.1)          10.2
            Inventories                              (13.6)          12.7
            Other current assets                     (13.6)         (10.6)
            Accounts payable and accrued expenses    (11.5)         (58.2)
            Current and deferred income taxes payable (1.6)          22.3
            Other noncurrent liabilities               4.5            1.7
                                              -------------------------------

      Net cash provided by (used by)
        operating activities                          11.8          (23.8)
                                              -------------------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment      (60.9)         (42.4)
      Sale and maturity of available-for-sale
        securities                                   130.8           10.0
      Purchase of available-for-sale securities      (47.5)         (50.0)
      Sale of investments                              1.1            6.7
      Business acquisition, net of cash acquired        -           (27.5)
      Purchase of nonmarketable investments           (7.2)          (0.1)
      Funding of benefit plan                         (2.5)         (13.3)
      Other, net                                       3.3            6.5
                                               ------------------------------

      Net cash provided by (used by)
        investing activities                          17.1         (110.1)
                                               ------------------------------
      Cash flows from financing activities:
      Repayment of debt                               (2.1)          (4.6)
      Issuance of common stock, net                   10.9           21.8
                                               ------------------------------

      Net cash provided by financing activities        8.8           17.2
                                               ------------------------------

      Net change in cash and cash equivalents         37.7         (116.7)
      Cash and cash equivalents at beginning
        of period                                    681.3          817.8
                                               ------------------------------

      Cash and cash equivalents at end of period    $719.0         $701.1
                                               ==============================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

In the opinion of our management, the accompanying condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to be indicative of the results to be expected for the full year. This report should be read in conjunction with the consolidated financial statements and the accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 26, 2002.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows (in millions):

                                                     Three Months Ended
                                                   Aug. 25,      Aug. 26,
                                                     2002          2001
                                                ------------- -------------

Net income (loss) used for basic and
  diluted earnings (loss) per share                  $1.3        $(54.6)
                                                ============= ==============

Number of shares:
  Weighted average common shares outstanding used
  for basic earnings per share                      180.7         174.9

Effect of dilutive securities:
  Stock options                                       6.4           -
                                                ------------- --------------

Weighted average common and potential common
  shares outstanding used for diluted earnings
  per share                                         187.1         174.9
                                                ============= ==============


On August 25, 2002, we had options outstanding to purchase 26.1 million shares of common stock with a weighted-average exercise price of $37.90. These options were not included in diluted earnings per share since their effect was antidilutive, but they could potentially dilute basic earnings per share in the future. On August 26, 2001, we had options outstanding to purchase 37.7 million shares of common stock with a weighted-average exercise price of $27.34. These options were also not included in diluted earnings per share since their effect was antidilutive, but they could also potentially dilute basic earnings per share in the future.

Note 2.  Consolidated Financial Statements Detail

Balance sheets (in millions):
                                                 Aug. 25,         May 26,
                                                   2002            2002
                                              -------------------------------
Inventories:
  Raw materials                                  $  12.2        $    6.4
  Work in process                                   93.5            86.9
  Finished goods                                    52.9            51.7
                                              -------------------------------

Total inventories                                 $158.6          $145.0
                                              ===============================


Statements of operations (in millions):

                                                     Three Months Ended
                                                    Aug. 25,    Aug. 26,
                                                     2002        2001
                                                  ----------- -----------
Special items:
  In-process research and development charge        $  -          $1.1

Interest income, net:
  Interest income                                   $ 4.5       $ 8.2
  Interest expense                                   (0.4)       (1.2)
                                                  ----------- -----------

Interest income, net                                $ 4.1       $ 7.0
                                                  =========== ===========

Other income (expense), net:
  Net intellectual property income                  $ 1.6        $1.3
  Gain (loss) on investments, net                    (3.1)        2.1
                                                  ----------- -----------

Total other income (expense), net                   $(1.5)       $3.4
                                                  =========== ===========

Note 3.  Statement of Cash Flows Information (in millions)
                                                       Three Months Ended
                                                     Aug. 25,       Aug. 26,
                                                       2002           2001
                                                    -------------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest                                        $   0.5        $   0.3
     Income taxes                                    $   5.6        $   4.2

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans         $   0.8        $   4.3
Unearned compensation relating to restricted
  stock issuance                                     $   0.2        $   0.6
Issuance of common stock upon conversion of
  convertible subordinated promissory note           $     -        $  10.0
Change in unrealized gain (loss) on cash flow hedges $   0.4        $  (0.1)
Change in unrealized gain on available-for-sale
  securities                                         $ (28.8)       $ (13.9)


Note 4.  Restructuring of Operations and Cost Reduction Programs

During the first quarter of fiscal 2003, we paid severance of $7.0 million to 132 employees as part of the cost reduction action we announced in May 2002. We also paid $0.8 million for other costs, primarily costs related to exiting of businesses, as part of the actions announced in May 2002 and restructuring actions announced in fiscal 1999.

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities through August 25, 2002:

        Balance at beginning of quarter                               $16.4
        Cash payments                                                  (7.8)
                                                                   -----------

        Ending balance                                               $  8.6
                                                                   ===========

The balance at August 25, 2002 includes $4.3 million related to the May 2002 cost reduction action for activities that were not yet completed. The remaining amounts primarily represent lease obligations related to other previously announced actions.

Note 5.  Segment Information

The following table presents information related to our reportable segments (in millions):

                                  Information
                          Analog   Appliance      All     Elimi-      Total
                         Segment    Segment     Others    nations  Consolidated
                       ---------- ----------- ---------- --------- ------------
Three months ended
 August 25, 2002:

Sales to unaffiliated
customers                $325.3     $ 53.4       $41.9      $-         $420.6
                      =========== =========== ========== ========= ===========

Segment income (loss)
before income taxes      $ 15.9     $(11.2)      $(0.4)     $-         $  4.3
                      =========== =========== ========== ========= ===========

Three months ended
 August 26, 2001:

Sales to unaffiliated
customers                $252.0     $ 43.7       $43.6      $-         $339.3
                      =========== =========== ========== ========= ===========

Segment income (loss)
before income taxes      $(22.8)    $(29.8)      $ 0.5      $-         $(52.1)
                      =========== =========== ========== ========= ===========

Note 6.  Contingencies - Legal Proceedings

As we reported in our annual report on Form 10-K for the fiscal year ended May 26, 2002, we face the following material contingencies in the form of legal proceedings:
     We have been named to the National Priorities List for our Santa Clara, California, site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan.
     In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was sought from us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2003.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.
     In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs presently seek a certification of a medical monitoring class, which we oppose. Discovery in the case is proceeding.
     In November, 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of approximately $14.1 million. In February, 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case in March 2002.
     Our tax returns for certain years are under examination in the U.S. by the IRS (See Note 8 to our financial statements in our annual report on Form 10-K for the year ended May 26, 2002 and the information provided in response to item 1 of Part II of this Form 10-Q).
     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to our financial position or results of operations.

Item 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements contained in the outlook section and in certain other sections of management's discussion and analysis are forward-looking based on current expectations and management's estimates. Actual results may differ materially. The forward-looking statements may include discussion of specific risks and uncertainties. Other risks and uncertainties that could affect us include, but are not limited to, the general economy, the changing environment of the semiconductor industry, competitive products and pricing, growth in the wireless, PC and communications infrastructure industries, regulatory and international conditions, the effects of legal and administrative cases and proceedings, and other risks and uncertainties that we may detail from time to time in our reports and filings with the SEC.
     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our annual report on Form 10-K for the fiscal year ended May 26, 2002.

o    Critical Accounting Policies
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition
We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record at the time of shipment a provision for estimated future returns. Approximately 52 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors for various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends and other related factors. To date the actual distributor activity has been consistent with the provisions we made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.
     Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered and no further obligations to the other party exist.

2.   Inventories
Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write-down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us the ability to make reliable estimates. We also evaluate the carrying value of inventory for lower of cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets
We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include patents we have acquired and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

o    Significant decrease in the market value of an asset
o Significant changes in the extent or manner for which the asset is being used or in its physical condition
o A significant change, delay or departure in our business strategy related to the asset
o Significant negative changes in the business climate, industry or economic conditions
o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

     In view of the generally weak economic climate that currently exists, we are periodically evaluating whether an impairment of our amortizable intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations, if and when the impairment is recorded. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.
     We performed a goodwill impairment review upon initial adoption of the new accounting rules for goodwill as of the beginning of fiscal 2002. We also performed an annual review for goodwill impairment in our fourth quarter of fiscal 2002 and plan to perform another review in the fourth quarter of fiscal 2003. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays and power business units that are operating segments within our Analog reportable segment and our wired communications group that is reported within other operating segments. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our financial position and results of operations.

o    Overview
We recorded net sales of $420.6 million for the first quarter of fiscal 2003. This represents a 24 percent increase from sales of $339.3 million for the first quarter of fiscal 2002. The increase in sales resulted from higher demand, particularly from customers in our target markets such as wireless handsets and displays, as we saw business conditions for the semiconductor industry slowly improve since a year ago. For the first quarter of fiscal 2003, we earned net income of $1.3 million, while we had a net loss of $54.6 million for the first quarter of fiscal 2002. The improvement in operating results was primarily due to the higher sales. Net income for the first quarter of fiscal 2003 had no special items while the net loss for the first quarter of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition of Wireless Solutions Sweden AB.

o    Sales
The following discussion is based on our operating segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 26, 2002.

The Analog segment, which represents 77 percent of our total sales, recorded an increase in sales of 29 percent for the first quarter of fiscal 2003 over sales for the first quarter of fiscal 2002. The increase was mostly due to an increase in unit volume, offset partially by some decreases in average selling prices. The decrease in average selling prices was caused by mix changes as well as actual declines in prices. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, and sales of display products increased by 12 percent and 124 percent, respectively, in the first quarter of fiscal 2003 over sales in the first quarter of fiscal 2002. In the broad-based analog markets, sales of power management and amplifier products were up in the first quarter of fiscal 2003 by 55 percent and 34 percent, respectively, from the same period last year.
     Sales in the first quarter of fiscal 2003 for the Information Appliance segment increased 22 percent from sales in the first quarter of fiscal 2002, due to higher volume of GeodeTM integrated processor products and integrated DVD products. Average selling prices declined slightly for GeodeTM products but increased slightly for integrated DVD products due to improved mix.

o    Gross Margin
Gross margin as a percentage of sales increased to 43 percent for the first quarter of fiscal 2003 from gross margin of 32 percent for the first quarter of fiscal 2002. The increase in gross margin was primarily driven by higher factory utilization. Wafer fabrication capacity utilization for the first quarter of fiscal 2003 averaged 74 percent, compared with 47 percent in the same quarter last year, when production activity was much lower due to the weakened business conditions in the semiconductor industry. The impact of actual price declines on selected products was offset by improvement in the company's overall product mix.

o    Research and Development
Our research and development expenses for the first quarter of fiscal 2003 were $110.7 million, or 26 percent of sales, compared to $109.0 million, or 32 percent of sales, in the same period last year. The fiscal 2002 amount excludes $1.1 million for in-process R&D charges related to the acquisition of Wireless Solutions Sweden AB. The in-process R&D charges are included as a component of special items in the condensed consolidated statement of operations. Slightly higher R&D expenses for the first quarter of fiscal 2003 result mainly from increased product development spending for new products in key target markets and include the integration of Fincitec OY and ARSmikro OU acquired at the end of fiscal 2002. During the first quarter of fiscal 2003, we devoted approximately 77 percent of our R&D effort towards new product development and 23 percent towards the development of process and support technology. Compared to fiscal 2002, this represents a 4 percent increase in spending for new product development and a 10 percent decrease in spending for process and support technology. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.

o    Selling, General and Administrative
Our selling, general and administrative expenses in the first quarter of fiscal 2003 were $69.9 million, or 17 percent of sales, compared to $62.5 million, or 18 percent of sales in the first quarter of fiscal 2002. The increase in SG&A expenses was mainly from higher payroll and employee benefit expenses and was also impacted by higher expenses from foreign currency translation losses of $2.9 million in fiscal 2003 while expenses in the first quarter of fiscal 2002 included foreign currency translation gains of $0.5 million.

o    Interest Income and Interest Expense
For the first quarter of fiscal 2003, we earned net interest income of $4.1 million, compared to $7.0 million for the first quarter of fiscal 2002. The decrease in net interest income was primarily due to lower average interest rates on lower average cash balances in the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002. Offsetting interest expense was slightly lower for fiscal 2003 as we continued to reduce our outstanding debt balances.

o    Other Income (Expense), Net
Other expense, net was $1.5 million for the first quarter of fiscal 2003 compared to other income, net of $3.4 million for the first quarter of fiscal 2002. The components of other expense, net for the first quarter of fiscal 2003 included a $3.1 million net loss from equity investments, which was partially offset by $1.6 million of net intellectual property income. By comparison, the components of other income, net for the first quarter of fiscal 2002 included a $2.1 million net gain from equity investments and $1.3 million of net intellectual property income.

o    Income Tax Expense
We recorded income tax expense of $3.0 million for the first quarter of fiscal 2003 compared to $2.5 million for the first quarter of fiscal 2002. The fiscal 2003 and 2002 tax expense represents non-U.S. income taxes on international income. We have not incurred U.S. income taxes during these respective periods.

o    Liquidity and Capital Resources
During the first quarter of fiscal 2003, cash and cash equivalents increased $37.7 million compared to a decrease of $116.7 million for the first quarter of fiscal 2002. The primary factors contributing to these changes are described below:

Operating activities generated cash of $11.8 million in the first quarter of fiscal 2003, while using cash of $23.8 million in the first quarter of fiscal 2002. Cash was generated from operating activities because net income, when adjusted for noncash items (primarily depreciation and amortization) was greater than the negative impact from changes in working capital components. The negative impact from working capital components for fiscal 2003 came from increases in receivables, inventories and other current assets combined with decreases in accounts payable and accrued expenses. For fiscal 2002, the first quarter use of operating cash came from the net loss adjusted for non-cash items and changes in working capital components. Changes in working capital components for fiscal 2002 were negative as decreases in income taxes payable, accounts payable, accrued expenses and increases in other current assets more than offset decreases in receivables and inventories and increases in current and deferred income taxes payable.
     Our investing activities generated cash of $17.1 million in the first quarter of fiscal 2003, compared to $110.1 million used in the first quarter of fiscal 2002. The cash generated in fiscal 2003 came from $83.3 million in the maturity of marketable investments, net of purchases, which was offset by investment in property, plant and equipment of $60.9 million. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $42.4 million, net purchases of marketable securities of $40.0 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million.
     Our financing activities generated cash of $8.8 million in the first quarter of fiscal 2003 and $17.2 million in the first quarter of fiscal 2002. The primary source of cash was from the issuance of common stock under employee benefit plans in the amount of $10.9 million in fiscal 2003 compared to $21.8 million in fiscal 2002. This was slightly offset by repayment of outstanding debt balances of $2.1 million in the first quarter of fiscal 2003 and $4.6 million in the first quarter of fiscal 2002.
     We foresee substantial cash outlays for plant and equipment throughout fiscal 2003, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide more capacity in selected areas and also better manufacturing efficiency and productivity. The fiscal 2003 capital expenditure level is expected to be higher than the fiscal 2002 level. However, we will continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned fiscal 2003 capital investments.

     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions would probably impact sales and could lead to problems with customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of August 25, 2002:

(in millions)           FiscalYear:                               2008 &
                                                                  there-
                          2003     2004     2005    2006   2007   after  Total
                        -------- -------- ------- ------- ------ ------ --------
Contractual obligations:

Debt obligations        $  3.3   $ 22.9   $  -    $  -    $ -    $  -   $ 26.2
Noncancellable
  operating leases        13.7     15.6     12.6     8.2    6.7    10.7   67.5
Fairchild manufacturing
  agreement               17.7       -       -       -      -       -     17.7
Licensing agreements:
  TSMC                    24.0     32.0     32.0    19.0    -       -    107.0
  Other                   17.7     19.5     10.0     2.4    0.3     0.6   50.5
                        -------- -------- ------- ------- ------ ------ --------
Total                   $ 76.4   $ 90.0   $ 54.6  $ 29.6  $ 7.0  $ 11.3 $268.9
                        ======== ======== ======= ======= ====== ====== ========

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement             $ 19.0       -       -       -       -      -   $ 19.0
                        ======== ======== ======= ======= ====== ====== ========

o    Recently Issued Accounting Standards
In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities. It supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." One of the principal differences between SFAS No. 146 and EITF Issue No. 94-3 relates to the recognition of a liability for a cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. Under EITF Issue No. 94-3, a liability for such costs was recognized as of the date of the commitment to an exit plan. SFAS No. 146 also requires that an exit or disposal liability be initially measured at fair value. We are currently analyzing this Statement and have not yet determined its impact on our consolidated financial statements. This Statement will be effective in fiscal 2003 for exit or disposal activities that are initiated after December 31, 2002.

o    Outlook
While demand levels are better than they were at this same time a year ago, we experienced a slowdown in orders in the first quarter of fiscal 2003 from the immediately preceding fourth quarter of 2002. Order levels in the first quarter were higher in July and August compared to June, but an increasing amount of those orders was placed by our customers for delivery further out in time. This caused a drop in the level of turns orders, which are orders received with delivery requested in the same quarter. We do not anticipate that there will be any notable increase in turns orders in the second quarter. This is based on our assessment of current economic conditions, including end demand in the various markets we serve. This also is somewhat in contrast to a historical norm where we have seen a positive impact on business volume stimulated by the holiday season. Based on our opening 13-week backlog and our current expectations on turns orders, our current outlook is for second-quarter fiscal 2003 sales to be sequentially flat to down 5 percent from sales for the first quarter. We also expect gross margin to be slightly down due to lower factory utilization. Operating expenses will be up slightly and net results will include a relatively small charge for in-process research and development in connection with our acquisition of a small privately held company that was completed early in the second quarter of fiscal 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 26, 2002 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 25 of our Annual Report on Form 10-K for the year ended May 26, 2002 and in
Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in
Item 8 of our 2002 Form 10-K. There have been no material changes from the information reported in these sections.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

o    Tax Matters
The IRS is in the process of examining our tax returns for fiscal years 1997 through 2000. We have settled with the IRS all outstanding issues relating to our federal tax liability for the 1986 - 1996 fiscal years. We have paid the tax deficiency of approximately $3.4 million and the calculation of the interest has been finalized, so the matter is now concluded. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover any liability due the IRS.

o    Other Matters
Refer to the Legal Proceedings section in our Form 10-K for the fiscal year ended May 26, 2002 for a complete description of other existing material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

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

3.2 By Laws of the Company, as amended effective October 30, 2001 (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002 filed August 16, 2002).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Fiscal Year 2003 Executive Officer Incentive Plan Agreement.

10.2 Management Contract or Compensatory Plan or Arrangement: 2003 Key Employee Incentive Plan.

10.3 Equity Compensation Plan not approved by Stockholders: Option and Agreement and Plan of Merger by and among National Semiconductor Corporation, Nintai Acquisition Sub, Inc., DigitalQuake, Inc. and Paul A. Lessard and Michael
     G. Fung dated as of February 8, 2002; First Amendment to Option and Agreement and Plan of Merger; Letter Agreement with Jackson Tung; Letter Agreement with Michael Fung; Letter Agreement with Anil Kumar; Letter Agreement with Paul Lessard; Letter Agreement with Duane Oto.

(b)  Reports on Form 8-K

     We filed two reports on Form 8-K during the first quarter of fiscal 2003, as follows:

     1. A Form 8-K containing the sworn statements signed by our Chief Executive Officer and Chief Financial Officer in response to the SEC's order under Section 21(a)(i) of the Securities Exchange Act of 1934 was filed August 16, 2002.

     2. A Form 8-K containing the certifications signed by our Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 was filed August 16, 2002.

     Neither Form 8-K contained any financial statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  September 30, 2002
                                            \s\Robert E. DeBarr
                                            -------------------
                                            Robert E. DeBarr
                                            Controller
                                            Signing on behalf of the registrant
                                            and as principal accounting officer

CERTIFICATION

I, Brian L. Halla, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form 10-Q  of  National
     Semiconductor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002
                                          \s\Brian L. Halla
                                          -----------------
                                          Brian L. Halla
                                          President and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form 10-Q  of  National
     Semiconductor Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 30, 2002
                                                \s\Lewis Chew
                                                -------------
                                                Lewis Chew
                                                Senior Vice President, Finance
                                                and Chief Financial Officer