Form 10-Q
period 2002-11-24
NATIONAL SEMICONDUCTOR CORP
filed 2003-01-06
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended November 24, 2002

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         Title of Each Class               Outstanding at November 24, 2002.

Common stock, par value $0.50 per share               181,681,544

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                        Page No.
Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months and Six Months Ended November 24, 2002 and
  November 25, 2001                                                           3

Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited) for the Three Months and Six Months Ended
  November 24, 2002 and November 25, 2001                                     4

Condensed Consolidated Balance Sheets (Unaudited) as of
   November 24, 2002  and May 26, 2002                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Six Months Ended November 24, 2002 and November 25, 2001                    6

Notes to Condensed Consolidated Financial Statements (Unaudited)           7-12

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      13-20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         21

Item 4.   Controls and Procedures                                            21

Part II.  Other Information

Item 1.   Legal Proceedings                                                  22

Item 4.   Submission of Matters To a Vote of Security Holders                22

Item 6.   Exhibits and Reports on Form 8-K                                   23

Signature                                                                    24

Certifications                                                            25-26

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)



                                         Three Months Ended   Six Months Ended
                                         Nov. 24,  Nov. 25,  Nov. 24,   Nov. 25,
                                           2002      2001      2002       2001
                                        -------    -------    -------    -------

Net sales ...........................   $ 422.3  $  366.5   $  842.9  $   705.8
Operating costs and expenses:
  Cost of sales .....................     241.2     237.0      479.5      466.2
  Research and development ..........     107.1     110.4      217.8      219.4
  Selling, general and administrative      68.3      66.8      138.2      129.3
  Special items .....................       0.7      --          0.7        1.1
                                        -------    -------    -------    -------

Total operating costs and expenses ..     417.3     414.2      836.2      816.0
                                        -------    -------    -------    -------

Operating income (loss) .............       5.0     (47.7)       6.7     (110.2)
Interest income, net ................       3.6       5.5        7.7       12.5
Other income (expense), net .........      (0.4)     (1.9)      (1.9)       1.5
                                        -------    -------    -------    -------

Income (loss) before income taxes ...       8.2     (44.1)      12.5      (96.2)
Income tax expense ..................       2.0       2.5        5.0        5.0
                                        -------    -------    -------    -------

Net income (loss) ...................   $   6.2  $  (46.6)  $    7.5  $  (101.2)
                                        =======    =======    =======    =======

Earnings (loss) per share:
     Basic ..........................   $ 0.03   $  (0.26)  $   0.04  $   (0.58)

     Diluted ........................   $ 0.03   $  (0.26)  $   0.04  $   (0.58)


Weighted-average shares:
     Basic ..........................   181.3      176.8      181.0      175.8
     Diluted ........................   182.0      176.8      184.5      175.8




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in millions)






                                         Three Months Ended  Six Months Ended
                                          Nov. 24, Nov. 25,  Nov. 24, Nov. 25,
                                           2002     2001      2002     2001
                                           ----    -----     -----    ------

Net income (loss) ......................  $ 6.2   $(46.6)   $  7.5   $(101.2)

Other comprehensive income (loss),
net of tax:

Reclassification  adjustment for net
  realized (gain) loss on
  available-for-sale securities
  included in net income (loss) ........   (2.9)     0.2      (3.6)     (5.4)
    Unrealized gain (loss) on
      available-for-sale securities ....    4.1      1.4     (24.0)     (6.9)
    Derivative instruments:
      Unrealized gain on cash flow
      hedges ...........................    0.1      0.1       0.5      --
                                           ----    -----     -----    ------

Comprehensive income (loss) ............  $ 7.5   $(44.9)   $(19.6)  $(113.5)
                                           ====    =====     =====    ======



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                        Nov. 24,   May 26,
                                                         2002        2002
                                                       --------    --------
ASSETS
Current assets:
   Cash and cash equivalents .......................   $  686.4    $  681.3
   Short-term marketable investments ...............       --          18.1
   Receivables, less allowances of $37.2 at Nov. 24,
     2002 and $37.8 at May 26, 2002 ................      144.4       131.7
   Inventories .....................................      153.0       145.0
   Deferred tax assets .............................       58.7        58.7
   Other current assets ............................       36.3        38.3
                                                       --------    --------

   Total current assets ............................    1,078.8     1,073.1

Property, plant and equipment, net .................      739.4       737.1
Long-term marketable debt securities ...............      152.9       145.0
Goodwill ...........................................      173.3       173.3
Other assets .......................................      159.5       160.3
                                                       --------    --------

Total assets .......................................   $2,303.9    $2,288.8
                                                       ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ...............   $    4.0    $    5.5
   Accounts payable ................................      109.6       123.7
   Accrued expenses ................................      238.9       226.7
   Income taxes payable ............................       56.5        47.9
                                                       --------    --------

   Total current liabilities .......................      409.0       403.8

Long-term debt .....................................       19.5        20.4
Other noncurrent liabilities .......................       92.7        83.5
                                                       --------    --------

   Total liabilities ...............................      521.2       507.7
                                                       --------    --------

Commitments and contingencies

Shareholders' equity:
   Common stock ....................................       90.8        90.2
   Additional paid-in capital ......................    1,423.1     1,402.5
   Retained earnings ...............................      318.0       310.5
   Accumulated other comprehensive loss ............      (49.2)      (22.1)
                                                       --------    --------

   Total shareholders' equity ......................    1,782.7     1,781.1
                                                       --------    --------

Total liabilities and shareholders' equity .........   $2,303.9    $2,288.8
                                                       ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                       Six Months Ended
                                                      Nov. 24,   Nov. 25,
                                                        2002       2001
                                                     ---------  --------
Cash flows from operating activities:
Net income (loss) ................................   $    7.5  $ (101.2)
Adjustments to reconcile net income (loss)
with net cash provided by operating activities:
   Depreciation and amortization .................      113.8     114.8
   Net gain on investments .......................       (0.5)     (5.4)
   Loss on disposal of equipment .................        1.6       1.6
   Noncash special items .........................        0.7       1.1
   Other, net ....................................        0.3       0.2
   Changes in certain assets and liabilities, net:
      Receivables ................................      (12.6)     20.3
      Inventories ................................       (8.0)     23.1
      Other current assets .......................       (9.8)     (8.7)
      Accounts payable and accrued expenses ......       (1.9)    (52.2)
      Current and deferred income taxes payable ..        8.6      21.8
      Other noncurrent liabilities ...............        7.3       4.6
                                                     ---------  --------

Net cash provided by operating activities ........      107.0      20.0
                                                     ---------  --------

Cash flows from investing activities:
Purchase of property, plant and equipment ........     (112.2)    (85.4)
Sale and maturity of available-for-sale securities      300.1      24.0
Purchase of available-for-sale securities ........     (290.2)    (74.6)
Sale of investments ..............................        8.7       6.7
Sale of equipment ................................        2.3       --
Business acquisition, net of cash acquired .......      (11.0)    (27.5)
Purchase of nonmarketable investments ............      (12.2)    (10.1)
Funding of benefit plan ..........................       (3.6)    (14.4)
Other, net .......................................        0.3       5.8
                                                     ---------  --------

Net cash used by investing activities ............     (117.8)   (175.5)
                                                     ---------  --------

Cash flows from financing activities:
Repayment of debt ................................       (3.5)     (8.9)
Issuance of common stock, net ....................       19.4      54.8
                                                     ---------  --------

Net cash provided by financing activities ........       15.9      45.9
                                                     ---------  --------

Net change in cash and cash equivalents ..........        5.1    (109.6)
Cash and cash equivalents at beginning of period .      681.3     817.8
                                                     ---------  --------

Cash and cash equivalents at end of period .......   $  686.4  $  708.2
                                                     =========  ========

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Interim Financial Statements:

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results to be expected for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and the accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 26, 2002.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows (in millions):



                                          Three Months Ended  Six Months Ended
                                           Nov. 24, Nov. 25,  Nov. 24,Nov. 25,
                                            2002     2001      2002     2001
                                           ------   ------    ------   ------

Net income (loss) used for basic and
  diluted earnings (loss) per share ..... $  6.2   $(46.6)   $   7.5  $(101.2)
                                           ======   ======    ======   ======

Number of shares:
  Weighted-average common shares
  outstanding used for basic earnings
  (loss) per share ......................  181.3    176.8      181.0    175.8

Effect of dilutive securities:
  Stock options .........................    0.7      --         3.5     --
                                           ------   ------    ------   ------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings (loss) per share .....  182.0    176.8      184.5    175.8
                                           ======   ======    ======   ======


At November 24, 2002, we had options outstanding to purchase 35.0 million shares of common stock with a weighted-average exercise price of $32.20, which were not included in diluted earnings per share for the three months ended November 24, 2002 since their effect was antidilutive. These options could potentially dilute basic earnings per share in the future. At November 25, 2001, we had options outstanding to purchase 36.5 million shares of common stock with a weighted-average exercise price of $27.50, which were not included in diluted earnings per share for the three months ended November 25, 2001 since their effect was antidilutive. These options could also potentially dilute basic earnings per share in the future.

Note 2.  Consolidated Financial Statement Details

Balance sheets (in millions):
                                                           Nov. 24,   May 26,
                                                             2002      2002
                                                           -------   -------
Inventories:
  Raw materials .........................................$     7.9  $    6.4
  Work in process .......................................    102.9      86.9
  Finished goods ........................................     42.2      51.7
                                                           -------   -------

Total inventories .......................................$   153.0  $  145.0
                                                           =======   =======


Statements of operations (in millions):

                                        Three Months Ended   Six Months Ended
                                         Nov. 24, Nov. 25,   Nov. 24, Nov. 25,
                                            2002   2001       2002    2001
                                          --------------      --------------
Special items:
  In-process research and development
    charge.............................. $  0.7    $--       $  0.7  $   1.1

Interest income, net:
  Interest income ...................... $  4.1  $  6.6      $  8.6  $  14.8
  Interest expense .....................   (0.5)   (0.9)       (2.3)    (1.1)
                                           ----    ----        ----    -----

Interest income, net ................... $  3.6  $  5.5      $  7.7  $  12.5
                                           ====    ====        ====    =====

Other income (expense), net:
  Net intellectual property income ..... $  2.5  $  0.4      $  4.1  $   1.7
  Net gain (loss) on investments,
    including equity-method
    investments ........................   (2.9)   (6.0)        0.4     (1.7)
  Other ................................    --      --         (0.6)    (0.6)
                                           ----    ----        ----    -----

Total other income (expense), net ...... $ (0.4) $ (1.9)     $ (1.9) $   1.5
                                           ====    ====        ====    =====

Note 3.  Consolidated Statement of Cash Flows Information (in millions)

                                                               Six Months Ended
                                                              Nov. 24,  Nov. 25,
                                                                 2002     2001
                                                              -----------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest .............................................   $   1.0  $   0.8
     Income taxes .........................................   $  10.2  $   6.5

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans ..............   $   0.8  $   4.3
Issuance of common stock to directors .....................   $   0.3  $   0.2
Unearned compensation relating to restricted stock issuance   $   0.2  $   1.4
Restricted stock cancellation .............................   $   0.9  $   1.4
Issuance of common stock upon conversion of convertible
  subordinated promissory note ............................   $   --   $  10.0
Change in unrealized gain on cash flow hedges .............   $   0.5  $   --
Change in unrealized gain on available-for-sale securities    $ (27.6) $  12.3

Note 4.  Restructuring of Operations and Cost Reduction Programs

During the second quarter of fiscal 2003, we paid severance of $0.9 million to 17 employees as part of the cost reduction action we announced in May 2002. We also paid an additional $0.7 million for other costs, which are costs primarily related to exiting of certain business activities, as part of the cost reduction announced in May 2002 and restructuring announced in fiscal 1999. This amounts to a total of $7.9 million of severance to 149 employees and $1.5 million of other costs that we have paid during the first six months of fiscal 2003 for these actions.

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the six months ended November 24, 2002:

      Balance at beginning of fiscal year                           $16.4
      Cash payments                                                  (9.4)
                                                                 -----------

      Ending balance                                               $  7.0
                                                                 ===========

The balance at November 24, 2002 includes $3.1 million related to the May 2002 cost reduction action for activities that are not yet completed. The remainder primarily represents lease obligations related to other previously announced cost reduction and restructuring actions.

Note 5.  Acquisitions

In late August 2002, we completed the acquisition of DigitalQuake, Inc., a development stage enterprise engaged in the development of digital display products located in Campbell, California. We expect the addition of
DigitalQuake's digital display products, which include a fourth-generation scaling solution, a triple analog-to-digital converter and an advanced digital video interface with encryption/decryption technologies, to help us provide a broad range of system solutions for flat panel monitors.

The purchase was completed through a step-acquisition where during the six months prior to the closing we acquired approximately a 30 percent equity interest through investments totaling $6.4 million. In August 2002, the remaining equity interest was acquired for an additional consideration of $14.8 million. Of this amount, we paid $12.7 million upon the closing of the transaction and recorded the remaining liability of $2.1 million to be paid in 2 installments over the next two years. We allocated approximately $18.6 million of the total purchase price to developed technology, $1.9 million to net tangible assets, and $0.7 million to in-process research and development. The in-process research and development was expensed upon completing the acquisition and is included as a component of special items in the consolidated statement of operations for fiscal 2003. No amounts were allocated to goodwill. The developed technology is an intangible asset that is being amortized ratably over its estimated useful life of six years.

Employees and former shareholders of DigitalQuake will also receive additional contingent consideration of up to $9.9 million if certain revenue targets are achieved over the 24 months following the acquisition. The contingent consideration will be recognized when it is probable that the revenue targets will be achieved. Of the total contingent consideration, $5.7 million is also contingent on future employment and will be recognized as compensation expense. The remainder will be recognized as additional purchase price.

Note 6.  Segment Information

The following tables present information related to our reportable segments (in millions):

                                      Information
                             Analog    Appliance     All        Total
                             Segment    Segment     Others   Consolidated
                             -------    -------    --------    -------
Three  months ended
 November 24, 2002:

Sales to unaffiliated
customers ................   $ 321.6    $ 54.4     $  46.3     $422.3
                             =======    =======    ========    ======

Segment income
(loss) before Income taxes   $  18.6    $ (8.5)    $  (1.9)    $  8.2
                             =======    =======    ========    ======

Three months ended
  November 25, 2001:

Sales to unaffiliated
Customers ................   $ 275.9    $ 52.9     $  37.7     $366.5
                             =======    =======    ========    ======


Segment loss before income
taxes ....................   $ (13.0)   $(19.2)    $ (11.9)    $(44.1)
                             =======    =======    ========    ======

                                       Information
                               Analog   Appliance   All      Total
                               Segment   Segment   Others Consolidated
                               ------    ------    -----    ------
Six months ended
  November 24, 2002:

Sales to unaffiliated
Customers ................   $  646.9  $  107.9  $  88.1  $  842.9
                               ------    ------    -----    ------

Segment income
(loss) before income taxes   $   34.5  $  (19.7) $  (2.3) $   12.5
                               ======    ======    =====    ======

Six  months ended
  November 25, 2001:

Sales to unaffiliated
Customers ................   $  527.9  $   96.6  $  81.3  $  705.8
                               ------    ------    -----    ------

Segment loss before income
taxes ....................   $  (35.8) $  (49.0) $ (11.4) $  (96.2)
                               ======    ======    =====    ======

Note 7.  Contingencies - Legal Proceedings

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

In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, have been asserted against a number of other entities for the same cost recovery or other relief as was sought from us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the second quarter and first half of fiscal 2003.

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

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and in December 2002, the U.S. Court of Appeals for the Third Circuit reversed the district court's grant of our motion to dismiss and remanded the case to the district court for further proceedings consistent with the appeals court decision. We intend to vigorously contest the action.

Our tax returns for certain years are under examination in the U.S. by the IRS (See Note 8 to our financial statements in our annual report on Form 10-K for the year ended May 26, 2002 and the information provided in response to item 1 of Part II of the Form 10-Q for the quarter ended August 25, 2002).

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, and acquisitions and investments in other companies and are indicated by words or phrases such as "expect," "outlook," "foresee," "we believe," "we intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the growth rate in the wireless, PC and communications infrastructure industries; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; the ability to integrate any companies we acquire and achieve operating improvements at those companies; risks of international operations; changes in legislation and regulation; the outcome of legal, administrative and other proceedings to which we are a party; and the results of our programs to control or reduce costs. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.


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

o        CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition

     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record at the time of shipment a provision for estimated future returns. At this time, approximately 49 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors for various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends and other related factors. To date the actual distributor activity has been materially consistent with the provisions we made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

     Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, collection of the fee is probable and no further obligations to the other party exist.

2.   Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us the ability to make reliable estimates. To date the actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have actually recorded. We also evaluate the carrying value of inventory for lower of cost or market on an individual product basis, and these evaluations are based on the difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include acquired developed technology, patents and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

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

     We performed a goodwill impairment review upon initial adoption of the new accounting rules for goodwill as of the beginning of fiscal 2002. We also performed an annual review for goodwill impairment in our fourth quarter of fiscal 2002 and plan to perform another review in the fourth quarter of fiscal 2003. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays and power business units that are operating segments within our Analog reportable segment and our wired communications group that is not part of a reportable segment. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our financial position and results of operations.

o    OVERVIEW
We recorded net sales of $422.3 million for the second quarter of fiscal 2003 and $842.9 million for the first six months of fiscal 2003. This represented increases of 15 percent from sales of $366.5 million for the second quarter of fiscal 2002 and 19 percent from sales of $705.8 million for the first six months of fiscal 2002. The sales increase comes from higher demand, particularly from customers in our wireless handset market, one of our target markets, as we have seen business conditions for the semiconductor industry slowly improve from a year ago. We earned net income of $6.2 million in the second quarter of fiscal 2003 and $7.5 million in the first six months of fiscal 2003. This compares to a net loss of $46.6 million in the second quarter of fiscal 2002 and a net loss of $101.2 million for the first six months of fiscal 2002. The improvement in operating results is primarily due to the higher sales and corresponding improvements in gross margin. Net income for the second quarter and first six months of fiscal 2003 included a special item of $0.7 million for an in-process R&D charge related to the acquisition in the second quarter of DigitalQuake. In comparison, no special items were included in the net loss for the second quarter of fiscal 2002. However, the net loss for the first six months of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition in the first quarter of Wireless Solutions Sweden AB.

o    SALES
The following discussion is based on our reportable segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 26, 2002.

The Analog segment, which represents 76 percent of our total sales, recorded an increase in sales of 17 percent for the second quarter and 23 percent for the first six months of fiscal 2003 compared to the corresponding periods of fiscal 2002. The increases were mostly due to an increase in unit volume, offset partially by some decreases in average selling prices. The decrease in average selling prices was caused by changes in mix toward lower priced products as well as actual declines in prices. A significant portion of the increased mix of lower priced products came from a variety of high performance analog products that are offered in very small form factors due to our advanced chip-packaging technologies. Although these products may be relatively lower in price, their gross margins are relatively higher within our portfolio of products. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, increased by 10 percent and 11 percent for the second quarter and first six months of fiscal 2003 over sales for the corresponding periods of fiscal 2002. In the broad-based analog markets, sales of power management and amplifier products were up in the second quarter of fiscal 2003 by 35 percent and 27 percent from the same period last year. For the first six months in fiscal 2003, sales of these products were up by 44 percent and 30 percent from sales in fiscal 2002.

Sales in the second quarter and first six months of fiscal 2003 for the Information Appliance segment increased 3 percent and 12 percent from sales for the comparable periods of fiscal 2002. The increases were primarily due to higher volume of GeodeTM integrated processor products and integrated DVD products. Average selling prices declined slightly for GeodeTM products but increased for integrated DVD products.

o    GROSS MARGIN
Gross margin as a percentage of sales increased to 43 percent for both the second quarter and the first six months of fiscal 2003, from gross margin of 35 percent and 34 percent for the second quarter and first six months of fiscal 2002, respectively. The increase in gross margin was primarily driven by higher factory utilization. Wafer fabrication capacity utilization during the first half of fiscal 2003 was 68 percent, compared to 48 percent in the first half of fiscal 2002, when production activity was much lower due to weaker business conditions in the semiconductor industry. The impact of actual price declines on selected products was offset by improvement in overall product mix and lower manufacturing costs.

o    RESEARCH AND DEVELOPMENT
Our research and development expenses for the second quarter and first six months of fiscal 2003 decreased 3 percent and 1 percent from R&D expenses for the comparable periods of fiscal 2002. These R&D expenses exclude amounts of $0.7 million for the second quarter and first six months of fiscal 2003 and $1.1 million for the first six months of fiscal 2002 for in-process R&D charges related to acquisitions. The in-process R&D charges are separately included as a component of special items in the condensed consolidated statement of operations. Slightly lower R&D expenses reflect our effort to control the level of expenditures and prioritize spending toward more critical projects in light of current business conditions. Through the first half of fiscal 2003, we devoted approximately 78 percent of our R&D effort towards new product development and 22 percent towards the development of process and support technology. Compared to the first half of fiscal 2002, this represents a 2 percent increase in spending for new product development and a 9 percent decrease in spending for process and support technology. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, information appliances and information infrastructure markets. We also continue to devote resources towards developing new cores and integrating those cores with other technological capabilities to create system-on-a-chip solutions.

o    SELLING, GENERAL AND ADMINISTRATIVE
Our selling, general and administrative expenses in the second quarter and first six months of fiscal 2003 increased 2 percent and 7 percent from SG&A expenses for the comparable periods of fiscal 2002. The overall increase in SG&A expenses was mainly from higher payroll and employee benefit expenses. The expenses for fiscal 2003 also reflect higher expenses from foreign currency translation losses of $2.6 million compared to $1.0 million for the first half of fiscal 2002.

o    INTEREST INCOME AND INTEREST EXPENSE
For the second quarter and first six months of fiscal 2003, we earned net interest income of $3.6 million and $7.7 million compared to $5.5 million and $12.5 million for the comparable periods of fiscal 2002. The overall decrease in net interest income was primarily due to lower average interest rates on lower average cash balances during fiscal 2003 compared to fiscal 2002. Offsetting interest expense was slightly lower for fiscal 2003 as we continued to reduce our outstanding debt balances.

o    OTHER INCOME (EXPENSE), NET
Other expense, net, was $0.4 million and $1.9 million for the second quarter and first six months of fiscal 2003. This compares to other expense, net, of $1.9 million for the second quarter of fiscal 2002 and other income, net, of $1.5 million for the first six months of fiscal 2002. The components of other expense, net, for the second quarter included $2.5 million of net intellectual property income, which was offset by a $2.9 million net loss from investments. The components of other expense, net, for the second quarter of fiscal 2002 included $0.4 million of net intellectual property income, a $1.7 million loss on investments and $0.6 million of other miscellaneous losses. For the first six months of fiscal 2003, other expense, net, included $4.1 million of net intellectual property income offset by a $6.0 million loss from investments. For the first six months of fiscal 2002, other income, net, included $1.7 million of net intellectual property income, a $0.4 million gain on investments and $0.6 million of other miscellaneous losses.

o    INCOME TAX EXPENSE
We recorded income tax expense of $2.0 million and $5.0 million for the second quarter and first six months of fiscal 2003. This compares to income tax expense of $2.5 million and $5.0 million for the corresponding periods of fiscal 2002. The fiscal 2003 and 2002 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes during these periods.

o    LIQUIDITY AND CAPITAL RESOURCES
During the first six months of fiscal 2003, cash and cash equivalents increased $5.1 million compared to a decrease of $109.6 million for the first six months of fiscal 2002. The primary factors contributing to these changes are described below:

Operating activities generated cash of $107.0 million for the first six months of fiscal 2003, compared to $20.0 million for the first six months of fiscal 2002. Cash was generated from operating activities because net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact that came from changes in working capital components. The negative changes from working capital components for fiscal 2003 came primarily from increases in receivables, inventories and other current assets and were partially offset by increases in income taxes payable and other noncurrent liabilities. For fiscal 2002, the net loss for the first six months significantly reduced cash generated from operating activities, while a net positive change in working capital components had minimal impact. The positive effects from decreases in receivables and inventories were mostly offset by the net decrease from changes in accounts payable, accrued expenses and income taxes payable.

Our investing activities used cash of $117.8 million for the first six months of fiscal 2003, compared to $175.5 million used for the first six months of fiscal 2002. Major uses of cash in the first half of fiscal 2003 included the acquisition of DigitalQuake for $11.0 million (net of cash received) and investment in property, plant and equipment of $112.2 million, primarily for machinery and equipment and the renewal of a major portion of our CAD software licenses. Major uses of cash in the first half of fiscal 2002 included investment in property, plant and equipment of $85.4 million primarily for machinery and equipment, net purchases of marketable securities of $50.6 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million.

Our financing activities generated cash of $15.9 million for the first six months of fiscal 2003 and $45.9 million for the first six months of fiscal 2002. The primary source of cash was from the issuance of common stock under employee benefit plans in the amount of $19.4 million in fiscal 2003 compared to $54.8 million in fiscal 2002. This was slightly offset by repayment of outstanding debt balances of $3.5 million in the first six months of fiscal 2003 and $8.9 million in the first six months of fiscal 2002.

We foresee substantial cash outlays for plant and equipment throughout fiscal 2003, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide more capacity in selected areas and improved manufacturing efficiency and productivity. During the second quarter of fiscal 2003, we began construction of an assembly and test facility in China to expand our business presence in the Asia markets. The fiscal 2003 capital expenditure level is expected to be higher than the fiscal 2002 level. However, we will continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned fiscal 2003 capital investments.

Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations and commercial commitments as of November 24, 2002:

(in millions)              Fiscal year:                          2008 and
                           2003    2004    2005    2006    2007 thereafter Total
                           -----   -----   -----   -----   ----   -----   ------
Contractual obligations:

Debt obligations ......... $ 0.6    $22.9   $ --    $ --    $ --   $ --   $ 23.5
Noncancellable
  Operating leases .......  10.2     17.5    13.7     9.3    8.1    10.5    69.3
Licensing agreements:
  TSMC ...................  16.0     32.0    32.0    19.0     --     --     99.0
  Other ..................  15.4     21.0    22.0     2.4    0.3     0.6    61.7
                           ------   -----   -----   -----   ----   -----  ------
Total .................... $42.2    $93.4   $67.7   $30.7   $8.4   $11.1  $253.5
                           ======   =====   =====   =====   ====   =====  ======

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement .............. $11.9      --     --      --      --     --    $ 11.9
                           ======   =====   =====   =====   ====   =====  ======

In addition, as of November 24, 2002, material capital purchase commitments amount to approximately $25.0 million.

o    RECENTLY ISSUED ACCOUNTING STANDARDS
In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities. It supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." One of the principal differences between SFAS No. 146 and EITF Issue No. 94-3 concerns the recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. Under EITF Issue No. 94-3, a liability for such costs was recognized as of the date of the commitment to an exit plan. SFAS No. 146 also requires that an exit or disposal liability be initially measured at fair value. This Statement will be effective in fiscal 2003 for exit or disposal activities that are begun after December 31, 2002. The adoption of this statement will not have a material impact on the remaining activities of our previously reported cost reduction and restructuring actions.

o    OUTLOOK
While demand levels are better than they were at this same time a year ago, our total orders received in the second quarter of fiscal 2003 were down from the levels for the immediately preceding quarter, despite a noticeable pick up in order rates in the later half of the second quarter. The sequential decline in orders was largely attributed to the distribution channel as distributors reduced inventories during the second quarter and continued to be cautious about their inventory commitments going forward. At the same time, we saw higher distributor resales of our products in all regions in the second quarter of fiscal 2003 compared to the first quarter. If the resale rate continues at these higher levels or if the resale rates do not seasonally decline as much as distributors have anticipated, the distributors may have to increase their short-term orders in our fiscal third quarter so that they have sufficient inventory to meet their demand. If this were to occur, it could have a favorable impact on sales for our fiscal third quarter. Meanwhile our opening 13-week backlog going into our fiscal third quarter was slightly lower than it was at the beginning of the previous quarter. Therefore, the level of sales we achieve for the third quarter will be dependent on the level of turns orders, which are orders received with delivery requested in the same quarter. From a historical perspective, we have typically experienced a seasonal slowdown in demand in the third quarter as our customers reduce their build rates to reflect lower post-holiday end demand in certain key markets. The level of turns orders we receive in the third quarter will depend somewhat on the interplay between the post-holiday end demand and the level of inventories our customers are carrying. Based on these factors and our view on the likely level of turns orders, our current outlook is for third-quarter fiscal 2003 sales to be sequentially flat to down 5 percent from the second quarter. We also expect gross margin to be slightly down, as we are planning slightly lower production activity in the third quarter based on our current range of sales. Operating expenses will be up slightly as we move forward on some key research and development programs that involve incremental spending.

As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asia markets, we began construction of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China during the second quarter of fiscal 2003. The facility is expected to provide products quickly and cost effectively to our customers in China, as well as other regions as necessary. The facility also will increase our overall assembly and test capacity to support increasing product volume. Increasing product volume will be dependent upon demand from our customers. However, there is a risk that we may not achieve such increases in product volume. If we are unable to do so, lower than expected factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce our expected future gross margin.

o    RISK FACTORS
Set forth below and elsewhere in this Form 10-Q and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Form 10-Q.

Conditions inherent in the semiconductor industry cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and expect to experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as IBM, Motorola, Koninklijke (Royal) Philips Electronics, NEC and Toshiba. We also compete with a large number of corporations that target particular markets such as Texas Instruments, ST Microelectronics, Maxim, Analog Devices and Linear Technology. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.

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

We face risks from our international operations, many of which are beyond our control. We conduct a substantial portion of our operations outside the United States, and our business is subject to risks associated with many factors beyond our control. These factors include:

-    fluctuations in foreign currency rates;
-    instability of foreign economies;
-    emerging infrastructures in foreign markets;
-    support required abroad for demanding manufacturing requirements;
-    foreign government instability and changes; and
-    U.S. and foreign laws and policies affecting trade and investment.

Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and we could be adversely affected by them in the future. In addition, although we seek to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen.

If development of new products is delayed or market acceptance is below expectations, future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new products, is a key factor to our successful growth and our ability to achieve strong financial performance. We will continue to invest resources to develop more highly integrated system-on-a-chip and higher-margin analog products that are targeted towards wireless handsets, displays, information appliances and information infrastructure.

Acquisitions. We have made and will continue to make strategic business acquisitions and investments in order to gain access to key technologies that we believe augment our existing technical capability or enable us to achieve faster time to market. These acquisitions and investments can involve risks and uncertainties that may unfavorably impact our future financial performance. We cannot assure you that we will be able to integrate and develop acquired technologies as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

Taxes. From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. We cannot assure you that these governments or other government entities will not serve future notices of assessments on us, or that the amounts of such assessments and our failure to favorably resolve such assessments would not have a material adverse effect on our financial condition or results of operations.

Current World Events. The current investigation of Iraq's compliance with the United Nations resolution on weapons of mass destruction, the September 2001 terrorist attacks on the U.S. and other acts of violence have resulted in additional uncertainty on the overall state of the U.S. economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations.

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


ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded and reported. We have formed a disclosure controls committee comprised of key individuals from a variety of disciplines  in  the  company  that  are  involved  in the  disclosure  and reporting process. The committee meets periodically to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. The committee also meets with the Chief Executive Officer and the Chief Financial Officer to review the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. Within 90 days prior to the filing date of this report, the committee performed an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation and their supervision of and participation in the process, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

     In designing and evaluating our disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation described above.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and in December 2002, the U.S. Court of Appeals for the Third Circuit reversed the district court's grant of our motion to dismiss and remanded the case to the district court for further proceedings consistent with the appeals court decision. We intend to vigorously contest the action.

You should refer to the Legal Proceedings Section in our Form 10-K for the fiscal year ended May 26, 2002 and in our Form 10-Q for the quarter ended August 25, 2002 for a complete description of our other existing material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) National Semiconductor Corporation's Annual Meeting was held on October 18, 2002.

(b)  The following directors were elected at the meeting:


DIRECTOR                             FOR                 AUTHORITY WITHHELD
Brian L. Halla                   159,263,459                 2,723,221
Steven R. Appleton               157,769,892                 4,216,788
Gary P. Arnold                   156,959,882                 5,026,798
Richard J. Danzig                155,705,770                 6,280,910
Robert J. Frankenberg            157,749,745                 4,236,935
E. Floyd Kvamme                  121,619,532                40,367,148
Modesto A. Maidique              157,656,840                 4,329,840
Edward R. McCracken              155,660,586                 6,326,094


(c)  The following matter was also voted on at the meeting:

     Proposal to approve KPMG as auditors of the Company:

     For:  157,290,076 Against:  3,922,776          Abstain:  773,828

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

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Physical Exam Plan effective January 1, 2003.

10.2 Management Contract or Compensatory Plan or Agreement: Executive Long Term Disability Plan as amended January 1, 2002, as restated July 2002.

10.3 Management Contract or Compensatory Plan or Agreement: Executive Staff Long Term Disability Plan as amended January 1, 2002, as restated July 2002.

(b)  Reports on Form 8-K

     We filed one report on Form 8-K during the second quarter of fiscal 2003 as follows:

     1. A Form 8-K containing the certifications signed by our Chief Executive Officer and Chief Financial Officer as required by Section 906 of the Sarbanes-Oxley Act of 2002 was filed October 1 , 2002 in connection with our Form 10-Q for the first quarter of fiscal 2003.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date: January 6, 2003
                                     \s\ Robert E. DeBarr
                                     Robert E. DeBarr
                                     Controller
                                     Signing on behalf of the registrant and as principal accounting officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: January 6, 2003
                                          \s\ Brian L. Halla
                                          Brian L. Halla
                                          President and Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     d) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

     e) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: January 6, 2003
                                           \s\ Lewis Chew
                                           Lewis Chew
                                           Senior Vice President, Finance and
                                           Chief Financial Officer