Form 10-Q
period 2003-02-23
NATIONAL SEMICONDUCTOR CORP
filed 2003-04-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended February 23, 2003

                                or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No __.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


       Title of Each Class                    Outstanding at February 23, 2003.

Common stock, par value $0.50 per share                   182,456,701

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                        Page No.

Part I.   Financial Information

Item 1.   Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for          3
  the Three Months and Nine Months Ended February 23, 2003 and
  February 24, 2002

Condensed Consolidated Statements of Comprehensive Loss                  4
  (Unaudited) for the Three Months and Nine Months Ended
  February 23, 2003 and February 24, 2002

Condensed Consolidated Balance Sheets (Unaudited) as of                  5
   February 23, 2003  and May 26, 2002

Condensed Consolidated Statements of Cash Flows (Unaudited)              6
   for the Nine Months Ended February 23, 2003
   and February 24, 2002

Notes to Condensed Consolidated Financial Statements (Unaudited)      7-13

Item 2.   Management's Discussion and Analysis of Financial          14-21
          Condition and Results of Operations

Item 3.   Quantitative   and   Qualitative   Disclosures                22
          About  Market Risk

Item 4.   Controls and Procedures                                       22

Part II.   Other Information

Item 1.   Legal Proceedings                                             23

Item 6.   Exhibits and Reports on Form 8-K                           23-24

Signature                                                               25

Certifications                                                       26-27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in millions, except per share amounts)


                                        Three Months Ended   Nine Months Ended
                                        Feb. 23,  Feb. 24,   Feb. 23,  Feb. 24,
                                          2003       2002     2003       2002
                                        -------   --------  ---------  --------

Net sales .........................     $404.3    $369.5   $1,247.2    $1,075.3
Operating costs and expenses:
  Cost of sales ....................     231.8     236.2      711.3       702.4
  Research and development .........     119.7     110.3      337.5       329.7
  Selling, general and administrative     66.8      64.5      205.0       193.8
  Special items ....................      17.0       --        17.7         1.1
                                       -------   --------   ---------   -------

Total operating costs and expenses .     435.3     411.0    1,271.5     1,227.0
                                       -------   --------   ---------  --------

Operating loss .....................     (31.0)    (41.5)     (24.3)     (151.7)
Interest income, net ...............       3.3       4.3       11.0        16.8
Other income (expense), net ........      (6.2)      1.9       (8.1)        3.4
                                       -------   --------   ---------  --------

Loss before income taxes ...........     (33.9)    (35.3)     (21.4)     (131.5)
Income tax expense .................       2.5       2.5        7.5         7.5
                                        -------   --------   ---------  -------

Net loss ...........................    $(36.4)   $(37.8)  $  (28.9)   $ (139.0)
                                       =======   ========   =========  ========

Net loss per share:
     Basic .........................    $(0.20)   $(0.21)  $(0.16)     $ (0.79)
     Diluted .......................    $(0.20)   $(0.21)  $(0.16)     $ (0.79)

Weighted-average shares:
     Basic .........................     182.1     178.4    181.4        176.7
     Diluted .......................     182.1     178.4    181.4        176.7

Net loss used in basic and diluted
     net loss per share calculation     $(36.4)   $(37.8)  $(28.9)     $ (139.0)



See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE LOSS (Unaudited)
(in millions)




                                            Three Months Ended Nine Months Ended
                                              Feb. 23, Feb. 24, Feb. 23,Feb. 24,
                                                2003     2002    2003     2002
                                                -------------   -------------

Net loss ......................................$ (36.4) $(37.8) $(28.9) $(139.0)

Other comprehensive income (loss) components,
  net of tax:
    Reclassification adjustment for net realized
      (gain) on available-for-sale securities
      included in net loss .....................  (5.5)   (1.5)   (9.1)    (6.9)
    Unrealized gain (loss) on
      available-for-sale securities ............  (1.2)   28.4   (25.2)    22.9
    Derivative instruments:
      Unrealized gain (loss) on cash flow hedges  (0.3)   (0.1)    0.2      --
                                                  -----   -----   -----   ------

Comprehensive loss .............................$(43.4) $(11.0) $(63.0) $(123.0)
                                                  =====   =====   =====   ======




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)
(in millions)
                                                           Feb. 23,   May 26,
                                                             2003       2002
                                                          --------   --------
ASSETS
Current assets:
   Cash and cash equivalents ....................      $    759.2   $  681.3
   Short-term marketable investments ............           100.2      153.1
   Receivables, less allowances of $37.6 in
     2003 and $37.8 in 2002 .....................           137.2      131.7
   Inventories ..................................           147.9      145.0
   Deferred tax assets ..........................            58.7       58.7
   Other current assets .........................            26.7       38.3
                                                          --------   --------

   Total current assets .........................         1,229.9    1,208.1

Net property, plant and equipment ...............           707.7      737.1
Long-term marketable debt securities ............             --        10.0
Goodwill ........................................           173.3      173.3
Other assets ....................................           128.0      160.3
                                                          --------   --------

Total assets ....................................      $  2,238.9 $  2,288.8
                                                          ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current portion of long-term debt ............      $      3.2 $      5.5
   Accounts payable .............................            96.5      123.7
   Accrued expenses .............................           220.4      226.7
   Income taxes payable .........................            55.2       47.9
                                                          --------   --------

   Total current liabilities ....................           375.3      403.8

Long-term debt ..................................            19.9       20.4
Other noncurrent liabilities ....................            95.2       83.5
                                                          --------   --------

   Total liabilities ............................           490.4      507.7
                                                          --------   --------

Commitments and contingencies

Shareholders' equity:
   Common stock .................................            91.2       90.2
   Additional paid-in capital ...................         1,431.9    1,402.5
   Retained earnings ............................           281.6      310.5
   Accumulated other comprehensive loss .........           (56.2)     (22.1)
                                                          --------   --------

   Total shareholders' equity ...................         1,748.5    1,781.1
                                                          --------   --------

Total liabilities and shareholders' equity ......      $  2,238.9   $2,288.8
                                                          ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in millions)

                                                      Nine Months Ended
                                                     Feb, 23   Feb. 24,
                                                       2003      2002
                                                   ------------------------
Cash flows from operating activities:
Net loss .........................................  $  (28.9)$ (139.0)
Adjustments to reconcile net loss
   with net cash provided by operating activities:
   Depreciation, amortization and accretion ......     172.1    171.5
   Net (gain) loss on investments ................       1.8     (6.9)
   Impairment of technology licenses .............      13.8      --
   Loss on disposal of equipment .................       2.1      3.1
   Noncash special items .........................       1.1      1.1
   Other, net ....................................       0.9      0.2
   Changes in certain assets and liabilities, net:
      Receivables ................................      (5.4)    (1.9)
      Inventories ................................      (2.9)    50.0
      Other current assets .......................      (0.5)    (3.7)
      Accounts payable and accrued expenses ......     (33.5)   (71.9)
      Current income taxes payable ...............       7.3     25.7
      Other noncurrent liabilities ...............       9.8      5.6
                                                      ------   ------

Net cash provided by operating activities ........     137.7     33.8
                                                      ------   ------

Cash flows from investing activities:
Purchase of property, plant and equipment ........    (137.1)  (106.2)
Sale and maturity of available-for-sale securities     577.1     39.5
Purchase of available-for-sale securities ........    (515.1)  (160.1)
Sale of investments ..............................      16.6      8.7
Sale of equipment ................................       2.3      --
Business acquisition, net of cash acquired .......     (11.0)   (27.5)
Purchase of nonmarketable investments ............     (16.3)   (13.1)
Funding of benefit plan ..........................      (3.3)   (14.7)
Other, net .......................................       2.9      2.8
                                                      ------   ------

Net cash used by investing activities ............     (83.9)  (270.6)
                                                      ------   ------

Cash flows from financing activities:
Repayment of debt ................................      (4.5)   (14.1)
Issuance of common stock, net ....................      28.6     87.2
                                                      ------   ------

Net cash provided by financing activities ........      24.1     73.1
                                                      ------   ------

Net change in cash and cash equivalents ..........      77.9   (163.7)
Cash and cash equivalents at beginning of period .     681.3    817.8
                                                      ------   ------

Cash and cash equivalents at end of period .......  $  759.2 $  654.1
                                                      ======   ======

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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted net loss per share follows (in millions):

                                           Three Months Ended Nine Months Ended
                                            Feb. 23, Feb. 24, Feb. 23,  Feb. 24,
                                             2003      2002     2003      2002
                                              ---------------   ---------------

Net loss used for basic and
  diluted net loss per share .............  $  (36.4)$  (37.8)$  (28.9)$ (139.0)
                                              ======   ======   ======   ======

Number of shares:

Weighted-average common shares outstanding
  used for basic net loss per share ......     182.1    178.4    181.4    176.7

Effect of dilutive securities:
  Stock options ..........................      --       --       --       --
                                              ------   ------   ------   ------

Weighted-average common and potential
  common shares outstanding used for
  diluted net loss per share .............     182.1    178.4    181.4    176.7
                                              ======   ======   ======   ======


For the third quarter of fiscal 2003, we did not include options outstanding to purchase 45.0 million shares of common stock with a weighted-average exercise price of $27.76 in diluted earnings per share since their effect was antidilutive due to the reported loss. These shares could, however, potentially dilute basic earnings per share in the future. For the first nine months of fiscal 2003, we did not include options outstanding to purchase 43.8 million shares of common stock with a weighted-average exercise price of $28.27 in diluted earnings per share since their effect was antidilutive due to the reported loss. For the third quarter of fiscal 2002, we did not include options outstanding to purchase 35.4 million shares of common stock with a weighted-average exercise price of $27.71 in diluted earnings per share since their effect was antidilutive due to the reported loss. For the first nine months of fiscal 2002, we did not include options outstanding to purchase 36.6 million shares of common stock with a weighted-average exercise price of $27.51 in diluted earnings per share since their effect was antidilutive due to the reported loss.

New Accounting Pronouncements:

o In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, it provides additional implementation guidance. SFAS No. 144 also supersedes the provisions of APB Opinion No. 30, "Reporting Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment. This statement is effective for our fiscal year 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

o In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This statement is effective for our fiscal year 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

o In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities. It supercedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." One of the principal differences between SFAS No. 146 and EITF Issue No. 94-3 concerns the recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. Under EITF Issue No. 94-3, a liability for such costs was recognized as of the date of the commitment to an exit plan. SFAS No. 146 also requires that an exit or disposal liability be initially measured at fair value. This Statement is effective in fiscal 2003 for exit or disposal activities that are initiated after December 31, 2002. The adoption of this statement did not have a material impact on our financial position or results of operations.

o In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As of February 23, 2003, we had not issued or modified any agreements that included guarantees subject to the recognition and measurement provisions of this Interpretation. The disclosure requirements are effective for our third quarter ended February 23, 2003 and are described below:

     In connection with divestitures we have done in the past, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. As a result, we have not recorded any liability in our consolidated financial statements.

     We typically warrant that our products conform to specifications and therefore permit product returns. We provide a provision for these returns as part of our sales returns allowance based on historic trend.

o In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation must be applied beginning in our third quarter of fiscal 2003. We currently do not have any financial interest in variable interest entities. Therefore, the adoption of this Interpretation did not have a material impact on our financial position or results of operations.

Reclassifications:

Certain amounts reported in the previous year have been reclassified to conform to the fiscal 2003 presentation. Net operating results have not been affected by the reclassifications.


Note 2.  Consolidated Financial Statement Details

Balance sheets (in millions):
                                                         Feb. 23,  May 26,
                                                           2003     2002
                                                        -----------------------
Inventories:
  Raw materials                                        $    7.2$    6.4
  Work in process                                           96.5    86.9
  Finished goods                                            44.2    51.7
                                                           ------  ------

Total inventories                                       $  147.9$  145.0
                                                           ======  ======


Statements of operations (in millions):
                                          Three Months Ended  Nine Months Ended
                                            Feb. 23,Feb. 24,  Feb. 23, Feb. 24,
                                              2003    2002     2003      2002
                                            ----------------  ----------------
Special items:
  In-process research and development charge $--     $--      $ 0.7    $ 1.1
  Cost reduction charge (See Note 4) .......  17.0    --       17.0      --
                                             -----   -----     -----   -----

                                             $17.0   $--      $17.7    $ 1.1
                                              =====  ====      =====   =====

Interest income, net:
  Interest income .......................... $ 3.7   $ 5.3    $12.3    $20.1
  Interest expense .........................  (0.4)   (1.3)    (3.3)    (1.0)
                                              -----   -----   -----    -----

Interest income, net ....................... $ 3.3   $ 4.3    $11.0    $16.8
                                              =====   =====   =====    =====

Other income (expense), net:
  Net intellectual property income ......... $ 0.1   $ 1.0    $ 4.2    $ 2.7
  Net gain (loss) on investments ...........  (1.9)    1.5     (1.8)     6.9
  Share of profit (loss) from equity-method
    investments ............................  (4.4)   (0.6)   (10.5)     (5.6)
  Other ....................................   --      --      (0.6)      --
                                              -----   -----    -----     -----

Total other income (expense), net .......... $(6.2)  $ 1.9    $(8.1)    $ 3.4
                                              =====   =====    =====     =====

Note 3.  Statement of Cash Flows Information (in millions)
                                                             Nine Months Ended
                                                             Feb. 23,  Feb. 24,
                                                               2003     2002
                                                           -------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest .............................................  $   1.4 $   3.2
     Income taxes .........................................  $  14.3 $   9.7

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans ..............  $   0.8 $   4.3
Issuance of common stock to directors .....................  $   0.3 $   0.2
Unearned compensation relating to restricted stock issuance  $   0.2 $   2.1
Restricted stock cancellation .............................  $   1.6 $   0.1
Issuance of common stock upon conversion of convertible
                                                             $    -- $  10.0
  subordinated promissory note
Change in unrealized gain on cash flow hedges .............  $   0.2 $   --
Change in unrealized gain on available-for-sale securities   $ (34.3)$  16.0


Note 4.  Restructuring of Operations and Cost Reduction Programs

On February 20, 2003, we announced a series of strategic profit-improvement actions designed to improve our return on investments and streamline our cost structure. As a key part of this effort to increase our return on R&D spending, we are seeking to sell our information appliance business, primarily consisting of the GeodeTM family of products, and our cellular baseband business. We expect to complete the sales within the next 3 to 6 months. Once the transactions are completed, we expect our R&D spending on projects, which in our current view require a longer time frame to achieve acceptable return, will be significantly reduced. We also restructured our existing technology licensing agreement, and entered into a new long-term technology and manufacturing agreement, with Taiwan Semiconductor Manufacturing Corporation. The new arrangement establishes TSMC as our supplier of wafers for products with feature sizes at and below 0.15-micron. Under the new arrangement, we no longer are required to pay TSMC any further licensing fees for access to their process technologies. As part of the overall plan to streamline our cost structure, we also realigned personnel resources in various manufacturing, product development and support areas. The realignment resulted in the reduction of 424 employees from our worldwide workforce. These workforce reductions, none of which result from our plans to sell the information appliance and cellular baseband businesses, should be completed in the fourth quarter of fiscal 2003. In connection with the realignment effort, we recorded special items of $17.0 million, which included $16.6 million for severance and a $0.4 million noncash charge for the write-off of abandoned assets. We also recorded a $5.0 million charge included in R&D expenses for impairment of licensed technology associated with the TSMC technology licensing agreement that was restructured. Because of the revision, we no longer intend to transfer the related process from TSMC to our Maine manufacturing facility.

During the third quarter of fiscal 2003 we paid severance of $1.8 million to 52 employees as part of the workforce reduction announced in February 2003 and we paid severance of $0.7 million to 8 employees as part of the workforce reduction announced in May 2002. We also paid an additional $0.5 million during the third quarter of fiscal 2003 for other costs, which are costs primarily related to exiting of certain business activities, as part of the cost reduction announced in May 2002 and restructuring announced in fiscal 1999. During the first nine months of fiscal 2003, we have paid a total of $10.4 million for severance to 209 employees and $2.0 million for other restructuring costs.

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the nine months ended February 23, 2003:

             Balance at beginning of fiscal year                   $  16.4
             Cash payments                                           (12.4)
             February 2003 cost reduction charge                      16.6
                                                                -------------

             Ending balance                                        $  20.6
                                                                =============

The balance at February 23, 2003 includes $14.8 million associated with the February 2003 cost reduction for actions that are not yet completed. The remainder primarily represents lease obligations related to other previously announced cost reduction and restructuring actions that are expected to continue through December 2007.


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

The purchase was completed through a step-acquisition where during the six months prior to the closing we acquired approximately a 30 percent equity interest through investments totaling $6.4 million. In August 2002, the remaining equity interest was acquired for additional consideration of $14.8 million. Of this amount, we paid $12.7 million upon the closing of the transaction and recorded the remaining liability of $2.1 million to be paid in 2 installments over the next two years. We allocated approximately $18.6 million of the total purchase price to developed technology, $1.9 million to net tangible assets, and $0.7 million to in-process research and development. The in-process research and development was expensed upon completion of the acquisition and is included as a component of special items in the consolidated statement of operations for fiscal 2003. No amounts were allocated to goodwill since this development stage enterprise was not considered a business. The developed technology is an intangible asset that is being amortized ratably over its estimated useful life of six years.

Employees and former shareholders of DigitalQuake will also receive additional contingent consideration of up to $9.9 million if certain revenue targets are achieved over the 24 months following the acquisition. The contingent consideration will be recognized when it is probable that the revenue targets will be achieved. Of the total contingent consideration, $5.7 million is also contingent on future employment and will be treated as compensation expense. The remainder will be treated as an additional part of the purchase price.

Note 6.  Segment Information

The following tables present information related to our reportable segments (in millions):

                                             Information Enterprise       Total
                                      Analog  Appliance Networking  All Consoli-
                                     Segment   Segment   Segment  Others dated
                                     -------------------------------------------
Three months ended February 23, 2003:


Sales to unaffiliated customers .....$311.5    $ 54.3   $  7.5   $ 31.0 $ 404.3
                                     ======    ======   ======   ====== ========

Segment income (loss) before
        income taxes ................$  2.6    $(17.0)  $(12.2)  $ (7.3)$ (33.9)
                                     ======    ======   ======   ====== ========

Three months ended February 24, 2002:


Sales to unaffiliated customers .....$282.6    $ 45.1   $  5.8   $ 36.0 $ 369.5
                                     ======    ======   ======   ====== ========

Segment loss before income taxes ... $ (3.5)   $(22.3)  $(10.9)  $  1.4 $ (35.3)
                                     ======    ======   ======   ====== ========

-----------------------------------------  ------  ------ ------ ------ --------

Nine months ended February 23, 2003:


Sales to unaffiliated customers .....$958.4    $162.1   $ 22.1   $104.6 $1,247.2
                                     ======    ======   ======   ====== ========

Segment income (loss) before
        income taxes                 $ 37.1    $(35.1)  $(30.9)  $  7.5 $ (21.4)
                                     ======    ======   ======   ====== ========

Nine months ended February 24, 2002:


Sales to unaffiliated customers .....$810.5    $141.7   $ 18.9   $104.2 $1,075.3
                                     ======    ======   ======   ====== ========

Segment loss before income taxes ....$(39.3)   $(68.1)  $(33.8)  $  9.7 $(131.5)
                                     ======    ======   ======   ====== ========


Note 7.  Contingencies - Legal Proceedings

We have been named to the National Priorities List for our Santa Clara, California site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan.

In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and with respect to a number of the PRP claims, the claims have been asserted against a number of other entities for the same cost recovery or other relief as was sought from us. We accrue costs associated with environmental matters when they become probable and reasonably estimable. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the third quarter and first nine months of fiscal 2003.

As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of Fairchilds plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts.

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

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under Section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that the automatic conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from us alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and in December 2002, the U.S. Court of Appeals for the Third Circuit reversed the district court's grant of our motion to dismiss and remanded the case to the district court for further proceedings consistent with the appeals court decision. We filed a petition in February 2003 for a panel rehearing and/or rehearing en banc with the U.S. Court of Appeals for the Third Circuit and we intend to continue to vigorously contest the action.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, and acquisitions and investments in other companies and are indicated by words or phrases such as "expect," "outlook," "foresee," "we believe," "we intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the growth rate in the wireless, PC and information infrastructure industries; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; the ability to integrate any companies we acquire and achieve operating improvements at those companies; risks of international operations; changes in legislation and regulation; the outcome of legal, administrative and other proceedings to which we are a party; and the results of our programs to control or reduce costs. Consequently, actual events and results may vary significantly from those included in or contemplated or implied by such statements. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.


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

o    Critical Accounting Policies
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We maintain a provision for warranty returns as part of a sales return allowance, which is based on historic trend. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record at the time of shipment a provision for estimated future returns. At this time, approximately 49 percent of our semiconductor product sales are made through distributors. We have agreements with our distributors for various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. To date the actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

     Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is probable and no further obligations to the other party exist.

2.   Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. To date the actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have actually recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include acquired developed technology, patents and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

     In view of the generally weak current economic climate, we are periodically evaluating whether an impairment of our amortizable intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

     We perform an annual review for goodwill impairment in our fiscal fourth quarter or whenever potential indicators of impairment exist. During the third quarter of fiscal 2003, we tested our wireless reporting unit for goodwill impairment based on the decision to sell the cellular baseband business, a component of that reporting unit. No impairment was found to exist. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays and power business units that are operating segments within our Analog reportable segment and our Enterprise Networking reportable segment. The estimates we have used are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our financial position and results of operations.

o    Overview
We recorded net sales of $404.3 million for the third quarter of fiscal 2003 and $1,247.2 million for the first nine months of fiscal 2003. This represented increases of 9 percent from sales of $369.5 million for the third quarter of fiscal 2002 and 16 percent from sales of $1,075.3 million for the first nine months of fiscal 2002. The sales increase comes from higher demand, particularly from customers in our wireless handset market, one of our target markets, as we have seen business conditions for the semiconductor industry slowly improve from a year ago. We recorded a net loss of $36.4 million for the third quarter of fiscal 2003 and a net loss of $28.9 million for the first nine months of fiscal 2003. This compares to a net loss of $37.8 million in the third quarter of fiscal 2002 and a net loss of $139.0 million for the first nine months of fiscal 2002. The third quarter net loss for fiscal 2003 included a special item of $17.0 million related to cost reduction actions announced in February 2003 (See
Note 4) and $13.8 million of charges included in R&D expenses for the writedown of technology licenses (See the Research and Development section below). In addition to these items, the net loss for the first nine months of fiscal 2003 included a special item of $0.7 million for an in-process R&D charge related to the acquisition in the second quarter of DigitalQuake. In comparison, no special items were included in the net loss for the third quarter of fiscal 2002. However, the net loss for the first nine months of fiscal 2002 included a special item of $1.1 million for an in-process R&D charge related to the acquisition in the first quarter of Wireless Solutions Sweden AB.

o    Sales
The following discussion is based on our reportable segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 26, 2002.

The Analog segment, which represents 77 percent of our total sales, recorded an increase in sales of 10 percent for the third quarter and 18 percent for the first nine months of fiscal 2003 compared to the corresponding periods of fiscal 2002. The increases were due to higher volume as unit shipments rose faster than sales mostly due to a shift in unit mix toward lower priced products combined with some modest price declines. A significant portion of the increased mix of lower priced products came from a variety of high performance analog products that are offered in very small form factors due to our advanced chip-packaging technologies. Although these products may be relatively lower in price, their gross margins are relatively higher within our portfolio of products. Within the Analog segment, sales of power management, audio and amplifier products were up in the third quarter of fiscal 2003 by 41 percent, 43 percent and 24 percent from the same period last year. For the first nine months in fiscal 2003, sales of these products were up by 44 percent, 46 percent and 28 percent from sales for the first nine months of fiscal 2002. The sales growth in power management products was largely driven by products for wireless handsets. Sales of application-specific wireless products, primarily radio frequency building blocks, declined 18 percent for the third quarter of fiscal 2003 compared to sales for the same quarter of fiscal 2002 and increased 1 percent for the first nine months of fiscal 2003 over the same period of fiscal 2002.

Sales in the third quarter and first nine months of fiscal 2003 for the Information Appliance segment increased 21 percent and 15 percent from sales for the comparable periods of fiscal 2002. The increases were primarily due to higher volume of GeodeTM integrated processor products and integrated DVD products. Average selling prices declined slightly for GeodeTM products but increased for integrated DVD products. The GeodeTMfamily of products represents the primary component of the information appliance business we are seeking to sell.

o    Gross Margin
Gross margin as a percentage of sales increased to 43 percent for both the third quarter and the first nine months of fiscal 2003, from gross margin of 36 percent for the third quarter of fiscal 2002 and 35 percent for the first nine months of fiscal 2002. The increase in gross margin was primarily driven by higher factory utilization. Wafer fabrication capacity utilization during the first nine months of fiscal 2003 was 67 percent, compared to 49 percent in the first nine months of fiscal 2002 when production activity was much lower due to weaker business conditions in the semiconductor industry. The impact of actual price declines on selected products was offset by improvement in overall product mix and lower manufacturing costs.

o    Research and Development
Our research and development expenses for the third quarter and first nine months of fiscal 2003 increased 9 percent and 2 percent from R&D expenses for the comparable periods of fiscal 2002. These R&D expenses exclude amounts of $0.7 million for the first nine months of fiscal 2003 and $1.1 million for the first nine months of fiscal 2002 for in-process R&D charges related to acquisitions. The in-process R&D charges are separately included as a component of special items in the condensed consolidated statement of operations. R&D expenses for the third quarter and first nine months of fiscal 2003 also included $13.8 million of charges for the writedown of technology licenses. Of this total, $5.0 million came from the technology license with TSMC that became impaired when we restructured the agreement and entered into a new agreement to utilize TSMC as our supplier of wafers for products with feature sizes of 0.15-micron and below. In addition, we reached alternative arrangements with two other R&D partners during the third quarter of fiscal 2003 that resulted in the impairment of additional technology licenses for the remaining $8.8 million charge. Excluding these charges, R&D expenses for the third quarter and first nine months of fiscal 2003 decreased 4 percent and 2 percent from R&D expenses for the comparable periods of fiscal 2002. Slightly lower R&D expenses reflect our effort to control the level of expenditures and prioritize spending toward more critical projects in light of current business conditions. Through the first nine months of fiscal 2003, we devoted approximately 77 percent of our R&D effort towards new product development and 23 percent toward the development of process and support technology. Compared to the first nine months of fiscal 2002, this represents a 4 percent increase in spending for new product development and a 2 percent decrease in spending for process and support technology. We will continue to invest in the development of new analog and mixed-signal technology-based products for applications in wireless handsets, displays, other portable devices and information infrastructure markets.

o    Selling, General and Administrative
Our selling, general and administrative expenses in the third quarter and first nine months of fiscal 2003 increased 4 percent and 6 percent from SG&A expenses for the comparable periods of fiscal 2002. The overall increase in SG&A expenses was mainly from higher payroll and employee benefit expenses. The expenses for the first nine months of fiscal 2003 also reflect higher expenses from foreign currency remeasurement losses of $4.1 million compared to $1.3 million for the first nine months of fiscal 2002.

o    Interest Income and Interest Expense
For the third quarter and first nine months of fiscal 2003, we earned net interest income of $3.3 million and $11.0 million compared to $4.3 million and $16.8 million for the comparable periods of fiscal 2002. The overall decrease in net interest income was primarily due to lower average interest rates during fiscal 2003 compared to fiscal 2002 while average cash balances remained relatively constant with last year. Offsetting interest expense was slightly lower for fiscal 2003 as we continued to reduce our outstanding debt balances.

o    Other Income (Expense), Net
We recorded other expense, net, of $6.2 million and $8.1 million for the third quarter and first nine months of fiscal 2003. This compares to other income, net, of $1.9 million and $3.4 million for the third quarter and first nine months of fiscal 2002. The components of other expense, net, for the third quarter of fiscal 2003 included $0.1 million of net intellectual property income, which was offset by a $1.9 million net loss from investments and a $4.4 million charge for our share of net losses from equity-method investments. The components of other income, net, for the third quarter of fiscal 2002 included $1.0 million of net intellectual property income, a $1.5 million net gain on investments and a $0.6 million charge for our share of net losses from equity-method investments. For the first nine months of fiscal 2003, other expense, net, included $4.2 million of net intellectual property income offset by a $1.8 million net loss from investments and a $10.5 million charge for our share of net losses from equity-method investments. For the first nine months of fiscal 2002, other income, net, included $2.7 million of net intellectual property income, a $6.9 million net gain on investments, a $5.6 million charge for our share of net losses from equity-method investments and $0.6 million of miscellaneous losses.

o    Income Tax Expense
We recorded income tax expense of $2.5 million and $7.5 million for the third quarter and first nine months of fiscal 2003, which are the same amounts we recorded for the respective corresponding periods of fiscal 2002. The fiscal 2003 and 2002 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes during these periods.

o    Liquidity and Capital Resources
During the first nine months of fiscal 2003, cash and cash equivalents increased $77.9 million compared to a decrease of $163.7 million for the first nine months of fiscal 2002. The primary factors contributing to these changes are described below:

Operating activities generated cash of $137.7 million for the first nine months of fiscal 2003, compared to $33.8 million for the first nine months of fiscal 2002. Cash was generated from operating activities because the positive impact from net loss, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact that came from changes in working capital components. The negative changes from working capital components for fiscal 2003 came primarily from decreases in accounts payable and accrued expenses. For fiscal 2002, the net loss for the first nine months significantly reduced cash generated from operating activities, while a net positive change in working capital components had minimal impact. The positive effect from a decrease in inventories and increase in income taxes payable was mostly offset by the negative effect from decreases in accounts payable and accrued expenses.

Our investing activities used cash of $83.9 million for the first nine months of fiscal 2003, compared to $270.6 million used for the first nine months of fiscal 2002. Major uses of cash in the first nine months of fiscal 2003 included the acquisition of DigitalQuake for $11.0 million (net of cash received) and investment in property, plant and equipment of $137.1 million, primarily for machinery and equipment, which were offset by net sale and maturity of marketable securities of $62.0 million. Major uses of cash in the first nine months of fiscal 2002 included investment in property, plant and equipment of $106.2 million, primarily for machinery and equipment, combined with by net purchases of marketable securities of $120.6 million and the acquisition of Wireless Solutions Sweden AB for $27.5 million.

Our financing activities generated cash of $24.1 million for the first nine months of fiscal 2003 and $73.1 million for the first nine months of fiscal 2002. The primary source of cash came from the issuance of common stock under employee benefit plans in the amount of $28.6 million in fiscal 2003 compared to $87.2 million in fiscal 2002. This was slightly offset by repayment of outstanding debt balances of $4.5 million in the first nine months of fiscal 2003 and $14.1 million in the first nine months of fiscal 2002.

We foresee substantial cash outlays for plant and equipment throughout the remainder of fiscal 2003 and going into the first half of fiscal 2004, with primary focus on new capabilities that support our target growth markets, as well as improvements to provide more capacity in selected areas and improved manufacturing efficiency and productivity. During the second quarter of fiscal 2003, we began construction of an assembly and test facility in China to expand our business presence in the Asia markets. As a result, the fiscal 2003 capital expenditure level is expected to be higher than the fiscal 2002 level. However, we will continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments remaining for fiscal 2003 and into the first half of fiscal 2004.

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

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations and commercial commitments as of February 23, 2003:

(in millions)                    Fiscal year:                 2008 and
                             2003  2004   2005   2006   2007 thereafter Total
                            -----  -----  -----  -----  ----   -----   ------
Contractual obligations:

Debt obligations .........  $--    $23.1  $--    $--    $--    $--      $ 23.1
Noncancellable
  operating leases .......    5.3   19.0   14.6    9.7   8.3    10.6      67.5
Licensing agreements .....    2.7   20.7   21.6    2.1   --     --        47.1
Manufacturing agreements .    1.5    3.5    0.3    0.3   0.3     0.5       6.4
                            -----  -----  -----  -----  ----   -----    ------
Total ....................  $ 9.5  $66.3  $36.5  $12.1  $8.6   $11.1    $144.1
                            =====  =====  =====  =====  ====   =====    ======

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement ..............  $11.9   --     --     --     --     --      $ 11.9
                            =====  =====  =====  =====  ====   =====    ======

In addition, as of February 23, 2003, material capital purchase commitments were approximately $27.0 million.

o    Recently Issued Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement will be effective for our fiscal year 2004. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions under this Statement are effective for our fourth quarter and fiscal year ending May 25, 2003. We account for our stock option plans and our employee stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The adoption of SFAS No. 148 should not have an impact on our financial position and results of operations for fiscal 2003.

o    Outlook
Although overall economic conditions remain uncertain, demand levels in the third quarter of fiscal 2003 continued to be better than they were at this time a year ago. New orders grew over the preceding second quarter, especially for our Analog segment where orders for power management, amplifer and audio products experienced the greatest increases. As a result, our opening 13-week backlog going into our fiscal fourth quarter was higher than it was at the beginning of the third quarter. Meanwhile our turns orders, which are orders received with delivery requested in the same quarter, were lower in the third quarter. This decline reflected the typical impact of the holiday season on our customers and distributors, who were cautious about their inventory levels. The rate of turns orders returned to a more normal level as we exited the third quarter. Based on these factors and our view on the likely level of future turns orders, our current outlook is for fourth-quarter fiscal 2003 sales to increase by 4 to 7 percent over the recently completed third quarter. Historically our fiscal fourth quarter sales have, more often than not, been higher than the third quarter. If either the level of turns orders we expect is not achieved or the rate of new orders declines, we may be unable to achieve this level of sales expected for the fourth quarter of fiscal 2003. We also expect gross margin to improve by 1 to 2 percent in the fourth quarter as wafer fabrication capacity utilization is expected to run above 70 percent based on our current outlook of a sales range of $420-$432 million. We believe we have the ability to quickly adjust the level of production activity in our manufacturing facilities to align with changes in order levels and economic conditions during the quarter, if necessary. However, there is no assurance that the mix of product available will exactly match the mix of product requested on a short-term basis. Operating expenses will be lower reflecting savings as a result of the workforce reductions and the revised arrangement with TSMC and most of these savings will be reflected in our R&D expenses.

As part of the series of strategic profit-improvement actions announced in February 2003, we are seeking to sell our information appliance business, consisting primarily of the GeodeTM family of products, and our cellular baseband business. The completion of both of these transactions should further reduce operating expenses by approximately $14 to $18 million per quarter. Sales generated from these businesses represent less than 5 percent of our total sales. Therefore, the expense savings we expect to achieve will substantially outweigh any reduction in gross margin contribution from losing these sales. The net impact on future operating results is dependent on the successful completion of these dispositions, which we expect to complete within the next 3 to 6 months. If we fail to find an acceptable buyer for either of these businesses, we may be forced to decide to shut down one or both of these business units. In the meantime we will continue to incur expenses associated with supporting these businesses.

As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asia markets, we began construction of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China during the second quarter of fiscal 2003. The facility is expected to provide products quickly and cost effectively to our customers in China, as well as other regions as necessary. The facility also will increase our overall assembly and test capacity to support increasing product volume. Increases in product volume are dependent upon demand from our customers. If we are unable to increase product volume, lower than expected factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce our expected future gross margin.

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

Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and we could be adversely affected by them in the future. In addition, although we seek to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen and euro.

IF DEVELOPMENT OF NEW PRODUCTS IS DELAYED OR MARKET ACCEPTANCE IS BELOW EXPECTATIONS, FUTURE OPERATING RESULTS MAY BE UNFAVORABLY AFFECTED. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new products, is a key factor to our successful growth and our ability to achieve strong financial performance. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards markets for wireless handsets, displays, other portable devices and information infrastructure.

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

TAXES. From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. We cannot assure you that these governments or other government entities will not serve future notices of assessments on us, or that the amounts of such assessments or our failure to favorably resolve such assessments would not have a material adverse effect on our financial condition or results of operations.

CURRENT WORLD EVENTS. The current war in Iraq, the September 2001 terrorist attacks on the U.S. and other acts of violence have resulted in additional uncertainty on the overall state of the U.S. economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild amended its certificate of incorporation to provide that all Fairchild preferred stock would automatically convert to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that this acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification that is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and in December 2002, the U.S. Court of Appeals for the Third Circuit reversed the district court's grant of our motion to dismiss and remanded the case to the district court for further proceedings consistent with the appeals court decision. We filed a petition in February 2003 for a panel rehearing and/or rehearing en banc with the U.S. Court of Appeals for the Third Circuit and we intend to continue to vigorously contest the action.

You should also refer to the Legal Proceedings section in our Form 10-K for the fiscal year ended May 26, 2003 and in our Form 10-Q for the quarters ended August 25, 2002 and November 24, 2002 for a complete description of our other existing material legal proceedings.

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

10.1 Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Preventive Health Program, January 2003.

10.2 Management Contract or Compensatory Plan or Agreement: Severance Benefit Plan amended and restated as of January 1, 2003.

99.1 Additional Exhibit: Section 906 certifications.


(b)  Reports on Form 8-K

     We did not file any reports on Form 8-K during the third quarter of fiscal 2003.

SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION


Date: April 3, 2003

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




Date: April 3, 2003                        \s\ Brian L. Halla
                                           Brian L. Halla
                                           President and Chief Executive Officer

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




Date: April 3, 2003                               \s\ Lewis Chew
                                                  Lewis Chew
                                                  Senior Vice President, Finance
                                                  and Chief Financial Officer