Form 10-K
period 2003-05-25
NATIONAL SEMICONDUCTOR CORP
filed 2003-07-22
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended May 25, 2003
OR

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X . No .

The aggregate market value of voting stock held by non-affiliates of National as of November 22, 2002, was approximately $2,635,415,828 based on the last reported sale price on that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 20, 2003, was 183,806,274.

DOCUMENTS INCORPORATED BY REFERENCE

         Document                                      Location in Form 10-K
         --------                                      ---------------------
Portions of the Proxy Statement for the Annual
  Meeting of Stockholders to be held on or
  about September 25, 2003.                                   Part III

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                         Page No

PART I

Item 1.  Business                                                            4
Item 2.  Properties                                                         11
Item 3.  Legal Proceedings                                                  12
Item 4.  Submission of Matters to a Vote of Security Holders                14
Executive Officers of the Registrant                                        15

PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters                                                17
Item 6.  Selected Financial Data                                            19
Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          20
Item 7A. Quantitative and Qualitative Disclosures about Market Risk         31
Item 8.  Financial Statements and Supplementary Data                        32
Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           68
Item 9A. Controls and Procedures                                            69

PART III

Item 10. Directors and Executive Officers of the Registrant                 70
Item 11. Executive Compensation                                             70
Item 12. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters                         70
Item 13. Certain Relationships and Related Transactions                     70
Item 14. Principal Accountant Fees and Services                             70

PART IV

Item 15. Exhibits, Financial Statement Schedules and
         Reports on Form 8-K                                                71
Signatures                                                                  73

ITEM 1. BUSINESS

The statements in this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures and acquisitions and investments in other companies and are indicated by words or phrases such as 'expect," "outlook," "foresee," "we believe," "we intend" and similar words or phrases. These statements are based on our current plans and expectations and involve numerous risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the growth rate in the wireless, PC and information infrastructure industries; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; our success in integrating acquisitions and achieving operating improvements with acquisitions; risks of international operations; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from the forward-looking statements, see the "Risk Factors" section set forth in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations and other risks and uncertainties detailed in this or our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect further developments or information obtained after the date hereof and disclaim any obligation to do so.

General
-------
We design, develop, manufacture and market a wide array of semiconductor products, including a broad line of analog, mixed-signal and other integrated circuits. These products address a variety of markets and applications, including:

        o  amplifiers;                   o  personal computers;
        o  power management;             o  local and wide area networks; and
        o  flat panel and CRT displays;  o  imaging.
        o  wireless communications;

     Our strategy is to provide systems-on-a-chip for our key trendsetting partners, using our analog expertise as a starting point for forward integration. Approximately 75 percent of our revenue is generated from analog-based products and this percentage is likely to grow in the future due to our increasing focus on developing analog solutions for high growth markets and applications.
     National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. On our
"Investor  Information"  website,  located  at  www.national.com,  we  post  the following filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All our filings on our website are available free of charge.

Recent Highlights/Acquisitions
------------------------------
In February 2003, we launched a series of strategic profit-improvement actions designed to streamline our cost structure and enhance shareholder value by prioritizing R&D spending on higher-margin analog businesses. As part of that plan, we indicated we would seek to sell the information appliance business, primarily consisting of the GeodeTM family of products, and our cellular baseband business. At that time, we expected to complete the sales within the following 3 to 6 months. Since February, we have conferred with several prospective buyers for the information appliance business and in May we announced that we were actively pursuing a sale of that business. At the same time we also announced the immediate closure of the cellular baseband business.
     In August 2002, we completed the acquisition of DigitalQuake, Inc., a development stage enterprise engaged in the development of digital display products located in Campbell, California. We believe the addition of DigitalQuake's display capabilities and products, which include a fourth-generation scaling solution, a triple analog-to-digital converter and an advanced digital video interface with encryption/decryption technologies, will help us provide a broad range of system solutions for flat panel monitors.

Products
--------
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various components are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     We manufacture an extensive range of analog intensive, mixed-signal and digital products, which are used in numerous vertical markets. While no precise industry standard exists for analog and mixed-signal devices, we consider products which process analog information or convert analog to digital or digital to analog as analog and mixed-signal devices.
     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial and consumer markets, and more narrowly defined markets such as wireless handsets, displays, imaging and human interface and information infrastructure. Our analog and mixed-signal devices include:

   o  amplifiers and regulators;       o  image sensors;
   o  power monitors and line drivers; o  radio frequency integrated circuits;
   o  audio amplifiers;                o  display drivers and signal processors.

     Other products with significant digital to analog or analog to digital capability include products for local area and wireless networking and wireless communications, as well as products for personal systems and personal communications, such as input/output devices. We use the brand name "Super I/O" to describe our integrated circuits that handle system peripheral and input/output functions for notebook and desktop computers, as well as servers.

Corporate Organization; Product Line Business Units
---------------------------------------------------
We are comprised of various product line business units which are combined to form groups. During fiscal 2003, our operations were organized in the following five groups: the Analog Group, the Displays Group, the Information Appliance and Wireless Group, the Wired Communications Group and the Custom Solutions Group.

     ANALOG GROUP: Analog products are the vital technology link that connects the physical world with digital information. They are used to enable and enrich the experience of sight and sound of many electronic applications. In addition to the real world interfaces, analog products are used extensively in power management and signal conditioning applications.
     We have achieved a leadership position with our power management technology. Our diverse portfolio of innovative intellectual property enables us to develop building block products, application-specific standard analog products and full custom large-scale integrations for our key customers in applications such as wireless handsets and flat panel displays. In signal path applications, our innovative and high-performance building blocks and application specific standard products allow our customers to differentiate their systems.
     The Analog Group designs, develops and manufactures a wide range of products including:
o    power management products (power conversion, regulation and conservation);
o    high-performance operational amplifiers;
o    high-performance analog-to-digital converters;
o    high efficiency audio amplifiers;
o    thermal management products.
     With our leadership in small and innovative packages and process technology, we are focusing on high growth markets that depend upon portability and efficiency, such as cellular telephones and notebook computers. We are using our analog expertise to develop high performance products aimed at wireless handsets, displays, notebook computers, other portable devices and information infrastructure applications. Current offerings include audio subsystems and a complete power management unit for the Global Systems for Mobile Communications
(GSM) wireless product applications. We are increasing our penetration into the top tier original equipment manufacturer customer base in the wireless, display and personal computer market segments. Nearly 42 percent of the Analog Group's revenues are derived from original equipment manufacturers, while the remaining 58 percent come from our worldwide authorized distributors.
     The Enhanced Solutions business unit, which is part of the Analog Group, supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.

     DISPLAYS GROUP: The Displays Group consists of our Flat Panel Displays, Column Driver and CRT/Digital TV business units. We are a leader in analog video processing solutions for the displays market. The Displays Group develops and manufactures various products that provide higher resolution, brighter color and/or better power efficiency for flat panel monitors, CRT monitors and notebook computer displays.
     The Flat Panel Displays business unit provides a variety of innovative products for notebook thin film transistor (TFT) displays and flat panel monitors. Our products include a variety of timing controllers, low voltage differential signal (LVDS) data receivers and LVDS transmitters. We recently introduced response time compensation (RTC) for LCD TV applications. RTC is a display technology that speeds up the response time of LCDs for improved picture quality. In the notebook TFT displays segment, we have significant market share in the integrated LVDS receiver and timing controllers. We also continue to expand our position in the discrete LVDS market. The Flat Panel Displays business unit is also developing scaler products targeted at flat panel monitors.
     The Column Driver business unit recently introduced a new family of column drivers that use the industry standard reduced swing differential signaling
(RSDS) digital interface technology. We are also developing new product offerings for the mobile handset market.
     The CRT and Digital TV business unit offers a variety of video drivers and pre-amplifiers that go into CRT monitors and digital TVs. While the overall market unit volume of CRT monitors is expected to decline over time due to the increasing penetration of flat panel displays, the business unit's leading edge technology, including our new high-voltage processes, is being channeled toward opportunities in the fast growing digital TV market. Our product offerings include the integrated family of pre-amplifiers with on-screen display, clamp and video drivers for a wide variety of CRT display types.

     INFORMATION APPLIANCE AND WIRELESS GROUP: The Information Appliance and Wireless Group consist of our Information Appliance and Wireless business units. The Information Appliance business unit has been focused on providing easier access to the Internet with our GeodeTM product family of silicon and system solutions. The GeodeTM technology merges complex functionality, such as processing, system logic, graphics, audio and video decompression on to one highly integrated device. As part of our program to streamline our cost structure and enhance shareholder value through prioritizing R&D spending on higher margin analog businesses, we announced in February 2003 that we are seeking to sell the GeodeTM business. You can find further discussion on this topic in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 3 to the Consolidated Financial Statements.
     The Wireless business unit delivers solutions that perform the radio and other functions for handsets and base stations in the cellular, cordless telephone and wireless data markets. The Wireless business unit leverages a number of technologies and standards:
o    Code Division Multiple Access (CDMA);
o    Personal Digital Cellular (PDC); and
o    Global Systems for Mobile Communications (GSM).
o    Digital Cordless Telephone technology; and
o    BluetoothTM.
     Our Wireless business unit offers radio frequency components that focus on addressing the synthesizer block of the radios in CDMA, PDC and GSM cellular standards as well as Wireless-LAN and cordless applications. Our digital cordless technology allows us to offer some of the most flexible system solutions available today for the digital cordless telephone. With a unique baseband platform, one single baseband chip supports combined voice/data, repeaters, base stations and handsets. Our BluetoothTM enabled product offering provides wireless connectivity between various consumer and commercial applications. The newest generation of BluetoothTM devices and the wide personal access BluetoothTM module offers a highly integrated solution for future applications. Our GSM chipset solution, which combined the radio transceiver, digital baseband, analog baseband and power management into one solution, was a part of the cellular baseband business that we closed at the end of fiscal 2003.

     WIRED COMMUNICATIONS GROUP: The Wired Communications Group consists of the Advanced PC business unit, which was formally a part of the Information Appliance and Wireless Group, and the Networking business unit. The Advanced PC business unit provides innovative mixed-signal I/O products for servers, desktops, mobile and storage computing. The business unit is focused on improving and creating standards for networking, security and manageability. During fiscal 2003 the Advanced PC business unit introduced the EthernetMAX product family. Developed with iReady Corporation, a leader in iSCSI, these products are the first to integrate gigabit MAC/PHY, TOE, Ipsec and iSCSI technologies onto a single chip, which addresses an emerging market opportunity-
     The Networking business unit focuses on the enterprise, communications infrastructure and embedded markets. The Enterprise business unit provides complete mixed signal solutions for switches and routers. The Communications Infrastructure business unit is focused on the development of high-speed physical interconnect products for wireless, telecom, data networking and professional video applications. The Embedded business unit focuses on products used in networked peripherals in the enterprise and consumer markets.

     CUSTOM  SOLUTIONS  GROUP:  The  Custom  Solutions  Group  consists  of  the following four business units: Device Connectivity, Legacy Products, Custom Silicon Systems and Imaging Products.
     The Device Connectivity business unit offers a wide range of processors and microcontrollers. Our processors are based on either our CR16 core or the ARM7 core and are combined with dedicated application software to address applications involving device connectivity. Applications include BluetoothTM accessories, telematics (automotive), wireless access points, security systems and advanced meter reading. Our general-purpose 8 and 16 bit microcontrollers address a wide variety of applications in the communication, consumer, industrial, and automotive segments.
     The Legacy Products business unit supplies user-designed application specific products in the form of standard cells and gate arrays as well as key components for analog and digital line cards for telecommunication systems.
     The Custom Silicon Systems business unit acts as the portal to our technologies, manufacturing and logistics infrastructure to produce systems-on-a chip solutions for key strategic partners.
     The Imaging Products business unit develops complete imaging solutions including CMOS image sensors and image processors. These solutions are aimed at applications for the mobile phone, automotive and various consumer products.

     FISCAL 2004 ORGANIZATION STRUCTURE: After the end of fiscal 2003, we reorganized our business operations into the following groups: the Analog Group, the Displays and Wireless Group, the PC and Networking Group, the Imaging Group, and the Custom Solutions Group. This reorganization was done to reflect our decisions to exit the cellular baseband business and the GeodeTM product line within the Information Appliance business. We do not expect this change to materially affect the way we define and report our operating segments under SFAS 131.

     WORLDWIDE  MARKETING  AND SALES AND CENTRAL  TECHNOLOGY  AND  MANUFACTURING
GROUP: Separate from our business operating groups, our corporate structure includes a centralized Worldwide Marketing and Sales Group and a Central Technology and Manufacturing Group (CTMG).
     Worldwide Marketing and Sales is structured around the four major regions of the world where we operate -- the Americas (North and South), Europe, Japan and Asia Pacific -- and unites our worldwide sales and marketing organization.
     CTMG manages all production, including manufacturing requirements that are outsourced, and central support technology. Central support technology includes process technology, which provides pure research and process development necessary for many of our core production processes, packaging technology and leading edge research. CTMG provides a range of process libraries, product cores and software that are shared among our product lines to develop system level solutions. This group is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout and simulation.

Segment Financial Information and Geographic Information
--------------------------------------------------------
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, we have four reportable segments for fiscal 2003:
o    Analog Segment;
o    Information Appliance Segment;
o    Enterprise Networking Segment;
o    Enhanced Solutions Segment.
     Prior to fiscal 2003, the Enterprise Networking and Enhanced Solutions segments were previously included with all other segments in the caption "All Others." For further financial information on these segments, refer to the information contained in Note 13, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales
-------------------
We market our products globally to original equipment manufacturers and original design manufacturers through a direct sales force. Major OEMs and ODMs include:

o  Bosch;           o  LG Electronics;  o  Samsung;
o  Dell;            o  L.M. Ericsson;   o  Siemens;
o  Hewlett Packard; o  Motorola;        o  Sony; and
o  IBM;             o  Nokia;           o  Sony - Ericsson Mobile Communication.
o  Kyocera;         o  Quanta;

     There has been an increasing trend in the technology industry where OEMs use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a contract manufacturer. In addition to our direct sales force, we use distributors in our four business regions, and approximately 50 percent of our total worldwide sales are generated through distributors. In an increasing portion of our distribution sales, the distributor acts as the logistics partner for our OEM customers and their contract manufacturers. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued.
     Our comprehensive central facilities in the United States, Europe, Japan and Singapore handle customer support. These customer support centers respond to inquiries on product pricing and availability, customer technical support requests, order entry and scheduling.
     We augment our sales effort with application engineers based in the field. These engineers are specialists in our product portfolio and work with customers to identify and design our integrated circuits into customers' products and applications. These engineers also help identify emerging markets for new products and are supported by our design centers in the field or at manufacturing sites.

Customers
---------
We are not dependent upon any single customer, the loss of which would have a material effect on our operating results. The distributor Arrow accounted for 10 percent of total net sales in fiscal 2003 as a result of its acquisition of Pioneer in February, 2003. In addition, the distributor Avnet accounted for approximately 10 percent of total net sales in fiscal 2003 and 2002. No one customer or distributor accounted for 10 percent or more of total net sales in fiscal 2001.

Backlog
-------
In accordance with industry practice, we frequently revise semiconductor backlog quantities and shipment schedules under outstanding purchase orders to reflect changes in customer needs. We rarely formally enforce binding agreements for the sale of specific quantities at specific prices that are contractually subject to price or quantity revisions, consistent with industry practice. For these reasons, we do not believe it is meaningful to disclose the amount of backlog at any particular date.

Seasonality
-----------
We are affected by the seasonal trends of the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. Fiscal 2003 was consistent with these trends, although market conditions for the semiconductor industry were improved over fiscal 2002.

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

     We conduct product design and development work predominantly in the United States. Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. Nearly all product assembly and final test operations are performed in two facilities in Southeast Asia. During the second quarter of fiscal 2003, we began construction of an assembly and test facility in China to expand our business presence in the Asia markets. For capacity utilization and other economic reasons, we employ subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia and Japan.
     Our wafer manufacturing processes span Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. We are focusing our wafer fabrication processes to emphasize the development of new analog and mixed-signal technology-based products for applications aimed at wireless handsets, displays, imaging and human interface and information infrastructure. Bipolar processes primarily support our standard products. The width of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in current integrated circuits.

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

Research and Development
------------------------
Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research functions and development of most process technologies are done by CTMG's process technology group. Total R&D expenses were $435.6 million for fiscal 2003, or 26 percent of sales, compared to $441.0 million for fiscal 2002, or 30 percent of sales, and $435.6 million for fiscal 2001, or 21 percent of sales. These amounts exclude in-process R&D charges of $0.7 million related to the acquisition of DigitalQuake in fiscal 2003, $1.3 million related to the acquisitions of Fincitec, ARSmikro and Wireless Solutions Sweden in fiscal 2002 and $16.2 million related to the acquisitions of innoComm Wireless and Vivid Semiconductor in fiscal 2001. These in-process R&D charges are included in our consolidated statements of operations as a component of special items.

     During fiscal 2003, we devoted approximately 79 percent of our R&D effort towards new product development and 21 percent towards the development of process and support technology. Compared to fiscal 2002, this represents a 1 percent increase in spending for new product development and an 11 percent decrease towards the development of process and support technology. A significant and increasing portion of our R&D efforts will be aimed in the future at developing new analog products.

Patents
-------
We own numerous United States and non-U.S. patents and have many patent applications pending. We consider the development of patents and the maintenance of an active patent program advantageous to the conduct of our business. However, we believe that continued success will depend more on engineering, production, marketing, financial and managerial skills than on our patent program. We license certain of our patents to other manufacturers and participate in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of these agreements are cross-licenses in which we grant broad licenses to our intellectual property in exchange for receiving a similar corresponding license from the other party and none are exclusive. The amount of income we have received from licensing agreements has varied in the past, and we cannot precisely forecast the amount and timing of future income from licensing agreements. On an overall basis, we believe that no single license agreement is material to us, either in terms of royalty payments due or payable or intellectual property rights granted or received.

Employees
---------
At May 25, 2003, we employed approximately 9,800 people of whom approximately 4,400 were employed in the United States, 1,200 in Europe, 4,100 in Southeast Asia and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition
-----------
Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as Koninklijke (Royal) Philips Electronics, Matsushita, Motorola, NEC, Samsung and Toshiba. We also compete with a large number of corporations such as Texas Instruments, ST Microelectronics, Maxim, Analog Devices and Linear Technology that sell competing products into some of the same markets that we target. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with several of our customers, particularly customers in the networking and personal systems markets.

Environmental Regulations
-------------------------
To date, our compliance with federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and Note 12, "Commitments and Contingencies" to the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as process research and product development, in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer fabrication capacity utilization for fiscal 2003, based on wafer starts, was 71 percent, as production activity increased in response to improved business conditions in the semiconductor industry. This compares with wafer fabrication capacity utilization for fiscal 2002 of 55 percent when production activity was much lower due to weaker business conditions in the semiconductor industry. We expect our captive manufacturing capacity and our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.
     Our assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore. During the second quarter of fiscal 2003, we began construction of an assembly and test facility in Suzhou, China to expand our business presence in the Asia markets. The facility is expected to be completed and operational in fiscal 2004.
     Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Marketing and Sales are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small design facilities in various locations in the U.S., including:

Austin, Texas;                Irvine, California;       Rochester, New York;
Calabasas, California;        Kirkland, Washington;     Salem, New Hampshire;
Federal Way, Washington;      Longmont, Colorado;       San Diego, California;
Fort Collins, Colorado;       Nashua, New Hampshire;    Santa Clara, California;
Grass Valley, California;     Norcross, Georgia;        South Portland, Maine;
Indianapolis, Indiana;        Phoenix, Arizona;         Tucson, Arizona;

and at overseas locations including China, Estonia, Finland, Germany, India, Israel, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our sales and administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below. While management currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, or future periods.

Tax Matters
-----------
The IRS is in the process of examining our tax returns for fiscal years 1997 through 2000. At the end of fiscal 2003, there were no outstanding unresolved issues with the IRS from prior audits and examinations. We are in the process of undergoing a tax audit in the Netherlands and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover any deficiencies the IRS or other government agencies may find in these audits.

Environmental Matters
---------------------
We have been named to the National  Priorities  List  (Superfund)  for our Santa
Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, which is acting as agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and the claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We have also assumed liability for environmental matters arising from our former operations of Dynacraft, Inc. and the Fairchild business, but we are not currently involved in any legal proceedings relating to those liabilities. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, excluding potential reimbursements from insurance coverage, has not been material during the last three fiscal years. We believe that the potential liability for environmental matters, if any, in excess of amounts already accrued in our financial statements will not have a material effect on our financial position or results of operations.

Other
-----
1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the third circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our motion to stay the issuance of the Appeals Court mandate to the District Court pending our petition to the U.S. Supreme Court was denied in May 2003. We intend to continue to contest the case through all available means.

2. In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleges that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at our company. Plaintiffs claim to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one plaintiff claims to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Although no specific amount of monetary damages is claimed, plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. At the present time, the court has required the Scottish employees to seek their remedies in Scottish courts. Plaintiffs are presently seeking to certify a medical monitoring class, which we are opposing. Discovery in the case is proceeding and we intend to defend this action vigorously.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                       Current Title                                   Age
----                       -------------                                   ---

Kamal K. Aggarwal (1)     Executive Vice President, Central                 65
                          Technology and Manufacturing Group

Jean-Louis Bories (2)     Executive Vice President and General Manager,     48
                          Information Appliance Group

Lewis Chew (3)            Senior Vice President, Finance and Chief          40
                          Financial Officer

John M. Clark III (4)     Senior Vice President, General Counsel            53
                          and Secretary

Brian L. Halla (5)        Chairman of the Board, President and              56
                          Chief Executive Officer

Detlev J. Kunz (6)        Senior Vice President and General  Manager,       52
                          Worldwide Marketing and Sales

Donald Macleod (7)        Executive Vice President and Chief                54
                          Operating Officer

Suneil V. Parulekar  (8)  Senior Vice President, Analog Group               55

Ulrich Seif (9)           Senior Vice President and Chief                   45
                          Information Officer

Edward J. Sweeney (10)    Senior Vice President, Human Resources            46

*  all information as of May 25, 2003, the last day of the 2003 fiscal year.


Business Experience During Last Five Years
------------------------------------------
(1) Mr. Aggarwal joined National in November 1996 as the Executive Vice President of the Central Technology and Manufacturing Group. Prior to joining National, Mr. Aggarwal had held positions at LSI Logic as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test.

(2) Mr. Bories joined National in October 1997. Prior to becoming Executive Vice President and General Manager of the Information Appliance Group in September 1999, he held positions as Executive Vice President and General Manager of the Cyrix Group and as Senior Vice President, Core Technology Group. Prior to joining National, he had held positions at LSI Logic as Vice President and General Manager, ASIC Division; Vice President, Engineering/CAD; Director, Advanced Methodology; and Director, 500K Program. Effective with the beginning of fiscal 2004, Mr. Bories was named Senior Vice President, Displays and Wireless.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     See information appearing in Note 9, Shareholders' Equity and Note 15, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 11, 2003 was $22.52. At July 11, 2003, the number of record holders of our common stock was 7,831.
     During the past three fiscal years, we have not sold any unregistered securities.

     The following table summarizes share and exercise price information about our equity compensation plans as of May 25, 2003.


                                                                                           Number of Securities
                                         Number of Securities      Weighted Average       Remaining Available For
                                           To Be Issued Upon      Exercise Price of    Future Issuance Under Equity
            Plan Category                     Exercise of            Outstanding            Compensation Plans
                                         Outstanding Options,     Options, Warrants        (excluding securities
                                         Warrants, and Rights         and Rights         reflected in column (a))
                                        (a)                      (b)                   (c)
                                        ------------------------ --------------------- ------------------------------

Equity Compensation plans approved by
Shareholders:
      Option Plans (1)                         12,967,271                     $26.07                       3,141,343
      Employee Stock Purchase Plans                     -                          -                       5,206,961
      Director Stock Plan                               -                          -                          95,824
Equity Compensation plans not
approved by Shareholders:
      Option Plans (2)                         33,541,463                     $27.51                      26,668,095
      Restricted Stock Plan                             -                          -                       1,049,917
                                        --- -------------- ----- --------------------- ------------- ----------------
Total                                          46,508,734                                                 38,162,140
                                        === ============== ===== ===================== ============= ================


     (1) Includes options issued under the Stock Option Plan, Executive Officer Stock Option Plan and Director Stock Option Plan.
     (2) Includes options issued under the 1997 Employees Stock Option Plan, options assumed in the Mediamatics, Cyrix and ComCore acquisitions, options granted to our former chairman upon his retirement, and options issued as part of the consideration paid for DigitalQuake.
     The 1997 Employees Stock Option Plan provides for the grant of nonqualified stock options to employees who are not executive officers of the company. Options are granted at market price on the date of grant and can expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after six months but most granted through the end of fiscal 2003 begin vesting after one year and ratably thereafter. At the end of fiscal 2003, there were 33,108,247 shares outstanding under this plan with a weighted-average exercise price of $27.58.
     Options assumed in acquisitions:
     We assumed Cyrix's outstanding obligations under its 1988 incentive stock plan in our acquisition of Cyrix in 1997. Each option under the Cyrix plan converted into the right or option to purchase 0.825 shares of our common stock, and the exercise price was adjusted accordingly. These options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options have been or will be granted under this Cyrix plan. At the end of fiscal 2003, there were Cyrix options to purchase 158,638 shares remaining outstanding with a weighted-average exercise price of $22.90.

     We assumed Mediamatics' and ComCore's outstanding obligations under their stock option plans and stock option agreements with their employees and consultants when we acquired Mediamatics in fiscal 1997 and ComCore in fiscal 1998. Each optionee under these plans received an option for equivalent shares of our common stock based on the exchange rate used in the applicable acquisition agreements. These options expire up to a maximum of ten years after the date of grant, subject to earlier expiration upon termination of employment. No more options have been or will be granted under these plans. At the end of fiscal 2003, options to purchase 2,883 shares with a weighted-average exercise price of $2.85 were outstanding under the Mediamatics plans and options to purchase 997 shares with a weighted average exercise price of $0.50 were outstanding under the ComCore plan.

OTHER EQUITY COMPENSATION PLANS: The option granted to our former chairman was granted in 1995 upon his retirement after more than twenty years of service. The option was granted at $27.875 per share, the market price on the date of grant, expires ten years and one day after grant, and became exercisable ratably over a four-year period. At the end of fiscal 2003, there were options to purchase 140,000 shares outstanding under this grant.
     In connection with the DigitalQuake acquisition in fiscal 2003, we granted options for 130,698 shares to five founding shareholders of DigitalQuake. These options were granted at the market price on the date of grant and become exercisable in two equal installments, one and two years after the date of grant. The option gives the DigitalQuake founding shareholders the right to receive all or a portion of their installment payments of the purchase price paid for DigitalQuake in cash or stock, subject to remaining employed by National.
     Our Restricted Stock Plan authorizes issuance of restricted stock to employees who are not officers of the company. The plan has been made available to a limited group of employees with technical expertise considered important to the company. The restrictions expire over time, ranging from two to six years after issuance.

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

                        FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended
In Millions, Except Per Share Amounts and                 May 25,     May 26,     May 27,      May 28,     May 30,
      Employee Figures                                    2003        2002        2001         2000        1999
                                                          ----------- ----------- ------------ ----------- ------------

OPERATING RESULTS
Net sales                                                  $1,672.5    $1,494.8    $2,112.6     $2,139.9     $1,956.8
Operating costs and expenses                                1,697.0     1,652.6     1,887.3      1,795.1      3,040.6
                                                          ----------- ----------- ------------ ----------- ------------
Operating income (loss)                                       (24.5)     (157.8)      225.3        344.8     (1,083.8)
Interest income (expense), net                                 14.1        21.3        52.0         15.3         (2.2)
Other income (expense), net                                   (12.9)       13.1        29.8        275.2          0.6
                                                          ----------- ----------- ------------ ----------- ------------
Income (loss) before income taxes                             (23.3)     (123.4)      307.1        635.3     (1,085.4)

Income tax expense (benefit)                                   10.0        (1.5)       61.4         14.5        (75.5)
                                                          =========== =========== ============ =========== ============
Net income (loss)                                          $  (33.3)  $  (121.9)     $245.7       $620.8    $(1,009.9)
                                                          =========== =========== ============ =========== ============

Earnings (loss) per share:
      Basic                                                   $(0.18)     $(0.69)      $1.40        $3.58       $(6.04)
                                                          =========== =========== ============ =========== ============
      Diluted                                                 $(0.18)     $(0.69)      $1.30        $3.24       $(6.04)
                                                          =========== =========== ============ =========== ============

Weighted-average common and potential common
    shares outstanding:
      Basic                                                   181.8       177.5       175.9        173.6        167.1
                                                          =========== =========== ============ =========== ============
      Diluted                                                 181.8       177.5       188.4        191.7        167.1
                                                          =========== =========== ============ =========== ============

FINANCIAL POSITION AT YEAR-END
Working capital                                          $  913.8     $  804.3     $  803.2     $  791.1     $  324.2
Total assets                                             $2,244.6     $2,288.8     $2,362.3     $2,382.2     $2,044.3
Long-term debt                                           $   19.9     $   20.4     $   26.2     $   48.6     $  416.3
Total debt                                               $   22.2     $   25.9     $   55.6     $   80.0     $  465.6
Shareholders' equity                                     $1,706.0     $1,781.1     $1,767.9     $1,643.3     $  900.8
-------------------------------------------------------- ----------- ------------ ------------ ------------ -----------
OTHER DATA
Research and development                                 $   435.6    $  441.0     $  435.6     $  386.1     $  471.3
Capital additions                                        $   171.3    $  138.0     $  239.5     $  168.7     $  317.5
Number of employees (in thousands)                             9.8        10.1         10.3         10.5         11.6
-------------------------------------------------------- ----------- ------------ ------------ ------------ -----------

We did not pay cash dividends on our common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

o    Critical Accounting Policies
---------------------------------
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record a provision for estimated future returns at the time of shipment. Approximately 50 percent of our semiconductor product sales are made through distributors. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. To date, the actual distributor returns activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable.
     However, different judgments or estimates could result in variances that might be significant to reported operating results.
          Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

b)   Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions regarding future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. To date the actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

c)   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

          In view of the generally weak current economic climate, we are periodically evaluating whether an impairment of our amortizable intangible assets and other long-lived assets has occurred. Our evaluation includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.
          We performed our annual review for goodwill impairment in the fourth quarter of fiscal 2003 and tested for goodwill impairment in each reporting unit that contains goodwill. We also performed additional tests of our wireless reporting unit in February 2003 when we announced our intention to sell our cellular baseband business unit and in May 2003 when we subsequently announced the immediate closure of that business unit. The cellular baseband business unit was a part of the wireless reporting unit. Our tests found that no impairment existed. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units.
     Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, and our Enterprise Networking reporting unit, which is a reportable segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

d)   Deferred Income Taxes
     We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

     We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and in international jurisdictions may cause us to change our judgements of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

o    Overview
-------------
During fiscal 2003, we began a series of strategic profit-improvement actions designed to increase our return on investments and streamline our cost structure. Our main focus is on analog products and leveraging our analog strengths and R&D spending on key growth markets utilizing analog products. The main actions taken during the year were the closure of the cellular baseband business within our Wireless business unit and the decision to sell our Information Appliance business unit, consisting primarily of the GeodeTM family of processor products. The discussion below includes historical information which does not completely reflect our current strategic positioning and focus.
     We recorded net sales of $1.7 billion in fiscal 2003. This compares to $1.5 billion in fiscal 2002 and $2.1 billion in fiscal 2001. The increase in sales for fiscal 2003 over sales for fiscal 2002 came from higher demand, particularly from customers in our wireless handset market, one of our target markets, as business conditions for the semiconductor industry have slowly improved from a year ago, although general market and worldwide economic conditions have been essentially flat.
     The decline in sales for fiscal 2002 from sales for fiscal 2001 came from lower demand seen broadly across semiconductor markets, as business conditions in the semiconductor industry remained weak throughout fiscal 2002. In contrast, market conditions were very strong in the first half of fiscal 2001, but as we entered into the second half of fiscal 2001, market conditions for the semiconductor industry quickly weakened.
     In fiscal 2003, we recorded a net loss of $33.3 million. This compares to a net loss of $121.9 million in fiscal 2002 and net income of $245.7 million in fiscal 2001. The improvement in our operating results for fiscal 2003 compared to fiscal 2002 was primarily driven by increased sales as business conditions for the semiconductor industry have slowly improved since last year. Our operating results for fiscal 2002 were primarily affected by lower sales caused by the overall economic slowdown experienced in fiscal 2002.
     The net loss for fiscal 2003 includes $44.3 million of special items. The special items include $0.7 million for in-process R&D charges related to the acquisition in the second quarter of DigitalQuake (See Note 4 to the Consolidated Financial Statements) and a net charge of $43.6 million related to cost reduction actions (See Note 3 to the Consolidated Financial Statements). The cost reduction actions were taken as part of our strategic profit improvement actions. The fiscal 2003 net loss also has $13.8 million of charges included in R&D expenses for the writedown of technology licenses (See the Research and Development section below).
     The net loss for fiscal 2002 included $9.3 million of special items. The special items included $1.3 million for in-process R&D charges related to the acquisitions of Fincitec Oy, ARSmikro OU and Wireless Solutions Sweden AB (See
Note 4 to the Consolidated Financial Statements). Special items also included a net charge of $8.0 million related to cost reduction actions (See Note 3 to the Consolidated Financial Statements). Net income for fiscal 2001 included special items of $51.9 million, which included $16.2 million for in-process R&D charges related to acquisitions during the year (See Note 4 to the Consolidated Financial Statements) and a $35.7 million net charge for cost reduction actions (See Note 3 to the Consolidated Financial Statements).

o        Sales
--------------
The following discussion includes comments pertaining to our reportable segments, which are described in Note 13 to the Consolidated Financial Statements.
     The increase in sales for fiscal 2003 over sales for fiscal 2002 came from higher unit volume throughout the year, up 29 percent from the previous year. This unit volume increase was partially offset by lower average selling prices that were down 13 percent from the previous year, as we saw a shift in product mix toward lower priced products, combined with some price declines. We are encouraged by the sales increase which occurred during an environment of overall flat economic conditions and the SARS outbreak.

     The Analog segment, which represents 77 percent of our total sales, experienced an increase in sales of 15 percent for fiscal 2003 over sales for fiscal 2002. The increase came primarily from higher volume as unit shipments increased 30 percent from last year. However, average selling prices declined 11 percent from last year, due to a shift in unit mix toward lower priced products and some modest price declines. A significant portion of these lower priced products were a variety of high performance analog products offered in very small form factors, made possible by our advanced chip-packaging technologies. Although these products may be relatively lower in price, their gross margins are relatively higher within our portfolio of products. Within the Analog segment, sales of audio, power management and amplifier products increased in fiscal 2003 by 41 percent, 45 percent and 23 percent, respectively, from sales in fiscal 2002. Products for wireless handsets largely drove the sales growth in power management products. Sales of application-specific wireless products, primarily radio frequency building blocks, were flat year on year.
     Sales for fiscal 2003 for the Information Appliance segment increased 6 percent from sales for fiscal 2002. The increase came from a higher volume of GeodeTM integrated processor products and integrated DVD products that rose 57 percent from the previous year. Average selling prices declined 19 percent from last year for both GeodeTM and integrated DVD products. The GeodeTM product family is the primary component of the Information Appliance business we are seeking to sell (See Note 3 to the Consolidated Financial Statements).
     For fiscal 2003, sales increased in all geographic regions compared to sales for fiscal 2002. The increases were 28 percent in Japan, 17 percent in the Asia Pacific region, 5 percent in Europe and 3 percent in the Americas. Sales for fiscal 2003 as a percentage of total sales increased to 46 percent for the Asia Pacific region and 11 percent in Japan, while decreasing to 23 percent in the Americas and 20 percent in Europe. We have found that many of our customers have manufacturing operations in the Asia Pacific region that make their purchases in the Asia Pacific region, leading to sales increases in the Asia Pacific region with decreases in the Americas and Europe. Foreign currency-denominated sales in fiscal 2003 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar, but the impact on overall fiscal 2003 sales was minimal since less than a quarter of our total sales was denominated in foreign currency.
     Our sales for fiscal 2002 declined significantly from sales for fiscal 2001, as market conditions for the semiconductor industry remained weak compared to fiscal 2001. Although we saw a slight increase in unit volume in the second half of fiscal 2002, the sales decline for the year was primarily due to the decreased shipment volume. Lower average selling prices were also a factor, as we saw a shift in product mix toward lower priced products and took some pricing actions to gain increased market share in target areas.
     The Analog segment, which represented 75 percent of our total sales for fiscal 2002, experienced a decline in sales of 26 percent from sales for fiscal 2001. The decline in fiscal 2002 was due to a drop in unit volume together with decreases in average selling prices. Average selling prices were down due to shifts in product mix as well as some decline in prices, particularly on multisource products, which tend to be viewed as commodity products. Within the Analog segment, sales of application-specific wireless products, including radio frequency building blocks, declined in fiscal 2002 by 36 percent from sales in fiscal 2001. In the broad-based analog markets, sales of power management and amplifier products were also down in fiscal 2002 from sales in fiscal 2001 by 33 percent and 30 percent, respectively. Only sales of display products increased in fiscal 2002. Those sales increased by 6 percent over sales in fiscal 2001, as a large increase in unit volume more than offset decreases in average selling prices.
     Sales for fiscal 2002 for the Information Appliances segment declined 12 percent from sales for fiscal 2001. The decline was primarily driven by lower unit volume, as average selling prices increased slightly. The year-to-year slowdown in demand for personal computers and PC-related products was a significant cause of the decline in sales for the Information Appliance segment in fiscal 2002 since many of our information appliance products are used in the PC marketplace. In addition, the market adoption of emerging information appliances that are not PCs was slower than expected.
     For fiscal 2002, sales declined in all geographic regions compared to sales for fiscal 2001. The decreases were 46 percent in the Americas, 40 percent in Europe, 32 percent in Japan and 2 percent in the Asia Pacific region. Sales for fiscal 2002 as a percentage of total sales increased to 44 percent for the Asia Pacific region, while decreasing to 25 percent in the Americas and 21 percent in Europe. Sales as a percentage of total sales held at 10 percent in Japan. Foreign currency-denominated sales in fiscal 2002 were unfavorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all weakened against the dollar, but once again the impact from this was minimal since less than a quarter of our total sales for fiscal 2002 was denominated in foreign currency.

o    Gross Margin
-----------------
Gross margin as a percentage of sales was 43 percent in fiscal 2003 compared to 37 percent in fiscal 2002 and 49 percent in fiscal 2001. The increase in gross margin for fiscal 2003 over fiscal 2002 was primarily driven by higher factory utilization. Wafer fabrication capacity utilization during fiscal 2003 was 71 percent, compared to 55 percent in fiscal 2002 when production activity was much lower due to weaker business conditions. Improvement in overall product mix and lower manufacturing costs in fiscal 2003 also offset an unfavorable impact on gross margin of actual price declines on selected products.

     The decline in gross margin for fiscal 2002 from fiscal 2001 was primarily driven by lower factory utilization. Wafer fabrication capacity utilization during fiscal 2002 was 55 percent, as production activity was reduced considerably by weakened business conditions. This compares with wafer fabrication capacity utilization for fiscal 2001 of 69 percent when business conditions were much stronger, particularly in the first half of the fiscal year. We also saw lower margins from some products in fiscal 2002, caused mostly by a shift in product sales mix and to a lesser extent by pricing pressure.

o    Research and Development
-----------------------------
Our research and development expenses in fiscal 2003 were $435.6 million, or 26 percent of sales, compared to $441.0 million in fiscal 2002, or 30 percent of sales, and $435.6 million in fiscal 2001, or 21 percent of sales. These amounts exclude in-process R&D charges of $0.7 million in fiscal 2003, $1.3 million in fiscal 2002 and $16.2 million in fiscal 2001 related to acquisitions (see Note 4 to the Consolidated Financial Statements). The in-process R&D charges are separately included as a component of special items in the consolidated statements of operations. R&D expenses for fiscal 2003 also include $13.8 million of charges for the writedown of technology licenses. Of this total, $5.0 million came from the technology license with TSMC that was impaired when we restructured the agreement and entered into a new agreement to use TSMC as our supplier of wafers for products with feature sizes of 0.15-micron and below. In addition, we reached alternative arrangements with two other R&D partners that led to the impairment of additional technology licenses for the remaining $8.8 million charge. Excluding these charges, R&D expenses for fiscal 2003 were lower by 4 percent from R&D expenses for fiscal 2002. The lower R&D expenses reflect our effort to control the level of expenditures and prioritize spending toward more critical projects, as we focus our R&D spending on analog products. During fiscal 2003, we devoted 79 percent of our R&D effort towards new product development and 21 percent towards the development of process and support technology. Compared to fiscal 2002, this represents a one percent increase in spending for new product development and an 11 percent decrease in spending for process and support technology. We continue to invest in the development of new analog and mixed-signal technology-based products for applications in the wireless handsets, displays, other portable devices and information infrastructure markets.
     Higher R&D expenses in fiscal 2002 over fiscal 2001 resulted mainly from higher fees paid under the license agreement with TSMC that was subsequently restructured in fiscal 2003. The agreement, which began in fiscal 2001, allowed us to gain access to a variety of TSMC's subsequently advanced sub-micron processes if and when those processes were developed by TSMC, for use in our Maine facility as we desired.

o    Selling, General and Administrative
----------------------------------------
Our selling, general and administrative expenses in fiscal 2003 were $270.3 million, or 16 percent of sales, compared to $260.9 million in fiscal 2002, or 18 percent of sales, and $324.7 million in fiscal 2001, or 15 percent of sales. The overall increase in SG&A expenses for fiscal 2003 over expenses for fiscal 2002 was mainly due to higher payroll and employee benefit expenses. The expenses for fiscal 2003 also reflect higher expenses from foreign currency remeasurement losses of $3.5 million compared to a $0.2 million net gain in fiscal 2002.
     The decline in SG&A expenses for fiscal 2002 from the fiscal 2001 level reflects actions that we implemented in the second half of fiscal 2001 to reduce our spending in response to weakened business conditions, combined with our efforts to further control spending as business conditions remained weak throughout fiscal 2002. These actions reduced payroll and employee benefit expenses, as well as discretionary selling and marketing program expenses. In addition, the fiscal 2001 SG&A expenses included a $20.5 million expense associated with a charitable donation of equity securities given to establish the National Semiconductor Foundation. The fiscal 2001 SG&A expenses also included goodwill amortization of $13.0 million. We no longer record goodwill amortization since adopting SFAS No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002.

o    Cost-Reduction Programs and Restructuring of Operations
------------------------------------------------------------
For fiscal 2003, we recorded charges of $45.7 million related to the series of strategic profit-improvement actions that we announced in February 2003. These actions, which were targeted at saving approximately $30 million per quarter, are designed to streamline our cost structure and enhance shareholder value by prioritizing R&D spending on higher-margin analog businesses. We also completed certain activities by the end of the fiscal year that reduced our estimate for an environmental liability for costs related to a prior exit action, which resulted in a credit of $2.1 million. The credit partially offset the charges for the fiscal 2003 cost reduction actions. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of activity during fiscal 2003 related to previously announced actions.

o    Charge for Acquired In-Process Research and Development
------------------------------------------------------------
In connection with our acquisition during fiscal 2003 of DigitalQuake, Inc., we allocated $0.7 million of the total purchase price to the value of in-process R&D. In connection with our acquisitions during fiscal 2002 of the combined companies of Fincitec Oy and ARSmikro OU, and separately of Wireless Solutions Sweden AB, $0.2 million and $1.1 million of the total purchase price for each acquisition were respectively allocated to the value of in-process R&D. In connection with our acquisitions during fiscal 2001 of Vivid Semiconductor and innoComm Wireless, $4.1 million and $12.1 million of the total purchase price for each acquisition were respectively allocated to the value of in-process R&D. These amounts were expensed upon acquisition because technological feasibility had not been established and no alternative uses existed for the technologies. For more specific information on each acquisition, see Note 4 to the Consolidated Financial Statements.
     For each acquisition, the fair value of the in-process R&D was based on discounted projected net cash flows expected to be derived after successful completion of existing R&D projects. Estimates of future cash flows from revenues were based primarily on market growth assumptions, lives of underlying technologies and our expected share of the estimated total market. Gross profit projections were based on our experience with products that were similar in nature or products sold into markets with similar characteristics. Estimated operating expenses, income taxes and capital charges were deducted from gross profit to determine net operating income for the in-process R&D projects. Operating expenses were estimated as a percentage of revenue and included sales and marketing expenses and development costs to maintain the technology once it has achieved technological feasibility. We discounted the net cash flows of the in-process R&D projects using probable adjusted discount rates that approximated the overall rate of return for each acquisition as a whole and reflected the inherent uncertainties surrounding the development of in-process R&D projects.

o    Interest Income and Interest Expense
-----------------------------------------
For fiscal 2003, we earned net interest income of $14.1 million compared to $21.3 million in fiscal 2002 and $52.0 million in fiscal 2001. The decrease in net interest income for fiscal 2003 was due to lower average interest rates on higher average cash balances during fiscal 2003 compared to fiscal 2002. Offsetting interest expense was slightly lower for fiscal 2003 as we continued to reduce our outstanding debt balances. The decrease in net interest income for fiscal 2002 compared to fiscal 2001 was due to lower average interest rates on lower average cash balances during fiscal 2002 compared to fiscal 2001. Offsetting interest expense was slightly lower for fiscal 2002 as we reduced our outstanding debt balances.

o    Other Income (Expense), Net
--------------------------------
We recorded other expense, net of $12.9 million for fiscal 2003 and other income, net of $13.1 million for fiscal 2002 and $29.8 million for fiscal 2001. The components of other expense, net for fiscal 2003 included $6.8 million of net intellectual property income, which was offset by a $15.9 million charge for our share in net losses of equity-method investments, a $1.6 million net loss from other investments, and $2.2 million from other miscellaneous losses. Net intellectual property income for fiscal 2003 included $3.9 million from a single significant licensing agreement with a North American company and the remainder from a number of individually small agreements. The components of other income, net for fiscal 2002 included $11.6 million of net intellectual property income, a $9.4 million net gain from investments, a $7.3 million charge for our share in net losses of equity-method investments and $0.6 million from other miscellaneous losses. Net intellectual property income for fiscal 2002 included a gain of $8.3 million from the settlement of a patent infringement lawsuit. The remaining intellectual property income was from a number of individually small agreements. Other income, net for fiscal 2001 included a $30.6 million net gain from investments, $6.3 million of net intellectual property income, a $3.6 million charge for our share in net losses of equity-method investment and $3.5 million from other miscellaneous losses. The net gain from investments for fiscal 2001 included a gain of $20.5 million from the distribution of equity securities that were part of our investment portfolio, which we donated to establish the National Semiconductor Foundation. An expense for the same amount associated with the donation was included in SG&A expenses for fiscal 2001. Net intellectual property income for fiscal 2001 included $2.4 million from a single significant licensing agreement with a Korean company and the remainder from a number of individually small agreements.

o    Income Tax Expense
-----------------------
We recorded an income tax expense of $10.0 million in fiscal 2003, compared to an income tax benefit of $1.5 million in fiscal 2002 and income tax expense of $61.4 million in fiscal 2001. The fiscal 2003 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes. The fiscal 2002 tax benefit consisted of $11.5 million expected refund of U.S. taxes as a result of the new federal tax act, which was mostly offset by $10.0 million of tax expenses on international income. Our ability to realize net deferred tax assets ($80.8 million at May 25, 2003) is primarily dependent on our ability to generate future U.S. taxable income. We believe that it is more likely than not we should be able to generate sufficient taxable income in the U.S. to utilize these tax assets, but it is possible that we will be unable to do so and therefore unable to realize the benefits of recognized tax assets. This could result in future charges to increase the deferred tax asset valuation allowance.

o    Foreign Operations
-----------------------
Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities is concentrated in pound sterling, Singapore dollar and Malaysian ringgit. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is, at times, hedged using purchased option contracts that have an original maturity of one year or less.

     At certain of our international locations, we maintain defined benefit pension plans that are operated in accordance with local statutes and practices. We record an adjustment for minimum pension liability to adjust the liability related to one of our plans to equal the amount of the unfunded accumulated benefit obligation as required by the pension accounting standards. For fiscal 2003, the adjustment we recorded was $57.5 million. A corresponding amount is recorded in the consolidated financial statements as a component of accumulated other comprehensive loss. This increased the unfunded benefit obligation from $56.1 million in fiscal 2002 to $117.1 million in fiscal 2003. The major cause of this growth was an increase in the accumulated benefit obligation due to a reduction in the assumed discount rate and the effect of some fixed rate increases in benefits in excess of current inflation rates as determined under the terms of the plan. Concurrently, lower than expected rate of return on plan assets due to a decline in interest rates and investment returns in the past few years also reduced plan assets. As we have done in the past, we will continue to fund the plan in the future to adequately meet the minimum funding requirements under local statutes.

o    Financial Market Risks
---------------------------
We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
     Due to the short-term nature of the major portion of our cash portfolio, a series of severe cuts in interest rates, such as those recently experienced, does have a significant impact on the amount of interest income we earn from our cash portfolio. An increase in interest rates benefits us due to our large net cash position. An increase in interest rates would not necessarily immediately increase interest expense due to the fixed rates of our existing debt obligations.
     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we enter into transactions in other currencies, primarily the Japanese yen, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of May 25, 2003.

o    Liquidity and Capital Resources
------------------------------------

As of May 25, 2003, cash, cash equivalents and short-term marketable investments were $915.4 million, up from $834.4 million at May 26, 2002. Cash and cash equivalents increased $120.9 million in fiscal 2003 compared to a decrease of $136.5 million in fiscal 2002 and an increase of $39.0 million in fiscal 2001. The primary factors contributing to these changes are described below:
     We generated cash from operating activities of $221.1 million during fiscal 2003 compared to $107.6 million in fiscal 2002 and $491.8 million in fiscal 2001. For fiscal 2003, cash was generated from operating activities because the positive impact from the net loss, after adjusting for noncash items (primarily depreciation and amortization), more than offset the negative impact that came from changes in working capital components. The negative changes from working capital components for fiscal 2003 came primarily from decreases in accounts payable and accrued expenses. For fiscal 2002, operating cash was generated because the noncash components of our net loss, primarily depreciation and amortization, were greater than the reported net loss and the negative impact from changes in working capital components. For fiscal 2001, operating cash was generated primarily from net income adjusted for noncash expenses, which was partially offset by the negative impact from changes in working capital components.
     Our investing activities used cash of $137.5 million in fiscal 2003, compared to $330.6 million used in fiscal 2002 and $302.2 million used in fiscal 2001. Major uses of cash in fiscal 2003 included the acquisition of DigitalQuake for $11.0 million, net of cash received (See Note 4 to the Consolidated Financial Statements) and investment in property, plant and equipment of $171.3 million, primarily for machinery and equipment, and CAD software licenses, which were offset by the net sale and maturity of available-for-sale securities of
$49.2  million.  Major  uses of cash  in  fiscal  2002  included  investment  in property, plant and equipment of $138.0 million, net purchases of available-for-sale securities of $111.5 million and the acquisitions of Fincitec Oy, ARSmikro OU and Wireless Solutions Sweden AB for a total of $42.1 million, net of cash acquired (See Note 4 to the Consolidated Financial Statements). Major uses of cash in fiscal 2001 included investment in property, plant and equipment of $239.5 million and the acquisitions of innoCOMM and Vivid for a total of $99.1 million, net of cash acquired (See Note 4 to the Consolidated Financial Statements).
     Our financing activities generated cash of $37.3 million for fiscal 2003 and $86.5 million in fiscal 2002, while they used cash of $150.6 million in fiscal 2001. The primary source of cash in fiscal 2003 came from the issuance of common stock under employee benefit plans in the amount of $42.7 million, which was partially offset by the repayment of $5.4 million of our outstanding debt balances. The primary source of cash in fiscal 2002 was from the issuance of common stock under employee benefit plans in the amount of $107.1 million, which was partially offset by repayment of $20.6 million of our outstanding debt balances. The primary use of cash in fiscal 2001 was for our repurchase of 8.3 million shares of common stock on the open market for $194.4 million. All of these shares were retired during fiscal 2001. This more than offset cash inflow of $68.2 million from the issuance of common stock under employee benefit plans.
     We foresee continuing cash outlays for plant and equipment going into the first half of fiscal 2004, with our primary focus on new capabilities that support our target growth markets, as well as improvements to provide more capacity in selected areas and improved manufacturing efficiency and productivity. During fiscal 2003, we began construction of an assembly and test facility in China to expand our business presence in the Asia markets. We currently expect our fiscal 2004 capital expenditure amount to be similar to the fiscal 2003 amount. However, we will continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments in fiscal 2004.
     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.
     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 25, 2003:

(In Millions)                    Fiscal Year:                                            2009 and
                                 2004            2005       2006      2007      2008     thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Contractual obligations:

Debt obligations                     $  2.3        $19.9    $   -     $   -     $   -       $   -       $ 22.2
Noncancellable
  operating leases                     22.1         17.9       12.4       9.3       6.1         5.3       73.1
Purchase obligations under:
  CAD software licensing
     agreements                        20.1         20.1        1.3       -         -           -         41.5
  Fairchild manufacturing
     agreement                          2.8          -          -         -         -           -          2.8
  Other                                 1.5          1.5        0.8       -         -           -          3.8
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Total                                 $48.8        $59.4      $14.5      $9.3      $6.1        $5.3     $143.4
                                 =============== ========== ========= ========= ======== ============= ==========

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                       $ 11.9             -         -         -         -            -        $ 11.9
                                 =============== ========= ========= ======== ========== ============== ===========

     In addition, as of May 25, 2003, capital purchase commitments were $56.4 million.

o    Recently Issued Accounting Pronouncements
----------------------------------------------
In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will be effective for our fiscal year 2004. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.
     In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement will be effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.
     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both
Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of our second quarter for fiscal 2004. We do not expect the adoption of this statement to have a material impact on our consolidated financial position or results of operations.

o    Outlook
------------
Although overall economic conditions remain flat and uncertain, demand levels in fiscal 2003 were better as business conditions in the semiconductor industry slowly improved from a year ago. We experienced sequential quarterly growth in new orders during the second half of fiscal 2003, especially for our Analog segment where orders for power management, amplifier and audio products experienced the greatest increases. While new orders grew overall in the just completed fourth quarter, we saw delivery dates for orders placed by customers begin to extend further out in time. As we finished the fiscal year, we also saw a drop in the weekly run rate of total orders and turns orders, which are orders received with delivery requested in the same quarter. As a result, our opening 13-week backlog entering the first quarter of fiscal 2004 was slightly lower than it was at the beginning of the fiscal 2003 fourth quarter. Historically, sales in our first quarter have been down from the preceding fourth quarter due to the summer vacation season. Turns orders are typically lower during a portion of the summer season when our customers have lower production activities. Based on these seasonal factors, we anticipate that sales for the first quarter of fiscal 2004 will be flat to down by 4 percent from the fiscal 2003 fourth quarter. If the level of turns orders is not achieved or the rate of new orders declines, we may not be able to achieve the level of sales expected for the first quarter of fiscal 2004. We also expect gross margin percentage to be flat to slightly down from gross margin achieved in the recent fourth quarter, depending on the sales level. We believe we have the ability to quickly adjust the level of production activity in our manufacturing facilities to align with changes in order levels and economic conditions during the quarter, if necessary. However, the mix of available product may not exactly match the mix of product requested on a short-term basis.
     Since we first launched the series of profit-improvement actions back in February 2003 designed to improve our return on investments and streamline our cost structure, we have achieved some significant savings in our future operating expenses. To date, we have restructured our technology licensing agreement with TSMC, essentially eliminating the quarterly fees we were paying to have access to TSMC's advanced sub-micron processes for use in our Maine facility. We also announced the closure of the cellular baseband business in May 2003 and reduced our worldwide workforce by 760 positions by the end of the fiscal year. So far, these actions are expected to result in a savings of approximately $25 million per quarter, most of which will be reflected in reduction in our R&D expenses. Accordingly, we expect R&D expenses in the first quarter of fiscal 2004 to be in the range of $91-$94 million, with SG&A expenses in the range of $64-$66 million. As a part of the plan, we announced we would seek to sell the Information Appliance business, primarily consisting of the GeodeTM family of products, and we are actively pursuing a sale of that business, which we expect to complete by the end of the first quarter of fiscal 2004. If we are unable to sell the business, we will close the business unit. Sale or closure of the business unit is expected to provide additional savings. In the meantime we will continue to incur expenses associated with supporting the business and its customers.

o    Risk Factors
-----------------
CONDITIONS INHERENT IN THE SEMICONDUCTOR INDUSTRY CAUSE PERIODIC FLUCTUATIONS IN OUR OPERATING RESULTS. Rapid technological change and frequent introduction of new technology leading to more complex and more integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and expect to experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN OUR MARKETS. Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as Koninklijke (Royal) Philips Electronics, Matsushita, Motorola, NEC, Samsung and Toshiba. We also compete with a large number of corporations such as Texas Instruments, ST Microelectronics, Maxim, Analog Devices and Linear Technology that sell competing products into some of the same markets that we target. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with several of our customers, particularly customers in the networking and personal systems markets.
     The wireless handset market continues to be important to our future growth plans. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and image capture. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will ultimately be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are highly uncertain and difficult to predict with accuracy. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market.

IF DEVELOPMENT OF NEW PRODUCTS IS DELAYED OR MARKET ACCEPTANCE IS BELOW EXPECTATIONS, FUTURE OPERATING RESULTS MAY BE UNFAVORABLY AFFECTED. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards application in the wireless handsets, displays, other portable devices and information infrastructure markets.

ACQUISITIONS. We have made and will continue to consider making strategic business investments and alliances and acquisitions, if necessary, to gain access to key technologies that we believe augment our existing technical capability or enable us to achieve faster time to market. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

EXPANSION OF OUR BUSINESS IN THE ASIA MARKETS. As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asia markets, we began construction of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China during the second quarter of fiscal 2003. The facility is expected to provide analog products quickly and cost effectively to our customers in China, as well as other regions as necessary. The facility also will increase our overall assembly and test capacity to support increasing product volume. Increases in product volume are dependent upon demand from our customers. If we do not increase product volume, lower than expected factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce our expected future gross margin.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS, MANY OF WHICH ARE BEYOND OUR CONTROL. We conduct a substantial portion of our operations outside the United States, and our business is subject to risks associated with many factors beyond our control. These factors include:
-    fluctuations in foreign currency rates;
-    instability of foreign economies;
-    emerging infrastructures in foreign markets;
-    support required abroad for demanding manufacturing requirements;
-    foreign government instability and changes; and
-    U.S. and foreign laws and policies affecting trade and investment.
     Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and they could adversely affect us in the future. In addition, although we seek to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen and euro.

TAXES. From time to time, we have received notices of tax assessments from certain governments of countries in which we operate. The IRS is in the process of examining our tax returns for fiscal 1997 through 2000. We are also undergoing a tax audit in the Netherlands. These governments or other government entities may serve future notices of assessments on us and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

CURRENT WORLD EVENTS. Recent unrest in the many parts of the world including the war in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations. The outbreak of the SARS illness could also adversely affect our business in Asia if it does not continue to be contained. If there is a significant spread of SARS beyond Asia, other aspects of our operations could be negatively impacted.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements:                                                   Page
---------------------                                                   ----

Consolidated Balance Sheets at May 25, 2003 and May 26, 2002             33

Consolidated Statements of Operations for each of the years in the
   three-year period ended May 25, 2003                                  34

Consolidated Statements of Comprehensive Income (Loss) for each of
   the years in the three-year period ended May 25, 2003                 35

Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended May 25, 2003                           36

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 25, 2003                                  37

Notes to Consolidated Financial Statements                               38

Independent Auditors' Report                                             67


Financial Statement Schedule:
For the three years ended May 25, 2003

Schedule II -- Valuation and Qualifying Accounts                         73


Pursuant to Item 3-09 of Regulation S-X, we are required to file the separate financial statements of iReady Corporation for the current fiscal year as part of this Form 10-K because our share in the net losses of iReady in the amount of $8.5 million exceeded 20 percent of our reported loss before income taxes of $23.3 million for fiscal 2003. The current fiscal year of iReady does not end until September 30, 2003. At such time as audited financial statements of iReady become available, we will file an amendment to this Form 10-K to include the financial statements of iReady. Neither iReady's losses nor its financial condition or cash flows are expected to have a material effect on our results of operations, financial condition or cash flows.

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                    May 25,        May 26,
In Millions, Except Share Amounts                                                     2003          2002
                                                                                  ------------- --------------

ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 802.2        $ 681.3
    Short-term marketable investments                                                    113.2          153.1
    Receivables, less allowances of $38.2 in 2003 and $37.8 in 2002                      137.1          131.7
    Inventories                                                                          142.2          145.0
    Deferred tax assets                                                                   66.0           58.7
    Other current assets                                                                  20.5           38.3
                                                                                  ------------- --------------
Total current assets                                                                   1,281.2        1,208.1
Property, plant and equipment, net                                                       680.7          737.1
Goodwill                                                                                 173.3          173.3
Other assets                                                                             109.4          170.3
                                                                                  ------------- --------------
Total assets                                                                          $2,244.6       $2,288.8
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $  2.3         $  5.5
    Accounts payable                                                                     107.0          123.7
    Accrued expenses                                                                     208.5          226.7
    Income taxes payable                                                                  49.6           47.9
                                                                                  ------------- --------------
Total current liabilities                                                                367.4          403.8
Long-term debt                                                                            19.9           20.4
Other noncurrent liabilities                                                             151.3           83.5
                                                                                  ------------- --------------
Total liabilities                                                                       $538.6         $507.7
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value. Authorized 850,000,000 shares.
        Issued and outstanding 183,572,388 in 2003 and 180,361,609 in 2002              $ 91.8         $ 90.2
    Additional paid-in capital                                                         1,461.3        1,415.3
    Retained earnings                                                                    277.2          310.5
    Unearned compensation                                                               (10.0)         (12.8)
    Accumulated other comprehensive loss                                               (114.3)         (22.1)
                                                                                  ------------- --------------
Total shareholders' equity                                                             1,706.0        1,781.1
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                            $2,244.6       $2,288.8
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                                           May 25,      May 26,      May 27,
In Millions, Except Per Share Amounts                                 2003         2002         2001
                                                                      ------------ ------------ ------------

Net sales                                                              $1,672.5     $1,494.8     $2,112.6
Operating costs and expenses:
    Cost of sales                                                         946.8        941.4      1,075.1
    Research and development                                              435.6        441.0        435.6
    Selling, general and administrative                                   270.3        260.9        324.7
    Special items                                                          44.3          9.3         51.9
                                                                      ------------ ------------ ------------
Total operating costs and expenses                                      1,697.0      1,652.6      1,887.3
                                                                      ------------ ------------ ------------
Operating income (loss)                                                   (24.5)      (157.8)       225.3
Interest income, net                                                       14.1         21.3         52.0
Other income (expense), net                                               (12.9)        13.1         29.8
                                                                      ------------ ------------ ------------
Income (loss) before income taxes                                         (23.3)      (123.4)       307.1
Income tax expense (benefit)                                               10.0         (1.5)        61.4
                                                                      ------------ ------------ ------------
Net income (loss)                                                      $  (33.3)   $  (121.9)   $   245.7
                                                                      ============ ============ ============

Earnings (loss) per share:
    Basic                                                                 $(0.18)      $(0.69)       $1.40
    Diluted                                                               $(0.18)      $(0.69)       $1.30
Weighted-average common and potential common
    shares outstanding:
    Basic                                                                 181.8        177.5        175.9
    Diluted                                                               181.8        177.5        188.4

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                            May 25,       May 26,       May 27,
In millions                                                            2003          2002          2001
                                                                       ------------- ------------- --------------

Net income (loss)                                                         $ (33.3)      $(121.9)       $245.7

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on available-for-sale securities                (24.8)         32.6          32.6
     Reclassification   adjustment   for  net   realized   (gain)  on
available-                                                                  (10.1)         (9.4)        (21.3)
          for-sale securities included in net income (loss)
     Minimum pension liability                                              (57.5)        (12.7)        (16.0)
     Derivative instruments:
       Unrealized gain (loss) on cash flow hedges                             0.2          (0.4)          -
                                                                       ------------- ------------- --------------
Other comprehensive income (loss)                                           (92.2)         10.1          (4.7)
                                                                       ------------- ------------- --------------
Comprehensive income (loss)                                               $(125.5)      $(111.8)       $241.0
                                                                       ============= ============= ==============


The tax effects of other comprehensive income (loss) components included in each of the years presented above were not significant.

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             Accumulated
                                                                         Additional                             Other
                                                                Common    Paid-In    Retained     Unearned   Comprehensive
In Millions                                                     Stock     Capital    Earnings   Compensation     Loss       Total
                                                                -------- ---------- ----------  ------------ ------------ ----------
Balances at May 28, 2000                                          $88.8   $1,407.9   $ 186.7      $ (12.6)     $  (27.5)   $1,643.3
Net income                                                         -           -       245.7          -             -         245.7
Issuance  of common  stock  under  option,  purchase,
   and profit sharing plans                                         2.2       70.0       -            -             -          72.2
Unearned compensation relating to issuance of restricted stock      0.1        7.4       -           (7.5)          -           -
Cancellation of restricted stock                                    -         (2.8)      -            2.0           -          (0.8)
Amortization of unearned compensation                               -          -         -            4.2           -           4.2
Proceeds from sale of  put warrants                                 -          0.4       -            -             -           0.4
Stock compensation charge                                           -          2.0       -            -             -           2.0
Purchase and retirement of treasury stock                          (4.2)    (190.2)      -            -             -        (194.4)
Other comprehensive loss                                            -          -         -            -            (4.7)       (4.7)
--------------------------------------------------------------- -------- ---------- ----------  ------------ ------------ ----------
Balances at May 27, 2001                                           86.9    1,294.7     432.4        (13.9)        (32.2)    1,767.9
Net loss                                                            -          -      (121.9)          -            -        (121.9)
Issuance  of common  stock  under  option,  purchase,
   and profit sharing plans                                         3.0      108.6       -             -            -         111.6
Unearned compensation relating to issuance of restricted stock      -          3.1       -            (3.1)         -           -
Cancellation of restricted stock                                    -         (0.9)      -             0.8          -          (0.1)
Amortization of unearned compensation                               -          -         -             3.4          -           3.4
Stock compensation charge                                           -          0.1       -             -            -           0.1
Issuance of common stock upon conversion of convertible
    subordinated promissory notes                                   0.3        9.7       -             -            -          10.0
Other comprehensive income                                          -          -         -             -           10.1        10.1
--------------------------------------------------------------- -------- ---------- ----------  ------------ ------------ ----------
Balances at May 26, 2002                                           90.2    1,415.3     310.5         (12.8)       (22.1)    1,781.1
Net loss                                                            -          -       (33.3)          -            -         (33.3)
Issuance  of common  stock  under  option,  purchase,
   and profit sharing plans                                         1.6       42.2       -             -            -          43.8
Unearned compensation relating to issuance of restricted stock      -          0.5       -            (0.5)         -           -
Cancellation of restricted stock                                    -         (1.4)      -             0.3          -          (1.1)
Amortization of unearned compensation                               -          -         -             3.0          -           3.0
Effect of investee equity transactions                              -          4.7       -             -            -           4.7
Other comprehensive loss                                            -          -         -             -          (92.2)      (92.2)
--------------------------------------------------------------- -------- ---------- ----------  ------------ ------------ ----------
Balances at May 25, 2003                                          $91.8   $1,461.3   $ 277.2        $(10.0)      $(114.3)   $1,706.0
=============================================================== ======== ========== ==========  ============ ============ ==========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                              May 25,      May 26,      May 27,
In Millions                                                              2003         2002         2001
                                                                         ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ (33.3)     $(121.9)      $245.7
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Depreciation, amortization, and accretion                                228.5        230.4        243.3
    Net (gain) loss on investments                                             1.6         (9.4)       (30.6)
    Share in net losses of equity-method investments                          15.9          7.3          3.6
    Impairment of technology licenses                                         13.8          -            -
    Loss on disposal of equipment                                              2.9          4.4          3.1
    Donation of equity securities                                              -            -           20.5
    Deferred tax provision                                                     3.6         18.0         27.6
    Noncash special items                                                     12.8         (2.3)        21.9
    Other, net                                                                 0.8          0.2          0.3
    Changes in certain assets and liabilities, net:
        Receivables                                                           (5.3)        (6.4)       135.2
        Inventories                                                            2.8         51.0         (2.6)
        Other current assets                                                   3.4          -            0.8
        Accounts payable and accrued expenses                                (34.9)       (32.9)      (138.9)
        Income taxes payable                                                   1.7         (5.2)       (33.7)
        Other noncurrent liabilities                                           6.8        (25.6)        (4.4)
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    221.1        107.6        491.8
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (171.3)      (138.0)      (239.5)
Sale of equipment                                                              2.3          -            -
Sale and maturity of available-for-sale securities                           892.6         88.6         48.2
Purchase of available-for-sale securities                                   (843.4)      (200.1)       (28.0)
Sale of investments                                                           18.0         11.2         34.8
Investment in nonpublicly traded companies                                   (21.8)       (28.8)       (14.9)
Business acquisitions, net of cash acquired                                  (11.0)       (42.1)       (99.1)
Funding of benefit plan                                                       (3.6)       (14.9)        (2.4)
Other, net                                                                     0.7         (6.5)        (1.3)
                                                                         ------------ ------------ ------------
Net cash used by investing activities                                       (137.5)      (330.6)      (302.2)
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt                                                             (5.4)       (20.6)       (24.4)
Issuance of common stock                                                      42.7        107.1         68.2
Purchase and retirement of treasury stock                                      -            -         (194.4)
                                                                         ------------ ------------ ------------
Net cash provided by (used by) financing activities                           37.3         86.5       (150.6)
Net change in cash and cash equivalents                                      120.9       (136.5)        39.0
Cash and cash equivalents at beginning of year                               681.3        817.8        778.8
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                    $802.2       $681.3       $817.8
                                                                         ============ ============ ============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies
---------------------------------------------------

OPERATIONS

We design, develop, manufacture and market a wide array of semiconductor products, including a broad line of analog, mixed-signal and other integrated circuits. These products address a variety of markets and applications, including amplifiers, power management, flat panel and CRT displays, wireless communications, personal computers, local and wide area networks, and imaging.

BASIS OF PRESENTATION

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.
     Our fiscal year ends on the last Sunday of May. The fiscal years ended May 25, 2003, May 26, 2002 and May 27, 2001 were all 52-week years.

REVENUE RECOGNITION

We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss has passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. At the time of shipment we record a provision for estimated future returns. Approximately 50 percent of our semiconductor product sales are sold through distributors. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of the estimated provisions for these programs. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, the fee is fixed and determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

INVENTORIES

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-5 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.
     We capitalize eligible costs to acquire or develop software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (3-5 years). Internal-use software is included in the property, plant and equipment balance.

GOODWILL AND INTANGIBLE ASSETS

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Since we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," at the beginning of fiscal 2002, we no longer amortize goodwill.
Instead, we evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Goodwill is assigned to reporting units, which are operating segments as defined by our current segment reporting structure. As of May 25, 2003, we have five reporting units that contain goodwill. Acquisition-related intangible assets other than goodwill include developed technology and patents, which are amortized on a straight-line basis over their estimated useful life (2-6 years). Intangible assets other than goodwill are included within other assets on the consolidated balance sheet.

     Prior to fiscal 2002, we amortized goodwill on a straight-line basis over 3-7 years and we evaluated goodwill for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

IMPAIRMENT OF LONG-LIVED ASSETS

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance suggest that it is more likely than not that an impairment loss has been incurred. We evaluate goodwill impairment annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. In fiscal 2003 we tested each reporting unit that contains goodwill as part of our annual goodwill impairment evaluation. We also performed additional tests of our wireless reporting unit in February 2003 when we announced our intent to sell our cellular baseband business unit and in May when we subsequently announced the immediate closure of that business unit. The cellular baseband business unit was a part of the wireless reporting unit.
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the estimated useful life, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable, but the useful lives are shorter than we originally estimated, we depreciate or amortize the net book value of the asset over the newly determined remaining useful lives.

INCOME TAXES

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

EARNINGS PER SHARE

We compute basic earnings per share using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options based on the treasury stock method.
     For all years presented, the reported net income (loss) was used in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:


(In Millions)                                                      2003            2002             2001
                                                              --------------- ---------------- ---------------
Weighted-average common shares outstanding used
    for basic earnings per share                                   181.8           177.5            175.9
Effect of dilutive securities:
    Stock options                                                    -               -               12.5
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings per share                181.8           177.5            188.4
                                                              =============== ================ ===============

     As of May 25, 2003, we did not include options outstanding to purchase 44.4 million shares of common stock with a weighted-average exercise price of $27.99 in diluted earnings per share since their effect was antidilutive due to the reported loss. These shares could, however, potentially dilute basic earnings per share in the future. As of May 26, 2002, we did not include options outstanding to purchase 36.9 million shares of common stock with a weighted-average exercise price of $28.24 in diluted earnings per share since their effect was antidilutive due to the reported loss. As of May 27, 2001, we did not include options outstanding to purchase 10.0 million shares of common stock with a weighted-average exercise price of $53.58 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the year.

CURRENCIES

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in current earnings. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses.

FINANCIAL INSTRUMENTS

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a remaining maturity of three months or less at the time of purchase. We maintain cash equivalents in various currencies and in a variety of financial instruments. We have not experienced any material losses related to any short-term financial instruments.
     Marketable Investments. Debt and marketable equity securities are classified into held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity date. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method.
     Nonmarketable investments. We have investments in nonpublicly traded companies as a result of various strategic business ventures. These nonmarketable investments are included on the balance sheet in other assets. We record at cost nonmarketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. We record using the equity method nonmarketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest. Under the equity method, we record our share of net losses of the investees in nonoperating income using the hypothetical liquidation at book value method. Increases in the carrying value of investments attributable to sales of stock by investees are credited to shareholders' equity.
     Summarized financial information of our equity-method investments as of and for periods ended closely corresponding to our fiscal years is presented in the following table:

(In Millions)                                                  2003           2002
                                                           -------------- --------------
Combined financial position:
   Current assets                                               $ 67.4         $ 70.1
   Noncurrent assets                                               8.5            1.7
                                                           -------------- --------------
   Total assets                                                 $ 75.9         $ 71.8
                                                           ============== ==============
   Current liabilities                                            21.6            4.9
   Noncurrent liabilities                                          1.9            0.1
   Shareholders' equity                                           52.4           66.8
                                                           -------------- --------------
   Total liabilities and shareholders' equity                   $ 75.9         $ 71.8
                                                           ============== ==============

                                                               2003           2002            2001
                                                           -------------- -------------- ----------------
Combined operating results:
   Sales                                                       $   4.8          $ 0.6         $  -
   Costs and expenses                                             41.3           20.0            1.5
                                                           -------------- -------------- ----------------
   Operating loss                                               $(36.5)        $(19.4)         $(1.5)
                                                           ============== ============== ================
 Net loss                                                       $(45.6)        $(24.4)         $(3.0)
                                                           ============== ============== ================

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

FAIR VALUES OF FINANCIAL INSTRUMENTS

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued expenses approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 25, 2003 and May 26, 2002. The estimated fair value of debt was $20.8 million at May 25, 2003 and $26.8 million at May 26, 2002. See Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 to the Consolidated Financial Statements for more information on our stock-based compensation plans.
     Pro forma information regarding net income(loss) and earnings(loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income(loss) and earnings(loss) per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2003, 2002 and 2001 was $16.62, $17.49 and $15.88 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $3.83, $6.43 and $9.73 per share for fiscal 2003, 2002 and 2001, respectively. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model that assumes no expected dividends and the following weighted-average assumptions for fiscal 2003, 2002 and 2001:

                                                 2003         2002         2001
                                               ------       ------       ------
Stock Option Plans
     Expected life (in years) ...........        5.0          5.1          5.7
     Expected volatility ................        77%          75%          73%
     Risk-free interest rate ............       2.7%         4.5%         5.0%

Stock Purchase Plans
     Expected life (in years) ...........       0.3          0.3          0.3
     Expected volatility ................        54%          57%          95%
     Risk-free interest rate ............       1.1%         1.7%         3.7%

     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans.

The pro forma information follows:

 (In Millions,  Except Per Share Amounts)

                                                               2003           2002            2001
                                                           -------------- -------------- ----------------
Net income (loss) - as reported                                $( 33.3)       $(121.9)        $245.7
Add back:  Stock compensation charge included in the
  net income(loss) determined under the intrinsic
  value method, net of tax                                          1.9            3.4            5.4
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                     180.9          161.9           116.2
                                                           -------------- -------------- ----------------
Net income (loss) - pro forma                                  $(212.3)       $(280.4)        $134.9
                                                           ============== ============== ================
Basic earnings (loss) per share - as reported                   $(0.18)        $(0.69)         $1.40
Basic earnings (loss) per share - pro forma                     $(1.17)        $(1.58)         $0.77
Diluted earnings (loss) per share - as reported                 $(0.18)        $(0.69)         $1.30
Diluted earnings (loss) per share - pro forma                   $(1.17)        $(1.58)         $0.72

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

New Accounting Pronouncements:

o In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Although SFAS No. 144 retains the basic requirements of SFAS No. 121 regarding when and how to measure an impairment loss, it provides additional implementation guidance. SFAS No. 144 also supersedes the provisions of APB Opinion No. 30, "Reporting Results of Operations," pertaining to discontinued operations. Separate reporting of a discontinued operation is still required, but SFAS No. 144 expands the presentation to include a component of an entity, rather than strictly a business segment. This statement was effective for our fiscal year 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

o In April 2002, the Financial Accounting Standard Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, 64, Amendment of FASB No. 13, and Technical Corrections." Among other provisions, SFAS No. 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented. This statement was effective for our fiscal year 2003. The adoption of this statement did not have a material impact on our financial position or results of operations.

o In June 2002, the Financial Accounting Standards Board issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 establishes standards of accounting and reporting for costs associated with exit or disposal activities. It supersedes EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." One of the principal differences between SFAS No. 146 and EITF Issue No. 94-3 concerns the recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for those costs only when the liability is incurred. Under EITF Issue No. 94-3, a liability for such costs was recognized as of the date of the commitment to an exit plan. SFAS No. 146 also requires that an exit or disposal liability be initially measured at fair value. This statement was effective in fiscal 2003 for exit or disposal activities that were initiated after December 31, 2002. As a result, we recorded a net charge of $43.6 million in connection with the cost reduction actions announced in the second half of fiscal 2003. See
     Note 3 to the Consolidated Financial Statements for more information on the cost reduction actions.

o In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition and measurement requirements of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As of May 25, 2003, we had not issued or modified any agreements that included guarantees subject to the recognition and measurement provisions of this interpretation. The disclosure requirements are effective for fiscal 2003 and are included in Note 12 to the Consolidated Financial Statements.

o In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this interpretation were effective beginning in our third quarter of fiscal 2003. We currently do not have any financial interest in variable interest entities. Therefore, the adoption of this Interpretation did not have a material impact on our financial position or results of operations.

o In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement No. 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions under this statement are effective for fiscal 2003. The adoption of the disclosure requirements of SFAS No. 148 did not have a material impact on our financial position and results of operations.

RECLASSIFICATIONS

Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2003 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments
------------------------------

CASH EQUIVALENTS

Our policy is to diversify our investment portfolio to minimize our exposure to principal that could arise from credit, geographic and investment sector risk. At May 25, 2003, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of less than one year have a rating of A1/P1 or better. Investments with maturity of more than one year have a minimum rating of AA/Aa2.
     At May 25, 2003, our cash equivalents consisted of the following (in millions): bank time deposits ($16.5), institutional money market funds ($733.8) and commercial paper ($4.7). At May 26, 2002, our cash equivalents consisted of the following (in millions): bank time deposits ($178.0), institutional money market funds ($167.0) and commercial paper ($278.2).

Marketable investments at fiscal year-end comprised:
(In Millions)

                                                                        Gross         Gross
                                                          Amortized     Unrealized    Unrealized    Estimated
                                                          Cost          Gains         Losses        Fair Value
                                                          ------------- ------------- ------------- -------------
2003
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $112.8        $  0.4           -          $113.2
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $112.8        $  0.4           -          $113.2
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                         $   0.8        $  2.9           -         $   3.7
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                        $   0.8        $  2.9           -         $   3.7
                                                          ============= ============= ============= =============

2002
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $134.5        $  0.5           -          $135.0
    Corporate bonds                                              18.0           0.1           -            18.1
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $152.5        $  0.6           -          $153.1
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Debt securities:
      Government debt securities                               $ 10.0        $  -             -          $ 10.0
                                                          ------------- ------------- ------------- -------------

    Equity securities                                             8.8          38.9         $(1.3)         46.4
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                         $ 18.8         $38.9         $(1.3)       $ 56.4
                                                          ============= ============= ============= =============

     Net unrealized gains on available-for-sale securities of $3.3 million at May 25, 2003 and $38.2 million at May 26, 2002, are included in accumulated other comprehensive loss. The related tax effects are not significant. Long-term marketable investments of $3.6 million at May 25, 2003 and $56.4 million at May 26, 2002 are included in other assets.
     Since fiscal 2001, our debt securities portfolio has included various government agency callable bonds with call dates of three months. In fiscal 2003, we began classifying these callable bonds as short-term marketable investments, since the agencies have typically repaid the face value of the bonds on the call dates. Prior year information has been reclassified to conform to the fiscal 2003 presentation.

Scheduled maturities of investments in debt securities were:
                                                          (In Millions)
                                                        ----------------
  2005                                                     $  10.1
  2006                                                       103.1
                                                        ----------------
Total                                                       $113.2
                                                        ================

     Gross realized gains on available-for-sale securities were $11.6 million in fiscal 2003, $8.1 million in 2002 and $25.5 million in 2001. We realized impairment losses for other than temporary declines in the fair value of available-for-sale securities of $1.6 million in fiscal 2003, $0.2 million in fiscal 2002 and $4.2 million in fiscal 2001. For nonmarketable investments, we recognized impairment losses of $11.6 million in fiscal 2003 and $12.7 million in fiscal 2001. No such losses were recognized in fiscal 2002. While there were no gross realized gains from nonmarketable investments in fiscal 2003, we recognized gross realized gains of $1.5 million in fiscal 2002 and $22.4 million in 2001. These gains came primarily from the sale of shares in connection with initial public offerings and acquisitions by third parties.

DERIVATIVE FINANCIAL INSTRUMENTS

The objective of our foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash inflow in relation to non-U.S. dollar currency movements. We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are matched at inception to the related foreign currency exposures that are being hedged. Exposures which are hedged include sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within one year.
     We measure hedge effectiveness for foreign currency forward contracts by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option's intrinsic value, which represents the change in the forward rate relative to the option's strike price. Any changes in the time value of the option are excluded from the assessment of effectiveness of the hedge and recognized in current earnings.
     We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. For cash flow hedges the maximum length of time we hedge our exposure is 3 to 6 months. Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of an asset or liability denominated in foreign currency are designated as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is included in selling, general and administrative expenses. The effective portion of all changes in these derivative instruments is reported in the same financial statement line item as the changes in the hedged item.
     We are also exposed to variable cash flow that is inherent in our variable-rate debt. We use an interest rate swap to convert the variable interest payments to fixed interest payments. We designate this derivative as a cash flow hedge. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to assume effectiveness under SFAS No. 133. We recognize amounts as interest expense as cash settlements are paid or received.
     We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2003 or 2002. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
     At May 25, 2003, the estimated net amount of existing gains or losses from cash flow hedges expected to be reclassified into earnings within the next year was $0.2 million. We recognized a $0.5 million net realized loss from cash flow hedges and a $1.3 million net realized gain from fair value hedges in fiscal 2003. For fiscal 2002, we recognized net realized losses of $0.2 million from cash flow hedges and $0.5 million from fair value hedges.

FAIR VALUE AND NOTIONAL PRINCIPAL OF DERIVATIVE SHEET FINANCIAL INSTRUMENTS

The table below shows the fair value and notional principal of derivative financial instruments as of May 25, 2003 and May 26, 2002. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 25, 2003 and May 26, 2002. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                 Carrying       Notional    Estimated    Credit
(In Millions)                     Amount       Principal    Fair Value   Risk
                                -----------   ----------- ------------- --------
2003
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed               $(0.1)         $19.9       $(0.1)        $ -
                                ===========   =========== ============= ========

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                 $  -           $  6.3      $  -          $  -
  Singapore dollar                  -              4.5         -             -
                                -------------- ----------- ------------- -------
          Total                  $  -            $10.8      $  -          $  -
                                ============== =========== ============= =======

Purchased options:
  Japanese yen                     $0.2          $23.0        $0.2          $0.2
                                ============ =========== ============= =========

2002
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                 $ -            $18.2       $ -           $ -
                                ============== =========== ============= =======

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                   $0.1         $  6.5        $0.1          $0.1
  Singapore dollar                  -              4.4         0.1           0.1
                                ------------ ----------- ------------- ---------
          Total                    $0.1          $10.9        $0.2          $0.2
                                ============== =========== ============= =======

Purchased options:
  Japanese yen                     $ -            $23.0       $ -           $ -
                                ============== =========== ============= =======

CONCENTRATIONS OF CREDIT RISK

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and original equipment manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 40 percent of total accounts receivable at May 25, 2003, and approximately 38 percent at May 26, 2002. In fiscal 2003, we had two distributors who each accounted for approximately 10 percent of total net sales. In fiscal 2002, one of our distributors accounted for approximately 10 percent of total net sales. Sales to these distributors are mostly for our Analog Segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Cost Reduction Programs and Restructuring of Operations
----------------------------------------------------------------

Fiscal 2003
Included as a component of special items in the consolidated statement of operations for fiscal 2003, we reported net charges of $43.6 million related to the actions described below:

     In May 2003, we announced that we were on schedule in implementing a series of strategic profit-improvement actions that were launched in February 2003. These actions are designed to streamline our cost structure and enhance shareholder value by prioritizing R&D spending on higher-margin analog businesses. As part of that plan, we indicated we would seek to sell the information appliance business, primarily consisting of the GeodeTM family of products, and our cellular baseband business. We indicated that we expected to complete the sales within the following 3 to 6 months. Since February, we have conferred with several prospective buyers of the information appliance business and in May we indicated that we were actively pursuing a sale of that business. At the same time we also announced the immediate closure of the cellular baseband business. In connection with these activities, we reduced our worldwide workforce by 336 positions for the business units affected and related support functions, as well as for various infrastructure reductions consistent with our overall profit-improvement objectives. This was in addition to a reduction of 424 employees from our worldwide workforce action announced in February 2003 due to a realignment of personnel resources for various manufacturing, product development and support areas. These workforce reductions should be substantially completed by the end of the first quarter of fiscal 2004. In connection with these actions, we recorded a charge of $45.7 million as described in the following table:

(In Millions)                                    Information   Enterprise     Enhanced
                                   Analog        Appliance     Networking     Solutions
                                   Segment       Segment       Segment        Segment       All Others     Total
                                   ------------- ------------- -------------- ------------- -------------- -------------
Severance                                $ 8.5         $ 1.8         $ 1.3          $ 0.4         $19.2          $31.2
Exit related costs                         2.1           -             -              -             0.3            2.4
Asset write-off                            8.6           -             -              -             3.5           12.1
                                   ------------- ------------- -------------- ------------- -------------- -------------
                                         $19.2         $ 1.8         $ 1.3          $ 0.4         $23.0          $45.7
                                   ============= ============= ============== ============= ============== =============

Noncash charges related to the write-offs of certain assets, primarily equipment and technology licenses that were dedicated to the cellular baseband business. Other exit costs primarily represent facility lease obligations related to closure of sales offices and design centers that occurred prior to the end of the fiscal year. We also completed certain activities by the end of the fiscal year that reduced our estimate for an environmental liability for costs related to a prior exit action, which resulted in a credit of $2.1 million. This credit partially offset the charges for the fiscal 2003 actions.
     In February 2003, we also restructured our existing technology licensing agreement, and entered into a new long-term technology and manufacturing agreement, with Taiwan Semiconductor Manufacturing Corporation. The new arrangement establishes TSMC as our supplier of wafers for products with feature sizes at and below 0.15-micron. Under the new arrangement, we no longer are required to pay TSMC any further licensing fees for access to its process technologies. We recorded a $5.0 million charge included in R&D expenses for impairment of licensed technology associated with the TSMC technology licensing agreement that was revised. Because of the revision and the new supply arrangement with TSMC, we no longer intend to transfer any further processes from TSMC to our Maine manufacturing facility.

FISCAL 2002
Included as a component of special items in the consolidated statement of operations for fiscal 2002, we reported a net charge of $8.0 million related to the actions described below:
     In May 2002, we announced a plan to reposition our resources and reduce costs. The plan scaled back efforts in some wireless networking technologies, such as the IEEE 802.11 technology standard, and narrowed investment in the set-top box portion of the information appliance business. We reallocated investment to support what we saw as growing opportunities in the wireless handset and flat-panel display markets, and our broadening capability in the analog power management area. We also shifted more sales and marketing resources to the Asia Pacific region to support the sales growth we are seeing in that region. The plan resulted in a net reduction of approximately 150 positions from our global workforce, which was completed in fiscal 2003. In connection with these actions, we recorded a charge of $12.5 million. The charge included $8.5 million for severance, $3.2 million for other exit related costs and $0.8 million for the write-off of equipment related to activity that was eliminated as part of the repositioning. Other exit costs represented facility lease obligations related to closure of sales offices and design centers. Noncash charges related to write-off of equipment. The total charge was partially offset by a credit of $4.5 million of remaining reserves that were no longer needed for previously announced actions because the activities were completed in fiscal 2002 at a lower cost than originally estimated.

FISCAL 2001

Included as a component of special items in the consolidated statement of operations for fiscal 2001, we reported a net charge of $35.7 million comprised of the items described below:
     In May 2001, we announced a cost-reduction program that included the elimination of approximately 790 positions worldwide. This action was taken due to continued weakness in the semiconductor industry during the second half of fiscal 2001. As a result, we recorded a net charge of $33.4 million. The charge included $25.5 million for severance, $4.2 million for other exit related costs and $4.8 million for the write-off of equipment related to activity that was eliminated as part of the cost-reduction program. The charge was partially offset by a credit of $1.1 million of residual restructure reserves for activities that were completed in fiscal 2001. The noncash portion totaled $6.8 million, consisting of the write-off of equipment and $2.0 million for noncash severance relating to stock options.
     In August 2000, we recorded a $2.3 million restructure charge in connection with the consolidation of our wafer manufacturing operations in Greenock, Scotland. This charge represented additional severance costs associated with the termination of certain employees who were originally scheduled to depart the company upon final closure of the 4-inch wafer fabrication facility. The closure of the 4-inch wafer fabrication facility and the transfer of products and processes to the 6-inch wafer fabrication facility at the same site were substantially completed by the end of September 2000.

SUMMARY OF ACTIVITIES

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the years ended May 25, 2003 and May 26, 2002:

                                                     Other Exit
(In Millions)                       Severance          Costs           Total
                                   -------------- --------------- --------------

Balance at May 28, 2000               $  3.1          $16.0          $ 19.1
Cash payments                          (11.6)          (6.1)          (17.7)
Cost reduction program charges          25.8            4.2            30.0
Credit for residual reserves             -             (1.1)           (1.1)
                                   -------------- --------------- --------------
Balance at May 27, 2001                 17.3           13.0            30.3
Cash payments                          (14.6)          (6.2)          (20.8)
Cost reduction program charges           8.5            3.2            11.7
Credit for residual reserves            (2.6)          (2.2)           (4.8)
                                   -------------- --------------- --------------
Balance at May 26, 2002                  8.6            7.8            16.4
Cash payments                          (22.3)          (2.4)          (24.7)
Cost reduction program charges          31.2            2.4            33.6
                                   -------------- --------------- --------------
Balance at May 25, 2003                $17.5            7.8          $ 25.3
                                   ============== =============== ==============

     During fiscal 2003, we paid severance to 537 employees in connection with the cost reduction actions announced in February and May of fiscal 2003. Amounts paid for other exit-related costs during fiscal 2003 were primarily for payments under lease obligations and facility clean-up costs associated with previous restructuring actions.

Note 4.  Acquisitions
---------------------

FISCAL 2003

In late August 2002, we completed the acquisition of DigitalQuake, Inc., a development stage enterprise engaged in the development of flat panel display products located in Campbell, California. The addition of DigitalQuake's capabilities and products, which include a fourth-generation scaling solution, a triple analog-to-digital converter and an advanced digital video interface with encryption/decryption technologies, should help us provide a broad range of system solutions for flat panel display applications.

     The purchase was completed through a step-acquisition where during the six months prior to the closing we acquired approximately a 30 percent equity interest through investments totaling $6.4 million. In August 2002, the remaining equity interest was acquired for additional consideration of $14.8 million. Of this amount, we paid $12.7 million upon the closing of the transaction and recorded the remaining liability of $2.1 million to be paid in 2 installments over the next two years. We allocated $18.6 million of the total purchase price to developed technology, $1.9 million to net tangible assets, and $0.7 million to in-process research and development. The in-process research and development was expensed upon completion of the acquisition and is included as a component of special items in the consolidated statement of operations for fiscal 2003. No amounts were allocated to goodwill since this development stage enterprise was not considered a business. The developed technology is an intangible asset that is being amortized over its estimated useful life of six years.
     Employees and former shareholders of DigitalQuake will also receive additional contingent consideration of up to $9.9 million if certain revenue targets are achieved over the 24 months following the acquisition. The contingent consideration will be recognized when it is probable that the revenue targets will be achieved. Of the total contingent consideration, $5.7 million is also contingent on future employment and will be treated as compensation expense. The remainder will be treated as an additional part of the purchase price.

FISCAL 2002

In April 2002, we acquired the Finnish company Fincitec Oy and its related company, ARSmikro OU, based in Estonia. These companies develop low-voltage, low-power application specific integrated circuits for battery-powered devices. This acquisition was done to strengthen our development capabilities for power management circuits and help us expand our suite of integrated and discrete silicon solutions for portable devices, including cell phones, personal digital assistants, digital cameras and other such electronic devices. The acquisition was accounted for using the purchase method with a purchase price of $15.6 million for all of the outstanding shares of the combined companies' common stock. In connection with the acquisition, we recorded a $0.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net assets of $1.0 million, intangible assets of $0.8 million and goodwill of $13.6 million based on fair values.
     In June 2001, we acquired Wireless Solutions Sweden AB, a developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including Bluetooth. We made this acquisition to help us deliver complete wireless reference designs, including silicon chipsets, hardware and software. The acquisition was accounted for using the purchase method with a purchase price of $27.7 million for all of the outstanding shares of Wireless Solutions common stock. In connection with the acquisition, we recorded a $1.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net liabilities of $1.0 million and goodwill of $27.6 million based on fair values.

FISCAL 2001

In February 2001, we acquired innoComm Wireless, a developer of solutions for wireless connectivity based in San Diego, California. The acquisition was intended to complement our existing base of design and product expertise in wireless networking applications. The acquisition was accounted for using the purchase method with a purchase price of $118.8 million. Of the total purchase price, $74.3 million was paid in cash upon the closing of the transaction. A liability of $44.5 million was recorded, primarily representing two installments to be paid twelve and twenty-four months after the closing date. In connection with the acquisition, we recorded a $12.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $0.2 million and intangible assets of $106.5 million based on fair values. The intangible assets consist primarily of goodwill. Under terms of employee retention arrangements, we paid a total of $18.3 million to innoComm employees upon the completion of their first and second year service anniversaries. These amounts were charged ratably to operations over the related service periods.
     In July 2000, we acquired the business and assets of Vivid Semiconductor, a semiconductor company based in Chandler, Arizona. Vivid has technologies and analog engineering resources which increase our strengths in creating silicon solutions for flat-panel display applications. The acquisition was accounted for using the purchase method with a purchase price of $25.1 million in cash. In connection with the acquisition, we recorded a $4.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2001. The remainder of the purchase price was allocated to net assets of $1.3 million and intangible assets of $19.7 million based on fair values. The intangible assets consist primarily of goodwill.
     The amount allocated to the in-process research and development charge for each of these acquisitions was determined through an established valuation technique used in the high technology industry. The research and development charge was expensed upon acquisition because technological feasibility had not been established and no alternative uses exist. The costs of research and development to bring the products to technological feasibility are not expected to have a material impact on future operating results.
     Pro forma results of operations related to these acquisitions have not been presented since the results of their operations were immaterial in relation to National.

Note 5.  Consolidated Financial Statement Details
-------------------------------------------------

(In Millions)                                                                  2003           2002
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                        $     6.7     $      7.5
Returns and allowances                                                        31.5           30.3
                                                                         -------------- ---------------
Total receivable allowances                                              $    38.2      $    37.8
                                                                         ============== ===============

INVENTORIES
Raw materials                                                            $     8.1      $     6.4
Work in process                                                               89.2           86.9
Finished goods                                                                44.9           51.7
                                                                         -------------- ---------------
Total inventories                                                          $ 142.2       $  145.0
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                      $   23.3      $    23.3
Buildings and improvements                                                   520.6          524.2
Machinery and equipment                                                    1,847.5        1,774.1
Internal-use software                                                        141.6           87.5
Construction in progress                                                      30.6           47.8
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,563.6        2,456.9
Less accumulated depreciation and amortization                             1,882.9        1,719.8
                                                                         -------------- ---------------
Property, plant and equipment, net                                        $  680.7       $  737.1
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                              $   91.3       $  115.6
Cost reduction charges and restructuring of operations                        25.3           16.4
Software license obligations                                                  31.1            -
Other                                                                         60.8           94.7
                                                                         -------------- ---------------
Total accrued expenses                                                    $  208.5       $  226.7
                                                                         ============== ===============

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized gain on available-for-sale securities                         $     3.3       $   38.2
Minimum pension liability                                                   (117.4)         (59.9)
Unrealized loss on cash flow hedges                                           (0.2)          (0.4)
                                                                         -------------- ---------------
                                                                           $(114.3)      $  (22.1)
                                                                         ============== ===============



(In Millions)                                                   2003          2002          2001
                                                                ------------- ------------- --------------
SPECIAL ITEMS - Income (expense)
Cost reduction charges and restructuring of operations            $(43.6)       $ (8.0)      $ (35.7)
In-process research and development charges                         (0.7)         (1.3)        (16.2)
                                                                ------------- ------------- --------------
                                                                  $(44.3)       $ (9.3)      $ (51.9)
                                                                ============= ============= ==============


(In Millions)                                                   2003          2002          2001
                                                                ------------- ------------- --------------

INTEREST INCOME, NET
Interest income                                                   $  15.6       $  25.2       $  57.3
Interest expense                                                     (1.5)         (3.9)         (5.3)
                                                                ------------- ------------- --------------
Interest income, net                                              $  14.1       $  21.3       $  52.0
                                                                ============= ============= ==============

(In Millions)                                                    2003          2002          2001
                                                                 ------------- ------------- --------------

OTHER INCOME (EXPENSE), NET
Net intellectual property income                                  $    6.8       $  11.6      $    6.3
Net gain (loss) on investments, net                                   (1.6)          9.4          30.6
Share in net losses of equity-method investments                     (15.9)         (7.3)         (3.6)
Other                                                                 (2.2)         (0.6)         (3.5)
                                                                 ------------- ------------- --------------
Total other income(expense), net                                   $ (12.9)      $  13.1       $  29.8
                                                                 ============= ============= ==============


     Beginning in fiscal 2003, our share in net losses of investments accounted for under the equity method is included in other income (expense), net. Other income (expense), net for fiscal 2002 and 2001 has been conformed to reflect this change.

Note 6.  Goodwill and Intangible Assets
---------------------------------------

The following table provides changes in goodwill by reportable segment:

(In Millions)                                                         Enterprise
                                                     Analog Segment   Networking
                                                                        Segment         Total
                                                     --------------- -------------- --------------
Balances at May 27, 2001                                  $130.4            $1.7         $132.1
Goodwill acquired during fiscal 2002                        41.2             -             41.2
---------------------------------------------------- --------------- -------------- --------------
Balances at May 26, 2002                                   171.6             1.7          173.3
No goodwill was acquired during fiscal 2003                  -               -              -
---------------------------------------------------- --------------- -------------- --------------
Balances at May 25, 2003                                  $171.6            $1.7         $173.3
                                                     =============== ============== ==============

Other intangible assets, which are included in other assets in the accompanying consolidated balance sheet and will continue to be amortized, consisted of the following:

                                                                      Weighted-Average             Weighted-Average
                                                                       Amortization                 Amortization
                                                                          Period                       Period
(In Millions)                                                            (Years)                       (Years)
                                                          2003                           2002
                                                     ---------------- --------------- ------------ ----------------
Patents                                                    $ 4.9              5.0            $4.9          5.0
Unpatented technology                                       18.6              5.8             0.8          2.4
                                                     ----------------                 ------------
                                                            23.5                              5.7
Less accumulated amortization                                5.3                              1.7
                                                     ----------------                 ------------
                                                           $18.2              5.7            $4.0          4.6
                                                     ================                 ============

We expect amortization expense in the following fiscal years to be:

                                          (In Millions)
                                          ----------------
2004                                       $ 4.3
2005                                         4.0
2006                                         3.2
2007                                         3.0
2008                                         3.0
Thereafter                                   0.7
                                          ----------------
                                           $18.2
                                          ================

Amortization expense was:

(In Millions)                              2003         2002           2001
                                          ------------ ----------- -----------
Goodwill amortization                      $   -        $   -      $   13.0
Patent and technology amortization             3.6          0.9         0.8
                                          ------------ ----------- -----------
Total amortization                          $  3.6       $  0.9    $   13.8
                                          ============ =========== ===========

Adjusted net income (loss) and net income (loss) per share exclusive of amortization expense related to goodwill was:

(In Millions)                                              2003         2002        2001
                                                        ------------ ----------- -----------
Net income (loss), as reported                              $(33.3)     $(121.9)     $245.7
Add back:
  Goodwill amortization                                        -            -          13.0
                                                        ------------ ----------- -----------
Net income (loss) - adjusted                                $(33.3)     $(121.9)     $258.7
                                                        ============ =========== ===========

Basic earnings (loss) per share, as reported               $ (0.18)     $ (0.69)     $ 1.40
Add back:
  Goodwill amortization                                       -            -           0.07
                                                        ------------ ----------- -----------
Basic earnings (loss) per share - adjusted                 $ (0.18)     $ (0.69)     $ 1.47
                                                        ============ =========== ===========

Diluted earnings (loss) per share, as reported             $ (0.18)     $ (0.69)     $ 1.30
Add back:
  Goodwill amortization                                       -            -           0.07
                                                        ------------ ----------- -----------
Diluted earnings (loss) per share - adjusted               $ (0.18)     $ (0.69)    $  1.37
                                                        ============ =========== ===========

Note 7.  Debt
-------------

Debt at fiscal year-end consisted of the following:

(In Millions)                                            2003          2002
                                                      ------------- ------------
Unsecured promissory note at 1.2%                        $19.9         $18.2
Notes secured by equipment at 7.0% - 8.0%                  2.1           6.8
Other                                                      0.2           0.9
                                                      ------------- ------------
Total debt                                                22.2          25.9
Less current portion of long-term debt                     2.3           5.5
                                                      ------------- ------------
Long-term debt                                           $19.9         $20.4
                                                      ============= ============

     The unsecured promissory note, due August 2004, is denominated in Japanese yen (2,408,750,000). Interest is based on 1.125 percent over the 3-month Japanese LIBOR rate and is reset quarterly. Under the terms of the note, we are also required to comply with the covenants set forth under our multicurrency credit agreement.
     Notes secured by equipment are collateralized by the underlying equipment. Under the terms of the agreements, principal and interest are due monthly over original maturity periods that range from four to five years. One of the notes was fully repaid in fiscal 2003. The remaining note is due November 2003. The financing agreement relating to the remaining note contains certain covenant and default provisions that require us to maintain a certain level of tangible net worth and permit the lenders cross-acceleration rights against certain other credit facilities. At May 25, 2003 we were in compliance with all covenants under the agreement.

Our outstanding debt obligations mature in future fiscal years as follows:

                    (In Millions)                         Total Debt
                                                          -------------------
                                                          -------------------

                    2004                                        $  2.3
                    2005                                          19.9
                                                          -------------------
                    Total                                        $22.2
                                                          ===================

     We have a multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The total amount of credit under the agreement is $20 million. The agreement expires in October 2003, and we expect to renew or replace it prior to expiration. At May 25, 2003, we had utilized $12.0 million of the credit available under the agreement. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 25, 2003, under the most restrictive of these covenants, $204.3 million of tangible net worth was unrestricted and available for payment of dividends on common stock.

Note 8.  Income Taxes
---------------------

Worldwide pretax income (loss) from operations and income taxes consist of the following:

(In Millions)                                  2003         2002          2001
                                         ------------ ------------- ------------
INCOME (LOSS) BEFORE INCOME TAXES
U.S.                                        $(75.3)     $(168.6)       $231.0
Non-U.S.                                      52.0         45.2          76.1
                                         ------------ ------------- ------------
                                            $(23.3)     $(123.4)       $307.1
                                         ============ ============= ============

INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local              $   -       $  (26.5)      $  20.6
Non-U.S.                                       6.4          7.0          13.2
                                         ------------ ------------- ------------
                                               6.4        (19.5)         33.8
Deferred:
U.S. federal and state                         8.2         15.0          22.3
Non-U.S.                                      (4.6)         3.0           5.3
                                         ------------ ------------- ------------
                                               3.6         18.0          27.6

                                         ------------ ------------- ------------
  Income tax expense (benefit)              $ 10.0      $  (1.5)      $  61.4
                                         ============ ============= ============

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)                                         2003           2002
                                                   -------------- --------------

DEFERRED TAX ASSETS
Reserves and accruals                                  $152.8         $136.6
Non-U.S. loss carryovers and other allowances            27.6           19.4
Federal and state credit carryovers                     221.6          302.4
Other                                                    80.5           79.6
                                                   -------------- --------------
Total gross deferred assets                             482.5          538.0
Valuation allowance                                    (395.9)        (447.3)
                                                   -------------- --------------
Net deferred assets                                      86.6           90.7
                                                   -------------- --------------
DEFERRED TAX LIABILITIES
Other liabilities                                       (5.8)          (6.3)
                                                   -------------- --------------
Total deferred liabilities                              (5.8)          (6.3)
                                                   -------------- --------------
Net deferred tax assets                               $ 80.8         $ 84.4
                                                   ============== ==============

     We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryovers expire. The valuation allowance for deferred tax assets decreased by $51.4 million in fiscal 2003 compared to an increase of $104.4 million in fiscal 2002 and a decrease of $108.3 million in fiscal 2001. The valuation allowance for deferred tax assets includes $134.0 million and $125.7 million for stock option deductions at May 25, 2003, and May 26, 2002, respectively. The benefit of these deductions will be credited to equity if realized.
     The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider projected future taxable income and tax planning strategies in making this assessment. As of May 25, 2003, based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowances.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                  2003            2002           2001
                                                                  --------------- -------------- --------------
U.S. federal statutory tax rate                                        35.0%           35.0%          35.0%
Non-U.S. losses and tax differential
   related to non-U.S. income                                          11.7             5.2           (5.6)
Tax on non-U.S. income                                                (22.2)          (26.3)           1.2
U.S. state and local taxes net of federal benefits                     (0.7)           (0.1)           0.1
Current year loss not benefited                                       (66.7)          (20.6)          (6.5)
Changes in beginning of year valuation allowances                       -               9.3           (7.8)
Other                                                                   -              (1.3)           3.6
                                                                  --------------- -------------- --------------
Effective tax rate                                                    (42.9)%           1.2%          20.0%
                                                                  =============== ============== ==============

     U.S. income taxes were provided for deferred taxes on undistributed earnings of non-U.S. subsidiaries that are not expected to be permanently reinvested in the subsidiaries. There has been no provision for U.S. income taxes for the remaining undistributed earnings of $479.9 million at May 25, 2003, because we intend to reinvest these earnings indefinitely in operations outside the United States. If these earnings were distributed, additional U.S. taxes of $111.2 million would accrue after utilization of U.S. tax credits.
     At May 25, 2003, we had $165.6 million of U.S. net operating loss carryovers and $268.0 million of state net operating loss carryovers for tax return purposes, which expire between 2004 and 2023. California has temporarily suspended the ability to utilize California net operating loss carryovers for the fiscal 2004 and 2003 tax years. We also had $149.9 million of U.S. credit carryovers and $71.7 million of state credit carryovers for tax return purposes, which primarily expire between 2004 and 2023. Included in the state tax credits is a California R&D credit of $49.9 million, which can be carried forward indefinitely. In addition, we had net operating loss and other tax allowance carryovers of $112.2 million from certain non-U.S. jurisdictions.
     The IRS is in the process of examining our tax returns for fiscal 1997 through 2000. We are also undergoing a tax audit in the Netherlands and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities.

Note 9.  Shareholders' Equity
-----------------------------

STOCK PURCHASE RIGHTS

Each outstanding share of common stock carries with it a stock purchase right. The rights are issued pursuant to a dividend distribution that was initially declared on August 5, 1988. If and when the rights become exercisable, each right entitles the registered holder to purchase one one-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one-thousandth share, subject to adjustment. The rights are attached to all outstanding shares of common stock and no separate rights certificates have been distributed.
     If any individual or group acquires 20 percent or more of common stock or announces a tender or exchange offer which, if completed, would result in that person or group owning at least 20 percent of the common stock, the rights become exercisable and will detach from the common stock. If the person or group actually acquires 20 percent or more of the common stock (except in certain cash tender offers for all of the common stock), each right will entitle the holder to purchase, at the right's then-current exercise price, the common stock in an amount having a market value equal to twice the exercise price. Similarly, if, after the rights become exercisable, we merge or consolidate with or sell 50 percent or more of our assets or earning power to another person or entity, each right will then entitle the holder to purchase, at the right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. We may redeem the rights at $0.01 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. Unless they are redeemed earlier, the rights will expire on August 8, 2006.

STOCK RESERVES

During fiscal 1998, we reserved 926,640 shares of common stock for issuance upon conversion of convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore Semiconductor. During fiscal 2000, we issued 247,104 shares to one of these individuals, leaving a balance in the reserve of 679,536 shares. In fiscal 2002, we issued 617,760 shares to the remaining two individuals as final payment on the notes. The reserve for the remaining 61,776 shares was cancelled.
     When we merged with Cyrix in November 1997, 16.4 million shares of common stock were issued to the holders of Cyrix common stock. In addition, we reserved up to 2.7 million shares of common stock for issuance upon exercise of Cyrix employee or director stock options or pursuant to Cyrix employee benefit plans and up to 2.6 million shares of common stock for issuance upon conversion of Cyrix 5.5 percent convertible subordinated notes due June 1, 2001. We repurchased substantially all of the outstanding Cyrix convertible subordinated notes in fiscal 1998. The last remaining notes were paid off in June 2001 and the reserve held for the conversion of the notes was cancelled.
     We have not paid cash dividends on our common stock and we currently have no plans in place to pay dividends.

Note 10.  Stock-Based Compensation Plans
----------------------------------------

STOCK OPTION PLANS

We have three stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 39,354,929 shares of common stock for nonqualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. As of the end of fiscal 2003, only 16,343 shares remained available for option grants under this plan. Another plan, which has been in effect since 1997, authorizes the grant of up to 70,000,000 shares of common stock for nonqualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which was approved by shareholders in 2000 and which authorizes the grant of up to 6,000,000 shares of common stock for nonqualified options only to executive officers. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest after a six-month period, but most begin vesting after one year and ratably thereafter.

     When we merged with Cyrix in fiscal 1998, we assumed Cyrix's outstanding obligations under its 1988 incentive stock plan. Each option under the Cyrix plan converted into the right or option to purchase 0.825 share of our common stock. The purchase price of the option was also adjusted accordingly. Options under the Cyrix 1988 incentive stock plan expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under the Cyrix 1988 incentive stock plan, and at the end of fiscal 2003, there were options outstanding to purchase only 158,638 shares under the Cyrix plan.
     As part of the acquisitions of ComCore Semiconductor in fiscal 1998 and Mediamatics in fiscal 1997, we assumed ComCore's and Mediamatics' outstanding obligations under their stock option plans and stock option agreements for their employees and consultants. ComCore and Mediamatics optionees received an option for equivalent shares of our common stock based on the exchange rate determined under the applicable acquisition agreements. The options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under these stock option plans, and at the end of fiscal 2003, options to purchase only a total of 3,880 shares remained outstanding under these plans. The Mediamatics transaction resulted in a new measurement date for these options and we recorded related unearned compensation in the amount of $9.2 million. Amortization of this unearned compensation, which was recorded ratably over the vesting period of these options, was fully expensed by February 2001. The compensation expense for these Mediamatics options was $1.2 million in fiscal 2001.

The following table summarizes information about options outstanding under these plans at May 25, 2003:

                                                                  Outstanding Options
                               ------------------------------------------------------------------------------------------
                                                                              Weighted-Average
                                                                                  Remaining
                                Range of Exercise      Number of Shares       Contractual Life       Weighted-Average
                                      Prices            (In Thousands)            (In Years)           Exercise Price
                               --------------------- ---------------------- ---------------------- ----------------------
ComCore option plan                 $0.50-$0.77              1.0                       3.8                $0.50
Mediamatics option plan             $2.85                    2.9                       3.8                $2.85

     We have a director stock option plan that was first approved by shareholders in fiscal 1998 which authorizes the grant of up to 1,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and are granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Director stock options vest in full after six months. Under this plan, options to purchase 345,000 shares of common stock with a weighted-average exercise price of $27.36 and weighted-average remaining contractual life of 7.1 years were outstanding as of May 25, 2003.
     Upon his retirement in May 1995, we granted the former chairman of the company an option to purchase 300,000 shares of common stock at $27.875 per share. The option was granted outside the company's stock option plans at the market price on the date of grant. It expires ten years and one day after grant and became exercisable ratably over a four-year period. As of May 25, 2003, options to purchase 140,000 shares of common stock were outstanding under this grant.
     In connection with the acquisition of innoComm Wireless in fiscal 2001, we granted options to purchase an aggregate of 799,339 shares of common stock at $27.44 to three founding shareholders of innoComm. The options were granted outside the stock option plans at the market price on the date of grant and became exercisable two years after grant. The option gave the innoComm Wireless founding shareholders the right to receive all or a portion of their third installment of the purchase price in cash or shares of common stock, as long as they remained employed by us. These options expired in fiscal 2003 without being exercised.
     In connection with the DigitalQuake acquisition in fiscal 2003, we granted options to purchase an aggregate of 130,698 shares of common stock at $15.85 to five founding shareholders of DigitalQuake. These options were granted outside of the stock option plans at the market price on the date of grant and become exercisable in two equal installments, one and two years after the date of grant. The option gives the DigitalQuake founding shareholders the right to receive all or a portion of their installment payments of the purchase price paid for DigitalQuake in cash or shares of common stock, subject to the founders remaining employed by National.

     Changes in shares of common stock outstanding under the option plans during fiscal 2003, 2002 and 2001 (but excluding the ComCore, Mediamatics, innoComm Wireless, DigitalQuake, director and former chairman options), were as follows:

                                                                               Weighted-Average
(In Millions)                                   Number of Shares                Exercise Price
                                          ------------------------------ ------------------------------
Outstanding at May 28, 2000                             33.0                          $26.55
    Granted                                             11.5                          $27.15
    Exercised                                           (3.0)                         $13.29
    Cancelled                                           (3.0)                         $31.69
                                          ------------------------------ ------------------------------
Outstanding at May 27, 2001                             38.5                          $27.35
    Granted                                              9.8                          $32.33
    Exercised                                           (4.5)                         $18.15
    Cancelled                                           (2.3)                         $34.92
                                          ------------------------------ ------------------------------
Outstanding at May 26, 2002                             41.5                          $29.08
    Granted                                              7.1                          $15.01
    Exercised                                           (1.0)                         $14.04
    Cancelled                                           (1.8)                         $31.96
                                          ------------------------------ ------------------------------
Outstanding at May 25, 2003                             45.8                          $27.13
                                          ============================== ==============================

Expiration dates for options outstanding at May 25, 2003 range from July 13, 2003 to May 19, 2013.
     The following tables summarize information about options outstanding under these plans (excluding the ComCore, Mediamatics, innoComm Wireless, DigitalQuake, director and former chairman options) at May 25, 2003:

                                                        Outstanding Options
                                                          Weighted-Average
                                                        Remaining Contractual
                                 Number of Shares               Life               Weighted-Average
Range of Exercise Prices           (In Millions)             (In Years)             Exercise Price
                              ------------------------ ------------------------ -----------------------
$8.38-$13.00                            9.7                      6.3                    $12.73
$13.05-$16.05                           7.8                      6.6                    $14.60
$16.13-$25.50                           3.8                      7.1                    $19.01
$25.60-$25.95                           6.6                      7.9                    $25.95
$26.00-$33.56                           3.8                      6.7                    $28.69
$33.63-$34.20                           7.1                      8.8                    $34.19
$34.40-$78.06                           7.0                      6.9                    $58.34
                              ------------------------ ------------------------ -----------------------
Total                                  45.8                      7.2                    $27.13
                              ======================== ======================== =======================

                                             Options Exerciseable
                                -----------------------------------------------
                                Number of Shares (In      Weighted-Average
Range of Exercise Prices              Millions)            Exercise Price
                                ---------------------- ------------------------

$8.38-$13.00                              7.7                  $12.77
$13.05-$16.05                             4.5                  $14.40
$16.13-$25.50                             1.6                  $19.55
$25.60-$25.95                             3.3                  $25.95
$26.00-$33.56                             2.0                  $29.25
$33.63-$34.20                             1.9                  $34.19
$34.40-$78.06                             5.2                  $58.66
                                ---------------------- ------------------------
Total                                    26.2                  $26.97
                                ====================== ========================

     As of May 25, 2003, there were 82.9 million shares reserved for issuance under all option plans, including 31.8 million shares available for future option grants.

STOCK PURCHASE PLANS

We have an employee stock purchase plan that has been in effect since 1977 that authorizes the issuance of up to 24,950,000 shares of stock in quarterly offerings to eligible employees at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning or the end of a quarterly period. We also have an employee stock purchase plan available to employees at international locations that has been in effect since 1994. This plan authorizes the issuance of up to 5,000,000 shares of stock in quarterly offerings to eligible employees at a price equal to 85 percent of the lower of its fair market value at the beginning or the end of a quarterly period. Both purchase plans use a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for the international purchase plan, the participant's local employer is responsible for paying the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. Both purchase plans have been approved by shareholders.
     Under the terms of both purchase plans, we issued 2.1 million shares in fiscal 2003, 1.2 million shares in fiscal 2002 and 1.1 million shares in fiscal 2001 to employees for $28.1 million, $26.7 million and $27.3 million, respectively. As of May 25, 2003, there were 5.2 million shares reserved for issuance under the two stock purchase plans.

OTHER STOCK PLANS

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 200,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. As of May 25, 2003, we have issued 104,176 shares under the director stock plan and have reserved 95,824 shares for future issuances.
     We have a restricted stock plan, which authorizes the issuance of up to 2,000,000 shares of common stock to employees who are not officers of the company. The plan has been made available to a limited group of employees with technical expertise we consider important. We issued 30,000, 112,000 and 240,000 shares under the restricted stock plan during fiscal 2003, 2002 and 2001, respectively. Restrictions expire over time, ranging from two to six years after issuance. Based upon the market value on the dates of issuance, we recorded $0.5 million, $3.1 million and $7.5 million of unearned compensation during fiscal 2003, 2002 and 2001, respectively. This unearned compensation is included as a separate component of shareholders' equity in the financial statements and is amortized to operations ratably over the applicable restriction periods. As of May 25, 2003, we have reserved 1,049,917 shares for future issuances under the restricted stock plan. Compensation expense for fiscal 2003, 2002 and 2001 related to shares of restricted stock, was $3.0 million, $3.4 million and $3.0 million, respectively. At May 25, 2003, the weighted-average grant date fair value for all outstanding shares of restricted stock was $30.94.

Note 11. Retirement and Pension Plans
-------------------------------------

Our retirement and savings program for U.S. employees consists of two plans, as follows:
     The profit sharing plan requires contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5% of payroll) or 1 percent of payroll. Contributions are made 25 percent in National stock and 75 percent in cash and contributions made in National stock must remain in National stock until the employee leaves the company and terminates participation in the plan. Total shares contributed under the profit sharing plan during fiscal 2003, 2002 and 2001 were 37,143 shares, 128,919 shares and 104,151 shares, respectively. As of May 25, 2003, 1.1 million shares of common stock were reserved for future contributions.

     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. Contributions are invested in one or more of fifteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National stock may be sold at any time at the employee's direction. Although 5,000,000 shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.
     We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan).

Certain of our international subsidiaries have varying types of defined benefit pension and retirement plans that comply with local statutes and practices.

The annual expense for all plans was as follows:

(In Millions)                                2003         2002         2001
                                         ------------- ------------ ------------
Profit sharing plan                         $  3.8        $  3.6        $19.9
Salary deferral 401(k) plan                  $12.3         $11.0        $10.6
Non-U.S. pension and retirement plans        $13.5         $10.6       $  8.3

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

(In Millions)                                                 2003              2002              2001
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year                $4.6              $4.3              $4.1
Plan participant contributions                                 (0.8)             (0.9)             (0.7)
Interest cost on projected benefit obligation                   9.5               7.5               7.0
Expected return on plan assets                                 (6.1)             (5.3)             (5.6)
Net amortization and deferral                                   1.8               1.3               0.2
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                      $9.0              $6.9              $5.0
                                                        ================= ================= =================

     Benefit obligation and asset data for these plans at fiscal year-end and details of their changes during the year are presented in the following tables:

(In Millions)                                 2003              2002
                                        ----------------- -----------------
BENEFIT OBLIGATION
   Beginning balance                          136.9            $122.9
      Service cost                              4.6               4.3
      Interest cost                             9.5               7.5
      Benefits paid                            (2.0)             (1.9)
      Actuarial loss                           32.5               2.2
      Exchange rate adjustment                 12.6               1.9
                                        ----------------- -----------------
   Ending balance                            $194.1            $136.9
                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                          $83.1             $75.7
      Actual return on plan assets            (18.4)             (5.3)
      Company contributions                     7.1              11.9
      Plan participant contributions            0.8               0.9
      Benefits paid                            (1.9)             (1.8)
      Exchange rate adjustment                  6.8               1.7
                                       ----------------- -----------------
   Ending balance                             $77.5             $83.1
                                       ================= =================

RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in
     excess of plan assets                   $116.6             $53.8
      Unrecognized net loss                  (119.2)            (59.7)
      Unrecognized net transition obligation    2.3               2.1
  Adjustment to recognize minimum liability   117.4              59.9
                                           ------------- -----------------
   Accrued pension cost                      $117.1             $56.1
                                           ============= =================

     The projected benefit obligations and net periodic pension cost were determined using the following assumptions:

                                                              2003              2002              2001
                                                        ----------------- ----------------- -----------------
Discount rate                                               2.3%-6.3%         2.8%-6.5%         3.0%-6.5%
Rate of increase in compensation levels                     2.5%-3.8%         2.8%-3.8%         3.0%-4.3%
Expected long-term return on assets                         3.3%-7.5%         3.8%-7.5%         4.0%-7.5%

     In each of the fiscal years presented, we recorded adjustments for minimum pension liability to adjust the liability related to one of our plans to equal the amount of the unfunded accumulated benefit obligation as required by the pension accounting standard. The increase in the unfunded accumulated benefit obligation was due to a reduction in the assumed discount rate and the effect of some fixed rate increases in benefits in excess of current inflation rates as determined under the terms of the plan. Concurrently, lower than expected rate of return on plan assets due to a decline in interest rates and investment returns in the past few years also reduced plan assets. A corresponding amount is recorded in the consolidated financial statements as a component of accumulated other comprehensive loss.

Note 12.  Commitments and Contingencies
---------------------------------------

COMMITMENTS

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $24.1 million, $25.3 million and $26.3 million in fiscal 2003, 2002 and 2001, respectively.
     Future minimum commitments under noncancellable operating leases are as follows:

                                                          (In Millions)
                                                  ------------------------------
                     2004                                      $22.1
                     2005                                       17.9
                     2006                                       12.4
                     2007                                        9.3
                     2008                                        6.1
                     Thereafter                                  5.3
                                                  ------------------------------
                     Total                                     $73.1
                                                  ==============================

     As part of the Fairchild transaction in fiscal 1997, we entered into a manufacturing agreement with Fairchild where we committed to purchase a minimum of $330.0 million in goods and services during the first 39 months after the transaction, based on specified wafer prices, which are intended to approximate market prices. The agreement has been extended through December 2003 under similar terms and we have a remaining commitment to purchase a minimum of $2.8 million of product from Fairchild in fiscal 2004. Total purchases from Fairchild were $24.2 million in fiscal 2003, $32.3 million in fiscal 2002 and $55.4 million in fiscal 2001.
     In June 2000, we entered into a ten-year licensing agreement with Taiwan Semiconductor Manufacturing Company to gain access to a variety of TSMC's advanced sub-micron processes for use in our wafer fabrication facility in Maine. The agreement provided that total license fees of $187.0 million were to be paid quarterly through April 2006. We paid license fees of $22.0 million in fiscal 2003, $37.0 million in fiscal 2002 and $35.0 million in fiscal 2001. In February 2003, we restructured the agreement with TSMC and entered into a new long-term technology and manufacturing agreement which establishes TSMC as our supplier of wafers for products with feature sizes at or below 0.15 micron. Under this new arrangement, we are no longer required to pay TSMC any further licensing fees for access to its process technologies.

CONTINGENCIES -- LEGAL PROCEEDINGS

We have been named to the National Priorities List for our Santa Clara, California, site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2003, 2002 and 2001.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, our liability for these excess costs has not been material.
     In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs are presently seeking to certify a medical monitoring class, which we are opposing. Discovery in the case is proceeding.
     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the appeals court reversed the lower court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the appeals court in April 2003. Our motion to stay the issuance of the appeals court mandate to the district court pending our petition to the U.S. Supreme Court was denied in May 2003. We intend to continue to contest the case through all available means.
     Our tax returns for certain years are under examination in the U.S. by the IRS and in other countries by local authorities (See Note 8 to the Consolidated Financial Statements). In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business.
     Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to our consolidated financial position or results of operations.

CONTINGENCIES -- OTHER

In connection with divestitures we have done in the past, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and as a result, we have not recorded any liability in our consolidated financial statements.

Note 13.  Segment and Geographic Information
--------------------------------------------

We design, develop, manufacture and market a wide array of semiconductor products for applications in a variety of markets. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," and our chief executive officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. In addition to the Analog segment and the Information Appliance segment, the Enterprise Networking segment and the Enhanced Solutions segment are considered reportable segments under the criteria in SFAS No. 131. Business units that do not meet the criteria in SFAS 131 of reportable segment are combined under "Other" and prior to fiscal 2003, the Enterprise Networking and the Enhanced Solutions segments were included in "Other." Segment information for fiscal 2002 and 2001 has been reclassified to conform to the fiscal 2003 presentation.
     The Analog segment includes a wide range of building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits and interface circuits. The Analog segment also includes a variety of mixed-signal products which combine analog and digital circuitry onto the same chip. The segment is heavily focused on using our analog expertise to develop high performance building blocks, integrated solutions and mixed-signal products aimed at wireless handsets, displays, notebook computers, other portable devices and information infrastructure applications. Current offerings include power management circuits, radio frequency circuits, audio subsystems, display drivers, integrated receivers and timing controllers.

     The Information Appliance segment contains all business units focused on providing component and system solutions to the emerging information appliance market. Products include application-specific integrated microprocessors based on our GeodeTM technology and diverse advanced input/output controllers. The GeodeTM family of products represents the primary component of the information appliance business we are seeking to sell (See Note 3 to the Consolidated Financial Statements). The Information Appliance segment was focused on three key market segments: enterprise thin clients (computers that have minimal memory and access software from a centralized server network), personal information access devices, such as WebPADTM, and interactive TV set-top boxes (equipped with digital video).
     The Enterprise Networking segment provides complete mixed-signal solutions for switches, routers and products used in networked peripherals in the enterprise and consumer markets.
     The Enhanced Solutions segment supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.
     Aside from these operating segments, our corporate structure also includes the centralized Worldwide Marketing and Sales Group, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.
     With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. We allocate certain expenses associated with centralized manufacturing, selling, marketing and general administration to reporting segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. A portion of interest income and interest expense is indirectly allocated to operating segments.

The following table presents specified amounts included in the measure of segment results or the determination of segment assets:

                                                             Information  Enterprise  Enhanced
(In Millions)                                     Analog     Appliance    Networking  Solutions
                                                  Segment    Segment      Segment     Segment   All Others Eliminations   Total
                                                  ---------- ------------ ----------- --------- ---------- ------------- -----------
2003
Sales to Unaffiliated Customers                    $1,295.0  $   211.2    $    30.4    $  49.1   $   86.8       -         $1,672.5
Inter-segment Sales                                     -          -            -          -          -         -              -
                                                  ========== ============ =========== ========= ========== ============= ===========
Net sales                                          $1,295.0  $   211.2    $    30.4    $  49.1   $   86.8       -         $1,672.5
                                                  ========== ============ =========== ========= ========== ============= ===========

Segment income (loss) before income taxes:         $   82.8  $   (51.9)   $   (42.2)   $  15.3   $  (27.3)      -         $  (23.3)
                                                  ========== ============ =========== ========= ========== ============= ===========
Depreciation and amortization                      $   18.0  $     5.2    $     1.5    $   0.2   $  203.6       -         $  228.5
Interest income                                         -          -            -          -     $   15.6       -         $   15.6
Interest expense                                        -          -            -          -     $    1.5       -         $    1.5
Share in net losses of equity-method  investments  $    1.8        -      $     8.5        -     $    5.6       -         $   15.9
Segment Assets                                     $  269.8  $    31.6    $     4.4    $   1.1   $1,937.7       -         $2,244.6
                                                  ========== ============ =========== ========= ========== ============= ===========
2002
Sales to Unaffiliated Customers                    $1,126.8  $   198.7    $    25.8    $  53.5   $   90.0       -         $1,494.8
Inter-segment Sales                                     -          -            -          -          -         -              -
                                                  ========== ============ =========== ========= ========== ============= ===========
Net sales                                          $1,126.8  $   198.7    $    25.8    $  53.5   $   90.0       -         $1,494.8
                                                  ========== ============ =========== ========= ========== ============= ===========

Segment income (loss) before income taxes:         $  (12.2) $   (83.5)   $   (53.2)   $  13.5   $   12.0       -         $ (123.4)
                                                  ========== ============ =========== ========= ========== ============= ===========
Depreciation and amortization                      $   14.0  $     7.1    $     2.1    $   0.2   $  207.0       -         $  230.4
Interest income                                         -          -            -          -     $   25.2       -         $   25.2
Interest expense                                        -          -            -          -     $    3.9       -         $    3.9
Share in net losses of equity-method  investments  $    0.4        -      $     0.6        -     $    6.3       -         $    7.3
Segment Assets                                     $  286.9  $    18.6    $     3.3    $   2.3   $1,977.7       -         $2,288.8
                                                  ========== ============ =========== ========= ========== ============= ===========
2001
Sales to Unaffiliated Customers                    $1,516.8  $   227.0    $    77.0    $  58.6   $  233.2       -         $2,112.6
Inter-segment Sales                                     -          0.1          -          -          -        (0.1)           -
                                                  ========== ============ =========== ========= ========== ============= ===========
Net sales                                          $1,516.8  $   227.1    $    77.0    $  58.6   $  233.2      (0.1)      $2,112.6
                                                  ========== ============ =========== ========= ========== ============= ===========

Segment income (loss) before income taxes:         $  364.1  $  (106.5)   $   (31.0)   $  17.8   $   62.7       -         $  307.1
                                                  ========== ============ =========== ========= ========== ============= ===========
Depreciation and amortization                      $   24.9  $     9.7    $     5.6    $   0.3   $  202.8       -         $  243.3
Interest income                                         -          -            -          -     $   57.3       -         $   57.3
Interest expense                                        -          -            -          -     $    5.3       -         $    5.3
Share in net losses of equity-method  investments       -          -            -          -     $    3.6       -         $    3.6
Segment Assets                                    $   145.7  $    28.1    $    10.6    $   1.8   $2,176.1       -         $2,362.3
                                                  ========== ============ =========== ========= ========== ============= ===========

     Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in each segment's product standard cost.
     We operate our marketing and sales activities in four main geographic areas that include the Americas, Europe, Japan and the Asia Pacific region. In the information presented below, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.
     The following table provides geographic sales and asset information by major countries within the main geographic areas (Japan is included with the rest of the world):

(In Millions)                                         United                            Rest of                       Total
                                        United States Kingdom    Hong Kong   Singapore  World       Eliminations    Consolidated
                                        ------------- ---------- ----------- ---------- ---------- --------------- ----------------
2003
Sales to unaffiliated customers          $   388.9     $   160.5  $   500.0   $   262.7  $   360.4                     $1,672.5
Transfers between geographic areas           465.7         145.3        -         691.7        3.0    $(1,305.7)            -
                                        ------------- ---------- ----------- ---------- ---------- --------------- ----------------
Net sales                                $   854.6     $   305.8  $   500.0   $   954.4  $   363.4    $(1,305.7)       $1,672.5
                                        ============= ========== =========== ========== ========== =============== ================

Long-lived assets                        $   730.7     $    38.9  $     0.7   $    71.9  $   117.6                     $  959.8
                                        ============= ========== =========== ========== ========== =============== ================

2002
Sales to unaffiliated customers          $   377.7     $   169.7  $   423.0   $   229.4  $   295.0                     $1,494.8
Transfers between geographic areas           364.1         126.0        0.2       619.1        0.3   $(1,109.7)             -
                                        ------------- ---------- ----------- ---------- ---------- --------------- ----------------
Net sales                                $   741.8     $   295.7  $   423.2   $   848.5  $   295.3   $(1,109.7)        $1,494.8
                                        ============= ========== =========== ========== ========== =============== ================

Long-lived assets                        $   788.9     $    42.3  $     0.7   $    68.8  $   123.6                     $1,024.3
                                        ============= ========== =========== ========== ========== =============== ================

2001
Sales to unaffiliated customers          $   702.3     $   313.5  $   445.8   $   221.5  $   429.5                     $2,112.6
Transfers between geographic areas           470.2         181.1        0.7       747.4        1.0   $(1,400.4)             -
                                        ------------- ---------- ----------- ---------- ---------- --------------- ----------------
Net sales                                 $1,172.5     $   494.6  $   446.5   $   968.9  $   430.5   $(1,400.4)        $2,112.6
                                        ============= ========== =========== ========== ========== =============== ================

Long-lived assets                        $   742.4     $    49.1   $    0.9   $    87.9  $   141.9                     $1,022.2
                                        ============= ========== =========== ========== ========== =============== ================


NOTE 14. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION AND NONCASH INVESTING AND FINANCING ACTIVITIES

(In Millions)                                                       2003            2002           2001
                                                                    --------------- -------------- --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                                                      $  1.5          $  4.0         $  5.6
  Income taxes                                                           $17.6           $16.2          $80.1


(In Millions)                                                       2003            2002           2001
                                                                    --------------- -------------- --------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                           $   0.8         $   4.3         $  4.1
Issuance of common stock to directors                                  $   0.3         $   0.2         $  0.3
Unearned compensation relating to restricted stock issuance            $   0.5         $   3.1         $  7.5
Restricted stock cancellation                                          $   1.1         $   0.9         $  2.8
Issuance of common stock upon conversion of convertible
  subordinated promissory note                                             -           $  10.0            -
Change in unrealized gain on cash flow hedges                          $   0.2         $  (0.4)           -
Change in unrealized gain on available-for-sale securities             $ (34.9)        $  23.2         $ 11.3
Minimum pension liability                                              $  57.5         $  12.7         $ 16.0
Effect of investee equity transactions                                 $   4.7             -              -

Note 15.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 2003 and 2002:

                                                    Fourth         Third           Second          First
(In Millions, Except Per Share Amounts)             Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2003
Net sales                                              $ 425.3        $ 404.3         $ 422.3         $ 420.6
Gross margin                                           $ 189.8        $ 172.5         $ 181.1         $ 182.3
Net income (loss)                                      $  (4.4)       $ (36.4)        $   6.2         $   1.3
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings (loss) per share:
   Net income (loss):
      Basic                                          $    (0.04)     $   (0.20)       $   0.03        $   0.01
      Diluted                                        $    (0.04)     $   (0.20)       $   0.03        $   0.01
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
      common shares outstanding:
      Basic                                              183.0          182.1           181.3           180.7
      Diluted                                            183.0          182.1           182.0           187.1
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                             $   24.80       $  21.52        $  19.34        $  33.74
Common stock price - low                              $   15.45       $  12.54        $   9.95        $  15.44
--------------------------------------------------- -------------- --------------- --------------- ---------------


2002
Net sales                                              $ 419.5        $ 369.5         $ 366.5         $ 339.3
Gross margin                                           $ 180.5        $ 133.3         $ 129.5         $ 110.1
Net income (loss)                                      $  17.1        $ (37.8)        $ (46.6)        $ (54.6)
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings (loss) per share:
   Net income (loss):
      Basic                                          $     0.10      $   (0.21)      $   (0.26)      $   (0.31)
      Diluted                                        $     0.09      $   (0.21)      $   (0.26)      $   (0.31)
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
   common shares outstanding:
      Basic                                              179.8          178.4           176.8           174.9
      Diluted                                            190.6          178.4           176.8           174.9
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                             $   37.30       $  34.91        $  35.10        $  34.97
Common stock price - low                              $   24.93       $  25.03        $  19.70        $  24.85
--------------------------------------------------- -------------- --------------- --------------- ---------------

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 25, 2003, there were approximately 7,849 holders of common stock.

                          INDEPENDENT AUDITORS' REPORT




The Board of Directors and Shareholders
National Semiconductor Corporation:

     We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 25, 2003 and May 26, 2002, and the related consolidated statements of operations, comprehensive income
(loss), shareholders' equity and cash flows for each of the years in the three-year period ended May 25, 2003. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 25, 2003 and May 26, 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended May 25, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                              KPMG LLP





Mountain View, California
June 4, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. The committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of fiscal 2003. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective for the fiscal year 2003 covered by this Form 10-K.
     In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries. Nevertheless, management believes that the company's disclosure controls and procedures are effective.

(b)  Changes in internal controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the date of the evaluation described above.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and executive officers appearing under the caption "Election of Directors" (including subcaptions thereof) and "Section 16(a) Beneficial Ownership Reporting Compliance" in our Proxy Statement for the 2003 annual meeting of shareholders to be held on or about September 25, 2003 and which will be filed in definitive form pursuant to Regulation 14A on or about August 15, 2003 (hereinafter "2003 Proxy Statement"), is incorporated herein by reference. Information concerning our executive officers is set forth in Part I of the Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The   information   appearing  under  the  captions   "Director   Compensation",
"Compensation  Committee  Interlocks  and  Insider  Participation,"   "Executive
Compensation" (including all related subcaptions thereof), and Company Stock Price Performance in the 2003 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing under the caption "Outstanding Capital Stock, Quorum and Voting" in the 2003 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2003 Proxy Statement is incorporated herein by reference. For information on securities authorized for issuance under equity compensation plans, see item 5 of this Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the section of the 2003 Proxy Statement on the proposal relating to the Ratification of Selection of Independent Auditors is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               Pages in
(a) 1.  Financial Statements                                 this document
-----------------------------                                 -------------
For the three years ended May 25, 2003-                          32-66
   refer to Index in Item 8

(a) 2.  Financial Statement Schedules
-------------------------------------
Schedule II - Valuation and Qualifying Accounts                    72

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

(a) 3.  Exhibits
----------------
The exhibits listed in the accompanying Index to Exhibits on pages 76 to 78 of this report are filed as part of, or incorporated by reference into, this report.

(b)      Reports on Form 8-K
----------------------------
During the quarter ended May 25, 2003, we filed one report on Form 8-K as follows:

A report on Form 8-K was filed May 21, 2003 furnishing to the Securities and Exchange Commission as part of Regulation FD disclosure a press release we issued on May 21, 2003. The press release updated our progress in implementing the strategic profit improvement actions we initially announced in February 2003. No financial statements were included in the Form 8-K.

                       NATIONAL SEMICONDUCTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  (In Millions)

                            Deducted from Receivables
                       in the Consolidated Balance Shets

                                    Doubtful         Returns and
Description                         Accounts         Allowances           Total
-----------                         --------         ----------           -----

Balances at May 28, 2000            $   7.4            $   51.2        $  58.6

Additions charged against revenue       -                 243.9          243.9
Additions charged against
  costs and expenses                    2.0                 -              2.0
Deductions                             (2.1) (1)         (257.3)        (259.4)
                                       ---------         -------       -------

Balances at May 27, 2001                7.3                37.8           45.1

Additions charged against revenue       -                 151.3          151.3
Additions charged against
  costs and expenses                    0.2                 -              0.2
Deductions                              -                (158.8)        (158.8)
                                       -------           -------        -------

Balances at May 26, 2002                7.5                30.3           37.8

Additions charged against revenue       -                 174.9          174.9
Additions charged against
  costs and expenses                    0.4                 -              0.4
Deductions                             (1.2) (1)         (173.7)        (174.9)
                                       ---------         -------       -------

Balances at May 25, 2003            $   6.7            $   31.5           38.2
                                       =========          =======       =======

(1)     Doubtful accounts written off, less recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date: July 21, 2003                         /S/  BRIAN L. HALLA*
                                            Brian L. Halla
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 21st day of July 2003.

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

/S/  E. FLOYD KVAMME*                       Director
       E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE *                  Director
       Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *                  Director
       Edward R. McCracken


* By      /S/  LEWIS CHEW
                  Lewis Chew, Attorney-in-fact

                          INDEPENDENT AUDITORS' CONSENT


The Board of Directors
National Semiconductor Corporation:


     We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-55703, 33-61381, 333-09957, 333-23477, 333-36733,
333-53801,  333-63614, 333-88269, 333-48424 and 333-100662 on Form S-8, and Post
Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation and subsidiaries of our report dated June 4, 2003, relating to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 25, 2003 and May 26, 2002, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 25, 2003 and the related financial statement schedule, which report appears in the 2003 Annual Report on Form 10-K of National Semiconductor Corporation.



                                                              KPMG LLP


Mountain View, California
July 21, 2003

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

3.2  By-Laws  of  the   Company,   as  amended   effective   October  30,  2001.
     (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002, which became effective August 16, 2002).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective May 28, 2001. Fiscal Year 2003 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 25, 2002 filed October 1, 2002).

10.2 Management Contract or Compensatory Plan or Arrangement: 2003 Key Employee Incentive Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 25, 2002 filed October 1, 2002).

10.3 Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended effective April 15, 2003.

10.4 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan, as amended effective April 15, 2003.

10.5 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28, 1995).

10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended through June 26, 1997.

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

10.12Management Contract or Compensatory Plan or Agreement:  Executive Long Term
     Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.13Management  Contract or  Compensatory  Plan or Agreement:  Executive  Staff
     Long Term Disability Plan as amended January 1, 2002 as restated July 2002. (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.14Management  Contract or Compensatory  Plan or Agreement:  Form of Change of
     Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from our Form 10-K for fiscal year ended May 31, 1998 filed August 3, 1998).

10.15Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Corporation Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 24, 2002 filed April 10, 2002).

10.16Equity  Compensation  Plan not approved by Stockholders:  Cyrix Corporation
     1998 Incentive Stock Plan (incorporated by reference from the Exhibits to our Post-Effective Amendment No. 1 on Form S-8 to Form S-4 Registration Statement Registration No. 333-38033-01 filed November 18, 1997).

10.17Equity   Compensation   Plan  not   approved   by   Stockholders:   ComCore
     Semiconductor, Inc. 1997 Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-53801 filed May 28, 1998).

10.18Equity  Compensation  Plan not approved by Stockholders:  1995 Stock Option
     Plan for officers and Key Employees of Mediamatics, Inc. and 1997 Stock Option Plan of Mediamatics, Inc. (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-23477 filed March 17, 1997).

10.19Equity  Compensation  Plan not approved by  Stockholders:  Restricted Stock
     Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-09957 filed August 12, 1996).

10.20Equity  Compensation  Plan not  approved by  Stockholders:  1997  Employees
     Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-63614 filed June 22, 2001).

10.21Equity   Compensation  Plan  not  approved  by  stockholders:   Option  and
     Agreement and Plan of Merger by and among National Semiconductor Corporation, Nintai Acquisition Sub, Inc., DigitalQuake, Inc. and Paul A Lessard and Michael G. Fung dated as of February 8, 2002; First Amendment to Option and Agreement and Plan of Merger; Letter Agreement with Jackson Tung; Letter Agreement with Michael Fung; Letter Agreement with Anil Kumar; Letter Agreement with Paul Lessard; Letter Agreement with Duane Oto (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-100662 filed October 22, 2002).

10.22Equity  Compensation  Plan not  approved by  Stockholders:  Retirement  and
     Savings Program. (incorporated by reference from the Exhibits to our Form-10K for the fiscal year ended May 26, 2002 filed August 16, 2002).

10.23Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.24Management  Contract  or  Compensatory  Plan  or  Arrangement:   Relocation
     Package made available to Detlev Kunz. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 26, 2002 filed August 16, 2002).

10.25Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Preventive Health Program, January 2003. (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

10.26Management Contract or Compensatory Plan or Arrangement:  Severance Benefit
     Plan, as amended and restated as of January 1, 2003.

21.1 List of Subsidiaries.

23.1 Consent of Independent Auditors (included in Part IV).

24.1 Power of Attorney.

99.1 Additional Exhibit: Rule 13a-14 (a) /15d-14 (a) Certifications.

99.2 Additional Exhibit: Section 1350 certifications.