Form 10-Q
period 2003-08-24
NATIONAL SEMICONDUCTOR CORP
filed 2003-10-02
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended August 24, 2003

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X
 No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                 Outstanding at August 24, 2003
         -------------------                 ------------------------------

Common stock, par value $0.50 per share              185,383,175

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                     Page No.
                                                                     --------
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for
  the Three Months Ended August 24, 2003 and August 25, 2002             3

Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited)for the Three Months Ended August 24, 2003 and
  August 25, 2002                                                        4

Condensed Consolidated Balance Sheets (Unaudited) as of
   August 24, 2003 and May 25, 2003                                      5

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended August 24, 2003 and August 25, 2002         6

Notes to Condensed Consolidated Financial Statements (Unaudited)      7-15

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                          16-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk      24

Item 4. Controls and Procedures                                         24

Part II. Other Information

Item 1. Legal Proceedings                                               25

Item 6. Exhibits and Reports on Form 8-K                             25-26

Signature                                                               27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                      Three Months Ended
                                                                                Aug. 24, 2003   Aug. 25, 2002
  (In Millions, Except Per Share Amounts)
                                                                                --------------- ---------------

  Net sales                                                                        $ 424.8         $ 420.6
  Operating costs and expenses:
    Cost of sales                                                                    224.4           238.3
    Research and development                                                          92.1           110.7
    Selling, general and administrative                                               68.4            69.9
    Special items                                                                     12.6             -
                                                                                --------------- ---------------

  Total operating costs and expenses                                                 397.5           418.9
                                                                                --------------- ---------------

  Operating income                                                                    27.3             1.7
  Interest income, net                                                                 3.1             4.1
  Other income (expense), net                                                          5.5            (1.5)
                                                                                --------------- ---------------

  Income before income taxes and cumulative effect of a change
    in accounting principle                                                           35.9             4.3
  Income tax expense                                                                   4.3             3.0
                                                                                --------------- ---------------

  Income before cumulative effect of a change in accounting
    principle                                                                         31.6             1.3
  Cumulative effect of a change in accounting principle                               (1.9)            -
                                                                                --------------- ---------------

  Net income                                                                     $    29.7        $    1.3
                                                                                =============== ===============

  Earnings per share:
    Income before cumulative effect of a change in accounting
      principle:
        Basic                                                                       $  0.17         $  0.01
        Diluted                                                                     $  0.16         $  0.01
    Net income:
        Basic                                                                       $  0.16         $  0.01
        Diluted                                                                     $  0.15         $  0.01
    Weighted-average shares used to calculate earnings per share:
        Basic                                                                        184.5           180.7
        Diluted                                                                      191.9           187.1

  Pro forma amounts assuming the change in accounting
    principle is applied retroactively:
      Net income                                                                 $    31.6        $    1.2
      Earnings per share:
        Basic                                                                    $     0.17       $    0.01
        Diluted                                                                  $     0.16       $    0.01

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (LOSS) (Unaudited)




                                                                          Three Months Ended
                                                                       Aug. 24,        Aug. 25,
(In Millions)                                                            2003            2002
                                                                     -------------- ---------------

Net income                                                              $  29.7          $ 1.3

Other comprehensive income (loss), net of tax:
  Reclassification adjustment for net realized gain on available-
    for-sale securities included in net income                              -             (0.7)
  Unrealized loss on available-for-sale securities                         (3.1)         (28.1)
  Derivative instruments:
    Unrealized gain on cash flow hedges                                     0.1            0.4
                                                                     -------------- ---------------

Comprehensive income (loss)                                             $  26.7         $(27.1)
                                                                     ============== ===============


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS  (Unaudited)

                                                                     Aug. 24,                 May 25,
   (In Millions)                                                      2003                     2003
                                                             ------------------------ -----------------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                            $   721.4                 $  802.2
     Short-term marketable investments                                        193.9                    113.2
     Receivables, less allowances of $23.3 in fiscal 2004
       and $38.2 in fiscal 2003                                               156.5                    137.1
     Inventories                                                              155.1                    142.2
     Deferred tax assets                                                       66.0                     66.0
     Other current assets                                                      37.4                     20.5
                                                             ------------------------ -----------------------

     Total current assets                                                   1,330.3                  1,281.2

   Net property, plant and equipment                                          660.9                    680.7
   Goodwill                                                                   173.3                    173.3
   Other assets                                                               100.5                    109.4
                                                             ------------------------ -----------------------

   Total assets                                                            $2,265.0                 $2,244.6
                                                             ======================== =======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Current portion of long-term debt                                  $       1.4              $       2.3
     Accounts payable                                                          97.1                    107.0
     Accrued expenses                                                         185.1                    208.5
     Income taxes payable                                                      46.5                     49.6
                                                             ------------------------ -----------------------

     Total current liabilities                                                330.1                    367.4

   Long-term debt                                                              20.6                     19.9
   Other noncurrent liabilities                                               159.4                    151.3
                                                             ------------------------ -----------------------

     Total liabilities                                                        510.1                    538.6
                                                             ------------------------ -----------------------

   Commitments and contingencies

   Shareholders' equity:
     Common stock                                                              92.7                     91.8
     Additional paid-in capital                                             1,472.6                  1,451.3
     Retained earnings                                                        306.9                    277.2
     Accumulated other comprehensive loss                                    (117.3)                  (114.3)
                                                             ------------------------ -----------------------

     Total shareholders' equity                                             1,754.9                  1,706.0
                                                             ------------------------ -----------------------

   Total liabilities and shareholders' equity                              $2,265.0                 $2,244.6
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Three Months Ended
                                                                             Aug. 24,           Aug. 25,
(In Millions)                                                                  2003               2002
                                                                  ------------------------ --------------------
      Cash flows from operating activities:
      Net income                                                                 $  29.7               $  1.3
      Adjustments to reconcile net income with net cash
        provided by operating activities:
         Cumulative effect of a change in accounting principle                       1.9                  -
         Depreciation and amortization                                              55.2                 55.5
         Gain on investments                                                        (2.3)                (0.7)
         Share in net losses of equity-method investments                            4.8                  3.6
         Loss on disposal of equipment                                               2.2                  1.2
         Noncash special items                                                       3.9                  -
         Other, net                                                                  0.7                  2.4
         Changes in certain assets and liabilities, net:
            Receivables                                                            (11.8)               (12.1)
            Inventories                                                            (17.5)               (13.6)
            Other current assets                                                   (10.3)               (13.6)
            Accounts payable and accrued expenses                                  (34.2)               (11.5)
            Income taxes payable                                                    (3.1)                (1.6)
            Other noncurrent liabilities                                             6.0                  4.5
                                                                  ------------------------ --------------------

      Net cash provided by operating activities                                     25.2                 15.4
                                                                  ------------------------ --------------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                                    (41.5)               (60.9)
      Sale and maturity of available-for-sale securities                           244.8                130.8
      Purchase of available-for-sale securities                                   (327.6)               (47.5)
      Sale of investments                                                            -                    1.1
      Investment in nonpublicly traded companies                                     -                   (7.2)
      Funding of benefit plan                                                       (2.7)                (2.5)
      Other, net                                                                     1.3                 (0.3)
                                                                  ------------------------ --------------------

      Net cash provided by (used by) investing activities                         (125.7)                13.5
                                                                  ------------------------ --------------------

      Cash flows from financing activities:
      Repayment of debt                                                             (0.9)                (2.1)
      Issuance of common stock                                                      20.6                 10.9
                                                                  ------------------------ --------------------

      Net cash provided by financing activities                                     19.7                  8.8
                                                                  ------------------------ --------------------

      Net change in cash and cash equivalents                                      (80.8)                37.7
      Cash and cash equivalents at beginning of period                             802.2                681.3
                                                                  ------------------------ --------------------

      Cash and cash equivalents at end of period                                  $721.4               $719.0
                                                                  ======================== ====================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Summary of Significant Accounting Policies

In the opinion of our management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and the accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 25, 2003.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                         Three Months Ended
                                                       Aug. 24,      Aug. 25,
(In Millions)                                            2003          2002
                                                   ------------- -------------
Numerator:
  Income before cumulative effect of a change in
    accounting principle                                 $31.6          $1.3
                                                   ============= =============

  Net income                                             $29.7          $1.3
                                                   ============= ==============

Denominator:
  Weighted-average common shares outstanding used
    for basic earnings per share                         184.5         180.7

  Effect of dilutive securities:
    Stock options                                          7.4           6.4
                                                   ------------- --------------

Weighted-average common and potential common
  shares outstanding used for diluted earnings
  per share                                              191.9         187.1
                                                   ============= ==============


     For  the  first  quarter  of  fiscal  2004,  we  did  not  include  options outstanding to purchase 28.0 million shares of common stock with a weighted-average exercise price of $36.24 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the quarter. These shares could, however, potentially dilute basic earnings per share in the future. For the first quarter of fiscal 2003, we did not include options outstanding to purchase 26.1 million shares of common stock with a weighted-average exercise price of $37.90 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the quarter.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For more complete information on our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 25, 2003.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the first quarter of fiscal 2004 and 2003 was $20.14 and $17.50 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $4.28 and $7.58 per share for the first quarter of fiscal 2004 and 2003, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that assumes no expected dividends and uses the following weighted-average assumptions:

                                                   Three Months Ended
                                               Aug. 24,          Aug. 25,
                                                 2003              2002
                                        ------------------- ------------------
Stock Option Plans
     Expected life (in years)                    5.1               5.0
     Expected volatility                         76%               77%
     Risk-free interest rate                     3.3%              2.7%

Stock Purchase Plans
     Expected life (in years)                    0.3               0.3
     Expected volatility                         51%               54%
     Risk-free interest rate                     1.0%              1.1%

     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                                                  Three Months Ended
                                                                           Aug. 24,              Aug. 25,
(In Millions,  Except Per Share Amounts)                                     2003                  2002
                                                                      -------------------- ------------------
Net income - as reported                                                 $   29.7            $     1.3
Add back:  Stock compensation charge included in the
  net income determined under the intrinsic value method,
  net of tax                                                                  0.7                  0.8
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                                (45.3)               (46.8)
                                                                      -------------------- ------------------
Net loss - pro forma                                                     $  (14.9)            $  (44.7)
                                                                      ==================== ==================

Basic earnings per share - as reported                                   $   0.16             $   0.01
Basic loss per share - pro forma                                         $  (0.08)            $  (0.25)
Diluted earnings per share - as reported                                 $   0.15             $   0.01
Diluted loss per share - pro forma                                       $  (0.08)            $  (0.25)

New Accounting Pronouncements:

At the beginning of fiscal 2004, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact from the adoption of this statement is discussed in Note 5 to the condensed consolidated financial statements.

Reclassifications:

Certain amounts reported in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation. Net operating results have not been affected by the reclassification.

Note 2.  Consolidated Financial Statements Detail

Balance sheets:
                                          Aug. 24,             May 25,
(In Millions)                              2003                 2003
                                 ---------------------- ---------------------
Inventories:
  Raw materials                          $  9.0                $  8.1
  Work in process                          94.4                  89.2
  Finished goods                           51.7                  44.9
                                 ---------------------- ---------------------

Total inventories                        $155.1                $142.2
                                 ====================== =====================

Statements of operations:
                                                            Three Months Ended
                                                           Aug. 24,    Aug. 25,
(In Millions)                                                2003        2002
                                                         ----------- -----------
Special items (See Note 4):
  Cost reduction charges                                   $  8.6        $ -
  Net charges associated with the exit and sale of
    the information appliance business                        4.0         -
                                                         ----------- -----------

Total special items                                         $12.6        $ -
                                                         =========== ===========

Interest income, net:
  Interest income                                           $ 3.2       $ 4.5
  Interest expense                                           (0.1)       (0.4)
                                                         ----------- -----------

Interest income, net                                        $ 3.1       $ 4.1
                                                         =========== ===========

Other income (expense), net:
  Net intellectual property income                          $ 8.0       $ 1.6
  Net gain on investments                                     2.3         0.7
  Share of loss from equity-method investments               (4.8)       (3.6)
  Other                                                       -          (0.2)
                                                          ---------- -----------

Total other income (expense), net                           $ 5.5       $(1.5)
                                                          ========== ===========

Note 3.  Statement of Cash Flows Information

                                                                               Three Months Ended
                                                                          Aug. 24,              Aug. 25,
(In Millions)                                                               2003                  2002
                                                                   ----------------------- -------------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:                                                          $   0.1               $    0.5
    Interest                                                              $   8.4               $    5.6
    Income taxes

Supplemental Schedule of Non-cash Investing and
  Financing Activities:
    Issuance of stock for employee benefit plans                         $    0.9               $    0.8
    Unearned compensation relating to restricted stock issuance          $    1.0               $    0.2
    Change in unrealized gain on cash flow hedges                        $    0.1               $    0.4
    Change in unrealized gain on available-for-sale securities           $   (3.1)              $  (28.8)

Note 4.  Cost Reduction Programs and Restructuring of Operations

In late August 2003, we completed the exit and sale of our information appliance business as part of a series of strategic profit-improvement actions that were initially launched in February 2003. This action included the sale to Advanced Micro Devices, Inc. of certain intellectual property and assets of the information appliance business. As part of the transaction, AMD hired 125 former National employees who were mostly located in Longmont, Colorado. However, certain assets and employees that were directly supporting the information appliance business were not included in this sale transaction. The corresponding severance and asset impairments that were incurred resulted in net charges of $4.0 million for the exit and sale of the information appliance business. Included in this net amount are proceeds of $10.1 million from the sale of assets that had a carrying value of $7.5 million less transaction costs of $1.3 million. We also recorded an additional $8.6 million charge for other supplemental profit-improvement actions, primarily related to workforce reductions in various manufacturing, product development and support areas. Included in the charge are severance costs, as well as asset write-offs and lease obligations we incurred when we vacated certain design centers in the quarter as planned with the closure of the cellular baseband business. A total of 142 employees were terminated as a combined result of the information appliance business exit and the supplemental actions. Total charges related to cost reduction actions, including the exit of the information appliance business, are presented in the following table:

                                      Information    Enterprise       Enhanced
                         Analog        Appliance     Networking      Solutions
(In Millions)            Segment        Segment        Segment        Segment       All Others       Total
                      -------------- -------------- -------------- --------------- ------------- --------------
Severance                   $ 1.7          $ 1.1          $ -            $ -            $ 3.6          $ 6.4
Exit related costs            2.2            0.1            -              -               -             2.3
Asset write-off               1.1            4.1            -              -               -             5.2
                      -------------- -------------- -------------- --------------- ------------- --------------
                            $ 5.0          $ 5.3          $ -            $ -             $ 3.6         $13.9
                      ============== ============== ============== =============== ============= ==============

     Noncash charges included in the table above relate to the write-off of assets, primarily equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. As part of the sale transaction to AMD discussed above, we also entered into a separate supply agreement where we will manufacture product for AMD at prices specified by the terms of the agreement. This agreement is effective for three years unless terminated earlier as permitted under the terms of the agreement.

     The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the three months ended August 24, 2003:

(In Millions)                       Severance     Other Exit Costs     Total
                                   ------------- ----------------- -------------

Balance at beginning of fiscal year    $ 17.5          $ 7.8          $ 25.3
Cash payments                           (10.9)          (1.8)          (12.7)
August 2003 cost reduction charge         6.4            2.3             8.7
                                   ------------- ----------------- -------------
Ending Balance                         $ 13.0          $ 8.3          $ 21.3
                                   ============= ================= =============

     During the first quarter of fiscal 2004 we paid severance to 210 employees in connection with workforce reductions announced in fiscal 2003, as well as in the recent fiscal 2004 first quarter. Amounts paid for other exit-related costs during the first quarter of fiscal 2004 were primarily for payments under lease obligations associated with previous restructuring and cost reduction actions.

Note 5.  Accounting for Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," at the beginning of fiscal 2004. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from contractual commitments to decontaminate machinery and equipment used at our manufacturing facilities at the time we dispose or replace them. We also have some leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a certain specified condition when the lease terminates. We recorded a $2.1 million noncurrent liability for these asset retirement obligations and a $0.4 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation. The cumulative effect upon adoption of this accounting standard was a charge of $1.9 million including a tax effect of $0.2 million.

     We were unable to recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. We currently intend to operate these facilities indefinitely and are therefore unable to reasonably estimate the fair value of any legal obligations we may have because of the indeterminate closure dates.

     The following table presents the activity for the asset retirement obligations for the three months ended August 24, 2004:

(In Millions)
Balance at beginning of fiscal 2004                          $ 2.1
Accretion expense                                              0.1
                                                    -----------------------
Ending balance                                               $ 2.2
                                                    =======================

     The following table presents net income and earnings per share for the first quarter of fiscal 2004 and 2003, as if the provisions of SFAS No. 143 had been applicable in fiscal 2003:

                                                                               Three Months Ended
                                                                          Aug. 24,              Aug. 25,
(In Millions, Except Per Share Amounts)                                     2003                  2002
                                                                   ----------------------- -------------------

Net income, as reported                                                   $  29.7                  $   1.3
Add back:
  Cumulative effect of a change in accounting principle
    including tax effect of $0.2 million                                      1.9                      -
Deduct:
  Accretion and depreciation, net of tax                                      -                        0.1
                                                                   ----------------------- -------------------
                                                                   ----------------------- -------------------
Net income, as adjusted                                                   $  31.6                 $    1.2
                                                                   ======================= ===================
                                                                   ======================= ===================

Net income per share, as adjusted:                                                                     -
  Basic                                                                  $    0.17                $    0.01
  Diluted                                                                $    0.16                $    0.01

Note 6.  Segment Information

The following table presents information related to our reportable segments:

                                                      Information  Enterprise  Enhanced
                                              Analog   Appliance   Networking  Solutions
(In Millions)                                 Segment   Segment     Segment     Segment   All Others  Eliminations    Total
                                             --------- ---------    --------   --------    -------    ------------ -------------
Three months ended August 24, 2003:
   Sales to unaffiliated customers             $334.1   $ 55.9       $  5.3      $11.0      $18.5                     $ 424.8
                                             ========= =========    ========   ========    =======    ============ =============

  Segment income (loss) before income
  taxes and cumulative effect of a change
  in accounting principle:                     $ 54.3   $(14.8)      $ (3.9)     $ 4.6      $(4.3)          -         $  35.9
                                             ========= =========    ========   ========    =======    ============ =============

Three months ended August 25, 2002:
   Sales to unaffiliated customers             $327.1   $ 55.8       $  5.5      $11.4      $20.8                     $ 420.6
                                             ========= =========    ========   ========    =======    ============ =============

  Segment income (loss) before income taxes:   $ 13.9   $(12.4)      $(10.4)     $ 2.9      $10.3           -         $   4.3
                                             ========= =========    ========   ========    =======    ============ =============


Note 7.  Contingencies - Legal Proceedings

We have been named to the National Priorities List for our Santa Clara, California, site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2004.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, our liability for these excess costs has not been material.
     In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs are presently seeking to certify a medical monitoring class, which we are opposing. Discovery in the case is proceeding.
     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the appeals court reversed the lower court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the appeals court in April 2003. Our motion to stay the issuance of the appeals court mandate to the district court pending our petition to the U.S. Supreme Court was denied in May 2003. We have filed a petition for a writ of certiorari with the U.S. Supreme Court and we intend to continue to contest the case through all available means.
     Our tax returns for certain years are under examination in the U.S. by the IRS and in other countries by local authorities. The IRS has completed examining our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments relate to R&D credits, inventory and depreciation deductions. We intend to contest the adjustments administratively. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover the amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in their audits.
     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to our consolidated financial position or results of operations.

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

Note 8.  Subsequent Event

In September 2003, we completed the repurchase of approximately 7.5 million shares of our common stock for $202.2 million. This share repurchase was made pursuant to the $400 million stock buy-back program that we announced in July 2003. We completed the repurchase through a privately negotiated transaction with a major financial institution. All of the shares were immediately retired.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report on Form-10-Q contains forward-looking statements within the meaning of Section-27A of the Securities Act of 1933 and Section-21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, and acquisitions and investments in other companies and are indicated by words or phrases such as "expect," "outlook," "foresee," "we believe," "we intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the growth rate in the wireless, PC and communications infrastructure industries; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; our success in integrating acquisitions and achieving operating improvements with acquisitions; risks of international operations; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our annual report on Form 10-K for the fiscal year ended May 25, 2003.

o    Critical Accounting Policies
---------------------------------
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record a provision for estimated future returns at the time of shipment. Approximately 53 percent of our semiconductor product sales are currently made through distributors. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. To date, the actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.
          Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

2.   Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write down inventory below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. To date the actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

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

          We perform an annual review for goodwill impairment in our fiscal fourth quarter or whenever potential indicators of impairment exist. Our impairment review is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, and our Enterprise Networking reporting unit, which is a separate reportable segment. Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to improve, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

4.   Deferred Income Taxes
     We determine deferred tax liabilities and assets based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over such future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

o    Overview
-------------
During the first quarter of fiscal 2004, we continued to take steps consistent with the objectives of the strategic profit-improvement actions that were first announced in February 2003. We completed the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products (See Note 4). This included the sale of certain assets of the business to Advanced Micro Devices, Inc. In addition, AMD hired a majority of the employees in that business unit. With this sale now complete, we are concentrating our R&D investments on analog capabilities and focusing our efforts towards growing our analog sales and increasing our profitability.
     Net sales for the first quarter of fiscal 2004 were $424.8 million. This represents a slight increase over sales of $420.6 million for the first quarter of fiscal 2003. The increase came from higher demand, particularly for power management products, as business conditions for the semiconductor industry have gradually improved from a year ago.
     For the first quarter of fiscal 2004, we earned net income of $29.7 million, compared to net income of $1.3 million for the first quarter of fiscal 2003. This improvement in our operating results for fiscal 2004 compared to fiscal 2003 was driven by reduced operating expenses achieved from the implementation of the strategic profit-improvement actions launched in February 2003, as well as higher gross margins.
     Net income for the first quarter of fiscal 2004 included $12.6 million of special items for net charges related to cost reduction actions and the exit and sale of the information appliance business (See Note 4). Net income for the first quarter of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effective of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See Note 5). No special items were included in net income for the first quarter of fiscal 2003.

o    Sales
----------
The following discussion is based on our operating segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 25, 2003.
     The Analog segment, which represents 79 percent of our total sales, recorded a slight increase in sales of 2 percent for the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The increase came primarily from higher volume as unit shipments increased 5 percent from the same period last year. At the same time, average selling prices declined 2 percent from the first quarter of fiscal 2003, which came from a shift in unit mix toward lower priced products and some modest price declines. These lower priced products included a variety of high performance analog products offered in very small form factors, made possible by our advanced chip-packaging technologies. Within the Analog segment, sales of power management and amplifier products contributed to the growth in sales for the first quarter of fiscal 2004 with increases of 37 percent and 13 percent, respectively, over sales in the first quarter of fiscal 2003. Products for wireless handsets largely drove the sales growth in power management products. Sales for the first quarter of fiscal 2004 of application-specific wireless products, primarily radio frequency building blocks, remained flat while sales of remaining analog product areas declined in general compared to last year's first quarter.
     Sales for the first quarter of fiscal 2004 for the Information Appliance segment were flat compared to the first quarter of fiscal 2003. Higher average selling prices on flat unit volume for GeodeTM integrated processor products were offset by lower average selling prices on lower unit volume of integrated
DVD products. The GeodeTM product family is the primary component of the information appliance segment that was sold to Advanced Micro Devices, Inc. in late August 2003 (See Note 4).

o    Gross Margin
-----------------
Gross margin as a percentage of sales was 47 percent for the first quarter of fiscal 2004 compared to 43 percent in the first quarter of fiscal 2003. This increase was primarily driven by higher factory utilization, as well as a net improvement in product mix and pricing. Wafer fabrication capacity utilization during the first quarter of fiscal 2004, based on wafer starts, was 87 percent, compared to 74 percent for the first quarter of fiscal 2003 when production activity was lower due to weaker business conditions.

o    Research and Development
-----------------------------
Our research and development expenses for the first quarter of fiscal 2004 were $92.1 million, or 22 percent of sales, compared to $110.7 million, or 26 percent of sales, for the first quarter of fiscal 2003. Lower R&D expenses reflect the impact of actions we launched in February 2003 to reduce our R&D as a percent of sales. These actions included exits of businesses, headcount reductions and restructuring of a licensing agreement with TSMC. Ongoing R&D spending is heavily focused on anlog products and underlying analog capabilities. Because we made significant reductions in total R&D spending compared to fiscal 2003, spending for the first quarter of fiscal 2004 for new product development was down by 11 percent and for process and support technology was down by 38 percent. We continue to invest in the development of new analog and mixed-signal technology-based products for applications such as wireless handsets, displays, notebook PCs, other portable devices and other applications that require analog.

o    Selling, General and Administrative
----------------------------------------
Our selling, general and administrative expenses in the first quarter of fiscal 2004 were $68.4 million, or 16 percent of sales, compared to $69.9 million, or 17 percent of sales, in the first quarter of fiscal 2003. The overall decrease in SG&A expenses was mainly due to the cost reduction actions that were implemented in fiscal 2003 as part of our strategic profit-improvement plan. These actions reduced SG&A headcount, as well as discretionary selling and marketing program expenses.

o    Interest Income and Interest Expense
-----------------------------------------
For the first quarter of fiscal 2004, we earned net interest income of $3.1 million compared to $4.1 million in the first quarter of fiscal 2003. This decrease in net interest income was due to lower average interest rates, although average cash balances were higher. Offsetting interest expense was slightly lower during the quarter as we continued to reduce our outstanding debt balances.

o     Other Income (Expense), Net
---------------------------------
We recorded other income, net, of $5.5 million for the first quarter of fiscal 2004 compared to other expense, net, of $1.5 million for the first quarter of fiscal 2003. The components of other income, net, include $8.0 million of net intellectual property income and a $2.3 million gain from the sale of an investment, which were offset by a $4.8 million charge for our share in net losses of equity-method investments. The components of other expense, net, for the first quarter of fiscal 2003 included $1.6 million of net intellectual property income, a $0.7 million gain from the sale of an investment, a $3.6 million charge for our share in net losses of equity-method investments and $0.2 million of other miscellaneous losses.

o        Income Tax Expense
---------------------------
We recorded income tax expense before the cumulative effect of a change in accounting principle of $4.3 million in the first quarter of fiscal 2004, compared to $3.0 million in the first quarter of fiscal 2003. The effective tax rate was 12 percent for the first quarter of fiscal 2004. Fiscal 2004 tax expense consists primarily of U.S. alternative minimum tax, net of operating loss carryforwards, and non-U.S. income taxes. The fiscal 2003 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes in fiscal 2003.

o        Liquidity and Capital Resources
----------------------------------------
During the first quarter of fiscal 2004, cash and cash equivalents decreased $80.8 million compared to an increase of $37.7 million in the first quarter of fiscal 2003. The primary factors contributing to these changes are described below:
     We generated cash from operating activities of $25.2 million in the first quarter of fiscal 2004 compared to $15.4 million in the first quarter of fiscal 2003. Cash was generated from operating activities because net income, after adjusting for noncash items (primarily depreciation and amortization), was greater than the negative impact that came from changes in working capital components. The negative changes from working capital components for the first quarter of fiscal 2004 came primarily from decreases in accounts payable and accrued expenses combined with increases in receivables, inventories and other current assets. Cash from operating activities in the first quarter of fiscal 2003 was also generated because net income, after adjusting for noncash items (primarily depreciation and amortization), was greater than the negative impact that came from changes in working capital components.
     Our investing activities used cash of $125.7 million in the first quarter of fiscal 2004, while generating cash of $13.5 million in the first quarter of fiscal 2003. Major uses of cash in fiscal 2004 included net purchases of available-for-sale securities of $82.8 million combined with investment in property, plant and equipment of $41.5 million, primarily for machinery and equipment. Cash provided by investing activities in the first quarter of fiscal 2003 came from the net sale and maturity of available-for-sale securities of $83.3 million, which was partially offset by investment in property, plant and equipment of $60.9 million.
     Our financing activities generated cash of $19.7 million in the first quarter of fiscal 2004 compared to $8.8 million in the first quarter of fiscal 2003. The primary source of cash in the first quarter of fiscal 2004 came from the issuance of common stock under employee benefit plans in the amount of $20.6 million, which was slightly offset by a $0.9 million repayment of our outstanding debt balances. The primary source of cash in the first quarter of fiscal 2003 came from the issuance of common stock under employee benefit plans of $10.9 million, which was slightly offset by a $2.1 million repayment of our outstanding debt balances.
     After the end of the first quarter of fiscal 2004, we completed the repurchase of approximately 7.5 million shares of our common stock for $202.2 million in September 2003 pursuant to the $400 million stock buy-back program authorized by the board of directors in July 2003.

     We foresee continuing cash outlays for plant and equipment in fiscal 2004, with our primary focus on developing new capabilities that support our target growth markets and improve our manufacturing efficiency and productivity. We are continuing with the construction of an assembly and test facility in China that was begun in fiscal 2003 as part of our effort to increase assembly and test capacity, as well as expand our business presence in Asia markets. We currently expect our fiscal 2004 capital expenditure amount to be higher than the fiscal 2003 amount. However, we will continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments in fiscal 2004.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of August 24, 2003:

                                 Fiscal Year:                                            2009 and
(In Millions)                    2004            2005       2006      2007      2008     thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Contractual obligations:
  Debt obligations                   $  1.4        $20.6    $   -     $   -     $   -       $   -       $ 22.0
  Noncancellable
    operating leases                   16.1         15.7       10.6       8.7       6.5         6.3       63.9
Purchase obligations under:
  CAD software licensing
     Agreements                        18.5         20.2        9.0       7.7       -           -         55.4
  Fairchild manufacturing
     Agreement                          4.3          -          -         -         -           -          4.3
  Other                                 1.1          1.5        0.8       -         -           -          3.4
                                 --------------- ---------- --------- --------- -------- ------------- ----------
Total                                 $41.4        $58.0      $20.4     $16.4      $6.5        $6.3     $149.0
                                 =============== ========== ========= ========= ======== ============= ============

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                        $ 8.6             -          -         -          -          -        $ 8.6
                                 =============== ========== ========= ========= ======== ============= ============

     In addition, as of August 24, 2003, capital purchase commitments were $32.2 million.

o    Outlook
------------
Although overall economic conditions continue to be somewhat uncertain and difficult to predict, demand levels for the first quarter of fiscal 2004 were slightly better as we have seen market conditions in the semiconductor industry gradually improve from a year ago. New orders in the fiscal 2004 first quarter showed a slight seasonal decline from the preceding fiscal 2003 fourth quarter, but order rates improved as the quarter progressed. Despite the overall decline in new orders, our Analog segment experienced sequential quarterly growth in new orders in the first quarter of fiscal 2004, as new orders for power management and wireless products grew substantially. As a result of the recent improvement in the weekly run rate of total orders, including turns orders, which are orders received with delivery requested in the same quarter, our opening 13-week backlog entering the second quarter of fiscal 2004 was higher than it was entering the first quarter of fiscal 2004. We also usually experience sequential quarterly sales growth in our second fiscal quarter, as our customers prepare to meet the upcoming holiday demand. Based on these factors, we anticipate that sales for the second quarter of fiscal 2004 will grow 4 to 7 percent from the fiscal 2004 first quarter. If, however, a normal level of turns orders is not achieved or the rate of new orders declines, we may not be able to achieve this increase. Dependent upon the level of revenue achieved, we also expect gross margin percentage in the second quarter of fiscal 2004 to be higher by 1 to 1.5 percentage points from gross margin achieved in the fiscal 2004 first quarter, as wafer fabrication utilization is expected to continue running at high levels during the second quarter based on expected demand. We believe we have the ability to adjust the level of production activity in our manufacturing facilities to align with changes in order levels and economic conditions during the quarter, if necessary. However, the mix of available product may not exactly match the mix of product requested on a short-term basis.

     In late August 2003, we completed the exit and sale of our information appliance business, representing a key step in a series of profit-improvement actions launched in February 2003 designed to improve our return on investment and streamline our cost structure. Accordingly, we expect R&D expenses in the second quarter of fiscal 2004 to be in the range of $86-$88 million, with SG&A expenses in the range of $66-$68 million. As noted above, we expect our investment in property, plant and equipment in total for fiscal 2004 to be higher than fiscal 2003.

o    Risk Factors
-----------------
CONDITIONS INHERENT IN THE SEMICONDUCTOR INDUSTRY CAUSE PERIODIC FLUCTUATIONS IN OUR OPERATING RESULTS. Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. As a result of these industry conditions, we have experienced in the past and expect to experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN OUR MARKETS. Competition in the semiconductor industry is intense. We compete with a number of major corporations in the high-volume segment of the industry. These include several multinational companies whose semiconductor business may be only part of their overall operations, such as Koninklijke (Royal) Philips Electronics, Matsushita, Motorola, NEC, Samsung and Toshiba. We also compete with a large number of corporations such as Texas Instruments, ST Microelectronics, Maxim, Analog Devices and Linear Technology that sell competing products into some of the same markets that we target. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with several of our customers, particularly customers in the networking and personal systems markets.
     The wireless handset market continues to be important to our future growth plans. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and image capture. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will ultimately be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are uncertain and difficult to predict with accuracy. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market.

IF DEVELOPMENT OF NEW PRODUCTS IS DELAYED OR MARKET ACCEPTANCE IS BELOW EXPECTATIONS, FUTURE OPERATING RESULTS MAY BE UNFAVORABLY AFFECTED. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, notebook PCs, other portable devices and other applications that require analog.

INVESTMENTS AND ACQUISITIONS. We have made and will continue to consider making strategic business investments and alliances and acquisitions, if necessary, to gain access to key technologies that we believe augment our existing technical capability or enable us to achieve faster time to market. These activities involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

EXPANSION OF OUR BUSINESS IN THE ASIA MARKETS. As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asia markets, we began construction of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China during the second quarter of fiscal 2003. We expect the facility to provide analog products quickly and cost effectively to our customers in Asia, as well as other regions as necessary. The facility will also increase our overall assembly and test capacity to support increasing product volume. Increases in product volume are dependent upon demand from our customers. If we do not increase product volume, lower than expected factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce our expected future gross margin.

WE FACE RISKS FROM OUR INTERNATIONAL OPERATIONS. We conduct a substantial portion of our operations outside the United States, and our business is subject to risks associated with many factors beyond our control. These factors include:

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

CURRENT WORLD EVENTS. Recent unrest in the many parts of the world including the continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations. Although the SARS illness appears to have been contained, if it or another such illness emerges, our business in Asia could be adversely affected. The spread of such illnesses beyond Asia could also negatively impact other aspects of our operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our Annual Report on Form 10-K for the year ended May 25, 2003 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26 of our Annual Report on Form 10-K for the year ended May 25, 2003 and in
Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in
Item 8 of our 2003 Form 10-K. There have been no material changes in market risk from the information reported in these sections.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.

     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.
          We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. The committee reviewed this Form 10-Q and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-Q and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. As required by SEC Rule 13a-15(b), the committee performed an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b)  Changes in internal controls.

     There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

o    Tax Matters
The IRS has completed examining our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments relate to R&D credits, inventory and depreciation deductions. We intend to contest the adjustments administratively. We are also in the process of undergoing a tax audit in the Netherlands and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover the amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in their audits.

o    Other
In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the third circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our motion to stay the issuance of the Appeals Court mandate to the District Court pending our petition to the U.S. Supreme Court was denied in May 2003. We have filed a petition for a writ of certiorari with the U.S. Supreme Court and we intend to continue to contest the case through all available means.
     You should also refer to the Legal Proceedings section in our Form 10-K for the fiscal year ended May 25, 2003 for a complete description of our other existing material legal proceedings.


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

10.1 Agreement  with  Ralph  V.  Whitworth;   Relational  Investors,  L.P.;  and
     Relational Investors LLC dated July 21, 2003 (incorporated by reference from the Exhibits to our Form 8-K filed July 23, 2003.)

10.2 Management Contract or Compensatory Plan or Arrangement: Fiscal Year 2004 Executive Officer Incentive Plan Agreement

10.3 Management Contract or Compensatory Plan or Agreement: Fiscal year 2004 Key Employee Incentive Plan

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

(b)  Reports on Form 8-K

     During the quarter ended August 24, 2003, we filed the following reports on Form 8-K:

     1. A report on Form 8-K was filed on June 5, 2003 furnishing to the Securities and Exchange Commission as part of Regulation FD disclosure our press release issued on June 5, 2003 announcing our earnings for the quarter ended May 25, 2003. The news release contained financial statements consisting of Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows prepared in accordance with GAAP. Certain reconciliations which were not prepared in accordance with GAAP were also included in the press release.

     2. A report on Form 8-K was filed on July 23, 2003 reporting as Regulation FD disclosure our agreement with Ralph V. Whitworth, Relational Investors, L.P., Relational Investors, LLC and other funds and partnerships controlled by Relational Investors, L.P. and Relational Investors, LLC (collectively, "Relational"). The agreement provides, inter alia, for the withdrawal of Relational's nomination of its candidates for election to National's board and access to National's management being made available to Relational. A copy of the agreement was included in the Form 8-K. No financial statements were included in the Form 8-K.

     3. A report on Form 8-K was filed on July 31, 2003 reporting as Regulation FD disclosure that our board of directors had authorized a program to repurchase up to $400 million of our stock. The press release announcing the program was included in the Form 8-K. No financial statements were included in the Form 8-K.

     4. A report on Form 8-K was filed on August 7, 2003 reporting as Regulation FD disclosure that we had signed a definitive agreement to sell our Information Appliance business unit to Advanced Micro Devices, Inc. The press release announcing the signing of the agreement was included in the Form 8-K. No financial statements were included in the Form 8-K.

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 2, 2003                       \s\Robert E. DeBarr
                                             -------------------
                                             Robert E. DeBarr
                                             Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer