Form 10-Q/A
period 2003-08-24
NATIONAL SEMICONDUCTOR CORP
filed 2003-11-26
CIK 70530

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
EXPLANATORY NOTE


This amendment on Form 10-Q/A has been filed to correct the disclosure of receivable allowances on the face of the consolidated balance sheet as of August 24, 2003, that was included in the Form 10-Q filed on October 2, 2003. The amount of the allowances shown as $23.3 million should have been shown as $34.0 million. The amount of net receivables of $156.5 million presented in the balance sheet was accurately stated. No amounts presented in the company's condensed consolidated balance sheet as of August 24, 2003 and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three months then ended are affected by this amendment.


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits
---      --------

31.      Rule 13a - 14(a)/15d - 14(a) Certifications

32.      Section 1350 Certifications

SIGNATURE
---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION


Date: November 26, 2003
                                        \s\ Robert E. DeBarr
                                        --------------------
                                        Robert E. DeBarr
                                        Controller
                                        Signing on behalf of the registrant
                                        and as principal accounting officer