Form 10-Q
period 2003-11-23
NATIONAL SEMICONDUCTOR CORP
filed 2004-01-06
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the quarterly period ended November 23, 2003

or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _ No X.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class              Outstanding at November 23, 2003.
         -------------------              ---------------------------------

Common stock, par value $0.50 per share           178,045,016

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                        Page No.
                                                                        --------

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for
the Three Months and Six Months Ended November 23, 2003 and
November 24, 2002                                                           3

Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited) for the Three Months and Six Months Ended
November 23, 2003 and November 24, 2002                                     4

Condensed  Consolidated  Balance Sheets  (Unaudited) as of
November 23, 2003 and May 25, 2003                                          5

Condensed  Consolidated  Statements of Cash Flows (Unaudited)
for the Six Months Ended November 23, 2003 and November 24, 2002            6

Notes to Condensed Consolidated Financial Statements (Unaudited)         7-15

Item 2.  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                            16-24

Item 3. Quantitative and Qualitative Disclosures About Market Risk         24

Item 4. Controls and Procedures                                            24

Part II. Other Information

Item 1. Legal Proceedings                                                  25

Item 4. Submission of Matters to a Vote of Security Holders             25-26

Item 6. Exhibits and Reports on Form 8-K                                26-27

Signature                                                                  28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in Millions, except per share amounts)

                                                          Three Months Ended             Six Months Ended
                                                       --------------------------     -------------------------
                                                       Nov. 23,      Nov. 24,         Nov. 23,     Nov. 24,
                                                          2003         2002              2003         2002
                                                       ------------ -------------     ------------ ------------
  Net sales                                               $ 473.5      $ 422.3           $ 898.3      $ 842.9
  Operating costs and expenses:
    Cost of sales                                           236.5        241.2             460.9        479.5
    Research and development                                 83.2        107.1             175.3        217.8
    Selling, general and administrative                      72.8         68.3             141.2        138.2
    Special items                                             6.0          0.7              18.6          0.7
                                                       ------------ -------------     ------------ ------------

  Total operating costs and expenses                        398.5        417.3             796.0        836.2
                                                       ------------ -------------     ------------ ------------

  Operating income                                           75.0          5.0             102.3          6.7
  Interest income, net                                        2.5          3.6               5.6          7.7
  Other income (expense), net                                (2.7)        (0.4)              2.8         (1.9)
                                                       ------------ -------------     ------------ ------------

  Income before taxes and cumulative effect
    of a change in accounting principle                      74.8          8.2             110.7         12.5
  Income tax expense                                          9.0          2.0              13.3          5.0
                                                       ------------ -------------     ------------ ------------

  Income before cumulative effect of a
    change in  accounting principle                          65.8          6.2              97.4          7.5
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million            -            -                (1.9)         -
                                                       ------------ -------------     ------------ ------------

  Net income                                             $   65.8     $    6.2          $   95.5     $    7.5
                                                       ============ =============     ============ ============

  Earnings per share:
  Income before cumulative effect of a change
    in accounting principle:
       Basic                                             $  0.37      $  0.03           $  0.53      $  0.04
       Diluted                                           $  0.34      $  0.03           $  0.50      $  0.04

  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million:
      Basic                                              $  -         $  -              $  0.01      $  -
      Diluted                                            $  -         $  -              $  0.01      $  -

  Net income:
       Basic                                             $  0.37    $    0.03           $  0.52     $   0.04
       Diluted                                           $  0.34    $    0.03           $  0.49     $   0.04

  Weighted-average shares used to calculate earning per share:
       Basic                                              180.1        181.3             182.3        181.0
       Diluted                                            195.5        182.0             193.7        184.5

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in Millions)



                                                           Three Months Ended                Six Months Ended
                                                        ---------------------------    ------------------------------
                                                         Nov. 23,      Nov. 24,          Nov. 23,        Nov. 24,
                                                           2003          2002              2003            2002
                                                        ------------- -------------    --------------- --------------
Net income                                                $   65.8       $   6.2          $  95.5        $    7.5

Other comprehensive income (loss), net of tax:
    Reclassification adjustment for net realized
     (gain) on available-for-sale securities
     included in net income                                    -            (2.9)             -              (3.6)
    Unrealized gain (loss) on
      available-for-sale securities                            0.8           4.1             (2.3)          (24.0)
    Derivative instruments:
      Unrealized gain on cash flow hedges                      0.1           0.1              0.2             0.5
                                                        ------------- -------------    --------------- --------------

Comprehensive income (loss)                               $   66.7       $   7.5          $  93.4        $  (19.6)
                                                        ============= =============    =============== ==============




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in Millions)

                                                                    Nov. 23,                 May 25,
                                                                      2003                    2003
                                                             ------------------------ -----------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                       $   513.5               $   802.2
      Short-term marketable investments                                   184.8                   113.2
      Receivables, less allowances of $35.3 in fiscal 2004
        and $38.2 in fiscal 2003                                          166.1                   137.1
      Inventories                                                         167.3                   142.2
      Deferred tax assets                                                  66.0                    66.0
      Other current assets                                                 26.6                    20.5
                                                             ------------------------ -----------------------

      Total current assets                                              1,124.3                 1,281.2

   Property, plant and equipment, net                                     679.5                   680.7
   Goodwill                                                               173.3                   173.3
   Other assets                                                            99.6                   109.4
                                                             ------------------------ -----------------------

   Total assets                                                        $2,076.7                $2,244.6
                                                             ======================== =======================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                             $      22.4             $       2.3
      Accounts payable                                                    108.2                   107.0
      Accrued expenses                                                    188.0                   192.3
      Income taxes payable                                                 54.6                    49.6
                                                             ------------------------ -----------------------

      Total current liabilities                                           373.2                   351.2

   Long-term debt                                                           -                      19.9
   Other noncurrent liabilities                                           180.9                   167.5
                                                             ------------------------ -----------------------

      Total liabilities                                                   554.1                   538.6
                                                             ------------------------ -----------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                         89.0                    91.8
      Additional paid-in capital                                        1,177.3                 1,451.3
      Retained earnings                                                   372.7                   277.2
      Accumulated other comprehensive loss                               (116.4)                 (114.3)
                                                             ------------------------ -----------------------

      Total shareholders' equity                                        1,522.6                 1,706.0
                                                             ------------------------ -----------------------

   Total liabilities and shareholders' equity                          $2,076.7                $2,244.6
                                                             ======================== =======================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in Millions)

                                                                             Six Months Ended
                                                              -----------------------------------------------
                                                                      Nov. 23,               Nov. 24,
                                                                        2003                    2002
                                                              ----------------------- -----------------------
   Cash flows from operating activities:
   Net income                                                       $  95.5              $     7.5
   Adjustments to reconcile net income with net cash
     provided by operating activities:
       Cumulative effect of a change in accounting principle            1.9                    -
       Depreciation and amortization                                  107.3                  113.8
       Gain on investments                                             (3.0)                  (0.5)
       Share in net losses of equity-method investments                 7.7                    6.1
       Loss on disposal of equipment                                    2.2                    1.6
       Noncash special items                                            4.5                    0.7
       Other, net                                                       2.4                    0.3
       Changes in certain assets and liabilities, net:
         Receivables                                                  (21.4)                 (12.6)
         Inventories                                                  (29.7)                  (8.0)
         Other current assets                                          (6.3)                  (9.8)
         Accounts payable and accrued expenses                        (14.6)                 (15.8)
         Income taxes payable                                           5.0                    8.6
         Other noncurrent liabilities                                  11.1                    7.3
                                                              ----------------------- -----------------------

   Net cash provided by operating activities                          162.6                   99.2
                                                              ----------------------- -----------------------

   Cash flows from investing activities:
   Purchase of property, plant and equipment                          (99.0)                 (98.3)
   Sale and maturity of available-for-sale securities                 314.0                  300.1
   Purchase of available-for-sale securities                         (386.7)                (290.2)
   Sale of investments                                                  7.2                    8.7
   Sale of equipment                                                    -                      2.3
   Business acquisition, net of cash acquired                           -                    (11.0)
   Investment in nonpublicly traded companies                          (1.7)                 (16.7)
   Funding of benefit plan                                             (4.5)                  (3.6)
   Other, net                                                           1.1                   (1.3)
                                                              ----------------------- -----------------------

   Net cash used by investing activities                             (169.6)                (110.0)
                                                              ----------------------- -----------------------

   Cash flows from financing activities:
   Repayment of debt                                                   (1.8)                  (3.5)
   Issuance of common stock under employee
     stock-based awards                                               120.1                   19.4
   Purchase and retirement of treasury stock                         (400.0)                   -
                                                              ----------------------- -----------------------

   Net cash (used by) provided by financing activities               (281.7)                  15.9
                                                              ----------------------- -----------------------

   Net change in cash and cash equivalents                           (288.7)                   5.1
   Cash and cash equivalents at beginning of period                   802.2                  681.3
                                                              ----------------------- -----------------------

   Cash and cash equivalents at end of period                       $ 513.5                $ 686.4
                                                              ======================= =======================

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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:


                                                          Three Months Ended         Six Months Ended
                                                        ------------------------   -----------------------
                                                          Nov. 23,     Nov. 24,     Nov. 23,    Nov. 24,
(In Millions)                                              2003         2002         2003        2002
                                                        ------------ -----------   ----------- -----------
Numerator:
  Income before cumulative effect of a change in
   accounting principle                                 $   65.8      $   6.2        $  97.4    $    7.5
                                                        ============ ===========   =========== ===========

  Net income                                            $   65.8      $   6.2        $  95.5    $    7.5
                                                        ============ ===========   =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                       180.1        181.3          182.3       181.0

  Effect of dilutive securities:
   Stock options                                            15.4          0.7           11.4         3.5
                                                        ------------ -----------   ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                               195.5        182.0          193.7       184.5
                                                        ============ ===========   =========== ===========


For the second quarter of fiscal 2004, we did not include options outstanding to purchase 6.8 million shares of common stock with a weighted-average exercise price of $58.32 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the quarter. These shares could, however, potentially dilute basic earnings per share in the future. For the first six months of fiscal 2004, we did not include options outstanding to purchase 15.2 million shares of common stock with a weighted-average exercise price of $44.97 in diluted earnings per share since their effect was also antidilutive because their exercise price exceeded the average market price during the same period. For the second quarter of fiscal 2003, we did not include options outstanding to purchase 35.0 million shares of common stock with a weighted-average exercise price of $32.20 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the quarter. For the first six months of fiscal 2003, we did not include options outstanding to purchase 27.5 million shares of common stock with a weighted-average exercise price of $37.00 in diluted earnings per share since their effect was antidilutive because their exercise price exceeded the average market price during the same period.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2004 was $22.51 and $15.16 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2003 was $8.30 and $9.61 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $4.74 and $4.48 per share for the second quarter and first six months of fiscal 2004, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $7.42 and $7.74 per share for the second quarter and first six months of fiscal 2003, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that assumes no expected dividends and uses the following weighted-average assumptions:

                                       Three Months Ended                Six Months Ended
                                  -----------------------------    -----------------------------
                                     Nov. 23,       Nov. 24,          Nov. 23,       Nov. 24,
                                       2003           2002              2003           2002
                                  -------------- --------------    ------------- ---------------
Stock Option Plans
     Expected life (in years)           5.4            5.0               5.1           5.0
     Expected volatility                 75%            77%               76%           77%
     Risk-free interest rate            3.3%           2.7%              3.3%          2.7%

Stock Purchase Plans
     Expected life (in years)           0.3            0.3               0.3           0.3
     Expected volatility                 48%            54%               50%           54%
     Risk-free interest rate            0.9%           1.1%              0.9%          1.1%

For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                         Three Months Ended                Six Months Ended
                                                    -------------- --------------    ------------- ---------------
                                                      Nov. 23,       Nov. 24,          Nov. 23,       Nov. 24,
(In Millions,  Except Per Share Amounts)                2003           2002              2003           2002
                                                    -------------- --------------    ------------- ---------------
Net income - as reported                               $   65.8      $     6.2          $   95.5      $    7.5
Add back:  Stock compensation charge included
   in net income determined under the intrinsic
   value method,  net of tax                                0.6            0.7               1.2           0.7
Deduct:  Total stock-based employee compensation
   expense determined under the fair value
   method, net of tax                                     (38.0)         (49.7)            (83.2)        (95.5)
                                                    -------------- --------------    ------------- ---------------
Net income (loss) - pro forma                           $  28.4       $  (42.8)          $  13.5      $  (87.3)
                                                    ============== ==============    ============= ===============

Basic earnings per share - as reported                  $  0.37       $   0.03          $   0.52      $   0.04
Basic earnings (loss) per share - pro forma             $  0.16       $  (0.24)          $  0.07      $  (0.48)
Diluted earnings per share - as reported               $   0.34       $   0.03          $   0.49      $   0.04
Diluted earnings (loss) per share - pro forma           $  0.15       $  (0.24)          $  0.07      $  (0.48)

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

Note 2. Consolidated Financial Statement Details

Balance sheets (in Millions):

                                        Nov. 23,             May 25,
                                          2003                2003
                                  -------------------- -------------------
Inventories:
  Raw materials                        $    7.6           $    8.1
  Work in process                         110.7               89.2
  Finished goods                           49.0               44.9
                                  -------------------- -------------------

Total inventories                        $167.3             $142.2
                                  ==================== ===================


Statements of operations (in Millions):

                                                           Three Months Ended                Six Months Ended
                                                        ---------------------------      --------------------------
                                                          Nov. 23,     Nov. 24,          Nov. 23,      Nov. 24,
                                                            2003          2002              2003         2002
                                                        -------------- ------------      ------------ -------------
Special items:
  Cost reduction charges (See Note 4)                      $   6.0        $   -              $ 18.6      $   -
  In-process research and development charges                  -              0.7               -            0.7
                                                        -------------- ------------      ------------ -------------
  Total special items                                       $  6.0         $  0.7            $ 18.6       $  0.7
                                                        ============== ============      ============ =============

Interest income, net:
  Interest income                                           $  2.7         $  4.1            $  5.9       $  8.6
  Interest expense                                            (0.2)          (0.5)             (0.3)        (0.9)
                                                        -------------- ------------      ------------ -------------
  Interest income, net                                      $  2.5         $  3.6            $  5.6       $  7.7
                                                        ============== ============      ============ =============

Other income (expense), net:
  Net intellectual property income                        $    -          $   2.5           $   8.0      $   4.1
  Net gain (loss) on investments                               0.7           (0.2)              3.0          0.5
  Share in net losses of equity-method investments            (2.9)          (2.5)             (7.7)        (6.1)
  Other                                                       (0.5)          (0.2)             (0.5)        (0.4)
                                                        -------------- ------------      ------------ -------------
  Total other income (expense), net                        $  (2.7)       $  (0.4)          $   2.8      $  (1.9)
                                                        ============== ============      ============ =============

Note 3.  Consolidated Statement of Cash Flows Information (in Millions)

                                                                                Six Months Ended
                                                                     -----------------------------------------
                                                                          Nov. 23,             Nov. 24,
                                                                            2003                 2002
                                                                     --------------------- -------------------
Supplemental Disclosure of Cash Flows Information:
Cash paid for:
     Interest                                                               $   0.3               $    1.0
     Income taxes                                                           $  10.0               $   10.2

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans                               $    0.9               $    0.8
Issuance of common stock to directors                                      $    0.4               $    0.3
Unearned compensation relating to restricted stock issuance                $    1.9               $    0.2
Restricted stock cancellation                                              $    0.8               $    0.9
Change in unrealized gain on cash flow hedges                              $    0.2               $    0.5
Change in unrealized gain on available-for-sale securities                 $   (2.3)              $  (27.6)
Acquisition of software license under long-term contracts                  $   11.0               $   13.9

Note 4.  Restructuring of Operations and Cost Reduction Programs

During the second quarter of fiscal 2004, we continued to take steps consistent with the objectives of our strategic profit-improvement actions that were initially launched in February 2003. We recorded a $6.0 million charge for supplemental actions, primarily for workforce reductions in various manufacturing, product development and support areas. The charge includes severance costs, as well as asset write-offs and lease obligations we incurred upon vacating certain manufacturing and design center facilities within the quarter upon the closure of those operations. In late August 2003, we also completed the exit and sale of our information appliance business. This action included the sale to Advanced Micro Devices, Inc. of certain intellectual property and assets of the information appliance business. As part of the transaction, AMD hired 125 former National employees who were mostly located in Longmont, Colorado. However, certain information appliance assets were not included in the sale transaction and certain employees that were directly supporting the information appliance business were not hired by AMD. The corresponding severance and asset impairments that were incurred resulted in net charges of $4.0 million for the exit and sale of the information appliance business, which were recorded in the first quarter of fiscal 2004. Included in this net amount are proceeds of $10.1 million from the sale of assets that had a carrying value of $7.5 million less transaction costs of $1.3 million. To date a total of 192 employees have been terminated in fiscal 2004 as a combined result of the exit from the information appliance business and the other supplemental actions. Total charges related to cost reduction actions, including the exit of the information appliance business, are presented in the following tables:

                                                       Enterprise        Enhanced
                                         Analog        Networking        Solutions
(In Millions)                            Segment         Segment          Segment       All Others        Total
                                      -------------- ---------------- ---------------- -------------- --------------
Three months ended November 23, 2003:
Severance                                   $ 2.0          $ -              $ -             $  1.8          $ 3.8
Exit related costs                            0.9            -                -                1.1            2.0
Asset write-off                               0.2            -                -                -              0.2
                                      -------------- ---------------- ---------------- -------------- --------------
                                            $ 3.1          $ -              $ -             $  2.9          $ 6.0
                                      ============== ================ ================ ============== ==============


                                                       Enterprise        Enhanced
                                         Analog        Networking        Solutions
(In Millions)                            Segment         Segment          Segment       All Others        Total
                                      -------------- ---------------- ---------------- -------------- --------------

Six months ended November 23, 2003:
Severance                                   $ 3.7          $ -              $ -             $  6.5         $ 10.2
Exit related costs                            3.1            -                -                1.2            4.3
Asset write-off                               1.3            -                -                4.1            5.4
                                      -------------- ---------------- ---------------- -------------- --------------
                                            $ 8.1          $ -              $ -            $  11.8         $ 19.9
                                      ============== ================ ================ ============== ==============

Noncash charges included in the tables above relate to the write-off of assets, primarily equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. The cellular baseband business was closed at the end of fiscal 2003 as part of the profit-improvement plan. In connection with the sale transaction to AMD discussed above, we also entered into a separate supply agreement where we will manufacture product for AMD at prices specified by the terms of the agreement, which we believe approximate market prices. This agreement is effective for three years unless terminated earlier as permitted under the terms of the agreement.
     The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the six months ended November 23, 2003:

                                                     Other Exit
(In Millions)                         Severance        Costs          Total
                                    -------------- -------------- --------------

Balance at beginning of fiscal year    $ 17.5           $ 7.8         $ 25.3
Cash payments                           (15.8)           (3.0)         (18.8)
Fiscal 2004 cost reduction charges       10.2             4.3           14.5
                                    -------------- -------------- --------------
Ending balance                         $ 11.9           $ 9.1         $ 21.0
                                    ============== ============== ==============

     Payments for the remaining severance are expected to be completed by the end of fiscal 2004. The remaining other exit costs, primarily lease obligations, are expected to be paid through lease expiration dates that range from August 2004 through January 2009.
     During the first six months of fiscal 2004 we paid severance to 305 employees in connection with workforce reductions announced in fiscal 2003 and the first six months of fiscal 2004. Amounts paid for other exit-related costs during the first six months of fiscal 2004 were primarily for payments under lease obligations associated with previous restructuring and cost reduction actions.

Note 5.  Accounting for Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," at the beginning of fiscal 2004. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from contractual commitments to decontaminate machinery and equipment used at our manufacturing facilities at the time we dispose of or replace them. We also have some leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result, we recorded a $2.1 million noncurrent liability for asset retirement obligations and a $0.4 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation. The cumulative effect recorded in the first quarter of fiscal 2004 upon the adoption of this accounting standard was a charge of $1.9 million, including a tax effect of $0.2 million.
     We were unable to recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. We currently intend to operate these facilities indefinitely and are therefore unable to reasonably estimate the fair value of any legal obligations we may have because of the indeterminate closure dates.

     The following table presents the activity for the asset retirement obligations for the six months ended November 23, 2003:

(In Millions)
Balance at beginning of fiscal 2004                        $ 2.1
Liability incurred                                           0.1
Accretion expense                                            0.1
                                                  -----------------------
Ending balance                                             $ 2.3
                                                  =======================

     The following table presents net income and earnings per share for the second quarter and first six months of fiscal 2004 and 2003, as if the provisions of SFAS No. 143 had been applicable in fiscal 2003:

                                                              Three Months Ended               Six Months Ended
                                                          ---------------------------    ------------------------------
                                                            Nov. 23,      Nov. 24,          Nov. 23,     Nov. 24,
(In Millions, Except Per Share Amounts)                       2003          2002              2003         2002
                                                          ---------------------------    ------------------------------
Net income, as reported                                    $  65.8       $   6.2            $  95.5        $   7.5
Add back:
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million             -             -                  1.9            -
Deduct:
 Accretion and depreciation in fiscal 2003, net of tax         -             -                  -              0.1
                                                          ------------- -------------    --------------- --------------
Net income, as adjusted                                    $  65.8      $    6.2            $  97.4       $    7.4
                                                          ============= =============    =============== ==============

Net income per share, as adjusted:
  Basic                                                   $    0.37     $    0.03          $    0.53      $    0.04
  Diluted                                                 $    0.34     $    0.03          $    0.50      $    0.04

Note 6. Stock Repurchase

During the second quarter of fiscal 2004, we repurchased 12.7 million shares of our common stock for $400.0 million in connection with a stock repurchase program we announced in July 2003. A portion (7.5 million shares) of the total was purchased through a privately negotiated transaction with a major financial institution and the remainder was purchased in the open market.

Note 7. Segment Information

The following tables present information related to our reportable segments:

                                                                   Enterprise      Enhanced
                                                      Analog       Networking     Solutions
(In Millions)                                         Segment        Segment       Segment     All Others  Eliminations    Total
                                                  ------------- -------------- ------------- ------------ ------------- ------------
Three months ended November 23, 2003:
   Sales to unaffiliated customers                   $ 387.2      $   5.1        $  17.5     $    63.7                    $ 473.5
                                                  ============= ============== ============= ============ ============= ============

  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle:                                        $   86.8     $  (6.1)       $   6.0     $   (11.9)          -        $  74.8
                                                  ============= ============== ============= ============ ============= ============

Three months ended November 24, 2002:
   Sales to unaffiliated customers                   $ 323.1      $   4.3        $  13.4     $    81.5                    $ 422.3
                                                  ============= ============== ============= ============ ============= ============

  Segment income (loss) before income taxes:         $   15.3     $  (9.8)       $   6.1     $    (3.4)          -        $   8.2
                                                  ============= ============== ============= ============ ============= ============


Six months ended November 23, 2003:
   Sales to unaffiliated customers                   $ 721.3      $  10.4        $  28.5     $   138.1                    $ 898.3
                                                  ============= ============== ============= ============ ============= ============

  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle:                                        $ 141.1      $ (10.0)       $  10.6     $   (31.0)          -        $ 110.7
                                                  ============= ============== ============= ============ ============= ============

Six months ended November 24, 2002:
   Sales to unaffiliated customers                   $ 650.2      $   9.8        $  24.8     $   158.1                    $ 842.9
                                                  ============= ============== ============= ============ ============= ============

  Segment income (loss) before income taxes:         $   29.2     $ (20.2)       $   9.0     $    (5.5)          -        $  12.5
                                                  ============= ============== ============= ============ ============= ============

The GeodeTM family of integrated processor products was the primary component of the Information Appliance segment, which was formerly a reportable segment. It was sold to Advanced Micro Devices, Inc. in late August 2003 as part of our disposition of the information appliance business (See Note 4). Beginning in the second quarter of fiscal 2004, the other aggregated operating segments that were in our Information Appliance reportable segment no longer meet the requirements of a reportable segment and are included in "All Other." Prior period amounts have been reclassified to conform with the current year presentation.

Note 8. Contingencies - Legal Proceedings

o    Environmental Matters

     We have been named to the National Priorities List for our Santa Clara, California, site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the fiscal periods covered in these consolidated financial statements.
     As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no legal proceedings relating to them.

o    Tax Matters

     Our tax returns for certain years are under examination in the U.S. by the IRS and in other countries by local authorities. The IRS has completed examining our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments relate to R&D credits, inventory and depreciation deductions. We are contesting the adjustments administratively. We believe we have made adequate tax payments and/or accrued adequate amounts in our consolidated financial statements to cover the amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in their audits.

o    Other Matters

     In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. In November 2003, the court denied the plaintiffs' motion for certification of a medical monitoring class. Discovery in the case is proceeding.
     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the appeals court reversed the lower court's dismissal. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case is now in discovery in the trial court, where we intend to contest it through available means.

     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized in our consolidated financial statements will be incurred in amounts that would be material to our consolidated financial position or results of operations.

Contingencies - Other:

     In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and as a result, we have not recorded any liability in our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and acquisitions and investments in other companies and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "we believe," "we intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC, displays and networks; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; our success in integrating acquisitions and achieving operating improvements with acquisitions; risks of international operations; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.
     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our annual report on Form 10-K for the fiscal year ended May 25, 2003.

O    CRITICAL ACCOUNTING POLICIES
We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

     1.   Revenue Recognition

          We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. We record a provision for estimated future returns at the time of shipment. Approximately 50 percent of our semiconductor product sales are currently made through distributors. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. To date, the actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.
               Intellectual property income is not classified as revenue. This income is classified as non-operating income and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

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

     3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

          o    Significant decrease in the market value of an asset
          o Significant changes in the extent or manner for which the asset is being used or in its physical condition
          o A significant change, delay or departure in our business strategy related to the asset
          o Significant negative changes in the business climate, industry or economic conditions
          o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

               Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

               Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, our Enterprise Networking business unit, which is a separate reportable segment and our device connectivity business unit, which is an operating segment included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

     4.   Deferred Income Taxes

          We determine deferred tax liabilities and assets based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over those future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we have recorded.

o    OVERVIEW
During the first half of fiscal 2004, we continued to take steps consistent with the objectives of the strategic profit-improvement actions that were first announced in February 2003. In late August 2003, we completed the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products (See Note 4). In the second quarter of fiscal 2004, we completed some cost reduction activities associated with other supplemental actions that were also aimed at improving profitability. We are concentrating our R&D investments on analog capabilities and focusing on growing our analog sales and increasing our return on invested capital.
     Net sales were $473.5 million for the second quarter of fiscal 2004 and $898.3 million for the first six months of fiscal 2004. This represented increases of 12 percent from sales of $422.3 million for the second quarter of fiscal 2003 and 7 percent from sales of $842.9 million for the first six months of fiscal 2003. The increases come from higher demand, particularly for power management products, as business conditions for the semiconductor industry have improved from a year ago.
     We earned net income of $65.8 million in the second quarter of fiscal 2004 and $95.5 million in the first six months of fiscal 2004. This compares to net income of $6.2 million in the second quarter of fiscal 2003 and $7.5 million in the first six months of fiscal 2003. This improvement in net results was driven by higher gross margin on increased sales and reduced operating expenses achieved from the implementation of the strategic profit-improvement actions launched in February 2003.

     Net income included special items of $6.0 million in the second quarter of fiscal 2004 and $18.6 million in the first six months of fiscal 2004. The special items for the second quarter include charges for certain cost reduction actions completed during the quarter (See Note 4). Special items in the first six months of fiscal 2004 included charges of $12.6 million for cost reduction actions and the exit and sale of the information appliance business, which were recorded in the first fiscal quarter (See Note 4). Net income in the first six months of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See Note 5). In comparison, net income for the second quarter and first six months of fiscal 2003 included a special item of $0.7 million for an in-process R&D charge related to the acquisition in the second quarter of fiscal 2003 of DigitalQuake.

O    SALES
The following discussion is based on our operating segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 25, 2003.
     The Analog segment, which represents 80 percent of our total sales, recorded increases in sales of 20 percent for the second quarter of fiscal 2004 and 11 percent for the first six months of fiscal 2004 compared to the corresponding periods of fiscal 2003. The increases in Analog segment sales were largely attributable to increasing content of analog semiconductors in a variety of electronic products, including consumer products such as cellular phones, PDA's and other portable devices. The increases were driven by higher volume as unit shipments increased 27 percent for the second quarter of fiscal 2004 and 16 percent for the first six months of fiscal 2004 over the corresponding periods of fiscal 2003. At the same time, average selling prices declined 6 percent in the second quarter of fiscal 2004 and 4 percent in the first six months of fiscal 2004 from the corresponding periods of fiscal 2003. The decline in average selling prices came from a shift in unit mix toward lower priced, higher margin products, as well as some modest price declines. These lower priced, higher margin products include a variety of high performance analog products offered in very small form factors, made possible by our advanced chip-packaging technologies. Notwithstanding the shift in average selling prices, our gross margin percentage improved in fiscal 2004 compared fiscal 2003. Within the Analog segment, sales of power management products led the growth in sales with increases of 58 percent for the second quarter of fiscal 2004 and 48 percent for the first six months of fiscal 2004 over sales for the corresponding periods of fiscal 2003. Applications for wireless handsets largely drove the sales growth in power management products. In addition, sales of audio and application-specific wireless products (including radio frequency building blocks) increased by 39 percent and 35 percent, respectively, over sales in the second quarter of fiscal 2003. Sales of these products for the first six months of fiscal 2004 increased 23 percent and 17 percent, respectively, over sales for the first six months of fiscal 2003.
     The GeodeTM family of integrated processor products, the primary component of the Information Appliance segment, was sold to Advanced Micro Devices, Inc. in late August 2003 as part of our disposition of the information appliance business (See Note 4). As a result, the remaining aggregated operating segments that were in our Information Appliance reportable segment no longer meet the requirements of a reportable segment and beginning in the second quarter of fiscal 2004 are included in "All Other."
     In connection with the sale transaction to AMD (See Note 4), we also entered into a separate supply agreement where we will manufacture product for AMD at prices specified under the terms of the agreement, which we believe approximate market prices. Sales of these products to AMD are included as a part of our foundry business unit and is a separate operating segment included in "All Other."

O    GROSS MARGIN
Gross margin as a percentage of sales was 50 percent for the second quarter of fiscal 2004 and 49 percent for the first six months of fiscal 2004. This compares to 43 percent for each of the comparable periods of fiscal 2003. The increase comes primarily from higher factory utilization, as well as a net improvement in product mix. Wafer fabrication capacity utilization during the first six months of fiscal 2004 was 90 percent, based on wafer starts, compared to 68 percent for the first six months of fiscal 2003 when production activity was lower under weaker business conditions.

o    RESEARCH AND DEVELOPMENT
Our research and development expenses were $83.2 million, or 18 percent of sales, for the second quarter of fiscal 2004 and $175.3 million, or 20 percent of sales, for the first six months of fiscal 2004. This represents decreases of 22 percent from the second quarter of fiscal 2003 and 20 percent from the first six months of fiscal 2003. R&D expenses were $107.1 million, or 25 percent of sales, for the second quarter of fiscal 2003 and $217.8 million, or 26 percent of sales, for the first six months of fiscal 2003. Lower R&D expenses reflect the impact of actions we initially launched in February 2003 to reduce our R&D as a percent of sales. These actions included exits of businesses, headcount reductions and restructuring of a licensing agreement with TSMC. Ongoing R&D spending is now heavily focused on our analog products and our underlying analog capabilities. Total company spending through the first six months of fiscal 2004 for new product development was down 14 percent, and for process and support technology was down 39 percent, from the first six months of fiscal 2003 primarily due to reduced spending in the business areas we have exited. Although R&D spending is down as a whole and as a percent of sales, we continue to invest in the development of new analog and mixed-signal technology-based products for applications such as wireless handsets, displays, notebook PCs, other portable devices and other applications requiring analog technology.

O    SELLING, GENERAL AND ADMINISTRATIVE
Our selling, general and administrative expenses were $72.8 million, or 15 percent of sales, for the second quarter of fiscal 2004 and $141.2 million, or 16 percent of sales, for the first six months of fiscal 2004. This represents increases of 7 percent from the second quarter of fiscal 2003 and 2 percent from the first six months of fiscal 2003. SG&A expenses were $68.3 million, or 16 percent of sales, for the second quarter of fiscal 2003 and $138.2 million, or 16 percent of sales, for the first six months of fiscal 2003. The increase in SG&A expenses was mainly due to higher costs in the second quarter of fiscal 2004 related to employee compensation and benefits, as well as some incremental costs for outside services. Although SG&A expenses were up in the second quarter, we are continuing to focus on controlling headcount and discretionary spending consistent with our profit improvement objectives.

O    INTEREST INCOME AND INTEREST EXPENSE
For the second quarter and first six months of fiscal 2004, we earned net interest income of $2.5 million and $5.6 million, compared to $3.6 million and $7.7 million for the corresponding periods of fiscal 2003. This decrease was due to lower average interest rates on lower average cash balances. Our cash balances were lower as a result of the repurchase of 12.7 million shares of our common stock for $400.0 million. Offsetting interest expense was lower during fiscal 2004 compared to fiscal 2003 as we continued to reduce our outstanding debt balances.

o    OTHER INCOME (EXPENSE), NET
The components of our other income (expense), net are primarily derived from our investments and intellectual property licensing activities. We recorded other expense, net, of $2.7 million for the second quarter of fiscal 2004 and other income, net, of $2.8 million for the first six months of fiscal 2004. This compared to other expense, net, of $0.4 million and $1.9 million for the second quarter and first six months of fiscal 2003. The components of other expense, net, for the second quarter of fiscal 2004 include a $0.7 million gain from sale of investments, offset by a $2.9 million charge for our share in net losses of equity-method investments and $0.5 million of other miscellaneous losses. Net intellectual property income for the second quarter of fiscal 2004 was immaterial. The components of other expense, net, for the second quarter of fiscal 2003 included $2.5 million of net intellectual property income, offset by a $0.2 million net loss from the write down of investments, a $2.5 million charge for our share in net losses of equity-method investments and $0.2 million of other miscellaneous losses. For the first six months of fiscal 2004, other income, net, included $8.0 million of net intellectual property income and a $3.0 million gain from the sale of an investment, partially offset by a $7.7 million charge for our share in net losses of equity-method investments and $0.5 million of other miscellaneous losses. For the first six months of fiscal 2003, other expense, net, included $4.1 million of net intellectual property income and a $0.5 million net gain from sale of investments, offset by a $6.1 million charge for our share in net losses of equity-method investments and $0.4 million of other miscellaneous losses.

o    INCOME TAX EXPENSE
We recorded income tax expense of $9.0 million for the second quarter of fiscal 2004 and $13.3 million for the first six months of fiscal 2004 on income before taxes and cumulative effect of a change in accounting principle. This compares to income tax expense of $2.0 million and $5.0 million for the corresponding periods of fiscal 2003, when our income was much lower. The fiscal 2004 estimated annual effective tax rate is 12 percent. Fiscal 2004 tax expense consists primarily of U.S. alternative minimum tax and non-U.S. income taxes. The fiscal 2003 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes in fiscal 2003.

o    LIQUIDITY AND CAPITAL RESOURCES
During the first six months of fiscal 2004, cash and cash equivalents decreased $288.7 million compared to an increase of $5.1 million in the first six months of fiscal 2003. The primary factors contributing to these changes are described below:

     We generated cash from operating activities of $162.6 million for the first six months of fiscal 2004 compared to $99.2 million for the first six months of fiscal 2003. Cash was generated from operating activities because net income, after adjusting for noncash items (primarily depreciation and amortization), was greater than the negative impact that came from changes in working capital components. The negative changes in working capital components for fiscal 2004 come primarily from increases in receivables and inventories combined with decreases in accounts payable and accrued expenses. Cash from operating activities for the first six months of fiscal 2003 was also generated because net income for that period, after adjusting for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components.
     Our investing activities used cash of $169.6 million in the first six months of fiscal 2004, compared to $110.0 million used in the first six months of fiscal 2003. Major uses of cash in fiscal 2004 included investment in property, plant and equipment of $99.0 million, primarily for machinery and equipment, and net purchases of available-for-sale securities of $72.7 million. Major uses of cash in the first six months of fiscal 2003 included investment in property, plant and equipment of $98.3 million, primarily for machinery and equipment, and the acquisition of DigitalQuake for $11.0 million, net of cash acquired.
     Our financing activities used cash of $281.7 million in the first six months of fiscal 2004 while generating cash of $15.9 million in the first six months of fiscal 2003. The primary use of cash in the first six months of fiscal 2004 came from our repurchase of 12.7 million shares of our common stock for $400.0 million. A portion (7.5 million shares) of the repurchase was transacted directly with a major financial institution and the remainder in the open market. This was partially offset by proceeds of $120.1 million from the issuance of common stock under employee benefit plans. The primary source of cash for the first six months of fiscal 2003 was from the issuance of common stock under employee benefit plans of $19.4 million, which was slightly offset by a $3.5 million repayment of our outstanding debt balances.
     We foresee continuing cash outlays for plant and equipment in fiscal 2004, with our primary focus on extending capacity and capabilities at our existing sites. We are continuing with the construction of an assembly and test facility in China that was begun in fiscal 2003 as part of our effort to increase assembly and test capacity, as well as expand our business presence in Asian markets. We currently expect our fiscal 2004 capital expenditure amount to be greater than the fiscal 2003 amount. However, we continue to manage capital expenditures in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments in fiscal 2004 and the following twelve months.
     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.
     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations and commercial commitments as of November 23, 2003:

                                 Fiscal Year:                                            2009 and
(In Millions)                    2004            2005       2006      2007      2008     thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- --------------
Contractual obligations:
  Debt obligations                 $    0.5        $21.9    $   -     $   -      $  -       $   -      $  22.4
  Noncancellable
    operating leases                   10.5         16.9       13.3      11.4       8.9         8.3       69.3
Purchase obligations under:
  CAD software licensing
     Agreements                         2.8         20.1        9.0       7.7       -           -         39.6
  Fairchild manufacturing
     Agreement                          4.1          -          -         -         -           -          4.1
  Other                                 0.7          1.5        0.8       -         -           -          3.0
                                 --------------- ---------- --------- --------- -------- ------------- --------------
Total                               $  18.6        $60.4      $23.1     $19.1     $ 8.9      $  8.3     $138.4
                                 =============== ========== ========= ========= ======== ============= ==============
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                       $     8.6          -          -         -          -          -      $    8.6
                                 =============== ========== ========= ========= ======== ============= ==============

     In addition, as of November 23, 2003, capital purchase commitments were $46.8 million.

O    OUTLOOK
Although overall economic conditions continue to be somewhat difficult to predict, demand levels for the first half of fiscal 2004 strengthened as we have seen market conditions in the semiconductor industry improve from a year ago. New orders for our fiscal 2004 second quarter grew substantially over the preceding quarter. The improvement was driven by higher seasonal demand for notebook PCs and wireless handsets, as well as strong order activity from our distribution channel. We saw improvement throughout the quarter in the weekly run rate of total orders, including turns orders, which are orders received with delivery requested in the same quarter. Our opening 13-week backlog entering the third quarter of fiscal 2004 is higher than it was entering the second quarter of fiscal 2004. However, we anticipate turns orders in the third quarter to be seasonally lower than the level achieved in the second quarter due to lower build activity that typically occurs in the post-holiday timeframe. In addition, since our fiscal year ends on the last Sunday of May, fiscal 2004 is a 53-week year. Our third fiscal quarter includes 14 weeks instead of the normal 13 weeks. Considering all factors, including those discussed above, we expect sales for the third quarter of fiscal 2004 to be 3 to 5 percent above the fiscal 2004 second quarter. However, if the anticipated level of turns orders is not achieved or the rate of new orders declines, we may not be able to achieve this increase. We also anticipate gross margin percentage in the third quarter of fiscal 2004 to be higher by 0.5 to 1 percentage point from gross margin achieved in the fiscal 2004 second quarter. Because wafer fabrication utilization should continue running at high levels during the third quarter, we anticipate that we will improve the mix and the overall pricing of the products we sell. However, the mix of available product may not exactly match the mix of product requested on a short-term basis.
     In late August 2003, we completed the exit and sale of our information appliance business, representing a key step in a series of profit-improvement actions initially launched in February 2003 designed to improve our return on investment and streamline our cost structure. In the second quarter, we completed some cost reduction activities associated with other supplemental actions that were consistent with the objectives of our overall profit-improvement action plans. Our operating expenses, consisting of R&D and SG&A, have benefited from these actions. This will be partially offset by incremental programs, as well as certain external factors such as foreign currency exchange rate fluctuations. For the third quarter of fiscal 2004, we anticipate that operating expenses will range from $155-$160 million which is relatively consistent with the amounts recorded in the recent second quarter. We expect our investment in property, plant and equipment in total for fiscal 2004 to be greater than fiscal 2003. See "Liquidity and Capital Resources."

o    RISK FACTORS
Conditions inherent in the semiconductor industry cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Substantial capital and R&D investment are also required to support products and manufacturing processes. We have experienced in the past and expect to experience in the future periodic fluctuations in our operating results. Shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO COMPETE SUCCESSFULLY IN OUR MARKETS. Competition in the semiconductor industry is intense. Our major competitors include Texas Instruments, ST Microelectronics, Maxim, Analog Devices and Linear Technology that sell competing products into some of the same markets that we target. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with some of our customers in certain markets, such as displays and wireless handsets.
     The wireless handset market continues to be important to our future growth plans. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and image capture. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are uncertain and difficult to predict with accuracy. Delayed introduction of next-generation wireless base stations also negatively impacts potential growth in the wireless handset market.

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

INVESTMENTS AND ACQUISITIONS. We have made and will continue to consider making strategic business investments and alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability or enable us to achieve faster time to market. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

EXPANSION OF OUR BUSINESS IN THE ASIAN MARKETS. As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asian markets, we began construction of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China during the second quarter of fiscal 2003. We expect the facility to provide analog products quickly and cost effectively to our customers in Asia, as well as other regions as necessary. The facility will also increase our overall assembly and test capacity to support increasing product volume. Product volume increases are dependent upon customer demand. If our product volume does not increase, lower factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce expected future gross margin.

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

     Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and they could adversely affect us in the future. In addition, although we try to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen and euro.

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

CURRENT WORLD EVENTS. Recent unrest in the many parts of the world including the continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations. Although the SARS illness appears to have been contained, if it or other pandemic illness emerges in Asia, our business there could be adversely affected. The spread of such illnesses beyond Asia could also negatively impact other aspects of our operations.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that the acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the third circuit reversed the District Court's dismissal. Our petition for a writ of certiorari to the U.S. Supreme Court was denied in October 2003 and the case is now in discovery in the District Court. We intend to continue to contest the case through all available means.

In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleges that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at our company. Plaintiffs claim to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one plaintiff claims to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Although no specific amount of monetary damages is claimed, plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. At the present time, the court has required the Scottish employees to seek their remedies in Scottish courts. In November 2003, the court denied the plaintiffs' motion for certification of a medical monitoring class. Discovery in the case is proceeding and we intend to defend this action vigorously.

You should also refer to the Legal Proceedings section in our Form 10-K for the fiscal year ended May 25, 2003 and in our Form 10-Q for the fiscal quarter ended August 24, 2003 for a description of our other existing material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

(a) National Semiconductor Corporation's Annual Meeting was held on September 26, 2003.

(b)  The following directors were elected at the meeting:

DIRECTOR                   FOR                       AUTHORITY WITHHELD
--------                   ---                       ------------------

Brian L. Halla            160,596,318                   5,721,278
Steven R. Appleton        158,426,073                   7,891,523
Gary P. Arnold            128,260,591                  38,057,005
Richard J. Danzig         157,778,606                   8,538,990
Robert J. Frankenberg     157,725,312                   8,592,284
E. Floyd Kvamme           162,995,966                   3,321,630
Modesto A. Maidique       158,394,518                   7,923,078
Edward R. McCracken       158,362,597                   7,954,999

(c)  The following matters were also voted on at the meeting:

     (i)  Proposal to approve KPMG as auditors of the Company:

   FOR:  163,109,076          Against:  2,377,750      Abstain:  830,770

     (ii) Proposal to approve the adoption of the 2003 Employees  Stock Purchase
          Plan:

   FOR:  161,398,815          Against:  3,952,606      Abstain: 966,175

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

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

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

(b)  Reports on Form 8-K

     During the quarter ended November 23, 2003, we filed the following reports on Form 8-K:

     1. A report on Form 8-K was filed on September 4, 2003 furnishing to the Securities and Exchange Commission as part of Regulation FD disclosure our press release issued on September 4, 2003 announcing our earnings for the quarter ended August 24, 2003. The news release contained Financial Statements consisting of Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows prepared in accordance with GAAP. Certain operating results information which was not prepared in accordance with GAAP was also included in the press release.

     2. A report on Form 8-K was filed on September 10, 2003 reporting as Regulation FD disclosure that we had purchased approximately 7.5 million shares of our stock pursuant to the buy-back program we had previously announced. The press release announcing the purchase was included in the Form 8-K. No financial statements were included in the Form 8-K.

     3. A report on Form 8-K was filed on November 6, 2003 reporting as Regulation FD disclosure that we had made an upward revision of our revenue outlook for the second quarter of fiscal 2004. The press release announcing the revision was included in the Form 8-K. No financial statements were included in the Form 8-K.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION


Date: January 5, 2004

                                      \s\ Robert E. DeBarr
                                      --------------------
                                      Robert E. DeBarr
                                      Controller
                                      Signing on behalf of the registrant and as principal accounting officer