Form 10-K/A
period 2003-05-25
NATIONAL SEMICONDUCTOR CORP
filed 2004-03-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes . No X .

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

PART II.
               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                                EXPLANATORY NOTE

As discussed in our Form 10-K filed on July 21, 2003, pursuant to Item 3-09 of Regulation S-X, we are required to file the separate financial statements of iReady Corporation as part of our Form 10-K for the year ended May 25, 2003, because our share in the net losses of iReady in the amount of $8.5 million exceeded 20 percent of our reported loss before income taxes of $23.3 million for fiscal 2003. iReady's fiscal year ended September 30, 2003. We are filing this amendment on Form 10-K/A to amend Item 8 to include the audited consolidated financial statements of iReady as of and for the year ended September 30, 2003 and unaudited consolidated financial statements as of and for the fiscal year ended September 30, 2002. Neither iReady's losses nor its financial condition or cash flows had a material effect on our results of operations, financial condition or cash flows in fiscal 2003. The financial statements of National Semiconductor Corporation as originally included in our Form 10-K have not changed and we are incorporating them herein by reference.

Except as expressly stated herein, this Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.


INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Financial Statements of iReady Corporation and Subsidiary:           Page

Independent Auditors' Report                                          F1

Consolidated Balance Sheets at September 30, 2003 and 2002            F2

Consolidated Statements of Operations for the years ended
        September 30, 2003 and 2002                                   F3

Consolidated Statements of Mandatorily Redeemable
        Convertible Preferred Stock and Stockholder's
        Deficit for the years ended September 30, 2003 and 2002       F4

Consolidated Statements of Cash Flows for the years
        ended September 30, 2003 and 2002                             F5

Notes to Consolidated Financial Statements                          F6-F27
                               iREADY CORPORATION
                                 AND SUBSIDIARY

                        Consolidated Financial Statements

                     September 30, 2003 and 2002 (Unaudited)

                   (With Independent Auditors' Report Thereon)
                               iReady Corporation
                                 and SUBSIDIARy



                                Table of Contents




                                                                  Page

Independent Auditors' Report                                        F1

Consolidated Balance Sheets                                         F2

Consolidated Statements of Operations                               F3

Consolidated Statements of Mandatorily Redeemable
    Convertible Preferred Stock and Stockholders' Deficit           F4

Consolidated Statements of Cash Flows                               F5

Notes to Consolidated Financial Statements                          F6

                          Independent Auditors' Report



The Board of Directors
iReady Corporation:


We have audited the accompanying consolidated balance sheet of iReady Corporation and subsidiary as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of iReady Corporation and subsidiary as of September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the accompanying consolidated financial statements, the consolidated balance sheet as of September 30, 2003 and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year ended September 30, 2003 have been restated.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1(b) to the consolidated financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in note 1(b). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                KPMG LLP



February 18, 2004
                                              iREADY CORPORATION
                                                AND SUBSIDIARY
                                         Consolidated Balance Sheets
                                         September 30, 2003 and 2002

                      Assets                                                         2003          2002
                                                                                -----------   ------------
                                                                                        (As restated)
                                                                                               (Unaudited)
Current assets:
  Cash and cash equivalents                                                     $  870,867       5,047,131
  Restricted cash                                                                    2,088         211,390
  Accounts receivable - related party                                               22,029               -
  Accounts receivable                                                                9,990               -
  Prepaid expenses                                                                  90,781         122,750
  Prepaid maintenance fees                                                          97,993         151,175
  Other current assets                                                              67,405              27
                                                                                -----------   ------------
        Total current assets                                                     1,161,153       5,532,473

Property and equipment, net                                                        565,680       1,307,929
Other assets                                                                             -          16,402
                                                                                -----------   ------------
        Total assets                                                            $1,726,833       6,856,804
                                                                                ===========   ============
           Liabilities, Mandatorily Redeemable Convertible
             Preferred Stock, and Stockholders' Deficit

Current liabilities:
  Accounts payable                                                              $  572,746         624,063
  Accrued compensation                                                             558,636         546,677
  Accrued liabilities - related party                                              340,000               -
  Convertible subordinated promissory notes - related parties                    6,045,015               -
  Other accrued liabilities                                                        215,389         135,519
  Restructuring accruals                                                                 -          50,000
  Note payable to related party                                                  4,000,000       4,000,000
  Obligations under capital lease, current portion                                 165,636         286,223
                                                                                -----------   ------------
        Total current liabilities                                                11,897,422      5,642,482
Obligations under capital lease, less current portion                                 5,512        123,645
                                                                                -----------   ------------
        Total liabilities                                                        11,902,934      5,766,127
                                                                                -----------   ------------
Commitments

Mandatorily redeemable convertible preferred stock:
  9% Series A-1 through A-4 preferred stock, par value $0.001 per share.
    Authorized 2,112,749 shares; issued and outstanding 2,007,368 shares;
    aggregate liquidation preference of $42,661,446                              48,461,391     44,395,889
  9% Series B-1 and B-2 preferred stock, par value $0.001 per share.
    Authorized 9,997,587 shares; issued and outstanding 9,904,894 shares;
    aggregate liquidation preference of $48,043,996                              35,738,249     30,662,864

Stockholders' deficit:
  Common stock, par value $0.001. Authorized 30,000,000 shares; issued
    and outstanding 119,956 shares                                                      120            120
  Additional paid-in capital                                                      1,129,060      1,129,060
  Accumulated deficit                                                           (95,504,921)   (75,097,256)
                                                                                -----------   ------------
        Total stockholders' deficit                                             (94,375,741)   (73,968,076)
                                                                                -----------   ------------
        Total liabilities, mandatorily redeemable convertible
          preferred stock, and stockholders' deficit                            $ 1,726,833      6,856,804
                                                                                ===========   ============

See accompanying notes to consolidated financial statements.

                                                 iREADY CORPORATION
                                                  AND SUBSIDIARY
                                        Consolidated Statements of Operations
                                        Years ended September 30, 2003 and 2002

                                                                                    2003            2002
                                                                                ------------    ------------
                                                                                         (As restated)
                                                                                                 (Unaudited)
Royalty revenues                                                                $     67,631          76,412
                                                                                ------------    ------------
Operating expenses:
  Research and development                                                         8,566,018       7,389,234
  Sales and marketing                                                              1,094,295       1,031,304
  General and administrative                                                       1,637,242       2,155,157
                                                                                ------------    ------------
        Total operating expenses                                                  11,297,555      10,575,695
                                                                                ------------    ------------
        Loss from operations                                                     (11,229,924)    (10,499,283)
Interest income                                                                       44,426          42,672
Interest expense                                                                    (406,475)    (10,698,638)
Other income, net                                                                    325,195          15,887
                                                                                ------------    ------------
        Net loss                                                                 (11,266,778)    (21,139,362)
Accretion on mandatorily redeemable convertible preferred stock                   (9,140,887)      6,033,636
                                                                                ------------    ------------
        Net loss applicable to common stockholders                              $(20,407,665)    (15,105,726)
                                                                                ============    ============

See accompanying notes to consolidated financial statements.

                                                            iREADY CORPORATION
                                                              AND SUBSIDIARY
                               Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock
                                                       and Stockholders' Deficit
                                                 Years ended September 30, 2003 and 2002



                                          Mandatorily redeemable                         Addi-  Warrants to
                                       convertible preferred stock     Common stock      tional   purchase                 Total
                                         ------------------------   ------------------  paid-in  preferred Accumulated stockholders'
                                           Shares       Amount       Shares    Amount    capital   stock     deficit      deficit
                                         -----------  -----------   --------- --------   -------  -------  -----------  ------------
                                                     (As restated)                                        (As restated)(As restated)
Balance as of September 30, 2001
  (unaudited)                             13,418,975  $52,724,482   4,839,029 $415,460   713,728  713,728  (59,991,530) (58,862,342)
    Accretion of mandatorily redeemable
      convertible preferred stock up to
      March 28, 2002 (unaudited)                   -    2,276,185           -        -         -        -   (2,276,185)  (2,276,185)
    Reversal of accretion of mandatorily
      redeemable convertible preferred
      stock (unaudited)                            -  (12,594,332)          -        -         -        -   12,594,332   12,594,332
    Reincorporation to iReady Corporation,
      Delaware (unaudited)               (13,418,975) (42,406,335) (4,839,029)(415,452)        - (713,728)           -   (1,129,180)
    Payout of partial share dollars
      (unaudited)                                  -            -           -       (8)        -        -            -           (8)
                                         -----------  -----------   ---------  -------   -------  -------  -----------  ------------
Balance as of March 28, 2002
  (unaudited)                                      -  $         -           -  $     -         -        -  (49,673,383) (49,673,383)
                                         ===========  ===========   =========  =======   =======  =======  ===========  ============
Incorporation of iReady Delaware,
  March 28, 2002 (unaudited)                       -  $         -           -  $     -         -        -  (49,673,383) (49,673,383)
Warrants assumed by iReady Delaware
  (unaudited)                                      -            -           -        -   713,728        -            -      713,728
Conversion of common stock (unaudited)             -            -     119,956      120   415,332        -            -      415,452
Conversion of Series A preferred stock
  into Series A-1 preferred stock, net of
  issuance costs of $25,444 (unaudited)      145,231    1,474,556           -        -         -        -            -            -
Conversion of Series B preferred stock
  into Series A-2 preferred stock, net of
  issuance costs of $43,520 (unaudited)      462,758    7,125,901           -        -         -        -            -            -
Conversion of Series C preferred stock
  into Series A-3 preferred stock, net of
  issuance costs of $72,427 (unaudited)      701,850   13,927,556           -        -         -        -            -            -
Conversion of Series D preferred stock
  into Series A-4 preferred stock, net of
  issuance costs of $111,309 (unaudited)     697,529   19,878,320           -        -         -        -            -            -
Issuance of iReady Delaware Series B-1
  preferred stock for cash of $8,040,000
  and upon conversion of bridge loan
  interest of $384,420, net of issuance
  costs of $805,515 (unaudited)            2,106,105    7,618,905           -        -         -        -            -            -
Issuance of iReady Delaware Series B-2
  preferred stock upon conversion of
  bridge loan, net of issuance costs
  of $47,749, as restated (unaudited)      7,798,789   10,350,600           -        -         -        -            -            -
Value of beneficial conversion feature
  of convertible bridge loan, as
  restated (unaudited)                             -   10,398,404           -        -         -        -            -            -
Accretion of mandatorily redeemable
  convertible preferred stock to
  redemption value, as restated
  (unaudited)                                      -    4,284,511           -        -         -        -   (4,284,511)  (4,284,511)
Net and comprehensive loss, as restated
  (unaudited)                                      -            -           -        -         -        -  (21,139,362) (21,139,362)
                                         -----------  -----------   ---------  -------   -------  -------  -----------  ------------
Balance as of September 30, 2002, as
  restated (unaudited)                    11,912,262   75,058,753     119,956      120 1,129,060        -  (75,097,256) (73,968,076)
Accretion of mandatorily redeemable
  convertible preferred stock to
  redemption value, as restated                    -    9,140,887           -        -         -        -   (9,140,887)  (9,140,887)
Net and comprehensive loss                         -            -           -        -         -        -  (11,266,778) (11,266,778)
                                         -----------  -----------   ---------  -------   -------  -------  -----------  ------------
Balance as of September 30, 2003,
  as restated                             11,912,262  $84,199,640     119,956  $   120 1,129,060        -  (95,504,921) (94,375,741)
                                         ===========  ===========   =========  =======   =======  =======  ===========  ============

See accompanying notes to consolidated financial statements.

                                                              iREADY CORPORATION
                                                                AND SUBSIDIARY
                                                   Consolidated Statements of Cash Flows
                                                  Years ended September 30, 2003 and 2002

                                                                                      2003          2002
                                                                                -------------  -------------
                                                                                        (As restated)
                                                                                                 (Unaudited)
Cash flows from operating activities:
  Net loss                                                                      $ (11,266,778)   (21,139,362)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                     997,228        791,261
    Amortization of the discount on convertible promissory notes                            -     10,398,404
    Loss on disposal of assets                                                              -          2,137
    Accrued interest on convertible promissory note from related parties              204,811              -
    Accrued interest on notes payable to related party                                175,888          9,137
    Changes in operating assets and liabilities:
        Accounts receivable - related party                                           (22,029)             -
        Accounts receivable                                                            (9,990)        21,434
        Prepaid expenses                                                               31,969        (87,037)
        Prepaid maintenance fees                                                       53,182       (115,124)
        Other current assets                                                          (67,378)       273,929
        Other assets                                                                   16,402              -
        Accounts payable                                                              (51,317)        34,329
        Accrued compensation                                                           11,959        298,180
        Accrued liabilities - related party                                           340,000              -
        Other accrued liabilities                                                     (96,018)         9,267
        Restructuring accrual                                                         (50,000)      (540,000)
                                                                                -------------  -------------
          Net cash used in operating activities                                    (9,732,071)   (10,043,445)
                                                                                -------------  -------------
Cash flows from investing activities:
  Restricted cash                                                                     209,302        233,338
  Acquisition of property and equipment                                              (184,341)      (828,225)
                                                                                -------------  -------------
          Net cash provided by (used in) investing activities                          24,961       (594,887)
                                                                                -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of mandatorily redeemable convertible
    preferred stock, net                                                                    -      7,182,735
  Repurchase of common stock                                                                -             (8)
  Proceeds from loan from related party                                                     -      4,000,000
  Proceeds from issuance of convertible debt                                        5,840,204      2,398,404
  Payment on capital lease obligations                                               (309,358)      (176,605)
                                                                                -------------  -------------
          Net cash provided by financing activities                                 5,530,846     13,404,526
                                                                                -------------  -------------
          Net (decrease) increase in cash and cash equivalents                     (4,176,264)     2,766,194

Cash and cash equivalents, beginning of year                                        5,047,131      2,280,937
                                                                                -------------  -------------
Cash and cash equivalents, end of year                                          $     870,867      5,047,131
                                                                                -------------  -------------
Supplemental disclosures of cash flow information:
  Cash paid during the year for interest                                        $      24,613         15,901
  Noncash investing and financing activities:
    Accretion on mandatorily redeemable convertible preferred stock                 9,140,887      6,560,696
    Reversal of accretion on mandatorily redeemable convertible
      preferred stock as a result of recapitalization                                       -    (12,594,332)
    Beneficial conversion feature of convertible note                                       -     10,398,404
    Conversion of convertible debenture and interest to mandatorily
      redeemable convertible preferred stock                                                -      8,384,420
    Property and equipment acquired under capital lease                                70,638        370,034

See accompanying notes to consolidated financial statements.

                               iready corporation
                                 and subsidiary

                   Notes to Consolidated Financial Statements

                           September 30, 2003 and 2002

            (Amounts as of and for the year ended September 30, 2002
                        and prior periods are unaudited)

(1)  Organization and Summary of Significant Accounting Policies

     iReady Corporation (the Company) was incorporated in California on January 8, 1996. In March 2002, the Company was reincorporated in Delaware and recapitalized (see note 6). The Company develops highly integrated semiconductor products that incorporate TCP/IP offload technology and support the iSCSI and IPsec protocols. The Company is developing chips, software, and related board-level products for use in high-performance networking applications such as enterprise servers and network storage devices. These products are being marketed under the EthernetMAXTM brand and are initially targeted for use in 1 Gb Ethernet network.

     From 1996 through 2001, the Company's TCP/IP offload technology was designed and licensed for use in office equipment, consumer electronics, home appliances, and other business and consumer applications so that those products could access the Internet. The Company licensed its technology to several customers. In 2001, the Company shifted its business model from a technology licensing company to a fabless semiconductor company, and its market focus from Internet appliances to high-speed networking. To date, all of the Company's revenues have come from the licensing of TCP/IP offload technologies.

     The Company's products and services are designed for an emerging market. Some of the Company's products utilize changing and emerging technologies. Demand and market acceptance of the Company's products are subject to a high level of uncertainty. Market acceptance of the Company's products is critical to the Company's success. The Company has limited operating history as a fabless semiconductor company. The Company's operating results may fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, the timing of product announcements by the Company or its competitors and general economic conditions. With the shift in its business model, the Company is subject to a number of risks, including, but not limited to, the need for additional financing to fund its future growth and development of its principal products, uncertain profitability and competition from larger companies, and the ability to attract and retain employees.

     (a)  Basis of Presentation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary iReady Corporation, a California corporation (iReady California). All material intercompany accounts and transactions have been eliminated.

     (b)  Liquidity

          The accompanying consolidated financial statements have been prepared on a going-concern basis. The Company has a stockholders' deficit of $(94,375,741) as of September 30, 2003. As of September 30, 2003, the Company has $870,867 of available cash and cash equivalents, and the Company used cash in operations of $9,732,071 and $10,043,445 (unaudited) in the years ended September 30, 2003 and 2002, respectively. Management of the Company has prepared a business plan that indicates that because of its working capital requirements, its future cash needs cannot be met entirely from funds generated internally from operations, if any. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company plans on obtaining outside capital through debt and/or equity financings in order to maintain its present and anticipated level of operations, but no assurances can be made that such capital will be available on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     (c)  Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences may be material to the consolidated financial statements.

     (d)  Cash Equivalents

          Cash equivalents consist of short-term highly liquid financial instruments with insignificant interest rate risk that are readily convertible to cash and that have maturities of three months or less from the date of purchase. Cash equivalents consist principally of a money market account that is stated at cost, which approximates fair value. The Company deposits cash and cash equivalents with what it believes to be high-credit quality financial institutions.

     (e)  Restricted Cash

          As of September 30, 2003 and 2002, the Company had restricted cash of $2,088 and $211,390 (unaudited), respectively. At 2002, the balance includes amounts pledged as collateral on outstanding letters of credit relating to a building lease agreement and restricted for certain employee benefit obligations. At 2003, the balance represents collateral for cash restricted for certain employee benefit obligations.

     (f)  Concentration of Credit Risk

          Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company's cash and cash equivalents as of September 30, 2003 are on deposit with two financial institutions. At times, such amounts may be in excess of federal deposit insurance limits. The Company has not experienced any losses on its deposits of cash and cash equivalents. Historically, accounts receivable are a result of royalties from licensees in the United States and Japan. As of September 30, 2003, all accounts receivable are associated with the sale of Alpha boards for initial evaluation of the Company's one-gigabit transport offload engine chip, and $22,029 is receivable from a related party. Ongoing evaluations are performed on iReady's customers' financial condition. The Company evaluates the collectibility of accounts receivable and establishes an allowance for doubtful accounts as warranted. As of September 30, 2003, no allowance for doubtful accounts has been established.

          For the year ended September 30, 2003, two customers in Japan accounted for 84% and 16% of total revenue, respectively. For the year ended September 30, 2002, two customers in Japan accounted for 84% (unaudited) and 15% (unaudited) of total revenue, respectively.

     (g)  Property and Equipment, Net

          Property and equipment are carried at historical cost, less accumulated depreciation. Property and equipment are depreciated over the estimated useful lives of the assets, generally two to five years, using the straight-line method. Equipment under capital leases is amortized on a straight-line basis over the shorter of the lease term or the lives of the respective assets, generally two to five years. Capitalized software is amortized over the estimated useful life of the software, generally two to three years.

     (h)  Impairment of Long-Lived Assets

          In the year ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, under which the Company identifies and records impairment losses on long-lived assets used in operations when events and circumstances indicate that assets might be impaired and when projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of the assets. If these conditions are present, the impairment loss is measured as the amount by which the carrying amount of these assets exceeds their fair value. No such impairments have been identified as of September 30, 2003, with respect to the Company's long-lived assets, which consist primarily of property and equipment. Long-lived assets classified as held for sale are recorded at the lower of carrying amount or fair value, less cost to sell.

     (i)  Revenue Recognition

          In prior years, the Company entered into nonexclusive technology license agreements with its customers. These agreements provided a license to use semiconductor products that embed the TCP/IP networking protocol in silicon (the iReady Chip Design) and to receive related engineering implementation services, customer support, training, and enhancements. In connection with these agreements, the Company typically received a one-time license fee and ongoing unit royalties.

          In the years ended September 30, 2003 and 2002, all revenue was derived from royalty payments in connection with the above licensing arrangements. Royalty revenue is recognized when a customer's product, encompassing the Company's product, has been shipped or transferred to a third party and iReady's customer has reported such sell-through to the Company.

          In the year ended September 30, 2003, the Company shipped Alpha boards to several customers. The Alpha board payments, totaling $38,332, were offset against research and development expense, as the boards were prototypes and were not available for commercial release.

     (j)  Other Income

          For the year ended September 30, 2003, other income includes a payment from the state of Hawaii for a research and development incentive in the amount of $339,008.

     (k)  Research and Development Expenses

          Research and development expenses are charged to operations as incurred.

     (l)  Stock-Based Compensation

          The Company accounts for employee stock-based compensation using the intrinsic-value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.

          Options granted to nonemployees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force (EITF) Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Nonemployee awards with future performance requirements that are subject to vesting are periodically remeasured to their current fair value, with the resulting value charged to expense over the period the related services are rendered. Nonemployee awards with no future performance requirements that are fully vested are valued at the date of grant and expensed in the period of grant.

          The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation expense for stock options granted to employees been determined based on the fair value of the related options at the grant dates, consistent with SFAS No. 123, the Company's net loss applicable to common stock would have increased to the pro forma amounts indicated below:

                                                  2003          2002
                                            --------------  ------------
                                                              (Unaudited)
     Net loss applicable to holders
       of common stock:
         As reported                        $ (20,407,665)  (15,105,726)
         Add back stock-based
           compensation included in net loss            -             -
         Deduct stock-based compensation
           calculated in accordance with the
           fair-value method                       (4,100)      (23,383)
                                            --------------  ------------
     Pro forma                              $ (20,411,765)  (15,129,109)
                                            ==============  ============

          The Company calculated the fair value of each option on the grant date using the Black-Scholes option-pricing model under the minimum-value method with the following weighted average assumptions:

                                                  2003          2002
                                            --------------  ------------
                                                              (Unaudited)
          Expected life (years)                   5             5
          Risk-free interest rate                2.71%         4.40%
          Volatility                             0.0%          0.0%
          Dividend yield                         0.0%          0.0%


          The fair value of options granted during the years ended September 30, 2003 and 2002 was $0.03 and $0.01 (unaudited) per share, respectively.

     (m)  Comprehensive Income (Loss)

          Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. To date, the Company has not had any material items other than net loss that are required to be reported in comprehensive income (loss), and as a result, the Company's net loss is the same as its comprehensive loss for all periods presented.

     (n)  Income Taxes

          The accompanying financial statements reflect the provisions of SFAS No. 109, Accounting for Income Taxes. Accordingly, income taxes are accounted for using an asset and liability approach. Deferred income tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to affect taxable income. In addition, deferred tax assets are recorded for the future benefit of utilizing net operating loss and research and development credit carryforwards. A valuation allowance is provided against deferred tax assets unless it is more likely than not that they will be realized.

     (o)  Advertising Expense

          The cost of advertising is expensed as incurred. Advertising costs were $12,644 in the year ended September 30, 2003 and $1,543 (unaudited) in the year ended September 30, 2002.

     (p)  Reclassifications

          Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation.

     (q)  New Accounting Pronouncements

          In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), and must be applied beginning January 1, 2003. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than when the exit or disposal plan is approved. The adoption of SFAS No. 146 did not have a material effect on the Company's consolidated financial position or results of operations.

          In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS No. 123's fair-value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair-value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair-value method of SFAS No. 123 or the intrinsic-value method of APB Opinion No. 25. The Company will continue to use the intrinsic-value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for the fair value of stock awards issued to employees.

          In May 2003,  the FASB  issued SFAS No.  150,  Accounting  for Certain
          Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. In accordance with the standard, financial instruments that embody obligations for the issuer are required to be classified as liabilities. For the Company, the statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective October 1, 2005. The Company currently does not have any financial instruments, other than mandatorily redeemable convertible preferred stock, that are within the scope of this statement.

          In November 2002, the EITF reached a consensus on EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, which provides guidance on the timing and method of revenue recognition for arrangements that include the delivery of more than one product or service. EITF Issue No. 00-21 is effective for arrangements entered into in periods beginning after June 15, 2003. The adoption of this consensus did not to have a material impact on the Company's consolidated financial position or results of operations.

(2)  Restatement of Financial Statements

     In connection with a re-audit of the Company's 2003 consolidated financial statements in February 2004, the Company adjusted the accounting for its recapitalization and convertible promissory notes that converted into Series B-2 preferred stock during fiscal 2002, to properly record a contingent beneficial conversion feature that existed at the date of note issuance, resulting in a restatement of the Company's consolidated financial statements for the years ended September 30, 2003 and 2002. The effect of the adjustment included recognition of the beneficial conversion features in equity and recognition of interest expense to record the note discount upon conversion of the note into Series B-2 preferred stock during fiscal 2002. Adjustments relating to fiscal 2002 and 2003 were also recorded to properly accrete the carrying value of the preferred stock to its mandatorily redeemable amount over the applicable redemption period.

     The following balance sheet and statement of operations amounts were restated as a result of this change:
                                                     As previously
                                                       reported     As restated
                                                     -------------  ------------
     Fiscal 2002 (unaudited):
     ------------------------
       Interest expense                              $    300,234    10,698,638
       Accretion on mandatorily redeemable
          convertible preferred stock                 (26,874,635)    6,033,636
       Net loss                                       (10,740,958)  (21,139,362)
       Net loss applicable to common stockholders     (37,615,593)  (15,105,726)
       9% Series B-1 and B-2 preferred stock           40,578,399    30,662,864
       Accumulated deficit                            (85,012,791)  (75,097,256)
     Fiscal 2003:
     ------------
       Accretion on mandatorily redeemable
          convertible preferred stock                  (7,958,357)   (9,140,887)
       Net loss applicable to common stockholders     (19,225,135)  (20,407,665)
       9% Series B-1 and B-2 preferred stock           44,471,254    35,738,249
       Accumulated deficit                           (104,237,926)  (95,504,921)




     Items related to these captions reported in the consolidated statements of cash flows and mandatorily redeemable convertible preferred stock and stockholders' deficit were also restated to reflect these changes. The restatements had no impact on cash flows used in, or provided by, operating, investing or financing activities.

(3)  Property and Equipment

     Property and equipment as of September 30, 2003 and 2002 are stated at cost and consisted of the following:

                                                            2003         2002
                                                        -----------  -----------
                                                                     (Unaudited)
     Property and equipment:
        Research and development equipment              $1,416,794     1,563,981
        Software                                           969,051     1,111,328
        Office furniture                                   316,271       313,333
        Office equipment                                   664,984       792,247
        Equipment under capital leases                     520,187       570,486
        Leasehold improvements                             180,553       159,029
                                                        -----------  -----------
                                                         4,067,840     4,510,404
        Less accumulated depreciation
          and amortization                               3,502,160     3,202,475
                                                        -----------  -----------
                                                        $  565,680     1,307,929
                                                        ===========  ===========

(4)  Debt and Capital Lease Obligations

     (a)  Note Payable to Related Party

          As of September 30, 2003, the Company had $4,000,000 outstanding under a secured promissory note with National Semiconductor (NSC), a related party. The amount payable under this note will be reduced by royalty payments, if any, due from NSC to the Company. The note is secured by the assets of the Company. The note accrued interest at a rate of 3.97% per annum and was due on August 30, 2003. As of September 30, 2003, the entire amount was outstanding, and as provided for in the note, the interest rate was increased to 9% per annum until the note and accrued interest expense are repaid in full. The note is currently due and payable upon demand by NSC. Accrued interest as of September 30, 2003 and 2002 was $185,025 and $9,137 (unaudited), respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. NSC owns 2,000,000 shares of Series B-1 preferred stock (Series B-1) (note 11) and holds convertible secured subordinated promissory notes with a principal balance of $1,007,365 (note 4(b)) as of September 30, 2003.

     (b)  Convertible Subordinated Promissory Notes

          In May, June, and July 2001, the Company issued convertible unsecured subordinated promissory notes (the Notes) in an aggregate principal amount of $8,000,000 (unaudited). In the year ended September 30, 2002, the Company issued additional Notes in an aggregate principal amount of $2,398,404 (unaudited). The interest rate on the Notes was 6% (unaudited) per annum. As a result of the Series B financing during the year ended September 30, 2002, the Notes were converted into 7,798,789 shares (unaudited) of Series B-2 preferred stock (Series B-2) at a conversion price of $1.33 (unaudited) per share. On the date of conversion, a beneficial conversion feature of $10,398,404 (unaudited) (measured as the difference between the principal value of the note and the fair value of the preferred stock obtained upon conversion, limited to the carrying value of the note) was recorded as interest expense and credited to the carrying value of Series B-2 preferred stock. Substantially all accrued interest on the Notes of $384,420 (unaudited) was paid through the issuance of 96,105 (unaudited) shares of Series B-1 preferred stock.

          In February, March, and April 2003, the Company issued convertible secured subordinated promissory notes (the 2003 Notes) to related parties in an aggregate principal amount of $5,840,204. The terms of the 2003 Notes provide for automatic conversion upon the next round of financing where at least $15,000,000 is raised into the number of securities issued equal to the principal amount drawn under the 2003 Notes divided by the issuance price determined at the closing of the financing, with a liquidation preference of no less than two and one half times the principal amount of the 2003 Notes. As of September 30, 2003, $204,811 of accrued interest was included in the carrying value of the 2003 Notes. The interest rate on the 2003 Notes is 6% per annum. The 2003 Notes are due on February 28, 2004 and are secured by substantially all of the assets of the Company. The 2003 Notes are subordinate to the NSC note above.

     (c)  Capital Lease Obligations

          The Company has equipment under capital lease that requires payments of principal and interest as follows:

          Year ending September 30:
             2004                                        $  171,684
             2005                                             4,287
             2006                                             1,429
                                                   ------------------
                 Total minimum lease payments               177,400
          Less amount representing interest                   6,252
                                                   ------------------
                 Principal value of capital
                   lease obligations                        171,148
          Less current portion                              165,636
                                                    -----------------
                 Long-term portion of capital
                   lease obligation                      $    5,512
                                                   ==================


          Property and equipment includes $520,187 and $570,486 (unaudited) of equipment as of September 30, 2003 and 2002, respectively, that was acquired under capital lease. As of September 30, 2003 and 2002, accumulated amortization associated with this equipment totaled $354,380 and $237,620 (unaudited), respectively.

(5)  Commitments

     The Company leases office space and equipment under noncancelable operating leases with various expiration dates through fiscal 2006. Rent expense amounted to $479,430 and $586,596 (unaudited) for the years ended September 30, 2003 and 2002, respectively.

     In August 2001, the Company reached an agreement to terminate its office lease under a plan of restructure (see note 8) and vacated the facility on November 15, 2001, at which point the Company entered into a new office lease agreement.

     In June 2003, the Company renegotiated the Santa Clara office lease agreement to increase the space under lease, extend the term of the lease, and reduce the rental rate per square foot. The Company has the right to renew the Santa Clara office lease for an additional year at market rates.

     In April 2003, the Company entered into a three-year operating lease for phone equipment. At the end of the three-year period, the Company has the right to renew the operating lease for an additional three years at half the current monthly rate.

     Future minimum lease payments under operating lease agreements with initial terms of one year or more were as follows as of September 30, 2003:

        Year ending September 30:
                2004                            $ 275,448
                2005                               14,715
                2006                                7,358
                                               -----------

        Total minimum lease payments            $ 297,521
                                               ===========


(6)  Recapitalization and Mandatorily Redeemable Convertible Preferred Stock

     In July 1996, the Company issued 1,000,000 (unaudited) shares of Series A preferred stock at $1.50 (unaudited) per share for total net proceeds of $1,474,556 (unaudited), net of issuance of costs of $25,444 (unaudited). In November 1997, the Company issued 3,032,253 (unaudited) shares of Series B preferred stock at $1.86 (unaudited) per share for total net proceeds of $5,596,472 (unaudited), net of issuance costs of $43,520 (unaudited). In addition, $1,500,000 (unaudited) of convertible debentures with accrued interest was converted into 822,275 (unaudited) shares of Series B preferred stock in November 1997. In January and February 1999, the Company issued 4,697,981 (unaudited) shares of Series C preferred stock at the price of $2.98 (unaudited) per share for total net proceeds of $13,927,556 (unaudited), net of issuance costs of $72,427 (unaudited). In February 2000, the Company issued 2,885,419 (unaudited) shares of Series D preferred stock at the price of $5.17 (unaudited) per share for total net proceeds of $14,806,307 (unaudited), net of issuance costs of $111,309 (unaudited). In addition, $4,993,885 (unaudited) of convertible promissory notes with accrued interest was converted into 981,047 (unaudited) shares of Series D preferred stock in February 2000.

     In connection with the Company's reincorporation in Delaware in March 2002, the Company simultaneously recapitalized the equity structure of the
     Company. As part of the recapitalization, outstanding shares of common stock and Series A, B, C, and D preferred stock were exchanged for common stock and Series A-1, A-2, A-3, and A-4 preferred stock, respectively, at the exchange ratios as follows:
                                                                       Revised
                            Number of   Exchange                      number of
                             shares      ratio                          shares
                           ----------  ---------                     ----------
                           (Unaudited)(Unaudited)                    (Unaudited)
     Common stock           4,839,029  0.024789  Common stock            119,956
     Series A preferred     1,000,000  0.145232  Series A-1 preferred    145,231
       stock                                       stock
     Series B preferred     3,854,528  0.120058  Series A-2 preferred    462,758
       stock                                       stock
     Series C preferred     4,697,981  0.149397  Series A-3 preferred    701,850
       stock                                       stock
     Series D preferred     3,866,466  0.180410  Series A-4 preferred    697,529
       stock                                       stock
     Warrants - common          1,290  0.024789  Warrants - common            31
     Warrants - Series B      241,936  0.120058  Warrants - Series A-2    29,045
     Warrants - Series C       16,778  0.149397  Warrants - Series A-3     2,506
     Warrants - Series D      408,985  0.180410  Warrants - Series B-1    73,782
     Options outstanding    2,653,124
     Options available for  1,272,344            Options available for 4,000,000
       grant                                       grant

     In March 2002, subsequent to the recapitalization, the Company issued 7,798,789 (unaudited) shares of Series B-2 at approximately $1.33 (unaudited) per share upon the conversion of $10,398,404 (unaudited) in bridge loans, excluding accrued interest (see note 4). As part of the bridge loan agreement, these shares have an aggregate liquidation preference of $31,195,047 (unaudited), or $4.00 (unaudited) per share.

     Additionally in March 2002, the Company issued 1,250,000 (unaudited) shares of Series B-l at $4.00 (unaudited) per share to NSC for total net proceeds of $4,194,485 (unaudited), net of issuance costs of $805,515 (unaudited). In April 2002, the Company also issued an additional 96,105 (unaudited) shares of Series B-l at $4.00 (unaudited) per share in exchange for the cancellation of $384,420 (unaudited) in bridge loan interest payable. In May 2002, the Company issued an additional 375,000 (unaudited) shares of Series B-l to NSC at $4.00 (unaudited) per share for total net proceeds of $1,500,000 (unaudited) upon the attainment of certain milestones indicated in the Series B-l agreement. In July 2002, the Company issued 385,000 (unaudited) additional shares of Series B-l to NSC and another investor at $4.00 (unaudited) per share for total net proceeds of $1,540,000 (unaudited) upon the attainment of certain additional milestones indicated in the Series B-l preferred stock purchase agreement.

     As of September 30, 2003, mandatorily redeemable convertible preferred stock consisted of the following:

                                                                  Mandatory
                                              Shares              redemption
                        Shares              issued and            value per              Carrying             Redemption
                      authorized           outstanding              share                 value                 value
                  -------------------   -------------------   -------------------   -------------------   -------------------
       Series A-l           145,232               145,231  $        15.90                   1,693,263             2,309,173
       Series A-2           491,815               462,758           23.86                   8,143,903            11,041,406
       Series A-3           704,369               701,850           30.71                  15,911,047            21,553,814
       Series A-4           771,333               697,529           44.13                  22,713,178            30,781,955
       Series B-l         2,198,784             2,106,105            (1)                    8,970,741            12,875,385
       Series B-2         7,798,803             7,798,789           6.15                   26,767,508            47,962,552
                  -------------------   -------------------                         -------------------   -------------------
                         12,110,336            11,912,262                        $         84,199,640           126,524,285
                  ===================   ===================                         ===================   ===================


               (1) Mandatory redemption value per share is $6.15, $6.14, $6.07, and $6.03 for 1,250,000, 96,105, 375,000, and 385,000
                    shares, respectively.

     The Series A-1, A-2,  A-3,  A-4, B-1, and B-2 preferred  stock have certain
     rights,   preferences,   and   restrictions   with  respect  to  dividends,
     conversion, liquidation, voting, and redemption as follows:

     (a)  Dividends

          The holders of Series A-1, A-2, A-3, A-4, B-1, and B-2 shares are entitled to receive noncumulative preferential dividends of $0.93, $1.39, $1.80, $2.58, $0.36, and $0.36 per share per annum, respectively, when and if declared by the board of directors . No dividends have been declared or paid through September 30, 2003.

     (b)  Conversion

          Each share of Series A-1, A-2, A-3, A-4, B-1, and B-2 is convertible into one share of common stock, subject to certain adjustments for dilutive issuances and other events. Such conversion is automatic upon the completion of a public offering of the Company's common stock for which the aggregate proceeds equal or exceed $15 million and the per share offering price equals or exceeds $8.00 or at such time as the holders of the majority of the outstanding Series A or B shares (each voting as a separate class) elect to convert such shares into common stock. A total of 12,110,336 shares of common stock have been reserved for issuance upon the conversion of the preferred stock.

     (c)  Liquidation

          In the event of any liquidation or winding up of the Company or upon consolidation, merger, or sale of all or substantially all of the assets of the Company, Series B-l stockholders are entitled to a per share distribution in preference to all other preferred or common stockholders equal to two times the issue price of $4.00 per share, plus any declared but unpaid dividends. After the payment in full of the Series B-l liquidation preference, Series B-2 stockholders are entitled to a per share distribution in preference to Series A-l, A-2, A-3, or A-4 preferred or common stockholders equal to the issue price of $4.00 per share, plus any declared but unpaid dividends.

          After the payment in full of Series B-2 liquidation preference, Series A-l, A-2, A-3, and A-4 stockholders are entitled to a per share distribution, on a pro rata basis, in preference to the holders of common stock equal to the issue price per share of $10.33, $15.49, $19.95, and $28.66, respectively, plus any declared but unpaid dividends. In the event that funds remain after the full preferential amounts are paid as described above, additional funds will be distributed pro rata among the holders of the common and preferred stock on an as-converted basis until each holder of Series A-l, A-2, A-3, and A-4 shares has received an amount equal to 0.19 times the issue price per share of its respective Series A-l, A-2, A-3, or A-4 shares and each holder of Series B-l or B-2 shares has received an amount equal to the issue price per share of its respective Series B-l or B-2 shares. Thereafter, any remaining funds and assets will be distributed pro rata solely among the holders of the common stock.

     (d)  Voting

          The preferred stockholders have the right to one vote for each share of common stock into which the Series A-l, A-2, A-3, A-4, B-l, and B-2 could be converted. The preferred stockholders have full voting rights and powers equal to the voting rights and powers of the holders of common stock.

          As long as 500,000 shares of Series A are outstanding, the holders of Series A-l through A-4, voting together as a class, are entitled to elect one director of the Company, and as long as 500,000 shares of Series B are outstanding, the holders of Series B-l and B-2, voting together as a class, are entitled to elect one director of the Company. As long as 1,000,000 shares of preferred stock are outstanding, the holders of preferred stock, voting together as a separate class, are entitled to elect one director of the Company. The holders of common stock, voting as a single class, shall be entitled to elect one director of the Company. The holders of common and preferred stock, voting together as a single class, shall be entitled to elect any additional directors of the Company.

     (e)  Other Rights

          The holders of Series A and B have certain piggyback and demand registration rights, which terminate six years after an initial public offering by the Company. The holders of preferred stock have the right, in the event the Company proposes to offer equity securities to any person, to purchase a portion of the shares so as to maintain their percentage ownership of common stock (on an as converted to common stock basis). The holders of preferred stock also have a right of first refusal on a pro rata basis with respect to sales by certain holders of shares of the Company's common stock. These rights terminate upon an initial public offering by the Company.

     (f)  Mandatory Redemption

          In the absence of a liquidation event or initial public offering, after March 31, 2007 (the redemption date), for Series A-l, A-2, A-3, A-4, B-l, and B-2, the Company can be required by a vote of the holders of a majority of the preferred stock to redeem, out of funds legally available, 33%, 50%, and all remaining shares outstanding following 1 month, 13 months, and 25 months, respectively, after the redemption date. The redemption price for each share of preferred stock shall be an amount equal to the issue price of the appropriate series of preferred stock plus an additional amount equal to 9% per year of such issue price, compounded annually, calculated for each day such share of preferred stock is outstanding. The difference between the redemption value on March 31, 2007 and the gross proceeds from issuance is being accreted to the accumulated deficit through March 31, 2007 for Series A-l, A-2, A-3, A-4, B-l, and B-2. If funds legally available to redeem such stock are insufficient to redeem all shares of preferred stock then scheduled to be redeemed, any such unredeemed shares shall be carried forward and shall be redeemed on the first day of the next fiscal quarter, to the full extent of available funds of the Company at such time, and any such unredeemed shares shall continue to be so carried forward until redeemed. As of September 30, 2003, management believes the probability of the holders requiring redemption is remote.

          The carrying value of the Company's mandatorily redeemable convertible preferred stock is increased by periodic accretions so that the carrying amount will equal the redemption amount at the redemption date. These increases are reflected as an additional charge in the consolidated statements of operations to derive the amount of the net loss applicable to common stockholders. Accretion recorded on Series A, B, C, and D was $2,276,185 (unaudited) from October 1, 2001 to March 28, 2002, the date of reincorporation and recapitalization. In connection with the Company's recapitalization, the accumulated accretion for iReady California's Series A, B, C, and D preferred stock, $12,594,332 (unaudited), was reversed and the redemption date reset. Accretion recorded on Series A-l, A-2, A-3, A-4, B-l, and B-2 was $4,284,511 (unaudited) for the period from March 29, 2002 to September 30, 2002 and $9,140,887 for the year ended September 30, 2003.

          For the years ended September 30, 2003 and 2002, the Company has accreted the following amounts:
                                               2003                  2002
                                       -------------------   -------------------
                                                                     (Unaudited)
          Series A                     $                 -               102,127
          Series B                                       -               437,603
          Series C                                       -               745,433
          Series D                                       -               991,022
          Series A-1                               146,265                72,442
          Series A-2                               683,472               334,529
          Series A-3                             1,332,129               651,363
          Series A-4                             1,903,635               931,222
          Series B-1                               948,364               403,474
          Series B-2                             4,127,022             1,891,481
          Reversal of accumulated
            accretion                                    -          (12,594,332)
                                       -------------------   -------------------
                                       $         9,140,887           (6,033,636)
                                       ===================   ===================


(7)  Stockholders' Deficit

     (a)  Restricted Stock

          During the years ended September 30, 2003 and 2002, no shares were repurchased. As of September 30, 2003, no shares subject to repurchase were outstanding.

     (b)  Common Stock

          The Company's certificate of incorporation authorizes the Company to issue 30,000,000 shares of common stock. The Certificate of Incorporation provides that the Company shall at all times reserve such number of its shares of common stock as shall be sufficient to effect the conversion of all outstanding shares of its preferred stock as well as exercises of warrants and employee and consultant options granted under the 2002 Stock Option Plan (the 2002 Plan). Shares reserved total 12,110,336 for preferred stock conversions and warrant exercises and 4,000,000 for stock option exercises and future option grants as of September 30, 2003.

     (c)  Common Stock Warrants

          In the year ended September 30, 2000, the Company issued warrants to a vendor to purchase 1,290 (unaudited) shares of common stock at $6.20 (unaudited) per share. The common stock warrants were exercisable immediately. The warrants were accounted for in accordance with EITF Issue No. 96-18 using the Black-Scholes option-pricing model, and the fair value was determined to be immaterial. In connection with the recapitalization, these warrants were adjusted to 31 shares (unaudited) at an exercise price of $250 (unaudited). On September 30, 2003, these common stock warrants expired unexercised.

     (d)  Equity Incentive Plans

          In conjunction with the recapitalization and reorganization, the Company's 1996 and 1999 stock option plans, and all related options outstanding, were canceled. In connection with the recapitalization, the Company adopted the 2002 Plan, under which 4,000,000 shares of common stock are reserved for issuance. The 2002 Plan permits the Company to sell or award restricted common stock or to grant incentive and nonqualified stock options for the purchase of common stock to employees, directors, and consultants. Under the 2002 Plan, restricted common stock awards vest based on the terms of each award. Options typically vest 25% 12 months from the vesting commencement date, and 1/36th of the remaining options vest each month thereafter.

          In connection with the cancellation of the 1996 and 1999 plans on March 28, 2002, the Company issued replacement grants to employees under the 2002 Plan. The new options were granted on April 11, 2002, at the then-current fair market value, and the vesting terms were carried forward from the original stock option grants. In accordance with FASB Interpretation (FIN) No. 44, Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25, since the replacement options were granted within six months after the original award was canceled, these options are subject to variable accounting until the awards are exercised, forfeited, or expire unexercised. The replacement options to purchase 1,468,900 (unaudited) shares are subject to variable accounting prospectively whereby stock-based compensation for the options will be remeasured quarterly and recorded in the consolidated statement of operations for each reporting period. Management believes there had been no increase in the value of the Company or the underlying value of the common stock since the recapitalization, and accordingly, there was no compensation expense recorded related to the stock options in the years ended September 30, 2003 or 2002.

          Option and restricted common stock activity under the 2002 Plan is as follows:

                                                                                         Options outstanding
                                                                    --------------------------------------------------------------
                                                                                                                    Weighted
                                                    Shares                                                           average
                                                  available             Number of             Exercise              exercise
                                                  for grant              shares                 price                 price
                                              -------------------   ------------------    ------------------    ------------------
          Balance as of September 30, 2001
            (unaudited)                             1,482,344            2,443,124      $    0.075 - 2.90     $       0.72
            Option grants (unaudited)                (210,000)             210,000              0.50                  0.50
            Options canceled (unaudited)                    -           (2,653,124)          0.075 - 2.90             0.70
            Option plan canceled (unaudited)       (1,272,344)                   -                 -                     -
                                              -------------------   ------------------
          Balance as of March 28, 2002
            (unaudited)                                     -                    -                 -                     -
            Additional shares reserved
            (unaudited)                             4,000,000                    -                 -                     -
            Option grants (unaudited)              (3,920,200)           3,920,200              0.20                  0.20
            Options canceled (unaudited)               49,000              (49,000)             0.20                  0.20
                                              -------------------   ------------------
          Balance as of September 30, 2002
            (unaudited)                               128,800            3,871,200              0.20                  0.20
            Option grants                            (164,000)             164,000              0.20                  0.20
            Options canceled                          342,105             (342,105)             0.20                  0.20
                                              -------------------   ------------------
          Balance as of September 30, 2003            306,905            3,693,095              0.20                  0.20
                                              ===================   ==================


          In the year ended September 30, 2000, the Company granted 33,735 (unaudited) options to purchase shares of common stock to nonemployees in exchange for services to be rendered. These option grants vested as services were performed. The options were accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18 using the Black-Scholes option-pricing model. For the year ended September 30, 2001, the consulting expense associated with the vested options was immaterial. In conjunction with the recapitalization and reorganization, these options were canceled. In April 2002, the Company granted options to purchase 35,000 (unaudited) shares of common stock to nonemployees in exchange for services to be rendered. The options were accounted for in accordance with SFAS No. 123 and EITF Issue No. 96-18 using the Black-Scholes option-pricing model. For the years ended September 30, 2003 and 2002 (unaudited), the consulting expense associated with the vested options was immaterial.

          As of September 30, 2003, the 2002 Plan had options to purchase 3,693,095 shares of common stock outstanding at an exercise price of $0.20, with a weighted average remaining contractual life of 8.59 years. Options vested and exercisable as of September 30, 2003 are 2,108,297, with a weighted average exercise price of $0.20.

          In February 2002, the Company adopted the iReady Employee Retention and Participation Plan (Retention Plan). In the event of a sale or merger of the Company, the Retention Plan complements the common stock option plan and provides employees with a share of the sale or merger proceeds. The Retention Plan creates a pool equal to between 5% and 20% of acquisition proceeds for the benefit of employees. The employee proceeds are split among employees based on each employee's percentage ownership of the pool.

     (e)  Preferred Stock Warrants

          In connection with certain debt arrangements entered into in the years ended September 30, 1999, 2000, and 2001, the Company issued preferred stock warrants. In connection with the recapitalization, these warrants were adjusted similarly to the adjustments made to the original underlying preferred stock based on conversion rates ranging from 0.14 (unaudited) to 0.18 (unaudited) of the original number of warrants granted. The Company has issued the following warrants to purchase shares of preferred stock:

                                    Number of                              Number of
                                    warrants           Exercise            warrants                 Expiration
              Description            issued             price            outstanding                   date
          ------------------   -----------------  -----------------   -----------------  -------------------------------
                                     (Unaudited)        (Unaudited)         (Unaudited)
          Series A-3                  2,506     $      19.95                 2,506       November 2005
          Series B-1                 73,782             3.60                73,782       October 2007 and May 2008
                               -----------------                      -----------------
                                     76,288                                 76,288
                               =================                      =================


(8)  Restructuring Charges

     For the year ended September 30, 2000, the Company recorded a $1,834,317 (unaudited) restructuring charge, which consisted of severance of $279,769 (unaudited) to terminate 13 employees and $1,554,548 (unaudited) related to abandoning its network services product initiative and the related disposal of equipment, software, leasehold improvements, and certain vendor arrangements associated with the project. Severance costs include severance benefits, notice pay, and outplacement services. All terminations and termination benefits were communicated to the affected employees prior to September 30, 2000, and all remaining severance benefits were paid in the year ended September 30, 2001.

     For the year ended September 30, 2001, the Company recorded a $649,197 (unaudited) restructuring charge, which consisted of $590,000 (unaudited) related to early lease termination fees and restoration costs associated with a terminated lease facility and $59,197 (unaudited) related to the abandonment of equipment and leasehold improvements. As of September 30, 2003, all the lease termination payments have been paid.

     The following table summarizes the Company's restructuring accrual activity during the years ended September 30, 2003 and 2002:


                                                                  Excess
                                                                facilities
                                                             -----------------
               Balance as of September 30, 2001
                 (unaudited)                                 $     590,000
                 Cash payments (unaudited)                        (540,000)
                                                             -----------------
               Balance as of September 30, 2002
                 (unaudited)                                        50,000
                 Cash payments                                     (50,000)
                                                             -----------------
               Balance as of September 30, 2003              $           -
                                                             =================

(9)  Income Taxes

     The Company had no income tax expense (benefit) for all periods presented. The differences between income taxes computed by applying the statutory federal income tax rate of 34% to loss before taxes and the amounts reported in the consolidated statements of operations for the year ended September 30, 2003 are summarized as follows:


     Income tax benefit computed at statutory rate            $       3,830,705
     Permanent differences                                               (4,063)
     Net operating losses and credits not benefited, net             (3,826,642)
                                                              ------------------
                 Total income taxes                           $                -
                                                              ==================


     The components of deferred tax assets as of September 30, 2003 are as follows:

     Deferred tax assets:
       Tax credit carryforwards                               $       1,445,241
       Net operating loss carryforwards                              25,444,690
       Accrued liabilities                                              540,202
                                                              ------------------
                 Gross deferred tax assets                           27,430,133
       Less valuation allowance                                      27,430,133
                                                              ------------------
                 Net deferred tax assets                      $               -
                                                              ==================

     As of September 30, 2002, the Company had gross deferred tax assets of approximately $22,910,000 (unaudited) and a valuation allowance for the full amount. Realization of the deferred tax assets is dependent upon future taxable income, if any, the amount and timing of which are uncertain. Accordingly, the gross deferred tax assets have been fully offset by a valuation allowance. The net valuation allowance increased by approximately $4,520,000 and $2,595,000 (unaudited) during the years ended September 30, 2003 and 2002, respectively.

     As of September 30, 2003, the Company had federal and state net operating loss carryforwards of approximately $65,447,000 and $53,213,000, respectively. The federal tax loss carryforwards will expire in varying amounts in the fiscal years 2010 through 2023. State tax loss carryforwards will expire in varying amounts in the fiscal years 2004 through 2014. The state of California has temporarily suspended the ability to utilize California net operating loss carryforwards for the 2003 tax year. The Company also had federal and state research and development tax credit carryforwards of approximately $931,000 and $514,000, respectively. If not utilized, the federal tax credit carryforward will expire in various years from fiscal 2011 through 2013. The state tax credits will carry forward indefinitely.

     Utilization of the net operating loss carryforwards and credits may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code of 1986, as amended, and similar state provisions. The annual limitation may result in the expiration of net operating losses and credits before utilization.

(10) Retirement Plan

     The Company sponsors a defined contribution retirement plan (the Plan), which qualifies under Section 401 (k) of the Internal Revenue Code of 1986. The Plan covers essentially all employees. Eligible employees may make voluntary contributions to the Plan up to 20% of their annual compensation, and the Company is allowed to make discretionary contributions. For the years ended September 30, 2003 and 2002, the Company made no discretionary contributions.

(11) Related Party Transactions

     NSC beneficially owns approximately 16.6% of the Company's outstanding common stock, assuming conversion of preferred stock, which consists of 2,000,000 shares of Series B-l preferred stock. In September 2002, NSC loaned $4,000,000 to the Company in the form of a note payable (note 4). The amount payable under this note is to be reduced by royalty payments due from NSC to the Company. The note accrues interest at a rate of 3.97% per annum and was due on August 30, 2003. Effective August 30, 2003, pursuant to the note terms, the interest rate was increased to, and will remain at, 9% per annum until the note and interest expense are repaid in full. As of September 30, 2003, the entire note is due and payable upon demand by NSC.

     Telos Venture Partners (Telos) beneficially owns approximately 27.7% of the Company's outstanding common stock, assuming conversion of preferred stock, which consists of 145,231 shares of Series A-l preferred stock, 98,087 shares of Series A-2 preferred stock, 168,232 shares of Series A-3 preferred stock, 35,431 shares of Series A-4 preferred stock, 35,144 shares of Series B-l preferred stock, and 2,851,344 shares of Series B-2 preferred stock. Cadence Design Systems (Cadence) holds a limited partnership interest in Telos. In the year ended September 30, 2002, the Company licensed certain software tools from Cadence totaling $281,200 (unaudited), and in the year ended September 30, 2003, the Company had contracted with Cadence for design services estimated at $340,000. Subsequent to September 30, 2003, all amounts owed by the Company to Cadence for services rendered as referenced above equal to an aggregate of $340,000 were converted into convertible subordinated secured promissory notes pursuant to a note purchase agreement dated November 14, 2003.

     The notes are secured by the assets of the Company and are expressly subordinated in the right of payment to the prior payment in full of all of the Company's senior indebtedness. The notes accrue interest at a rate of 6% per annum and are due on November 7, 2004.

(12) Subsequent Event

     On December 8, 2003, the Company closed a bridge loan with an aggregate principal amount of approximately $3.6 million (December Notes). The interest rate on the December Notes is 6% per annum. The December Notes are due between November 14, 2004 and December 8, 2004 and are secured by the assets of the Company. The December Notes are subordinate to the NSC note and are senior to the 2003 Notes (see note 4).

     The following holders of the December Notes are related parties: NSC holds approximately 18.7% of the notes; Telos holds approximately 27.8% of the notes; and Cadence Design Systems holds approximately 9.7% of the notes.

PART IV.
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1.    Financial Statements                           Pages in this document
          iReady Corporation Financial Statements
          Refer to Index in Item 8                                 F1-F27

(a)3.    Exhibits

          The exhibits listed in the accompanying Index to Exhibits on page 6 of this report are filed as part of, or incorporated by reference into, this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NATIONAL SEMICONDUCTOR CORPORATION

Date: March 4, 2004
                                          \s\ BRIAN L. HALLA *
                                          ---------------------------------
                                          Brian L. Halla
                                          Chairman of the Board, President
                                          and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 4th day of March 2004.

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

                                INDEX TO EXHIBITS

Item 14(a)(3)

The following documents are filed as part of this report:

1. Financial Statements: reference is made to the Financial Statements of iReady Corporation described under Part IV, item 14(a)(1)

2.   Other Exhibits:

23.1 Independent Auditors' Consent.

24.1 Power of Attorney (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 21, 2003.)

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications