Form 10-Q
period 2004-02-29
NATIONAL SEMICONDUCTOR CORP
filed 2004-04-07
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended February 29, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Title of Each Class                  Outstanding at February 29, 2004
     -------------------                  --------------------------------
Common stock, par value $0.50 per share             179,383,685

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for
  the Three Months and Nine Months Ended February 29, 2004 and
  February 23, 2003                                                         3

Condensed Consolidated Statements of Comprehensive Income (Loss)
  (Unaudited) for the Three Months and Nine Months Ended
  February 29, 2004 and February 23, 2003                                   4

Condensed Consolidated Balance Sheets (Unaudited) as of
  February 29, 2004 and May 25, 2003                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for
  the Nine Months Ended February 29, 2004 and February 23, 2003             6

Notes to Condensed Consolidated Financial Statements (Unaudited)         7-16

Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            17-27


Item 3. Quantitative and Qualitative Disclosures About Market Risk         28

Item 4. Controls and Procedures                                            28

Part II. Other Information

Item 1. Legal Proceedings                                                  29

Item 6. Exhibits and Reports on Form 8-K                                   29

Signature                                                                  30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in Millions, except per share amounts)

                                                          Three Months Ended             Nine Months Ended
                                                       --------------------------     -------------------------
                                                        Feb. 29,     Feb. 23,          Feb. 29,    Feb. 23,
                                                          2004         2003              2004         2003
                                                       ------------ -------------     ------------ ------------
  Net sales                                               $ 513.6      $ 404.3          $1,411.9     $1,247.2
  Operating costs and expenses:
    Cost of sales                                           249.5        231.8             710.4        711.3
    Research and development                                 86.5        119.7             261.8        337.5
    Selling, general and administrative                      72.1         66.8             213.3        205.0
    Special items                                            (1.9)        17.0              16.7         17.7
                                                       ------------ -------------     ------------ ------------

  Total operating costs and expenses                        406.2        435.3           1,202.2      1,271.5
                                                       ------------ -------------     ------------ ------------

  Operating income (loss)                                   107.4        (31.0)            209.7        (24.3)
  Interest income, net                                        2.1          3.3               7.7         11.0
  Other income (expense), net                                (1.2)        (6.2)              1.6         (8.1)
                                                       ------------ -------------     ------------ ------------
  Income (loss) before taxes and cumulative
    effect of a change in accounting principle              108.3        (33.9)            219.0        (21.4)
  Income tax expense                                         15.2          2.5              28.5          7.5
                                                       ------------ -------------     ------------ ------------
  Income (loss) before cumulative effect of a
    change in  accounting principle                          93.1        (36.4)            190.5        (28.9)
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million            -            -                (1.9)         -
                                                       ------------ -------------     ------------ ------------

  Net income (loss)                                      $   93.1     $  (36.4)        $   188.6    $   (28.9)
                                                       ============ =============     ============ ============

  Earnings (loss) per share:
  Income (loss) before cumulative effect of a
    change in accounting principle:
       Basic                                             $  0.52      $ (0.20)          $  1.05      $ (0.16)
       Diluted                                           $  0.48      $ (0.20)          $  0.98      $ (0.16)

  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million:
      Basic                                              $  -         $  -              $  0.01      $  -
      Diluted                                            $  -         $  -              $  0.01      $  -

  Net income (loss):
       Basic                                             $  0.52      $ (0.20)          $  1.04      $ (0.16)
       Diluted                                           $  0.48      $ (0.20)          $  0.97      $ (0.16)

  Weighted-average shares used to calculate earnings (loss) per share:
       Basic                                              178.7        182.1             181.1        181.4
       Diluted                                            194.7        182.1             194.0        181.4

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in Millions)


                                                           Three Months Ended               Nine Months Ended
                                                        ---------------------------    ------------------------------
                                                         Feb. 29,      Feb. 23,          Feb. 29,        Feb. 23,
                                                           2004          2003              2004            2003
                                                        ------------- -------------    --------------- --------------
Net income (loss)                                         $   93.1      $  (36.4)         $ 188.6        $  (28.9)

Other comprehensive income (loss), net of tax:
    Reclassification adjustment for net realized
     (gain) on available-for-sale securities
     included in net income (loss)                             -            (5.5)             -              (9.1)
    Unrealized gain (loss) on
      available-for-sale securities                            0.6          (1.2)            (1.7)          (25.2)
    Derivative instruments:
      Unrealized gain (loss) on cash flow hedges               -            (0.3)             0.2             0.2
                                                        ------------- -------------    --------------- --------------

Comprehensive income (loss)                               $   93.7      $  (43.4)         $ 187.1        $  (63.0)
                                                        ============= =============    =============== ==============


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in Millions)

                                                                    Feb. 29,                        May 25,
                                                                      2004                           2003
                                                             ------------------------         ---------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                       $   632.4                       $   802.2
      Short-term marketable investments                                   160.7                           113.2
      Receivables, less allowances of $40.2 in fiscal 2004
        and $38.2 in fiscal 2003                                          162.0                           137.1
      Inventories                                                         186.6                           142.2
      Deferred tax assets                                                  66.0                            66.0
      Other current assets                                                 55.7                            20.5

                                                             ------------------------         ---------------------
      Total current assets                                              1,263.4                         1,281.2

   Net property, plant and equipment                                      686.3                           680.7
   Goodwill                                                               173.3                           173.3
   Other assets                                                            97.2                           109.4

                                                             ------------------------         ---------------------
   Total assets                                                        $2,220.2                        $2,244.6
                                                             ========================         =====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                             $      22.8                     $       2.3
      Accounts payable                                                    122.2                           107.0
      Accrued expenses                                                    175.9                           192.3
      Income taxes payable                                                 67.9                            49.6

                                                             ------------------------         ---------------------
      Total current liabilities                                           388.8                           351.2

   Long-term debt                                                           -                              19.9
   Other noncurrent liabilities                                           185.9                           167.5

                                                             ------------------------         ---------------------
      Total liabilities                                                   574.7                           538.6
                                                             ------------------------         ---------------------
   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                         89.7                            91.8
      Additional paid-in capital                                        1,205.8                         1,451.3
      Retained earnings                                                   465.8                           277.2
      Accumulated other comprehensive loss                               (115.8)                         (114.3)

                                                             ------------------------         ---------------------
      Total shareholders' equity                                        1,645.5                         1,706.0
                                                             ------------------------         ---------------------

   Total liabilities and shareholders' equity                          $2,220.2                        $2,244.6
                                                             ========================         =====================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in Millions)

                                                                                        Nine Months Ended
                                                                              --------------------------------------
                                                                                  Feb. 29,              Feb. 23,
                                                                                    2004                   2003
                                                                              ---------------        ---------------
      Cash flows from operating activities:
      Net income (loss)                                                            $  188.6             $   (28.9)
      Adjustments to reconcile net income with net cash
        provided by operating activities:
         Cumulative effect of a change in accounting principle                          1.9                   -
         Depreciation, amortization, and accretion                                    160.9                 172.1
         Gain on investments                                                           (4.2)                  -
         Share in net losses of equity-method investments                              10.8                  10.5
         Loss on disposal of equipment                                                  6.0                   2.1
         Impairment of technology licenses                                              -                    13.8
         Noncash special items                                                          1.4                   1.1
         Other, net                                                                     3.1                   0.9
         Changes in certain assets and liabilities, net:
            Receivables                                                               (17.3)                 (5.4)
            Inventories                                                               (49.0)                 (2.9)
            Other current assets                                                      (35.0)                 (0.5)
            Accounts payable and accrued expenses                                       3.1                 (36.6)
            Income taxes payable                                                       18.3                   7.3
            Other noncurrent liabilities                                               16.5                   9.8
                                                                              ---------------        ---------------

      Net cash provided by operating activities                                       305.1                 143.3
                                                                              ---------------        ---------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                                      (153.8)               (122.0)
      Sale and maturity of available-for-sale securities                              339.0                 577.1
      Purchase of available-for-sale securities                                      (386.7)               (515.1)
      Sale of investments                                                               9.3                  16.6
      Sale of equipment                                                                 -                     2.3
      Business acquisition, net of cash acquired                                        -                   (11.0)
      Investment in nonpublicly traded companies                                       (1.8)                (21.0)
      Funding of benefit plan                                                          (4.8)                 (3.3)
      Other, net                                                                       (2.3)                 (1.1)
                                                                              ---------------        ---------------

      Net cash used by investing activities                                          (201.1)                (77.5)
                                                                              ---------------        ---------------

      Cash flows from financing activities:
      Repayment of debt                                                                (2.1)                 (4.5)
      Payment on time-based CAD licenses                                              (21.0)                (12.0)
      Issuance of common stock                                                        149.3                  28.6
      Purchase and retirement of treasury stock                                      (400.0)                  -
                                                                              ---------------        ---------------

      Net cash (used by) provided by financing activities                            (273.8)                 12.1
                                                                              ---------------        ---------------

      Net change in cash and cash equivalents                                        (169.8)                 77.9
      Cash and cash equivalents at beginning of period                                802.2                 681.3
                                                                              ---------------        ---------------

      Cash and cash equivalents at end of period                                    $ 632.4               $ 759.2
                                                                              ===============        ===============

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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings (loss) per share follows:

                                                          Three Months Ended              Nine Months Ended
                                                        ------------------------        -----------------------
                                                        Feb. 29,     Feb. 23,           Feb. 29,    Feb. 23,
(In Millions)                                              2004         2003               2004        2003
                                                        ------------ -----------        ----------- -----------
Numerator:
  Income (loss) before cumulative effect of a
   change in accounting principle                       $   93.1      $ (36.4)           $ 190.5    $  (28.9)
                                                        ============ ===========        =========== ===========

  Net income (loss)                                     $   93.1      $ (36.4)           $ 188.6    $  (28.9)
                                                        ============ ===========        =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings (loss) per share                178.7        182.1              181.1       181.4

  Effect of dilutive securities:
   Stock options                                            16.0          -                 12.9         -
                                                        ------------ -----------        ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings (loss) per share                        194.7        182.1              194.0       181.4
                                                        ============ ===========        =========== ===========


For the third quarter of fiscal 2004, we did not include options outstanding to purchase 6.6 million shares of common stock with a weighted-average exercise price of $58.32 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the quarter. These shares could, however, potentially dilute basic earnings per share in the future. For the first nine months of fiscal 2004, we did not include options outstanding to purchase 14.1 million shares of common stock with a weighted-average exercise price of $45.86 in diluted earnings per share since their effect was also antidilutive because the exercise price of these options exceeded the average market price during the same period. For the third quarter of fiscal 2003, we did not include options outstanding to purchase 45.0 million shares of common stock with a weighted-average exercise price of $27.76 in the diluted loss per share since their effect was antidilutive due to the reported loss. For the first nine months of fiscal 2003, we did not include options outstanding to purchase 43.8 million shares of common stock with a weighted-average exercise price of $28.27 in the diluted loss per share since their effect was antidilutive due to the reported loss.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For more complete information on our stock-based compensation plans, see Note 10 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 25, 2003.
     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosure." This information illustrates the effect on net income (loss) and earnings (loss) per share as if we had accounted for stock-based awards to
employees  under  the  fair  value  method   specified  by  SFAS  No.  123.  The
weighted-average  fair value of stock options  granted  during the third quarter and first nine months of fiscal 2004 was $24.54 and $17.23 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2003 was $8.33 and $9.30 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $7.48 and $5.15 per share for the third quarter and first nine months of fiscal 2004, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $3.00 and $5.60 per share for the third quarter and first nine months of fiscal 2003, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that assumes no expected dividends and uses the following weighted-average assumptions:

                                                        Three Months Ended                Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                       Feb. 29,       Feb. 23,           Feb. 29,        Feb. 23,
                                                         2004           2003               2004            2003
                                                    -------------- --------------    ------------- ---------------
Stock Option Plans
     Expected life (in years)                               5.4            5.0               5.2           5.0
     Expected volatility                                   74%            77%               76%           77%
     Risk-free interest rate                                3.1%           2.7%              3.2%          2.7%

Stock Purchase Plans
     Expected life (in years)                               0.3            0.3               0.3           0.3
     Expected volatility                                   41%            54%               48%           54%
     Risk-free interest rate                                1.0%           1.1%              0.9%          1.1%

For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                        Three Months Ended                Nine Months Ended
                                                    -------------- --------------    ------------- ---------------
                                                        Feb. 29,       Feb. 23,         Feb. 29,     Feb. 23,
(In Millions,  Except Per Share Amounts)                  2004           2003             2004         2003
                                                    -------------- --------------    ------------- ---------------
Net income (loss) - as reported                         $  93.1       $  (36.4)          $ 188.6      $  (28.9)
Add back:  Stock compensation charge included
   in net income (loss) determined under the
   intrinsic value method,  net of tax                      0.6            -                 1.8           0.7
Deduct:  Total stock-based employee compensation
   expense determined under the fair value
   method, net of tax                                     (42.6)         (45.4)           (125.8)       (136.6)
                                                    -------------- --------------    ------------- ---------------
Net income (loss) - pro forma                           $  51.1       $  (81.8)         $   64.6       $(164.8)
                                                    ============== ==============    ============= ===============

Basic earnings (loss) per share - as reported           $  0.52       $  (0.20)         $   1.04      $  (0.16)
Basic earnings (loss) per share - pro forma             $  0.29       $  (0.45)         $   0.36      $  (0.91)
Diluted earnings (loss) per share - as reported         $  0.48       $  (0.20)         $   0.97      $  (0.16)
Diluted earnings (loss) per share - pro forma           $  0.26       $  (0.45)         $   0.33      $  (0.91)

New Accounting Pronouncements:

In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," relating to financial statement disclosures for defined benefit plans. The new Statement does not change the measurement or recognition of those plans that is required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 132 is effective for our fiscal year ending May 30, 2004. The interim-period disclosures are effective for our fiscal 2005 first quarter ending August 29, 2004. Disclosure of certain information about foreign plans is not effective until our fiscal 2005 year ending May 29, 2005. We do not believe the adoption of SFAS No. 132 will have a material impact on our financial condition or results of operations.
     In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable
Interest Entities," originally issued in January 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. We currently do not have any financial interest in variable interest entities that would require consolidation or any significant exposure to VIEs that would require disclosure. Therefore, the provisions of this Interpretation do not have a material impact on our financial position or results of operations.
     At the beginning of fiscal 2004, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact from the adoption of this statement is discussed in Note 5 to the condensed consolidated financial statements.

Reclassifications:

Certain amounts reported in fiscal 2003 have been reclassified to conform to the fiscal 2004 presentation. Net operating results have not been affected by the reclassification.

Note 2.  Consolidated Financial Statement Details

Balance sheets (in Millions):
                                      Feb. 29,               May 25,
                                       2004                   2003
                               --------------------- ---------------------
  Inventories:
    Raw materials                   $    9.2              $    8.1
    Work in process                    119.9                  89.2
    Finished goods                      57.5                  44.9
                               --------------------- ---------------------

  Total inventories                   $186.6                $142.2
                               ===================== =====================

Statements of operations (in Millions):

                                                            Three Months Ended             Nine Months Ended
                                                         ---------------------------    -------------------------
                                                           Feb. 29,     Feb. 23,         Feb. 29,    Feb. 23,
                                                             2004          2003            2004         2003
                                                         -------------- ------------    ------------ ------------
  Special items
    Cost reduction items (See Note 4)                       $  (1.9)        $ 17.0          $ 16.7       $ 17.0
    In-process research and development charge                  -              -               -            0.7
                                                         -------------- ------------    ------------ ------------
    Total special items                                     $  (1.9)        $ 17.0          $ 16.7       $ 17.7
                                                         ============== ============    ============ ============

  Interest income, net
    Interest income                                          $  2.6         $  3.7          $  8.5      $  12.3
    Interest expense                                           (0.5)          (0.4)           (0.8)        (1.3)
                                                         -------------- ------------    ------------ ------------
    Interest income, net                                     $  2.1         $  3.3          $  7.7      $  11.0
                                                         ============== ============    ============ ============

  Other income (expense), net
    Net intellectual property income                       $    0.7        $   0.1         $   8.7      $   4.2
    Net gain (loss) on investments                              1.2           (0.5)            4.2          -
    Share in net losses of equity-method
      investments                                              (3.1)          (4.4)          (10.8)       (10.5)
    Other                                                       -             (1.4)           (0.5)        (1.8)
                                                         -------------- ------------    ------------ ------------
    Total other income (expense), net                       $  (1.2)       $  (6.2)        $   1.6      $  (8.1)
                                                         ============== ============    ============ ============

Note 3.  Consolidated Statement of Cash Flows Information (in Millions)

                                                                                Nine Months Ended
                                                                     -----------------------------------------
                                                                          Feb. 29,             Feb. 23,
                                                                            2004                 2003
                                                                     --------------------- -------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest                                                              $    0.8               $    1.4
     Income taxes                                                          $   12.4               $   14.3

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans                               $    0.9               $    0.8
Issuance of common stock to directors                                      $    0.4               $    0.3
Unearned compensation relating to restricted stock issuance                $    2.1               $    0.2
Restricted stock cancellation                                              $    1.1               $    1.6
Change in unrealized gain on cash flow hedges                              $    0.2               $    0.2
Change in unrealized gain on available-for-sale securities                 $   (1.7)              $  (34.3)
Acquisition of software license under long-term contracts                  $   20.7               $   15.4

Note 4.  Restructuring of Operations and Cost Reduction Programs

During the third quarter of fiscal 2004, we substantially completed all cost reduction activities related to our strategic profit-improvement actions that were initially launched in February 2003. As a result, we recorded a net credit of $1.9 million, which includes a $3.9 million credit for the release of severance and other exit-related cost accruals no longer required. A large portion of the accruals for severance costs was for employees in the information appliance and cellular baseband businesses, but the actual severance costs were lower than originally expected because of some voluntary terminations and more employees eventually hired by Advanced Micro Devices, Inc. in the information appliance disposition (see below) than originally expected. The credit was reduced by a $2.0 million charge for supplemental actions that were incurred during the quarter for additional lease obligations and severance, as well as some asset write-offs.

     Cost reduction charges for the first nine months of fiscal 2004 include $14.6 million for supplemental profit-improvement actions during the first two quarters of fiscal 2004, primarily for work force reductions in various manufacturing, product development and support areas. This charge includes severance costs, as well as asset write-offs and lease obligations we incurred upon vacating certain manufacturing and design center facilities during the period upon closure of those operations. In late August 2003, we also completed the exit and sale of our information appliance business. This included the sale to AMD of certain intellectual property and assets of the information appliance business. As part of the transaction, AMD hired 125 former National employees who were mostly located in Longmont, Colorado. However, certain information appliance assets were not included in the sale and certain employees that were directly supporting the information appliance business were not hired by AMD. The corresponding severance and asset impairments that were incurred resulted in a charge of $5.3 million. This charge was reduced by proceeds of $10.1 million from the sale of assets that had a carrying value of $7.5 million less transaction costs of $1.3 million. To date a total of 200 employees have been terminated in fiscal 2004 as a combined result of the exit from the information appliance business and the other supplemental actions.
     Total charges (credits) related to cost reduction actions, including the exit of the information appliance business, are presented in the following tables:

                                                       Enterprise        Enhanced
                                         Analog        Networking        Solutions
(In Millions)                            Segment         Segment          Segment        All Others        Total
                                      -------------- ---------------- ---------------- ---------------- ------------
Three months ended February 29, 2004:
Severance costs (credit)                  $  (0.4)        $  0.2           $  -           $ (2.7)        $ (2.9)
Exit related costs (credit)                  (0.2)           -                -              0.8            0.6
Asset write-off (credit)                     (0.2)           -                -              0.6            0.4
                                      -------------- ---------------- ---------------- ---------------- ------------
                                          $  (0.8)        $  0.2           $  -           $ (1.3)        $ (1.9)
                                      ============== ================ ================ ================ ============

                                                       Enterprise        Enhanced
                                         Analog        Networking        Solutions
(In Millions)                            Segment         Segment          Segment       All Others        Total
                                      -------------- ---------------- ---------------- -------------- --------------
Nine months ended February 29, 2004:
Severance costs                            $  3.3         $  0.2           $  -             $   3.8      $   7.3
Exit related costs                            2.9            -                -                 2.0          4.9
Asset write-off                               1.1            -                -                 4.7          5.8
                                      -------------- ---------------- ---------------- -------------- --------------
                                           $  7.3         $  0.2           $  -              $ 10.5       $ 18.0
                                      ============== ================ ================ ============== ==============

Noncash charges included in the tables above relate to the write-off of assets, primarily equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. The cellular baseband business was closed at the end of fiscal 2003 as part of our profit-improvement plan. In connection with the sale transaction to AMD discussed above, we also entered into a separate supply agreement where we will manufacture product for AMD at prices specified by the terms of the agreement, which we believe approximate market prices. This agreement is effective for three years unless terminated earlier as permitted under the terms of the agreement.

     The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the nine months ended February 29, 2004:

(In Millions)                                            Severance      Other Exit Costs        Total
                                                     ------------------ ----------------- -----------------

Balance at beginning of fiscal year                       $ 17.5              $ 7.8            $ 25.3
Cash payments                                              (21.7)              (5.4)            (27.1)
Fiscal 2004 cost reduction charges, net                      7.3                4.9              12.2
                                                     ------------------ ----------------- -----------------
Ending balance                                           $   3.1              $ 7.3            $ 10.4
                                                     ================== ================= =================

     Payments for the remaining severance obligations are expected to be completed by the end of fiscal 2004. The remaining other exit costs, primarily lease obligations, are expected to be paid through lease expiration dates that range from August 2004 through January 2009.
     During the first nine months of fiscal 2004 we paid severance to 403 employees in connection with workforce reductions announced in fiscal 2003 and the first nine months of fiscal 2004. Amounts paid for other exit-related costs during the first nine months of fiscal 2004 were primarily for payments under lease obligations associated with previous restructuring and cost reduction actions.

Note 5.  Accounting for Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," at the beginning of fiscal 2004. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from contractual commitments to decontaminate machinery and equipment used at our manufacturing facilities at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result, we recorded a $2.1 million noncurrent liability for asset retirement obligations and a $0.4 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation. The cumulative effect recorded in the first quarter of fiscal 2004 upon the adoption of this accounting standard was a charge of $1.9 million, including a tax effect of $0.2 million.

     We did not recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. We currently intend to operate these facilities indefinitely and are therefore unable to reasonably estimate the fair value of any legal obligations we may have because of the indeterminate closure dates.

     The following table presents the activity for the asset retirement obligations for the nine months ended February 29, 2004:

(In Millions)
Balance at beginning of fiscal 2004                        $ 2.1
Liability incurred for assets acquired                       0.2
Accretion expense                                            0.1
                                                   -----------------------
Ending balance                                             $ 2.4
                                                   =======================

     The following table presents net income and earnings (loss) per share for the third quarter and first nine months of fiscal 2004 and 2003, as if the provisions of SFAS No. 143 had been applied in fiscal 2003:

                                                             Three Months Ended               Nine Months Ended
                                                          ---------------------------    ------------------------------
                                                           Feb. 29,      Feb. 23,          Feb. 29,        Feb. 23,
(In Millions, Except Per Share Amounts)                      2004          2003              2004            2003
                                                          ------------- -------------    --------------- --------------
Net income (loss), as reported                             $  93.1       $ (36.4)           $ 188.6        $ (28.9)
Add back:
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million             -             -                  1.9            -
Deduct:
 Accretion and depreciation in fiscal 2003, net of tax         -            (0.1)               -             (0.2)
                                                          ------------- -------------    --------------- --------------
Net income (loss), as adjusted                             $  93.1      $  (36.5)           $ 190.5        $ (29.1)
                                                          ============= =============    =============== ==============

Net income (loss) per share, as adjusted:
  Basic                                                   $    0.52     $   (0.20)        $     1.05      $   (0.16)
  Diluted                                                 $    0.48     $   (0.20)        $     0.98      $   (0.16)

Note 6.  Stock Repurchase

During the second quarter of fiscal 2004, we repurchased 12.7 million shares of our common stock for $400.0 million in connection with a stock repurchase program announced in July 2003. A portion (7.5 million shares) of the total was purchased through a privately negotiated transaction with a major financial institution and the remainder was purchased in the open market.

Note 7.  Segment Information

The following tables present information related to our reportable segments:

                                                              Enterprise      Enhanced
                                                 Analog       Networking     Solutions
(In Millions)                                    Segment        Segment       Segment     All Others    Eliminations      Total
                                               ------------ -------------- ------------- ------------ --------------- -------------
Three months ended February 29, 2004:
   Sales to unaffiliated customers              $  419.8     $    3.8        $  13.6     $    76.4                       $   513.6
                                               ============ ============== ============= ============ =============== =============

  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle:                                   $  110.7     $   (4.7)      $    4.1     $    (1.8)          -           $   108.3
                                               ============ ============== ============= ============ =============== =============

Three months ended February 23, 2003:
   Sales to unaffiliated customers              $  307.4     $    5.6        $  12.3     $    79.0                       $   404.3
                                               ============ ============== ============= ============ =============== =============

  Segment income (loss) before income taxes:    $    3.0      $ (13.1)      $    4.5     $   (28.3)          -           $   (33.9)
                                               ============ ============== ============= ============ =============== =============

Nine months ended February 29, 2004:
   Sales to unaffiliated customers              $1,141.1      $  14.2        $  42.1     $   214.5                       $ 1,411.9
                                               ============ ============== ============= ============ =============== =============

  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle:                                   $  251.8      $ (14.7)       $  14.7     $   (32.8)          -           $   219.0
                                               ============ ============== ============= ============ =============== =============

Nine months ended February 23, 2003:
   Sales to unaffiliated customers              $  957.6     $   15.4        $  37.1     $   237.1                       $ 1,247.2
                                               ============ ============== ============= ============ =============== =============

  Segment income (loss) before income taxes:    $   32.2      $ (33.3)       $  13.5     $   (33.8)          -           $   (21.4)
                                               ============ ============== ============= ============ =============== =============

The GeodeTM family of integrated processor products was the primary component of the Information Appliance segment, which was formerly a reportable segment. It was sold to AMD in late August 2003 as part of our disposition of the information appliance business (See Note 4). Beginning in the second quarter of fiscal 2004, the other aggregated operating segments that comprised our Information Appliance reportable segment no longer met the requirements of a reportable segment and have since been included in "All Other." Prior period amounts, including the GeodeTM family, have been reclassified to conform with the current year presentation.

Note 8.  Commitments and Contingencies

Commitments

During the third quarter of fiscal 2004 we entered into a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. As of February 29, 2004, future minimum lease payments under these operating leases are $0.1 million in fiscal 2004, $0.5 million in fiscal 2005, $0.5 million in fiscal 2006, $0.5 million in fiscal 2007 and $0.1 million in fiscal 2008.
     The master lease also provide for guarantees of the equipment's residual value at the end of the lease term for up to a maximum of $3.4 million. The fair value of the lease guarantees, which is immaterial, has been recorded as a liability.

Contingencies - Legal Proceedings

o    Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the fiscal periods covered in these condensed consolidated financial statements.
     As part of our disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for remediation projects and environmental matters arising from our prior operation of Fairchild's plants in South Portland, Maine; West Jordan, Utah; Cebu, Philippines; and Penang, Malaysia; and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

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

o    Other Matters

In January  1999,  a class  action  suit was filed  against us and our  chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. In November 2003, the court denied the plaintiffs' motion for certification of a medical monitoring class. Discovery in the case is continuing.
     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the appeals court reversed the lower court's dismissal. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case is now in discovery in the trial court, where we intend to contest it through all available means.
     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized in our consolidated financial statements will be incurred in amounts that would be material to our consolidated financial position or results of operations.

o    Contingencies - Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and as a result, we have not recorded any liabilities in our consolidated financial statements.

Note 9. Subsequent Event

In March 2004, we announced that our board of directors had authorized the repurchase of up to $400 million of our common stock. This is in addition to the repurchase program of $400 million that was completed in the second quarter of fiscal 2004. As of the date of this filing, we have completed the repurchase in the open market of approximately 2.7 million shares for approximately $111.0 million.

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

o    Critical Accounting Policies and Estimates

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

2.   Valuation of Inventories

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

          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of the reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, our Enterprise Networking business unit, which is a separate reportable segment, and our device connectivity business unit, which is an operating segment included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

     4.   Deferred Income Taxes

     We determine deferred tax liabilities and assets based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over those future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded.

o    Overview

We began fiscal 2004 as a stronger company with a renewed focus on achieving greater profitability, better return on our invested capital and an increased emphasis on our higher-margin analog business. During the first nine months of fiscal 2004, we continued to take steps consistent with the objectives of the strategic profit-improvement actions that were first announced in February 2003. In late August 2003, we completed the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products (See Note 4). We have completed other cost reduction activities that are also aimed at improving profitability. We are concentrating our research and development investments on analog capabilities and focusing on growing our analog sales and increasing our return on invested capital. As a result, we believe we are well positioned for improvement in our overall financial results and our third quarter results are consistent with this expectation.
     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders), average selling prices, revenue from new products and market share in the Standard Linear category as defined by World Semiconductor Trade Statistics. We define new products as those introduced within the last three years. We gauge our operating income performance by gross margin trends, product mix, average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a more consistently higher return on invested capital for the benefit of our shareholders. The items we focus on in order to improve our return on invested capital are operating income, working capital management and cash management. To improve our operating income we are focused on gross margin expansion and more efficient operating expense ratios. The following discussion provides an understanding of our operating performance in the current fiscal year and the recently completed third quarter.


                                  Three Months Ended                         Nine Months Ended
                           -------------------------------------    -----------------------------------------
                             Feb. 29,                  Feb. 23,        Feb. 29,                     Feb. 23,
                                2004     % Change       2003            2004         % Change        2003
                           ---------- -------------- -----------    ------------- --------------- -----------

   Sales                       $513.6       27%          $404.3       $1,411.9          13%         $1,247.2
  Operating
    income (loss)              $107.4                   $ (31.0)      $  209.7                    $
                                                                                                       (24.3)
  As a % of sales                21%                       (8%)           15%                           (2%)

  Net income (loss)           $  93.1                   $ (36.4)      $  188.6                    $
                                                                                                       (28.9)
  As a % of sales                18%                       (9%)           13%                           (2%)

     For the third quarter and first nine months of fiscal 2004, net sales were greater than in the corresponding periods of fiscal 2003. The increases came from higher demand as business conditions for the semiconductor industry have improved from a year ago and our market share gains in key Standard Linear markets, particularly for power management products. The improvement in net income was driven by higher gross margin on higher sales and lower operating expenses.
     Net income for the third quarter of fiscal 2004 included a $1.9 million credit for special items relating to prior cost reduction actions (See Note 4). For the first nine months of fiscal 2004, net income included a charge of $16.7 million for special items. The credit for special items in the third quarter reduced $18.6 million of charges related to cost reduction actions and the exit and sale of the information appliance business recorded in the first-half of the fiscal year (See Note 4). Net income in the first nine months of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See
Note 5). In comparison, net loss in the third quarter of fiscal 2003 included special items of $17.0 million, representing charges for cost reduction actions related to the strategic profit-improvement plan announced in February 2003. Special items of $17.7 million included in net loss for the first nine months of fiscal 2003 included an additional $0.7 million charge for in-process R&D related to the acquisition in the second quarter of fiscal 2003 of DigitalQuake.

o    Sales
----------

                                    Three Months Ended                         Nine Months Ended
                             --------------------------------------    --------------------------------------
                               Feb. 29,                  Feb. 23,        Feb. 29,                     Feb. 23,
                                2004       % Change       2003            2004         % Change        2003
                             ---------- -------------- ------------    ------------ ------------ ------------
  Analog                         $419.8       37%          $307.4        $1,141.1         19%      $  957.6
  As a % of sales                  82%                       76%             81%                       77%

  Enterprise Networking             3.8      (32%)            5.6            14.2         (8%)         15.4
  As a % of sales                   1%                        1%              1%                        1%

  Enhanced Solutions               13.6       11%            12.3            42.1         13%          37.1
  As a % of sales                   2%                        3%              3%                        3%

  All Others                       76.4       (3%)           79.0           214.5        (10%)        237.1
  As a % of sales                  15%                       20%             15%                       19%
                             ----------                ------------    ------------              ------------
  Total sales                    $513.6                    $404.3        $1,411.9                  $1,247.2
                             ==========                ============    ============              ============
                                  100%                      100%            100%                      100%

The chart above and the following discussion is based on our reportable segments described in Note 13 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended May 25, 2003.

     The growth in Analog segment sales for the third quarter and first nine months of fiscal 2004 over sales for the corresponding periods of fiscal 2003 was the primary driver behind our overall sales growth. Analog segment sales increased because of growth in end demand for products such as cellular phones, laptop computers, and because of a general trend towards increasing content of analog semiconductors in a broad variety of electronic products. The increases were driven by higher volume as unit shipments increased 31 percent for the third quarter of fiscal 2004 and 21 percent for the first nine months of fiscal 2004 over the corresponding periods of fiscal 2003. Average selling prices in the third quarter of fiscal 2004 grew slightly at 4 percent over the fiscal 2003 third quarter. Higher average selling prices in the fiscal 2004 third quarter also reflect a richer mix of products as we continue our efforts to increase revenue from high value analog products and de-emphasize sales from commodity products. At the same time, average selling prices for the first nine months of fiscal 2004 were flat compared to the same period of fiscal 2003 as unit mix in the first two quarters of fiscal 2004 included more lower priced, higher margin products and prices had declined modestly from previous year prices. Within the Analog segment, sales of power management products led the growth in sales with increases of 75 percent for the third quarter of fiscal 2004 over sales for the same quarter of fiscal 2003 as we continued to gain market share. Sales for these products in the first nine months of fiscal 2004 grew 57 percent over sales for the corresponding nine-month period of fiscal 2003. Applications for wireless handsets largely drove the sales growth in power management products. In addition, sales of application-specific wireless (including radio frequency building blocks) and audio products increased by 44 percent and 39 percent in the third quarter of fiscal 2004, respectively, over sales in the third quarter of fiscal 2003. Sales of these products for the first nine months of fiscal 2004 increased 25 percent and 28 percent, respectively, over sales for the first nine months of fiscal 2003.
     The GeodeTM family of integrated processor products, the primary component of the Information Appliance segment, was sold to Advanced Micro Devices, Inc. in late August 2003 as part of our disposition of the information appliance business (See Note 4). As a result, the remaining aggregated operating segments that were in our Information Appliance reportable segment no longer meet the requirements of a reportable segment and beginning in the second quarter of fiscal 2004 are included in "All Other." As part of the Geode disposition, we also entered into a separate supply agreement where we will manufacture product for AMD at prices specified under the terms of the agreement, which we believe approximate market prices. The sales of these products to AMD are included as a part of our foundry business unit, which is a separate operating segment included in "All Other." These sales to date have been immaterial.

o    Gross Margin
-----------------

                                 Three Months Ended                          Nine Months Ended
                           ------------------------------------     ----------------------------------------
                             Feb. 29,                  Feb. 23,        Feb. 29,                     Feb. 23,
                                2004     % Change       2003            2004         % Change        2003
                           ---------- -------------- ----------     ----------- -------------- -------------
   Sales                       $513.6       27%          $404.3       $1,411.9        13%        $1,247.2
   Cost of sales                249.5        8%           231.8          710.4         0%           711.3
                           ----------                ----------     -----------                -------------

   Gross margin                $264.1                    $172.5      $   701.5                  $   535.9
                           ==========                ==========     ===========                =============
    As a % of sales              51%                       43%            50%                        43%

The increases in gross margin for the third quarter and first nine months of fiscal 2004 over gross margin for the comparable periods of fiscal 2003 were driven by a combination of higher factory utilization and improvement in product mix. Wafer fabrication capacity utilization during the first nine months of fiscal 2004 was 92 percent, based on wafer starts, compared to 67 percent for the first nine months of fiscal 2003 when production activity was lower under weaker business conditions. As discussed in the Sales section above, our product mix has improved through active efforts to increase the portion of our business that comes from high value analog products, which are more proprietary in nature and generally sell at higher margins than commodity products. Analog segment sales grew to 81 percent of total sales in the first three quarters of fiscal 2004 from 77 percent of total sales in the comparable period of fiscal 2003. This trend also positively impacted our gross margins because our analog products generally have higher margins than non-analog products.

o    Research and Development
-----------------------------

                                 Three Months Ended                          Nine Months Ended
                           ------------------------------------     -----------------------------------------
                             Feb. 29,                  Feb. 23,        Feb. 29,                     Feb. 23,
                                2004     % Change       2003            2004         % Change        2003
                           ---------- -------------- ----------     ----------- -------------- --------------
  Research and
    development                 $86.5      (28%)         $119.7         $261.8       (22%)         $337.5
  As a % of sales                17%                       30%            19%                        27%

Lower research and development expenses for the third quarter and first nine months of fiscal 2004 over expenses for the comparable periods of fiscal 2003 reflect the impact of actions we initially launched in February 2003 to reduce our research and development expenses as a percentage of sales. These actions included exits of businesses, headcount reductions and restructuring of a licensing agreement with TSMC. Ongoing research and development spending is heavily focused on our analog products and our underlying analog capabilities. Total company spending through the first nine months of fiscal 2004 for new product development was down 17 percent, and for process and support technology was down 41 percent, from the first nine months of fiscal 2003 primarily because we have no expenditures in the business areas we have exited. Although research and development spending is down as a whole and as a percentage of sales, research and development spending for our Analog Segment increased as we continue to invest in the development of new analog and mixed-signal technology-based products for applications such as wireless handsets, displays, notebook PCs, other portable devices and other applications in the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology, which is a rapidly growing area for us.

o    Selling, General and Administrative
----------------------------------------

                                 Three Months Ended                          Nine Months Ended
                           ------------------------------------     -----------------------------------------
                             Feb. 29,                  Feb. 23,        Feb. 29,                     Feb. 23,
                                2004     % Change       2003            2004         % Change        2003
                           ---------- -------------- ----------     ----------- -------------- --------------
   Selling, general and
    administrative              $72.1        8%           $66.8         $213.3         4%          $205.0
  As a % of sales                14%                       17%            15%                        16%

The increases in selling, general and administrative expenses for the third quarter and first nine months of fiscal 2004 over expenses for the comparable periods of fiscal 2003 were mainly due to higher costs in fiscal 2004 related to employee compensation and benefits, as well as some incremental costs for outside services. Despite the increase in selling, general and administrative expenses, we are continuing to focus on controlling headcount and discretionary spending consistent with our profit improvement objectives. Although sales levels have increased substantially in the last two quarters, we are continuing to focus on controlling our cost structure in a way that allows sales to rise faster than expenses.

o    Interest Income and Interest Expense
-----------------------------------------

                                                       Three Months Ended               Nine Months Ended
                                                    --------------------------       -------------------------
                                                     Feb. 29,     Feb. 23,           Feb. 29,     Feb. 23,
                                                       2004          2003               2004         2003
                                                    ------------- ------------       ------------ ------------

  Interest income                                        $ 2.6         $ 3.7              $ 8.5        $12.3
  Interest expense                                        (0.5)         (0.4)              (0.8)        (1.3)
                                                    ------------- ------------       ------------ ------------
  Interest income, net                                   $ 2.1         $ 3.3              $ 7.7        $11.0
                                                    ============= ============       ============ ============

The decreases in interest income, net for the third quarter and first nine months of fiscal 2004 compared to the third quarter and first nine months of fiscal 2003 were due to lower average interest rates on lower average cash balances in fiscal 2004. Although we have generated positive cash flow from operations, our cash balances in fiscal 2004 are lower mainly as a result of the repurchase of 12.7 million shares of our common stock for $400.0 million. Offsetting interest expense is lower during fiscal 2004 compared to fiscal 2003 as we continued to reduce our outstanding debt.

o    Other Income (Expense), Net
--------------------------------

                                                       Three Months Ended               Nine Months Ended
                                                    --------------------------       -------------------------
                                                     Feb. 29,     Feb. 23,           Feb. 29,     Feb. 23,
                                                       2004          2003               2004         2003
                                                    ------------- ------------       ------------ ------------

  Net intellectual property income                       $ 0.7         $ 0.1            $   8.7      $   4.2
  Net gain (loss) on investments                           1.2          (0.5)               4.2          -
  Share in net losses of equity-method
    investments                                           (3.1)         (4.4)             (10.8)       (10.5)
  Other                                                    -            (1.4)              (0.5)        (1.8)
                                                    ------------- ------------       ------------ ------------
  Total other income (expense), net                      $(1.2)        $(6.2)           $   1.6      $  (8.1)
                                                    ============= ============       ============ ============

The components of our other income (expense), net are primarily derived from our equity investments and intellectual property licensing activities. Net intellectual property income for the first nine months of fiscal 2004 included $6.8 million from two licensing agreements with two unrelated companies. For the first nine months of fiscal 2003, net intellectual property income included $3.9 million from a single licensing agreement with an unrelated company. The remaining amounts of intellectual property income reported in each of the periods presented above are from a number of individually small agreements. Our share in net losses of equity-method investments was lower in the third quarter of fiscal 2004 than the comparable third quarter of fiscal 2003 as we had fewer equity-method investments in nonpublic companies in fiscal 2004 than in fiscal 2003. However, for the first nine months of fiscal 2004, our share in net losses of equity-method investments was slightly higher since we recognized a higher share of net losses from investments during the first two quarters of fiscal 2004 compared to fiscal 2003.


o    Income Tax Expense
-----------------------

We recorded income tax expense of $15.2 million for the third quarter of fiscal 2004 and $28.5 million for the first nine months of fiscal 2004 on income before taxes and cumulative effect of a change in accounting principle. This compares to income tax expense of $2.5 million and $7.5 million for the corresponding periods of fiscal 2003, when our income before taxes was much lower. The fiscal 2004 estimated annual effective tax rate is approximately 14 percent. Fiscal 2004 tax expense consists primarily of U.S. income tax, net of net operating losses and tax credits, and non-U.S. income taxes. The fiscal 2003 tax expense represents non-U.S. income taxes on international income. We did not incur U.S. income taxes in fiscal 2003.

o    Liquidity and Capital Resources
------------------------------------

                                           Fiscal 2004                             Fiscal 2003
                                 ------------------------------------    ------------------------------------
                                  Feb. 29,     Change     May 25,         Feb. 23,      Change    May 26,
                                    2004                   2003            2003                    2002
                                 ---------- ------------ ------------    ------------ ---------- ------------
Net cash provided by
  operating activities                         $ 305.1                                   $ 143.3

Net cash used by
  investing activities                          (201.1)                                    (77.5)

Net cash (used by) provided
  by financing activities                       (273.8)                                     12.1
                                            ------------                              ----------

Cash & cash equivalents             $ 632.4   ($ 169.8)     $ 802.2         $ 759.2      $  77.9    $ 681.3
                                            ============                              ==========

The primary factors contributing to the changes in cash and cash equivalents during the first nine months of fiscal 2004 compared to the first nine months of fiscal 2003 are described below:
     For the first nine months of fiscal 2004, cash was generated from operating activities primarily from net income, adjusted for noncash items (primarily depreciation and amortization), net of the negative impact that came from changes in working capital components. These changes in working capital components were mainly driven by the overall higher levels of business activity we have experienced during the first nine months of fiscal 2004. Cash from operating activities for the first nine months of fiscal 2003 was also generated because the positive impact from the net loss, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components.
     Major uses of cash for investing activities for the first nine months of fiscal 2004 included investment in property, plant and equipment of $153.8 million, primarily for machinery and equipment, and net purchases of available-for-sale securities of $47.7 million. Major uses of cash for investing activities in the first nine months of fiscal 2003 included investment in property, plant and equipment of $122.0 million, primarily for machinery and equipment, the acquisition of DigitalQuake for $11.0 million (net of cash acquired) and investment in nonpublicly traded companies of $21.0 million, offset by net sale and maturity of marketable securities of $62.0 million.
     The primary use of cash from our financing activities in the first nine months of fiscal 2004 came from our repurchase of 12.7 million shares of our common stock for $400.0 million and payments of $21.0 million on time-based CAD licenses. A portion (7.5 million shares) of the stock repurchase was transacted directly with a major financial institution and the remainder in the open market. These cash uses were partially offset by proceeds of $149.3 million from the issuance of common stock under employee benefit plans. The primary source of cash from financing activities for the first nine months of fiscal 2003 was from the issuance of common stock under employee benefit plans of $28.6 million, which was partially offset by payments of $12.0 million on time-based CAD licenses and a $4.5 million repayment of our outstanding debt balances.
     In March 2004, we announced that the Board of Directors approved another $400 million stock repurchase program similar to the $400 million stock repurchase program completed in September and October 2003. The new stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. This stock repurchase program is one element of an overall effort to increase our return on invested capital, which we believe improves shareholder value.
     We foresee continuing cash outlays for plant and equipment in fiscal 2004, with our primary focus on extending our analog capacity and capabilities at our existing sites. We are continuing with the construction of an assembly and test facility in China that was begun in fiscal 2003 as part of our effort to increase assembly and test capacity, as well as expand our business presence in Asian markets. We currently expect our fiscal 2004 capital expenditure amount to be greater than the fiscal 2003 amount. However, we continue to manage capital expenditures within our targeted goals for return on invested capital and in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments in fiscal 2004 and the following twelve months, as well as the stock repurchase program.
     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations and commercial commitments as of February 29, 2004:

                                 Fiscal Year:                                            2009 and
(In Millions)                    2004            2005       2006      2007      2008     thereafter    Total
                                 --------------- ---------- --------- --------- -------- ------------- --------------
Contractual obligations and
  recorded as liabilities:
    Debt obligations               $    -          $22.8    $   -     $   -      $  -       $   -      $  22.8
   CAD software licensing
     agreements                         1.9         21.3       10.0       8.2       -           -         41.4
Other contractual
  obligations under:
   Noncancellable
     operating leases                   6.3         20.6       16.6      13.4       8.9         8.2       74.0
   Fairchild manufacturing
     agreement                          1.6          -          -         -         -           -          1.6
  Other                                 0.6          2.4        1.7       1.0       -           -          5.7
                                 --------------- ---------- --------- --------- -------- ------------- --------------
Total                               $  10.4        $67.1      $28.3     $22.6     $ 8.9       $ 8.2     $145.5
                                 =============== ========== ========= ========= ======== ============= ==============
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                       $     8.5          -          -         -          -          -      $    8.5
                                 =============== ========== ========= ========= ======== ============= ==============

     In addition, as of February 29, 2004, capital purchase commitments were $67.0 million. Dates of actual contractual obligations for these commitments are dependent on the actual capital delivery dates.

o    Outlook
------------

Although overall economic conditions continue to be somewhat difficult to predict, demand levels throughout the first nine months of fiscal 2004 strengthened as we saw market conditions in the semiconductor industry improve from a year ago. New orders received during the fiscal 2004 third quarter were stronger than expected and higher than in the preceding second quarter. New orders also increased at a faster rate than sales. This was mainly due to stronger order patterns from our distribution channels, which tend to serve broader markets beyond wireless handset and PCs. Distributors also began to place orders with longer lead times, which improves our backlog visibility. Our opening 13-week backlog entering the fourth quarter of fiscal 2004 is noticeably higher than it was entering the third quarter of fiscal 2004. Turns orders, which are orders received with delivery requested in the same quarter, were seasonally lower in the third quarter of fiscal 2004 compared to the level in the second quarter. In general, as we gain longer visibility into order backlogs from our customers, we anticipate less dependency on turns orders. Considering all factors, including those discussed above, we expect sales for the fourth quarter of fiscal 2004 to be 7 to 10 percent above the fiscal 2004 third quarter. However, if backlog orders are cancelled, the rate of new orders declines or the anticipated level of turns orders is not achieved, we may not be able to achieve this increase. We also anticipate our gross margin percentage in the fourth quarter of fiscal 2004 to be higher by 1 to 2 percentage points than the gross margin achieved in the fiscal 2004 third quarter. Because wafer fabrication utilization should continue running at high levels during the fourth quarter, we anticipate that we will be able to continue to improve the mix and the overall pricing of the products we sell.
     Our operating expenses, consisting of research and development and selling, general and administrative, have benefited from significant actions we took in calendar 2003. This is partially offset by incremental programs, as well as certain external factors such as foreign currency exchange rate fluctuations. For the fourth quarter of fiscal 2004, we anticipate research and development expenses will range from $86-$89 million with continued emphasis on improving our analog capabilities, while selling, general and administrative expenses will range from $71-$73 million. We expect our investment in property, plant and equipment in total for fiscal 2004 to be greater than fiscal 2003. See "Liquidity and Capital Resources."

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

CURRENT WORLD EVENTS. Recent unrest in many parts of the world including the continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations. Although the SARS illness appears to have been contained, if it or other pandemic illness emerges in Asia, our business there could be adversely affected. The spread of such illnesses beyond Asia could also negatively impact other aspects of our operations.

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

 PART II.         OTHER INFORMATION

Item 1. Legal Proceedings
-------------------------

You should refer to the Legal Proceedings section in our Form 10-K for the fiscal year ended May 25, 2003 in our Form 10-Q's for the fiscal quarters ended August 24, 2003 and November 23, 2003 for a description of our existing material legal proceedings. There have been no material developments in these legal proceedings since the Form 10-Q for the quarter ended November 23, 2003 was filed in January 2004.

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

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

(b)  Reports on Form 8-K
     -------------------

     During the quarter ended February 29, 2004, we filed the following report on Form 8-K:

     1.   A report on Form 8-K was filed on  December 4, 2003  furnishing  under item 12 to the Securities and Exchange Commission our press release issued on December 4, 2003 announcing our earnings for the quarter ended November 23, 2003. The news release contained Financial Statements consisting of Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows prepared in accordance with GAAP. Certain operating results information that was not prepared in accordance with GAAP was also included in the press release.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION


Date: April 5, 2004
                                      \s\ Robert E. DeBarr
                                      --------------------
                                      Robert E. DeBarr
                                      Controller
                                      Signing on behalf of the registrant and as principal accounting officer