Form 10-K
period 2004-05-30
NATIONAL SEMICONDUCTOR CORP
filed 2004-08-11
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 30, 2004
OR

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

The aggregate market value of voting stock held by non-affiliates of National as of November 21, 2003, was approximately $4,821,810,753 based on the last reported sale price on that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 25, 2004, was 356,718,621.

DOCUMENTS INCORPORATED BY REFERENCE
         Document                                    Location in Form 10-K
         --------                                    ---------------------
Portions of the Proxy Statement for the Annual
Meeting of Stockholders to be held on or about
October 1, 2004.                                          Part III

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                                                                Page No
                                                                                                                -------
PART I

Item 1.         Business                                                                                            4
Item 2.         Properties                                                                                         11
Item 3.         Legal Proceedings                                                                                  12
Item 4.         Submission of Matters to a Vote of Security Holders                                                14
Executive Officers of the Registrant                                                                               15

PART II

Item 5.         Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
                Equity Securities                                                                                  17
Item 6.         Selected Financial Data                                                                            18
Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations              19
Item 7A.        Quantitative and Qualitative Disclosures about Market Risk                                         31
Item 8.         Financial Statements and Supplementary Data                                                        32
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               69
Item 9A.        Controls and Procedures                                                                            70

PART III

Item 10.        Directors and Executive Officers of the Registrant                                                 71
Item 11.        Executive Compensation                                                                             71
Item 12.        Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters                                                                    72
Item 13.        Certain Relationships and Related Transactions                                                     74
Item 14.        Principal Accountant Fees and Services                                                             74

PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    75
Signatures                                                                                                         77

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and acquisitions and investments in other companies and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC, displays and networks; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; our success in integrating acquisitions and achieving operating improvements with acquisitions; risks of international operations; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" section set forth in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

GENERAL
We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide more energy efficiency, portability, better audio and sharper images in electronics systems. We target key markets such as:

    o        wireless handsets;
    o        displays;
    o        PCs;
    o        networks; and
    o        a broad range of portable applications.

     Our strategy is to be the premier analog company driving the information age. Combining analog and digital technology, we focus on analog-based semiconductor products, which include stand-alone devices and subsystems, in the areas of power management, display drivers, audio, amplifiers and data conversion. Approximately 84 percent of our revenue in fiscal 2004 was generated from analog-based products and we believe this percentage can potentially grow in the future as a result of our increasing focus on developing new analog products for a variety of markets and applications.
     National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. On our
"Investor  Information"  website,  located  at  www.national.com,  we  post  the following filings as soon as reasonably practicable after they are electronically filed or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All of our filings are on our website and are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Director Affairs Committee Charter, Compensation Committee Charter, Audit Committee Charter and Other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document.

RECENT HIGHLIGHTS
We began fiscal 2004 as a stronger company focused on achieving greater profitability and better return on invested capital through increased sales of our higher-margin analog products. During fiscal 2004, we continued to follow through on profit-improvement actions that were first announced in February 2003. For example, in late August 2003, we completed the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products (See Note 3 to the Consolidated Financial Statements included in Item 8). During the year, we also completed other cost reduction activities that resulted in lower R&D spending for the company as a whole. At the same time, we were able to increase our research and development investments in analog capabilities. As a result of our actions, combined with better overall market conditions, our financial results in fiscal 2004 were substantially improved compared to fiscal 2003.

     During September and October 2003, we repurchased a total of 25.4 million shares (post-split basis) of our common stock for $400 million in connection with a stock repurchase program announced in July 2003. This program was followed by the announcement of another $400 million stock repurchase program in March 2004. Under this second program, we repurchased an additional 7.0 million shares (post-split basis) of our common stock for $142.5 million through the end of fiscal 2004. These stock repurchase programs are one element of an overall effort to increase our return on invested capital, which we believe improves shareholder value. We also completed a two-for-one stock split in May 2004, which was paid in the form of a stock dividend. We did the stock split to make our stock more affordable to the individual investor while keeping the price per share and the number of shares outstanding comparable to other leading companies in our industry.

PRODUCTS
Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various components are fabricated in a small area or "chip" of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and connected to a circuit board or substrate.
     We manufacture an extensive range of analog intensive and mixed-signal integrated products, which are used in numerous applications. While no precise industry definition exists for analog and mixed-signal devices, we consider products which process or condition analog information or convert analog to digital or digital to analog as analog and mixed-signal devices.
     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial, communications, computing, consumer and automotive markets, and more narrowly defined markets such as wireless handsets, LCD monitors, personal computers and HDTVs. Our analog and mixed-signal devices include:

    o        operational and audio amplifiers;                o        communication interface circuits;
    o        power monitors, converters and regulators;       o        radio frequency integrated circuits;
    o        analog to digital converters;                    o        flat panel display drivers and signal
                                                                       processors.

     Other products with significant analog content include products for local area and wireless networking and wireless communications, as well as products for personal systems and personal communications, such as input/output devices. We use the brand name "Super I/O" to describe our integrated circuits that handle system peripheral and input/output functions for notebook and desktop computers, as well as servers.
     Other product offerings that are not analog or mixed-signal include microcontrollers, advanced I/O, connectivity processors and embedded BluetoothTM solutions that serve a wide variety of applications in the personal computer, industrial, automotive, consumer and communication markets.

CORPORATE ORGANIZATION; PRODUCT LINE BUSINESS UNITS
We are comprised of various product line business units which are combined to form groups. During fiscal 2004, our operations were organized in the following six groups: the Analog Group, the Displays and Wireless Group, the PC and Networking Group, the Custom Solutions Group, the Imaging Group, and the Information Appliance Group (which was ultimately disbanded in early fiscal
2004).
     Analog Group: Analog products are the vital technology link that connects the physical world with digital information. They are used to enable and enrich the experience of sight and sound of many electronic applications. In addition to the real world interfaces, analog products are used extensively in power management and signal conditioning applications.
     We continue to maintain a leadership position in power management technology. Our diverse portfolio of innovative intellectual property enables us to develop building block products, application-specific standard analog products and full custom large-scale integrations for our key customers in applications such as wireless handsets and flat panel displays. In signal path applications, our innovative and high performance building blocks and application specific standard products allow our customers to differentiate their systems.

     The Analog Group designs, develops and manufactures a wide range of products including:

     o    power   management   products   (power   conversion,   regulation  and
          conservation);
     o    high performance operational amplifiers;
     o    high performance analog-to-digital converters;
     o    high efficiency audio amplifiers;
     o    thermal management products.

     With our leadership in innovative analog packaging and process technology, we are focused on high growth markets that depend upon portability and efficiency, such as cellular telephones and notebook computers. We are continuing to increase our penetration into top tier original equipment manufacturers in the wireless, display and personal computer segments. In fiscal 2004, nearly 43 percent of the Analog Group's revenues were derived from original equipment manufacturers, while the remaining 57 percent came from our worldwide authorized distributors.
     We also use our analog expertise to develop high performance analog products serving targeted applications in the broad consumer, industrial, medical, automotive and information infrastructure markets. Our growing portfolio of high performance analog building blocks includes high voltage regulators, high speed op-amps, and high speed, low power analog to digital converters. Recent product introductions address high voltage power management applications of up to 100V and high speed amplifiers of up to 2 GHz. These building block products can serve as the starting point for the development of highly integrated application-specific standard products such as our current 3D audio subsystems.
     The Enhanced Solutions business unit of the Analog Group supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.

     Displays and Wireless Group: The Displays and Wireless Group consists of two separate business groups: Displays and Wireless.
     The Displays Group consists of our Flat Panel Displays, CRT, and Small Form Factor Display business units. We are a leader in analog video processing solutions for the displays market. The Displays Group develops and manufactures various products that provide higher resolution, brighter color and/or better power efficiency for flat panels, CRT monitors, notebook computer displays, LCD TV displays and personal client device displays.
     The Flat Panel Displays business unit provides a variety of innovative products for notebook thin film transistor (TFT) displays, flat panel monitors, and LCD TV displays. These include a variety of timing controllers, low voltage differential signal (LVDS) data receivers, LVDS transmitters and column drivers. We have a significant market share in integrated LVDS receiver and timing controllers that serve the notebook TFT displays market. We also continue to expand our position in the discrete LVDS market. We recently introduced two new display architecture standards: Advanced Bus Systems Interface (ABSI) and Point to Point Differential Signal (PPDS). ABSI driver technology supports chip-on-glass notebook and monitor panels. PPDS enables cinema quality display performance and small bezels for LCD TV applications.
     The CRT business unit offers a variety of video drivers and pre-amplifiers that go into CRT monitors and digital TVs. While the overall market unit volume of CRT monitors is expected to decline over time due to the increasing penetration of flat panel displays, the business unit's leading edge capabilities, including our high voltage processes, are being channeled toward opportunities in the fast growing digital TV market. Our product offerings include the integrated family of pre-amplifiers with on-screen display, clamp and video drivers for a wide variety of CRT display types.
     The Small Form Factor Displays business unit develops differentiated display controllers for handset applications.

     The Wireless Group delivers solutions that perform the radio and other functions for handsets and base stations in the cellular and cordless telephone markets. The Wireless Group leverages a number of technologies and standards:

     o    Code Division Multiple Access (CDMA);
     o    Personal Digital Cellular (PDC);
     o    Global Systems for Mobile Communications (GSM); and
     o    Digital Cordless Telephone technology (DCT)

     There are two business units in the Wireless Group: RF Component and Digital Cordless. The RF Component business unit offers radio frequency components that mainly address the synthesizer block of the radios in CDMA, PDC and GSM cellular handsets. The Digital Cordless business unit offers DECT and DCT based solutions which allow us to offer some of the most flexible system solutions available today for digital cordless voice and data applications. With a unique baseband platform, one single baseband chip supports combined voice/data, repeaters, base stations and handsets.

     PC and Networking Group: The PC and Networking Group consists of the Advanced PC business unit and the Networking business unit. The Advanced PC business unit provides innovative mixed-signal I/O products for servers, desktops, mobile and storage computing and is focused on improving solutions for connectivity, security and manageability.
     The Networking business unit is made up of three divisions that address opportunities in the enterprise, communications infrastructure and embedded markets. The Enterprise division provides mixed signal solutions for switches and routers. The Communications Infrastructure division provides high speed physical interconnect products for wireless, telecom, data networking and professional video applications. The Embedded division provides products used in networked peripherals in certain enterprise and consumer markets.

     Custom Solutions Group: The Custom Solutions Group consists of the following three business units: Device Connectivity, Custom Silicon Systems and Legacy Products.

     The Device Connectivity business unit supplies connectivity processors, embedded Bluetooth solutions, general-purpose microcontrollers and DVD player solutions. Our connectivity processors are marketed under the CP3000 family and are based on our CR16 core integrated with advanced connectivity peripherals, and combined with optimized application software to address applications needing device connectivity. Applications include Bluetooth accessories, telematics (automotive) and industrial applications. Our general-purpose 8 and 16 bit microcontrollers address a wide variety of applications in the industrial, automotive, consumer and communication markets.
     The Custom Silicon Systems business unit explores and initially develops certain select new product opportunities for emerging markets such as wireless sensors. It also supports custom products for select strategic partners.
     The Legacy Products business unit supplies user-designed application specific products in the form of standard cells and gate arrays, key telecommunications components for analog and digital line cards, as well as AC97-compliant audio codecs for consumer and automotive applications. This business unit also supplies to Advanced Micro Devices foundry materials and services for the information appliance product portfolio under separate arrangements made with AMD at the time it purchased the information appliance business.

     Imaging Products Group: The Imaging Products Group develops complete imaging solutions including CMOS image sensors and image processors. These solutions are aimed at applications for the mobile phone, automotive and various consumer products.

     Information Appliance Group: The GeodeTM family of integrated processor products, the primary component of the Information Appliance Group, was sold to AMD in late August 2003 as part of our disposition of the information appliance business. See Note 3 to the Consolidated Financial Statements for more information about the disposition of the information appliance business. The remainder of the information appliance operation was closed by the end of the first quarter of fiscal 2004.

     Worldwide  Marketing  and Sales and Central  Technology  and  Manufacturing
Group: Separate from our business operating groups, our corporate structure includes a centralized Worldwide Marketing and Sales Group and a Central Technology and Manufacturing Group (CTMG).
     Worldwide Marketing and Sales is structured around the four major regions of the world where we operate -- the Americas, Europe, Japan and Asia Pacific -- and unites our worldwide sales and marketing organization.
     CTMG manages all production, including manufacturing requirements that are outsourced, and central support technology. Central support technology includes process technology, which consists of research and process development necessary for many of our core production processes, packaging technology and research. CTMG provides a range of process libraries, product cores and software that are shared among our product lines. This group is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout and simulation.

SEGMENT FINANCIAL INFORMATION AND GEOGRAPHIC INFORMATION
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2004. The remaining business units that are not included in the Analog reportable segment are grouped as "All Other."

     For further financial information on this segment, as well as geographic information, refer to the information contained in Note 14, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

MARKETING AND SALES
We market our products globally to original equipment manufacturers and original design manufacturers through a direct sales force. Major OEMs and ODMs include:

  o    Bosch;              o    LG Electronics;    o    Quanta;
  o    Dell;               o    L.M. Ericsson;     o    Samsung;
  o    Hewlett Packard;    o    Matsushita;        o    Siemens;
  o    IBM;                o    Motorola;          o    Sony; and
  o    Kyocera;            o    Nokia;             o    Sony - Ericsson Mobile
                                                        Communication.

     There has been an increasing trend in the technology industry where OEMs use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a third party manufacturer. In addition to our direct sales force, we use distributors in our four business regions, and approximately 51 percent of our fiscal 2004 net sales were generated through distributors. In an increasing portion of our distribution sales, the distributor acts as the logistics partner for our OEM customers and their contract manufacturers. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. In general, distributors do not have the right to return product.
     Our regional facilities in the United States, Europe, Japan and Asia Pacific handle local customer support. These customer support centers respond to inquiries on product pricing and availability, customer technical support requests, order entry and scheduling.
     We augment our sales effort with application engineers based in the field. These engineers are specialists in our product portfolio and work with customers to identify and design our integrated circuits into customers' products and applications. These engineers also help identify emerging markets for new products and are supported by our design centers in the field or at manufacturing sites.
     We also provide web-based, online tools that allow customers and potential customers to select our devices, create a design using our parts, and simulate performance of that design.

CUSTOMERS
The distributor Arrow accounted for 10 percent of our net sales in fiscal 2004 and fiscal 2003. In addition, the distributor Avnet accounted for 11 percent of our net sales in fiscal 2004, and approximately 10 percent of our net sales in fiscal 2003 and fiscal 2002. Although we do not have any other customers with sales greater than 10 percent, we do have several large customers that manufacture and market wireless handsets, among other electronic products. These customers typically purchase a variety of different products from us. If any one of these customers were to cease all purchases from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period. However, we have not had any such experience to date.

BACKLOG
In accordance with industry practice, we frequently revise semiconductor backlog quantities and shipment schedules under outstanding purchase orders to reflect changes in customer needs. We rarely formally enforce binding agreements for the sale of specific quantities at specific prices that are contractually subject to price or quantity revisions, consistent with industry practice. For these reasons, we do not believe it is meaningful to disclose the amount of backlog at any particular date.

SEASONALITY
We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. Sales in fiscal 2004 were basically consistent with these trends, except that sales for our third fiscal quarter were higher than the second fiscal quarter. Although the third fiscal quarter in fiscal 2004 included 14 calendar weeks rather than the normal 13 weeks, sales in our third fiscal quarter measured on a normalized basis still grew slightly over sales in the second fiscal quarter.

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

     Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. Nearly all product assembly and final test operations are performed in two facilities in Southeast Asia. An additional assembly and test facility in China that began construction in fiscal 2003 as part of our effort to increase assembly and test capacity was nearly completed by the end of fiscal 2004 and will be operational in fiscal 2005. We use subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia and Japan to address capacity and other economic issues.
     Our wafer manufacturing processes span Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. Our efforts are heavily focused on processes that support our analog portfolio of products, which address wireless handsets, displays, computers and a broad variety of other electronic applications. Bipolar processes primarily support our standard products. The width of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in current integrated circuits.

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

RESEARCH AND DEVELOPMENT
Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process and packaging technologies are done by CTMG's process technology group. Specific product design and development is generally done in our business units. Total R&D expenses were $352.8 million for fiscal 2004, or 18 percent of net sales, compared to $435.6 million for fiscal 2003, or 26 percent of net sales, and $441.0 million for fiscal 2002, or 30 percent of net sales. These amounts exclude in-process R&D charges of $0.7 million related to the acquisition of DigitalQuake in fiscal 2003 and $1.3 million related to the acquisitions of Fincitec, ARSmikro and Wireless Solutions Sweden in fiscal 2002. These in-process R&D charges are included in our consolidated statements of operations as a component of special items.

     Total company spending through fiscal 2004 for new product development was down 16 percent, and for process and support technology was down 33 percent from fiscal 2003 primarily because of expenses we eliminated in the business areas we have exited. Although research and development spending was down as a whole and as a percentage of sales, research and development spending for our Analog segment increased as we continue to invest in the development of our analog capabilities to address a variety of markets. A significant portion of our research and development is directed at power management technology.

PATENTS
We own numerous United States and non-U.S. patents and have many patent applications pending. We consider the development of patents and the maintenance of an active patent program advantageous to the conduct of our business. However, we believe that continued success will depend more on engineering, production, marketing, financial and managerial skills than on our patent program. We license certain of our patents to other manufacturers and participate in a number of cross licensing arrangements and agreements with other parties. Each license agreement has unique terms and conditions, with variations as to length of term, royalties payable, permitted uses and scope. The majority of these agreements are cross-licenses in which we grant a broad license to our intellectual property in exchange for receiving a similar corresponding license from the other party, and none are exclusive. The amount of income we have received from licensing agreements has varied in the past, and we cannot precisely forecast the amount and timing of future income from licensing agreements. On an overall basis, we believe that no single license agreement is material to us, either in terms of royalty payments due or payable or intellectual property rights granted or received.

EMPLOYEES
At May 30, 2004, we employed approximately 9,700 people of whom approximately 4,000 were employed in the United States, 1,200 in Europe, 4,100 in Southeast Asia and 400 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

COMPETITION
Competition in the semiconductor industry is intense. With our focus on analog, our major competitors include Analog Devices, Linear Technology, Maxim, ST Microelectronics and Texas Instruments that sell competing products into some of the same markets that we target. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition.

ENVIRONMENTAL REGULATIONS
To date, our compliance with foreign, federal, state and local laws or regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and
Note  13,   "Commitments  and  Contingencies"  to  the  Consolidated   Financial
Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as process research and product development, in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer fabrication capacity utilization during fiscal 2004 was 93 percent, based on wafer starts, compared to 71 percent for fiscal 2003 when production activity was lower under weaker business conditions. We expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

     Our assembly and test functions are performed primarily in Southeast Asia. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore. The construction of an assembly and test facility in Suzhou, China that was begun in fiscal 2003 as part of our effort to increase assembly and test capacity will be operational in fiscal 2005.

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

Arlington, Texas;                          Indianapolis, Indiana;                  Salem, New Hampshire;
Calabasas, California;                     Kirkland, Washington;                   San Diego, California;
Federal Way, Washington;                   Norcross, Georgia;                      Santa Clara, California;
Fort Collins, Colorado;                    Phoenix, Arizona;                       South Portland, Maine;
Grass Valley, California;                  Rochester, New York;                    Tucson, Arizona;

and at overseas locations including China, Estonia, Finland, Germany, India, Israel, Japan, the Netherlands, Sweden, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our design facilities and our sales and administrative offices.

ITEM 3.  LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods.

TAX MATTERS
The IRS has completed its examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments relate to R&D credits, inventory and depreciation deductions. We are contesting the adjustments through the administrative process. We are undergoing tax audits in several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover the amounts sought by the IRS, as well as any other deficiencies that other government agencies may find in these audits.

ENVIRONMENTAL MATTERS
We have been named to the National  Priorities  List  (Superfund)  for our Santa
Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board, which is acting as agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan, and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and the claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We have also retained liability for environmental matters arising from our former operations of Dynacraft, Inc. and the Fairchild business, but we are not currently involved in any legal proceedings relating to those liabilities. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, excluding potential reimbursements from insurance coverage, has not been material during each of the last three fiscal years. We believe that the potential liability for environmental matters, if any, in excess of amounts already accrued in our financial statements will not have a material effect on our consolidated financial position or results of operations.

OTHER
1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the third circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case is now proceeding in the District Court where discovery has been completed, and we intend to contest it through all available means.

2. In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleges that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at our company. Plaintiffs claim to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one plaintiff claims to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at the company. Although no specific amount of monetary damages is claimed, plaintiffs seek damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. The court has required the Scottish employees to seek their remedies in Scottish courts. The court has also denied plaintiffs' motion for certification of a medical monitoring class. Discovery in the case is proceeding and we intend to defend this action vigorously.

3. In April 2002, ZF Micro Solutions, Inc. brought suit against us in the California Superior Court alleging a number of contract and tort claims related to an agreement we entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. The case began trial in May 2004 and on June 14, 2004, the jury in the case found for ZF Micro Solutions on a claim on intentional misrepresentation, awarding damages of $28.0 million and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. On seven other claims brought by the plaintiff, the jury found for us. The jury also found for us on our breach of contract cross-claim, awarding damages of $1.1 million. We are challenging the verdicts in favor of ZF Micro Solutions in post-trial motions and intend to vigorously pursue the appeal of any judgment that may be entered against us in this matter.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                EXECUTIVE OFFICERS OF THE REGISTRANT *


Name                            Current Title                             Age
----                            -------------                             ---

Kamal K. Aggarwal (1)           Executive Vice President, Central          66
                                Technology and Manufacturing Group

Lewis Chew (2)                  Senior Vice President, Finance and Chief   41
                                Financial Officer

John M. Clark III (3)           Senior Vice President, General Counsel     54
                                and Secretary

Brian L. Halla (4)              Chairman of the Board, President and       57
                                Chief Executive Officer

Detlev J. Kunz (5)              Senior Vice President and General Manager, 53
                                Worldwide Marketing and Sales

Donald Macleod (6)              Executive Vice President and Chief         55
                                Operating Officer

Suneil V. Parulekar  (7)        Senior Vice President, Analog Group        56

Ulrich Seif (8)                 Senior Vice President and Chief            46
                                Information Officer

Edward J. Sweeney (9)           Senior Vice President, Human Resources     47

*  all information as of May 30, 2004, the last day of the 2004 fiscal year.


Business Experience During Last Five Years

     (1) Mr. Aggarwal joined National in November 1996 as the Executive Vice President of the Central Technology and Manufacturing Group. Prior to joining National, Mr. Aggarwal held positions at LSI Logic as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test.

     (2) Mr. Chew joined National in May 1997 as Director of Internal Audit, and was made Vice President and Controller in December 1998, Acting Chief Financial Officer in April 2001 and Senior Vice President, Finance and Chief Financial Officer in June 2001. Prior to joining National, Mr. Chew was a partner at KPMG LLP.

     (3) Mr. Clark joined National in May 1978. Prior to becoming Senior Vice President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

     (4) Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group.

     (5) Mr. Kunz joined National in July 1981 and has held a number of marketing positions since then. Prior to becoming Senior Vice President and General Manager, Worldwide Marketing and Sales in July 2001, he held positions in the company as the Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center.

     (6) Mr. Macleod joined National in February 1978 and was named Executive Vice President and Chief Operating Officer in April 2001. Prior to April 2001, he had been Executive Vice President, Finance and Chief Financial Officer since June 1995 and previously held positions as Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

     (7) Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Analog Products Group in April 2001, he held positions as Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group.

     (8) Mr. Seif first joined National in January 1980 and had held a number of positions in MIS related operations when he left the company in 1996 to become the Chief Information Officer and Vice President of Information Services at Cirrus Logic. He returned to National in May 1997 as the Chief Information Officer and Vice President of
          Information Services and was made Senior Vice President and Chief Information Officer in April 2001.

     (9) Mr. Sweeney first joined National in February 1983 and had held a number of human resources positions and was serving as Vice President, Human Resources for the Central Technology and Manufacturing Group when he left the company in 1998 to become the Vice President of Human Resources at Candescent Technologies Corporation. He later became the Vice President of Human Resources at Vitria Technology Inc. Mr. Sweeney rejoined National in May 2002 as Senior Vice President, Human Resources.

     Executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.

PART II
-------

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information  appearing in Note 8, Debt; Note 10,  Shareholders'  Equity; and
Note 16, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 9, 2004 was $19.62. At July 9, 2004, the number of record holders of our common stock was 7,415. For information on our equity compensation plans, see Item 12 of this Form 10-K.
     During the past three fiscal years, we have not sold any unregistered securities.

PURCHASES OF EQUITY SECURITIES
The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2004:

                                                                                                      Maximum Dollar Value
                                                                             Total Number of Shares    of Shares that may
                                                                              Purchased as Part of      yet be purchased
                           Total Number of Shares   Average Price Paid Per     Publicly Announced      under the Plans or
         Period                   Purchased                  Share              Plans Or Programs          Programs(1)
-------------------------- ------------------------ ------------------------ ------------------------ ----------------------
Month # 1                             5,496,000                  $20.19               5,496,000            $400 million
March 1, 2004 -
  March 31, 2004

Month # 2
April 1, 2004 -
  April 30, 2004
                                        800,000                  $20.24                 800,000            $400 million
Month # 3
May 1, 2004 -
  May 30, 2004                          730,988                  $20.52                 730,988            $400 million
                           ------------------------                          ------------------------
                                      7,026,988                  $20.27               7,026,988            $400 million
Total                      ========================                          ========================

(1) Purchases during the fourth quarter were made under a program announced March 11, 2004. Of the total shares purchased, 730,988 shares were purchased through a privately negotiated transaction with a major financial institution. The remainder of the shares was purchased in the open market. The total dollar amount approved for the repurchase program is $400 million. There is no expiration date for the program. Other repurchase programs announced in fiscal 2004 were completed prior to the beginning of the fourth quarter. We do not have any plans to terminate the current plan prior to its completion.

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

                        FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended
In Millions, Except Per Share Amounts and                      May 30,     May 25,     May 26,      May 27,       May 28,
      Employee Figures                                         2004        2003        2002         2001          2000
                                                               ----------- ----------- ------------ ------------- -----------
OPERATING RESULTS
Net sales                                                       $1,983.1    $1,672.5    $1,494.8     $2,112.6      $2,139.9
Operating costs and expenses                                     1,652.9     1,690.9     1,641.7      1,881.5       1,783.6
                                                               ----------- ----------- ------------ ------------- -----------
Operating income (loss)                                            330.2       (18.4)     (146.9)       231.1         356.3
Interest income, net                                                10.4        14.8        22.0         52.5          15.3
Other income (expense), net                                         (6.9)      (19.7)        1.5         23.5         263.7
                                                               ----------- ----------- ------------ ------------- -----------
Income (loss) before income taxes and cumulative effect of a
   change in accounting principle                                  333.7       (23.3)     (123.4)       307.1         635.3
Income tax expense (benefit)                                        49.0        10.0        (1.5)        61.4          14.5
                                                               ----------- ----------- ------------ ------------- -----------
Income (loss) from continuing operations before cumulative
   effect of a change in accounting principle                   $  284.7   $   (33.3)  $  (121.9)    $  245.7      $  620.8
                                                               =========== =========== ============ ============= ===========
Net income (loss)                                               $  282.8   $   (33.3)  $  (121.9)    $  245.7      $  620.8
                                                               =========== =========== ============ ============= ===========

Earnings (loss) per share:
From continuing operations before cumulative effect of a
   change in accounting principle:
      Basic                                                        $ 0.79      $(0.09)     $(0.34)      $ 0.70        $ 1.79
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 0.73      $(0.09)     $(0.34)      $ 0.65        $ 1.62
                                                               =========== =========== ============ ============= ===========
Net income (loss):
      Basic                                                        $ 0.78      $(0.09)     $(0.34)      $ 0.70        $ 1.79
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 0.73      $(0.09)     $(0.34)      $ 0.65        $ 1.62
                                                               =========== =========== ============ ============= ===========
Weighted-average common and potential common
    shares outstanding:
      Basic                                                        361.0       363.6       355.0        351.8         347.2
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      388.5       363.6       355.0        376.8         383.4
                                                               =========== =========== ============ ============= ===========

FINANCIAL POSITION AT YEAR-END
Working capital                                                $   784.5   $   872.0   $   804.3    $   803.2    $   791.1
Total assets                                                    $2,280.4    $2,248.4    $2,290.7     $2,362.6     $2,382.2
Long-term debt                                                 $       -   $     19.9  $     20.4   $     26.2   $     48.6
Total debt                                                     $     22.1  $     22.2  $     25.9   $     55.6   $     80.0
Shareholders' equity                                            $1,680.5    $1,706.0    $1,781.1     $1,767.9     $1,643.3
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------
OTHER DATA
Research and development                                       $   352.8   $   435.6   $   441.0    $   435.6    $   386.1
Capital additions                                              $   215.3   $   154.9   $   138.0    $   239.5    $   168.7
Number of employees (in thousands)                                   9.7         9.8        10.1         10.3         10.5
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------

We did not pay cash dividends on our common stock in any of the years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and acquisitions and investments in other companies and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC, displays and networks; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; our success in integrating acquisitions and achieving operating improvements with acquisitions; risks of international operations; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.
     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto:

o    Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 51 percent of our semiconductor product sales were made through distributors in fiscal 2004. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable.
     However, different judgments or estimates could result in variances that might be significant to reported operating results.
          Service revenues, which are included in net sales, are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement.
          Intellectual property income is not classified as sales. This income is classified as a component of special items in the consolidated statement of operations and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

b)   Valuation of Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

c)   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. Intangible assets other than goodwill are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be fully recoverable. Other intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

          Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.
          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, and our enterprise networking and device connectivity business units, which are included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

d)   Deferred Income Taxes
     We determine deferred tax liabilities and assets based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the tax rate expected to be in effect when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based over those future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded.

o    Overview

We began fiscal 2004 as a stronger company focused on achieving greater profitability and better return on invested capital through increased sales of our higher-margin analog products. During fiscal 2004, we continued to follow through on profit-improvement actions that were first announced in February 2003. For example, in late August 2003, we completed the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products (See Note 3 to the Consolidated Financial Statements). During the year, we also completed other cost reduction activities that resulted in lower R&D spending for the company as a whole. At the same time, we were able to increase our research and development investments in analog capabilities. As a result of our actions, combined with better overall market conditions, our financial results in fiscal 2004 were substantially improved compared to fiscal 2003.
     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders), average selling prices, revenue from new products and market share in the Standard Linear category as defined by World Semiconductor Trade Statistics. We generally define new products as those introduced within the last three years. We gauge our operating income performance by gross margin trends, product mix, average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a return on invested capital that consistently exceeds our cost of capital and is higher than what we have typically generated historically. To improve our return on invested capital we concentrate on operating income, working capital management, capital expenditures and cash management. Operating income improvements are being driven by gross margin growth and more efficient operating expense ratios.
     During September and October 2003, we repurchased a total of 25.4 million shares of our common stock for $400 million in connection with a stock repurchase program announced in July 2003. This program was followed by the announcement of another $400 million stock repurchase program in March 2004. Under this second program, we repurchased an additional 7.0 million shares of our common stock for $142.5 million through the end of fiscal 2004. These stock repurchase programs are one element of an overall effort to increase our return on invested capital, which we believe improve shareholder value. We also completed a two-for-one stock split in May 2004, which was paid in the form of a stock dividend. We did the stock split to make our stock more affordable to the individual investor while keeping the price per share and the number of shares outstanding comparable to other leading companies in our industry and to allow for less dilution of our shareholder base as a result of our various stock plans.
     The following table and discussion provides an overview of our operating results for fiscal years 2004, 2003 and 2002:

                                  --------------- ------------ -------------- ------------ --------------
      Years Ended:                May 30, 2004                 May 25, 2003                May 26, 2002
      (In Millions)                                % Change                    % Change
                                  --------------- ------------ -------------- ------------ --------------
       Sales                        $1,983.1            19%      $1,672.5           12%      $1,494.8

      Operating income (loss)      $   330.2                   $    (18.4)                   $ (146.9)
      As a % of sales                   17%                          (1%)                       (10%)

      Net income (loss)            $   282.8                   $    (33.3)                   $ (121.9)
      As a % of sales                   14%                          (2%)                        (8%)

     Net sales were greater in fiscal 2004 than in fiscal 2003. The sales increases are attributable to both higher industry demand and our market share gains in key standard linear markets, particularly for power management products. Unit shipments for the company were up 22 percent in fiscal 2004 from unit shipments in fiscal 2003, while average selling prices were flat. The improvement in net income was driven by higher gross margin on higher sales, as well as lower operating expenses.
     Net income for fiscal 2004 included special items of $41.6 million, which include charges of $30.0 million arising from a lawsuit brought against us by ZF Micro Solutions, Inc. (See Note 17 to the Consolidated Financial Statements) and $3.1 million for the settlement of certain patent infringement claims. Special items also included a net charge of $19.6 million for cost reduction actions and the exit and sale of the information appliance business completed in August 2003 (See Note 3 to the Consolidated Financial Statements). In addition, special items included $11.1 million of net intellectual property income. Prior to fiscal 2004, net intellectual property income was classified as non-operating income. Net intellectual property income reported in prior years has been reclassified to conform to this presentation. Fiscal 2004 net income also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See
Note 7 to the Consolidated Financial Statements).
     The increase in net sales for fiscal 2003 over fiscal 2002 came from higher demand, particularly from customers in our wireless handset market, as business conditions for the semiconductor industry slowly improved from those in fiscal 2002, although general market and worldwide economic conditions were essentially flat. Unit shipments were up 29 percent from unit shipments in fiscal 2002, but average selling prices in fiscal 2003 were down 13 percent from fiscal 2002. Notwithstanding the net loss in fiscal 2003, the improvement in net results compared to fiscal 2002 was primarily driven by the increase in sales in fiscal 2003 over that of fiscal 2002.
     Net loss for fiscal 2003 included $38.2 million of special items. These special items included $0.7 million for in-process R&D charges related to the acquisition of DigitalQuake (See Note 4 to the Consolidated Financial Statements) and a net charge of $43.6 million related to cost reduction actions (See Note 3 to the Consolidated Financial Statements), which were taken as part of our strategic profit improvement actions. Special items also included $6.1 million of net intellectual property income. The fiscal 2003 net loss also had $13.8 million of charges included in R&D expenses for the write-down of technology licenses (See the Research and Development section below).

o    Sales

                                     -------------- ------------ ------------- ------------ --------------
          Years Ended:               May 30, 2004                  May 25,                  May 26, 2002
          (In Millions)                              % Change       2003        % Change
                                     -------------- ------------ ------------- ------------ --------------
                                       $1,664.7           23%      $1,350.0          14%    $  1,182.5
          Analog segment
          As a % of sales                  84%                         81%                        79%

          All others                      318.4           (1%)        322.5           3%         312.3
          As a % of sales                  16%                         19%                        21%
                                     --------------              -------------              --------------
          Total sales                  $1,983.1                    $1,672.5                   $1,494.8
                                     ==============              =============              ==============
                                          100%                        100%                       100%

The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements.
     Our sales growth in fiscal 2004 was essentially all due to the Analog segment. Growth in Analog segment sales was driven by higher consumer demand for products such as wireless phones and notebook computers, and also because of a general trend towards increased analog semiconductor content in a variety of electronic products. Unit volume was up 22 percent over the prior year and average selling prices for fiscal 2004 as a whole grew just slightly at 1 percent over fiscal 2003. Average selling prices were higher in the second half of fiscal 2004, reflecting both a richer mix of products as well as actual price improvements, as we have been actively striving to increase our sales of high value, high performance analog products. Within the Analog segment, sales of power management products led the growth in sales with an increase of 35 percent from sales in fiscal 2003 where we continued to grow at a faster rate than the overall market. The increased activity in wireless handsets largely drove the sales growth in power management products. Sales of audio, data conversion and application-specific wireless (including radio frequency building blocks) products also contributed to the growth with increases of 30 percent, 28 percent and 26 percent in fiscal 2004, respectively, over sales in fiscal 2003.

     For fiscal 2004, sales increased in all geographic regions compared to fiscal 2003. The increases were 35 percent in Japan, 21 percent in the Asia Pacific region, 16 percent in Europe and 8 percent in the Americas. Sales in fiscal 2004 as a percentage of total sales remained flat at 46 percent for the Asia Pacific region and 20 percent in Europe. Japan increased to 13 percent of total sales while the Americas decreased to 21 percent. Foreign currency-denominated sales in fiscal 2004 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar, but the impact on overall fiscal 2004 sales was minimal since only a quarter of our total sales was denominated in foreign currency.
     The growth in Analog segment sales for fiscal 2003 over fiscal 2002 came from higher volume as unit shipments increased 30 percent from fiscal 2002. However, average selling prices declined 11 percent from fiscal 2002, due to a shift in product mix and some modest price declines. The mix was impacted by increased sales of certain higher performing analog products offered in very small form factors. Although these products were relatively lower in price, within our portfolio of products, their gross margins were relatively higher. Within the Analog segment, sales of audio, power management and amplifier products increased in fiscal 2003 by 41 percent, 45 percent and 23 percent, respectively, from sales in fiscal 2002. Sales of application-specific wireless products, primarily radio frequency building blocks, were flat year on year.
     For fiscal 2003, sales increased in all geographic regions compared to fiscal 2002. The increases were 28 percent in Japan, 17 percent in the Asia Pacific region, 5 percent in Europe and 3 percent in the Americas. Sales for fiscal 2003 as a percentage of total sales increased to 46 percent for the Asia Pacific region and 11 percent in Japan, while decreasing to 23 percent in the Americas and 20 percent in Europe. Many of our customers have manufacturing operations in the Asia Pacific region that make their purchases in that region and as a result, sales increased in the Asia Pacific region and declined in Europe and the Americas. Foreign currency-denominated sales in fiscal 2003 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar, but the impact on overall fiscal 2003 sales was minimal since less than a quarter of our fiscal 2003 total sales was denominated in foreign currency.

o    Gross Margin

                                  -------------- ------------- -------------- ------------ ---------------
          Years Ended:            May 30, 2004                 May 25, 2003                May 26, 2002
          (In Millions)                           % Change                     % Change
                                  -------------- ------------- -------------- ------------ ---------------
           Sales                    $1,983.1           19%       $1,672.5           12%      $1,494.8
           Cost of sales               970.8            3%          946.8            1%         941.4
                                  --------------               --------------              ---------------
           Gross margin             $1,012.3                       $725.7                   $   553.4
                                  ==============               ==============              ===============
            As a % of sales             51%                          43%                         37%

The increase in gross margin for fiscal 2004 over fiscal 2003 was driven by a combination of higher factory utilization and improvement in product mix. Wafer fabrication capacity utilization during fiscal 2004 was 93 percent, based on wafer starts, compared to 71 percent for fiscal 2003. As discussed in the Sales section above, our product mix has improved through active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Analog segment sales grew to 84 percent of total sales in fiscal 2004 from 81 percent of total sales in fiscal 2003, which also positively impacts our gross margins because our analog products generally have higher margins than non-analog products.
     The increase in gross margin for fiscal 2003 over fiscal 2002 was primarily driven by higher factory utilization. Wafer fabrication capacity utilization during fiscal 2003 was 71 percent, compared to 55 percent in fiscal 2002 when production activity was much lower due to weaker business conditions. Improvement in overall product mix and lower manufacturing costs in fiscal 2003 also offset an unfavorable impact on gross margin coming from actual price declines on selected products.

o    Research and Development

                                  -------------- ------------- -------------- ------------ ---------------
          Years Ended:            May 30, 2004                 May 25, 2003                May 26, 2002
          (In Millions)                           % Change                     % Change
                                  -------------- ------------- -------------- ------------ ---------------
          Research and
            development               $352.8          (19%)        $435.6           (1%)       $441.0
          As a % of sales               18%                          26%                         30%

Research and development expenses shown in the table above exclude in-process R&D charges of $0.7 million in fiscal 2003 and $1.3 million in fiscal 2002.
     Lower research and development expenses in fiscal 2004 from fiscal 2003 reflect the impact of actions we initially launched in February 2003 to reduce our research and development expenses as a percentage of sales. These actions included exits of businesses, headcount reductions and restructuring of a licensing agreement with Taiwan Semiconductor Manufacturing Company. Ongoing research and development spending is heavily focused on our analog products and our underlying analog capabilities. Total company spending through fiscal 2004 for new product development was down 16 percent, and for process and support technology was down 33 percent from fiscal 2003 primarily because of the business areas we exited. Although research and development spending is down as a whole and as a percentage of sales, research and development spending for our Analog segment increased as we continue to invest in the development of new analog and mixed-signal technology-based products for wireless handsets, displays, notebook PCs, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.
     R&D expenses for fiscal 2003 included $13.8 million of charges for the writedown of technology licenses. Of this total, $5.0 million came from the technology license with TSMC that was impaired when we restructured the agreement and entered into a new agreement to use TSMC as our supplier of wafers for products with feature sizes of 0.15-micron and below. In addition, we reached alternative arrangements with two other R&D partners that led to the impairment of additional technology licenses for the remaining $8.8 million charge. Excluding these charges, R&D expenses in fiscal 2003 were lower by 4 percent from expenses in fiscal 2002. The lower R&D expenses reflected our effort to control the level of expenditures, in light of weak business conditions.

o    Selling, General and Administrative

                                  -------------- ------------- -------------- ------------ ---------------
        Years Ended:              May 30, 2004                 May 25, 2003                May 26, 2002
        (In Millions)                             % Change                     % Change
                                  -------------- ------------- -------------- ------------ ---------------
        Selling, general and
          administrative              $287.7            6%         $270.3            4%        $260.9
        As a % of sales                 15%                          16%                         17%

The increases in selling, general and administrative expenses for fiscal 2004 over fiscal 2003 were consistent with increased business levels and were mainly due to higher costs in fiscal 2004 related to employee compensation and benefits, as well as incremental costs for outside services. Although sales levels increased substantially in the last three quarters of fiscal 2004, we are continuing to focus on controlling our cost structure in a way that allows sales to rise faster than expenses. As a result, SG&A expenses as a percent of sales declined from 16 percent in fiscal 2003 to 15 percent in fiscal 2004 and were down to 13 percent in the fourth quarter of fiscal 2004.
     The overall increase in SG&A expenses for fiscal 2003 over expenses for fiscal 2002 was mainly due to higher payroll and employee benefit expenses. The expenses for fiscal 2003 also reflect higher expenses from foreign currency remeasurement losses of $3.5 million compared to a $0.2 million net gain in fiscal 2002.

o    Cost Reduction Programs and Restructuring of Operations
During fiscal 2004, we substantially completed the cost reduction activities related to our strategic profit-improvement actions that were initially launched in February 2003. These actions included the exit and sale of our information appliance business, consisting primarily of the GeodeTM family of integrated processor products, and other cost reduction activities that were also aimed at improving profitability. As a result, we recorded a net charge of $19.6 million in fiscal 2004. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of activity during fiscal 2004 related to previously announced actions.

o    Charge for Acquired In-Process Research and Development
In connection with our acquisition during fiscal 2003 of DigitalQuake, Inc., we allocated $0.7 million of the total purchase price to the value of in-process R&D. In connection with our acquisitions during fiscal 2002 of the combined companies of Fincitec Oy and ARSmikro OU, and separately of Wireless Solutions Sweden AB, $0.2 million and $1.1 million of the total purchase price for each acquisition were respectively allocated to the value of in-process R&D. These amounts were expensed upon acquisition because technological feasibility had not been established and no alternative uses existed for the technologies. For more specific information on each acquisition, see Note 4 to the Consolidated Financial Statements.

o    Interest Income and Interest Expense

                                      ------------- -------------- -------------
      Years Ended:                        May 30,     May 25, 2003     May 26,
      (In Millions)                        2004                         2002
                                      ------------- -------------- -------------

      Interest income                     $ 11.6        $ 16.3          $25.9
      Interest expense                      (1.2)         (1.5)          (3.9)
                                      ------------- -------------- -------------
      Interest income, net                $ 10.4        $ 14.8          $22.0
                                      ============= ============== =============

The decrease in interest income, net for fiscal 2004 compared to fiscal 2003 was due to lower average interest rates on lower average cash balances in fiscal 2004. Although we generated positive cash flow from operations, our cash balances in fiscal 2004 are lower mainly as a result of the repurchase of 32.4 million shares of our common stock for $542.5 million. Offsetting interest expense was lower during fiscal 2004 compared to fiscal 2003 as we continued to reduce our outstanding debt.
     The decrease in net interest income for fiscal 2003 was due to lower average interest rates on slightly higher average cash balances during fiscal 2003 compared to fiscal 2002. Offsetting interest expense was lower for fiscal 2003 as we continued to reduce our outstanding debt balances.

o    Other Income (Expense), Net

                                      ------------- -------------- -------------
      Years Ended:                        May 30,     May 25,         May 26,
      (In Millions)                        2004         2003            2002
                                      ------------- -------------- -------------

      Share in net losses of
         equity-method investments        $(14.1)       $(15.9)        $ (7.3)
      Net gain (loss) on marketable
         and other investments, net          6.6          (3.9)           9.4
      Other                                  0.6           0.1           (0.6)
                                      ------------- -------------- -------------
      Total other income (expense), net  $  (6.9)       $(19.7)       $   1.5
                                      ============= ============== =============

The components of our other income (expense), net are primarily derived from activities related to our investments. Net gain on investments for fiscal 2004 was primarily from the sale of shares in two nonpublicly traded companies upon their acquisitions by third parties. Net loss on investments in fiscal 2003 was the result of impairment losses for other than temporary declines in fair value of nonmarketable investments that more than offset gains from the sale of marketable investments. Net gain on investments in fiscal 2002 was primarily from the sale of marketable investments. Our share in net losses of equity-method investments was lower in fiscal 2004 as we had fewer equity-method investments in nonpublic companies than in fiscal 2003.

o    Income Tax Expense
We recorded income tax expense of $49.0 million in fiscal 2004 on income before taxes and cumulative effect of a change in accounting principle. This compares to income tax expense of $10.0 million in fiscal 2003 and an income tax benefit of $1.5 million in fiscal 2002 when in both years our income before taxes was much lower than in fiscal 2004. The annual effective tax rate for fiscal 2004 was approximately 15 percent. Fiscal 2004 tax expense consisted primarily of U.S. income tax, net of net operating losses and tax credits, and non-U.S. income taxes. The fiscal 2003 tax expense primarily represented non-U.S. income taxes on international income. The fiscal 2002 tax benefit consisted of $11.5 million for the expected refund of U.S. taxes as a result of a change in the federal tax law, which was mostly offset by $10.0 million of tax expenses on international income. Our ability to realize net deferred tax assets ($85.6 million at May 30, 2004) is primarily dependent on our ability to generate future U.S. taxable income. We believe that it is more likely than not that we will generate sufficient taxable income to utilize these tax assets, but it is possible that we will be unable to do so and therefore unable to realize the benefits of recognized tax assets. This could result in future charges to increase the deferred tax asset valuation allowance.

o    Foreign Operations
Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2004 was concentrated in U.K. pound sterling, Singapore dollar and Malaysian ringgit. Bringing our assembly and test facility in China into operation during fiscal 2005 may add some risk from Chinese RMB exchange rate fluctuations in the future. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.
     At some of our international locations, we maintain defined benefit pension plans that are operated in accordance with local statutes and practices. As required by the pension accounting standards, we record an adjustment for minimum pension liability to adjust the liability related to one of these plans to equal the amount of the unfunded accumulated benefit obligation. For fiscal 2004, the adjustment was $24.3 million and a corresponding amount is reflected in the consolidated financial statements as a component of accumulated other comprehensive loss. This adjustment decreased the unfunded benefit obligation from $118.1 million in fiscal 2003 to $86.4 million in fiscal 2004. The improvement in the funding status of this plan was mainly due to the increase in the value of the plan's assets, since the value of the plan's accumulated benefit obligation increased slightly with an additional year's accrual for pension liabilities and an increase in the average age of plan participants. As we have done in the past, we will continue to fund the plan in the future to adequately meet the minimum funding requirements under local statutes.

o    Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.
     Due to the short-term nature of the major portion of our cash portfolio, a series of severe cuts in interest rates does have a significant impact on the amount of interest income we earn from our cash portfolio. An increase in interest rates benefits us due to our large net cash position. An increase in interest rates would not necessarily immediately increase interest expense due to the fixed rates of our existing debt obligations.
     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we enter into transactions in other currencies, primarily the Japanese yen, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.
     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of May 30, 2004.

o    Liquidity and Capital Resources

                                 ------------ ----------- -----------
Years Ended:                     May 30,        May 25,     May 26,
(In Millions)                       2004         2003        2002
                                 ------------ ----------- -----------
Net cash provided by
  operating activities              $ 477.7    $ 221.6      $ 122.0

Net cash used by
  investing activities               (252.2)    (123.4)      (330.6)

Net cash (used by) provided
  by financing activities            (384.8)      22.7         72.1
                                 ------------ ----------- -----------
                                   ($ 159.3)  $  120.9     ($ 136.5)
                                 ============ =========== ===========

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2004, 2003 and 2002 are described below:
     In fiscal 2004, cash was generated from operating activities primarily from net income, adjusted for noncash items (primarily depreciation and amortization), net of the negative impact that came from changes in working capital components. These changes in working capital components were mainly driven by the overall higher levels of business activity in fiscal 2004. We also generated cash from operating activities in fiscal 2003 because the positive impact from the net loss, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components. In fiscal 2002, we generated operating cash because the noncash components of our net loss, primarily depreciation and amortization, were greater than the reported net loss and the negative impact from changes in working capital components.
     Major uses of cash for investing activities during fiscal 2004 included investment in property, plant and equipment of $215.3 million, primarily for machinery and equipment, net purchases of available-for-sale securities of $27.7 million and payments for security deposits on leased equipment of $20.1 million. Major uses of cash for investing activities for fiscal 2003 included investment in property, plant and equipment of $154.9 million, primarily for machinery and equipment, the acquisition of DigitalQuake for $11.0 million, net of cash acquired (See Note 4 to the Consolidated Financial Statements) and investment in nonpublicly traded companies of $21.8 million. These uses of cash were partially offset by proceeds from the net sale and maturity of marketable securities of $49.2 million. Major uses of cash in fiscal 2002 included investment in property, plant and equipment of $138.0 million, net purchases of available-for-sale securities of $111.5 million and the acquisitions of Fincitec Oy, ARSmikro OU and Wireless Solutions Sweden AB for a total of $42.1 million, net of cash acquired (See Note 4 to the Consolidated Financial Statements).
     The primary use of cash from our financing activities in fiscal 2004 came from our repurchase of a total 32.4 million shares of our common stock for $542.5 million, net advances of $29.4 million to acquire our common stock and payments of $22.7 million on software license obligations. A portion (15.7 million shares) of the stock repurchase was transacted directly with a major financial institution and the remainder in the open market. These uses of cash were partially offset by proceeds of $211.9 million from the issuance of common stock under employee benefit plans. The primary source of cash from financing activities during fiscal 2003 came from the issuance of common stock under employee benefit plans of $42.7 million, which was partially offset by payments of $14.6 million on software license obligations and a $5.4 million repayment of our outstanding debt balances. The primary source of cash in fiscal 2002 came from the issuance of common stock under employee benefit plans in the amount of $107.1 million, which was partially offset by repayment of $20.6 million of our outstanding debt balances and payments of $14.4 million on software license obligations.
     In March 2004, we announced that the Board of Directors approved another $400 million stock repurchase program similar to the $400 million stock repurchase program completed in September and October 2003. The new stock repurchase program is consistent with our current business model which focuses on higher value analog products and, therefore, is less capital intensive than it has been historically. This stock repurchase program is one element of an overall effort to increase our return on invested capital, which we believe improves shareholder value. As of the end of fiscal 2004, the approved repurchase program in place allows for $257.5 million of future common stock repurchases.

     We foresee continuing cash outlays for plant and equipment in fiscal 2005, with our primary focus on extending our analog capacity and capabilities at our existing sites. The construction of an assembly and test facility in China that was begun in fiscal 2003 as part of our effort to increase assembly and test capacity is close to completion and will be operational in fiscal 2005. We currently expect our fiscal 2005 capital expenditure amount to be in a similar range as the fiscal 2004 amount. However, we continue to manage capital expenditures within our targeted goals for return on invested capital and in light of business conditions. We expect existing cash and investment balances, together with existing lines of credit, to be sufficient to finance planned capital investments in fiscal 2005, as well as the stock repurchase program.
     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.
     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 30, 2004:

                                 Fiscal Year:                                            2010 and
(In Millions)                    2005            2006      2007      2008     2009       thereafter     Total
                                 --------------- --------- --------- -------- ---------- -------------- -----------
Contractual obligations:
Debt obligations                     $ 22.1       $  -      $  -       $ -     $  -          $  -       $  22.1
Accrued software license
  obligations                          21.7         10.0       8.2       -        -             -          39.9
Noncancelable
  operating leases                     27.4         22.8      19.1       9.6      6.8           5.8        91.5
Purchase obligations under:
  Fairchild manufacturing
    agreement                           2.6          -         -         -        -             -           2.6
  Other                                 2.8          2.2       0.7       0.3      0.2           -           6.2
                                 --------------- --------- --------- -------- ---------- -------------- -----------
Total                                 $76.6        $35.0     $28.0     $ 9.9    $ 7.0         $ 5.8      $162.3
                                 =============== ========= ========= ======== ========== ============== ===========
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                       $  8.8             -         -         -         -            -       $   8.8
                                 =============== ========= ========= ======== ========== ============== ===========

     In addition, as of May 30, 2004, capital purchase commitments were $62.1 million.

o    Outlook
Although overall economic conditions continue to be somewhat difficult to predict, demand levels throughout fiscal 2004 strengthened as we saw market conditions in the semiconductor industry improve from a year ago. New orders received during fiscal 2004 were stronger than originally expected and higher than in the preceding year. New orders also increased at a faster rate than sales, as a result of stronger order patterns in our distribution channels, which tend to serve broader markets beyond wireless handset and PCs. New orders from our top OEM customers, which include several major wireless handset manufacturers, strengthened significantly in the second half of the fiscal year. Our opening 13-week backlog entering the first quarter of fiscal 2005 was higher than it was when we began the fourth quarter of fiscal 2004. However, we anticipate turns orders, which are orders received with delivery requested in the same quarter, to be seasonally lower in the first quarter of fiscal 2005 compared to the level in the fourth quarter. This is consistent with what we have typically experienced in our August quarter in previous years. Our experience has been that orders usually start slow at the beginning of summer and pick up later in the quarter in preparation for increased manufacturing activity that usually occurs in the latter part of the calendar year. Considering all factors, including those discussed above, we expect sales for the first quarter of fiscal 2005 to decline 4 percent to 5 percent from the level achieved in our fiscal 2004 fourth quarter. This is down from the original range we expected at the time we announced our fourth quarter earnings on June 10, 2004 since we have seen a more significant decrease in turns orders to date than originally anticipated. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is not received, actual revenues may be lower. We anticipate our gross margin percentage in the first quarter of fiscal 2005 to be comparable to our fiscal 2004 fourth quarter.

     Our operating expenses, consisting of research and development and selling, general and administrative, have benefited from the significant actions we have taken since fiscal 2003 when we initially launched a strategic profit-improvement plan. This is partially offset by incremental programs aimed at analog growth markets. For the first quarter of fiscal 2005, we anticipate operating expenses to be comparable to fiscal 2004 fourth quarter levels. We expect our investment in property, plant and equipment in total for fiscal 2005 to be slightly higher than fiscal 2004. See "Liquidity and Capital Resources."

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

Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Linear Technology, Maxim, ST Microelectronics and Texas Instruments that sell competing products into some of the same markets that we target. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers.
     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased price competition. We may also compete with some of our customers in certain markets, such as displays and wireless handsets.
     The wireless handset market continues to be important to our future growth plans. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and image capture. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are uncertain and difficult to predict with accuracy.

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

Investments and Acquisitions. We have made and will continue to consider making strategic business investments and alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability, and support our business model objectives (which includes gross margin, operating margin, and return on invested capital objectives). Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

Expansion of our business in the Asian markets. As noted in our discussion of planned capital expenditures, as part of our efforts to expand our business presence in the Asian markets, we began construction during fiscal 2003 of an assembly and test facility in China's Suzhou Industrial Park in the Jiangsu Province of China. Construction of the facility is close to completion and it is expected to be operational in fiscal 2005. We expect the facility to provide analog products quickly and cost effectively to our customers in Asia, as well as other regions as necessary. The facility will also increase our overall assembly and test capacity to support increasing product volume. Product volume increases are dependent upon customer demand. If our product volume does not increase, lower factory utilization, which results in higher manufacturing cost per unit, will unfavorably impact operating results. In addition, unexpected start-up expenses, inefficiencies and delays in the start of production in the facility may reduce expected future gross margin.

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

Current World Events. Recent unrest in many parts of the world including the continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. There is no assurance that the consequences from these events will not disrupt our operations either in the U.S. or other regions of the world where we have operations. Although the SARS illness appears to have been contained, if it or other pandemic illness emerges in Asia, our business could be adversely affected. The spread of such illnesses beyond Asia could also negatively impact other aspects of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing in subcaption "Financial Market Risks" of Management's Discussion and Analysis of Financial Condition and Results of
Operations in Item 7 and the information appearing in Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Financial Statements:

Consolidated Balance Sheets at May 30, 2004 and May 25, 2003                                      33

Consolidated Statements of Operations for each of the years in the
   three-year period ended May 30, 2004                                                           34

Consolidated Statements of Comprehensive Income (Loss) for each of the years
   in the three-year period ended May 30, 2004                                                    35
Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended May 30, 2004                                                    36

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 30, 2004                                                           37

Notes to Consolidated Financial Statements                                                        38

Report of Independent Registered Public Accounting Firm                                           68


Financial Statement Schedule:
-----------------------------
For the three years ended May 30, 2004

Schedule II -- Valuation and Qualifying Accounts                                                  76

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                                                  May 30,       May 25,
In Millions, Except Share Amounts                                                 2004          2003
                                                                                  ------------- --------------

ASSETS
Current assets:
    Cash and cash equivalents                                                          $ 642.9        $ 802.2
    Short-term marketable investments                                                    139.3          113.2
    Receivables, less allowances of $46.7 in 2004 and $38.2 in 2003                      198.9          140.9
    Inventories                                                                          200.1          142.2
    Other current assets                                                                  64.6           28.5
                                                                                  ------------- --------------
Total current assets                                                                   1,245.8        1,227.0
Property, plant and equipment, net                                                       699.6          680.7
Goodwill                                                                                 173.3          173.3
Deferred tax assets                                                                       73.3           74.4
Other assets                                                                              88.4           93.0
                                                                                  ------------- --------------
Total assets                                                                          $2,280.4       $2,248.4
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                   $ 22.1         $  2.3
    Accounts payable                                                                     141.0          107.0
    Accrued expenses                                                                     234.8          196.1
    Income taxes payable                                                                  63.4           49.6
                                                                                  ------------- --------------
Total current liabilities                                                                461.3          355.0
Long-term debt                                                                               -           19.9
Other noncurrent liabilities                                                             138.6          167.5
                                                                                  ------------- --------------
Total liabilities                                                                       $599.9         $542.4
Commitments and contingencies
Shareholders' equity:
    Common stock of $0.50 par value. Authorized 850,000,000 shares.
        Issued and outstanding 357,611,988 in 2004 and 367,144,776 in 2003             $ 178.8        $ 183.6
    Additional paid-in capital                                                         1,038.9        1,369.5
    Retained earnings                                                                    560.0          277.2
    Unearned compensation                                                                (8.8)         (10.0)
    Accumulated other comprehensive loss                                                (88.4)        (114.3)
                                                                                  ------------- --------------
Total shareholders' equity                                                             1,680.5        1,706.0
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                            $2,280.4       $2,248.4
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                                           May 30,      May 25,      May 26,
In Millions, Except Per Share Amounts                                 2004         2003         2002
                                                                      ------------ ------------ ------------
Net sales                                                              $1,983.1     $1,672.5     $1,494.8
Operating costs and expenses:
     Cost of sales                                                        970.8        946.8        941.4
     Research and development                                             352.8        435.6        441.0
     Selling, general and administrative                                  287.7        270.3        260.9
     Special items                                                         41.6         38.2         (1.6)
                                                                      ------------ ------------ ------------
Total operating costs and expenses                                      1,652.9      1,690.9      1,641.7
                                                                      ------------ ------------ ------------
Operating income (loss)                                                   330.2        (18.4)      (146.9)
Interest income, net                                                       10.4         14.8         22.0
Other income (expense), net                                                (6.9)       (19.7)         1.5
                                                                      ------------ ------------ ------------
Income (loss) before taxes and cumulative effect of
     a change in accounting principle                                     333.7        (23.3)      (123.4)
Income tax expense (benefit)                                               49.0         10.0         (1.5)
                                                                      ------------ ------------ ------------
Income (loss) before cumulative effect of a change
     in accounting principle                                              284.7        (33.3)      (121.9)
Cumulative effect of a change in accounting principle
     including tax effect of $0.2                                          (1.9)         -            -
                                                                      ------------ ------------ ------------
Net income (loss)                                                      $  282.8     $  (33.3)   $  (121.9)
                                                                      ============ ============ ============

Earnings (loss) per share:
Income (loss) before cumulative effect of a change in
    accounting principle:
    Basic                                                                 $ 0.79       $(0.09)      $(0.34)
    Diluted                                                               $ 0.73       $(0.09)      $(0.34)

Cumulative effect of a change in accounting principle
    including tax effect of $0.2:
    Basic                                                                 $(0.01)     $  -         $  -
    Diluted                                                               $(0.01)     $  -         $  -

Net income (loss):
    Basic                                                                 $ 0.78       $(0.09)      $(0.34)
    Diluted                                                               $ 0.73       $(0.09)      $(0.34)

Weighted-average common and potential common
    shares outstanding:
    Basic                                                                 361.0        363.6        355.0
    Diluted                                                               388.5        363.6        355.0

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                            May 30,       May 25,       May 26,
In millions                                                            2004          2003          2002
                                                                       ------------- ------------- --------------

Net income (loss)                                                         $ 282.8       $ (33.3)      $(121.9)

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on available-for-sale securities                 (3.4)        (24.8)         32.6
     Reclassification   adjustment   for  net   realized   (gain)  on
available-                                                                    -           (10.1)         (9.4)
          for-sale securities included in net income (loss)
     Minimum pension liability                                               29.1         (57.5)        (12.7)
     Derivative instruments:
          Unrealized gain (loss) on cash flow hedges                          0.2           0.2          (0.4)
                                                                       ------------- ------------- --------------
Other comprehensive income (loss)                                            25.9         (92.2)         10.1
                                                                       ------------- ------------- --------------
Comprehensive income (loss)                                               $ 308.7       $(125.5)      $(111.8)
                                                                       ============= ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                               Accumulated
                                                                        Additional                             Other
                                                        Common Stock    Paid-In     Retained  Unearned         Comprehensive
                                                    ------------------
In Millions                                         Shares   Par Value  Capital     Earnings  Compensation     Loss       Total
                                                    -------- ---------  ----------- --------- ------------- ---------- ----------
Balances at May 27, 2001                              347.6  $173.8      1,207.8     $432.4        $(13.9)   $ (32.2)   $1,767.9
Net loss                                                -       -            -       (121.9)          -          -        (121.9)
Issuance of common stock under option, purchase,
   and profit sharing plans                            11.8     5.9        105.7        -             -          -         111.6
Unearned compensation relating to issuance of
   restricted stock                                     0.2     0.1          3.0        -            (3.1)       -           -
Cancellation of restricted stock                       (0.1)    -           (0.9)       -             0.8        -          (0.1)
Amortization of unearned compensation                   -       -            -          -             3.4        -           3.4
Stock compensation charge                               -       -            0.1        -             -          -           0.1
Issuance of common stock upon conversion of
   convertible subordinated promissory notes            1.2     0.6          9.4        -             -          -          10.0
Other comprehensive income                              -       -            -          -             -         10.1        10.1
--------------------------------------------------- -------- -------- ----------- ---------- ------------- ---------- ----------
Balances at May 26, 2002                              360.7   180.4      1,325.1      310.5         (12.8)     (22.1)    1,781.1
Net loss                                                -       -            -        (33.3)          -          -         (33.3)
Issuance of common stock under option, purchase,
   and profit sharing plans                             6.5     3.2         40.6        -             -          -          43.8
Unearned compensation relating to issuance of
   restricted stock                                     -       -            0.5        -            (0.5)       -           -
Cancellation of restricted stock                       (0.1)    -           (1.4)       -             0.3        -          (1.1)
Amortization of unearned compensation                   -       -            -          -             3.0        -           3.0
Effect of investee equity transactions                  -       -            4.7        -             -          -           4.7
Other comprehensive loss                                -       -            -          -             -        (92.2)      (92.2)
--------------------------------------------------- -------- ---------- ----------- --------- ------------- ---------- ----------
Balances at May 25, 2003                              367.1   183.6      1,369.5      277.2         (10.0)    (114.3)    1,706.0
Net income                                              -       -            -        282.8           -          -         282.8
Issuance of common stock under option, purchase,
   profit sharing plans                                22.9    11.4        202.4        -             -          -         213.8
Unearned compensation relating to issuance of
   restricted stock                                     0.2     0.1          3.0        -            (3.1)       -           -
Cancellation of restricted stock                       (0.2)   (0.1)        (2.5)       -             1.2        -          (1.4)
Amortization of unearned compensation                   -       -            -          -             3.1        -           3.1
Tax benefit associated with stock options               -       -           22.2        -             -          -          22.2
Purchase and retirement of treasury stock             (32.4)  (16.2)      (526.3)       -             -          -        (542.5)
Net advances to acquire treasury stock                  -       -          (29.4)       -             -          -         (29.4)
Other comprehensive income                              -       -            -          -             -         25.9        25.9
--------------------------------------------------- -------- ---------- ----------- --------- ------------- ---------- ----------
Balances at May 30, 2004                              357.6  $178.8     $1,038.9    $ 560.0        $ (8.8)   $ (88.4)   $1,680.5
=================================================== ======== ========== =========== ========= ============= ========== ==========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                              May 30,      May 25,      May 26,
In Millions                                                              2004         2003         2002
                                                                         ------------ ------------ ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 282.8     $  (33.3)     $(121.9)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle                      1.9          -            -
    Depreciation, amortization, and accretion                                209.9        228.5        230.4
    Net (gain) loss on investments                                            (7.0)         3.9         (9.4)
    Share in net losses of equity-method investments                          14.1         15.9          7.3
    Impairment of technology licenses                                          -           13.8          -
    Loss on disposal of equipment                                              6.2          2.9          4.4
    Tax benefit associated with stock options                                 22.2          -            -
    Deferred tax provision                                                     -            3.6         18.0
    Noncash special items                                                      1.2         12.8         (2.3)
    Other, net                                                                 3.6          0.8          0.2
    Changes in certain assets and liabilities, net:
        Receivables                                                          (50.4)        (7.2)        (8.0)
        Inventories                                                          (62.5)         2.8         51.0
        Other current assets                                                 (31.6)         3.4          -
        Accounts payable and accrued expenses                                 78.7        (33.4)       (25.8)
        Income taxes payable                                                  13.6          1.7         (5.2)
        Other noncurrent liabilities                                          (5.0)         5.4        (16.7)
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    477.7        221.6        122.0
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (215.3)      (154.9)      (138.0)
Sale of equipment                                                              -            2.3          -
Sale and maturity of available-for-sale securities                           359.0        892.6         88.6
Purchase of available-for-sale securities                                   (386.7)      (843.4)      (200.1)
Sale of investments                                                           12.1         18.0         11.2
Investment in nonpublicly traded companies                                    (1.8)       (21.8)       (28.8)
Business acquisitions, net of cash acquired                                    -          (11.0)       (42.1)
Funding of benefit plan                                                       (4.6)        (3.6)       (14.9)
Security deposits on leased equipment                                        (20.1)         -            -
Other, net                                                                     5.2         (1.6)        (6.5)
                                                                         ------------ ------------ ------------
Net cash used by investing activities                                       (252.2)      (123.4)      (330.6)
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt                                                             (2.1)        (5.4)       (20.6)
Payment on software license obligations                                      (22.7)       (14.6)       (14.4)
Issuance of common stock                                                     211.9         42.7        107.1
Net advances to acquire treasury stock                                       (29.4)         -            -
Purchase and retirement of treasury stock                                   (542.5)         -            -
                                                                         ------------ ------------ ------------
Net cash (used by) provided by financing activities                         (384.8)        22.7         72.1
Net change in cash and cash equivalents                                     (159.3)       120.9       (136.5)
Cash and cash equivalents at beginning of year                               802.2        681.3        817.8
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                   $ 642.9      $ 802.2      $ 681.3
                                                                         ============ ============ ============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide more energy efficiency, portability, better audio and sharper images in electronics systems. We target key markets such as wireless handsets, displays, PCs, networks and a broad range of portable applications.

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.
     Our fiscal year ends on the last Sunday of May. For the fiscal year ended May 30, 2004 we had a 53-week year. Operating results for this additional week are considered immaterial to our consolidated results of operations for fiscal 2004. Fiscal years ended May 25, 2003 and May 26, 2002 were 52-week years.
     On May 13, 2004, we completed a two-for-one stock split of our common stock that was paid in the form of a stock dividend (See Note 10 to the Consolidated Financial Statements). All information about capital stock accounts, share and per share amounts included in the accompanying consolidated financial statements and related notes for all years presented have been adjusted to retroactively reflect this stock split.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss has passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. At the time of shipment we record a provision for estimated future returns. Approximately 51 percent of our semiconductor product sales were made through distributors in fiscal 2004. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. Service revenues, which are included in net sales, are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement.
     Intellectual property income is not classified as sales. This income is classified as a component of special items in the consolidated statement of operations and is recognized when the license is delivered, the fee is fixed and determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-5 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.
     We capitalize eligible costs to acquire software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (3-5 years). Internal-use software is included in the property, plant and equipment balance.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 30, 2004, we have six reporting units that contain goodwill. Acquisition-related intangible assets other than goodwill include developed technology and patents, which are amortized on a straight-line basis over their estimated useful life (2-6 years). Intangible assets other than goodwill are included within other assets on the consolidated balance sheet.

Impairment of Long-Lived Assets

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance indicate that it is more likely than not that an impairment loss has been incurred. We evaluate goodwill impairment annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. In fiscal 2004 we tested each reporting unit that contains goodwill as part of our annual goodwill impairment evaluation. We also performed additional tests of our wireless and device connectivity reporting units when the wireless business unit was reorganized into two separate business units beginning in fiscal 2004. Our tests found no impairment of goodwill.
     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable, but the useful lives are shorter than we originally estimated, we depreciate or amortize the net book value of the asset over the newly determined remaining useful lives.

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


(In Millions)                                                      2004            2003             2002
                                                              --------------- ---------------- ---------------

Weighted-average common shares outstanding used
    for basic earnings (loss) per share                            361.0           363.6            355.0
Effect of dilutive securities:
    Stock options                                                   27.5             -                -
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings (loss) per share         388.5           363.6            355.0
                                                              =============== ================ ===============

     For the  fiscal  year  ended  May 30,  2004,  we did  not  include  options outstanding to purchase 14.7 million shares of common stock with a weighted-average exercise price of $28.33 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. However, these shares could potentially dilute basic earnings per share in the future. For the fiscal year ended May 25, 2003, we did not include options outstanding to purchase 88.9 million shares of common stock with a weighted-average exercise price of $14.00 in diluted loss per share since their effect was antidilutive due to the reported loss. For the fiscal year ended May 26, 2002, we did not include options outstanding to purchase 73.8 million shares of common stock with a weighted-average exercise price of $14.12 in diluted loss per share since their effect was also antidilutive due to the reported loss.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a remaining maturity of three months or less at the time of purchase. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 12 to the Consolidated Financial Statements) are maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan). Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants.

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

Nonmarketable Investments. We have investments in nonpublicly traded companies as a result of various strategic business ventures. These nonmarketable investments are included on the balance sheet in other assets. We record at cost nonmarketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. We use the equity method of accounting for nonmarketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest. Under the equity method, we record our share of net losses of the investees in nonoperating income using a hypothetical liquidation at book value method. As of May 30, 2004, we had nonmarketable investments of $12.6 million included in other assets, which represented strategic business investments in three small nonpublicly traded companies. Summarized unaudited financial information of our equity-method investments as of and for periods ended closely corresponding to our fiscal years is presented in the following table:

(In Millions)                                                       2004          2003
                                                                ------------- -------------
COMBINED FINANCIAL POSITION (Unaudited)
Current assets                                                      $ 38.8        $ 67.4
Noncurrent assets                                                      4.9           8.5
                                                                ------------- -------------
Total assets                                                        $ 43.7        $ 75.9
                                                                ============= =============
Current liabilities                                                    8.5          21.6
Noncurrent liabilities                                                 5.0           1.9
Shareholders' equity                                                  30.2          52.4
                                                                ------------- -------------
Total liabilities and shareholders' equity                          $ 43.7        $ 75.9
                                                                ============= =============


(In Millions)                                                       2004          2003          2002
                                                                ------------- ------------- --------------

COMBINED OPERATING RESULTS (Unaudited)
Sales                                                               $ 20.8         $ 4.8          $ 0.6
Costs and expenses                                                    49.3          41.3           20.0
                                                                ------------- ------------- --------------
Operating loss                                                      $(28.5)       $(36.5)        $(19.4)
                                                                ============= ============= ==============
Net loss                                                            $(35.2)       $(45.6)        $(24.4)
                                                                ============= ============= ==============

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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments, long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 30, 2004 and May 25, 2003. The estimated fair value of debt was $22.0 million at May 30, 2004 and $20.8 million at May 25, 2003. See Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 11 to the Consolidated
Financial Statements for more complete information on our stock-based compensation plans.
     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income (loss) and earnings (loss) per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2004, 2003 and 2002 was $8.45, $4.76 and $10.41 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $3.90, $2.59 and $3.48 per share for fiscal 2004, 2003 and 2002, respectively. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model that assumes no expected dividends and the following weighted-average assumptions for fiscal 2004, 2003 and 2002:

                                    2004               2003              2002
                             ----------------- ----------------- ---------------
STOCK OPTION PLANS
     Expected life (in years)        4.9                5.0               5.1
     Expected volatility             75%                77%               75%
     Risk-free interest rate         3.3%               2.7%              4.5%


STOCK PURCHASE PLANS
     Expected life (in years)        0.4                0.3               0.3
     Expected volatility             46%                54%               57%
     Risk-free interest rate         1.3%               1.1%              1.7%

     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans.

    The pro forma information follows:

 (In Millions,  Except Per Share Amounts)                      2004           2003            2002
                                                           -------------- -------------- ---------------

Net income (loss) - as reported                                 $282.8        $( 33.3)       $(121.9)
Add back:  Stock compensation charge included in
  net income (loss) determined under the intrinsic
  value method, net of tax                                          2.2            1.9            3.4
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                     187.0          180.9           161.9
                                                           -------------- -------------- ---------------
Net income (loss) - pro forma                                   $ 98.0        $(212.3)       $(280.4)
                                                           ============== ============== ===============
Basic earnings (loss) per share - as reported                   $ 0.78       $  (0.09)      $  (0.34)
Basic earnings (loss) per share - pro forma                     $ 0.27       $  (0.58)      $  (0.79)
Diluted earnings (loss) per share - as reported                 $ 0.73       $  (0.09)      $  (0.34)
Diluted earnings (loss) per share - pro forma                   $ 0.25       $  (0.58)      $  (0.79)

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

New Accounting Pronouncements

o In April 2003, the Financial Accounting Standards Board issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement was effective in fiscal 2004 for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position or results of operations.

o In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. Most of the guidance in SFAS No. 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of our second quarter for fiscal 2004. The adoption of this statement did not have a material impact on our consolidated financial position or results of operations.

o In November 2003, the Emerging Issues Task Force reached a consensus on Issue No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." EITF No. 03-01 establishes additional disclosure requirements for each category of SFAS No. 115 investments in a loss position. Companies must disclose the aggregate amount of unrealized losses and the aggregate related fair value of their investments with unrealized losses. Those investments are required to be segregated by those in a loss position for less than twelve months and those in a loss position for greater than twelve months. Additionally, certain qualitative
     disclosures   should  be  made  to  clarify  a   circumstance   whereby  an
     investment's fair value that is below cost is not considered other-than-temporary. The provisions of this consensus are effective for our fiscal year ended May 30, 2004. Since we had no SFAS No. 115 investments in a loss position in fiscal 2004, the provisions of this consensus did not have any impact on our consolidated financial position or results of operations.

o In December 2003, the Financial Accounting Standards Board issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," relating to financial statement disclosures for defined benefit plans. The new Statement does not change the measurement or recognition of those plans that is required by SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement retains the disclosure requirements contained in SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which it replaces and also requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information needs to be provided separately for pension plans and for other postretirement benefit plans. SFAS No. 132 was effective for our fiscal year ended May 30, 2004. The interim-period disclosures are effective for our fiscal 2005 first quarter ending August 29, 2004. Disclosure of certain information about foreign plans is not effective until our fiscal 2005 year ending May 29, 2005. Since SFAS No. 132 only provides for additional disclosures and does not impact the accounting for our pension plans, the adoption of this statement did not have any impact on our consolidated financial position or results of operations.

o In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities," originally issued in January 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (VIE) to consolidate the entity and also requires majority and significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling interest, or the equity investment at risk is insufficient to finance the entity's activities without receiving additional subordinated financial support from other parties. We currently do not have any financial interest in variable interest entities that would require consolidation or any significant exposure to VIEs that would require disclosure. Therefore, the provisions of this Interpretation did not have any impact on our financial position or results of operations.

o At the beginning of fiscal 2004, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The impact from the adoption of this statement is discussed in Note 7 to the Consolidated Financial Statements.

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2004 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 30, 2004, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of less than one year have a rating of A1/P1 or better. Investments with maturity of more than one year have a minimum rating of AA/Aa2.

     Our cash equivalents consisted of the following as of May 30, 2004 and May 25, 2003:

 (In Millions)                                      2004            2003
                                               -------------- ---------------

CASH EQUIVALENTS
Institutional money market funds                   $501.9         $733.8
Bank time deposits                                   30.5           16.5
Commercial paper                                      2.0            4.7
                                               -------------- ---------------
Total cash equivalents                             $534.4         $755.0
                                               ============== ===============

     Marketable investments at fiscal year-end comprised:

                                                                        Gross         Gross
                                                          Amortized     Unrealized    Unrealized    Estimated
(In Millions)                                             Cost          Gains         Losses        Fair Value
                                                          ------------- ------------- ------------- -------------
2004
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $140.7           -          $ (1.4)       $139.3
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $140.7           -          $ (1.4)       $139.3
                                                          ============= ============= ============= =============
LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                         $   0.8        $  1.3           -         $   2.1
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                        $   0.8        $  1.3           -         $   2.1
                                                          ============= ============= ============= =============
2003
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $112.8        $  0.4           -          $113.2
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $112.8        $  0.4           -          $113.2
                                                          ============= ============= ============= =============
LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                         $   0.8        $  2.9           -         $   3.7
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                        $   0.8        $  2.9           -         $   3.7
                                                          ============= ============= ============= =============

     Net unrealized losses on available-for-sale securities of $0.1 million at May 30, 2004 and net unrealized gains of $3.3 million at May 25, 2003 are included in accumulated other comprehensive loss. The related tax effects are not significant. Long-term marketable investments of $2.1 million at May 30, 2004 and $3.7 million at May 25, 2003 are included in other assets.
     Scheduled maturities of investments in debt securities are:

                                                          (In Millions)
                                                         ----------------
  2006                                                        $  19.8
  2007                                                          119.5
                                                         ----------------
Total                                                          $139.3
                                                         ================

     Gross realized gains on available-for-sale securities were $0.5 million in fiscal 2004, $11.6 million in fiscal 2003 and $8.1 million in 2002. There were no impairment losses recognized in fiscal 2004, but we recognized impairment losses for other than temporary declines in fair value of $1.6 million in fiscal 2003 and $0.2 million in fiscal 2002.

     For nonmarketable investments, we recognized impairment losses of $0.3 million in fiscal 2004 and $11.6 million in fiscal 2003. No such losses were recognized in fiscal 2002. We recognized gross realized gains of $6.4 million in fiscal 2004 and $1.5 million in fiscal 2002. No such gains were recognized in fiscal 2003. These gains came primarily from the sale of shares and acquisitions by third parties.

Derivative Financial Instruments

The objective of our foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash inflow in relation to non-U.S. dollar currency movements. We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are matched at inception to the related foreign currency exposures that are being hedged. Exposures which are hedged include sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within one year.
     We measure hedge effectiveness for foreign currency forward contracts by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option's intrinsic value, which represents the change in the forward rate relative to the option's strike price. Any changes in the time value of the option are excluded from the assessment of effectiveness of the hedge and recognized in current earnings.
     We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders' equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. For cash flow hedges the maximum length of time we hedge our exposure is 3 to 6 months. Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of an asset or liability denominated in foreign currency are designated as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is included in selling, general and administrative expenses. The effective portion of all changes in these derivative instruments is reported in the same financial statement line item as the changes in the hedged item.
     We are also exposed to variable cash flow that is inherent in our variable-rate debt. We use an interest rate swap to convert the variable interest payments to fixed interest payments. We designate this derivative as a cash flow hedge. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to assume effectiveness under SFAS No. 133. We recognize amounts as interest expense as cash settlements are paid or received.
     We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2004 or 2003. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.
     At May 30, 2004, the estimated net amount of existing gains or losses from cash flow hedges expected to be reclassified into earnings within the next year was $0.2 million. We recognized a $0.6 million net realized loss from cash flow hedges and a $1.6 million net realized gain from fair value hedges in fiscal 2004. For fiscal 2003, we recognized a $0.5 million net realized loss from cash flow hedges and a $1.3 million net realized gain from fair value hedges. For fiscal 2002, we recognized net realized losses of $0.2 million from cash flow hedges and $0.5 million from fair value hedges.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments as of May 30, 2004 and May 25, 2003. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 30, 2004 and May 25, 2003. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counter parties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                 Carrying       Notional    Estimated     Credit
(In Millions)                                                    Amount         Principal   Fair Value    Risk
                                                                 -------------- ----------- ------------- -------------
2004
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                  $  -            $21.9      $  -          $  -
                                                                 ============== =========== ============= =============
FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                                                     $(0.1)        $  6.3       $(0.1)       $  -
  Singapore dollar                                                     -              4.7         -             -
                                                                 -------------- ----------- ------------- -------------
          Total                                                      $(0.1)         $11.0       $(0.1)       $  -
                                                                 ============== =========== ============= =============
Purchased options:
  Japanese yen                                                       $ 0.1         $  9.0       $ 0.1        $  -
                                                                 ============== =========== ============= =============
2003
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                   $(0.1)         $19.9       $(0.1)       $  -
                                                                 ============== =========== ============= =============
FOREIGN EXCHANGE INSTRUMENTS
Forward contracts:
To sell dollars:
  Pound sterling                                                    $  -           $  6.3      $  -          $  -
  Singapore dollar                                                     -              4.5         -             -
                                                                 -------------- ----------- ------------- -------------
          Total                                                     $  -            $10.8      $  -          $  -
                                                                 ============== =========== ============= =============
Purchased options:
  Japanese yen                                                       $ 0.2          $23.0       $ 0.2         $ 0.2
                                                                 ============== =========== ============= =============


Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high credit quality counter parties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications, automotive and networking. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 45 percent of total accounts receivable at May 30, 2004, and approximately 40 percent at May 25, 2003. In fiscal 2004 we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales. In fiscal 2003, we had two distributors who each accounted for approximately 10 percent of total net sales. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Cost Reduction Programs and Restructuring of Operations

Fiscal 2004

Included as a component of special items in the consolidated statement of operations for fiscal 2004, we reported a net charge of $19.6 million related to the actions described below:
     During fiscal 2004, we substantially completed all cost reduction activities related to our strategic profit-improvement actions that were initially launched in February 2003. Consistent with the objectives of those actions, we also continued to take supplemental actions during fiscal 2004, primarily for workforce reductions in various manufacturing, product development and support areas. As a result of these supplemental actions, we recorded a charge of $19.5 million, which includes severance costs, as well as asset write-offs and lease obligations we incurred upon vacating certain manufacturing and design center facilities during the year upon closure of those operations. The charge includes severance of $11.4 million, $6.5 million for other exit related costs and $1.6 million for the write-off of equipment.
     In addition to these supplemental actions, we also completed the exit and sale of our information appliance business in late August 2003. This included the sale to AMD of certain intellectual property and assets of the information appliance business. As part of the transaction, AMD hired 125 former National employees who were mostly located in Longmont, Colorado. However, certain information appliance assets were not included in the sale and certain employees that were directly supporting the information appliance business were not hired by AMD. The corresponding severance and asset impairments that were incurred resulted in a charge of $5.3 million. This charge was reduced by proceeds of $10.1 million from the sale of assets that had a carrying value of $7.5 million less transaction costs of $1.3 million. A total of 238 employees were terminated in fiscal 2004 as a combined result of the exit from the information appliance business and the other supplemental actions.
     The charges for the supplemental actions and the exit of our information appliance business described above were partially offset by a $3.9 million credit for the release of severance and other exit-related cost accruals no longer required. A large portion of the accruals for severance costs was for employees in the information appliance business and the cellular baseband business (closed at the end of fiscal 2003), but the actual severance costs were lower than originally expected because of some voluntary terminations and more employees eventually hired by AMD in the information appliance disposition than originally expected.
     Total net charges related to cost reduction actions in fiscal 2004, excluding the sale to AMD of the assets of the information appliance business, is presented in the following table:

                                   Analog
(In Millions)                      Segment       All Others    Total
                                   ------------- ------------- --------------
Severance                                $ 5.2          $4.0          $9.2
Exit related costs                         2.6           3.4           6.0
Asset write-off                            1.2           4.5           5.7
                                   ------------- ------------- --------------
                                          $9.0         $11.9         $20.9
                                   ============= ============= ==============

     Noncash charges included in the table above relate to the write-off of assets, primarily equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. The cellular baseband business was closed at the end of fiscal 2003 as part of our profit-improvement plan. In connection with the information appliance disposition to AMD discussed above, we also entered into a separate supply agreement where we manufacture product for AMD at prices specified by the terms of the agreement, which we believe approximate market prices. This agreement is effective for three years unless terminated earlier as permitted under the terms of the agreement.

Fiscal 2003

Included as a component of special items in the consolidated statement of operations for fiscal 2003, we reported net charges of $43.6 million related to the actions described below:
     In May 2003, we announced that we were continuing to implement a series of strategic profit-improvement actions that were launched in February 2003. Those actions were designed to streamline our cost structure and enhance shareholder value by prioritizing R&D spending on higher-margin analog businesses. In connection with these activities, we reduced our worldwide workforce by 336 positions for the business units affected and related support functions, as well as for various infrastructure reductions consistent with our overall profit-improvement objectives. This was in addition to a reduction of 424 employees from our worldwide workforce action announced in February 2003 due to a realignment of personnel resources for various manufacturing, product development and support areas.

     Noncash charges in fiscal 2003 related to the write-offs of certain assets, primarily equipment and technology licenses. Other exit costs primarily represented facility lease obligations related to closure of sales offices and design centers that occurred prior to the end of the fiscal year. We also completed certain activities by the end of the fiscal year that reduced our estimate for an environmental liability for costs related to a prior exit action, which resulted in a credit of $2.1 million. This credit partially offset the charges for the fiscal 2003 actions.
     In February 2003, we also restructured our existing technology licensing agreement, and entered into a new long-term technology and manufacturing agreement, with Taiwan Semiconductor Manufacturing Corporation. We recorded a $5.0 million charge included in R&D expenses for impairment of licensed technology associated with the TSMC technology licensing agreement that was revised.

Fiscal 2002

Included as a component of special items in the consolidated statement of operations for fiscal 2002, we reported a net charge of $8.0 million related to a plan to reposition our resources and reduce costs. The plan resulted in a net reduction of approximately 150 positions from our global workforce, which was completed in fiscal 2003. In connection with these actions, we recorded a charge of $12.5 million. The charge included $8.5 million for severance, $3.2 million for other exit related costs and $0.8 million for the write-off of equipment related to activity that was eliminated as part of the repositioning. Other exit costs represented facility lease obligations related to closure of sales offices and design centers. Noncash charges related to write-off of equipment. The total charge was partially offset by a credit of $4.5 million of remaining reserves that were no longer needed for previously announced actions because the activities were completed in fiscal 2002 at a lower cost than originally estimated.

Summary of Activities

The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the years ended May 30, 2004 and May 25, 2003:

                                        Profit-Improvement             Other Prior Cost Reduction
                                        Actions                        Actions
                                        --------------------------     ----------------------------
                                                     Other Exit                      Other Exit
(In Millions)                           Severance    Costs             Severance     Costs              Total
                                        ------------ -------------     ------------- --------------     -------------
Balance at May 26, 2002                   $   -         $  -               $ 8.6         $ 7.8             $ 16.4
Cost reduction program charges               31.2          2.4               -             -                 33.6
Cash payments                               (13.8)         -                (8.5)         (2.4)             (24.7)
                                        ------------ -------------     ------------- --------------     -------------
Balance at May 25, 2003                      17.4          2.4               0.1           5.4               25.3
Cost reduction program charges               12.4          6.4               0.1           0.2               19.1
Cash payments                               (23.2)        (3.7)             (0.1)         (2.6)             (29.6)
Release of residual reserves                 (3.3)        (0.3)              -            (0.3)              (3.9)
                                        ------------ -------------     ------------- --------------     -------------
Balance at May 30, 2004                    $  3.3        $ 4.8             $ 0.1         $ 2.7             $ 10.9
                                        ============ =============     ============= ==============     =============

     Other exit costs included in the balance at May 30, 2004, primarily relate to lease obligations, which are expected to be paid through lease expiration dates that range from August 2004 through January 2009.
     During fiscal 2004 we paid severance to 406 employees in connection with workforce reductions announced in fiscal 2003 and fiscal 2004. Amounts paid for other exit-related costs during fiscal 2004 were primarily for payments under lease obligations associated with previous restructuring and cost reduction actions.

Note 4.  Acquisitions

Fiscal 2003

In late August 2002, we completed the acquisition of DigitalQuake, Inc., a development stage enterprise engaged in the development of flat panel display products located in Campbell, California. DigitalQuake capabilities and products, which include a fourth-generation scaling solution, a triple analog-to-digital converter and an advanced digital video interface with encryption/decryption technologies, were intended to enhance our offerings of system solutions for flat panel display applications.
     The purchase was completed through a step-acquisition where during the six months prior to the closing we acquired approximately a 30 percent equity interest through investments totaling $6.4 million. In August 2002, the remaining equity interest was acquired for additional consideration of $14.8 million. Of this amount, we paid $12.7 million upon the closing of the transaction and recorded the remaining liability of $2.1 million to be paid in 2 installments over the next two years. We allocated $18.6 million of the total purchase price to developed technology, $1.9 million to net tangible assets, and $0.7 million to in-process research and development. The in-process research and development was expensed upon completion of the acquisition and is included as a component of special items in the consolidated statement of operations for fiscal 2003. No amounts were allocated to goodwill since this development stage enterprise was not considered a business. The developed technology is an intangible asset that is being amortized over its estimated useful life of six years.
     Employees and former shareholders of DigitalQuake were to receive additional contingent consideration of up to $9.9 million if certain revenue targets were achieved over the 24 months following the acquisition. The contingent consideration was to be recognized when it was probable that the revenue targets would be achieved. Of the total contingent consideration, $5.7 million was also contingent on future employment and was to be treated as compensation expense. The remainder was to be treated as an additional part of the purchase price. Since the revenue targets have not yet been achieved and we do not expect them to be achieved by August 2004, no such amounts have been recognized.

Fiscal 2002

In April 2002, we acquired the Finnish company Fincitec Oy and its related company, ARSmikro OU, based in Estonia. These companies developed low-voltage, low-power application specific integrated circuits for battery-powered devices. This acquisition was done to strengthen our development capabilities for power management circuits and help us expand our suite of integrated and discrete silicon solutions for portable devices, including cell phones, personal digital assistants, digital cameras and other such electronic devices. The acquisition was accounted for using the purchase method with a purchase price of $15.6 million for all of the outstanding shares of the combined companies' common stock. In connection with the acquisition, we recorded a $0.2 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net assets of $1.0 million, intangible assets of $0.8 million and goodwill of $13.6 million based on fair values.
     In June 2001, we acquired Wireless Solutions Sweden AB, a developer of wireless solutions ranging from telemetry to mobile phones to wireless networking, including Bluetooth. We made this acquisition to help us deliver complete wireless reference designs, including silicon chipsets, hardware and software. The acquisition was accounted for using the purchase method with a purchase price of $27.7 million for all of the outstanding shares of Wireless Solutions common stock. In connection with the acquisition, we recorded a $1.1 million in-process research and development charge, which is included as a component of special items in the consolidated statement of operations for fiscal 2002. The remainder of the purchase price was allocated to net liabilities of $1.0 million and goodwill of $27.6 million based on fair values.
     Pro forma results of operations related to these acquisitions have not been presented since the results of their operations were immaterial in relation to National.

Note 5.  Consolidated Financial Statement Details
Consolidated Balance Sheets

(In Millions)                                                                2004            2003
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                        $     2.1      $     6.7
Returns and allowances                                                        44.6           31.5
                                                                         -------------- ---------------
Total receivable allowances                                              $    46.7      $    38.2
                                                                         ============== ===============

INVENTORIES
Raw materials                                                            $    13.9      $     8.1
Work in process                                                              122.6           89.2
Finished goods                                                                63.6           44.9
                                                                         -------------- ---------------
Total inventories                                                         $  200.1       $  142.2
                                                                         ============== ===============
PROPERTY, PLANT AND EQUIPMENT
Land                                                                     $    28.8      $    23.3
Buildings and improvements                                                   517.2          520.6
Machinery and equipment                                                    1,950.5        1,847.5
Internal-use software                                                        119.9          141.6
Construction in progress                                                      57.5           30.6
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,673.9        2,563.6
Less accumulated depreciation and amortization                             1,974.3        1,882.9
                                                                         -------------- ---------------
Property, plant and equipment, net                                        $  699.6       $  680.7
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                              $  124.6      $    93.0
Cost reduction charges and restructuring of operations                        10.9           25.3
Litigation accruals                                                           30.0            -
Other                                                                         69.3           77.8
                                                                         -------------- ---------------
Total accrued expenses                                                    $  234.8       $  196.1
                                                                         ============== ===============
ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized gain on available-for-sale securities                         $    (0.1)     $      3.3
Minimum pension liability                                                    (88.3)        (117.4)
Unrealized loss on cash flow hedges                                            -             (0.2)
                                                                         -------------- ---------------
Accumulated other comprehensive loss                                      $  (88.4)      $ (114.3)
                                                                         ============== ===============

Consolidated Statements of Operations

(In Millions)                                                       2004          2003          2002
                                                                ------------- ------------- --------------

SPECIAL ITEMS - Expense (Income)
Cost reduction charges and restructuring of operations            $ 19.6        $ 43.6        $  8.0
Litigation accruals                                                 30.0           -             -
Net intellectual property income                                   (11.1)         (6.1)        (10.9)
Net intellectual property settlements                                3.1           -             -
In-process research and development charges                          -             0.7           1.3
                                                                ------------- ------------- --------------
Total special items, net                                          $ 41.6        $ 38.2        $ (1.6)
                                                                ============= ============= ==============

INTEREST INCOME, NET
Interest income                                                  $   11.6      $   16.3       $  25.9
Interest expense                                                     (1.2)         (1.5)         (3.9)
                                                                ------------- ------------- --------------
Interest income, net                                             $   10.4      $   14.8       $  22.0
                                                                ============= ============= ==============

OTHER INCOME (EXPENSE), NET
Share in net losses of equity-method investments                  $  (14.1)     $  (15.9)     $   (7.3)
Net gain (loss) on marketable and other investments, net               6.6          (3.9)          9.4
Other                                                                  0.6           0.1          (0.6)
                                                                 ------------- ------------- --------------
Total other income (expense), net                                $    (6.9)     $  (19.7)     $    1.5
                                                                 ============= ============= ==============

Note 6.  Goodwill and Intangible Assets

There have been no changes to the carrying value of goodwill during the years ended May 30, 2004 and May 25, 2003. The following table presents goodwill by reportable segments:


(In Millions)                          Analog Segment   All Others     Total
                                      --------------- -------------- -----------
Balances at May 30, 2004                 $150.6          $ 22.7         $173.3
                                      =============== ============== ===========

     Other intangible assets, which are included in other assets in the accompanying consolidated balance sheet and will continue to be amortized, consisted of the following:

                                                      Weighted-Average                      Weighted-Average
                                                      Amortization Period                   Amortization Period
                                                      (Years)                               (Years)
(In Millions)                               2004                                 2003
                                        ------------- --------------------- --------------- ---------------------
Patents                                       $ 4.9         5.0                   $ 4.9           5.0
Unpatented technology                          18.6         5.8                    18.6           5.8
                                        -------------                       ---------------
                                               23.5                                23.5
Less accumulated amortization                   9.6                                 5.3
                                                                            ---------------
                                              $13.9         5.7                   $18.2           5.7
                                        =============                       ===============

     Amortization expense was:

(In Millions)                              2004         2003        2002
                                       ------------ ----------- -----------
Patent amortization                      $  1.0       $  1.0      $  0.9
Technology amortization                     3.3          2.6         -
                                       ------------ ----------- -----------
Total amortization                       $  4.3       $  3.6      $  0.9
                                       ============ =========== ===========

     We expect amortization expense in the following fiscal years to be:

                                          (In Millions)
                                          ----------------
2005                                         $  4.0
2006                                            3.2
2007                                            3.0
2008                                            3.0
2009                                            0.7
                                          ----------------
                                              $13.9
                                          ================

Note 7.  Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," at the beginning of fiscal 2004. This statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from contractual commitments to decontaminate machinery and equipment used at our manufacturing facilities at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of our evaluation of our asset retirement obligations, we recorded a $2.1 million noncurrent liability for asset retirement obligations and a $0.4 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation at the beginning of fiscal 2004. The cumulative effect that was recorded in the first quarter of fiscal 2004 upon the adoption of this accounting standard resulted in a charge of $1.9 million, including a tax effect of $0.2 million.
     We did not recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. We currently intend to operate these facilities indefinitely and are therefore unable to reasonably estimate the fair value of any legal obligations we may have because of the indeterminate closure dates.
     The following table presents the activity for the asset retirement obligations for the year ended May 30, 2004:

(In Millions)

Balance at beginning of fiscal 2004                            $ 2.1
Liability incurred for assets acquired                           0.2
Accretion expense                                                0.2
                                                         -------------------
Ending balance                                                 $ 2.5
                                                         ===================

     The following table presents net income (loss) and earnings (loss) per share for fiscal 2004, 2003 and 2002 as if the provisions of SFAS No. 143 had been applied at the beginning of fiscal 2002:

(In Millions, Except Per Share Amounts)                       2004          2003          2002
                                                          ------------- ------------- --------------
Net income (loss), as reported                             $ 282.8       $ (33.3)       $ (121.9)
Add back:
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million             1.9           -               -
Deduct:
  Accretion and depreciation in fiscal 2003 and
   2002,    net of tax                                         -             0.2             0.2
                                                          ------------- ------------- --------------
Net income (loss), as adjusted                             $ 284.7      $  (33.5)       $ (122.1)
                                                          ============= ============= ==============
Net income (loss) per share, as adjusted:
  Basic                                                   $    0.79     $   (0.09)    $     (0.34)
  Diluted                                                 $    0.73     $   (0.09)    $     (0.34)

Note 8.  Debt

Debt at fiscal year-end consisted of the following:

(In Millions)                                            2004         2003
                                                    ------------- ------------

Unsecured promissory note at 1.2%                       $21.9         $19.9
Note secured by equipment at 7.0%                         -             2.1
Other                                                     0.2           0.2
                                                    ------------- ------------
Total debt                                               22.1          22.2
Less current portion of long-term debt                   22.1           2.3
                                                    ------------- ------------
Long-term debt                                          $ -           $19.9
                                                    ============= ============

     The unsecured promissory note, due August 2004, is denominated in Japanese yen (2,408,750,000). Interest is based on 1.125 percent over the 3-month Japanese LIBOR rate and is reset quarterly. Under the terms of the note, we are also required to comply with the covenants set forth under our multicurrency credit agreement. The note secured by equipment was fully repaid in fiscal 2004. All our outstanding debt obligations mature in fiscal 2005.
     We have a multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The total amount of credit under the agreement is $20 million. The agreement expires in October 2004, and we expect to renew or replace it prior to expiration. At May 30, 2004, we had committed $8.8 million of the credit available under the agreement. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 30, 2004, under the most restrictive of these covenants, $413.9 million of tangible net worth was unrestricted and available for payment of dividends on common stock.

Note 9.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consist of the following:

(In Millions)                                                                    2004           2003          2002
                                                                             -------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE
U.S.                                                                           $ 267.3         $(75.3)      $(168.6)
Non-U.S.                                                                          66.4           52.0          45.2
                                                                             -------------- ------------- -------------
                                                                               $ 333.7         $(23.3)      $(123.4)
                                                                             ============== ============= =============
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local                                                 $   33.8        $   -        $  (26.5)
Non-U.S.                                                                          15.2            6.4           7.0
                                                                             -------------- ------------- -------------
                                                                                  49.0            6.4         (19.5)
Deferred:
U.S. federal and state                                                            (1.7)           -            15.0
Non-U.S.                                                                           1.7            3.6           3.0
                                                                             -------------- ------------- -------------
                                                                                   -              3.6          18.0
                                                                             -------------- ------------- -------------
  Income tax expense (benefit)                                                $   49.0         $ 10.0       $  (1.5)
                                                                             ============== ============= =============

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)                                                                           2004           2003
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Reserves and accruals                                                                   $196.3         $152.8
Non-U.S. loss carryovers and other allowances                                              7.0           27.6
Federal and state credit carryovers                                                      242.8          221.6
Other                                                                                     25.9           80.5
                                                                                    -------------- --------------
Total deferred tax assets                                                                472.0          482.5
Valuation allowance                                                                     (373.9)        (395.9)
                                                                                    -------------- --------------
Net deferred tax assets                                                                   98.1           86.6
                                                                                    -------------- --------------
DEFERRED TAX LIABILITIES
Other liabilities                                                                        (12.5)          (5.8)
                                                                                    -------------- --------------
Total deferred tax liabilities                                                           (12.5)          (5.8)
                                                                                    -------------- --------------
Net deferred tax assets                                                                 $ 85.6         $ 80.8
                                                                                    ============== ==============

     We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. This occurs primarily when net operating losses and tax credit carryovers expire. The valuation allowance for deferred tax assets decreased by $22.0 million in fiscal 2004 compared to a decrease of $51.4 million in fiscal 2003. The valuation allowance for deferred tax assets includes $172.1 million and $134.0 million for stock option deductions at May 30, 2004, and May 25, 2003, respectively. The benefit of these deductions will be credited to equity if realized. Included in the consolidated balance sheet at May 30, 2004 are deferred tax assets of $12.3 million in other current assets. Included in the consolidated balance sheet at May 25, 2003 are deferred tax assets of $8.0 million in other current assets and deferred tax liabilities of $1.6 million in other noncurrent liabilities.
     The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 30, 2004, based on the historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowances.
     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                       2004           2003           2002
                                                                  --------------- -------------- --------------
U.S. federal statutory tax rate                                        35.0%           35.0%          35.0%
Non-U.S. income taxed at different rates                                2.1           (10.5)         (21.1)
U.S. state and local taxes net of federal benefits                      0.1            (0.7)          (0.1)
Current year loss not benefited                                         -             (66.7)         (20.6)
Changes in beginning of year valuation allowances                     (18.9)            -              9.3
Export sales benefit                                                   (3.5)            -              -
Tax credits                                                            (0.9)            -              -
Other                                                                   0.8             -             (1.3)
                                                                  --------------- -------------- --------------
Effective tax rate                                                     14.7%          (42.9)%          1.2%
                                                                  =============== ============== ==============

     We have not provided U.S. deferred taxes on cumulative earnings from ongoing operations of non-U.S. affiliates and associated companies that have been reinvested indefinitely. As of May 30, 2004 these earnings were approximately $517.5 million. Because of the availability of U.S. foreign tax credits, it is not practicable to determine the U.S. federal income tax liability that would be payable if such earnings were not reinvested indefinitely. Deferred taxes are provided for earnings of non-U.S. affiliates and associated companies when we plan to remit those earnings.
     At May 30, 2004, we had $22.1 million of U.S. net operating loss carryovers and $215.9 million of state net operating loss carryovers for tax return purposes, which expire between 2005 and 2024. California has temporarily suspended the ability to utilize California net operating loss carryovers for the fiscal 2004 and 2003 tax years. We also had $176.8 million of U.S. credit carryovers and $98.9 million of state credit carryovers for tax return purposes, which primarily expire between 2005 and 2024. Included in the state tax credits is a California R&D credit of $76.6 million, which can be carried forward indefinitely. In addition, we had net operating loss and other tax allowance carryovers of $365.6 million from certain non-U.S. jurisdictions.

     The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We have contested the adjustments through applicable IRS procedures. Our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities from time to time. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover the amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in the audits.

Note 10.  Shareholders' Equity

Stock Split

On May 13, 2004, we completed a two-for-one stock split of our common stock. The stock split was payable in the form of a 100 percent stock dividend and entitled each shareholder of record on April 29, 2004, to receive one share of common stock for each outstanding share of common stock held on that date. All information about capital stock accounts, share and per share amounts included in the accompanying consolidated financial statements for all years presented have been adjusted to retroactively reflect this stock split.

Stock Purchase Rights

Each outstanding share of common stock carries with it a stock purchase right. If and when the rights become exercisable, each right entitles the registered holder to purchase one two-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one one-thousandth share, subject to adjustment. The rights are attached to all outstanding shares of common stock and no separate rights certificates have been distributed.
     If any individual or group acquires 20 percent or more of our common stock or announces a tender or exchange offer which, if completed, would result in that person or group owning at least 20 percent of our common stock, the rights become exercisable and will detach from the common stock. If the person or group actually acquires 20 percent or more of the common stock (except in certain cash tender offers for all of the common stock), each right will entitle the holder to purchase, at the right's then-current exercise price, our common stock in an amount having a market value equal to twice the exercise price. In addition, if, after the rights become exercisable, we merge or consolidate with or sell 50 percent or more of our assets or earning power to another person or entity, each right will then entitle the holder to purchase, at the right's then-current exercise price, the stock of the acquiring company in an amount having a market value equal to twice the exercise price. We may redeem the rights at $0.005 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. Unless they are redeemed earlier, the rights will expire on August 8, 2006.

Stock reserves

During fiscal 1998, we reserved 1,853,280 shares of common stock for issuance upon conversion of convertible subordinated promissory notes issued to three individuals as partial consideration for the acquisition of ComCore Semiconductor. Since we subsequently issued 1,729,728 shares to these individuals as final payment on the notes in fiscal 2002 and 2000, the reserve for the remaining 123,552 shares was cancelled.

Stock Repurchase Program

During September and October 2003, we repurchased a total of 25.4 million shares of our common stock for $400 million in connection with a stock repurchase program announced in July 2003. A portion (15.0 million shares) of the share repurchase was completed through a privately negotiated transaction with a major financial institution and the remainder was purchased in the open market. In March 2004, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to the program implemented in September and October 2003. As of May 2004, we had repurchased an additional 7.0 million shares of our common stock for $142.5 million, of which 730,988 shares were purchased through a privately negotiated transaction with a major financial institution. The remainder of the shares were purchased in the open market. The approved repurchase program in place allows for $257.5 million of future stock repurchases.

     As of May 30, 2004, we had an outstanding advance of $30.0 million with a financial institution under a contract to repurchase our shares of common stock at a fixed price. In June 2004, we repurchased 1.5 million shares of our common stock upon the settlement of this contract.
     All stock repurchased has been cancelled and is not held as treasury stock.

Dividends

We have not paid cash dividends on our common stock and we currently have no plans in place to pay dividends.

Note 11.  Stock-Based Compensation Plans

Stock Option Plans

     As of May 30, 2004, under all stock options plans there were 145.8 million shares reserved for issuance, including 53.8 million shares available for future option grants. More information on our stock option plans follows:
     We have three stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock for nonqualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. As of the end of fiscal 2004, only 77,762 shares remained available for option grants under this plan. Another plan, which has been in effect since 1997, authorizes the grant of up to 140,000,000 shares of common stock for nonqualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which was approved by shareholders in 2000 and which authorizes the grant of up to 12,000,000 shares of common stock for nonqualified options only to executive officers. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. Until the beginning of fiscal 2004, most options granted began vesting in four equal annual installments beginning one year after grant and expired ten years and one day after grant. All options granted during fiscal 2004 expire six years and one day after grant and begin vesting with one fourth of the total grant after one year and the rest in equal monthly installments over the next three years.
     When we merged with Cyrix in fiscal 1998, we assumed Cyrix's outstanding obligations under its 1988 incentive stock plan. As of May 30, 2004, there were no more options outstanding to purchase shares under the Cyrix plan.
     As part of the acquisitions of ComCore Semiconductor in fiscal 1998 and Mediamatics in fiscal 1997, we assumed ComCore's and Mediamatics' outstanding obligations under their stock options plans and stock option agreements for their employees and consultants. As of May 30, 2004, there were no more options outstanding to purchase shares under the Mediamatics option plan. The ComCore options expire up to a maximum of ten years after grant, subject to earlier expiration upon termination of employment. No more options will be granted under this stock option plan and as of May 30, 2004, options to purchase only a total of 564 shares remained outstanding and were exercisable with a weighted-average exercise price of $0.50 and a remaining contractual life of 3.0 years.
     We have a director stock option plan that was first approved by shareholders in fiscal 1998 which authorizes the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and are granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Director stock options vest in full after six months. Under this plan, options to purchase 680,000 shares of common stock with a weighted-average exercise price of $14.32 and weighted-average remaining contractual life of 6.8 years were outstanding and exercisable as of May 30, 2004.
     Upon his retirement in May 1995, we granted the former chairman of the company an option to purchase 600,000 shares of common stock at $13.94 per share. The option was granted outside the company's stock option plans at the market price on the date of grant. It expires ten years and one day after grant and became exercisable ratably over a four-year period. As of May 30, 2004, options to purchase 165,000 shares of common stock were outstanding and exercisable under this grant.

     In connection with the DigitalQuake acquisition in fiscal 2003, we granted options to purchase an aggregate of 261,396 shares of common stock at $7.93 to five founding shareholders of DigitalQuake. These options were granted outside of the stock option plans at the market price on the date of grant and become exercisable in two equal installments, one and two years after the date of grant. The option gives the DigitalQuake founding shareholders the right to receive all or a portion of their installment payments of the purchase price paid for DigitalQuake in cash or shares of common stock, subject to the founders remaining employed by National. During fiscal 2004, a total of 89,210 shares were issued upon exercise of these DigitalQuake options and options to purchase a total of 172,186 shares of common stock remained outstanding at the end of fiscal 2004.
     Changes in shares of common stock outstanding under the option plans during fiscal 2004, 2003 and 2002 (but excluding the DigitalQuake, director and former chairman options), were as follows:

                                                            Number of Shares            Weighted-Average
                                                            (In Millions)               Exercise Price
                                                            --------------------------- ------------------------------

Outstanding at May 27, 2001                                            77.2                          $13.68
    Granted                                                            19.5                          $16.17
    Exercised                                                          (8.9)                        $  9.07
    Cancelled                                                          (4.7)                         $17.46
                                                            ---------------------------
Outstanding at May 26, 2002                                            83.1                          $14.54
    Granted                                                            14.2                         $  7.51
    Exercised                                                          (2.1)                        $  7.02
    Cancelled                                                          (3.5)                         $15.98
                                                            ---------------------------
Outstanding at May 25, 2003                                            91.7                          $13.57
    Granted                                                            15.0                          $13.50
    Exercised                                                         (19.7)                        $  9.14
    Cancelled                                                          (5.3)                         $16.01
                                                            ---------------------------
Outstanding at May 30, 2004                                            81.7                          $14.47
                                                            ===========================

     Expiration dates for options outstanding at May 30, 2004 range from September 29, 2004 to May 23, 2013.

     The following tables summarize information about options outstanding under these plans (excluding the DigitalQuake, director and former chairman options) at May 30, 2004:

                                                                      Outstanding Options
                                           ---------------------------------------------------------------------------
                                                                 Weighted-Average Remaining
                                                                 Contractual Life
                                           Number of Shares      (In Years)                   Weighted-Average
                                           (In Millions)                                      Exercise Price
                                           --------------------- ---------------------------- ------------------------
RANGE OF EXERCISE PRICES
$  4.72-$  6.50                                     12.2                   5.6                       $  6.36
$  6.53-$  8.38                                     12.3                   6.7                       $  7.53
$  8.45-$11.63                                      12.1                   5.3                        $11.46
$11.68-$13.88                                       13.0                   6.9                        $12.97
$13.93-$17.00                                        3.5                   5.0                        $15.18
$17.02-$17.10                                       12.3                   7.8                        $17.10
$17.15-$39.03                                       16.3                   5.8                        $27.09
                                           ---------------------
Total                                               81.7                   6.3                        $14.47
                                           =====================

                                                          Options Exercisable
                                           --------------------------------------------------
                                           Number of Shares      Weighted-Average Exercise
                                           (In Millions)         Price
                                           --------------------- ----------------------------
RANGE OF EXERCISE PRICES
$  4.72-$  6.50                                      9.6                $  6.39
$  6.53-$  8.38                                      6.1                $  7.35
$  8.45-$11.63                                       0.7                 $10.79
$11.68-$13.88                                        8.6                 $12.98
$13.93-$17.00                                        2.5                 $15.12
$17.02-$17.10                                        5.9                 $17.10
$17.15-$39.03                                       12.5                 $29.39
                                           ---------------------
Total                                               45.9                 $15.93
                                           =====================

     In summary, as of May 30, 2004, there were 145.8 million shares reserved for issuance under all option plans, including 53.8 million shares available for future option grants.

Stock Purchase Plans

During fiscal 2004, we implemented a new employee stock purchase plan that authorizes the issuance of up to 16,000,000 shares in quarterly offerings to eligible employees worldwide at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period. Once implemented, we terminated our employee stock purchase plan that had been in effect in the U.S. since 1977 that authorized the issuance of up to 49,900,000 shares of stock in quarterly offerings to eligible employees at a price that was equal to 85 percent of the lower of the common stock's fair market value at the beginning or the end of a quarterly period. We also had an employee stock purchase plan available to employees at international locations that had been in effect since 1994. That plan authorized the issuance of up to 10,000,000 shares of stock in quarterly offerings to eligible employees, also at a price equal to 85 percent of the lower of its fair market value at the beginning or the end of a quarterly period. Both our new and prior purchase plans use a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to National the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. All purchase plans have been approved by shareholders.
     Under the terms of all purchase plans, we issued 2.7 million shares in fiscal 2004, 4.3 million shares in fiscal 2003 and 2.5 million shares in fiscal 2002 to employees for $30.0 million, $28.1 million and $26.7 million, respectively. As of May 30, 2004, there were 15.6 million shares reserved for issuance under the new stock purchase plan. Prior to the end of fiscal 2004, the prior purchase plans were terminated and the reserves maintained for them were cancelled.

Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 400,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. As of May 30, 2004, we have issued 230,804 shares under the director stock plan and have reserved 169,196 shares for future issuances.
     We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan has been made available to a limited group of employees with technical expertise we consider important. We issued 194,000, 60,000 and 224,000 shares under the restricted stock plan during fiscal 2004, 2003 and 2002, respectively. Restrictions expire over time, ranging from two to six years after issuance. Based upon the market value on the dates of issuance, we recorded $3.1 million, $0.5 million and $3.1 million of unearned compensation during fiscal 2004, 2003 and 2002, respectively. This unearned compensation is included as a separate component of shareholders' equity in the financial statements and is amortized to operations ratably over the applicable restriction periods. As of May 30, 2004, we have 2,014,168 shares reserved for future issuances under the restricted stock plan. Compensation expense for fiscal 2004, 2003 and 2002 related to shares of restricted stock was $3.1 million, $3.0 million and $3.4 million, respectively. At May 30, 2004, the weighted-average grant date fair value for all outstanding shares of restricted stock was $14.84.

Note 12. Retirement and Pension Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan and a profit sharing plan. More information of each of these plans follows.
     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. The matching company contribution was significantly increased in fiscal 2004 to encourage employee participation. Contributions are invested in one or more of fifteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National stock may be sold at any time at the employee's direction. Although 10,000,000 shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.
     Until fiscal 2004, the profit sharing plan required contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5 percent of payroll) or 1 percent of payroll. Contributions were made 25 percent in National stock and 75 percent in cash. During fiscal 2004, the profit sharing plan was amended and ultimately terminated beginning fiscal 2005. The final profit sharing contribution was made in cash and consisted of the profit sharing contribution that would have been made for fiscal 2004 less the amount for increased 401(k) matching contributions made during fiscal 2004. Total shares contributed under the profit sharing plan during fiscal 2004, 2003 and 2002 were 76,884 shares, 74,286 shares and 257,838 shares, respectively.
     We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to receive a higher profit sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan (with the exception of the company stock fund, which is not available for the nonqualified plan).
     Certain of our international subsidiaries have varying types of defined benefit pension and retirement plans that comply with local statutes and practices.
     The annual expense for all plans was as follows:

(In Millions)                                                    2004         2003         2002
                                                             ------------- ------------ ------------
Profit sharing plan                                              $14.5        $  3.8       $  3.6
Salary deferral 401(k) plan                                      $14.6         $12.3        $11.0
Non-U.S. pension and retirement plans                            $19.9         $13.5        $10.6

     Defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of service credited as specified under the terms of each country's plan. The funding policy is consistent with the local requirements of each country. The plans' assets consist primarily of U.S. and foreign equity securities, bonds, property and cash.
     Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)                                                 2004              2003              2002
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year                $5.8              $4.9              $4.6
Plan participant contributions                                 (0.9)             (0.8)             (0.9)
Interest cost on projected benefit obligation                  11.5               9.6               7.6
Expected return on plan assets                                 (6.3)             (6.1)             (5.3)
Net amortization and deferral                                   5.8               1.8               1.3
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                     $15.9              $9.4              $7.3
                                                        ================= ================= =================

(In Millions)                                                 2004              2003
                                                        ----------------- -----------------
BENEFIT OBLIGATION
   Beginning balance                                        $196.4            $138.5
      Service cost                                             5.8               4.9
      Interest cost                                           11.5               9.6
      Benefits paid                                           (2.9)             (2.1)
      Actuarial loss                                          (8.4)             33.1
      Exchange rate adjustment                                15.3              12.4
                                                        ----------------- -----------------
   Ending balance                                           $217.7            $196.4
                                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                                       $  78.4             $84.1
      Actual return on plan assets                            17.5             (18.4)
      Company contributions                                   22.1               7.1
      Plan participant contributions                           0.9               0.8
      Benefits paid                                           (2.7)             (1.9)
      Exchange rate adjustment                                 9.7               6.7
                                                        ----------------- -----------------
   Ending balance                                           $125.9             $78.4
                                                        ================= =================


RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of
   plan assets                                              $ 91.8            $118.0
      Unrecognized net loss                                 (100.6)           (119.6)
      Unrecognized net transition obligation                   2.1               2.3
  Adjustment to recognize minimum liability                   93.1             117.4
                                                        ----------------- -----------------
   Accrued pension cost                                     $ 86.4            $118.1
                                                        ================= =================

     The projected benefit obligations and net periodic pension cost were determined using the following assumptions:

                                                              2004              2003              2002
                                                        ----------------- ----------------- -----------------
Discount rate                                               1.8%-5.7%         2.3%-6.3%         2.8%-6.5%
Rate of increase in compensation levels                     1.0%-4.1%         2.5%-3.8%         2.8%-3.8%
Expected long-term return on assets                         2.8%-7.5%         3.3%-7.5%         3.8%-7.5%

     As required by the pension accounting standards, in each of the fiscal years presented, we recorded adjustments for minimum pension liability to equal the amount of the unfunded accumulated benefit obligation in one of our plans. The adjustment in fiscal 2004 decreased the accrued benefit obligation of this plan. The improvement in funding status was mainly due to increase in the value of the plan's assets. The minimum liability adjustment is recorded in the consolidated financial statements as a component of accumulated other comprehensive loss.

Note 13.  Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $25.4 million, $24.1 million and $25.3 million in fiscal 2004, 2003 and 2002, respectively.

     Future minimum commitments under noncancelable operating leases are as follows:

                                                              (In Millions)
                                                      --------------------------
                     2005                                           $27.4
                     2006                                            22.8
                     2007                                            19.1
                     2008                                             9.6
                     2009                                             6.8
                     Thereafter                                       5.8
                                                      --------------------------
                     Total                                          $91.5
                                                      ==========================

     We have a manufacturing agreement with Fairchild Semiconductor Corporation where we are committed to purchase a minimum level of goods and services based on specified wafer prices, which are intended to approximate market prices. The agreement had an original term of three years through December 2003, but was extended in fiscal 2004 through December 2004 under similar terms. We now have a remaining commitment to purchase a minimum of $2.6 million of product from Fairchild in fiscal 2005. Total purchases from Fairchild were $16.7 million in fiscal 2004, $24.2 million in fiscal 2003 and $32.3 million in fiscal 2002.
     During fiscal 2004 we entered into a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment's residual value at the end of their lease terms for up to a maximum of $10.5 million. The fair value of the lease guarantees, which is immaterial, has been recorded as a liability.

Contingencies -- Legal Proceedings

Environmental Matters. We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a Potentially Responsible Party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2004, 2003 and 2002.
     As part of the disposition of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of certain Fairchild plants and Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Other Matters. In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs' efforts to certify a medical monitoring class were denied by the court. Discovery in the case is proceeding.

     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the appeals court reversed the lower court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the appeals court in April 2003. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. We have completed discovery in the case in the district court and intend to contest the case through all available means.
     In April 2002, ZF Micro Solutions, Inc. brought suit against us alleging a number of contract and tort claims related to an agreement we had entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. Trial began in May 2004 and a verdict, which is discussed in Note 17, Subsequent Events, was rendered in June 2004 after the end of our fiscal year.
     The IRS has completed field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years (See Note 9 to the Consolidated Financial Statements). We are contesting through the administrative process the IRS claims regarding our 1997-2000 tax returns.
     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized will be incurred in amounts that would be material to our consolidated financial position or results of operations.

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

Note 14.  Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, "Disclosures about Segments of an
Enterprise  and  Related  Information,"  and  our  chief  executive  officer  is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2004, our Analog segment, which accounted for 84 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS 131 of a reportable segment are combined under "All Others." Segment information for fiscal 2003 and 2002 has been reclassified to conform to the fiscal 2004 presentation.
     The Analog segment includes a wide range of building block products such as high performance operational amplifiers, power management circuits, data acquisition circuits and interface circuits. The Analog segment also includes a variety of mixed-signal products which combine analog and digital circuitry onto the same chip. The segment is heavily focused on using our analog expertise to develop high performance building blocks, integrated solutions and mixed-signal products aimed at wireless handsets, displays, notebook computers, other portable devices and information infrastructure applicants. Current offerings include power management circuits, radio frequency circuits, audio subsystems, display drivers, integrated receivers and timing controllers.
     Aside from these operating segments, our corporate structure also includes the centralized Worldwide Marketing and Sales Group, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

     With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. We allocate certain expenses associated with centralized manufacturing, selling, marketing and general administration to operating segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses.
     The following table presents specified amounts included in the measure of segment results or the determination of segment assets:

                                                     Analog
(In Millions)                                        Segment       All Others     Total
                                                     ------------- -------------- ---------------
2004
Sales to unaffiliated customers                       $ 1,664.7     $   318.4         $ 1,983.1
                                                     ============= ============== ===============

Segment income (loss) before income taxes:            $   395.1     $   (61.4)        $   333.7
                                                     ============= ============== ===============
Depreciation and amortization                         $    16.4     $   193.5         $   209.9
Interest income                                             -       $    11.6         $    11.6
Interest expense                                            -       $     1.2         $     1.2
Share in net losses of equity-method
  investments                                         $     6.6     $     7.5         $    14.1
Segment assets                                        $   304.4     $ 1,974.3         $ 2,278.7
                                                     ============= ============== ===============

2003
Sales to unaffiliated customers                       $ 1,350.0     $   322.5         $ 1,672.5
                                                     ============= ============== ===============

Segment income (loss) before income taxes:            $    60.1     $   (83.4)        $   (23.3)
                                                     ============= ============== ===============
Depreciation and amortization                         $    14.9     $   213.6         $   228.5
Interest income                                             -       $    16.3         $    16.3
Interest expense                                            -       $     1.5         $     1.5
Share in net losses of equity-method
  Investments                                         $    10.3     $     5.6         $    15.9
Segment assets                                        $   277.3     $ 1,971.1         $ 2,248.4
                                                     ============= ============== ===============

2002
Sales to unaffiliated customers                       $ 1,182.5     $   312.3         $ 1,494.8
                                                     ============= ============== ===============

Segment loss before income taxes:                     $   (10.6)    $  (112.8)        $  (123.4)
                                                     ============= ============== ===============
Depreciation and amortization                         $    10.5     $   219.9         $   230.4
Interest income                                             -       $    25.9         $    25.9
Interest expense                                            -       $     3.9         $     3.9
Share in net losses of equity-method
  investments                                         $     1.0     $     6.3         $     7.3
Segment assets                                        $   294.8     $ 1,995.9         $ 2,290.7
                                                     ============= ============== ===============

     Segment assets include those assets that are specifically dedicated to an operating segment and include inventories, equipment, equity investments, goodwill and amortizable intangibles assets. Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in the standard cost of product for each segment.

     We operate our marketing and sales activities in four main geographic areas that include the Americas, Europe, Japan and the Asia Pacific region. In the information presented below, sales include local sales and exports made by operations within each area. Total sales by geographic area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. Sales to unaffiliated customers have little correlation with the location of manufacture.
     The following table provides geographic sales and asset information by major countries within the main geographic areas (Japan is included with the "Rest of the World"):

                                                              People's
                                     United      United       Republic of              Rest of                     Total
(In Millions)                        States      Kingdom      China       Singapore    World         Eliminations  Consolidated
                                     ----------- ------------ ----------- ------------ ------------- ------------- ----------------
2004
Sales to unaffiliated customers       $   421.2   $   170.9    $   544.0   $   377.8    $   469.2                       $1,983.1
Transfers between geographic areas        526.8       160.8          0.1       693.6          3.4      $(1,384.7)            -
                                     ----------- ------------ ----------- ------------ ------------- ------------- ----------------
Net sales                             $   948.0   $   331.7    $   544.1   $ 1,071.4    $   472.6      $(1,384.7)       $1,983.1
                                     =========== ============ =========== ============ ============= ============= ================

Long-lived assets                     $   694.4   $    38.8   $     30.0   $    65.3    $   159.7                       $  988.2
                                        ======== ============ =========== ============ ============= ============= ================
2003
Sales to unaffiliated customers       $   388.9   $   160.5    $   500.0   $   262.7    $   360.4                       $1,672.5
Transfers between geographic areas        465.7       145.3          -         691.7          3.0      $(1,305.7)            -
                                     ----------- ------------ ----------- ------------ ------------- ------------- ----------------
Net sales                             $   854.6   $   305.8    $   500.0   $   954.4    $   363.4      $(1,305.7)       $1,672.5
                                     =========== ============ =========== ============ ============= ============= ================

Long-lived assets                     $   730.7   $    38.9   $      4.3   $    71.9    $   114.0                       $  959.8
                                     =========== ============ =========== ============ ============= ============= ================

Sales to unaffiliated customers       $   377.7   $   169.7    $   423.0   $   229.4    $   295.0                       $1,494.8
Transfers between geographic areas        364.1       126.0          0.2       619.1          0.3      $(1,109.7)            -
                                     ----------- ------------ ----------- ------------ ------------- ------------- ----------------
Net sales                             $   741.8   $   295.7    $   423.2   $   848.5    $   295.3      $(1,109.7)       $1,494.8
                                     =========== ============ =========== ============ ============= ============= ================

Long-lived assets                     $   788.9   $    42.3   $      1.3   $    68.8    $   123.0                       $1,024.3
                                     =========== ============ =========== ============ ============= ============= ================

Note 15. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                                               2004         2003          2002
                                                                         ------------ ------------ --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest expense                                                           $  1.3       $  1.5       $  4.0
  Income taxes                                                                $15.4        $17.6        $16.2


(In Millions)                                                               2004         2003          2002
                                                                         ------------ ------------ --------------

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                                $   0.9      $   0.8      $   4.3
Issuance of common stock to directors                                       $   0.4      $   0.3      $   0.2
Unearned compensation relating to restricted stock issuance                 $   3.1      $   0.5      $   3.1
Restricted stock cancellation                                               $   1.4      $   1.1      $   0.1
Issuance of common stock upon conversion of convertible
  subordinated promissory note                                                  -            -        $  10.0
Change in unrealized gain on cash flow hedges                               $   0.2      $   0.2      $  (0.4)
Change in unrealized gain on available-for-sale securities                  $  (3.4)     $ (34.9)     $  23.2
Minimum pension liability                                                   $ (24.3)     $  57.5      $  12.7
Effect of investee equity transactions                                          -        $   4.7          -
Purchase of software under license obligations, net                         $  19.7      $  16.4          -


Note 16.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 2004 and 2003:

                                                    Fourth         Third           Second          First
(In Millions, Except Per Share Amounts)             Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2004
Net sales                                              $ 571.2        $ 513.6         $ 473.5         $ 424.8
Gross margin                                           $ 310.8        $ 264.1         $ 237.0         $ 200.4
Net income                                             $  94.2        $  93.1         $  65.8         $  29.7
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings per share:
   Net income:
      Basic                                            $   0.26       $   0.26        $   0.18        $   0.08
      Diluted                                          $   0.24       $   0.24        $   0.17        $   0.08
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
      common shares outstanding:
      Basic                                              357.3          357.4           360.2           369.0
      Diluted                                            389.6          389.4           391.0           383.8
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                              $  24.35       $  22.63        $  22.30        $  14.80
Common stock price - low                               $  18.83       $  17.95        $  13.05        $   9.19
--------------------------------------------------- -------------- --------------- --------------- ---------------

2003
Net sales                                              $ 425.3        $ 404.3         $ 422.3         $ 420.6
Gross margin                                           $ 189.8        $ 172.5         $ 181.1         $ 182.3
Net income (loss)                                      $  (4.4)       $ (36.4)        $   6.2         $   1.3
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings (loss) per share:
   Net income (loss):
      Basic                                            $  (0.01)      $  (0.10)       $   0.02        $   0.00
      Diluted                                          $  (0.01)      $  (0.10)       $   0.02        $   0.00
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
      common shares outstanding:
      Basic                                              366.0          364.2           362.6           361.4
      Diluted                                            366.0          364.2           364.0           374.2
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                             $   12.40       $  10.76        $   9.67        $  16.87
Common stock price - low                              $    7.73       $   6.27        $   4.98        $   7.72
--------------------------------------------------- -------------- --------------- --------------- ---------------

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 30, 2004, there were approximately 7,469 holders of common stock.

Note 17.  Subsequent Events

In June 2004, the jury in the case brought against us by ZF Micro Solutions, Inc. rendered its verdict. The background of this case is discussed in the Legal Proceedings section of Note 13, Commitments and Contingencies. The jury found for ZF Micro Solutions, Inc. on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. The jury found for us on seven other of the plaintiff's claims and also found for us on our cross-claim for breach of contract, awarding us damages of $1.1 million. We are challenging the verdicts against us in post-trial motions and intend to vigorously pursue the appeal of any judgment that may be entered against us in this case. We have accrued a charge of $30.0 million to cover the total amount of damages the jury awarded to ZF Micro Solutions. Although the loss we may ultimately sustain may be higher or lower than the amount we have recorded, we believe this is our best estimate at this time of any loss we could incur. This amount is included in special items in the consolidated statement of operations for the fourth quarter of fiscal 2004. We have not recognized the $1.1 million for damages awarded to us, since we have no assurance of its recoverability.
     In June 2004, we settled for $2.2 million a patent infringement case that was originally brought against us in June 2002. This settlement amount is included in net intellectual property settlements as a component of special items for the fourth quarter of fiscal 2004 and has since been paid.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 30, 2004 and May 25, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 2004. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement Schedule II, "Valuation and Qualifying Accounts." These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 30, 2004 and May 25, 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended May 30, 2004 in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As described in notes 1 and 7 to the consolidated financial statements, the Company recorded the cumulative effect of a change in accounting principle in connection with its adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of the beginning of fiscal 2004.


                                                               KPMG LLP


Mountain View, California
June 9, 2004 (except as to Note 17, which is as of July 7, 2004)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures.
     We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.
          We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of fiscal 2004. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

(b)  Changes in internal controls.
     There has been no change in our internal controls over financial reporting during fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III
--------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in our Proxy Statement for the 2004 annual meeting of shareholders to be held on or about October 1, 2004 and which will be filed in definitive form pursuant to Regulation 14A on or about August 25, 2004 (hereinafter "2004 Proxy Statement"), is incorporated herein by reference:

o information concerning our directors appearing in the section on the proposal relating to election of directors;

o information appearing under the subcaptions "Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance, and "Code of Business Conduct and Ethics" appearing in the section titled "Corporate Governance, Board Meetings and Committees."

Information concerning our executive officers is set forth in Part I of the Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled "Executive Compensation" (including all related subcaptions thereof), under the subcaptions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the section titled "Corporate Governance, Board Meetings and Committees," the section titled "Compensation Committee Report on Executive Compensation," and the section titled "Company Stock Price Performance" in the 2004 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled "Security Ownership of Certain Beneficial Owners" in the 2004 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2004 Proxy Statement is incorporated herein by reference.

EQUITY COMPENSATION PLANS
The following table summarizes share and exercise price information about our equity compensation plans as of May 30, 2004.

            Plan Category                Number of Securities      Weighted Average        Number of Securities
                                                                                          Remaining Available For
                                           To Be Issued Upon      Exercise Price of    Future Issuance Under Equity
                                              Exercise of            Outstanding            Compensation Plans
                                         Outstanding Options,     Options, Warrants        (excluding securities
                                         Warrants, and Rights         and Rights         reflected in column (a))
                                                  (a)                    (b)                        (c)
                                        ------------------------ --------------------- ------------------------------
Equity Compensation plans approved by
Shareholders:
      Option Plans (1)                         23,631,486                     $13.99                       3,057,762
      Employee Stock Purchase Plan                      -                          -                      15,574,734
      Director Stock Plan                               -                          -                         169,196
Equity Compensation plans not
approved by Shareholders:
      Option Plans (2)                         59,160,858                     $14.63                      50,747,346
      Restricted Stock Plan                             -                          -                       2,014,168
                                        --- -------------- ----- --------------------- ------------- ----------------
Total                                          82,792,344                                                 71,563,206
                                        === ============== ===== ===================== ============= ================

(1) Includes options to be issued under the Stock Option Plan, Executive Officer Stock Option Plan and Director Stock Option Plan.
(2) Includes options to be issued under the 1997 Employees Stock Option Plan, options assumed in the ComCore acquisition, options granted to our former chairman upon his retirement, and options issued as part of the consideration paid for DigitalQuake.

     The 1997 Employees Stock Option Plan provides for the grant of nonqualified stock options to employees who are not executive officers of the company. Options are granted at market price on the date of grant and can expire up to a maximum of ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. All options granted in fiscal 2004 expire six years and one day after date of grant. Options can vest after six months; all options granted in fiscal 2004 begin to vest after one year, with vesting completed ratably over four years. At the end of fiscal 2004, options to purchase 58,823,108 shares with a weighted-average exercise price of $14.66 were outstanding under this plan.

OPTIONS ASSUMED IN ACQUISITIONS: We assumed ComCore's outstanding obligations under its stock option plan and stock option agreements with its employees and consultants when we acquired ComCore in fiscal 1998. Each optionee received an option for equivalent shares of our common stock based on the exchange rate used in the ComCore acquisition agreement. These options expire up to a maximum of ten years after the date of grant, subject to earlier expiration upon termination of employment. No more options have been or will be granted under this plan. At the end of fiscal 2004, options to purchase 564 shares of common stock with a weighted-average exercise price of $0.50 were outstanding under the ComCore plan.

Other Equity Compensation Plans: The option granted to our former chairman was granted in 1995 upon his retirement after more than twenty years of service. The option was granted at $13.94 per share, the market price on the date of grant, expires ten years and one day after grant, and became exercisable ratably over a four-year period. At the end of fiscal 2004, there were options to purchase 165,000 shares outstanding under this grant.
     In connection with the DigitalQuake acquisition in fiscal 2003, we granted options to purchase an aggregate of 261,396 shares of common stock at $7.93 to five founding shareholders of DigitalQuake. These options were granted at the market price on the date of grant and become exercisable in two equal installments, one and two years after the date of grant. The option gives the DigitalQuake founding shareholders the right to receive all or a portion of their installment payments of the purchase price paid for DigitalQuake in cash or shares of common stock, subject to remaining employed by National. At the end of fiscal 2004, options to purchase 172,186 shares remained outstanding under this grant.
     Our Restricted Stock Plan authorizes issuance of restricted stock to employees who are not officers of the company. The plan has been made available to a limited group of employees with technical expertise considered important to the company. The restrictions expire over time, ranging from two to six years after issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the section of the 2004 Proxy Statement relating to the proposal on the Ratification of the Appointment of KPMG LLP as the Independent Auditors of the Company is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                               Pages in
(a) 1.  Financial Statements                                this document
----------------------------                               --------------
For the three years ended May 30, 2004-                          32-67
   refer to Index in Item 8

(a) 2.  Financial Statement Schedules
-------------------------------------
Schedule II - Valuation and Qualifying Accounts                   76

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

(a) 3.  Exhibits
----------------
The exhibits listed in the accompanying Index to Exhibits on pages 79 to 81 of this report are filed as part of, or incorporated by reference into, this report.

(b)  Reports on Form 8-K
------------------------
During the quarter ended May 30, 2004, we filed two reports on Form 8-K as follows:

1. A report on Form 8-K was filed on March 11, 2004 furnishing under item 12 to the Securities and Exchange Commission our press release issued on March 11, 2004 announcing our earnings for the quarter ended February 29, 2004. The news release contained Financial Statements consisting of Condensed Consolidated Statements of Operations, Balance Sheets and Statements of Cash Flows prepared in accordance with GAAP. Certain operating results information that was not prepared in accordance with GAAP was also included in the press release. The Form 8-K also furnished to the Commission under item 5 a press release issued on March 11, 2004 announcing the approval by our board of directors of a program to repurchase up to $400 million of our common stock.
2. A report on Form 8-K was filed on April 20, 2004 furnishing under Item 5 to the Commission a press release issued on April 19, 2004 announcing the approval of a two-for-one stock split payable in the form of a stock dividend on May 13, 2004 to stockholders of record on April 29, 2004.

                       NATIONAL SEMICONDUCTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                  (In Millions)

                            Deducted from Receivables
                       in the Consolidated Balance Sheets

                                    Doubtful         Returns and
Description                         Accounts         Allowances           Total
-----------                         --------         ----------           -----

Balances at May 27, 2001            $   7.3           $   37.8          $  45.1

Additions charged against revenue       -                151.3            151.3
Additions charged against
  costs and expenses                    0.2                -                0.2
Deductions                              -               (158.8)          (158.8)
                                      -----            -------          -------
Balances at May 26, 2002                7.5               30.3             37.8

Additions charged against revenue       -                174.9            174.9
Additions charged against
  costs and expenses                    0.4                -                0.4
Deductions                             (1.2) (1)        (173.7)          (174.9)
                                      -----            -------          -------
Balances at May 25, 2003                6.7               31.5             38.2

Additions charged against revenue       -                207.6            207.6
Additions charged against
  costs and expenses                   (0.3)               -               (0.3)
Deductions                             (4.3) (1)        (194.5)          (198.8)
                                      -----            -------          -------
Balances at May 30, 2004           $    2.1           $   44.6          $  46.7

________________________________________________


(1)     Doubtful accounts written off, less recoveries.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date:  August 10, 2004
                                            /S/  BRIAN L. HALLA*
                                            --------------------
                                            Brian L. Halla
                                            Chairman of the Board, President
                                            and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 10th day of August 2004.

Signature                                                Title
---------                                                -----


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

/S/  ROBERT J. FRANKENBERG *               Director
       Robert J. Frankenberg

/S/  E. FLOYD KVAMME*                      Director
       E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE *                 Director
       Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *                 Director
       Edward R. McCracken


*By     \s\ Lewis Chew
       -----------------------------
       Lewis Chew, Attorney-in-Fact

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
National Semiconductor Corporation:


We consent to incorporation by reference in the Registration Statements No. 33-48943, 33-54931, 33-61381, 333-09957, 333-23477, 333-36733, 333-53801,
333-63614, 333-48424, 333-100662, and 333-109348 on Form S-8, and Post Effective
Amendment No. 1 on Form S-8 to Form S-4 Registration Statement No. 333-38033-01 of National Semiconductor Corporation of our report dated June 9, 2004 (except as to Note 17, which is as of July 7, 2004), with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 2004 and May 25, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 2004 and the related financial statement schedule, which report appears in the 2004 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report refers to the cumulative effect of a change in accounting principle and the Company's adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations."


                                                              KPMG LLP


Mountain View, California
August 10, 2004

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

     4.2 Rights Agreement (incorporated by reference from the Exhibits to our Registration Statement on Form 8-A filed August 10, 1988). First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to our Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995). Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to our Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997). Certificate of Adjusted Purchase Price on Number of Shares dated April 23, 2004 filed by National Semiconductor Corporation with the Rights Agent (incorporated by reference from the Exhibits to our Amendment No. 3 to Registration Statement on Form 8-A filed April 26, 2004).

     10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective May 28, 2001. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003). Fiscal Year 2004 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 24, 2003 filed October 2, 2003).

     10.2 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective July 14, 2005. Fiscal Year 2005 Executive Officer Incentive Plan Agreement.

     10.3 Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended effective April 15, 2003. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

     10.4 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan, as amended effective April 15, 2003. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

     10.5 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28, 1995).

     10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended through June 26, 1997. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

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

     10.15Management  Contract  or  Compensatory  Plan  or  Agreement:  National
          Semiconductor Deferred Compensation Plan. (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 24, 2002 filed April 10, 2002). Amendment One to Deferred Compensation Plan.

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

     10.20Equity Compensation Plan not approved by Stockholders:  1997 Employees
          Stock Option Plan, as amended effective July 14, 2004.

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

     10.22Equity Compensation Plan not approved by Stockholders:  Retirement and
          Savings Program. (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002 filed August 16, 2002.) Amendments One to Seven to Retirement and Savings Program.

     10.23Management  Contract or Compensatory  Plan or  Arrangement:  Executive
          Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

     10.24Management  Contract or Compensatory Plan or Arrangement:  Fiscal year
          2004 Key Employee Incentive Plan. (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended August 24, 2003 filed October 2, 2003).

     10.25Management  Contract or Compensatory  Plan or  Arrangement:  Executive
          Preventive Health Program, January 2003. (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

     10.26Management  Contract or Compensatory  Plan or  Arrangement:  Severance
          Benefit Plan, as amended and restated as of January 1, 2003. (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

     10.27Management   Contract  or  Compensatory  Plan  or  Arrangement:   2005
          Executive Officer Equity Plan (subject to stockholder approval).

     14.1 Code of Ethics.

     21.1 List of Subsidiaries.

     23.1 Consent of Independent  Registered Public Accounting Firm (included in
          Part IV).

     24.1 Power of Attorney.

     31.1 Rule 13a-14 (a) /15d-14 (a) Certifications.

     32.1 Section 1350 certifications.