Form 10-Q
period 2004-08-29
NATIONAL SEMICONDUCTOR CORP
filed 2004-10-07
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 29, 2004

                                       or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No__.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                Outstanding at August 29, 2004
         -------------------                ------------------------------

Common stock, par value $0.50 per share              358,136,089








NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                      Page No.
                                                                      --------
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
  Three Months Ended August 29, 2004 and August 24, 2003                   3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
  for the Three Months Ended August 29, 2004 and August 24, 2003           4

Condensed Consolidated Balance Sheets (Unaudited) as of August 29,
  2004 and May 30, 2004                                                    5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
  Three Months Ended August 29, 2004 and August 24, 2003                   6

Notes to Condensed Consolidated Financial Statements (Unaudited)        7-13

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                            14-23

Item 3. Quantitative and Qualitative Disclosures About Market Risk        24

Item 4. Controls and Procedures                                           24

Part II. Other Information

Item 1. Legal Proceedings                                                 25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       26

Item 6. Exhibits                                                          27

Signature                                                                 28





PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                      Three Months Ended
                                                                                    Aug. 29,        Aug. 24,
  (In Millions, Except Per Share Amounts)                                             2004            2003
                                                                                --------------- ---------------

  Net sales                                                                        $ 548.0         $ 424.8
  Operating costs and expenses:
    Cost of sales                                                                    246.4           224.4
    Research and development                                                          85.7            93.2
    Selling, general and administrative                                               67.8            67.3
    Special items -  (Income) expense                                                 (0.3)            4.6
                                                                                --------------- ---------------

  Total operating costs and expenses                                                 399.6           389.5
                                                                                --------------- ---------------

  Operating income                                                                   148.4            35.3
  Interest income, net                                                                 2.6             3.1
  Other expense, net                                                                  (2.0)           (2.5)
                                                                                --------------- ---------------

  Income before income taxes and cumulative effect of a change
    in accounting principle                                                          149.0            35.9
  Income tax expense                                                                  31.3             4.3
                                                                                --------------- ---------------

  Income before cumulative effect of a change in accounting
    principle                                                                        117.7            31.6
  Cumulative effect of a change in accounting principle                                -              (1.9)
                                                                                --------------- ---------------

  Net income                                                                       $ 117.7        $   29.7
                                                                                =============== ===============

  Earnings per share:
    Income before cumulative effect of a change in accounting
      principle:
        Basic                                                                       $  0.33         $  0.09
        Diluted                                                                     $  0.31         $  0.08
    Net income:
        Basic                                                                       $  0.33         $  0.08
        Diluted                                                                     $  0.31         $  0.08
    Weighted-average shares used to calculate earnings per share:
        Basic                                                                        357.3           369.0
        Diluted                                                                      381.7           383.8

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (Unaudited)



                                                                          Three Months Ended
                                                                       Aug. 29,        Aug. 24,
(In Millions)                                                            2004            2003
                                                                     -------------- ---------------

Net income                                                              $ 117.7        $  29.7

Other comprehensive income (loss), net of tax:
  Unrealized gain (loss) on available-for-sale securities                   0.7           (3.1)
  Unrealized gain on cash flow hedges                                       -              0.1
                                                                     -------------- ---------------

Comprehensive income                                                    $ 118.4        $  26.7
                                                                     ============== ===============

See accompanying Notes to Condensed Consolidated Financial Statements




NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                     Aug. 29,                   May 30,
   (In Millions)                                                       2004                      2004
                                                                 ------------------         -----------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                           $   723.5                 $   642.9
      Short-term marketable investments                                       139.6                     139.3
      Receivables, less allowances of $33.8 in fiscal 2005
         and $46.7 in fiscal 2004                                             191.4                     198.9
      Inventories                                                             205.7                     200.1
      Other current assets                                                     81.6                      64.6
                                                                 ------------------         -----------------

      Total current assets                                                  1,341.8                   1,245.8

   Net property, plant and equipment                                          708.0                     699.6
   Goodwill                                                                   173.3                     173.3
   Deferred tax assets                                                         73.3                      73.3
   Other assets                                                                93.6                      88.4
                                                                 ------------------         -----------------

   Total assets                                                            $2,390.0                  $2,280.4
                                                                 ==================         =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                                 $       0.2                $     22.1
      Accounts payable                                                        129.6                     141.0
      Accrued expenses                                                        181.1                     234.8
      Income taxes payable                                                     88.0                      63.4
                                                                 ------------------         -----------------

      Total current liabilities                                               398.9                     461.3

   Long-term debt                                                              21.9                       -
   Other noncurrent liabilities                                               144.5                     138.6
                                                                 ------------------         -----------------

      Total liabilities                                                       565.3                     599.9
                                                                 ------------------         -----------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                            179.1                     178.8
      Additional paid-in capital                                            1,055.6                   1,030.1
      Retained earnings                                                       677.7                     560.0
      Accumulated other comprehensive loss                                    (87.7)                    (88.4)
                                                                 ------------------         -----------------

      Total shareholders' equity                                            1,824.7                   1,680.5
                                                                 ------------------         -----------------

   Total liabilities and shareholders' equity                              $2,390.0                  $2,280.4
                                                                 ==================         =================

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                 Three Months Ended
                                                                        --------------------------------------
                                                                            Aug. 29,                Aug. 24,
   (In Millions)                                                              2004                   2003
                                                                        ---------------         --------------
   Cash flows from operating activities:
   Net income                                                                 $ 117.7              $    29.7
   Adjustments to reconcile net income with net cash
     provided by operating activities:
      Cumulative effect of a change in accounting principle                       -                      1.9
      Depreciation and amortization                                              49.0                   55.2
      Net gain on investments                                                    (0.1)                  (2.3)
      Share in net losses of equity-method investments                            1.6                    4.8
      Loss on disposal of equipment                                               0.1                    2.2
      Noncash special items                                                       0.5                    3.9
      Other, net                                                                 (0.4)                   0.7
      Changes in certain assets and liabilities, net:
         Receivables                                                              7.5                  (15.5)
         Inventories                                                             (5.6)                 (17.5)
         Other current assets                                                   (17.5)                 (10.3)
         Accounts payable and accrued expenses                                  (63.7)                 (27.6)
         Income taxes payable                                                    24.6                   (3.1)
         Other noncurrent liabilities                                             5.9                    4.1
                                                                        ---------------         --------------
   Net cash provided by operating activities                                    119.6                   26.2
                                                                        ---------------         --------------
   Purchase of property, plant and equipment                                    (55.0)                 (40.7)
   Sale and maturity of available-for-sale securities                             -                    244.8
   Purchase of available-for-sale securities                                      -                   (327.6)
   Sale of investments                                                            0.1                    -
   Security deposits on leased equipment                                         (2.8)                   -
   Funding of benefit plan                                                       (4.8)                  (2.7)
   Other, net                                                                    (0.1)                   1.3
                                                                        ---------------         --------------
   Net cash used by investing activities                                        (62.6)                (124.9)
                                                                        ---------------         --------------
   Cash flows from financing activities:
   Repayment of debt                                                              -                     (0.9)
   Payments on software license obligations                                      (1.5)                  (1.8)
   Issuance of common stock                                                      25.1                   20.6
                                                                        ---------------         --------------
   Net cash provided by financing activities                                     23.6                   17.9
                                                                        ---------------         --------------

   Net change in cash and cash equivalents                                       80.6                  (80.8)
   Cash and cash equivalents at beginning of period                             642.9                  802.2
                                                                        ---------------         --------------

   Cash and cash equivalents at end of period                                 $ 723.5                $ 721.4
                                                                        ===============         ==============

See accompanying Notes to Condensed Consolidated Financial Statements



NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1. Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 30, 2004.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                                           Three Months Ended
                                                                         Aug. 29,      Aug. 24,
(In Millions)                                                              2004          2003
                                                                        ------------- -------------
Numerator:
  Income before cumulative effect of a change in
    accounting principle                                                  $117.7         $31.6
                                                                        ============= ==============

  Net income                                                              $117.7         $29.7
                                                                        ============= ==============

Denominator:
  Weighted-average common shares outstanding used
    for basic earnings per share                                           357.3         369.0

  Effect of dilutive securities:
    Stock options                                                           24.4          14.8
                                                                        ------------- --------------
Weighted-average common and potential common
  shares outstanding used for diluted earnings per share                   381.7         383.8
                                                                        ============= ==============

For the first quarter of fiscal 2005, we did not include options outstanding to purchase 19.7 million shares of common stock with a weighted-average exercise price of $25.73 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the quarter. However, these shares could potentially dilute basic earnings per share in the future. For the first quarter of fiscal 2004, we did not include options outstanding to purchase 56.0 million shares of common stock with a weighted-average exercise price of $18.12 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the quarter.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." For more complete information on our stock-based compensation plans, see Note 11 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 30, 2004.
     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the first quarter of fiscal 2005 and 2004 was $11.84 and $7.27 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $5.34 and $2.14 per share for the first quarter of fiscal 2005 and 2004, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that assumes no expected dividends and uses the following weighted-average assumptions:

                                                                                  Three Months Ended
                                                                           Aug. 29,              Aug. 24,
                                                                             2004                  2003
                                                                      -------------------- ----------------------
Stock Option Plans
     Expected life (in years)                                                 5.2                  5.1
     Expected volatility                                                     72%                  76%
     Risk-free interest rate                                                  3.4%                 3.3%

Stock Purchase Plans
     Expected life (in years)                                                 0.5                  0.3
     Expected volatility                                                     42%                  51%
     Risk-free interest rate                                                  1.7%                 1.0%

     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                                                  Three Months Ended
                                                                           Aug. 29,              Aug. 24,
(In Millions,  Except Per Share Amounts)                                     2004                  2003
                                                                      -------------------- ----------------------
Net income - as reported                                                   $117.7              $  29.7
Add back:  Stock compensation charge included in
  net income determined under the intrinsic value method,
  net of tax                                                                  0.6                  0.7
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                                (25.8)               (45.3)
                                                                      -------------------- ----------------------
Net income (loss) - pro forma                                             $  92.5              $ (14.9)
                                                                      ==================== ======================

Basic earnings per share - as reported                                    $  0.33              $  0.08
Basic earnings (loss) per share - pro forma                               $  0.26              $ (0.04)
Diluted earnings per share - as reported                                  $  0.31              $  0.08
Diluted earnings (loss) per share - pro forma                             $  0.24              $ (0.04)

Reclassifications:

Certain amounts reported in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation. Net operating results have not been affected by the reclassification.




Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

                                                                  Aug. 29,                   May 30,
(In Millions)                                                       2004                       2004
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                   $  17.3                   $  13.9
  Work in process                                                   121.4                     122.6
  Finished goods                                                     67.0                      63.6
                                                        --------------------------- ---------------------------

Total inventories                                                  $205.7                    $200.1
                                                        =========================== ===========================

Condensed consolidated statements of operations:

                                                           Three Months Ended
                                                        ---------------------------
                                                           Aug. 29,     Aug. 24,
(In Millions)                                               2004          2003
                                                        -------------- ------------
Special items - (Income) expense:
Net intellectual property income                            $ (1.5)        $ (8.0)
Cost reduction charges                                         1.2           12.6
                                                        -------------- ------------
  Total special items - (Income) expense                    $ (0.3)        $  4.6
                                                        ============== ============

Interest income, net:
Interest income                                             $  3.1         $  3.2
Interest expense                                              (0.5)          (0.1)
                                                        -------------- ------------
  Interest income, net                                      $  2.6         $  3.1
                                                        ============== ============

Other expense, net:
Share in net losses of equity-method
  Investments                                               $ (1.6)        $ (4.8)
Net gain on investments                                        0.1            2.3
Other                                                         (0.5)           -
                                                        -------------- ------------
  Total other expense, net                                  $ (2.0)        $ (2.5)
                                                        ============== ============




Note 3. Statement of Cash Flows Information

                                                                               Three Months Ended
                                                                          Aug. 29,              Aug. 24,
(In Millions)                                                               2004                  2003
                                                                   ----------------------- -------------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest                                                              $   0.5               $    0.1
    Income taxes                                                          $   8.6               $    8.4

Supplemental Schedule of Non-cash Investing and
  Financing Activities:
    Issuance of stock for employee benefit plans                          $    -                $    0.9
    Unearned compensation relating to restricted stock issuance           $   0.5               $    1.0
    Restricted stock cancellation                                         $  (0.5)              $     -
    Change in unrealized gain on cash flow hedges                         $    -                $    0.1
    Change in unrealized gain on available-for-sale securities            $   0.7               $   (3.1)
    Purchase of software under license obligations, net                   $    -                $    0.8
    Repurchase of common stock upon settlement of an advance
      repurchase contract                                                 $  30.0               $     -

Note 4.  Cost Reduction Programs and Restructuring of Operations

In late August 2004, we announced the sale of our imaging business to Eastman Kodak Company. Our divestiture of this business is consistent with our ongoing effort to focus our investments on resources that support our core analog areas that generate higher gross margins and produce higher returns on invested capital. Upon completion of this transaction, which closed in early September 2004, Kodak acquired certain intellectual property and equipment of the imaging business for $10.0 million and hired 47 former National employees. Since an intangible asset and employees that directly supported the imaging business were not included in the sale, we incurred charges for severance to these employees and the impairment of the asset. We recorded a $1.2 million charge in the first quarter of fiscal 2005 for these items as well as some severance charges related to other cost reduction actions in the quarter. Further detail related to these charges is presented in the following table:

                                   Analog
(In Millions)                      Segment       All Others    Total
                                   ------------- ------------- --------------

Severance                                $ 0.3         $ 0.4         $ 0.7
Asset write-off                            0.5           -             0.5
                                   ------------- ------------- --------------
Total cost reduction charges             $ 0.8         $ 0.4         $ 1.2
                                   ============= ============= ==============

     Noncash charges of $0.5 million included in the above table relate to the write-off of the asset that was a part of the imaging business. In connection with the sale transaction, we also entered into a separate supply agreement with Kodak where we will manufacture product for them at prices specified by the terms of the agreement. This agreement is effective for one year unless terminated earlier as permitted under its terms.
     The following table provides a summary of the activities for the three months ended August 29, 2004 related to our cost reduction and restructuring actions included in accrued liabilities:

                        Fiscal 2005 Cost        Profit-Improvement        Cost Reduction Actions
                        Reduction Actions       Actions                    in Prior Years
                        ---------------------   -----------------------    ------------------------
                                     Other                     Other                     Other
                                     Exit                      Exit                      Exit
(In Millions)           Severance    Costs      Severance      Costs       Severance     Costs          Total
                        ------------ --------   -------------- --------    ------------- ----------     ---------
Balance at
  May 30, 2004            $  -       $  -           $ 3.3      $  4.8          $ 0.1      $ 2.7          $ 10.9
Cost reduction
  charges                    0.7        -             -           -              -          -               0.7
Cash payments                -          -            (1.7)       (0.3)                     (0.3)           (2.3)
                        ------------ --------   -------------- --------    ------------- ----------     ---------
Balance at
  August 29, 2004          $ 0.7     $  -           $ 1.6      $  4.5          $ 0.1      $ 2.4           $ 9.3
                        ============ ========   ============== ========    ============= ==========     =========

     During the first quarter of fiscal 2005 we paid severance to 31 employees in connection with workforce reductions related to the profit-improvement actions that occurred in fiscal 2004. Amounts paid for other exit-related costs during the first quarter of fiscal 2005 were primarily for payments under lease obligations associated with actions taken in prior years.

Note 5. Long term Debt

On August 25, 2004 we amended an existing credit agreement with a bank to extend the due date of our unsecured promissory note denomiated in Japanese yen (2,408,750,000). Under the terms of the amended agreement, the promissory note will become due in August 2007 and bears interest based on 1.375 percent over the 3-month Japanese LIBOR rate and is reset quarterly. We are also required to comply with the covenants set forth under our multicurrency credit agreement.

Note 6. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2005 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

                                                             Three Months Ended
                                                        ---------------------------
                                                                  Aug. 29,
(In Millions)                                                       2004
                                                        ---------------------------
Service cost of benefits earned during the period                  $  1.9
Plan participant contributions                                       (0.5)
Interest cost on projected benefit obligation                         4.1
Expected return on plan assets                                       (3.1)
Net amortization and deferral                                         1.6
                                                        ---------------------------

Net periodic pension cost                                           $ 4.0
                                                        ===========================

     Total contributions paid to these plans during the first quarter of fiscal 2005 were $1.1 million. We currently expect our fiscal 2005 contribution to be approximately $4.0 million.

Note 7. Stock Repurchase

In June 2004, we repurchased 1.5 million shares of our common stock for $30.0 million upon the settlement of a contract we previously entered into with a financial institution in April 2004.

Note 8. Segment Information

The following table presents information related to our reportable segments:

                                                            Analog
(In Millions)                                               Segment     All Others      Total
                                                         -------------- ------------ -------------
Three months ended August 29, 2004:
   Sales to unaffiliated customers                          $ 468.3      $    79.7         $ 548.0
                                                         ============== ============ =============
  Segment income before income taxes                        $ 142.3     $      6.7         $ 149.0
                                                         ============== ============ =============

Three months ended August 24, 2003:
   Sales to unaffiliated customers                          $ 347.9      $    76.9         $ 424.8
                                                         ============== ============ =============
  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle                                               $   55.9      $   (20.0)       $   35.9
                                                         ============== ============ =============

Note 9.  Contingencies - Legal Proceedings

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

o Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the proposed adjustment through the IRS' administrative process. Our tax returns are audited in the U.S. by state agencies and in international locations by local tax authorities from time to time. We believe we have made adequate tax payments and/or accrued adequate amounts in our consolidated financial statements to cover tax amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in the audits.

o Other Matters

In January  1999,  a class  action  suit was filed  against us and our  chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. Plaintiffs' efforts to certify a medical monitoring class were denied by the court. Discovery in the case is continuing.
     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case. In September 2004, the district court ordered a stay of the case pending the SEC's adoption of the proposed amendments. We intend to continue to contest the case through all available means should the SEC's proposed amendments not resolve the case.
     In April 2002, ZF Micro Solutions, Inc. brought suit against us alleging a number of contract and tort claims related to an agreement we had entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. Trial began in May 2004 and a verdict was rendered in June 2004. The jury found for ZF Micro Solutions on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. The jury found for us on seven other of the plaintiff's claims and also found for us on our cross-claim for breach of contract, awarding us damages of $1.1 million. In response to our post-trial motions challenging the verdicts against us, the court ordered the case to be retried in its entirety. A new trial date of February 22, 2005 has been set by the court. We currently have an accrued liability of $30.0 million that was recorded in fiscal 2004 to cover the total amount of damages the jury awarded to ZF Micro Solutions in the original trial. Although the loss we may ultimately sustain may be higher or lower than the amount we have recorded, this is our best estimate at this time of the loss we may incur. We have not recognized the $1.1 million for damages awarded to us, since we have no assurance of its recoverability.
     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with the proceedings discussed above that exceed amounts already recognized in our consolidated financial statements will be incurred in amounts that would be material to our consolidated financial position or results of operations.

o Contingencies - Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product, intellectual property and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and as a result, we have not recorded any liabilities in our consolidated financial statements.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions and investments in other companies and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC, displays and networks; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in integrating acquisitions and achieving operating improvements with acquisitions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

o Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 50 percent of our semiconductor product sales were made through distributors in the first quarter of fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.
          Service revenues, which are included in net sales, are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement.
          Intellectual property income is not classified as sales. This income is classified as a component of special items in the consolidated statement of operations and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

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

3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

          Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.
          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Reporting units with goodwill include our wireless, displays, power management and data conversion business units, which are operating segments within our Analog reportable segment, and our enterprise networking and device connectivity business units, which are not reportable segments and are included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

o Overview

We began fiscal 2005 with a continued emphasis on our analog product capabilities, particularly in the standard linear segments. The World Semiconductor Trade Statistics (WSTS) defines "standard linear" as amplifiers, data converters, regulators and references (our power management products), and interface. We are continuing to focus our investments on our core analog areas that generate higher gross margins and produce higher returns on invested capital. Consistent with this focus, we announced during the fiscal 2005 first quarter the sale of our imaging business, which was completed in early September 2004. We achieved strong margin and profit performance in the first quarter of fiscal 2005, despite some market uncertainties in the wireless handset and displays areas. As we move through fiscal 2005, we will continue to focus on our gross margin performance relative to the level of sales we achieve. Our research and development investments will continue to be aimed primarily at high value analog growth areas.
     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders), blended-average selling prices, revenue from new products and market share in the standard linear category as defined by WSTS. We generally define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a return on invested capital that consistently exceeds our cost of capital by concentrating on operating income, working capital management, capital expenditures and cash management. Operating income improvements are being driven by gross margin growth and more efficient operating expense ratios.
     During the quarter, we continued our stock repurchase program. In June 2004, we repurchased a total of 1.5 million shares of our common stock for $30.0 million in connection with the $400 million stock repurchase program announced in March 2004. This stock repurchase program is one element of our overall effort to increase our return on invested capital, which we believe improves shareholder value. As of August 29, 2004, there was $227.5 million remaining for future common stock repurchases under this program. The following table and discussion provides an overview of our operating results for the recently completed first quarter:

                                     -----------------------------------------
                                               Three Months Ended
                                     Aug. 29,                   Aug. 24,
         (In Millions)               2004          % Change     2003
                                     ------------- ------------ --------------

          Net sales                      $548.0          29%        $424.8

         Operating income             $   148.4                  $    35.3
         As a % of net sales               27%                         8%

         Net income                   $   117.7                  $    29.7
         As a % of net sales               21%                         7%

     The sales increase in the first quarter of fiscal 2005 over the same quarter in fiscal 2004 is attributable to both higher industry demand and our market share gains in key standard linear markets, particularly for power management products. For the company overall, our unit shipments were up by 21 percent and blended-average selling prices were up by 7 percent in the first quarter of fiscal 2005 from unit shipments and blended-average selling prices in the first quarter of fiscal 2004. The improvement in net income was driven by higher gross margin on higher sales, as well as lower operating expenses.
     Net income for the first quarter of fiscal 2005 includes a $0.3 million net gain from special items. The special items include $1.5 million of net intellectual property income, which was partially offset by a $1.2 million net charge for cost reduction actions primarily related to the imaging business. In late August 2004, we announced the sale of the imaging business, which was completed in September 2004 (See Note 4 to the Condensed Consolidated Financial Statements).
     Net income for the first quarter of fiscal 2004 included a $4.6 million net charge from special items. The special items included a net charge of $12.6 million for cost reduction actions and the exit and sale of the information appliance business completed in August 2003, which was partially offset by $8.0 million of net intellectual property income. Net income for the first quarter of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

o Net Sales

                                        ------------------------------------------
                                                   Three Months Ended
                                        Aug. 29,                    Aug. 24,
         (In Millions)                  2004           % Change     2003
                                        -------------- ------------ --------------

         Analog segment                     $468.3           35%        $347.9
         As a % of net sales                  85%                         82%

         All others                           79.7            4%          76.9
         As a % of net sales                  15%                         18%
                                        --------------              --------------
         Total net sales                    $548.0                      $424.8
                                        ==============              ==============
                                             100%                        100%

The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 30, 2004.
     Our sales growth for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was largely due to the Analog segment. Growth in Analog segment sales was driven by higher consumer demand for products such as wireless handsets and notebook computers, and also because of a general trend towards increased analog semiconductor content in a variety of electronic products. Unit volume was up 21 percent and blended-average selling prices grew by 11 percent in the first quarter of fiscal 2005 over the first quarter of fiscal 2004. Blended-average selling prices were higher reflecting both mix of higher value products as well as actual price improvements, as we have been actively striving to increase our sales of high value, high performance analog products. Within the Analog segment, sales of power management products led the growth in sales with an increase of 52 percent from sales in the first quarter of fiscal 2004. Increased activity in wireless handsets largely drove the sales growth in power management products. Sales of audio, data conversion, application-specific wireless (including radio frequency building blocks) and amplifier products also contributed to sales growth with increases of 48 percent, 39 percent, 18 percent and 14 percent, respectively, in the first quarter of fiscal 2005 over the first quarter of fiscal 2004.

o Gross Margin

                                        -------------------------------------
                                                Three Months Ended
                                        Aug. 29,                 Aug. 24,
         (In Millions)                  2004        % Change     2003
                                        ----------- ------------ ------------

          Net sales                         $548.0        29%        $424.8
          Cost of sales                      246.4        10%         224.4
                                        -----------              ------------

          Gross margin                      $301.6                   $200.4
                                        ===========              ============
           As a % of net sales                55%                      47%

The increase in gross margin for the first quarter of fiscal 2005 compared to the same quarter of fiscal 2004 was driven by a combination of higher factory utilization with improvement in product mix and actual selling prices. As discussed in the Net Sales section above, our product mix has improved through active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Since these analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 85 percent of total net sales in the first quarter of fiscal 2005 from 82 percent of total net sales in the first quarter of fiscal 2004 also positively impacted our gross margins.

o Research and Development

                                        -------------------------------------
                                                Three Months Ended
                                        Aug. 29,    % Change     Aug. 24,
         (In Millions)                  2004                     2003
                                        ----------- ------------ ------------

         Research and
           development                       $85.7        (8%)        $93.2
         As a % of net sales                  16%                      22%

Lower research and development expenses in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 largely reflect reduced spending due to the sale of the information appliance business in August 2003 and the completion in fiscal 2004 of other actions aimed at reducing our research and development expenses as a percentage of sales. At the same time, ongoing research and development spending is heavily focused on our analog products and our underlying analog capabilities. Total company spending through the first quarter of fiscal 2005 for new product development was down 9 percent, and for process and support technology was down 5 percent from the first quarter of fiscal 2004. Although research and development spending is down as a whole and as a percentage of sales, research and development spending for our Analog segment increased as we continue to invest in the development of new analog and mixed-signal technology-based products for wireless handsets, displays, notebook PCs, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o Selling, General and Administrative

                                       --------------------------------------
                                                Three Months Ended
                                       Aug. 29,                  Aug. 24,
         (In Millions)                 2004         % Change     2003
                                       ------------ ------------ ------------

         Selling, general and
           administrative                   $67.8          1%         $67.3
         As a % of net sales                 12%                       16%

The trend in selling, general and administrative expenses for the first quarter of fiscal 2005 compared to the same quarter of last fiscal year reflects our efforts to manage our cost structure in a way that allows sales to rise faster than expenses. Some higher expenses in fiscal 2005 stemming from some incremental corporate activities were mainly offset by the favorable impact from other reduced expenses. As a result, SG&A expenses as a percent of sales declined from 16 percent in the first quarter of fiscal 2004 to 12 percent in the first quarter of fiscal 2005.

o Interest Income, Net

                                                 ----------------------------
                                                     Three Months Ended
                                                 Aug. 29,       Aug. 24,
         (In Millions)                           2004           2003
                                                 -------------- -------------

           Interest income                            $ 3.1          $ 3.2
           Interest expense                            (0.5)          (0.1)
                                                 -------------- -------------
           Interest income, net                       $ 2.6          $ 3.1
                                                 ============== =============

The decrease in interest income, net for the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 was due to an increase in interest expense from higher average interest rates on slightly lower debt balances during the first quarter of fiscal 2005. Interest expense in fiscal 2005 also includes the accretion of interest associated with software license obligations. In addition, we had lower interest income from lower average cash balances in the first quarter of fiscal 2005. Although we generated positive cash flow from operations, our cash balances in the first quarter of fiscal 2005 are lower mainly as a result of the purchase of our common stock in connection with the stock repurchase programs commenced in fiscal 2004.

o Other Expense, Net

                                                 ----------------------------
                                                     Three Months Ended
                                                 Aug. 29,       Aug. 24,
         (In Millions)                           2004           2003
                                                 -------------- -------------
           Share in net losses of equity-
             method investments                       $(1.6)         $(4.8)
           Net gain on investments                      0.1            2.3
           Other                                       (0.5)           -
                                                 -------------- -------------
           Total other expense, net                 $  (2.0)         $(2.5)
                                                 ============== =============

The components of other expense, net are primarily derived from activities related to our investments. The share of net losses in equity-method investments was lower in the first quarter of fiscal 2005 than the first quarter of fiscal 2004 as we now have fewer equity-method investments in nonpublic companies. Net gain on marketable and other investments in the first quarter of fiscal 2005 was from the sale of a marketable investment. Net gain on marketable and other investments in the first quarter of fiscal 2004 was from the sale of shares in a nonpublicly traded company upon its acquisition by a third party.

o Income Tax Expense

We recorded income tax expense of $31.3 million in the first quarter of fiscal 2005 compared to $4.3 million in the first quarter of fiscal 2004 on income before income taxes and cumulative effect of a change in accounting principle. The effective tax rate for the first quarter of fiscal 2005 was approximately 21 percent compared to approximately 12 percent for the first quarter of fiscal 2004. Tax expense for the first quarter fiscal of 2005 consisted primarily of U.S. income tax, net of net operating losses and tax credits, and non-U.S. income taxes. Tax expense for the first quarter of fiscal 2004 consisted primarily of U.S. alternative minimum tax, net of operating loss carryforwards, and non-U.S. income taxes.

o Liquidity and Capital Resources

                                       ------------------------------------
                                                Three Months Ended
                                        Aug. 29,               Aug. 24,
         (In Millions)                  2004                   2003
                                        ------------- -------- -------------

         Net cash provided by
           operating activities            $ 119.6                 $ 26.2

         Net cash used by
           investing activities              (62.6)                (124.9)

         Net cash provided
           by financing activities            23.6                   17.9
                                        -------------          -------------
     Net change in cash and
           cash equivalents                 $ 80.6               $  (80.8)
                                        =============          =============

The primary factors contributing to the changes in cash and cash equivalents in the first quarter of fiscal 2005 and 2004 are described below:
     In the first quarter of fiscal 2005, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization), which substantially offset the negative impact that came from changes in working capital components due primarily to decreases in accounts payable and accrued expenses. The decrease in the allowance for receivables in the first quarter of fiscal 2005 is primarily attributable to a combination of annual payments made related to distributor incentive programs, activity related to a special program that was reinstated with an existing distributor and lower receivables due to the reduced level of sales in the quarter. To a lesser extent, we also generated cash from operating activities in the first quarter of fiscal 2004. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first quarter of fiscal 2004.
     Major uses of cash for investing activities during the first quarter of fiscal 2005 included investment in property, plant and equipment of $55.0 million, primarily for the purchase of machinery and equipment, and funding of a benefit plan in the amount of $4.8 million. Major uses of cash for investing activities for the first quarter of fiscal 2004 included net purchases of available-for-sale securities of $82.8 million and investment in property, plant and equipment of $40.7 million, primarily for the purchase of machinery and equipment.
     The primary source of cash from our financing activities came from the issuance of common stock under employee benefit plans of $25.1 million in the first quarter of fiscal 2005 and $20.6 million in the first quarter of fiscal 2004.
     In March 2004, we announced that our Board of Directors had approved a $400 million stock repurchase program similar to the $400 million stock repurchase program completed in the second quarter of fiscal 2004. The new stock repurchase program is consistent with our current business model which focuses on higher value analog products and, therefore, is less capital intensive than it has been historically. This stock repurchase program is one element of an overall effort to increase our return on invested capital, which we believe improves shareholder value. As of August 29, 2004, there was $227.5 million remaining for future common stock repurchases under this program.
     We foresee continuing cash outlays for plant and equipment in fiscal 2005, with our primary focus on analog capabilities at our existing sites. We currently expect our fiscal 2005 capital expenditure amount to be below the fiscal 2004 amount. Our capital expenditures do not include internal-use software acquired under long-term obligations or equipment acquired for use under operating leases. As discussed in the Outlook section, we are anticipating that revenues will decline 8 to 10 percent sequentially in the second quarter. Consistent with the revenue decrease, we are reducing the level of capital expenditures. Our capital expenditure activity for the remainder of the fiscal year will be dependent upon business conditions. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the capital investments currently planned for in fiscal 2005, as well as the stock repurchase program.
     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would likely cause reductions in our cash equivalents and marketable investments.
     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of August 29, 2004:

                                 Fiscal Year:                                            2010 and
(In Millions)                    2005            2006      2007      2008     2009       thereafter     Total
                                 --------------- --------- --------- -------- ---------- -------------- ------------
Contractual obligations:
Debt obligations                    $   0.2      $    -    $  21.9     $ -     $  -          $  -        $ 22.1
Accrued software license
  obligations                          19.7         10.0       8.2       -        -             -          37.9
Noncancelable
  operating leases                     21.9         24.3      19.3       9.3      6.5           5.5        86.8
Purchase obligations under:
  Fairchild manufacturing
    agreement                           1.5          -         -         -        -             -           1.5
  Other                                 2.4          2.2       0.7       0.3      0.2           -           5.8
                                 --------------- --------- --------- -------- ---------- -------------- ------------
Total                                $ 45.7       $ 36.5    $ 50.1     $ 9.6    $ 6.7         $ 5.5     $ 154.1
                                 =============== ========= ========= ======== ========== ============== ============

Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                        $ 8.8             -         -         -         -            -         $ 8.8
                                 =============== ========= ========= ======== ========== ============== ============

     In addition, as of August 29, 2004, capital purchase commitments were $11.4 million.

o Recently Issued Accounting Pronouncements

In July 2004, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." The Task Force's consensus was that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The Task Force also reached a consensus on the definition of in-substance common stock and related guidance. EITF 02-14 is effective for our fiscal 2005 third quarter ending February 27, 2005. We are currently evaluating the requirements of EITF 02-14 and have not yet determined its impact on our consolidated financial statements.
     In March 2004, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position to delay the requirement to record impairment losses under EITF 03-1. The approved delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. Pending issuance of new guidance we have not yet evaluated the requirements of EITF 03-1 nor determined its impact on our consolidated financial statements.

o Outlook

Although sales levels in the semiconductor industry are higher than they were a year ago, overall economic conditions continue to be difficult to predict. Our business over the summer was affected by slower orders than we originally anticipated, particularly from our distribution channel. The order slowdown was driven by shorter lead times that caused distributors to reduce their backlogs and delay reorder activity. We also saw a slowdown in demand in the Asian handset market. Turns orders, which are orders received with delivery requested in the same quarter, were much lower than we had anticipated even though we assumed a reasonable level of decrease in turns orders compared to the preceding fourth quarter of fiscal 2004. As a result, our opening 13-week backlog entering the second quarter of fiscal 2005 was lower than it was when we began the first quarter of fiscal 2005. While we believe turns orders in the second quarter should improve as companies increase their manufacturing activity for the upcoming holiday season, we expect the amount of turns orders to be modest when compared to historical seasonal trends. Several of our distributors in the Asia and Europe regions have indicated that they plan to reduce their inventory levels during our fiscal 2005 second quarter. Considering all factors, including those discussed above, we expect net sales for the second quarter of fiscal 2005 to decline 8 percent to 10 percent from the level achieved in our fiscal 2005 first quarter. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, actual net sales will decline more. We anticipate our gross margin percentage in the second quarter of fiscal 2005 will be lower than that achieved in the first quarter. In response to the lower demand, we have slowed down our production volumes in order to manage inventory levels. As a result, wafer fabrication utilization in the near term will decline.
     Our fiscal 2005 second quarter operating expenses, consisting of research and development and selling, general and administrative, are expected to be comparable to the fiscal 2005 first quarter levels. This range is consistent with our overall business model and it anticipates slightly higher payroll costs from general salary increases that went into effect around the beginning of the fiscal 2005 second quarter.

o Risk Factors

Conditions inherent in the semiconductor industry cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry. We have experienced in the past and expect to experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

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

If development of new products is delayed or market acceptance is below expectations, future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, notebook PCs, other portable devices and other applications that require analog technology.

We face risks from our international operations. We conduct a substantial portion of our operations outside the United States. Our recent investment in a new assembly and test facility in China that commenced operations in fiscal 2005 has expanded our international operations to now include China where we have not previously conducted manufacturing operations. International operations subject our business to risks associated with many factors beyond our control. These factors include:

-        fluctuations in foreign currency rates;
-        instability of foreign economies;
-        emerging infrastructures in foreign markets;
-        support required abroad for demanding manufacturing requirements;
-        foreign government instability and changes; and
-        U.S. and foreign laws and policies affecting trade and investment.

Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last twelve months, one or more of these factors has had an adverse effect on us in the past and they could adversely affect us in the future. In addition, although we try to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen and the euro.

Investments and Acquisitions. We have made and will continue to consider making strategic business investments and alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability, and support our business model objectives (which include gross margin, operating margin, and return on invested capital objectives). Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

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

Current World Events. The continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. Our operations and activities in the Middle East are fairly limited, but we have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of various pandemic illnesses in Asia over the past few years is also a cause for concern, as our business in Asia could be adversely affected. The spread of any such illnesses beyond Asia could also negatively impact other aspects of our operations. Increases in oil prices, should they continue, may impact our cost structure in the future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the year ended May 30, 2004 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 26 of our Annual Report on Form 10-K for the year ended May 30, 2004 and in
Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in
Item 8 of our 2004 Form 10-K. There have been no material changes in market risk from the information reported in these sections.


ITEM 4.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or mange, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.
     We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-Q and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-Q and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in internal controls.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We currently are a party to various legal proceedings. Except as described below, there have been no material developments in the legal proceedings described in our Form 10-K for the fiscal year ended May 30, 2004. You should refer to the Legal Proceedings section in our 2004 Form 10-K for information on our other existing material legal proceedings.
     In April 2002, ZF Micro Solutions, Inc. brought suit against us in the California Superior Court alleging a number of contract and tort claims related to an agreement we entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. The case began trial in May 2004 and on June 14, 2004, the jury in the case found for ZF Micro Solutions on a claim on intentional misrepresentation, awarding damages of $28.0 million and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. On seven other claims brought by the plaintiff, the jury found for us. The jury also found for us on our breach of contract cross-claim, awarding damages of $1.1 million. In response to our challenges to the verdicts in favor of ZF Micro Solutions in post-trial motions, the court has ordered a new trial on all issues and has set February 22, 2005 as the new trial date. We intend to contest the matter through all available means.
     In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the judge in the case granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the third circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case has completed discovery in the District Court. In June 2004, the Securities and Exchange Commission proposed clarifying amendments to its Section 16(b) rules which we believe would be dispositive of the case. In September 2004, the District Court ordered a stay of the case pending the SECs adoption of the proposed amendments. We intend to continue to contest the case through all available means should the SEC's proposed amendments not resolve the case.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2005:

                                                                          Total Number of        Maximum Dollar
                                                                        Shares Purchased as   Value of Shares that
                                                                         Part of Publicly     may yet be purchased
                                                                        Announced Plans Or     under the Plans or
                             Total Number of     Average Price Paid          Programs             Programs (1)
         Period             Shares Purchased          Per Share
-------------------------- -------------------- ---------------------- ---------------------- ----------------------

Month #1
May 31, 2004 -
  June 30, 2004                 1,475,666              $20.33                1,475,666           $227.5 million
Month #2
July 1, 2004 -
  July 31, 2004 (2)                 -                     -                      -                      -
Month #3
August 1, 2004 -
  August 29, 2004 (2)               -                     -                      -                      -

(1) Purchases during the first quarter were made under a program announced on March 11, 2004. All of the shares were purchased through a privately negotiated transaction with a major financial institution. The total dollar amount approved for the repurchase program is $400 million. There is no expiration date for the program. We do not have any plans to terminate the current plan prior to its completion.

(2)  There were no purchases during the second and third months of the quarter.


ITEM 6. EXHIBITS

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

4.2 Rights Agreement (incorporated by reference from the Exhibits to our Registration Statement on Form 8-A filed August 10, 1988); First Amendment to the Rights Agreement dated as of October 31, 1995 (incorporated by reference from the Exhibits to our Amendment No. 1 to the Registration Statement on Form 8-A filed December 11, 1995); Second Amendment to the Rights Agreement dated as of December 17, 1996 (incorporated by reference from the Exhibits to our Amendment No. 2 to the Registration Statement on Form 8-A filed January 17, 1997); Certificate of Adjusted Purchase Price on Number of Shares dated April 23, 2004 filed by National Semiconductor Corporation with the Rights Agent (incorporated by reference to the Exhibits to our Amendment No. 3 to the Registration Statement on Form 8-A filed April 24, 2004).

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  October 6, 2004                       \s\Robert E. DeBarr
                                             -------------------
                                             Robert E. DeBarr
                                             Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer





                                                                      Exhibit 31

                                  CERTIFICATION


I, Brian L. Halla, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form 10-Q  of  National
     Semiconductor Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: October 6, 2004                      \s\ Brian L. Halla
                                           ------------------
                                           Brian L. Halla
                                           President and Chief Executive Officer





                                                                      Exhibit 31


                                  CERTIFICATION


I, Lewis Chew, certify that:

1.   I  have   reviewed   this   quarterly   report  on  Form 10-Q  of  National
     Semiconductor Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a) All significant deficiencies and material weakness in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: October 6, 2004                      \s\ Lewis Chew
                                           --------------
                                           Lewis Chew
                                           Senior Vice President,
                                           Finance and Chief Financial Officer





                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, President and Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: October 6, 2004                     \s\ Brian L. Halla
                                           ------------------
                                           Brian L. Halla
                                           President and Chief Executive Officer




                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 29, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Dated: October 6, 2004                     \s\ Lewis Chew
                                           --------------
                                           Lewis Chew
                                           Senior Vice President,
                                           Finance and Chief Financial Officer