Form 10-Q
period 2004-11-28
NATIONAL SEMICONDUCTOR CORP
filed 2005-01-06
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934 For the quarterly period ended November 28, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class               Outstanding at November 28, 2004
        -------------------               --------------------------------

Common stock, par value $0.50 per share              355,305,856

NATIONAL SEMICONDUCTOR CORPORATION

INDEX



                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the
 Three Months and Six Months Ended November 28, 2004 and
 November 23, 2003                                                             3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
 for the Three Months and Six Months Ended November 28, 2004 and
 November 23, 2003                                                             4

Condensed Consolidated Balance Sheets (Unaudited) as of
 November 28, 2004 and May 30, 2004                                            5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
 Six Months Ended November 28, 2004 and November 23, 2003                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7-15

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                 16-28

Item 3. Quantitative and Qualitative Disclosures About Market Risk            29

Item 4. Controls and Procedures                                               29

Part II. Other Information

Item 1. Legal Proceedings 30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           31

Item 4. Submission of Matters to a Vote of Security Holders                   32

Item 6. Exhibits                                                              33

Signature                                                                     34

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Millions, except per share amounts)

                                                            Three Months Ended             Six Months Ended
                                                       --------------------------     -------------------------
                                                          Nov. 28,     Nov. 23,         Nov. 28,     Nov. 23,
                                                            2004         2003             2004         2003
                                                       ------------ -------------     ------------ ------------

  Net sales                                               $ 448.9      $ 473.5           $ 996.9      $ 898.3
  Operating costs and expenses:
    Cost of sales                                           221.9        236.5             468.3        460.9
    Research and development                                 82.1         84.3             167.8        177.5
    Selling, general and administrative                      63.9         71.7             131.7        139.0
    Special items - (Income) expense, net                   (19.6)         6.7             (19.9)        11.3
                                                       ------------ -------------     ------------ ------------

  Total operating costs and expenses                        348.3        399.2             747.9        788.7
                                                       ------------ -------------     ------------ ------------

  Operating income                                          100.6         74.3             249.0        109.6
  Interest income, net                                        3.5          2.5               6.1          5.6
  Other expense, net                                         (1.2)        (2.0)             (3.2)        (4.5)
                                                       ------------ -------------     ------------ ------------

  Income before taxes and cumulative
    effect of a change in accounting principle              102.9         74.8             251.9        110.7
  Income tax expense                                         12.9          9.0              44.2         13.3
                                                       ------------ -------------     ------------ ------------

  Income before cumulative effect of a
    change in  accounting principle                          90.0         65.8             207.7         97.4
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million            -            -                 -           (1.9)
                                                       ------------ -------------     ------------ ------------

  Net income                                             $   90.0     $   65.8          $  207.7     $   95.5
                                                       ============ =============     ============ ============

  Earnings per share:
  Income before cumulative effect of a
    change in accounting principle:
       Basic                                             $  0.25      $  0.18           $  0.58      $  0.27
       Diluted                                           $  0.24      $  0.17           $  0.55      $  0.25

  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million:
       Basic                                             $   -        $   -             $   -        $  0.01
       Diluted                                           $   -        $   -             $   -        $  0.01

  Net income:
       Basic                                             $  0.25      $  0.18           $  0.58      $  0.26
       Diluted                                           $  0.24      $  0.17           $  0.55      $  0.25

  Weighted-average shares used to calculate earnings per share:
       Basic                                             356.0        360.2             356.7        364.6
       Diluted                                           374.2        391.0             378.0        387.4


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(In Millions)

                                                             Three Months Ended               Six Months Ended
                                                        ---------------------------    ----------------------------
                                                           Nov. 28,      Nov. 23,         Nov. 28,      Nov. 23,
                                                             2004          2003             2004          2003
                                                        ------------- -------------    ------------- --------------

Net income                                                 $  90.0       $  65.8          $ 207.7       $  95.5

Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on
      available-for-sale securities                           (0.5)          0.8              0.2          (2.3)
    Unrealized gain on cash flow hedges                        -             0.1              -             0.2
                                                        ------------- -------------    ------------- --------------

Comprehensive income                                       $  89.5       $  66.7          $ 207.9       $  93.4
                                                        ============= =============    ============= ==============




See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Millions)

                                                                      Nov. 28,                        May 30,
                                                                        2004                           2004
                                                             ------------------------         ---------------------

   ASSETS
   Current assets:
      Cash and cash equivalents                                       $   751.1                       $   642.9
      Short-term marketable investments                                   139.0                           139.3
      Receivables, less allowances of $26.9 in fiscal 2005
        and $46.7 in fiscal 2004                                          148.3                           198.9
      Inventories                                                         201.2                           200.1
      Other current assets                                                 65.5                            64.6

                                                             ------------------------         ---------------------
      Total current assets                                              1,305.1                         1,245.8

   Net property, plant and equipment                                      677.4                           699.6
   Goodwill                                                               173.3                           173.3
   Deferred tax assets                                                     73.3                            73.3
   Other assets                                                           101.1                            88.4

                                                             ------------------------         ---------------------

   Total assets                                                        $2,330.2                        $2,280.4
                                                             ========================         =====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                             $       -                      $       22.1
      Accounts payable                                                     83.3                           141.0
      Accrued expenses                                                    171.6                           234.8
      Income taxes payable                                                 54.3                            63.4

                                                             ------------------------         ---------------------
      Total current liabilities                                           309.2                           461.3

   Long-term debt                                                          22.1                             -
   Other noncurrent liabilities                                           140.8                           138.6

                                                             ------------------------         ---------------------

      Total liabilities                                                   472.1                           599.9
                                                             ------------------------         ---------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                        177.7                           178.8
      Additional paid-in capital                                        1,008.0                         1,030.1
      Retained earnings                                                   760.6                           560.0
      Accumulated other comprehensive loss                                (88.2)                          (88.4)

                                                             ------------------------         ---------------------

      Total shareholders' equity                                        1,858.1                         1,680.5
                                                             ------------------------         ---------------------

   Total liabilities and shareholders' equity                          $2,330.2                        $2,280.4
                                                             ========================         =====================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Millions)

                                                                                          Six Months Ended
                                                                              --------------------------------------
                                                                                  Nov. 28,               Nov. 23,
                                                                                    2004                   2003
                                                                              ---------------        ---------------
      Cash flows from operating activities:
      Net income                                                                   $  207.7                $  95.5
      Adjustments to reconcile net income with net cash
        provided by operating activities:
         Cumulative effect of a change in accounting principle                          -                      1.9
         Depreciation, amortization, and accretion                                     98.4                  107.3
         Gain on investments                                                           (0.6)                  (3.0)
         Share in net losses of equity-method investments                               3.3                    7.7
         Tax benefit associated with stock options                                      3.9                    -
         Loss on disposal of equipment                                                  0.7                    2.2
         Noncash special items                                                        (18.3)                   4.5
         Other, net                                                                     0.4                    2.4
         Changes in certain assets and liabilities, net:
            Receivables, net                                                           52.3                  (21.4)
            Inventories                                                                (1.2)                 (29.7)
            Other current assets                                                       (1.4)                  (6.3)
            Accounts payable and accrued expenses                                    (106.2)                 (14.6)
            Income taxes payable                                                       (9.1)                   5.0
            Other noncurrent liabilities                                                2.2                   11.1
                                                                              ---------------        ---------------

      Net cash provided by operating activities                                       232.1                 162.6
                                                                              ---------------        ---------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                                       (73.5)                 (86.1)
      Sale and maturity of available-for-sale securities                                -                    314.0
      Purchase of available-for-sale securities                                         -                   (386.7)
      Sale of investments                                                               0.6                    7.2
      Sale of business                                                                 10.0                    -
      Investment in nonpublicly traded companies                                       (0.3)                  (1.7)
      Security deposits on leased equipment                                           (12.9)                   -
      Funding of benefit plan                                                          (6.6)                  (4.5)
      Other, net                                                                        -                      1.1
                                                                              ---------------        ---------------

      Net cash used by investing activities                                           (82.7)               (156.7)
                                                                              ---------------        ---------------

      Cash flows from financing activities:
      Repayment of debt                                                                 -                    (1.8)
      Payments on software license obligations                                        (12.2)                (12.9)
      Issuance of common stock                                                         45.9                 120.1
      Purchase and retirement of treasury stock                                       (74.9)               (400.0)
                                                                              ---------------        ---------------

      Net cash used by financing activities                                           (41.2)               (294.6)
                                                                              ---------------        ---------------

      Net change in cash and cash equivalents                                         108.2                (288.7)
      Cash and cash equivalents at beginning of period                                642.9                 802.2
                                                                              ---------------        ---------------

      Cash and cash equivalents at end of period                                    $ 751.1               $ 513.5
                                                                              ===============        ===============

See accompanying Notes to Condensed Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in the opinion of management, contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 30, 2004.

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                           Three Months Ended               Six Months Ended
                                                        ------------------------        -----------------------
                                                           Nov. 28,    Nov. 23,           Nov. 28,    Nov. 23,
(In Millions)                                                2004        2003               2004        2003
                                                        ------------ -----------        ----------- -----------

Numerator:
  Income before cumulative effect of a
   change in accounting principle                       $   90.0      $  65.8           $  207.7    $   97.4
                                                        ============ ===========        =========== ===========

  Net income                                            $   90.0      $  65.8           $  207.7    $   95.5
                                                        ============ ===========        =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                       356.0        360.2              356.7       364.6

  Effect of dilutive securities:
   Stock options                                            18.2         30.8               21.3        22.8
                                                        ------------ -----------        ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                               374.2        391.0              378.0       387.4
                                                        ============ ===========        =========== ===========

     For  the  second  quarter  of  fiscal  2005,  we did  not  include  options outstanding to purchase 36.3 million shares of common stock with a weighted-average exercise price of $21.86 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2005, we did not include options outstanding to purchase 33.5 million shares of common stock with a weighted-average exercise price of $22.24 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period. However, these shares could potentially dilute basic earnings per share in the future.

     For  the  second  quarter  of  fiscal  2004,  we did  not  include  options outstanding to purchase 13.6 million shares of common stock with a weighted-average exercise price of $29.16 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2004, we did not include options outstanding to purchase 30.4 million shares of common stock with a weighted-average exercise price of $22.49 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period. However, these shares could potentially dilute basic earnings per share in the future.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2005 was $9.75 and $11.78 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2004 was $11.26 and $7.58 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $6.26 and $5.95 per share for the second quarter and first six months of fiscal 2005, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $2.37 and $2.24 per share for the second quarter and first six months of fiscal 2004, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that uses the following weighted-average assumptions:

                                                          Three Months Ended                Six Months Ended
                                                    -----------------------------    ----------------------------
                                                        Nov. 28,      Nov. 23,          Nov. 28,      Nov. 23,
                                                          2004          2003              2004          2003
                                                    -------------- --------------    ------------- --------------

Stock Option Plans
     Expected life (in years)                               5.5            5.4               5.2           5.1
     Expected volatility                                   71%            75%               72%           76%
     Risk-free interest rate                               3.6%            3.3%              3.4%          3.3%
       Dividend yield                                       0.5%           -                 0.5%          -

Stock Purchase Plans
     Expected life (in years)                               0.4            0.3               0.5           0.3
     Expected volatility                                   49%            48%               46%           50%
     Risk-free interest rate                                1.3%           0.9%              1.1%          0.9%
       Dividend yield                                       0.5%           -                 0.5%          -

     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                          Three Months Ended                Six Months Ended
                                                    -----------------------------    -----------------------------
                                                        Nov. 28,       Nov. 23,         Nov. 28,       Nov. 23,
(In Millions,  Except Per Share Amounts)                  2004           2003             2004           2003
                                                    -------------- --------------    ------------- ---------------

Net income - as reported                                $  90.0        $  65.8           $ 207.7       $  95.5
Add back:  Stock compensation charge included    in
   net income determined under the intrinsic value
   method,  net of tax                                      0.6            0.6               1.2           1.2
Deduct:  Total stock-based employee compensation
   expense determined under the fair value method,
   net of tax                                             (32.5)         (38.0)            (58.3)        (83.2)
                                                    -------------- --------------    ------------- ---------------
Net income - pro forma                                  $  58.1        $  28.4           $ 150.6       $  13.5
                                                    ============== ==============    ============= ===============

Basic earnings per share - as reported                  $  0.25        $  0.18          $   0.58       $  0.26
Basic earnings per share - pro forma                    $  0.16        $  0.08          $   0.42       $  0.04
Diluted earnings per share - as reported                $  0.24        $  0.17          $   0.55       $  0.25
Diluted earnings per share - pro forma                  $  0.16        $  0.07          $   0.40       $  0.03

Reclassifications:

Certain amounts reported in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation. Net operating results have not been affected by the reclassification.

Note 2.  Consolidated Financial Statement Details

Balance sheets:

                                                                  Nov. 28,                      May 30,
  (In Millions)                                                     2004                          2004
                                                       ----------------------------- ----------------------------

  Inventories:
    Raw materials                                              $    17.0                    $   13.9
    Work in process                                                121.7                       122.6
    Finished goods                                                  62.5                        63.6
                                                       ----------------------------- ----------------------------

  Total inventories                                            $   201.2                     $ 200.1
                                                       ============================= ============================

Statements of operations

                                                              Three Months Ended             Six Months Ended
                                                         ---------------------------    -------------------------
                                                             Nov. 28,     Nov. 23,        Nov. 28,     Nov. 23,
                                                               2004         2003            2004         2003
  (In Millions)                                          -------------- ------------    ------------ ------------
  Special items - (Income) expense
    Release of litigation accrual                           $ (10.0)       $   -           $ (10.0)     $   -
    Sale of business                                           (8.8)           -              (8.8)         -
    Net intellectual property income                           (0.8)           -              (2.3)        (7.3)
    Cost reduction charges                                      -              6.7             1.2         18.6
                                                         -------------- ------------    ------------ ------------
    Total special items - (Income) expense, net             $ (19.6)       $  6.7          $ (19.9)     $ 11.3
                                                         ============== ============    ============ ============

  Interest income, net
    Interest income                                         $   3.8        $   2.7         $   6.9      $   5.9
    Interest expense                                           (0.3)          (0.2)           (0.8)        (0.3)
                                                         -------------- ------------    ------------ ------------
    Interest income, net                                    $   3.5        $   2.5         $   6.1      $   5.6
                                                         ============== ============    ============ ============

  Other expense, net
   Net gain on investments                                  $   0.5        $   0.7         $   0.6      $   3.0
    Share in net losses of equity-method
      investments                                              (1.7)          (2.9)           (3.3)        (7.7)
    Other                                                       -              0.2            (0.5)         0.2
                                                         -------------- ------------    ------------ ------------
    Total other expense, net                                $  (1.2)       $  (2.0)        $  (3.2)     $  (4.5)
                                                         ============== ============    ============ ============

Note 3.  Consolidated Statement of Cash Flows Information

                                                                                  Six Months Ended
                                                                     -----------------------------------------
                                                                            Nov. 28,             Nov. 23,
(In Millions)                                                                 2004                 2003
                                                                     --------------------- -------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest                                                              $    0.8               $    0.3
     Income taxes                                                          $   51.5               $   10.0

Supplemental Schedule of Non-cash Investing and Financing Activities:

Issuance of stock for employee benefit plans                                    -                 $    0.9
Issuance of common stock to directors                                      $    0.4               $    0.4
Unearned compensation relating to restricted stock issuance                $    0.6               $    1.9
Restricted stock cancellation                                              $    0.7               $    0.8
Change in unrealized gain on cash flow hedges                                   -                 $    0.2
Change in unrealized (gain) loss on available-for-sale securities          $    0.2               $   (2.3)
Acquisition of software license under long-term contracts                       -                 $   11.0
Repurchase of common stock upon settlement of an advance
   repurchase contract                                                     $   30.0                    -
Dividends declared but not yet paid                                        $    7.1                    -


Note 4. Cost Reduction Programs and Restructuring of Operations

During the second quarter of fiscal 2005, we recorded a gain of $8.8 million upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business to Eastman Kodak Company in September 2004. The carrying value of the assets sold was $0.9 million. As part of the transaction, Kodak also hired 47 former National employees. The divestiture of this business is consistent with our ongoing effort to focus on our core analog areas that generate higher gross margins and produce higher returns on invested capital. Since an intangible asset and certain employees that directly supported the imaging business were not included in the sale, we incurred cost reduction charges for severance for those employees and for the impairment of the asset at the time we announced the sale of the imaging business in late August 2004. Operating results for the first six months of fiscal 2005 include a $1.2 million charge to special items for the imaging severance and impairment loss as well as severance charges related to other cost reduction actions in the first quarter. There were no cost reduction charges recorded in the second quarter of fiscal 2005. Further detail related to cost reduction charges is presented in the following table:

                                       Analog
(In Millions)                          Segment       All Others    Total
                                       ------------------------------------------
Six months ended November 28, 2004:
   Severance costs                           $ 0.3         $ 0.4         $ 0.7
   Asset write-off                             0.5           -             0.5
                                       ------------- ------------- --------------
   Total cost reduction charges              $ 0.8         $ 0.4         $ 1.2
                                       ============= ============= ==============

     Noncash charges of $0.5 million included in the above table relate to the write-off of the intangible asset that was a part of the imaging business. In connection with the sale transaction, we also entered into separate agreements with Kodak where we will manufacture product for them at prices specified by the terms of the agreement, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. These agreements are effective for one year unless terminated earlier as permitted under their terms.

     The following table provides a summary of the activities for the six months ended November 28, 2004 related to our cost reduction and restructuring actions that are included in accrued liabilities:

                        Fiscal 2005 Cost        Cost Reduction Actions in
                        Reduction Actions       Prior Years
                        ---------------------   ------------------------
                                     Other                     Other
                                     Exit                      Exit
(In Millions)           Severance    Costs      Severance      Costs        Total
                        ------------ --------   -------------- ---------    ------------
Balance at
  May 30, 2004             $  -      $  -           $ 3.4      $  7.5           $ 10.9
Cost reduction
  charges                    0.7        -             -           -                0.7
Cash payments               (0.3)       -            (2.0)       (1.2)            (3.5)
                        ------------ --------   -------------- ---------    ------------
Balance at
  November 28,
  2004                     $ 0.4     $  -           $ 1.4      $  6.3           $  8.1
                        ============ ========   ============== =========    ============

     During the first six months of fiscal 2005 we paid severance to 37 employees in connection with workforce reductions related to actions that occurred in fiscal 2005 and 2004. Amounts paid for other exit-related costs during the first six months of fiscal 2005 were primarily for payments under lease obligations associated with actions taken in prior years.

Note 5. Long term Debt

On August 25, 2004, we amended an existing credit agreement with a bank to extend the due date of our unsecured promissory note denominated in Japanese yen ($21.9 million at November 28, 2004). Under the terms of the amended agreement, the promissory note will become due in August 2007 and bears interest based on
1.375 percent over the 3-month Japanese LIBOR rate and is reset quarterly. We are also required to comply with the covenants set forth under our multicurrency credit agreement, which was renewed on October 20, 2004.

Note 6. Defined Benefit Pension Plans

Net periodic pension costs for fiscal 2005 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:


                                                              Three Months Ended             Six Months Ended
                                                         ---------------------------    -------------------------
                                                             Nov. 28,     Nov. 23,        Nov. 28,     Nov. 23,
  (In Millions)                                                2004         2003            2004         2003
                                                         -------------- ------------    ------------ ------------

  Service cost of benefits earned during the period         $   1.5        $   1.3         $   3.0      $   2.7
  Plan participant contributions                               (0.4)          (0.2)           (0.7)        (0.4)
  Interest cost on projected benefit obligation                 3.3            2.6             6.4          5.4
  Expected return on plan assets                               (2.5)          (1.4)           (4.9)        (2.9)
  Net amortization and deferral                                 1.3            1.3             2.5          2.7
                                                         -------------- ------------    ------------ ------------
  Net periodic pension cost                                 $   3.2        $   3.6         $   6.3      $   7.5
                                                         ============== ============    ============ ============

     Total contributions paid to these plans during fiscal 2005 were $0.9 million in the second quarter and $1.7 million in the first six months. We currently expect our fiscal 2005 contribution to be at least $4.0 million.

Note 7. Shareholder's Equity

o  Dividends

In October 2004, our Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend was payable on January 5, 2005 to all shareholders of record at the close of business on December 15, 2004. Included in accrued expenses as of November 28, 2004 are dividends payable of $7.1 million.

o  Stock Repurchase Program

We have a $400 million stock repurchase program which we continued into the second quarter of fiscal 2005. In June 2004, we repurchased 1.5 million shares of our common stock for $30.0 million upon the settlement of an advance repurchase contract we entered into with a financial institution in April 2004. We also repurchased another 4.9 million shares of our common stock in the open market for $74.9 million during September and October 2004. As of November 23, 2004, we had $152.6 million remaining for future common stock repurchases under this program.

Note 8.  Segment Information

The following table presents information related to our reportable segments:


                                                         Analog
(In Millions)                                            Segment        All Others   Total
                                                         -------------- ------------ -------------

Three months ended November 28, 2004:
   Sales to unaffiliated customers                         $  379.2      $    69.7       $   448.9
                                                         ============== ============ =============

  Segment income before income taxes                       $   75.8      $    27.1       $   102.9
                                                         ============== ============ =============

Three months ended November 23, 2003:
   Sales to unaffiliated customers                         $  400.1      $    73.4       $   473.5
                                                         ============== ============ =============

  Segment income (loss) before income taxes                $   82.1      $    (7.3)      $    74.8
                                                         ============== ============ =============

Six months ended November 28, 2004:
   Sales to unaffiliated customers                         $  847.5      $   149.4       $   996.9
                                                         ============== ============ =============

  Segment income before income taxes                       $  217.3      $    34.6       $   251.9
                                                         ============== ============ =============

Six months ended November 23, 2003:
   Sales to unaffiliated customers                          $ 748.0       $  150.3         $ 898.3
                                                         ============== ============ =============

  Segment income (loss) before income taxes and
   cumulative effect of a change in accounting
   principle                                                $ 133.0      $   (22.3)        $ 110.7
                                                         ============== ============ =============

Note 9. Income Taxes

On October 22, 2004 the American Jobs Creation Act (AJCA) was signed into law. The AJCA provides for a deduction of 85% of certain non-U.S. earnings that are repatriated, as defined in the AJCA. We may elect to apply this provision to qualifying earnings repatriations in either fiscal 2005 or 2006. We have started an evaluation of the effects of the repatriation provision; however, we do not expect to complete this evaluation until after Congress and the U.S. Treasury Department provide additional clarifying language on key elements of the provision. We expect to complete our evaluation within a reasonable period of time following the publication of the additional clarifying language. The range of possible amounts that we are considering for repatriation under this provision is between zero and $500 million. The potential range of related income tax that may be incurred as a result of the repatriation is between zero and $45 million.

Note 10. Contingencies - Legal Proceedings

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

     As part of our disposition of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of certain Fairchild plants while Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and we remain responsible for costs and expenses incurred by Fairchild in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

o  Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS' administrative process. Our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities from time to time. During the quarter, we resolved a tax audit at one of our international locations, which resulted in a $4.2 million reduction of income tax expense in the second quarter of fiscal 2005. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover tax amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in the audits.

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

     In April 2002, ZF Micro Solutions, Inc. brought suit against us alleging a number of contract and tort claims related to an agreement we had entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. Trial began in May 2004 and a verdict was rendered in June 2004. The jury found for ZF Micro Solutions, Inc. on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. The jury found for us on seven other of the plaintiff's claims and also found for us on our cross-claim for breach of contract, awarding us damages of $1.1 million. In response to our post-trial motions challenging the verdicts against us, the court ordered the case to be retried in its entirety. A new trial date of

February 22, 2005 was set by the court. Subsequently, a settlement conference was held on December 16, 2004 and the case was settled. We have agreed to pay the plaintiff the sum of $20.0 million, which has been paid into an escrow account. In addition, we have agreed to grant the plaintiff a royalty free license for the manufacture and sale of the custom device at issue in the case. All claims will be released by the parties and the case dismissed once the settlement documents have been completed and the settlement funds released to the plaintiff. We originally recorded a loss accrual of $30.0 million in fiscal 2004 representing our best estimate at that time of the loss we could incur. As a result of this settlement, we have recorded a credit of $10.0 million included in special items for the second quarter of fiscal 2005 to adjust the loss accrual to equal the settlement amount that has been agreed upon.

     In addition to the foregoing, we are a party to other suits and claims that arise in the normal course of business. Based on current information, we do not believe that it is probable that losses associated with any legal matters, including the proceedings discussed above, that exceed amounts already recognized in our consolidated financial statements will be incurred in amounts that would be material to our consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions and investments in other companies and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC, displays and networks; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in integrating acquisitions and achieving operating improvements with acquisitions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control and reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2004.

o  Critical Accounting Policies and Estimates
   ------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

     1.   Revenue Recognition

          We recognize revenue from the sale of semiconductor products upon shipment, provided title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 46 percent of our semiconductor product sales were made through distributors in the first six months of fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resales, scrap allowances and volume incentives. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

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

     3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

          We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

          o    Significant decrease in the market value of an asset
          o Significant changes in the extent or manner for which the asset is being used or in its physical condition
          o A significant change, delay or departure in our business strategy related to the asset
          o Significant negative changes in the business climate, industry on economic conditions
          o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

               Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation.

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

     4.   Deferred Income Taxes

          We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based on those future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded.

o  Overview
   --------

We have progressed through fiscal 2005 with a continued emphasis on our analog product capabilities, particularly in the standard linear segments. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. We are continuing to focus our investments on our core analog areas that generate higher gross margins and produce higher returns on invested capital. Consistent with this focus, we completed the sale of our imaging business in September 2004. We achieved higher gross margins and profits in the first two quarters of fiscal 2005 over the same periods last year, despite some market weakness in the wireless handset and displays areas. This improved performance reflects our shift toward a richer analog product mix, combined with ongoing cost controls. As we move through fiscal 2005, we expect to continue to focus on our gross margin performance relative to the level of sales we achieve. We intend research and development investments to continue to be aimed primarily at high value analog growth areas.

     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders), blended-average selling prices, sales of new products and market share in the standard linear category as defined by WSTS. We generally define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a return on invested capital that consistently exceeds our cost of capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets less goodwill and non-interest bearing liabilities.

     We continued our stock repurchase program during the second quarter of fiscal 2005. So far in fiscal 2005 in connection with the $400 million stock repurchase program announced in March 2004, we have repurchased a total of 6.4 million shares of our common stock for $104.9 million, of which 1.5 million shares were repurchased for $30.0 million in June 2004 upon the settlement of an advance repurchase contract entered into with a financial institution in April 2004. We repurchased another 4.9 million shares of our common stock in the open market for $74.9 million during September and October 2004. This stock repurchase program is one element of our overall effort to increase our return on invested capital, which we believe improves shareholder value. As of November 28, 2004, there was $152.6 million remaining for future common stock repurchases under this program. In October 2004, we announced that our Board of Directors had declared a cash dividend of $0.02 per outstanding share of common stock. The dividend was payable on January 5, 2005 to shareholders of record at the close of business on December 15, 2004.

     The following table and discussion provides an overview of our operating results for the current fiscal year and recently completed second quarter:

                           -------------------------------------    -----------------------------------------
                                     Three Months Ended                          Six Months Ended
                             Nov. 28,                 Nov. 23,        Nov. 28,                      Nov. 23,
                               2004      % Change       2003            2004         % Change         2003
                           ---------- -------------- -----------    ------------- --------------- -----------

   Sales                     $  448.9       (5%)        $ 473.5        $ 996.9          11%          $ 898.3
  Operating
    income                   $  100.6                   $  74.3        $ 249.0                       $ 109.6
                           ----------                -----------    -------------                 -----------
  As a % of sales                22%                       16%            25%                           12%

  Net income                 $   90.0                   $  65.8        $ 207.7                       $ 95.5
                           ==========                ===========    =============                 ===========
  As a % of sales                20%                       14%            21%                           11%

     Sales for the first half of fiscal 2005 were higher than sales for the first half of fiscal 2004 due to overall higher industry demand and our market share gains in key standard linear markets, particularly for power management products. Nevertheless, we have seen distributors and customers reduce inventory levels and end demand not growing as rapidly as it was in the first half of calendar year 2004. As a result, we experienced a drop in sales both sequentially and year-over-year in the second quarter of fiscal 2005 as our distributors and certain OEM customers reduced their inventory levels and adjusted their backlogs as the post-holiday period approaches. Sales in the second quarter of fiscal 2005 were down from sales in the second quarter of fiscal 2004. For the company overall, our unit shipments were up slightly in the first six months of fiscal 2005 over the first six months for fiscal 2004, but were down 15 percent when comparing quarter-to-quarter. However, our blended-average selling prices were up in fiscal 2005 by approximately 12 percent in the second quarter and approximately 10 percent in the first six months over the corresponding periods of fiscal 2004. This blended-average is affected by product mix as well as actual changes in product prices. The improvement in net income was driven by these higher blended-average selling prices, higher gross margin and lower operating expenses.

     Net income for fiscal 2005 includes credits from special items of $19.6 million in the second quarter and $19.9 million in total for the first half. In September, we completed the sale of the imaging business, which had been announced in late August 2004 (See Note 4 to the Condensed Consolidated Financial Statements). Special items for the second quarter include a gain of $8.8 million from the sale of assets associated with the imaging business and $0.8 million of net intellectual property income. Special items for the second quarter also include a credit of $10.0 million to adjust the loss accrual related to the ZF Micro Solutions, Inc. litigation that was settled in December 2004 (See Note 10 to the Condensed Consolidated Financial Statements). Special items for the first six months of fiscal 2005 include an additional $0.3 million, comprised of $1.5 million of net intellectual property income, offset by a $1.2 million charge for cost reduction actions.

     Net income for the second quarter of fiscal 2004 included a $6.7 million charge from special items, comprised of a charge of $6.0 million for cost reduction actions and $0.7 million for an intellectual property settlement. Special items for the first six months of fiscal 2004 included an additional $12.6 million for charges connected with cost reduction actions and the impact of the exit and sale of the information appliance business completed in August 2003, which were partially offset by $8.0 million of net intellectual property income. Net income for the first six months of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

o  Sales
   -----

                             --------------------------------------    --------------------------------------
                                        Three Months Ended                         Six Months Ended
                               Nov. 28,                  Nov. 23,        Nov. 28,                  Nov. 23,
                                 2004       % Change       2003            2004       % Change       2003
                             ---------- -------------- ------------    ------------ ------------ ------------
  Analog                        $ 379.2       (5%)        $ 400.1         $ 847.5         13%       $ 748.0
  As a % of sales                  84%                       84%             85%                       83%

  All others                       69.7       (5%)           73.4           149.4         (1%)        150.3
                             ----------                ------------    ------------              ------------
  As a % of sales                  16%                       16%             15%                       17%

  Total sales                   $ 448.9                   $ 473.5         $ 996.9                   $ 898.3
                             ==========                ============    ============              ============
                                  100%                      100%            100%                      100%

     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 30, 2004.

     The trend we have seen in sales for the company overall in the second quarter and first six months of fiscal 2005 was primarily attributable to the Analog segment, which represents 85 percent of our total sales through the first half of fiscal 2005. Analog segment sales for the first half of fiscal 2005 remained higher than sales for first half of fiscal 2004, driven by higher consumer demand for products such as wireless handsets and notebook computers, and a general trend towards increased analog semiconductor content in a variety of electronic products. However, efforts by distributors and customers to reduce inventories combined with lower than expected demand patterns caused sales in the second quarter to decrease from the level in the corresponding quarter of fiscal 2004. In connection with these inventory adjustments, demand for our analog products was weak in the Asian wireless handset market and flat-panel displays market. Distributors and OEM customers also adjusted their backlog as they approached the post-holiday period. Analog unit shipments were up slightly in the first six months of fiscal 2005 over the first six months of fiscal 2004, but declined by 16 percent in the second quarter of fiscal 2005 from the second quarter of fiscal 2004. Blended-average analog selling prices were up by 12 percent in the second quarter and first six months of fiscal 2005 over the same fiscal 2004 periods, reflecting both a mix of higher value products as well as some actual price improvements, as we have been striving to increase our sales of high value, high performance analog products. Within the Analog segment, sales of product by the power management business unit continued to grow with increases of 8 percent in the second quarter and 28 percent in the first six months over the same periods of fiscal 2004. Increased activity in wireless handsets largely drove the sales growth in power management products. Sales of product by the audio amplifier business unit also grew in the same periods over sales in fiscal 2004 by 4 percent in the second quarter and 22 percent in the first six months. Sales of products by the data conversion, application-specific wireless (including radio frequency building blocks) and non-audio amplifier business units all declined in the second quarter of fiscal 2005 from the corresponding quarter of fiscal 2004 by 6 percent, 24 percent and 14 percent, respectively. In the first six months of fiscal 2005, sales of products by the data conversion business unit increased 16 percent and the wireless business unit increased 11 percent over sales in the corresponding period of fiscal 2004. Sales of products by the non-audio amplifier business unit for the first half of fiscal 2005 remained flat with last year.

o  Gross Margin
   ------------

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                         Six Months Ended
                             Nov. 28,                  Nov. 23,       Nov. 28,                   Nov. 23,
                               2004       % Change       2003           2004      % Change         2003
                           ---------- -------------- ----------     ----------- -------------- -----------

   Sales                      $ 448.9       (5%)        $ 473.5        $ 996.9        11%         $ 898.3
   Cost of sales                221.9       (6%)          236.5          468.3         2%           460.9
                           ----------                ----------     -----------                -----------

   Gross margin               $ 227.0                   $ 237.0        $ 528.6                    $ 437.4
                           ==========                ==========     ===========                ===========
    As a % of sales              51%                       50%            53%                        49%

The increase in the gross margin percentage for the second quarter and first six months of fiscal 2005 compared to the same periods of fiscal 2004 was mainly driven by improvement in product mix and actual selling prices. In an effort to reduce some manufacturing costs to mitigate the unfavorable impact from lower factory utilization, which declined significantly in the second fiscal quarter, we scheduled mandatory factory shutdowns. Wafer fabrication capacity utilization during the first six months of fiscal 2005 was 79 percent, based on wafer starts, compared to 90 percent for the first six months of fiscal 2004. As discussed in the Sales section above, our product mix has improved through active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Since these analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 85 percent of total net sales in the first half of fiscal 2005 from 83 percent of total net sales in the first half of fiscal 2004 also positively impacted gross margin.

o  Research and Development

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                         Six Months Ended
                             Nov. 28,                  Nov. 23,       Nov. 28,                   Nov. 23,
                               2004       % Change       2003           2004       % Change        2003
                           ---------- -------------- ----------     ----------- -------------- -----------

  Research and
    development                $ 82.1       (3%)         $ 84.3        $ 167.8        (5%)        $ 177.5
  As a % of sales                18%                       18%            17%                        20%

Lower research and development expenses in the second quarter and first six months of fiscal 2005 compared to the same periods of fiscal 2004 largely reflect reduced spending that is the result of our sale and exit of the information appliance business in August 2003 and the completion in fiscal 2004 of other actions aimed at reducing our research and development expenses as a percentage of sales. R&D expenses in the second quarter of fiscal 2005 also reflect reductions due to the sale of the imaging business. At the same time, ongoing research and development spending is heavily focused on our analog products and our underlying analog capabilities. Total company spending through the first half of fiscal 2005 for new product development was down 6 percent, and for process and support technology was down 2 percent from the first half of fiscal 2004. Although research and development spending is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased as we continue to invest in the development of new analog and mixed-signal technology-based products for wireless handsets, displays, notebook PCs, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o  Selling, General and Administrative
   -----------------------------------

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                         Six Months Ended
                             Nov. 28,                  Nov. 23,       Nov. 28,                   Nov. 23,
                               2004       % Change       2003           2004       % Change        2003
                           ---------- -------------- ----------     ----------- -------------- -----------
   Selling, general and
    administrative             $ 63.9      (11%)         $ 71.7        $ 131.7        (5%)        $ 139.0
  As a % of sales                14%                       15%            13%                        15%

The reductions in selling, general and administrative expenses for the second quarter and first six months of fiscal 2005 compared to the same periods of last fiscal year reflect our efforts to manage our cost structure. We also continue to focus on reducing expenses through the implementation and maintenance of discretionary cost control programs in recognition of the current unsettled business environment.

o  Interest Income and Interest Expense
   ------------------------------------

                                                    --------------------------       -------------------------
                                                         Three Months Ended               Six Months Ended
                                                      Nov. 28,      Nov. 23,            Nov. 28,    Nov. 23,
                                                        2004          2003                2004        2003
                                                    ------------- ------------       ------------ ------------
  Interest income                                        $ 3.8         $ 2.7              $ 6.9        $ 5.9
  Interest expense                                        (0.3)         (0.2)              (0.8)        (0.3)
                                                    ------------- ------------       ------------ ------------
  Interest income, net                                   $ 3.5         $ 2.5              $ 6.1        $ 5.6
                                                    ============= ============       ============ ============

The increase in interest income, net, for the second quarter and first six months of fiscal 2005 compared to the same periods of fiscal 2004 was due to an increase in interest income from higher average cash balances and higher interest rates over the same periods. Interest expense in fiscal 2005 also includes the accretion of interest associated with software license obligations.

o  Other Income (Expense), Net
   ---------------------------

                                                    --------------------------       -------------------------
                                                         Three Months Ended               Six Months Ended
                                                       Nov. 28,     Nov. 23,           Nov. 28,     Nov. 23,
                                                         2004         2003               2004         2003
                                                    ------------- ------------       ------------ ------------

  Net gain (loss) on investments                        $  0.5        $  0.7             $  0.6       $  3.0
  Share in net losses of equity-method
    investments                                           (1.7)         (2.9)              (3.3)        (7.7)
  Other                                                    -             0.2               (0.5)         0.2
                                                    ------------- ------------       ------------ ------------
  Total other income (expense), net                     $ (1.2)       $ (2.0)            $ (3.2)      $ (4.5)
                                                    ============= ============       ============ ============

The components of other expense, net are primarily derived from activities related to our investments. The share of net losses in equity-method investments was lower in the second quarter and first six months of fiscal 2005 than the corresponding fiscal 2004 periods as we now hold fewer equity-method investments in nonpublic companies. Net gain on investments in the second quarter of fiscal 2005 relates to the sale of shares in a nonpublicly traded company and for the first six months of fiscal 2005 includes the sale of a marketable investment. The net gain on investments in the second quarter and first six months of fiscal 2004 is from the sale of shares in nonpublicly traded companies.

o  Income Tax Expense
   ------------------

We recorded income tax expense of $12.9 million in the second quarter of fiscal 2005 compared to $9.0 million in the second quarter of fiscal 2004 and $44.2 million in the first 6 months of fiscal 2005 compared to $13.3 million in the first 6 months of fiscal 2004 on income before income taxes and cumulative effect of a change in accounting principle. The effective tax rate for the second quarter of fiscal 2005 is approximately 13 percent compared to approximately 12 percent for the second quarter of fiscal 2004. The fiscal 2005 tax expense consists primarily of U.S. alternative minimum tax, net of tax credit carryforwards, and non-U.S. income taxes. The fiscal 2005 tax expense also includes a benefit of $4.2 million recorded in the second quarter from the resolution of a contingency reached in the second quarter related to a foreign tax matter and a $1.8 million tax expense on the gain from sale of a business. The fiscal 2004 tax expense consisted primarily of U.S. alternative minimum tax, net of operating loss and credit carryforwards, and non-U.S. income taxes.

o  Liquidity and Capital Resources
   -------------------------------

                                 ------------------------------------
                                            Six Months Ended
                                   Nov. 28,                 Nov. 23,
                                     2004                     2003
                                 ---------- ------------ ------------
Net cash provided by
  operating activities            $ 232.1                   $ 162.6

Net cash used by
  investing activities               (82.7)                  (156.7)

Net cash used by
  financing activities               (41.2)                  (294.6)
                                 ----------              ------------

Net change in cash
  and cash equivalents             $ 108.2                  $(288.7)
                                 ==========              ============

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2005 and 2004 are described below:

     The improvement in net income has been the primary contributor to the increase in cash generated from operating activities in fiscal 2005. In the first six months of fiscal 2005, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization), which substantially offset the negative impact that came from changes in working capital components, primarily from decreases in accounts payable and accrued expenses. The decrease in the allowance for receivables in the first six months of fiscal 2005 is attributable to activity under distributor incentive programs and lower receivables from the reduced level of sales in the period. We also generated cash from operating activities in the first six months of fiscal 2004. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first six months of fiscal 2004.

     Major uses of cash for investing activities during the first six months of fiscal 2005 included investment in property, plant and equipment of $73.5 million, primarily for the purchase of machinery and equipment, and the payment of $12.9 million for security deposits on leased equipment, which was offset by proceeds of $10.0 million from the sale of assets. Major uses of cash for investing activities for the first six months of fiscal 2004 included investment in property, plant and equipment of $86.1 million, primarily for the purchase of machinery and equipment, and net purchases of available-for-sale securities of $72.7 million.

     The primary use of cash from our financing activities in the first six months of fiscal 2005 came from our repurchase of 4.9 million shares of our common stock in the open market for $74.9 million and payments of $12.2 million on software license obligations. These amounts were partially offset by proceeds of $45.9 million from the issuance of common stock under employee benefit plans. The primary use of cash from financing activities in the first six months of fiscal 2004 came from our repurchase of 25.4 million shares of our common stock for $400.0 million and payments of $12.9 million on software license obligations. These amounts were partially offset by proceeds of $120.1 million from the issuance of common stock under employee benefit plans.

     In March 2004, we announced that our Board of Directors had approved a $400 million stock repurchase program similar to the $400 million stock repurchase program completed in the second quarter of fiscal 2004. The stock repurchase program is consistent with our current business model which focuses on higher value analog products and, therefore, is less capital intensive than it has been historically. There was $152.6 million remaining for future common stock repurchases under this program as of November 28, 2004. In October 2004, we announced that our Board of Directors had declared a cash dividend of $0.02 per outstanding share of common stock. The dividend was payable on January 5, 2005 to shareholders of record at the close of business on December 15, 2004.

     We foresee continuing cash outlays for plant and equipment in fiscal 2005, with our primary focus on analog capabilities at our existing sites. We currently expect our fiscal 2005 capital expenditure amount to be less than the fiscal 2004 amount. Our capital expenditures do not include internal-use software acquired under long-term obligations or equipment acquired for use under operating leases. Consistent with the recent decline in sales and the corresponding reduction in our capacity utilization, we are reducing the level of capital expenditures. Our capital expenditure activity for the remainder of the fiscal year will be dependent upon business conditions. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the capital investments currently planned for in fiscal 2005, as well as the dividend and the stock repurchase program.

     Our cash and investment balances are dependent on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would most likely cause reductions in our cash equivalents and marketable investments.

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of November 28, 2004:

                                 Fiscal Year:                                               2010 and
(In Millions)                    2005           2006       2007       2008       2009       thereafter  Total
                                 -------------- ---------- ---------- ---------- ---------- ----------- -------------
Contractual obligations
  recorded as liabilities:
    Debt obligations             $     -        $      -   $      -   $  21.9    $    -     $   0.2     $   22.1
   CAD software licensing
     agreements                        4.3           10.0        8.2      -           -         -           22.5
Other contractual
  obligations under:
   Noncancellable
     operating leases                 16.2           28.8       22.4     11.1        5.8        6.0         90.3
   Fairchild manufacturin
     agreement                         0.3             -          -        -           -         -           0.3
  Other                                1.3            2.4        0.7      0.3        0.2         -           4.9
                                 -------------- ---------- ---------- ---------- ---------- ----------- -------------
Total                            $    22.1      $    41.2  $    31.3  $  33.3    $   6.0    $   6.2     $  140.1
                                 ============== ========== ========== ========== ========== =========== =============
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                      $   9.2            -          -          -           -            -    $    9.2
                                 ============== ========== ========== ========== ========== =========== =============

     In addition, as of November 28, 2004, capital purchase commitments were $11.7 million.

     We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in trading activities involving non-exchange traded contracts. As a result, we do not believe that we are materially exposed to financing, liquidity, market or credit risk that could arise if we had engaged in these relationships.

o  Recently Issued Accounting Pronouncements
   -----------------------------------------

In July 2004, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock." The Task Force's consensus was that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The Task Force also reached a consensus on the definition of in-substance common stock and related guidance. EITF 02-14 is effective for our fiscal 2005 third quarter ending February 27, 2005. We are currently evaluating the requirements of EITF 02-14 and have not yet fully determined its impact on our consolidated financial statements. Our investments subject to this EITF represent substantially less than 1 percent of total assets and the majority of those investments are currently accounted for under the equity method of accounting.

     In March 2004, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-1 provides new guidance for evaluating impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are determined to be other-than-temporarily impaired. In September 2004, the Financial Accounting Standards Board approved the issuance of a FASB Staff Position which delays the requirement to record impairment losses under EITF 03-1. The delay applies to all securities within the scope of EITF 03-1 and is expected to end when new guidance is issued and comes into effect. Pending issuance of new guidance, we have not yet evaluated the requirements of EITF 03-1 nor determined its impact on our consolidated financial statements.

     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." The provisions of this Statement are effective for inventory costs incurred during our fiscal year 2007. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our fiscal 2006 second quarter ending November 27, 2005. We are currently evaluating the requirements of SFAS No. 123(R) and although we believe the impact to our financial statements will be in a similar range as the amounts presented in our pro forma financial results required to be disclosed under the current SFAS No. 123, we have not yet fully determined its impact on our consolidated financial statements.

     In December 2004, The Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by this Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges beginning in our fiscal year 2007 and we will apply its provisions prospectively upon adoption.

o  Outlook
   -------

Although sales levels for the first half of fiscal 2005 were higher than they were from the first half of fiscal 2004, overall economic conditions in the semiconductor industry continue to be difficult to predict. Our business over the first six months of fiscal 2005 has been affected by slower orders than we originally anticipated, particularly from our distribution channel. The order slowdown was caused by a combination of shorter lead times and higher than desired inventory levels at our distributors and customers. We also saw a slowdown in demand for our products in the Asian handset market and the flat-panel displays market. Turns orders, which are orders received with delivery requested in the same quarter, have been unusually low relative to past history. While orders for near term delivery were very low in the first two months of the quarter, they picked up in November, but not sufficiently enough to offset the earlier weak activity. As a result, our opening 13-week backlog entering the third quarter of fiscal 2005 was lower than it was when we began the second quarter of fiscal 2005. The late pick-up in turns order activity appears to suggest that order levels, especially in the distribution channel where our distributors have indicated that they are close to reaching their targeted inventory levels, may be returning to a more normal pattern. Although turns orders are typically lower in our fiscal third quarter due to lower build activity by manufacturers that generally occurs after the holiday season, we anticipate turns orders in the third quarter to be higher than in the previous second quarter. This is because we expect the inventory reductions by our distributors and customers that had such a negative impact on turns orders in the second quarter will not have such an impact in the third quarter. It should also be noted that the fiscal 2004 third quarter included 14 weeks instead of the normal 13 weeks since fiscal 2004 was a 53-week year. Considering all factors, including those discussed above, we expect net sales for the third quarter of fiscal 2005 to be flat to slightly down from the level achieved in our fiscal 2005 second quarter. However, if backlog orders are cancelled or if the level of turns orders is less than expected, actual net sales will decline more. We anticipate our gross margin percentage in the third quarter of fiscal 2005 to be at a level comparable to that achieved in the second quarter. In response to lower demand, we have slowed our production volumes in order to manage inventory levels. As a result, wafer fabrication capacity utilization declined to the mid-60 percent range in the second quarter and is not expected to change substantially in the near term.

     On January 6, 2005, we announced that we will eliminate approximately 550 positions worldwide, mostly at our manufacturing sites. We took this action to further reduce costs long term and to partially address the lower capacity utilization resulting from reduced demand seen in the second quarter, as well as our ongoing strategic de-emphasis on commodity products. The estimated cost of these reductions will range from $22 to $26 million and will be included as a charge to special items, most of which will be recorded in the third quarter of fiscal 2005.

o  Risk Factors
   ------------

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

     The wireless handset market continues to be important to our future growth plans. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are uncertain and difficult to predict with accuracy.

If development of new products is delayed or market acceptance is below expectations, future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, notebook PCs, other portable devices and applications in other markets that require analog technology.

We face risks from our international operations. We conduct a substantial portion of our operations outside the United States. Our new assembly and test facility in China that commenced operations in fiscal 2005 has expanded our international operations to include China, where we have not previously conducted manufacturing operations. International operations subject our business to risks associated with many factors beyond our control. These factors include:

-     fluctuations in foreign currency rates;
-     instability of foreign economies;
-     emerging infrastructures in foreign markets;
-     support required abroad for demanding manufacturing requirements;
-     foreign government instability and changes; and
-     U.S. and foreign laws and policies affecting trade and investment.

     Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last twelve months, one or more of these factors has had an adverse effect on us in the past and could adversely affect us in the future. In addition, although we have a program to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen and the euro.

Investments and Acquisitions. We have made and will continue to consider making strategic business investments and alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives (which include gross margin, operating margin, and return on invested capital objectives). Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

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

Current World Events. The continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. Our operations and activities in the Middle East are fairly limited, but we have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of varying illnesses in Asia over the past few years that have the potential for becoming pandemic could also adversely affect our business. The spread of any such illnesses beyond Asia could also negatively impact other aspects of our operations. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may impact our cost structure in the future. In addition, any of these factors may also have an unfavorable impact on future demand for our products.

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

(b)  Changes in internal controls.

We are currently working to review our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2005 which is covered by this report we did not make any changes in our internal controls over financial reporting that have materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

We currently are a party to various legal proceedings. Information on our existing material legal proceedings is provided in our 2004 Form 10-K and in our Form 10-Q for the quarter ended August 29, 2004. Except as described below, there have been no material developments in the legal proceedings described in these filings.

     As we have reported, we are undergoing tax audits in several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. During the second quarter of fiscal 2005, we resolved an audit at one of our international locations, which resulted in a $4.2 million reduction of income tax expense for the quarter.

     In April 2002, ZF Micro Solutions, Inc. brought suit against us in the California Superior Court alleging a number of contract and tort claims related to an agreement we entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. The case began trial in May 2004 and on June 14, 2004, the jury in the case found for ZF Micro Solutions on a claim on intentional misrepresentation, awarding damages of $28.0 million and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. On seven other claims brought by the plaintiff, the jury found for us. The jury also found for us on our breach of contract cross-claim, awarding damages of $1.1 million. In response to our challenges to the verdicts in favor of ZF Micro Solutions in post-trial motions, the court ordered a new trial on all issues and set February 22, 2005 as the new trial date. During a settlement conference held in December, the case was settled. We agreed to pay the plaintiff the sum of $20.0 million, which has been paid into an escrow account. In addition, we have agreed to grant the plaintiff a royalty free license for the manufacture and sale of the custom device at issue in the case. All claims will be released by the parties and the case dismissed once the settlement documents have been completed and the settlement funds released to the plaintiff.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes purchases we made of our common stock during the second quarter of fiscal 2005:


                                                                                                    Maximum Dollar
                                                                        Total Number of Shares Value of Shares that May
                                                                         Purchased as Part of   Yet Be Purchased Under
                              Total Number of                             Publicly Announced    the Plans or Programs
                              Shares Purchased   Average Price Paid Per   Plans or Programs              (2)
           Period                   (1)                  Share
-------------------------- -------------------- ---------------------- ---------------------- ------------------------

Month #1
September 1, 2004 -
  September 30, 2004             3,909,600               $15.16               3,909,600             $167.9 million
Month #2
October 1, 2004 -
  October 31, 2004                 964,500               $15.83                 964,500             $152.6 million
Month #3
November 1, 2004 -
  November 28, 2004                  -                     -                      -                 $152.6 million


(1) During the quarter ended November 28, 2004, we also reacquired 3,204 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock.

(2) Purchases during the second quarter were made under a program announced March 11, 2004. The total dollar amount approved for the repurchase program is $400 million. There is no expiration date for the program. We do not have any plans to terminate the current plan prior to its completion. There were no repurchases during the third month of the quarter.

     Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2004. The agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends. At November 28, 2004, $237.6 million of tangible net worth was unrestricted and available for payment of dividends on common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Our annual meeting was held on October 1, 2004.

(b)  The following directors were elected at the meeting:

DIRECTOR                     FOR                     AUTHORITY WITHHELD
--------                     ---                     ------------------

Brian L. Halla               313,165,715                 11,749,249
Steven R. Appleton           306,277,793                 18,637,171
Gary P. Arnold               233,777,549                 91,137,415
Richard J. Danzig            319,990,039                  4,924,925
Robert J. Frankenberg        318,815,628                  6,099,336
E. Floyd Kvamme              318,766,276                  6,148,688
Modesto A. Maidique          301,718,127                 23,196,837
Edward R. McCracken          306,354,292                 18,560,672

(c)  The following matters were also voted on at the meeting:

     (i) Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company:

          FOR: 320,086,255      AGAINST: 2,987,217      ABSTAIN: 1,841,492

     (ii) Proposal to approve the Executive Officer Incentive Plan, as amended:

          FOR: 302,199,301      AGAINST: 20,112,226     ABSTAIN: 2,603,437

     (iii)Proposal to approve the adoption of the 2005 Executive  Officer Equity
          Plan:

          FOR: 139,704,209      AGAINST: 134,013,848    ABSTAIN: 2,857,116

          BROKER NON VOTE: 48,339,791

ITEM 6.  EXHIBITS

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

10.1 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Form of Stock Option Agreement used for options granted under the Stock Option Plan, Executive Officer Stock Option Plan and 1997 Employees Stock Option Plan.

10.2 Management Contract or Compensatory Plan or Arrangement: Form of Stock Option Agreement used for options granted under the Director Stock Option Plan.

10.3 Equity Compensation Plan not approved by Stockholders: Form of Agreement used for grants made under the Restricted Stock Plan.

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date:  January 6, 2005                      \s\Robert E. DeBarr
                                            ------------------------------------
                                            Robert E. DeBarr
                                            Controller
                                            Signing on behalf of the registrant
                                            and as principal accounting officer

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


Date: January 6, 2005
                                        \s\ Brian L. Halla
                                        ----------------------------------------
                                        Brian L. Halla
                                        President and Chief Executive Officer

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


Date: January 6, 2005
                                             \s\ Lewis Chew
                                             -----------------------------------
                                             Lewis Chew
                                             Senior Vice President, Finance and
                                             Chief Financial Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended November 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, President and Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 6, 2005
                                       \s\ Brian L. Halla
                                       -----------------------------------------
                                       Brian L. Halla
                                       President and Chief Executive Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended November 28, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: January 6, 2005
                                          \s\ Lewis Chew
                                          --------------------------------------
                                          Lewis Chew
                                          Senior Vice President, Finance and
                                          Chief Financial Officer