Form 10-Q
period 2005-02-27
NATIONAL SEMICONDUCTOR CORP
filed 2005-04-07
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended February 27, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Title of Each Class                 Outstanding at February 27, 2005
         -------------------                 --------------------------------

Common stock, par value $0.50 per share                 349,078,971

NATIONAL SEMICONDUCTOR CORPORATION

INDEX


                                                                        Page No.
                                                                        --------
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for
 the Three Months and Nine Months Ended February 27, 2005 and
 February 29, 2004                                                             3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
 for the Three Months and Nine Months Ended February 27, 2005 and
 February 29, 2004                                                             4

Condensed Consolidated Balance Sheets (Unaudited) as of
 February 27, 2005 and May 30, 2004                                            5

Condensed Consolidated Statements of Cash Flows (Unaudited) for
 the Nine Months Ended February 27, 2005 and February 29, 2004                 6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7-16

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                 17-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk            31

Item 4. Controls and Procedures                                               31


Part II. Other Information

Item 1. Legal Proceedings                                                     32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           33

Item 6. Exhibits                                                              34

Signature                                                                     35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(In Millions, except per share amounts)

                                                            Three Months Ended             Nine Months Ended
                                                       --------------------------     -------------------------
                                                          Feb. 27,     Feb. 29,          Feb. 27,     Feb. 29,
                                                            2005        2004               2005         2004
                                                       ------------ -------------     ------------ ------------
  Net sales                                               $ 449.2      $ 513.6         $ 1,446.1    $ 1,411.9
  Operating costs and expenses:
    Cost of sales                                           212.6        249.5             680.9        710.4
    Research and development                                 80.7         87.5             248.5        265.0
    Selling, general and administrative                      62.1         71.1             193.8        210.1
  Cost reduction and restructuring charges (credit)          20.1         (1.9)             21.3         16.7
  Other operating income, net                                (7.4)        (0.7)            (28.5)        (8.0)
                                                       ------------ -------------     ------------ ------------

  Total operating costs and expenses                        368.1        405.5           1,116.0      1,194.2
                                                       ------------ -------------     ------------ ------------

  Operating income                                           81.1        108.1             330.1        217.7
  Interest income, net                                        4.3          2.1              10.4          7.7
  Other non-operating expense, net                           (0.6)        (1.9)             (3.8)        (6.4)
                                                       ------------ -------------     ------------ ------------

  Income before taxes and cumulative
    effect of a change in accounting principle               84.8        108.3             336.7        219.0
  Income tax expense                                          7.4         15.2              51.6         28.5
                                                       ------------ -------------     ------------ ------------

  Income before cumulative effect of a
    change in  accounting principle                          77.4         93.1             285.1        190.5
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million            -            -                 -           (1.9)
                                                       ------------ -------------     ------------ ------------

  Net income                                             $   77.4     $   93.1          $  285.1    $   188.6
                                                       ============ =============     ============ ============

  Earnings per share:
  Income before cumulative effect of a
    change in accounting principle:
       Basic                                             $  0.22      $  0.26           $  0.80      $  0.53
       Diluted                                           $  0.21      $  0.24           $  0.76      $  0.49
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million:
      Basic                                              $   -        $   -             $   -        $ (0.01)
      Diluted                                            $   -        $   -             $   -        $ (0.01)
  Net income:
       Basic                                             $  0.22      $  0.26           $  0.80      $  0.52
       Diluted                                           $  0.21      $  0.24           $  0.76      $  0.49

  Weighted-average shares used to calculate earnings per share:
       Basic                                              353.2        357.4             355.5        362.2
       Diluted                                            374.0        389.4             376.6        388.0

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF
COMPREHENSIVE INCOME (Unaudited)
(In Millions)

                                                             Three Months Ended              Nine Months Ended
                                                        ---------------------------    ----------------------------
                                                           Feb. 27,      Feb. 29,        Feb. 27,      Feb. 29,
                                                             2005          2004            2005          2004
                                                        ------------- -------------    ------------- --------------
Net income                                                 $  77.4       $  93.1         $  285.1      $  188.6

Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on
      available-for-sale securities                           (0.5)          0.6             (0.3)         (1.7)
    Unrealized gain on cash flow hedges                        -             -                -             0.2
                                                        ------------- -------------    ------------- --------------

Comprehensive income                                       $  76.9       $  93.7          $ 284.8      $  187.1
                                                        ============= =============    ============= ==============

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(In Millions)

                                                                      Feb. 27,                        May 30,
                                                                        2005                           2004
                                                             ------------------------         ---------------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                       $   732.7                       $   642.9
      Short-term marketable investments                                   138.1                           139.3
      Receivables, less allowances of $33.3 in fiscal 2005
        and $46.7 in fiscal 2004                                          145.1                           198.9
      Inventories                                                         185.4                           200.1
      Other current assets                                                 43.4                            64.6

                                                             ------------------------         ---------------------
      Total current assets                                              1,244.7                         1,245.8

   Net property, plant and equipment                                      638.3                           699.6
   Goodwill                                                               173.3                           173.3
   Deferred tax assets                                                     89.2                            73.3
   Other assets                                                           105.1                            88.4

                                                             ------------------------         ---------------------

   Total assets                                                        $2,250.6                        $2,280.4
                                                             ========================         =====================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                                $     -                         $   22.1
      Accounts payable                                                     68.7                           141.0
      Accrued expenses                                                    151.9                           234.8
      Income taxes payable                                                 50.7                            63.4

                                                             ------------------------         ---------------------
      Total current liabilities                                           271.3                           461.3

   Long-term debt                                                          23.6                             -
   Other noncurrent liabilities                                           144.4                           138.6

                                                             ------------------------         ---------------------

      Total liabilities                                                   439.3                           599.9
                                                             ------------------------         ---------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                        174.5                           178.8
      Additional paid-in capital                                          887.5                         1,030.1
      Retained earnings                                                   838.0                           560.0
      Accumulated other comprehensive loss                                (88.7)                          (88.4)

                                                             ------------------------         ---------------------

      Total shareholders' equity                                        1,811.3                         1,680.5
                                                             ------------------------         ---------------------

   Total liabilities and shareholders' equity                          $2,250.6                        $2,280.4
                                                             ========================         =====================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(In Millions)

                                                                                         Nine Months Ended
                                                                              --------------------------------------
                                                                                   Feb. 27,               Feb. 29,
                                                                                     2005                   2004
                                                                              ---------------        ---------------
      Cash flows from operating activities:
         Net income                                                                $  285.1               $  188.6
         Adjustments to reconcile net income with net cash
           provided by operating activities:
            Cumulative effect of a change in accounting principle                       -                      1.9
            Depreciation, amortization, and accretion                                 147.6                  160.9
            Gain on investments                                                        (0.7)                  (4.2)
            Share in net losses of equity-method investments                            4.0                   10.8
            Tax benefit associated with stock options                                   3.9                    -
            Loss on disposal of equipment                                               1.0                    6.0
            Impairment of technology license                                            0.5                    -
            Noncash cost reduction charges (credit) and other operating
              income, net                                                             (19.4)                   1.4
            Other, net                                                                  2.5                    3.1
            Changes in certain assets and liabilities, net:
               Receivables                                                             55.5                  (17.3)
               Inventories                                                             14.6                  (49.0)
               Other current assets                                                     8.3                  (35.0)
               Accounts payable and accrued expenses                                 (131.6)                   3.1
               Income taxes                                                           (16.3)                  18.3
               Other noncurrent liabilities                                             5.8                   16.5
                                                                              ---------------        ---------------
      Net cash provided by operating activities                                       360.8                  305.1
                                                                              ---------------        ---------------

      Cash flows from investing activities:
         Purchase of property, plant and equipment                                    (83.3)                (153.8)
         Sale and maturity of available-for-sale securities                             -                    339.0
         Purchase of available-for-sale securities                                      -                   (386.7)
         Sale of investments                                                            0.7                    9.3
         Sale of business                                                              10.0                    -
         Investment in nonpublicly traded companies                                    (0.3)                  (1.8)
         Security deposits on leased equipment                                        (17.4)                  (2.8)
         Funding of benefit plan                                                       (7.1)                  (4.8)
         Other, net                                                                     0.4                    0.5
                                                                              ---------------        ---------------
      Net cash used by investing activities                                           (97.0)                (201.1)
                                                                              ---------------        ---------------

      Cash flows from financing activities:
         Payments on software license obligations                                     (13.6)                 (21.0)
         Repayment of debt                                                              -                     (2.1)
         Issuance of common stock                                                      72.2                  149.3
         Purchase and retirement of treasury stock                                   (225.5)                (400.0)
         Cash dividends declared and paid                                              (7.1)                   -
                                                                              ---------------        ---------------
      Net cash used by financing activities                                          (174.0)                (273.8)
                                                                              ---------------        ---------------

      Net change in cash and cash equivalents                                          89.8                 (169.8)
      Cash and cash equivalents at beginning of period                                642.9                  802.2
                                                                              ---------------        ---------------

      Cash and cash equivalents at end of period                                    $ 732.7                $ 632.4
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

Earnings Per Share:

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                            Three Months Ended              Nine Months Ended
                                                        ------------------------        -----------------------
                                                          Feb. 27,     Feb. 29,           Feb. 27,    Feb. 29,
(In Millions)                                               2005        2004                2005        2004
                                                        ------------ -----------        ----------- -----------
Numerator:
  Income before cumulative effect of a
   change in accounting principle                       $   77.4     $   93.1           $   285.1   $   190.5
                                                        ============ ===========        =========== ===========

  Net income                                            $   77.4     $   93.1           $   285.1   $   188.6
                                                        ============ ===========        =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                       353.2        357.4              355.5       362.2

  Effect of dilutive securities:
   Stock options                                            20.8         32.0               21.1        25.8
                                                        ------------ -----------        ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                               374.0        389.4              376.6       388.0
                                                        ============ ===========        =========== ===========

     For  the  third  quarter  of  fiscal  2005,  we  did  not  include  options outstanding to purchase 22.2 million shares of common stock with a weighted-average exercise price of $24.81 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2005, we did not include options outstanding to purchase 33.5 million shares of common stock with a weighted-average exercise price of $22.22 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period. However, these shares could potentially dilute earnings per share in the future.

     For  the  third  quarter  of  fiscal  2004,  we  did  not  include  options outstanding to purchase 13.2 million shares of common stock with a weighted-average exercise price of $29.16 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2004, we did not include options outstanding to purchase 28.2 million shares of common stock with a weighted-average exercise price of $22.93 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period. However, these shares could potentially dilute earnings per share in the future.

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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2005 was $11.04 and $11.78 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2004 was $12.27 and $8.62 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $5.15 and $5.61 per share for the third quarter and first nine months of fiscal 2005, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $3.74 and $2.58 per share for the third quarter and first nine months of fiscal 2004, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that uses the following weighted-average assumptions:

                                                          Three Months Ended               Nine Months Ended
                                                    -----------------------------    ----------------------------
                                                         Feb. 27,      Feb. 29,          Feb. 27,      Feb. 29,
                                                           2005          2004              2005          2004
                                                    -------------- --------------    ------------- --------------
Stock Option Plans
     Expected life (in years)                               5.5            5.4               5.2           5.2
     Expected volatility                                   71%            74%               72%           76%
     Risk-free interest rate                                4.0%           3.1%              3.4%          3.2%
       Dividend yield                                       1.3%           -                 1.2%          -

Stock Purchase Plans
     Expected life (in years)                               0.4            0.3               0.5           0.3
     Expected volatility                                   49%            41%               47%           48%
     Risk-free interest rate                                1.7%           1.0%              1.4%          0.9%
       Dividend yield                                       0.1%           -                 0.1%          -

     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized on a straight-line basis over the options' vesting period for options and the purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                          Three Months Ended                Nine Months Ended
                                                    -----------------------------    -----------------------------
                                                     Feb. 27, 2005  Feb. 29, 2004       Feb. 27,     Feb. 29, 2004
(In Millions,  Except Per Share Amounts)                                                  2005
                                                    -------------- --------------    ------------- ---------------
Net income  - as reported                              $   77.4       $   93.1          $  285.1      $  188.6
Add back:  Stock compensation charge included    in
   net income determined under the intrinsic value
   method,  net of tax                                      0.6            0.6               1.8           1.8
Deduct:  Total stock-based employee compensation
   expense determined under the fair value method,
   net of tax                                             (50.0)         (42.6)           (108.3)       (125.8)
                                                    -------------- --------------    ------------- ---------------
Net income - pro forma                                  $  28.0        $  51.1           $ 178.6       $  64.6
                                                    ============== ==============    ============= ===============

Basic earnings per share - as reported                  $  0.22        $  0.26          $   0.80       $  0.52
Basic earnings per share - pro forma                    $  0.08        $  0.14          $   0.50       $  0.18
Diluted earnings per share - as reported                $  0.21        $  0.24          $   0.76       $  0.49
Diluted earnings per share - pro forma                  $  0.07        $  0.13          $   0.47       $  0.17

Reclassifications:

Certain amounts reported in fiscal 2004 have been reclassified to conform to the fiscal 2005 presentation. Net operating results have not been affected by the reclassification.

Note 2. Consolidated Financial Statement Details

Balance sheets:

  (In Millions)                                                   Feb. 27,                    May 30,
                                                                    2005                       2004
                                                       ----------------------------- ----------------------------
  Inventories:
    Raw materials                                             $     12.6                  $     13.9
    Work in process                                                115.5                       122.6
    Finished goods                                                  57.3                        63.6
                                                       ----------------------------- ----------------------------

  Total inventories                                            $   185.4                   $   200.1
                                                       ============================= ============================

Statements of operations:

                                                              Three Months Ended             Nine Months Ended
                                                         ---------------------------    -------------------------
                                                             Feb. 27,      Feb. 29,        Feb. 27,     Feb. 29,
  (In Millions)                                                2005          2004            2005         2004
                                                         -------------- ------------    ------------ ------------
  Other operating (income) expense:
    Release of litigation accrual                           $   -          $   -          $  (10.0)     $   -
    Sale of business                                            -              -              (8.8)         -
    Manufacturer's Investment Credit refund                    (7.4)           -              (7.4)         -
    Net intellectual property income                           (1.7)          (0.7)           (4.0)        (8.7)
    Intellectual property settlements                           1.7            -               1.7          0.7
                                                         -------------- ------------    ------------ ------------
    Total other operating income, net                       $  (7.4)       $  (0.7)       $  (28.5)     $  (8.0)
                                                         ============== ============    ============ ============

  Interest income (expense):
    Interest income                                         $   4.7        $   2.6        $   11.6      $   8.5
    Interest expense                                           (0.4)          (0.5)           (1.2)        (0.8)
                                                         -------------- ------------    ------------ ------------
    Interest income, net                                    $   4.3        $   2.1        $   10.4      $   7.7
                                                         ============== ============    ============ ============

  Other non-operating income (expense):
   Net gain on investments:
      Gain from sale of available-for-sale securities       $   -          $   0.2        $    -        $   0.2
      Non-marketable investments
         Gain from sale                                         0.1            0.9             0.7          3.9
         Impairment losses                                      -             (0.3)            -           (0.3)
      Other investment gain                                     -              0.4             -            0.4
                                                         -------------- ------------ -- ------------ ------------
    Total net gain on investments                               0.1            1.2             0.7          4.2
    Share in net losses of equity-method
      investments                                              (0.7)          (3.1)           (4.0)       (10.8)
    Other                                                       -              -              (0.5)         0.2
                                                         -------------- ------------    ------------ ------------
    Total other non-operating expense, net                  $  (0.6)       $  (1.9)        $  (3.8)     $  (6.4)
                                                         ============== ============    ============ ============


During the third quarter of fiscal 2005, we received a $7.4 million refund from the State of California as a result of the State's decision to grant our claim for a refund that we had previously filed for under the California Manufacturer's Investment Credit.

     We adopted the provisions of Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock," at the beginning of our fiscal 2005 third quarter. In EITF Issue No. 02-14, the Task Force reached a consensus that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The Task Force also reached a consensus on the definition of in-substance common stock and provided related guidance. We evaluated our investments subject to this EITF and determined that substantially all investments that were previously accounted for under the equity method of accounting should continue to be accounted for under the equity method of accounting. As a result, the adoption of EITF 02-14 had no material impact on our consolidated financial statements.

Note 3.  Consolidated Statement of Cash Flows Information

                                                                                 Nine Months Ended
                                                                     ----------------------------------------
                                                                            Feb. 27,            Feb. 29,
  (In Millions)                                                               2005                2004
                                                                     -------------------- -------------------
  Supplemental Disclosure of Cash Flows Information:

  Cash paid for:
       Interest                                                            $    1.2              $    0.8
       Income taxes                                                        $   72.0              $   12.4

  Supplemental Schedule of Non-cash Investing and Financing Activities:

  Issuance of stock for employee benefit plans                             $    -                $    0.9
  Issuance of common stock to directors                                    $    1.0              $    0.4
  Unearned compensation relating to restricted stock issuance              $    1.2              $    2.1
  Restricted stock cancellation                                            $    1.4              $    1.1
  Change in unrealized gain on cash flow hedges                            $    -                $    0.2
  Change in unrealized (gain) loss on available-for-sale securities        $   (0.3)             $   (1.7)
  Acquisition of software license under long-term contracts                $    -                $   20.7
  Repurchase of common stock upon settlement of an advance
     repurchase contract                                                   $   30.0              $    -

Note 4.  Cost Reduction and Restructuring Programs

In January 2005, we announced actions to reduce expenses and streamline manufacturing in line with the lower utilization of our manufacturing facilities that we have recently experienced. This resulted in a reduction-in-force of 525 employees, consisting of 421 employees working in our manufacturing facilities worldwide and 104 employees from product lines and support functions at various sites, including our headquarters in Santa Clara. These actions are consistent with our strategy of focusing on higher value-added analog products in order to consistently generate a high return on capital. The majority of the affected employees departed during the third quarter with the remainder expected to depart by the end of fiscal 2005. Severance payments are generally paid 30-60 days after the employee's actual departure date. The total charge was $21.2 million, primarily related to severance, which was recorded in the third quarter of fiscal 2005. This charge was partially offset by a $1.1 million credit recognized upon the completion of activities related to prior cost reduction actions. The credit included a $0.6 million release of an accrual for other exit-related costs, primarily coming from lease obligations where we were able to obtain subleases on more favorable terms than originally estimated and a $0.5 million release of an accrual for residual severance costs representing the difference between the actual amounts paid and our original estimated amounts. As a result, operating results for the third quarter of fiscal 2005 include a net charge of $20.1 million for cost reduction programs.

     We recorded a gain of $8.8 million during the first nine months of fiscal 2005 upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business to Eastman Kodak Company in September 2004. The carrying value of the assets sold was $0.9 million. As part of the transaction, Kodak also hired 47 former National employees. The divestiture of this business is consistent with our ongoing effort to focus on our core analog areas that generate higher gross margins and produce higher returns on invested capital. Since an intangible asset and certain employees that directly supported the imaging business were not included in the sale, we incurred cost reduction charges for severance for those employees and for the impairment of the asset at the time we announced the sale of the imaging business in late August 2004. Operating results for the first nine months of fiscal 2005 also include a $1.2 million cost reduction charge for the imaging severance and impairment loss as well as severance charges related to other cost reduction actions in the first quarter.

     Further detail related to cost reduction charges discussed above is presented in the following tables:

                                                        Three Months Ended February 27, 2005
                                                   ---------------------------------------------
                                                     Analog
(In Millions)                                        Segment        All Others      Total
                                                   -------------- --------------- --------------
Cost reduction charges:
      Streamline operations:
            Severance costs                              $ 1.6          $19.6           $21.2
Release of reserves:
      Severance costs                                      -             (0.5)           (0.5)
      Other exit-related costs                             -             (0.6)           (0.6)
                                                   -------------- --------------- --------------
Total cost reduction charges                             $ 1.6          $18.5           $20.1
                                                   ============== =============== ==============

                                                         Nine Months Ended February 27, 2005
                                                   ---------------------------------------------
                                                     Analog
(In Millions)                                        Segment        All Others      Total
                                                   -------------- --------------- --------------
Cost reduction charges:
      Streamline operations:
            Severance costs                              $ 1.6          $19.6           $21.2
      Imaging business divestiture:
            Severance costs                                0.3            0.4             0.7
            Asset write-off                                0.5            -               0.5
Release of reserves:
      Severance costs                                      -             (0.5)           (0.5)
      Other exit-related costs                             -             (0.6)           (0.6)
                                                   -------------- --------------- --------------
   Total cost reduction charges                          $ 2.4          $18.9           $21.3
                                                   ============== =============== ==============

     Noncash charges of $0.5 million included in the above table relate to the write-off of the intangible asset that was a part of the imaging business. In connection with the imaging disposition, we also entered into separate agreements with Kodak where we will manufacture product for them at prices specified by the terms of the agreement, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. These agreements are effective for one year unless terminated earlier as permitted under their terms.

     The following table provides a summary of the activities for the nine months ended February 27, 2005 related to our cost reduction and restructuring actions that are included in accrued expenses:

                                                                          Cost Reduction and
                                                                       Restructuring Actions in
                                       Fiscal 2005 Actions                    Prior Years
                                --------------------------------     ---------------------------
                                                       Imaging
                                    Streamline         Business
                                    Operations       Divestiture
                                ----------------    ------------
                                                                                     Other Exit
(In Millions)                       Severance         Severance        Severance       Costs           Total
                                ----------------    ------------     ------------ --------------    ----------

Balance at
  May 30, 2004                   $    -               $  -               $ 3.4        $  7.5           $ 10.9
Cost reduction charges              21.2                0.7                -            -                21.9
Release of reserves                  -                   -                (0.5)          (0.6)           (1.1)
Cash payments                      (13.9)              (0.5)              (2.5)          (2.1)          (19.0)
                                ----------------    ------------     ------------ --------------    ----------
Balance at
February 27, 2005                  $ 7.3              $ 0.2              $ 0.4        $  4.8           $ 12.7
                                ================    ============     ============ ==============    ==========

     During the first nine months of fiscal 2005 we paid severance to 452 employees in connection with workforce reductions related to actions that occurred in fiscal 2005 and 2004. Amounts paid for other exit-related costs during the first nine months of fiscal 2005 were primarily for payments under lease obligations associated with actions taken in prior years.

     Payments for the remaining $7.3 million and $0.2 million severance balances for fiscal 2005 cost reduction actions are expected to be completed by early fiscal 2006, except for certain individuals where separate termination agreements permit payment over specified time periods that do not exceed one year. The remaining $0.4 million severance balance for cost reduction actions in prior years is expected to be paid by early fiscal 2006. Other exit costs of $4.8 million primarily relate to lease obligations, which are expected to be paid through lease expiration dates that range from May 2005 through July 2009.

     In March 2005, we announced that we have entered into an agreement to sell our PC Super I/O business to Winbond Electronics Corporation, a Taiwanese company. The PC Super I/O business was a part of our Advanced PC operating segment that was reported under "All Others." This sale is consistent with our ongoing strategy to focus on our analog capabilities. Under the terms of the agreement, Winbond will acquire intellectual property and certain assets. The assets, primarily machinery and equipment with a carrying value of $1.5 million, have been classified as "Assets Held for Sale" and are included in Other Assets on the condensed consolidated balance sheet as of February 27, 2005. In addition, Winbond has agreed to hire approximately 150 employees, most of whom are based at our research and design center in Herzlia, Israel. The sale is expected to close during the fourth quarter of fiscal 2005 at which time we expect to record a gain after determining final costs of the transaction.

Note 5. Long term Debt

On August 25, 2004, we amended an existing credit agreement with a bank to extend the due date of our unsecured promissory note denominated in Japanese yen ($23.4 million at February 27, 2005). Under the terms of the amended agreement, the promissory note will become due in August 2007 and bears interest at 1.375 percent over the 3-month Japanese LIBOR rate and is reset quarterly. We are also required to comply with the covenants set forth under our multicurrency credit agreement, which was renewed on October 20, 2004.

Note 6. Defined Benefit Pension Plans

Net periodic pension costs for fiscal 2005 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:


                                                              Three Months Ended             Nine Months Ended
                                                         ---------------------------    -------------------------
                                                            Feb. 27,        Feb. 29,       Feb. 27,     Feb. 29,
  (In Millions)                                               2005            2004           2005         2004
                                                         -------------- ------------    ------------ ------------

  Service cost of benefits earned during the period         $  1.6          $  1.7         $  4.6        $  4.4
  Plan participant contributions                              (0.4)           (0.3)          (1.1)         (0.7)
  Interest cost on projected benefit obligation                3.3             3.4            9.7           8.8
  Expected return on plan assets                              (2.5)           (1.7)          (7.4)         (4.6)
  Net amortization and deferral                                1.3             1.6            3.8           4.3
                                                         -------------- ------------    ------------ ------------
  Net periodic pension cost                                 $  3.3          $  4.7         $  9.6         $12.2
                                                         ============== ============    ============ ============

     Total contributions paid to these plans during fiscal 2005 were $0.8 million in the third quarter and $2.5 million in the first nine months. We currently expect our fiscal 2005 contribution to total approximately $28 million.

Note 7. Shareholders' Equity

o    Stock Repurchase Program

We continued our stock repurchase program during the third quarter of fiscal 2005. So far in fiscal 2005 in connection with the $400 million stock repurchase program announced in March 2004, we have repurchased a total of 15.4 million shares of our common stock for $255.5 million. Of these shares, 1.5 million shares were repurchased for $30.0 million in June 2004 upon the final settlement of an advance repurchase contract originally entered into with a financial institution in April 2004. Under the terms of the advance repurchase contract, we made an advance cash payment of $60.0 million in May 2004 that enabled us to repurchase shares of our common stock at a fixed price on four specified settlement dates. The advance payment was recorded as a note receivable and a credit to additional paid-in capital. The remaining 13.9 million shares of common stock were repurchased in the open market for $225.5 million during the second and third quarters of fiscal 2005. As of February 27, 2005, we had $2.0 million remaining for future common stock repurchases under this program. In March 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs.

o    Dividends

In March 2005, the Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend will be paid on April 11, 2005 to shareholders of record at the close of business on March 21, 2005 and will be recorded in the fourth quarter of fiscal 2005. We previously paid cash dividends of $7.1 million during the first nine months of fiscal 2005.

Note 8. Segment Information

The following table presents information related to our reportable segments:

                                                           Analog
(In Millions)                                              Segment       All Others      Total
                                                         -------------- ------------ -------------

Three months ended February 27, 2005:
   Sales to unaffiliated customers                       $    400.6      $    48.6      $    449.2
                                                         ============== ============ =============

  Segment income (loss) before taxes                     $     99.8      $   (15.0)     $     84.8
                                                         ============== ============ =============

Three months ended February 29, 2004:
   Sales to unaffiliated customers                       $    438.7      $    74.9      $    513.6
                                                         ============== ============ =============

  Segment income (loss) before taxes                     $    110.1      $    (1.8)     $    108.3
                                                         ============== ============ =============

Nine months ended February 27, 2005:
   Sales to unaffiliated customers                       $  1,254.3      $   191.8      $  1,446.1
                                                         ============== ============ =============

  Segment income before taxes                            $    319.6      $    17.1      $    336.7
                                                         ============== ============ =============

Nine months ended February 29, 2004:
   Sales to unaffiliated customers                        $ 1,193.5      $   218.4      $  1,411.9
                                                         ============== ============ =============

  Segment income (loss) before taxes and
   cumulative effect of a change in accounting
   principle                                             $    247.0      $   (28.0)     $    219.0
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

Note 10. Contingencies - Legal Proceedings

o    Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the fiscal periods covered in these condensed consolidated financial statements.

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

o    Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS' administrative process. Our tax returns are also audited in the U.S. by state agencies and at international locations by local tax authorities from time to time. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements to cover tax amounts sought by the IRS, as well as any other deficiencies that other governmental agencies may find in the audits.

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

     In April 2002, ZF Micro Solutions, Inc. brought suit against us alleging a number of contract and tort claims related to an agreement we had entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. Trial began in May 2004 and a verdict was rendered in June 2004. The jury found for ZF Micro Solutions, Inc. on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. The jury found for us on seven other of the plaintiff's claims and also found for us on our cross-claim for breach of contract, awarding us damages of $1.1 million. Subsequent to the trial, the court ordered the case to be retried in its entirety. At a settlement conference held on December 16, 2004, the case was settled. We paid to the plaintiff the sum of $20.0 million and granted to the plaintiff a royalty free license for the manufacture and sale of the custom device at issue in the case. All settlement documents have now been completed and the case has been dismissed in its entirety. We originally recorded a loss accrual of $30.0 million in fiscal 2004, which represented our best estimate at the time of the loss that could be incurred. As a result of the settlement, we recorded a credit of $10.0 million that was included in other operating income, net, for the first nine months of fiscal 2005 to adjust the loss accrual to equal the agreed settlement amount.

     We are currently a party to various claims and legal proceedings, including those noted above. We make provisions for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have made adequate provisions for potential liability in litigation matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on the information that is currently available to us, we believe that the ultimate outcome of litigation matters, individually and in the aggregate, will not have a material adverse effect on our results of operations or consolidated financial position. However, litigation is inherently unpredictable. If an unfavorable ruling or outcome were to occur, there is a possibility of a material adverse effect on results of operations or our consolidated financial position.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless, PC and displays; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in integrating acquisitions and achieving operating improvements with acquisitions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control and reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

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

o    Critical Accounting Policies and Estimates
     ------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition

     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 47 percent of our semiconductor product sales were made through distributors in the first nine months of fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

          Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

          Intellectual property income is not classified as net sales since it is not considered a source of revenue from our primary operations. This income is classified as a component of other operating income, net, in the consolidated statement of operations and is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

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

4.   Deferred Income Taxes

     We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based on those future periods that we believe can be reasonably estimated. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

          We account for income tax contingencies in accordance with SFAS No. 5, "Accounting for Contingencies." The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

o    Overview
     --------

Through the first nine months of fiscal 2005, we have continued to pursue our strategy of focusing on our analog product capabilities, particularly in the standard linear segments. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of this focus, we periodically identify opportunities to divest or reduce involvement in product areas that are not in line with our business objectives. For example, we completed the sale of our imaging business in September 2004 and we announced the signing of an agreement for the sale of our PC Super I/O business in March 2005. In addition, we also announced in March 2005 that we are seeking a buyer for our assembly and test facility in Singapore, which is geared more towards complex, digitally focused high-pin count products than analog products.

     We achieved higher gross margins and profit in the first nine months of fiscal 2005 over the same nine months of the last fiscal year, despite market weakness in the two most recent quarters. This improved performance reflects our shift toward a richer analog product mix, combined with ongoing cost controls. In January 2005, we initiated a program to reduce expenses and streamline manufacturing operations as we saw wafer fabrication utilization rates decline in the second quarter of fiscal 2005 to the mid-60s due to significant inventory reductions in the distribution channel and lower demand than expected in some markets. For the remainder of fiscal 2005, we expect to continue our focus on gross margin relative to sales with research and development investments aimed primarily at high value analog growth areas.

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

     We continued our stock repurchase program during the third quarter of fiscal 2005. So far in fiscal 2005 in connection with the $400 million stock repurchase program announced in March 2004, we have repurchased a total of 15.4 million shares of our common stock for $255.5 million. Of these shares, 1.5 million shares were repurchased for $30.0 million in June 2004 upon the settlement of an advance repurchase contract entered into with a financial institution in April 2004. The other 13.9 million shares of common stock were repurchased in the open market for $225.5 million during the second and third quarters of fiscal 2005. This stock repurchase program is one element of our overall effort to improve our return on invested capital, which we believe improves shareholder value. As of February 27, 2005, we had $2.0 million remaining for future common stock repurchases under this program. In March 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs. Our Board of Directors has also declared a cash dividend of $0.02 per outstanding share of common stock. The dividend is payable on April 11, 2005 to shareholders of record at the close of business on March 21, 2005.

     The following table and discussion provides an overview of our operating results for the current fiscal year and recently completed third quarter (the third quarter of last year contained an extra calendar week):

                           -------------------------------------    -----------------------------------------
                                     Three Months Ended                          Nine Months Ended
                             Feb. 27,                  Feb. 29,       Feb. 27,                      Feb. 29,
                               2005      % Change        2004           2005          % Change        2004
                           ---------- -------------- -----------    ------------- --------------- -----------

   Net sales                 $  449.2      (13%)       $  513.6       $1,446.1           2%         $1,411.9
  Operating
    Income                   $   81.1                  $  108.1       $  330.1                      $  217.7

  As a % of net sales            18%                       21%            23%                           15%

  Net income                 $   77.4                  $   93.1       $  285.1                      $  188.6

  As a % of net sales            17%                       18%            20%                           13%

     Sales for the first nine months of fiscal 2005 were higher than sales for the first nine months of fiscal 2004 due to overall higher industry demand and our market share gains in key standard linear markets, particularly for power management products. Nevertheless, in recent months, we have seen distributors and customers reduce inventory levels and end demand grow less rapidly than it did in the first half of calendar year 2004. As a result, we experienced a drop in sales in the third quarter of fiscal 2005 from sales in the third quarter of fiscal 2004, even taking into consideration the extra week in the fiscal 2004 third quarter. During the third quarter of fiscal 2005, we continued to see distributors reduce inventory levels, but to a lesser extent than in the prior quarter, so sales in the third quarter stayed flat sequentially with the second quarter of fiscal 2005. For the company overall, our unit shipments were down 16 percent in the third quarter and 5 percent in the first nine months of fiscal 2005 over the corresponding periods of fiscal 2004. However, our blended-average selling prices were up in fiscal 2005 by 5 percent in the third quarter and 8 percent in the first nine months over the same corresponding periods of fiscal 2004. This blended-average is affected by product mix as well as changes in product prices. The improvement in year-to-date net income was driven by these higher blended-average selling prices, higher gross margin and lower operating expenses. Foreign currency exchange rate fluctuations had a minimal favorable impact on our foreign currency-denominated sales for the third quarter and first nine months of fiscal 2005.

     Net income for fiscal 2005 included cost reduction charges of $20.1 million in the third quarter and $21.3 million in the first nine months of fiscal 2005 (See Note 4 to the Condensed Consolidated Financial Statements). Net income for fiscal 2005 also includes other operating income, net of $7.4 million in the third quarter and $28.5 million in the first nine months. Other operating income, net for the third quarter of fiscal 2005 includes a refund of $7.4 million for the California Manufacturer's Investment Credit (See Note 2 to the Condensed Consolidated Financial Statements) and net intellectual property income of $1.7 million, offset by a $1.7 million charge related to an intellectual property settlement. Other operating income, net for the first nine months of fiscal 2005 includes a gain of $8.8 million from the sale of assets associated with the imaging business that was completed in September 2004 (See
Note 4 to the Condensed Consolidated Financial Statements) and a credit of $10.0 million to adjust the loss accrual related to the ZF Micro Solutions, Inc. litigation that was settled in December 2004 (See Note 10 to the Condensed Consolidated Financial Statements). Other operating income, net for the first nine months of fiscal 2005 also includes $4.0 million of net intellectual property income, as well as the $7.4 million refund of the California Manufacturer's Investment Credit and the $1.7 million charge related to an intellectual property settlement.

     Net income for fiscal 2004 included a $1.9 million credit in the third quarter and a $16.7 million charge in the first nine months related to cost reduction activities. The cost reduction charge for the first nine months of fiscal 2004 included $18.6 million for charges connected with cost reduction actions and the impact from the exit and sale of the information appliance business completed in August 2003, offset by a $1.9 million credit arising from the completion of prior cost reduction actions. Net income for fiscal 2004 also included other operating income, net of $0.7 million in the third quarter and $8.0 million in the first nine months. Other operating income in the third quarter of fiscal 2004 included $0.7 million of net intellectual property income. Other operating income, net in the first nine months of fiscal 2004 included $8.7 million of net intellectual property income that was offset by a $0.7 million charge related to an intellectual property settlement. Net income for the first nine months of fiscal 2004 also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations."

o    Net Sales
     ---------

                             --------------------------------------    --------------------------------------
                                        Three Months Ended                        Nine Months Ended
                               Feb. 27,                  Feb. 29,      Feb. 27,                   Feb. 29,
                                 2005      % Change        2004          2005         % Change      2004
                             ---------- -------------- ------------    ------------ ------------ ------------

  Analog                        $ 400.6       (9%)        $ 438.7       $ 1,254.3          5%     $ 1,193.5
  As a % of net sales              89%                       85%             87%                       85%

  All others                       48.6      (35%)           74.9           191.8        (12%)        218.4
                             ----------                ------------    ------------              ------------
  As a % of net sales              11%                       15%             13%                       15%

  Total net sales               $ 449.2                   $ 513.6       $ 1,446.1                 $ 1,411.9
                             ==========                ============    ============              ============
                                  100%                      100%            100%                      100%


     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 30, 2004.

     The trends we have seen in sales for the company overall in the third quarter and first nine months of fiscal 2005 were primarily attributable to the Analog segment, which represents 87 percent of our total sales through the first nine months of fiscal 2005. Analog segment sales for the first nine months of fiscal 2005 were higher than sales for the first nine months of fiscal 2004, driven by higher consumer demand for products such as wireless handsets and notebook computers, and a general trend towards increased analog semiconductor content in a variety of electronic products. However, efforts by distributors and customers to reduce inventories combined with lower than expected demand patterns caused sales in the third quarter to decrease from the level in the corresponding quarter of fiscal 2004, even taking into consideration the extra week in the fiscal 2004 third quarter. Although distributors have been reducing inventories over the past two quarters, we did see inventory levels at distributors stabilize in general towards the end of the recently completed third quarter. Our analog unit shipments were down 16 percent in the third quarter and 5 percent in the first nine months of fiscal 2005 over the corresponding periods of fiscal 2004, but blended-average analog selling prices were up by 9 percent in the third quarter and 11 percent in the first nine months of fiscal 2005 over the same fiscal 2004 periods, reflecting both a mix of higher value products as well as some actual price increases.

     Within the Analog segment, sales from the power management area continued to grow for fiscal 2005 with a 16 percent increase in the first nine months of fiscal 2005 over the corresponding fiscal 2004 period, despite a decline of 3 percent in the fiscal 2005 third quarter from the fiscal 2004 third quarter. Increased activity in wireless handsets largely drove the sales growth in power management products. Sales from the audio amplifier and data conversion business units increased 11 percent and 7 percent, respectively, in the first nine months of fiscal 2005 over the corresponding fiscal 2004 period. However, sales from these business units declined in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004 by 9 percent and 7 percent, respectively. Sales from the application-specific wireless (including radio frequency building blocks) and non-audio amplifier business units declined in both the third quarter of fiscal 2005 by 12 percent and 7 percent, respectively, and in the first nine months of fiscal 2005 by 9 percent and 3 percent, respectively, from the corresponding periods of fiscal 2004.

o    Gross Margin
     ------------

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                        Nine Months Ended
                             Feb. 27,                  Feb 29,       Feb. 27,                    Feb 29,
                               2005      % Change       2004           2005        % Change       2004
                           ---------- -------------- ----------     ----------- -------------- -----------

   Net sales                  $ 449.2      (13%)        $ 513.6      $ 1,446.1         2%       $ 1,411.9
   Cost of sales                212.6      (15%)          249.5          680.9        (4%)          710.4
                           ----------                ----------     -----------                -----------

   Gross margin               $ 236.6                   $ 264.1        $ 765.2                    $ 701.5
                           ==========                ==========     ===========                ===========
    As a % of net sales          53%                       51%            53%                        50%

The increase in the gross margin percentage for the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004 was mainly driven by improvements in product mix and selling prices. In an effort to reduce some manufacturing costs to mitigate the unfavorable impact from lower factory utilization, which declined significantly in the fiscal 2005 second quarter, we implemented mandatory factory shutdowns and we also initiated an action in January 2005 to reduce the number of manufacturing personnel by 421. Wafer fabrication capacity utilization during the first nine months of fiscal 2005 was 73 percent, based on wafer starts, compared to 92 percent for the first nine months of fiscal 2004. As discussed in the Net Sales section above, our product mix has improved through active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Since these analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 87 percent of total net sales in the first nine months of fiscal 2005 from 85 percent of total net sales in the first nine months of fiscal 2004 also had a positive impact on gross margin.

o    Research and Development
     ------------------------

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                        Nine Months Ended
                              Feb. 27,                  Feb 29,        Feb. 27,                  Feb 29,
                               2005      % Change        2004           2005       % Change       2004
                           ---------- -------------- ----------     ----------- -------------- -----------
  Research and
    development                $ 80.7       (8%)         $ 87.5        $ 248.5        (6%)        $ 265.0
  As a % of net sales            18%                       17%            17%                        19%

Lower research and development expenses in the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004 largely reflect reduced spending that is the result of our sale and exit of the information appliance business in August 2003 and the completion in fiscal 2004 of other actions aimed at reducing our research and development expenses as a percentage of sales. R&D expenses for fiscal 2005 also reflect reductions beginning in the second quarter due to the sale of the imaging business. We are continuing to focus our ongoing research and development spending on our analog products and our underlying analog capabilities. Total company spending through the first nine months of fiscal 2005 compared to the first nine months of fiscal 2004 was down 6 percent for new product development, as well as down 6 percent for process and support technology. Although research and development spending for the year is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased as we continue to invest in the development of new analog and mixed-signal technology-based products for wireless handsets, displays, notebook PCs, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o    Selling, General and Administrative
     -----------------------------------

                           ------------------------------------     --------------------------------------
                                     Three Months Ended                        Nine Months Ended
                              Feb. 27,                  Feb 29,       Feb. 27,                   Feb 29,
                               2005     % Change         2004          2005        % Change       2004
                           ---------- -------------- ----------     ----------- -------------- -----------
   Selling, general and
    administrative             $ 62.1      (13%)         $ 71.1        $ 193.8        (8%)        $ 210.1
  As a % of net sales            14%                       14%            13%                        15%

The reductions in selling, general and administrative expenses for the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004 reflect our efforts to manage our cost structure. We also continue to focus on reducing expenses through the implementation and maintenance of discretionary cost control programs.

o    Interest Income, Net
     --------------------

                                                    --------------------------       -------------------------
                                                         Three Months Ended               Nine Months Ended
                                                       Feb. 27,       Feb 29,          Feb. 27,   Feb 29,
                                                         2005           2004             2005       2004
                                                    ------------- ------------       ------------ ------------

  Interest income                                        $ 4.7         $ 2.6             $ 11.6        $ 8.5
  Interest expense                                        (0.4)         (0.5)              (1.2)        (0.8)
                                                    ------------- ------------       ------------ ------------
  Interest income, net                                   $ 4.3         $ 2.1             $ 10.4        $ 7.7
                                                    ============= ============       ============ ============

The increase in interest income, net, for the third quarter and first nine months of fiscal 2005 compared to the same periods of fiscal 2004 was due to an increase in interest income from higher average cash balances and higher interest rates. Interest expense in fiscal 2005 also includes the accretion of interest associated with software license obligations.

o    Other Non-Operating Expense, Net
     --------------------------------

                                                    --------------------------       -------------------------
                                                         Three Months Ended               Nine Months Ended
                                                       Feb. 27,       Feb 29,           Feb. 27,     Feb 29,
                                                         2005           2004              2005         2004
                                                    ------------- ------------       ------------ ------------

  Net gain on investments                               $  0.1        $  1.2             $  0.7       $  4.2
  Share in net losses of equity-method
    investments                                           (0.7)         (3.1)              (4.0)       (10.8)
  Other                                                    -             -                 (0.5)         0.2
                                                    ------------- ------------       ------------ ------------
  Total other non-operating  expense, net               $ (0.6)       $ (1.9)            $ (3.8)      $ (6.4)
                                                    ============= ============       ============ ============

The components of other non-operating expense, net are primarily derived from activities related to our investments. Net gain on investments in the third quarter and first nine months of fiscal 2005 relates to the sale of shares in a nonpublicly traded company. The net gain on investments in the third quarter and first nine months of fiscal 2004 comes from the sale of shares in nonpublicly traded companies and available for sale securities (See Note 2 to the Condensed Consolidated Financial Statements). The share of net losses in equity-method investments was lower in the third quarter and first nine months of fiscal 2005 than the corresponding fiscal 2004 periods since we now hold fewer equity-method investments in nonpublic companies.

o    Income Tax Expense
     ------------------

We recorded income tax expense of $7.4 million in the third quarter of fiscal 2005 compared to $15.2 million in the third quarter of fiscal 2004, and $51.6 million in the first nine months of fiscal 2005 compared to $28.5 million in the first nine months of fiscal 2004. The effective tax rate for the third quarter of fiscal 2005 is approximately 9 percent compared to approximately 14 percent for the third quarter of fiscal 2004 primarily as a result of additional foreign tax credits and $8.1 million of additional tax benefits that are now expected to be realized.

     The fiscal 2005 tax expense consists primarily of U.S. alternative minimum tax, net of tax credit carryforwards and non-U.S. income taxes. It also includes a benefit of $4.2 million from the resolution of a contingency related to a foreign tax matter and a $1.8 million tax expense on the gain from sale of a business that were both recorded in the second quarter and a $5.0 million tax benefit arising from a change in prior tax provision estimates upon the filing of our fiscal 2004 tax returns that was recorded in the third quarter. The fiscal 2004 tax expense consisted primarily of U.S. alternative minimum tax, net of operating loss and credit carryforwards, and non-U.S. income taxes.

o    Liquidity and Capital Resources
     -------------------------------

                                                            ------------------------------
                                                                   Nine Months Ended
                                                              Feb. 27,          Feb. 29,
                                                                2005              2004
                                                            ------------ --- -------------
Net cash provided by operating activities                     $ 360.8           $ 305.1

Net cash used by investing activities                           (97.0)           (201.1)

Net cash used by financing activities                          (174.0)           (273.8)
                                                            ------------     -------------

Net change in cash and cash equivalents                       $  89.8           $(169.8)
                                                            ============     =============

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2005 and 2004 are described below:

     The improvement in net income has been the primary contributor to the increase in cash generated from operating activities in fiscal 2005. In the first nine months of fiscal 2005, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization), which substantially offset the negative impact that came from changes in working capital components, primarily from decreases in accounts payable and accrued expenses. The decrease in the allowance for receivables in the first nine months of fiscal 2005 comes from activity under distributor incentive programs and lower receivables associated with the reduced level of sales in the period. We also generated cash from operating activities in the first nine months of fiscal 2004. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first nine months of fiscal 2004.

     Major uses of cash for investing activities during the first nine months of fiscal 2005 included investment in property, plant and equipment of $83.3 million, primarily for the purchase of machinery and equipment, the payments of $17.4 million for security deposits on leased equipment and $7.1 million for funding of benefit plans, which was offset by proceeds of $10.0 million from the sale of assets. Major uses of cash for investing activities for the first nine months of fiscal 2004 included investment in property, plant and equipment of $153.8 million, primarily for the purchase of machinery and equipment, and net purchases of available-for-sale securities of $47.7 million.

     The primary use of cash from our financing activities in the first nine months of fiscal 2005 was for our repurchase of 13.9 million shares of our common stock in the open market for $225.5 million, payments of $13.6 million on software license obligations and $7.1 million for cash dividends. These amounts were partially offset by proceeds of $72.2 million from the issuance of common stock under employee benefit plans. The primary use of cash from financing activities in the first nine months of fiscal 2004 was for our repurchase of
25.4 million shares of our common stock for $400.0 million and payments of $21.0 million on software license obligations. These amounts were partially offset by proceeds of $149.3 million from the issuance of common stock under employee benefit plans.

     In March 2005, we announced that our Board of Directors had approved a $400 million stock repurchase program similar to the previous two programs approved in fiscal 2004. The stock repurchase program is consistent with our current business model which focuses on higher value analog products and, therefore, is less capital intensive than it has been historically. In addition to the $400 million available for future common stock repurchases under this latest program, there was $2.0 million remaining at the end of the third quarter of fiscal 2005 under the program approved in March 2004. Our Board of Directors has also declared a cash dividend of $0.02 per outstanding share of common stock which will be paid on April 11, 2005 to shareholders of record at the close of business on March 21, 2005.

     We foresee continuing cash outlays for plant and equipment in fiscal 2005 and into fiscal 2006, with our primary focus on analog capabilities at our existing sites. Our fiscal 2005 capital expenditure amount should be less than the fiscal 2004 amount. Our capital expenditures do not include internal-use software acquired under long-term obligations or equipment obtained for use under operating leases. We are managing the level of capital expenditures in light of sales levels and capacity utilization and capital expenditures for the rest of fiscal 2005 and into 2006 will be dependent upon business conditions. In our fiscal 2005 fourth quarter, we also expect to fund a $24 million contribution to one of our defined benefit pension plans. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the capital investments currently planned for the remainder of fiscal 2005, as well as the dividend, the stock repurchase programs and the pension contribution.

     Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would most likely cause reductions in our cash equivalents and marketable investments.

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of February 27, 2005:

                                 Fiscal Year:                                               2010 and
(In Millions)                    2005           2006       2007       2008       2009       thereafter  Total
                                 -------------- ---------- ---------- ---------- ---------- ----------- -------------
Contractual obligations
  recorded as liabilities:
    Debt obligations               $    -          $   -     $    -     $ 23.4     $   -      $  0.2      $  23.6
   CAD software licensing
     agreements                        2.5           10.2        8.2        -          -          -          20.9
Other contractual
  obligations under:
   Noncancellable
     operating leases                  8.4           30.6       23.4      10.9        5.8        5.7         84.8
  Other                                1.1            4.5        3.5       2.3        0.2         -          11.6
                                 -------------- ---------- ---------- ---------- ---------- ----------- -------------
Total                              $  12.0        $  45.3    $  35.1    $ 36.6     $  6.0     $  5.9      $ 140.9
                                 ============== ========== ========== ========== ========== =========== =============
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                        $   9.2            -          -          -           -         -       $    9.2
                                 ============== ========== ========== ========== ========== =========== =============


     In addition, as of February 27, 2005, capital purchase commitments were $12.0 million.

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

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our fiscal 2006 second quarter ending November 27, 2005. We are currently evaluating the requirements of SFAS No. 123(R) and although we have not yet determined whether the impact to our financial statements will be in a range similar to the amounts currently presented in our pro forma information under the current SFAS No. 123, we believe the adoption of SFAS No. 123(R) will have a material effect on the reported results of our operations. In March 2005, the U.S. Securities and Exchange Commission's Office of the Chief Accountant and its Division of Corporation Finance released Staff Accounting Bulletin No. 107, "Share-Based Payment," which expresses the view of the SEC staff regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123 (R) and investors and users of the financial statements in analyzing the information provided.

     In March 2005, the Financial Accounting Standards Board published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement
Obligations,"  which  clarifies  that the  term,  conditional  asset  retirement obligation, as used in SFAS No. 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of our fiscal 2006. We are currently analyzing the interpretation and have not yet determined its impact on our consolidated financial statements.

o    Outlook
     -------

Although sales levels for the first nine months of fiscal 2005 were higher than they were in the first nine months of fiscal 2004, sales levels were flat in the third quarter of fiscal 2005 compared to the second quarter of fiscal 2005 and were down in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004. Overall economic conditions in the semiconductor industry continue to be difficult to predict. Our business over the first nine months of fiscal 2005 has been affected by slower orders than we originally anticipated, particularly from our distributors. The order slowdown was caused by a combination of shorter lead times and higher inventory levels at our distributors and customers. We were also affected by a slowdown in demand for our products in the Asian handset market and the flat-panel displays market. Distributors continued to reduce inventory levels during the third quarter of fiscal 2005, but to a lesser extent than in the immediately preceding second quarter. Distributor inventory levels in most regions returned to more desired levels by the end of the quarter, with the exception of Asia where some excess inventory still exists. Turns orders in this fiscal year, which are orders received with delivery requested in the same quarter, have been unusually low relative to past history. However, turns orders in the third quarter of fiscal 2005 were the highest in the past three quarters. New orders also grew sequentially in the third quarter of fiscal 2005, arising more from OEM customers than distributors, indicating that distributors continued to be cautious about restocking inventories. Our orders for products in key analog standard linear market areas grew at rates higher than the company's overall average. Our opening 13-week backlog entering the fourth quarter of fiscal 2005 is about the same as it was when we began the third quarter of fiscal 2005. Considering all factors, including those discussed above, we expect net sales for the fourth quarter of fiscal 2005 to increase 2 to 4 percent over the level achieved in our fiscal 2005 third quarter. However, if backlog orders are cancelled or if the level of turns orders is less than expected, we may not be able to achieve this increase. In March 2005, we announced that we have entered into an agreement to sell our PC Super I/O business. The sale is expected to close during the fourth quarter of fiscal 2005. We have factored into our sales range the estimated drop-off in sales that will occur during the fourth quarter assuming we consummate the disposition of our PC Super I/O business. We anticipate our gross margin percentage to increase to just over 53 percent in the fourth quarter of fiscal 2005. In recent months, we have slowed our production volumes in order to manage inventory levels. As a result, wafer fabrication capacity utilization has declined to the mid-60 percent range since the second quarter and is not expected to change substantially in the near term.

     In March 2005, we also announced that we are seeking a buyer for our assembly and test facility in Singapore. Current manufacturing activities at the Singapore facility will continue during the sale process. If we successfully complete the sale of this facility, we expect some future reduction in our total manufacturing costs.

     SFAS No. 109, "Accounting for Income Taxes," requires that deferred tax assets are to be reduced by a valuation allowance if the weight of available evidence indicates that it is more likely than not that some portion of the deferred tax assets will not be realized. We achieved profitability in the prior fiscal year and the first nine months of the current fiscal year. We continue to evaluate the future realization of our deferred tax assets based on expectations of future taxable income. Depending on our continued ability to achieve these levels of profitability, we may have sufficient evidence in the fourth quarter of fiscal 2005 to conclude that realization of additional deferred tax assets is more likely than not and thus realize a tax benefit in that period from a reduction of our deferred tax asset valuation allowance.

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

Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Linear Technology, Maxim, ST Microelectronics and Texas Instruments. These companies sell competing products into some of the same markets that we target. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

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

If our development of new products is delayed or market acceptance is below our expectations, our future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, notebook PCs, other portable devices and applications in other broad markets that require analog technology. We cannot assure you that we will develop and introduce successful new products and our failure to bring these products to market may harm our operating results.

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

Investments and Acquisitions. We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives (which include gross margin, operating margin, and return on invested capital objectives). Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

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

Current World Events. The continuing hostilities in Iraq and terrorist activities worldwide have resulted in additional uncertainty on the overall state of the world economy. Our operations and activities in the Middle East are fairly limited, but we have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of varying illnesses in Asia over the past few years that have the potential for becoming pandemic could also adversely affect our business. The spread of any such illnesses beyond Asia could also negatively impact other aspects of our operations. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may impact our cost structure in the future. In addition to disrupting operations, any of these factors may also have an unfavorable impact on future demand for our products.

Sarbanes-Oxley Section 404 concerns. The Securities and Exchange Commission, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, has adopted rules requiring public companies to include in their annual reports on Form 10-K a report of management on their internal controls over financial reporting. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending May 29, 2005. The report needs to include an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent registered public accounting firm must attest to and report on management's assessment of the effectiveness of these internal controls. We are expending significant resources in developing the necessary documentation and testing procedures required by Section 404 and we expect to be able to provide the assessment and that our independent registered accounting firm will provide the appropriate attestation. Nevertheless, there is a risk that we may not be able to complete our assessment or our independent registered accounting firm may not be able to complete its procedures to allow it to provide its report on our assessment or that our assessment or our independent registered accounting firm may find that our internal controls are not designed or operating effectively. In such case our independent registered accounting firm may either disclaim an opinion as it relates to management's assessment of the effectiveness of our internal controls or may issue an adverse opinion on the effectiveness of our internal controls. This could result in an adverse reaction in the financial markets.

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

(b)  Changes in internal controls.

We are currently working on a review of our internal controls over financial reporting as part of our efforts to ensure compliance with the requirements of
Section 404 of the Sarbanes-Oxley Act of 2002. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2005 which is covered by this report we did not make any changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

We currently are a party to various legal proceedings. Information on our existing material legal proceedings is provided in our 2004 Form 10-K and in our Form 10-Q for the quarters ended August 29, 2004 and November 28, 2004. Except as described below, there have been no material developments in the legal proceedings described in these filings.

     In April 2002, ZF Micro Solutions, Inc. brought suit against us in the California Superior Court alleging a number of contract and tort claims related to an agreement we entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. The case began trial in May 2004 and on June 14, 2004, the jury in the case found for ZF Micro Solutions on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. On seven other claims brought by the plaintiff, the jury found for us. The jury also found for us on our breach of contract cross-claim, awarding damages of $1.1 million. In response to our challenges to the verdicts in favor of ZF Micro Solutions in post-trial motions, the court ordered a new trial on all issues. During a settlement conference held December 16, 2004, the case was settled. We paid to plaintiff the sum of $20.0 million and granted the plaintiff a royalty free license for the manufacture and sale of the custom device at issue in the case. All settlement documents have now been completed and the case has been dismissed in its entirety.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) The following table summarizes purchases we made of our common stock during the third quarter of fiscal 2005:


                                                                                                    Maximum Dollar
                                                                        Total Number of Shares Value of Shares that May
                                                                         Purchased as Part of   Yet Be Purchased Under
                              Total Number of                             Publicly Announced    the Plans or Programs
                              Shares Purchased   Average Price Paid Per   Plans or Programs              (2)
           Period                   (1)                  Share
-------------------------- -------------------- ---------------------- ---------------------- ------------------------

Month #1
November 30, 2004 -
  December 30, 2004              1,000,000               $17.58               1,000,000             $135.0 million

Month #2
December 31, 2004 -
  January 31, 2005               4,069,600               $16.66                4,069,600            $ 67.2 million

Month #3
February 1, 2005 -
  February 27, 2005              3,930,400               $16.60               3,930,400             $ 2.0 million

Total                            9,000,000                                    9,000,000


(1) During the quarter ended February 27, 2005, we also reacquired 42,972 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended February 27, 2005, 6,083 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to "invest" in our stock in accordance with the instructions of plan participants.

(2) Purchases during the third quarter were made under a program announced March 11, 2004. The total dollar amount approved for the repurchase program was $400 million.
--------------------------------------------------------------------------------
     Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2004. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends. At February 27, 2005, $251.2 million of tangible net worth was unrestricted and available for payment of dividends on common stock.

ITEM 6.  EXHIBITS

Exhibits
--------

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

NATIONAL SEMICONDUCTOR CORPORATION



Date:  April 6, 2005                      \s\Robert E. DeBarr
                                          -------------------------------------
                                          Robert E. DeBarr
                                          Controller
                                          Signing on behalf of the registrant
                                          and as principal accounting officer

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





Date: April 6, 2005
                                          \s\ Brian L. Halla
                                          -------------------------------------
                                          Brian L. Halla
                                          President and Chief Executive Officer

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


Date: April 6, 2005
                                            \s\ Lewis Chew
                                            -----------------------------------
                                            Lewis Chew
                                            Senior Vice President, Finance and
                                            Chief Financial Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended February 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, President and Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 6, 2005
                                         \s\ Brian L. Halla
                                         --------------------------------------
                                         Brian L. Halla
                                         President and Chief Executive Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended February 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: April 6, 2005
                                            \s\ Lewis Chew
                                            -----------------------------------
                                            Lewis Chew
                                            Senior Vice President, Finance and
                                            Chief Financial Officer