Form 10-K/A
period 2004-05-30
NATIONAL SEMICONDUCTOR CORP
filed 2005-05-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549

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
                                      ---    ---

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

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 25, 2004, was 356,718,621.


DOCUMENTS INCORPORATED BY REFERENCE

                        Document                           Location in Form 10-K
                        --------                           ---------------------
Portions of the Proxy Statement for the Annual Meeting of
  Stockholders to be held on or about October 1, 2004             Part III

Financial Statements and Supplementary Data of National
  Semiconductor Corporation                                       Part II

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                        Page No.
PART II.
Item 8.        Financial Statements and Supplementary Data                 4

PART IV.
Item 15.       Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                       6
Signatures                                                                 7

PART II.
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                EXPLANATORY NOTE

We are filing this amendment on Form 10-K/A for the year ended May 30, 2004, to amend Item 8 to include (a) unaudited consolidated financial statements of iReady Corporation ("iReady") as of and for the four-month period ended January 31, 2004, and (b) the audited consolidated financial statements of iReady as of and for the year ended September 30, 2003 and the unaudited consolidated financial statements of iReady as of and for the year ended September 30, 2002.

As required by Item 3-09 of Regulation S-X, we had previously filed the audited financial statements of iReady for its fiscal year ended September 30, 2003 in our Form 10-K for our fiscal year ended May 25, 2003. Subsequently during our fiscal 2004, our investment in iReady was disposed of when the assets of iReady were acquired by Nvidia Corporation on April 15, 2004. Although iReady did not meet any significance thresholds to us in fiscal 2004, we are filing its unaudited financial statements because we had previously filed iReady's audited financial statements in fiscal 2003. Under Item 3-09 of Regulation S-X, the unaudited financial statements to be filed should cover the interim period through the date of disposition of our investment in iReady, which was April 15, 2004. However, the latest available interim financial statements of iReady for its fiscal 2004 cover only the four-month period from October 1, 2003 through January 31, 2004. These condensed consolidated financial statements are unaudited and do not include customary notes required under U.S. generally accepted accounting principles. Furthermore, because iReady has ceased to exist, we are not able to obtain any financial statements for any period subsequent to January 31, 2004. Although iReady continued to incur operating losses subsequent to January 31, 2004, these losses would have had no impact on our reported net income for fiscal 2004 because the carrying value of our investment in iReady was already reduced to zero by February 2004. In addition, we had no further commitment to provide any more financing to iReady nor did we have any other financial obligations to iReady.

The financial statements of National Semiconductor Corporation as originally included in our Form 10-K have not changed, and we are incorporating them herein by reference.

Except as expressly stated herein, this Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of iReady Corporation and Subsidiary:                 Page
----------------------------------------------------------                 ----

Report of Independent Registered Public Accounting Firm                     F1

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

Consolidated Statements of Cash Flows for the years ended
  September 30, 2003 and 2002                                               F5

Notes to Consolidated Financial Statements                                F6-F27


Unaudited Balance Sheet at January 31, 2004                                 F28

Unaudited Statement of Operations for the four-month period
  ended January 31, 2004                                                    F29

Unaudited Statement of Cash Flows for the four-month period
  ended January 31, 2004                                                    F30
                               iready corporation
                                 and subsidiary

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


                                                          KPMG LLP


February 18, 2004
                                                         iREADY CORPORATION
                                                           AND SUBSIDIARY

                                                     Consolidated Balance Sheets

                                                     September 30, 2003 and 2002

                                      Assets                                                 2003               2002
                                                                                         -----------        -----------
                                                                                                  (As restated)
                                                                                                             (Unaudited)

Current assets:
    Cash and cash equivalents                                                       $        870,867           5,047,131
    Restricted cash                                                                            2,088             211,390
    Accounts receivable - related party                                                       22,029                   -
    Accounts receivable                                                                        9,990                   -
    Prepaid expenses                                                                          90,781             122,750
    Prepaid maintenance fees                                                                  97,993             151,175
    Other current assets                                                                      67,405                  27
                                                                                         -----------         -----------

                  Total current assets                                                     1,161,153           5,532,473

Property and equipment, net                                                                  565,680           1,307,929
Other assets                                                                                       -              16,402
                                                                                         -----------         -----------

                  Total assets                                                      $      1,726,833           6,856,804
                                                                                         ===========         ===========


                 Liabilities, Mandatorily Redeemable Convertible
                    Preferred Stock, and Stockholders' Deficit

Current liabilities:
    Accounts payable                                                                $        572,746             624,063
    Accrued compensation                                                                     558,636             546,677
    Accrued liabilities - related party                                                      340,000                   -
    Convertible subordinated promissory notes - related parties                            6,045,015                   -
    Other accrued liabilities                                                                215,389             135,519
    Restructuring accruals                                                                         -              50,000
    Note payable to related party                                                          4,000,000           4,000,000
    Obligations under capital lease, current portion                                         165,636             286,223
                                                                                         -----------         -----------

                  Total current liabilities                                               11,897,422           5,642,482

Obligations under capital lease, less current portion                                          5,512             123,645
                                                                                         -----------         -----------

                  Total liabilities                                                       11,902,934           5,766,127
                                                                                         -----------         -----------

Commitments

Mandatorily redeemable convertible preferred stock:
    9% Series A-1 through A-4 preferred stock, par value $0.001 per share.
        Authorized 2,112,749 shares; issued and outstanding 2,007,368 shares;
        aggregate liquidation preference of $42,661,446                                   48,461,391          44,395,889
    9% Series B-1 and B-2 preferred stock, par value $0.001 per share.
        Authorized 9,997,587 shares; issued and outstanding 9,904,894 shares;
        aggregate liquidation preference of $48,043,996                                   35,738,249          30,662,864

Stockholders' deficit:
    Common stock, par value $0.001. Authorized 30,000,000 shares; issued
        and outstanding 119,956 shares                                                           120                 120
    Additional paid-in capital                                                             1,129,060           1,129,060
    Accumulated deficit                                                                  (95,504,921)        (75,097,256)
                                                                                         ------------        ------------

                  Total stockholders' deficit                                            (94,375,741)        (73,968,076)
                                                                                         ------------        ------------


                  Total liabilities, mandatorily redeemable convertible
                      preferred stock, and stockholders' deficit                    $      1,726,833           6,856,804
                                                                                         ============        ============



See accompanying notes to consolidated financial statements.


                                                          iREADY CORPORATION
                                                            AND SUBSIDIARY

                                                 Consolidated Statements of Operations

                                                Years ended September 30, 2003 and 2002



                                                                                            2003               2002
                                                                                         -----------         -----------
                                                                                                 (As restated)
                                                                                                            (Unaudited)
Royalty revenues                                                                    $         67,631              76,412
                                                                                         -----------         -----------

Operating expenses:
    Research and development                                                               8,566,018           7,389,234
    Sales and marketing                                                                    1,094,295           1,031,304
    General and administrative                                                             1,637,242           2,155,157
                                                                                         -----------         -----------

                  Total operating expenses                                                11,297,555          10,575,695
                                                                                         -----------         -----------

                  Loss from operations                                                   (11,229,924)        (10,499,283)
                                                                                         ------------        ------------

Interest income                                                                               44,426              42,672
Interest expense                                                                            (406,475)        (10,698,638)
Other income, net                                                                            325,195              15,887
                                                                                         ------------        ------------

                  Net loss                                                               (11,266,778)        (21,139,362)

Accretion on mandatorily redeemable convertible preferred stock                           (9,140,887)          6,033,636
                                                                                         ------------        ------------

                  Net loss applicable to common stockholders                        $    (20,407,665)        (15,105,726)
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

                             Consolidated Statements of Mandatorily Redeemable Convertible Preferred Stock
                                                       and Stockholders' Deficit

                                                Years ended September 30, 2003 and 2002


                                            Mandatorily redeemable                             Warrants to
                                          convertible preferred stock  Common stock  Additional purchase                  Total
                                          --------------------------- --------------  paid-in   preferred  Accumulated stockholders'
                                             Shares       Amount      Shares  Amount  capital     stock      deficit     deficit
                                           ---------- -------------  -------- ------- --------- ---------- ----------- -------------
                                                      (As restated)                                       (As restated)(As restated)
Balance as of September 30, 2001
  (unaudited)                              13,418,975 $52,724,482  4,839,029 $415,460         -   713,728 (59,991,530) (58,862,342)
    Accretion of mandatorily redeemable
      convertiblepreferred stock up to
      March 28, 2002 (unaudited)                    -   2,276,185          -         -        -         -  (2,276,185)  (2,276,185)
    Reversal of accretion of mandatorily
      redeemable convertible
      preferred stock (unaudited)                   - (12,594,332)         -         -        -         -  12,594,332   12,594,332
    Reincorporation to iReady Corporation,
      Delaware (unaudited)                (13,418,975)(42,406,335)(4,839,029)(415,452)        -  (713,728)          -   (1,129,180)
    Payout of partial share dollars
      (unaudited)                                   -           -         -        (8)        -         -           -           (8)
                                          ----------- ----------- ----------- -------- -------- --------- ----------- -------------
Balance as of March 28, 2002 (unaudited)            - $         -         -  $      -         -         - (49,673,383) (49,673,383)
                                          =========== =========== =========== ======== ======== ========= =========== =============

Incorporation of iReady Delaware,
    March 28, 2002 (unaudited)                      - $         -         -  $      -         -         - (49,673,383) (49,673,383)

Warrants assumed by iReady Delaware
   (unaudited)                                      -           -         -         -   713,728         -           -      713,728
Conversion of common stock (unaudited)              -           -   119,956       120   415,332         -           -      415,452
Conversion of Series A preferred stock into
    Series A-1 preferred stock, net of
    issuance costs of $25,444 (unaudited)     145,231   1,474,556         -         -         -         -           -            -
Conversion of Series B preferred stock into
    Series A-2 preferred stock, net of
    issuance costs of $43,520 (unaudited)     462,758   7,125,901         -         -         -         -           -            -
Conversion of Series C preferred stock into
    Series A-3 preferred stock, net of
    issuance costs of $72,427 (unaudited)     701,850  13,927,556         -         -         -         -           -            -
Conversion of Series D preferred stock into
    Series A-4 preferred stock, net of
    issuance costs of $111,309 (unaudited)    697,529  19,878,320         -         -         -         -           -            -
Issuance of iReady Delaware Series B-1
    preferred stock for cash of $8,040,000
    and upon conversion of bridge loan
    interest of $384,420, net of issuance
    costs of $805,515 (unaudited)           2,106,105   7,618,905         -         -         -         -           -            -
Issuance of iReady Delaware Series B-2
    preferred stock upon conversion of
    bridge loan, net of issuance costs of
    $47,749, as restated (unaudited)        7,798,789  10,350,600         -         -         -         -           -            -
Value of beneficial conversion feature of
    convertible bridge loan, as restated
    (unaudited)                                     -  10,398,404         -         -         -         -           -            -
Accretion of mandatorily redeemable
    convertible preferred stock to
    redemption value, as restated
    (unaudited)                                     -   4,284,511         -         -         -         -   4,284,511)  (4,284,511)
Net and comprehensive loss, as restated
    (unaudited)                                     -           -         -         -         -         - (21,139,362) (21,139,362)
                                          ----------- ----------- --------- --------- --------- --------- ------------ ------------
Balance as of September 30, 2002,
    as restated (unaudited)                11,912,262  75,058,753   119,956       120 1,129,060         - (75,097,256) (73,968,076)

Accretion of mandatorily redeemable
    convertible preferred stock to
    redemption value, as restated                   -   9,140,887         -         -         -         -  (9,140,887)  (9,140,887)
Net and comprehensive loss                          -           -         -         -         -         - (11,266,778) (11,266,778)
                                          ----------- ----------- --------- --------- --------- --------- ------------ ------------
Balance as of September 30, 2003, as
    restated                              11,912,262 $ 84,199,640   119,956 $    120  1,129,060         - (95,504,921) (94,375,741)
                                          =========== =========== ========= ========= ========= ========= ============ ============

See accompanying notes to consolidated financial statements.


                                                          iREADY CORPORATION
                                                            AND SUBSIDIARY

                                                 Consolidated Statements of Cash Flows

                                                Years ended September 30, 2003 and 2002



                                                                                            2003                 2002
                                                                                         -----------         -----------
                                                                                                   (As restated)
                                                                                                             (Unaudited)
Cash flows from operating activities:
    Net loss                                                                        $    (11,266,778)        (21,139,362)
    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                        997,228             791,261
        Amortization of the discount on convertible promissory notes                               -          10,398,404
        Loss on disposal of assets                                                                 -               2,137
        Accrued interest on convertible promissory note from related parties                 204,811                   -
        Accrued interest on notes payable to related party                                   175,888               9,137
        Changes in operating assets and liabilities:
           Accounts receivable - related party                                               (22,029)                  -
           Accounts receivable                                                                (9,990)             21,434
           Prepaid expenses                                                                   31,969             (87,037)
           Prepaid maintenance fees                                                           53,182            (115,124)
           Other current assets                                                              (67,378)            273,929
           Other assets                                                                       16,402                   -
           Accounts payable                                                                  (51,317)             34,329
           Accrued compensation                                                               11,959             298,180
           Accrued liabilities - related party                                               340,000                   -
           Other accrued liabilities                                                         (96,018)              9,267
           Restructuring accrual                                                             (50,000)           (540,000)
                                                                                         ------------        ------------

                  Net cash used in operating activities                                   (9,732,071)        (10,043,445)
                                                                                         ------------        ------------

Cash flows from investing activities:
    Restricted cash                                                                          209,302             233,338
    Acquisition of property and equipment                                                   (184,341)           (828,225)
                                                                                         ------------        ------------

                  Net cash provided by (used in) investing activities                         24,961            (594,887)
                                                                                         ------------        ------------

Cash flows from financing activities:
    Proceeds from issuance of mandatorily redeemable convertible preferred stock, net              -           7,182,735
    Repurchase of common stock                                                                     -                  (8)
    Proceeds from loan from related party                                                          -           4,000,000
    Proceeds from issuance of convertible debt                                             5,840,204           2,398,404
    Payment on capital lease obligations                                                    (309,358)           (176,605)
                                                                                         ------------        ------------

                  Net cash provided by financing activities                                5,530,846          13,404,526
                                                                                         ------------        ------------

                  Net (decrease) increase in cash and cash equivalents                    (4,176,264)          2,766,194

Cash and cash equivalents, beginning of year                                               5,047,131           2,280,937
                                                                                         ------------        ------------

Cash and cash equivalents, end of year                                              $        870,867           5,047,131
                                                                                         ============        ============

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                                          $         24,613              15,901
    Noncash investing and financing activities:
        Accretion on mandatorily redeemable convertible preferred stock                    9,140,887           6,560,696
        Reversal of accretion on mandatorily redeemable convertible preferred stock
           as a result of recapitalization                                                         -         (12,594,332)
        Beneficial conversion feature of convertible note                                          -          10,398,404
        Conversion of convertible debenture and interest to mandatorily redeemable
           convertible preferred stock                                                             -           8,384,420
        Property and equipment acquired under capital lease                                   70,638             370,034


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

          The Company has adopted SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amends SFAS No. 123, Accounting for Stock-Based Compensation. Had compensation expense for stock options granted to employees been determined based on the fair value of the related options at the grant dates, consistent with SFAS No. 123, the Company's net loss applicable to common stock would have increased to the pro forma amounts indicated below:

                                                                                         2003                   2002
                                                                                   ------------------    --------------------
                                                                                                             (Unaudited)
            Net loss applicable to holders of common stock:
               As reported                                                     $      (20,407,665)            (15,105,726)
               Add back stock-based compensation included
                  in net loss                                                                   -                       -
               Deduct stock-based compensation calculated
                  in accordance with the fair-value method                                 (4,100)                (23,383)
                                                                                   ------------------    --------------------

            Pro forma                                                          $      (20,411,765)            (15,129,109)
                                                                                   ==================    ====================


          The Company calculated the fair value of each option on the grant date using the Black-Scholes option-pricing model under the minimum-value method with the following weighted average assumptions:

                                                                                          2003                 2002
                                                                                   -------------------   ------------------
                                                                                                            (Unaudited)
                Expected life (years)                                                      5                    5
                Risk-free interest rate                                                   2.71%                4.40%
                Volatility                                                                0.0%                 0.0%
                Dividend yield                                                            0.0%                 0.0%


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

     The following balance sheet and statement of operations amounts were restated as a result of this change:

                                                                                As previously
                                                                                  reported             As restated
                                                                             -------------------    -----------------

         Fiscal 2002 (unaudited):
             Interest expense                                             $          300,234            10,698,638
             Accretion on mandatorily redeemable
                convertible preferred stock                                      (26,874,635)            6,033,636
             Net loss                                                            (10,740,958)          (21,139,362)
             Net loss applicable to common stockholders                          (37,615,593)          (15,105,726)
             9% Series B-1 and B-2 preferred stock                                40,578,399            30,662,864
             Accumulated deficit                                                 (85,012,791)          (75,097,256)

         Fiscal 2003:
             Accretion on mandatorily redeemable
                convertible preferred stock                                       (7,958,357)           (9,140,887)
             Net loss applicable to common stockholders                          (19,225,135)          (20,407,665)
             9% Series B-1 and B-2 preferred stock                                44,471,254            35,738,249
             Accumulated deficit                                                (104,237,926)          (95,504,921)


     Items related to these captions reported in the consolidated statements of cash flows and mandatorily redeemable convertible preferred stock and stockholders' deficit were also restated to reflect these changes. The restatements had no impact on cash flows used in, or provided by, operating, investing or financing activities.

(3)  Property and Equipment

     Property and equipment as of September 30, 2003 and 2002 are stated at cost and consisted of the following:

                                                                                   2003                  2002
                                                                            ------------------    ------------------
                                                                                                     (Unaudited)
         Property and equipment:
             Research and development equipment                          $       1,416,794             1,563,981
             Software                                                              969,051             1,111,328
             Office furniture                                                      316,271               313,333
             Office equipment                                                      664,984               792,247
             Equipment under capital leases                                        520,187               570,486
             Leasehold improvements                                                180,553               159,029
                                                                            ------------------    ------------------
                                                                                 4,067,840             4,510,404
             Less accumulated depreciation and amortization                      3,502,160             3,202,475
                                                                            ------------------    ------------------
                                                                         $         565,680             1,307,929
                                                                            ==================    ==================

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

     (c)  Capital Lease Obligations

          The Company has equipment under capital lease that requires payments of principal and interest as follows:

                Year ending September 30:
                    2004                                                                         $             171,684
                    2005                                                                                         4,287
                    2006                                                                                         1,429
                                                                                                    -------------------
                                Total minimum lease payments                                                   177,400
                Less amount representing interest                                                                6,252
                                                                                                    -------------------
                                Principal value of capital lease obligations                                   171,148
                Less current portion                                                                           165,636
                                                                                                    -------------------
                                Long-term portion of capital lease obligation                    $               5,512
                                                                                                    ===================


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

     Future minimum lease payments under operating lease agreements with initial terms of one year or more were as follows as of September 30, 2003:

         Year ending September 30:
             2004                                                                         $             275,448
             2005                                                                                        14,715
             2006                                                                                         7,358
                                                                                             -------------------
                         Total minimum lease payments                                     $             297,521
                                                                                             ===================


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

     In connection with the Company's reincorporation in Delaware in March 2002, the Company simultaneously recapitalized the equity structure of the Company. As part of the recapitalization, outstanding shares of common stock and Series A, B, C, and D preferred stock were exchanged for common stock and Series A-1, A-2, A-3, and A-4 preferred stock, respectively, at the exchange ratios as follows:

                                                                                                    Revised
                                       Number of        Exchange                                   number of
                                         shares           ratio                                      shares
                                     ---------------  --------------                             ---------------
                                      (Unaudited)      (Unaudited)                                (Unaudited)
           Common stock               4,839,029          0.024789     Common stock                  119,956
           Series A preferred                                         Series A-1 preferred
           stock                      1,000,000          0.145232     stock                         145,231
           Series B preferred                                         Series A-2 preferred
           stock                      3,854,528          0.120058     stock                         462,758
           Series C preferred                                         Series A-3 preferred
           stock                      4,697,981          0.149397     stock                         701,850
           Series D preferred                                         Series A-4 preferred
           stock                      3,866,466          0.180410     stock                         697,529
           Warrants - common              1,290          0.024789     Warrants - common                  31
           Warrants - Series B          241,936          0.120058     Warrants - Series A-2          29,045
           Warrants - Series C           16,778          0.149397     Warrants - Series A-3           2,506
           Warrants - Series D          408,985          0.180410     Warrants - Series B-1          73,782
           Options outstanding        2,653,124
           Options available for                                      Options available for
           grant                      1,272,344                       grant                       4,000,000


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

     As of September 30, 2003, mandatorily redeemable convertible preferred stock consisted of the following:

                                                                     Mandatory
                                                  Shares            redemption
                               Shares           issued and           value per          Carrying          Redemption
                             authorized        outstanding             share              value             value
                           ----------------  -----------------   ------------------  ----------------  -----------------
         Series A-l               145,232            145,231  $       15.90               1,693,263          2,309,173
         Series A-2               491,815            462,758          23.86               8,143,903         11,041,406
         Series A-3               704,369            701,850          30.71              15,911,047         21,553,814
         Series A-4               771,333            697,529          44.13              22,713,178         30,781,955
         Series B-l             2,198,784          2,106,105            (1)               8,970,741         12,875,385
         Series B-2             7,798,803          7,798,789           6.15              26,767,508         47,962,552
                           ----------------  -----------------                       ----------------  -----------------
                               12,110,336         11,912,262                       $     84,199,640        126,524,285
                           ================  =================                       ================  =================

          (1)  Mandatory  redemption value per share is $6.15, $6.14, $6.07, and
               $6.03  for  1,250,000,   96,105,  375,000,  and  385,000  shares,
               respectively.

     The  Series A-1,  A-2, A-3, A-4, B-1, and B-2 preferred  stock have certain
     rights,   preferences,   and   restrictions   with  respect  to  dividends,
     conversion, liquidation, voting, and redemption as follows:

     (a)  Dividends

          The holders of Series A-1, A-2, A-3, A-4, B-1, and B-2 shares are entitled to receive noncumulative preferential dividends of $0.93, $1.39, $1.80, $2.58, $0.36, and $0.36 per share per annum, respectively, when and if declared by the board of directors. No dividends have been declared or paid through September 30, 2003.

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

          For the years ended September 30, 2003 and 2002, the Company has accreted the following amounts:

                                                                                          2003                 2002
                                                                                   -------------------   ------------------
                                                                                                            (Unaudited)

                Series A                                                        $               -              102,127
                Series B                                                                        -              437,603
                Series C                                                                        -              745,433
                Series D                                                                        -              991,022
                Series A-1                                                                146,265               72,442
                Series A-2                                                                683,472              334,529
                Series A-3                                                              1,332,129              651,363
                Series A-4                                                              1,903,635              931,222
                Series B-1                                                                948,364              403,474
                Series B-2                                                              4,127,022            1,891,481
                Reversal of accumulated accretion                                               -          (12,594,332)
                                                                                   -------------------   ------------------
                                                                                $       9,140,887           (6,033,636)
                                                                                   ===================   ==================

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

          Option and restricted common stock activity under the 2002 Plan is as follows:

                                                                                    Options outstanding
                                                                --------------------------------------------------------------
                                                                                                                 Weighted
                                                            Shares                                               average
                                                          available       Number of         Exercise             exercise
                                                          for grant         shares            price               price
                                                       ---------------  ---------------  ----------------    -----------------
              Balance as of September 30, 2001
                  (unaudited)                           1,482,344        2,443,124     $   0.075 - 2.90   $       0.72
                  Option grants (unaudited)              (210,000)         210,000            0.50                0.50
                  Options canceled (unaudited)                  -       (2,653,124)        0.075 - 2.90           0.70
                  Option plan canceled (unaudited)     (1,272,344)               -             -                   -
                                                       ---------------  ---------------
              Balance as of March 28, 2002
                  (unaudited)                                   -                -             -                   -
                  Additional shares reserved
                     (unaudited)                        4,000,000                -             -                   -
                  Option grants (unaudited)            (3,920,200)       3,920,200            0.20                0.20
                  Options canceled (unaudited)             49,000          (49,000)           0.20                0.20
                                                       ---------------  ---------------
              Balance as of September 30, 2002
                  (unaudited)                             128,800        3,871,200            0.20                0.20
                     Option grants                       (164,000)         164,000            0.20                0.20
                     Options canceled                     342,105         (342,105)           0.20                0.20
                                                       ---------------  ---------------
              Balance as of September 30, 2003            306,905        3,693,095            0.20                0.20
                                                       ===============  ===============


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

                                      Number of                              Number of
                                      warrants            Exercise           warrants                 Expiration
                 Description           issued              price            outstanding                  date
              ------------------  ------------------  -----------------  ------------------  ----------------------------
                                     (Unaudited)        (Unaudited)         (Unaudited)
              Series A-3                  2,506     $      19.95                 2,506       November 2005
              Series B-1                 73,782             3.60                73,782       October 2007 and May 2008
                                  ------------------                     ------------------
                                         76,288                                 76,288
                                  ==================                     ==================

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

     The following table summarizes the Company's restructuring accrual activity during the years ended September 30, 2003 and 2002:

                                                                                                   Excess
                                                                                                 facilities
                                                                                             -------------------
         Balance as of September 30, 2001
             (unaudited)                                                                  $          590,000
             Cash payments (unaudited)                                                              (540,000)
                                                                                             -------------------
         Balance as of September 30, 2002
             (unaudited)                                                                              50,000
             Cash payments                                                                           (50,000)
                                                                                             -------------------
         Balance as of September 30, 2003                                                 $               -
                                                                                             ===================

(9)  Income Taxes

     The Company had no income tax expense (benefit) for all periods presented. The differences between income taxes computed by applying the statutory federal income tax rate of 34% to loss before taxes and the amounts reported in the consolidated statements of operations for the year ended September 30, 2003 are summarized as follows:

           Income tax benefit computed at statutory rate                                    $       3,830,705
           Permanent differences                                                                       (4,063)
           Net operating losses and credits not benefited, net                                     (3,826,642)
                                                                                               -------------------
                           Total income taxes                                               $               -
                                                                                               ===================

     The components of deferred tax assets as of September 30, 2003 are as follows:

           Deferred tax assets:
               Tax credit carryforwards                                                     $       1,445,241
               Net operating loss carryforwards                                                    25,444,690
               Accrued liabilities                                                                    540,202
                                                                                               -------------------
                           Gross deferred tax assets                                               27,430,133
               Less valuation allowance                                                            27,430,133
                                                                                               -------------------
                           Net deferred tax assets                                          $               -
                                                                                               ===================

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

(13) Event (Unaudited) Subsequent to the Date of the Report of the Independent Auditor

     In April 2004, NVIDIA Corporation announced that it acquired the technology assets of the Company. The terms of the agreement were not announced.


                                                   iReady Corporation and Subsidiary
                                                      Consolidated Balance Sheet
                                                        as of January 31, 2004
                                                              (unaudited)

                                 Assets
                                 ------
Current assets:
    Cash and cash equivalents                                                          $        928,631
    Accounts receivable
                                                                                                 12,422
    Prepaids and other current assets                                                           272,523
                                                                                           ------------
        Total current assets                                                                  1,213,576

Property and equipment, net                                                                     351,219
                                                                                           ------------
        Total assets                                                                   $      1,564,795
                                                                                           ============

            Liabilities, Mandatorily Redeemable Convertible
               Preferred Stock and Stockholders' Deficit
Current liabilities:
    Notes payable, current                                                             $     14,110,663
    Obligations under capital lease, current                                                    107,549
    Accounts payable                                                                            117,339
    Accrued compensation                                                                        581,580
    Accrued liabilities                                                                         461,648
                                                                                           ------------
        Total current liabilities                                                            15,378,779
                                                                                           ------------

    Obligations under capital lease
                                                                                                  4,169
                                                                                           ------------
        Total liabilities                                                                    15,382,948
                                                                                           ------------

Mandatorily redeemable convertible preferred stock                                           86,272,295
                                                                                           ------------

Stockholders' deficit:
    Common stock
                                                                                                    120
    Additional paid-in-capital                                                                1,129,060
    Accumulated deficit                                                                    (101,219,628)
                                                                                           -------------
        Total stockholders' deficit                                                        (100,090,448)
                                                                                           -------------
        Total liabilities, mandatorily redeemable
          convertible preferred stock and stockholders' deficit                        $      1,564,795
                                                                                           =============



                                                   iReady Corporation and Subsidiary
                                                 Consolidated Statement of Operations
                                                       for the four months ended
                                                           January 31, 2004
                                                              (unaudited)

Revenue                                                                                $           19,298

Operating expenses:
    Research and development                                                                    2,447,061
    Sales and marketing                                                                           258,514
    General and administration                                                                    672,786
                                                                                              -----------
        Total operating expenses                                                                3,378,361

        Operating loss                                                                         (3,359,063)

Interest income                                                                                     4,292
Interest expense                                                                                   (1,407)
Non-cash interest expense                                                                        (283,449)
Other income, net                                                                                   2,717
                                                                                              -----------

        Net loss before provision for income taxes                                             (3,636,910)

Provision for income tax                                                                            5,142
                                                                                              -----------

        Net loss                                                                       $       (3,642,052)

Accretion                                                                                       2,072,655
                                                                                              -----------
        Net loss attributable to common stock                                          $       (5,714,707)
                                                                                              ===========


                                                   iReady Corporation and Subsidiary
                                                 Consolidated Statement of Cash Flows
                                                       for the four months ended
                                                           January 31, 2004
                                                              (unaudited)

Operating Activities:
    Net loss                                                                           $        (3,642,052)
    Adjustments to reconcile net loss to net cash
      used in operations:
        Depreciation and amortization                                                              216,137
        Bridge loan interest                                                                       283,169
    Changes in operating assets and liabilities:
        Accounts receivable                                                                         19,597
        Prepaid assets                                                                             (16,344)
        Accounts payable                                                                           (24,767)
        Accrued liabilities                                                                       (340,284)
        Accrued compensation                                                                        23,871
                                                                                                -----------
            Net cash used in operating activities                                               (3,480,673)
                                                                                                -----------

Investment Activities:
    Acquisition of property and equipment                                                           (1,676)
    Decrease in restricted cash                                                                      2,088
                                                                                                -----------
            Net cash provided by investing activities                                                  412
                                                                                                -----------

Financing Activities:
    Proceeds of bridge loan                                                                      3,597,455
    Payment on capital leases                                                                      (59,430)
                                                                                                -----------
            Net cash provided by financing activities                                            3,538,025
                                                                                                -----------

Net cash increase for the period                                                                    57,764
Cash at beginning of period                                                                        870,867
                                                                                                -----------
Cash at end of period                                                                  $           928,631
                                                                                                ===========

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)1.     Financial Statements                            Pages in this document
------------------------------                            ----------------------
          iReady Corporation Financial Statements
          Refer to Index in Item 8                                 F1-F30

(a)3.     Exhibits
------------------
          The exhibits listed in the accompanying Index to Exhibits on page 6 of this report are filed as part of, or incorporated by reference into, this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NATIONAL SEMICONDUCTOR CORPORATION

Date: May 4, 2005
                                        \s\ BRIAN L. HALLA *
                                        --------------------------------
                                        Brian L. Halla
                                        Chairman of the Board, President
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 3rd day of April 2005.

Signature                                            Title


/S/  BRIAN L. HALLA*                        Chairman of the Board, President
     ---------------
     Brian L. Halla                         and Chief Executive Officer
                                            (Principal Executive Officer)

/S/  LEWIS CHEW*                            Senior Vice President, Finance
     -----------
     Lewis Chew                             and Chief Financial Officer
                                            (Principal Financial Officer)

/S/  ROBERT E. DEBARR *                     Controller
     ------------------
     Robert E. DeBarr                       (Principal Accounting Officer)

/S/  STEVEN R. APPLETON *                   Director
     --------------------
     Steven R. Appleton

/S/  GARY P. ARNOLD *                       Director
     ----------------
     Gary P. Arnold

/S/  RICHARD J. DANZIG *                    Director
     -------------------
     Richard J. Danzig

/S/  ROBERT J. FRANKENBERG *                Director
     -----------------------
     Robert J. Frankenberg

/S/  E. FLOYD KVAMME*                       Director
     ----------------
     E. Floyd Kvamme

/S/  MODESTO A. MAIDIQUE *                  Director
     ---------------------
     Modesto A. Maidique

/S/  EDWARD R. McCRACKEN *                  Director
     ---------------------
     Edward R. McCracken


* By      /S/  LEWIS CHEW
             ------------
             Lewis Chew, Attorney-in-fact

                                INDEX TO EXHIBITS
                                -----------------

Item 15(a)(3)

The following documents are filed as part of this report:

1. Financial Statements: reference is made to the Financial Statements of iReady Corporation described under Part IV, Item 15(a)(1).

2.   Other Exhibits:

23.1    Consent of Independent Registered Public Accounting Firm.

23.2    Consent of Independent Registered Public Accounting Firm.

24.1 Power of Attorney (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

31.     Rule 13a - 14(a)/15d - 14(a) Certifications.

32.     Section 1350 Certifications.

                                                                    Exhibit 23.1











            Consent of Independent Registered Public Accounting Firm



The Board of Directors
iReady Corporation:


We consent to incorporation by reference in the Registration Statements (No. 33-48943, 33-54931, 33-61381, 333-09957, 333-36733, 333-53801, 333-63614,
333-48424, 333-109348,  333-119963  and  333-122652)  on  Form  S-8 of  National
Semiconductor Corporation and subsidiaries of our report dated February 18, 2004, relating to the consolidated balance sheet of iReady Corporation and subsidiary (the Company) as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year then ended, which report appears in the 2004 Annual Report on Form 10-K/A of National Semiconductor Corporation.

Our report dated  February 18, 2004,  contains  explanatory  paragraphs  stating
(i) that the Company's consolidated balance sheet as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year ended September 30, 2003, have been restated and (ii) that the Company has suffered recurring losses from operations and has a stockholders' deficit which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        KPMG LLP




Mountain View, California
May 4, 2005

                                                                    Exhibit 23.2
















            Consent of Independent Registered Public Accounting Firm



The Board of Directors
National Semiconductor Corporation:


We consent to incorporation by reference in the Registration Statements (No. 33-48943, 33-54931, 33-61381, 333-09957, 333-36733, 333-53801, 333-63614,
333-48424, 333-109348,  333-119963  and  333-122652)  on  Form  S-8 of  National
Semiconductor Corporation and subsidiaries of our report dated June 9, 2004, except as to note 17, which is as of July 7, 2004, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 2004 and May 25, 2003, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 30, 2004, and the related financial statement schedule, which report appears in the 2004 Annual Report on Form 10-K of National Semiconductor Corporation and incorporated by reference herein.

                                                       KPMG LLP




Mountain View, California
May 4, 2005

Exhibit 31

                                 CERTIFICATION


I, Brian L. Halla, certify that:

1. I have reviewed this annual report on Form 10-K/A of National Semiconductor Corporation;

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

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 4, 2005
                                          \s\ Brian L. Halla
                                          -------------------------------------
                                          Brian L. Halla
                                          President and Chief Executive Officer

                                                                      Exhibit 31


                                  CERTIFICATION


I, Lewis Chew, certify that:

1. I have reviewed this annual report on Form 10-K/A of National Semiconductor Corporation;

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

          (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 4, 2005
                                           \s\ Lewis Chew
                                           ------------------------------------
                                           Lewis Chew
                                           Senior Vice President, Finance and
                                           Chief Financial Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of National Semiconductor Corporation (the "Company") on Form 10-K/A for the fiscal year ended May 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, President and Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: May 4, 2005
                                         \s\ Brian L. Halla
                                         --------------------------------------
                                         Brian L. Halla
                                         President and Chief Executive Officer

                                                                      Exhibit 32


                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of National Semiconductor Corporation (the "Company") on Form 10-K/A for the period ended May 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 4, 2005
                                          \s\ Lewis Chew
                                          --------------------------------------
                                          Lewis Chew
                                          Senior Vice President, Finance and
                                          Chief Financial Officer