Form 10-K
period 2005-05-29
NATIONAL SEMICONDUCTOR CORP
filed 2005-08-09
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 29, 2005
OR

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

The aggregate market value of voting stock held by non-affiliates of National as of November 26, 2004, was approximately $4,971,570,964 based on the last reported sale price on that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of July 22, 2005, was 345,741,784 shares.

DOCUMENTS INCORPORATED BY REFERENCE

        Document                                        Location in Form 10-K
        --------                                        ---------------------

Portions of the Proxy Statement for the Annual Meeting of       Part III
 Stockholders to be held on or about September 30, 2005.

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

PART I

Item 1. Business                                                            4
Item 2. Properties                                                         13
Item 3. Legal Proceedings                                                  14
Item 4. Submission of Matters to a Vote of Security Holders                16
Executive Officers of the Registrant                                       17

PART II

Item 5. Market for the Registrant's Common Equity, Related
        Stockholder Matters and Issuer Purchases of
        Equity Securities                                                  19
Item 6. Selected Financial Data                                            20
Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                21
Item 7A.Quantitative and Qualitative Disclosures about
        Market Risk                                                        37
Item 8. Financial Statements and Supplementary Data                        38
Item 9. Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure                                82
Item 9A.Controls and Procedures                                            83
Item 9B. Other Information                                                 84

PART III

Item 10. Directors and Executive Officers of the Registrant                85
Item 11. Executive Compensation                                            85
Item 12. Security Ownership of Certain Beneficial Owners
         and Management and Related Stockholder Matters                    86
Item 13. Certain Relationships and Related Transactions                    87
Item 14. Principal Accountant Fees and Services                            87

PART IV

Item 15. Exhibits and Financial Statement Schedules                        88
Signatures                                                                 90

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the economy generally and in various markets such as wireless, PC and displays; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in acquisitions and/or dispositions and achieving the desired improvements associated with those acquisitions and/or dispositions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control or reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" section set forth in Item 7, Management's Discussion and Analysis of Financial Conditions and Results of Operations, and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

General
We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating high-value analog products that provide more energy efficiency, portability, better audio and sharper images in electronics systems. We target a broad range of markets and applications such as:

        o wireless handsets;            o medical applications;
        o displays;                     o automotive applications;
        o PCs and notebooks;            o test and measurement applications; and
        o networks;                     o a broad range of portable
        o industrial markets;               applications.


     We are a premier analog company creating high-value analog devices and subsystems. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 87 percent of our revenue in fiscal 2005 was generated from analog-based products, and we believe this percentage can continue to grow in the future as a result of our focus on developing new analog products for a variety of markets and applications.

     National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2005 refer to our fiscal year ended May 29, 2005. References to fiscal 2004 refer to our fiscal year ended May 30, 2004 and to fiscal 2003 refer to our fiscal year ended May 25, 2003. On our "Investor Information" website, located at www.national.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Director Affairs Committee Charter, Compensation Committee Charter, Audit Committee Charter and Other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

Recent Highlights
Throughout fiscal 2005, we have continued to pursue our strategy of focusing on our analog product capabilities, particularly in the standard linear segments. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of this focus, we periodically identify opportunities to divest or reduce involvement in product areas that are not in line with our business objectives. During fiscal 2005, we completed the sales of our imaging business in September 2004 and the PC Super I/O business in May 2005. We entered into an agreement to sell our cordless business in May 2005, and that sale was closed in June 2005. In addition, following our announcement in March 2005 to seek a buyer for our assembly and test facility in Singapore, we announced in July 2005 that we now plan to close this facility and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next nine to twelve months.

     We achieved higher gross margins and profit in fiscal 2005 than in the prior fiscal year, despite some mid-year market weakness that was caused by excess inventory levels in the supply chain. This improved operating performance reflects our shift toward a richer analog product mix, combined with ongoing cost controls. In January 2005, we initiated a program to reduce expenses and streamline manufacturing operations as we saw wafer-fabrication utilization rates decline in the second quarter of fiscal 2005 to the mid-60s due to significant inventory reductions in the distribution channel and lower demand than expected in some markets. As we enter fiscal 2006, we are continuing our focus on gross margin relative to sales and we are directing our research and development investments primarily at high-value analog growth areas.

     We continued our stock repurchases in fiscal 2005 under the $400 million stock repurchase program originally announced in March 2004 and another $400 million stock repurchase program that was approved by our Board of Directors in March 2005. Under these programs we repurchased a total of 20.3 million shares of our common stock for $353.5 million during fiscal 2005. Of these shares, 17.6 million shares were repurchased in the open market for $298.5 million. The other
2.7 million shares were repurchased through privately negotiated transactions with a major financial institution and include the repurchase of 1.5 million shares for $30.0 million in June 2004 upon the settlement of an advance repurchase contract entered into in April 2004. These stock repurchase activities comprise one element of our overall effort to consistently generate a high return on invested capital, which we believe improves shareholder value. As of May 29, 2005, we had $304.0 million remaining for future common stock repurchases under approved programs. We also paid cash dividends of $14.1 million during fiscal 2005. In June 2005, our Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend totaling $7.0 million was paid on July 11, 2005 to shareholders of record at the close of business on June 20, 2005.

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

     We manufacture an extensive range of analog intensive and mixed-signal integrated products, which are used in numerous applications. While no precise industry definition exists for analog and mixed-signal devices, we consider products which process analog information or convert analog to digital or digital to analog as analog and mixed-signal devices.

     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial, communications, computing, consumer, medical and automotive markets, and more narrowly defined markets such as wireless handsets, LCD monitors, personal computers and HDTVs. Our analog and mixed-signal devices include:

        o operational and audio amplifiers;     o communication interface
        o power references, regulators              circuits;
            and switchers;                      o radio frequency integrated
        o analog to digital converters;             circuits; and
                                                o flat panel display drivers and
                                                    signal processors.

     Other products with significant analog content include products for local area and wireless networking and wireless communications, as well as products for personal systems and personal communications.

     Other product offerings that are not analog or mixed-signal include microcontrollers, advanced input/output PC products, connectivity processors and embedded BluetoothTM solutions that serve a wide variety of applications in the personal computer, industrial, automotive, consumer and communication markets. During fiscal 2005 we pursued a strategy to divest certain businesses that were not core analog such as our PC Super I/O business and the cordless business unit. Our core analog and mixed-signal products typically generate higher gross margins than the products of these businesses that we divested.

Corporate Organization; Product Line Business Units

We are organized by various product line business units which are combined to form groups. During fiscal 2005, our operations were organized in the following five groups: the Analog Group, the Displays and Wireless Group, the PC and Networking Group, the Custom Solutions Group, and the Imaging Group (which was ultimately disbanded after the sale of its assets in September 2004).

     Analog Group: Analog products provide the vital technology link that allows the physical world to connect with digital information. They are used to enable and enrich the experience of sight and sound of many electronic applications. In addition to the real world interfaces, analog products are used extensively in power management and signal conditioning applications.

     We continue to maintain a leadership position in power management technology. Our diverse portfolio of innovative intellectual property enables us to develop building block products, application-specific standard analog products and full custom large-scale integrations for our key customers in applications such as wireless handsets and flat panel displays. In signal path applications, our innovative and high-performance building blocks and application specific standard products allow our customers to differentiate their systems. The Analog Group designs, develops and manufactures a wide range of products including:

        o power management products (power conversion, regulation and conservation);
        o high-performance operational amplifiers;
        o high-performance analog-to-digital converters and digital-to-analog converters;
        o high-efficiency audio amplifiers; and
        o thermal management products.

     With our leadership in innovative analog packaging and process technology, we are focused on high growth markets that depend upon portability and efficiency. We are continuing to focus on servicing top tier original equipment manufacturers in the wireless and display markets and also expanding our presence in broader markets which are often served through distributors. In fiscal 2005, nearly 48 percent of the Analog Group's revenues were derived from original equipment manufacturers, while the remaining 52 percent came from our worldwide authorized distributors.

     We also use our analog expertise to develop high-performance analog products serving targeted applications in the broad consumer, industrial, medical, automotive and information infrastructure markets. Our growing portfolio of high-performance analog building blocks includes high voltage regulators, high speed and precision op-amps, and high speed, low power analog to digital converters. These building block products can serve as the starting point for the development of highly integrated application-specific standard products such as our current 3D audio subsystems.

     The Hi-Rel (formerly Enhanced Solutions) business unit of the Analog Group supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.

     Displays and Wireless Group: The Displays and Wireless Group consists of two separate business groups: Displays and Wireless.

     We are a leader in analog video processing solutions for the displays market. The Displays Group develops and manufactures products that provide higher resolution, brighter color and/or better power efficiency for flat panels, CRT monitors, notebook computer displays, LCD TV displays and personal client device displays. The Displays Group consists of the following business units:

        o Flat Panel Displays;
        o CRT; and
        o Adaptive Video Converter.

     The Flat Panel Displays business unit provides a variety of innovative products for notebook thin film transistor (TFT) displays, flat panel monitors, and LCD TV displays. These include timing controllers, low voltage differential signal (LVDS) data receivers, LVDS transmitters and column drivers. We have a significant market share in integrated LVDS receivers and timing controllers that serve the notebook TFT displays market while continuing to expand our position in the discrete LVDS market. We continue to solidify our position as a leading innovator in the displays space through a proliferation of display architecture standards we have developed: Advanced Bus Systems Interface (ABSI) and Point to Point Differential Signal (PPDS). ABSI driver technology supports chip-on-glass notebook and monitor panels. PPDS enables cinema quality display performance and small bezels for LCD TV applications.

     The CRT business unit offers a variety of video drivers and pre-amplifiers that go into CRT monitors and digital TVs. Because the overall market unit volume of CRT monitors is expected to decline over time due to the increasing penetration of flat panel displays, this business unit's leading edge capabilities, including our high voltage processes, are being channeled toward opportunities in the fast growing digital TV market. Our product offerings include an integrated family of pre-amplifiers with on-screen display, and clamp and video drivers for a wide variety of CRT display types.

     The Adaptive Video Converter business unit is targeting the emerging markets for digital television, HDTV, audio video receivers, up-conversion DVD players and HD recorders. The business's portfolio includes a family of products with a universal front-end accepting standard and high-definition video formats integrated with 3-D video channels, flexible scaling, multi-picture functions and advanced-video enhancements to generate high quality output across a range of desired standard video formats.

     The Wireless Group delivers solutions that perform the radio and other functions for handsets and base stations in the cellular and cordless telephone markets. The Wireless Group leverages a number of technologies and standards:

        o Code Division Multiple Access (CDMA);
        o Personal Digital Cellular (PDC);
        o Personal Handy System (PHS);
        o Global Systems for Mobile Communications (GSM); and
        o Digital Cordless Telephone technology (DCT)

     There are two business units in the Wireless Group: RF Component and Digital Cordless. The RF Component business unit offers radio frequency components that address the synthesizer block of the radios in CDMA and PDC handsets and GSM basestations and complete radio solutions for the PHS handset space. The Digital Cordless business unit (referred to as our cordless business), which offered DECT and DCT based solutions for digital cordless voice and data applications, was sold in June 2005. We sold the business unit because it no longer aligned with our core analog strategy.

     PC and Networking Group: The PC and Networking Group consists of the Networking business unit and the PC Super I/O business unit.

     The Networking business unit is made up of three divisions that address opportunities in the enterprise, communications infrastructure and embedded markets. The Enterprise division provides mixed-signal solutions for switches and routers. The Communications Infrastructure division provides high-speed physical interconnect products for wireless, telecom, data networking and professional video applications. The Embedded division provides products used in networked peripherals in certain enterprise and consumer markets.

     The PC Super I/O business unit was sold in May 2005. This business unit provided mixed-signal I/O products for servers, desktops, mobile and storage computing and focused on solutions for connectivity, security and manageability. We sold the business unit because we determined that it no longer fit with our core analog strategy.

     Custom Solutions Group: The Custom Solutions Group primarily consists of the following two business units: Device Connectivity and ASIC & Telecom.

     The Device Connectivity business unit supplies connectivity processors, embedded BluetoothTM solutions, general-purpose microcontrollers and DVD chipset solutions. Our connectivity processors are marketed under the CP3000 family and are based on our CR16 core integrated with advanced connectivity peripherals, and are combined with optimized application software to address applications needing device connectivity. Applications include BluetoothTM accessories, telematics (automotive) and industrial equipment. Our general-purpose 8 and 16 bit microcontrollers address a wide variety of applications in the industrial, automotive, consumer and communication markets.

     The ASIC & Telecom business unit supplies user-designed application specific products in the form of standard cells and gate arrays, key telecommunications components for analog and digital line cards, as well as AC97-compliant audio codecs for consumer and automotive applications. This business unit also handles the logistics for providing materials and services to third parties in support of the transitional service agreements associated with businesses that we have divested.

     Imaging Group: We completed the sale of certain intellectual property, inventory and equipment of our imaging business to Eastman Kodak Company in September 2004 during our second fiscal quarter. Our Imaging Group was disbanded in fiscal 2005 following this sale of assets.

     Worldwide  Marketing  and Sales and Central  Technology  and  Manufacturing
Group: Separate from our business operating groups, our corporate structure in fiscal 2005 includes a centralized Worldwide Marketing and Sales Group and a Central Technology and Manufacturing Group (CTMG).

     Worldwide Marketing and Sales is structured around the four major regions of the world where we operate -- the Americas, Europe, Japan and Asia Pacific -- and unites our worldwide sales and marketing organization.

     CTMG manages all production, including outsourced manufacturing and central support technology. Central support technology includes process technology, which consists of research and process development necessary for many of our core production processes, packaging technology and research. CTMG provides a range of process libraries, product cores and software that are shared among our product lines. This group is also responsible for the selection and usage of common support tools, including integrated computer-aided design for design, layout and simulation.

     At the beginning of fiscal 2006, we re-organized our operations to combine the Office of the Chief Operating Officer together with the Office of the President and promoted Donald Macleod to President and Chief Operating Officer. In connection with this change, we re-organized our product lines into two product groups as follows:

      o Analog Signal Path Group:     o Power Management Group:
        o Amplifier Division;           o Power Management Products Division;
        o Audio Division;               o Portable Power Systems Division;
        o Data Conversion Division;     o Flat Panel Display and AVC Divisions;
        o Interface Division;           o Device Connectivity Division; and
        o Emerging Products Division;   o ASIC/Telecom.
            and
        o Hi-Rel Operations.

     In addition, we disbanded CTMG and separated its functional groups into a different reporting structure. The product groups, Worldwide Marketing and Sales and the former CTMG operations now all report to the President and Chief Operating Officer.

Segment Financial Information and Geographic Information
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2005. The remaining business units that are not included in the Analog reportable segment are grouped as "All Other."

     For further financial information on this segment, as well as geographic information, refer to the information contained in Note 14, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales
We market our products globally to original equipment manufacturers and original design manufacturers through a direct sales force. Some of our major OEMs include:

        o Apple Computer;       o L.M. Ericsson;        o Sharp;
        o Robert Bosch;         o Matsushita Electric;  o Siemens;
        o Delphi;               o Motorola;             o Sony;
        o Kyocera;              o Nokia;                o Sony - Ericsson Mobile
        o LG Electronics;       o Samsung;                  Communication; and
                                                        o Toshiba.

     There is a prevalent trend in the technology industry where OEMs use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a third party manufacturer.

     In addition to our direct sales force, we use distributors in our four business regions, and approximately 47 percent of our fiscal 2005 net sales were generated through distributors. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

o Allowances involving pricing and volume. We refer to this as the "contract sales debit" program;
o Discount for early payment. We refer to this as the "prompt payment" program; and
o Allowance for inventory scrap. We refer to this as the "scrap allowance" program.

     Under the contract sales debit program, products are sold to distributors at standard published prices that are contained in price books that are broadly provided to our various distributors. Distributors are required to pay for this product within our standard commercial terms. After the initial purchase of the product, the distributor has the opportunity to request a price allowance for a particular part number depending on the current market conditions for that specific part as well as volume considerations. This request is made prior to the distributor reselling the part. Once we have approved an allowance to the distributor, the distributor proceeds with the resale of the product and credits are issued to the distributor in accordance with the specific allowance that we approved. Periodically, we issue new distributor price books. For those parts for which the standard prices have been reduced, we provide an immediate credit to distributors for inventory quantities they have on hand.

     Under the prompt payment program, certain distributors are granted a fixed percentage discount off the invoice price for payment earlier than our standard commercial terms.

     Under the scrap allowance program, certain distributors are given a contractually defined allowance to cover the cost of any scrap they might incur. The amount of the allowance is specifically agreed upon with each distributor.

     Our regional facilities in the United States, Europe, Japan and Asia Pacific handle local customer support. These customer support centers respond to inquiries on product pricing and availability, pre-sale customer technical support requests, order entry and scheduling, and post-sale support under our product warranty provisions. The technical support provided to our customers consists of marketing activities that occur prior to sale of product to our customers and for which we have no contractual obligation and no fees are charged. Technical support consists primarily of aiding customers in product selection and answering questions about our products.

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

Customers
The distributor Avnet accounted for 11 percent of our net sales in fiscal 2005 and 2004, and 10 percent of our net sales in fiscal 2003. In addition, the distributor Arrow accounted for 10 percent of our net sales in fiscal 2005, 2004 and 2003. Although we do not have any other customers with sales greater than 10 percent, we do have several large OEM customers that manufacture and market wireless handsets, among other electronic products. These customers typically purchase a variety of different products from us. If any one of these customers were to cease all purchases from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period. However, we have not had any such experience to date.

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

Seasonality
We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. Quarterly seasonality in fiscal 2005, especially in the second quarter, was not consistent with these trends as our business was affected by excess inventories in the supply chain. As a result, sales in our second fiscal quarter were down from the preceding first quarter and sales in our third fiscal quarter were flat with the second quarter.

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

     Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. During fiscal 2005, nearly all product assembly and final test operations were performed at our three facilities located in Malaysia, Singapore and China. In July 2005, we announced that we plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next nine to twelve months. We use subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia, China and Japan to address capacity and other economic issues.

     Our wafer manufacturing processes include Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. Our efforts are heavily focused on processes that support our analog portfolio of products, which address wireless handsets, displays, computers and a broad variety of other electronic applications. Bipolar processes primarily support our standard products. The width of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in integrated circuits.

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

Research and Development
Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process and packaging technologies are conducted by our process technology group. Specific product design and development is generally done in our business units. Total R&D expenses were $333.0 million for fiscal 2005, or 17 percent of net sales, compared to $357.1 million for fiscal 2004, or 18 percent of net sales, and $439.2 million for fiscal 2003, or 26 percent of net sales. These amounts exclude an in-process R&D charge of $0.7 million related to the acquisition of DigitalQuake in fiscal 2003. In-process R&D charges are included in our consolidated statements of operations as a component of other operating expense, net.

     Total company spending through fiscal 2005 for new product development was down 6 percent, and for process and support technology was down 8 percent from fiscal 2004 primarily because of expenses we eliminated in the business areas we have exited. Although research and development spending was down as a whole and as a percentage of sales, research and development spending for our Analog segment increased as we continue to invest in the development of our analog capabilities to address a variety of markets. A significant portion of our research and development is directed at power management technology.

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

Employees
At May 29, 2005, we employed approximately 8,500 people of whom approximately 3,600 were employed in the United States, 900 in Europe, 3,500 in Southeast Asia, 400 in China and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition
Competition in the semiconductor industry is intense. With our focus on analog, our major competitors include Analog Devices, Linear Technology, Maxim, ST Microelectronics, and Texas Instruments that sell competing products into some of the same markets that we target. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.

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

ITEM 2. PROPERTIES

We conduct manufacturing, as well as process research and product development, in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer-fabrication capacity utilization during fiscal 2005 averaged 72 percent, based on wafer starts, compared to 93 percent for fiscal 2004. We exited fiscal 2005 with average wafer-fabrication capacity utilization in the high 60 percent range during the fourth quarter. We expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

     Our assembly and test functions are performed primarily in Southeast Asia and China. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore, as well as our new assembly and test facility in Suzhou, China that began operation in fiscal 2005. In July 2005, we announced that we plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next nine to twelve months.

     Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Marketing and Sales are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small design facilities in various locations in the U.S., among which include:

Arlington, Texas;           Indianapolis, Indiana;      Salem, New Hampshire;
Calabasas, California;      Longmont, Colorado;         San Diego, California;
Federal Way, Washington;    Norcross, Georgia;          South Portland, Maine;
Fort Collins, Colorado;     Phoenix, Arizona;             and
Grass Valley, California;   Rochester, New York;        Tucson, Arizona;

and at overseas locations including China, Estonia, Finland, Germany, India, Japan, the Netherlands, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our design facilities and our sales and administrative offices. As we described in the business section under Item 1, our manufacturing operations are centralized and shared among our product lines and no individual facility is dedicated to a specific operating segment. We believe our facilities are suitable and have adequate capacity for our current needs. Further, we believe space and capacity will be available if needed in the future.

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

Tax Matters
The IRS has completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments relate to R&D credits, inventory and depreciation deductions. We are contesting the adjustments through the IRS administrative process. We are undergoing tax audits in several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. During fiscal 2005, we resolved a tax audit at one of our international locations, which resulted in a $4.2 million reduction in our fiscal 2005 tax expense. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

Environmental Matters
We have been named to the National  Priorities  List  (Superfund)  for our Santa
Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), which is acting as agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan, and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and the claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We have also retained liability for environmental matters arising from our former operations of Dynacraft, Inc. and the Fairchild business, but we are not currently involved in any legal proceedings relating to those liabilities. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges relating to the Santa Clara site remediation, excluding potential reimbursements from insurance coverage, has not been material during each of the last three fiscal years. We believe that the potential liability for environmental matters, if any, in excess of amounts already accrued in our financial statements will not have a material effect on our consolidated financial position or results of operations.

Other
1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of
Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the District Court granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the Third Circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case has completed discovery in the District Court. In June, 2004, the Securities and Exchange Commission proposed clarifying amendments to its Section 16(b) rules which we believe would be dispositive of the case. In September 2004, the District Court ordered a stay of the case pending the SEC's adoption of the proposed amendments. In June 2005, plaintiff filed a writ of mandamus with the U.S. Court of Appeals for the Third Circuit seeking an order requiring the District Court to lift its stay. In July 2005, the SEC informed the Appeals Court that the SEC was actively considering the proposed rule amendment and in August 2005, announced the adoption of the amendments which we believe exempt us from liability in this case. Nevertheless, we intend to continue to contest the case through all available means.

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

3. In September 2002, iTech Group, Inc. brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. The case began trial in May 2005 and the jury in the case found for iTech Group, Inc. on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court ordered the verdict of punitive damages to be reduced to $3.0 million, subject to plaintiff iTech's approval of the reduction. The court also found us liable for approximately $60.0 thousand in attorneys' fees. Plaintiff has until the close of business on August 31, 2005 to accept the reduction. At the time of the filing of this Form 10-K, we do not know what iTech will do. We intend to contest the case through all available means, including appeal, if necessary.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                     EXECUTIVE OFFICERS OF THE REGISTRANT *
                                Fiscal Year 2005


Name                    Title, Fiscal Year 2005                         Age

Kamal K. Aggarwal (1)   Executive Vice President, Central               67
                        Technology and Manufacturing Group

Lewis Chew (2)          Senior Vice President, Finance and Chief        42
                        Financial Officer

John M. Clark III (3)   Senior Vice President, General Counsel          55
                        and Secretary

Brian L. Halla (4)      Chairman of the Board, President and            58
                        Chief Executive Officer

Detlev J. Kunz (5)      Senior Vice President and General Manager,      54
                        Worldwide Marketing and Sales

Donald Macleod (6)      Executive Vice President and Chief              56
                        Operating Officer

Suneil V. Parulekar (7) Senior Vice President, Analog Group             57

Ulrich Seif (8)         Senior Vice President and Chief                 47
                        Information Officer

Edward J. Sweeney (9)   Senior Vice President, Human Resources          48

* Except as noted, all information as of May 29, 2005, the last day of the 2005 fiscal year.


Business Experience During Last Five Years
(1) Mr. Aggarwal joined National in November 1996 as the Executive Vice President of the Central Technology and Manufacturing Group. Prior to joining National, Mr. Aggarwal held positions at LSI Logic as Vice President, Worldwide Logistics and Customer Service and Vice President, Assembly and Test. Mr. Aggarwal resigned from his position as Executive Vice President of the Central Technology and Manufacturing Group effective the beginning of the 2006 fiscal year and retired from National in July 2005.

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

(4) Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group. Mr. Halla was named Chairman of the Board and Chief Executive Officer effective the beginning of the 2006 fiscal year.

(5) Mr. Kunz joined National in July 1981 and has held a number of marketing positions since then. Prior to becoming Senior Vice President and General Manager, Worldwide Marketing and Sales in July 2001, he held positions in the company as the Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center. Mr. Kunz was named Senior Vice President, Power Management Products Group effective the beginning of the 2006 fiscal year.

(6) Mr. Macleod joined National in February 1978 and was named Executive Vice President and Chief Operating Officer in April 2001. Prior to April 2001, he had been Executive Vice President, Finance and Chief Financial Officer since June 1995 and previously held positions as Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe. Mr. Macleod was named President and Chief Operating Officer effective the beginning of the 2006 fiscal year.

(7) Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Analog Products Group in April 2001, he held positions as Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group. Mr. Parulekar was named Senior Vice President, Analog Signal Path Products Group effective the beginning of the 2006 fiscal year.

(8) Mr. Seif first joined National in January 1980 and had held a number of positions in MIS related operations when he left the company in 1996 to become the Chief Information Officer and Vice President of Information Services at Cirrus Logic. He returned to National in May 1997 as the Chief Information Officer and Vice President of Information Services and was made Senior Vice President and Chief Information Officer in April 2001. Mr. Seif was named Senior Vice President, Manufacturing Services and Chief Information Officer effective the beginning of the 2006 fiscal year.

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

     Effective the beginning of the 2006 fiscal year, Michael E. Noonen was named Senior Vice President, Worldwide Marketing and Sales. Mr. Noonen, 42, joined National in 2001 and had held positions as Vice President, Communications and Computing Interface Group and Vice President, Wired Communications Division prior to his new position. Prior to joining National, Mr. Noonen had served as Director of New Markets and Technologies at Cisco Systems, Inc. and had held sales management positions at 8x8, Inc. and the NCR Microelectronics division of NCR Corporation.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information  appearing in Note 8, Debt; Note 10,  Shareholders'  Equity; and
Note 16, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. During fiscal 2005, we paid total cash dividends of $14.1 million on our common stock, consisting of dividends of $0.02 per share of common stock paid in each of the last two quarters of the fiscal year. Prior to January 2005, we did not pay any dividends on our common stock. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 8, 2005 was $23.61. At July 8, 2005, the number of record holders of our common stock was 6,853. For information on our equity compensation plans, see Item 12 of this Form 10-K.

     During the past three fiscal years, we have not sold any unregistered securities.

Issuer Purchases of Equity Securities
The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2005:

                                                                                Total Number of         Maximum Dollar
                                                                              Shares Purchased as       Value of Shares
                                                                                Part of Publicly        that May Yet Be
                              Total Number of         Average Price Paid       Announced Plans or     Purchased Under the
         Period             Shares Purchased(1)           per Share                 Programs          Plans or Programs(2)
-------------------------- ------------------------ ------------------------ ------------------------ ----------------------
Month # 1                                       -                        -                        -           $402 million
February 28, 2005 -
  March 27, 2005

Month # 2
March 28, 2005 -
  April 27, 2005
                                        3,075,000                   $19.83                3,075,000           $341 million
Month # 3
April 28, 2005 -
  May 29, 2005                          1,886,443                   $19.56                1,886,443           $304 million
                           ------------------------                          ------------------------

                                        4,961,443                                         4,961,443
Total
                           ========================                          ========================

(1) During the quarter ended May 29, 2005, we also reacquired 20,747 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended May 29, 2005, 25,886 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to "invest" in our stock in accordance with the instructions of plan participants.

(2) Purchases during the fourth fiscal quarter were made under programs announced March 11, 2004 and March 10, 2005. Of the total shares purchased, 1,261,443 shares were purchased through a privately negotiated transaction with a major financial institution. The remainder of the shares was purchased in the open market. The program announced March 11, 2004 was completed in the fourth fiscal quarter. The total dollar amount approved for the new repurchase program announced March 10, 2005 is $400 million. There is no expiration date for the program. We do not have any plans to terminate the current plan prior to its completion.

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

                                        FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended
In Millions, Except Per Share Amounts and                      May 29,     May 30,     May 25,      May 26,       May 27,
      Employee Figures                                         2005        2004        2003         2002          2001
                                                               ----------- ----------- ------------ ------------- -----------
OPERATING RESULTS
Net sales                                                       $1,913.1    $1,983.1    $1,672.5     $1,494.8      $2,112.6
Operating costs and expenses                                     1,513.6     1,652.9     1,690.9      1,641.7       1,881.5
                                                               ----------- ----------- ------------ ------------- -----------
Operating income (loss)                                            399.5       330.2       (18.4)      (146.9)        231.1
Interest income, net                                                15.9        10.4        14.8         22.0          52.5
Other non-operating (expense) income, net                           (5.5)       (6.9)      (19.7)         1.5          23.5
                                                               ----------- ----------- ------------ ------------- -----------
Income (loss) before income taxes and cumulative effect of
   a change in accounting principle                                409.9       333.7       (23.3)      (123.4)        307.1
Income tax (benefit) expense                                        (5.4)       49.0        10.0         (1.5)         61.4
                                                               ----------- ----------- ------------ ------------- -----------
Income (loss) before cumulative effect of a change in
   accounting principle                                         $  415.3    $  284.7   $   (33.3)   $  (121.9)     $  245.7
                                                               =========== =========== ============ ============= ===========
Net income (loss)                                               $  415.3    $  282.8   $   (33.3)   $  (121.9)     $  245.7
                                                               =========== =========== ============ ============= ===========

Earnings (loss) per share:
Income (loss) before cumulative effect of a change in
   accounting principle:
      Basic                                                        $ 1.17      $ 0.79      $(0.09)      $(0.34)       $ 0.70
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 1.11      $ 0.73      $(0.09)      $(0.34)       $ 0.65
                                                               =========== =========== ============ ============= ===========
Net income (loss):
      Basic                                                        $ 1.17      $ 0.78      $(0.09)      $(0.34)       $ 0.70
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 1.11      $ 0.73      $(0.09)      $(0.34)       $ 0.65
                                                               =========== =========== ============ ============= ===========
Weighted-average common and potential common
    shares outstanding:
      Basic                                                        353.9       361.0       363.6        355.0         351.8
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      373.9       388.5       363.6        355.0         376.8
                                                               =========== =========== ============ ============= ===========

FINANCIAL POSITION AT YEAR-END
Working capital                                                 $1,228.5    $  784.5    $  872.0     $  804.3      $  803.2
Total assets                                                    $2,504.2    $2,280.4    $2,248.4     $2,290.7      $2,362.6
Long-term debt                                                  $   23.0    $     -     $   19.9     $   20.4      $   26.2
Total debt                                                      $   23.0    $     -     $   22.2     $   25.9      $   55.6
Shareholders' equity                                            $2,054.1    $1,680.5    $1,706.0     $1,781.1      $1,767.9
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------
OTHER DATA
Research and development                                        $  333.0    $  357.1    $  439.2     $  441.9      $  435.6
Capital additions                                               $   96.6    $  215.3    $  154.9     $  138.0      $  239.5
Number of employees (in thousands)                                   8.5         9.7         9.8         10.1          10.3
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------

During fiscal 2005, we paid cash dividends of $14.1 million on our common stock. We did not pay cash dividends on our common stock in any of the previous years presented above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report  contains  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and the economy generally and in various markets such as wireless, PC and displays; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in acquisitions and/or dispositions and achieving the desired improvements associated with those acquisitions and/or dispositions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control and reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes thereto:

o Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement (typically in the form of a purchase order), title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 47 percent of our semiconductor product sales were made through distributors in fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

          Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

          Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and are not a material component of our total net sales. All other intellectual property income that does not meet such criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of operations. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

b)   Valuation of Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. We reduce the carrying value of inventory for estimated obsolescence or unmarketable inventory by an amount that is the difference between its cost and the estimated market value based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Therefore, inventory is not written up if estimates of market value subsequently improve. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

c)   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o    Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o A significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

          Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations.

          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Our reporting units in fiscal 2005 with goodwill include our wireless, displays, power management, non-audio amplifier and communications interface business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

d)   Income Taxes
     We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

          We account for income tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

o Overview

Throughout fiscal 2005, we have continued to pursue our strategy of focusing on our analog product capabilities, particularly in the standard linear segments. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of this focus, we periodically identify opportunities to divest or reduce involvement in product areas that are not in line with our business objectives. During fiscal 2005, we completed the sale of our imaging business in September 2004 and the PC Super I/O business in May 2005. We entered into an agreement to sell our cordless business in May 2005, and that sale was closed in June 2005. In addition, following our announcement in March 2005 to seek a buyer for our assembly and test facility in Singapore, we announced in July 2005 that we now plan to close this facility and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next nine to twelve months.

     We achieved higher gross margins and profit in fiscal 2005 over the last fiscal year, despite some mid-year market weakness. This improved performance reflects our shift toward a richer analog product mix, combined with ongoing cost controls. In January 2005, we initiated a program to reduce expenses and streamline manufacturing operations as we saw wafer-fabrication utilization rates decline in the second quarter of fiscal 2005 to the mid-60s due to significant inventory reductions in the distribution channel and lower demand than expected in some markets. As we enter fiscal 2006, we are continuing our focus on gross margin relative to sales with research and development investments aimed primarily at high-value analog growth areas.

     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders), blended-average selling prices, sales of new products and market share in the standard linear category as defined by WSTS. We generally define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets less goodwill and non-interest bearing liabilities.

     We continued our stock repurchases in fiscal 2005 under the $400 million stock repurchase program originally announced in March 2004 and another $400 million stock repurchase program that was approved by our Board of Directors in March 2005. Under these programs we repurchased a total of 20.3 million shares of our common stock for $353.5 million during fiscal 2005. Of these shares, 17.6 million shares were repurchased in the open market for $298.5 million. The other
2.7 million shares were repurchased through privately negotiated transactions with a major financial institution and include the repurchase of 1.5 million shares for $30.0 million in June 2004 upon the settlement of an advance repurchase contract entered into in April 2004. These stock repurchase activities comprise one element of our overall effort to consistently generate a high return on invested capital, which we believe improves shareholder value. As of May 29, 2005, we had $304.0 million remaining for future common stock repurchases under approved programs. We also paid cash dividends of $14.1 million during fiscal 2005. In June 2005, our Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend totaling $7.0 million was paid on July 11, 2005 to shareholders of record at the close of business on June 20, 2005.

     The following table and discussion provide an overview of our operating results for fiscal years 2005, 2004 and 2003:

                                  --------------- ------------ ------------- ------------ --------------
      Years Ended:                May 29, 2005                   May 30,                  May 25, 2003
      (In Millions)                                % Change       2004        % Change
                                  --------------- ------------ ------------- ------------ --------------

       Net sales                   $ 1,913.1            (4%)    $ 1,983.1          19%      $1,672.5

      Operating income (loss)        $ 399.5                      $ 330.2                    $ (18.4)
      As a % of net sales               21%                          17%                        (1%)

      Net income (loss)              $ 415.3                      $ 282.8                    $ (33.3)
      As a % of net sales               22%                          14%                        (2%)

     Net sales in fiscal 2005 were 4 percent lower than net sales in fiscal 2004. Although sales in the first half of fiscal 2005 were higher compared to sales in the first half of fiscal 2004, we experienced sequential quarterly sales declines in the first two quarters of the fiscal year due to excess inventories in the supply chain along with slower end-market growth rates compared to the last half of fiscal 2004. Consequently, sales were much lower in the second half of fiscal 2005 compared to sales in the second half of fiscal 2004. For the company overall, our unit shipments were down 9 percent in fiscal 2005 from unit shipments in fiscal 2004. However, our blended-average selling prices were up in fiscal 2005 by 6 percent over fiscal 2004. These blended-average selling prices are affected by product mix as well as changes in product prices. Our improvement in net income was driven by these higher blended-average selling prices, higher gross margin and lower operating expenses. Foreign currency exchange rate fluctuations had a slight favorable impact on our foreign currency-denominated sales in fiscal 2005.

     Net income for fiscal 2005 includes an $86.1 million impairment loss on goodwill of the wireless reporting unit as a result of our annual assessment of goodwill impairment and a $23.9 million charge for cost reduction actions taken during the year (See Note 3 to the Consolidated Financial Statements). Net income for fiscal 2005 also includes an $8.8 million gain from the sale of assets associated with our imaging business in September 2004 and a $51.1 million gain from the sale of assets associated with our PC Super I/O business in May 2005 (See Note 3 to the Consolidated Financial Statements). Other operating income, net for fiscal 2005 includes a credit of $10.0 million related to the ZF Micro Solutions, Inc. litigation that was settled in December 2004 (See Note 13 to the Consolidated Financial Statements); a net reimbursement of $0.4 million for litigation costs; a refund of $7.4 million from the California Manufacturer's Investment Credit; and net intellectual property income of $5.2 million. These credits were partially offset by a charge of $3.3 million related to the iTech litigation and a $1.7 million charge related to settlement of an intellectual property matter. Fiscal 2005 net income also includes a tax benefit of $5.4 million arising from income tax expense of $160.8 million offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million.

     Net sales were greater in fiscal 2004 than in fiscal 2003. The sales increases were attributable to both higher industry demand and our market share gains in key standard linear markets, particularly for power management products. Unit shipments for the company were up 22 percent in fiscal 2004 from unit shipments in fiscal 2003, while blended-average selling prices were flat. The improvement in net income in fiscal 2004 over fiscal 2003 was driven by higher gross margin on higher sales, as well as lower operating expenses.

     Net income for fiscal 2004 included a net charge of $19.6 million for cost reduction actions and the exit and sale of the information appliance business, consisting primarily of the GeodeTM family of integrated processor products, completed in August 2003 (See Note 3 to the Consolidated Financial Statements). Other operating expense, net for fiscal 2004 included charges of $30.0 million arising from a lawsuit brought against us by ZF Micro Solutions, Inc. (See Note 13 to the Consolidated Financial Statements) and $3.1 million for the settlement of certain patent infringement claims, which were partially offset by $11.1 million of net intellectual property income. Fiscal 2004 net income also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations" (See
Note 7 to the Consolidated Financial Statements).

o Net Sales

                                     ------------- ------------ ------------- ------------ --------------
          Years Ended:                 May 29,                    May 30,                  May 25, 2003
          (In Millions)                 2005        % Change       2004        % Change
                                     ------------- ------------ ------------- ------------ --------------

                                       $1,668.5          (1%)     $1,680.3          23%     $ 1,365.9
          Analog segment
          As a % of net sales              87%                        85%                        82%

          All others                      244.6         (19%)        302.8          (1%)        306.6
          As a % of net sales              13%                        15%                        18%
                                     -------------              -------------              --------------

          Total net sales              $1,913.1                   $1,983.1                  $ 1,672.5
                                     =============              =============              ==============
                                          100%                       100%                       100%

     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements.

     In fiscal 2005, the Analog segment represented 87 percent of our total sales compared to 85 percent in fiscal 2004. Analog segment sales in the first half of fiscal 2005 grew 13 percent over sales in the first half of fiscal 2004. However, efforts by distributors and customers to reduce inventories combined with lower than expected demand patterns as we exited the summer quarter caused sales for the second half of fiscal 2005 to decline 12 percent compared to sales in the second half of fiscal 2004. Although distributors continued to reduce inventories during the second half of fiscal 2005, we have seen these activities at distributors stabilize in the most recently completed fourth quarter as our sales grew sequentially over the previous third quarter. Our analog unit shipments were down 9 percent in fiscal 2005 from fiscal 2004, but blended-average analog selling prices were up by 9 percent in fiscal 2005 over fiscal 2004, reflecting both a mix of higher value products as well as some actual price increases.

     Within the Analog segment, sales from the power management area continued to grow for fiscal 2005 with a 9 percent increase over fiscal 2004. This was driven mainly by increased activity in wireless handsets. Sales from both the audio amplifier and data conversion business units increased by 1 percent in fiscal 2005 over fiscal 2004. However, sales from the application-specific wireless (including radio frequency building blocks) and non-audio amplifier business units declined in fiscal 2005 by 11 percent and 7 percent, respectively, from fiscal 2004. The decrease in radio frequency chip sales was due to a trend in cellular handsets in which the radio function is migrating from discrete building-block solutions to more highly-integrated chips. Phones that utilize integrated radios typically do not need discrete PLL building block chips, such as those sold by National.

     For fiscal 2005, sales decreased in all geographic regions compared to fiscal 2004. The decreases were 10 percent in the Americas and 3 percent in the Asia Pacific region while both Europe and Japan each decreased 1 percent. Sales in fiscal 2005 as a percentage of total sales remained flat at 20 percent in Europe and 13 percent in Japan, while the Asia Pacific region increased to 47 percent and the Americas decreased to 20 percent. Foreign currency-denominated sales in fiscal 2005 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar. However, the impact was minimal since only 20 percent of our total sales was denominated in a foreign currency.

     Beginning in fiscal 2005, product families within the standard analog business unit, which was previously a separate business unit of the Analog segment, were reassigned to the other business units within the Analog segment. The corresponding sales information presented below for fiscal 2004 compared to fiscal 2003 has been reclassified to reflect this change.

     Our sales growth in fiscal 2004 was essentially all due to the Analog segment. Growth in Analog segment sales was driven by higher consumer demand for products such as wireless phones and notebook computers, and also because of a general trend towards increased analog semiconductor content in a variety of electronic products. Unit volume was up 22 percent over the prior year and blended-average selling prices for fiscal 2004 as a whole grew slightly at 1 percent over fiscal 2003. Blended-average selling prices were higher in the second half of fiscal 2004, reflecting both a richer mix of products as well as actual price improvements, as we actively strived to increase our sales of high-value, high-performance analog products.

     Within the Analog segment, sales of power management products led the growth in sales with an increase of 45 percent from sales in fiscal 2003 where we continued to grow at a faster rate than the overall market. Also contributing to the growth in fiscal 2004 were sales of audio amplifier products with an increase of 30 percent and sales of data conversion and application-specific wireless (including radio frequency building blocks) products each with increases of 26 percent over sales in fiscal 2003.

     For fiscal 2004, sales increased in all geographic regions compared to fiscal 2003. The increases were 35 percent in Japan, 21 percent in the Asia Pacific region, 16 percent in Europe and 8 percent in the Americas. As a percentage of total sales, the Asia Pacific region remained at 46 percent and Europe remained at 20 percent, while Japan increased to 13 percent of total sales and the Americas decreased to 21 percent. Foreign currency-denominated sales in fiscal 2004 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar, but the impact on overall fiscal 2004 sales was minimal since only a quarter of our total sales was denominated in foreign currency.

o Gross Margin

                                   -------------- ------------- ------------- ------------ --------------
          Years Ended:             May 29, 2005                   May 30,                  May 25, 2003
          (In Millions)                            % Change        2004        % Change
                                   -------------- ------------- ------------- ------------ --------------

           Net sales                $ 1,913.1           (4%)     $ 1,983.1          19%     $ 1,672.5
           Cost of sales                892.3           (8%)         970.8           3%         946.8
                                   --------------               -------------              --------------

           Gross margin             $ 1,020.8                    $ 1,012.3                  $   725.7
                                   ==============               =============              ==============
            As a % of net sales          53%                          51%                        43%

     The increase in gross margin percentage in 2005 compared to 2004 was mainly driven by improvements in product mix and blended-average selling prices. Our wafer-fabrication capacity utilization (based on wafer starts) was actually down year over year at 72 percent in fiscal 2005 compared to 93 percent in fiscal 2004. Because of this lower utilization, we implemented mandatory factory shutdowns and initiated an action in January 2005 to eliminate 421 manufacturing personnel positions. Our product mix has improved through active efforts to increase the portion of our business that comes from high-value, higher-performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Since these analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 87 percent of total net sales in fiscal 2005 from 85 percent of total net sales in fiscal 2004 also had a positive impact on gross margin, despite lower factory utilization.

     The increase in gross margin in fiscal 2004 over fiscal 2003 was driven by a combination of higher factory utilization and improvement in product mix. Wafer-fabrication capacity utilization during fiscal 2004 was 93 percent, based on wafer starts, compared to 71 percent for fiscal 2003. The product mix improvements discussed above, combined with higher factory utilization and an increase in Analog segment sales to 85 percent of total sales in fiscal 2004 (as compared to 82 percent in fiscal 2003) all contributed to the gross margin increase in fiscal 2004. As noted above, our analog products generally have higher margins than non-analog products.

o Research and Development

                                  --------------- ------------- ------------- ------------ --------------
          Years Ended:            May 29, 2005                    May 30,                  May 25, 2003
          (In Millions)                            % Change        2004        % Change
                                  --------------- ------------- ------------- ------------ --------------

          Research and
            development              $ 333.0            (7%)       $ 357.1         (19%)      $ 439.2
          As a % of net sales           17%                           18%                        26%

Research and development expenses shown in the table above exclude an in-process R&D charge of $0.7 million in fiscal 2003.

     Lower research and development expenses in fiscal 2005 compared to fiscal 2004 reflect full-year cost savings from our sale and exit of the information appliance business in August 2003 and the completion in fiscal 2004 of other actions aimed at reducing our research and development expenses as a percentage of sales. R&D expenses for fiscal 2005 also reflect reductions due to the sale of the imaging and PC Super I/O businesses that occurred during the fiscal year. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Total company spending in fiscal 2005 compared to fiscal 2004 was down 6 percent for new product development and 8 percent for process and support technology. Although research and development spending for the year is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased as we continued to invest in the development of new analog and mixed-signal technology-based products for wireless handsets, displays, notebook PCs, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

     Lower research and development expenses in fiscal 2004 from fiscal 2003 reflect the full-year impact of actions we initially launched in February 2003 to reduce our research and development expenses as a percentage of sales. These actions included exits of businesses, headcount reductions and restructuring of a licensing agreement with Taiwan Semiconductor Manufacturing Company. Total company spending through fiscal 2004 for new product development was down 15 percent. Fiscal 2004 spending on process and support technology was down 33 percent from fiscal 2003 primarily because the business areas we exited had been incurring proportionally higher process and support technology related expenditures.

o Selling, General and Administrative

                                  -------------- ------------- ------------- ------------ --------------
        Years Ended:              May 29, 2005                   May 30,                  May 25, 2003
        (In Millions)                             % Change        2004        % Change
                                  -------------- ------------- ------------- ------------ --------------

        Selling, general and
          administrative             $ 256.2           (9%)       $ 283.4           6%       $ 266.7
        As a % of net sales             13%                          14%                        16%

The reductions in selling, general and administrative expenses for fiscal 2005 compared to fiscal 2004 reflect our continuing efforts to manage our cost structure more efficiently. In addition, we implemented discretionary cost control programs during fiscal 2005 in response to the industry-wide sales declines we saw in the early part of the fiscal year that was driven by excess inventories in the supply chain. Although to a much lesser extent than R&D expenses, SG&A expenses for fiscal 2005 also reflect some reductions due to the sale of the imaging and PC Super I/O businesses that occurred during the fiscal year. The SG&A expenses in fiscal 2005 are down from fiscal 2004 not only in actual dollars, but also as a percent of sales.

     The increases in selling, general and administrative expenses for fiscal 2004 over fiscal 2003 were consistent with increased business levels and were mainly due to higher costs in fiscal 2004 related to employee compensation and benefits, as well as incremental costs for outside services. Although sales levels increased substantially in fiscal 2004, we focused on controlling our cost structure in a way that allowed sales to rise faster than expenses. As a result, SG&A expenses as a percent of sales declined from 16 percent in fiscal 2003 to 14 percent in fiscal 2004.

o Cost Reduction Programs and Restructuring of Operations

Our fiscal 2005 results include net charges of $23.9 million for cost reduction and restructuring charges related to several actions taken during fiscal 2005. These actions include workforce reductions connected with the divestiture of the imaging business, the streamlining of manufacturing to address the lower utilization of manufacturing facilities experienced during the fiscal year and a reorganization of our business operations effective at the beginning of fiscal 2006. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of fiscal 2005 activity related to previously announced actions.

     During fiscal 2004, we substantially completed all cost reduction actions related to our strategic profit-improvement actions initially launched in February 2003. These actions included the exit and sale of the information appliance business, and other actions aimed at improving profitability and return on invested capital. Net charges in fiscal 2004 for cost reduction programs and restructuring of operations were $19.6 million.

o Interest Income and Interest Expense

                                                     ------------- -------------- -------------
                   Years Ended:                        May 29,     May 30, 2004     May 25,
                   (In Millions)                        2005                         2003
                                                     ------------- -------------- -------------

                     Interest income                     $ 17.4        $ 11.6         $ 16.3
                     Interest expense                      (1.5)         (1.2)          (1.5)
                                                     ------------- -------------- -------------
                     Interest income, net                $ 15.9        $ 10.4         $ 14.8
                                                     ============= ============== =============

The increase in interest income, net, for fiscal 2005 compared to fiscal 2004 was due to higher-average cash balances and higher interest rates. Interest expense in fiscal 2005 also includes the accretion of interest associated with software license obligations.

     The decrease in interest income, net for fiscal 2004 compared to fiscal 2003 was due to lower average interest rates on lower average cash balances in fiscal 2004. Although we generated positive cash flow from operations, our cash balances in fiscal 2004 were lower mainly as a result of the repurchase of 32.4 million shares of our common stock for $542.5 million. Offsetting interest expense was lower during fiscal 2004 compared to fiscal 2003 as we reduced our outstanding debt.

o Other Non-operating Expense, Net

                                                       ------------- -------------- -------------
          Years Ended:                                   May 29,     May 30, 2004     May 25,
          (In Millions)                                   2005                         2003
                                                       ------------- -------------- -------------

            Share in net losses of equity-method
               investments                                 $ (5.7)      $ (14.1)       $ (15.9)
            Net gain (loss) on marketable and other
              investments, net                                0.7           7.0           (3.9)
            Other                                            (0.5)          0.2            0.1
                                                       ------------- -------------- -------------
            Total other expense, net                       $ (5.5)      $  (6.9)       $ (19.7)
                                                       ============= ============== =============

The components of other non-operating expense, net are primarily derived from activities related to our investments. Net gain on investments in fiscal 2005 relates to the sale of shares in a nonpublicly traded company. The share of net losses in equity-method investments was lower in fiscal 2005 than in fiscal 2004 and 2003 because we now hold fewer equity-method investments in nonpublic companies. Net gain on investments for fiscal 2004 was primarily from the sale of shares in two nonpublicly traded companies upon their acquisitions by third parties. Net loss on investments in fiscal 2003 was the result of impairment losses for other-than-temporary declines in fair value of nonmarketable investments that more than offset gains from the sale of marketable investments.

o Income Tax Expense

We recorded an income tax benefit of $5.4 million on income before taxes in fiscal 2005. This compares to income tax expense of $49.0 million in fiscal 2004 and income tax expense of $10.0 million in fiscal 2003. While the income before taxes was higher in fiscal 2005 than it was in fiscal 2004 and 2003, an income tax benefit arose primarily due to the recognition of additional tax benefits that had not been previously recognized.

     The annual effective tax rate for fiscal 2005 was approximately a 1.3 percent benefit. This included fiscal 2005 tax expense of $160.8 million, which consisted of U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million. The increase in deferred tax assets during fiscal 2005 of $233.5 million is from a $164.4 million release of a valuation allowance to equity and benefits of $65.1 million to continuing operations and $4.0 million to other comprehensive income. The deferred tax benefit of $65.1 million to continuing operations arises from a $166.2 million change in the beginning of the year valuation allowance and utilization of $101.1 million of deferred tax assets during fiscal 2005 excluding tax effect on other comprehensive income items.

     Fiscal 2004 tax expense consisted primarily of U.S. income tax, net of benefits related to prior period net operating losses and tax credits, and non-U.S. income taxes. The fiscal 2003 tax expense represented non-U.S. income taxes on international income.

     Our ability to realize the net deferred tax assets ($319.1 million at May 29, 2005) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Because our ability to utilize these tax assets is dependent on future results, it is possible that we will be unable to ultimately realize some portion or all of the benefits of recognized tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

o Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2005 was concentrated in U.K. pound sterling, Singapore dollar, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen, pound sterling and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

     At some of our international locations, we maintain defined benefit pension plans that are operated in accordance with local statutes and practices. As required by the pension accounting standards, we record an adjustment for minimum pension liability to adjust the liability related to one of these plans to equal the amount of the unfunded accumulated benefit obligation. For fiscal 2005, the adjustment was $13.5 million and a corresponding amount, net of a $4.0 million tax effect, is reflected in the consolidated financial statements as a component of accumulated other comprehensive loss. The unfunded benefit obligation decreased from $86.4 million in fiscal 2004 to $83.8 million in fiscal 2005 primarily because of contributions paid to the plans totaling $26.5 million. As we have done in the past, we plan to continue to fund the plan in the future to adequately meet the minimum funding requirements under local statutes.

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

     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

     All of the potential changes noted above are based on sensitivity analyses performed on our balances as of May 29, 2005.

o Liquidity and Capital Resources

                                 ------------ ---------- ----------- ---------- -----------
Years Ended:                     May 29,                 May 30,                May 25,
(In Millions)                       2005                   2004                   2003
                                 ------------ ---------- ----------- ---------- -----------

Net cash provided by
  operating activities              $ 528.5                 $ 477.7                $ 221.6

Net cash used by
  investing activities                (69.9)                 (252.2)                (123.4)

Net cash (used by) provided
  by financing activities            (234.4)                 (384.8)                  22.7
                                 ------------            -----------            -----------
                                    $ 224.2                 $(159.3)               $ 120.9
                                 ============            ===========            ===========

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2005, 2004 and 2003 are described below:

     The improvement in net income has been the primary contributor to the increase in cash generated from operating activities in both fiscal 2005 and fiscal 2004. In fiscal 2005, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization), which substantially offset the negative impact that came from changes in working capital components, primarily from decreases in accounts payable and accrued expenses. The decrease in the allowance for receivables in fiscal 2005 comes from activity under distributor incentive programs and lower receivables associated with reduced sales levels. We also generated cash from operating activities in fiscal 2004. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components. In fiscal 2003, we generated cash from operating activities because the impact from the net loss, adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components.

     Major uses of cash for investing activities during fiscal 2005 included investment in property, plant and equipment of $96.6 million, primarily for the purchase of machinery and equipment, purchases of available for sale securities of $16.8 million, and payments for security deposits on leased equipment of $21.8 million. These were partially offset by proceeds of $71.5 million from the sale of assets associated with the imaging and PC Super I/O businesses. Major uses of cash for investing activities during fiscal 2004 included investment in property, plant and equipment of $215.3 million, primarily for the purchase of machinery and equipment, net purchases of available-for-sale securities of $27.7 million and payments for security deposits on leased equipment of $20.1 million. Major uses of cash for investing activities for fiscal 2003 included investment in property, plant and equipment of $154.9 million, primarily for machinery and equipment, the acquisition of DigitalQuake for $11.0 million, net of cash acquired (See Note 4 to the Consolidated Financial Statements) and investment in nonpublicly traded companies of $21.8 million. These uses of cash were partially offset by proceeds from the net sale and maturity of marketable securities of $49.2 million

     The primary use of cash from our  financing  activities  in fiscal 2005 was for the repurchase of 18.8 million shares of our common stock for $323.5 million. Of these shares, 17.6 million shares were repurchased in the open market for $298.5 million and the remaining 1.2 million shares were repurchased through privately negotiated transactions with a major financial institution. We also used cash to make payments of $15.2 million on software license obligations and $14.1 million for cash dividends. These amounts were partially offset by proceeds of $118.4 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2004 came from our repurchase of a total of 32.4 million shares of our common stock for $542.5 million, net advances of $29.4 million to acquire our common stock and payments of $22.7 million on software license obligations. A portion (15.7 million shares) of the stock repurchase was transacted directly with a major financial institution and the remainder in the open market. These uses of cash were partially offset by proceeds of $211.9 million from the issuance of common stock under employee benefit plans. The primary source of cash from financing activities during fiscal 2003 came from the issuance of common stock under employee benefit plans of $42.7 million, which was partially offset by payments of $14.6 million on software license obligations and $5.4 million for repayment of our outstanding debt balances.

     In March 2005, we announced that our Board of Directors had approved a new $400 million stock repurchase program similar to the previous two programs approved in fiscal 2004. The stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. As of May 29, 2005, we had $304.0 million remaining available for future common stock repurchases under this program. We also paid cash dividends of $14.1 million during fiscal 2005. In June 2005, our Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend totaling $7.0 million was paid on July 11, 2005 to shareholders of record at the close of business on June 20, 2005.

     We foresee continuing cash outlays for plant and equipment in fiscal 2006, with our primary focus on analog capabilities at our existing sites. Capital expenditures for fiscal 2005 were considerably lower than what we typically expect as a result of our efforts to control costs and respond to reduced utilization. We currently expect fiscal 2006 capital expenditures to return to a more typical level and to be higher than the fiscal 2005 level. We will continue to manage the level of capital expenditures in light of sales levels, capacity utilization and industry business conditions. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the planned capital investments in fiscal 2006, as well as the declared dividend and the stock repurchase program.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 29, 2005:

                                 Fiscal Year:                                            2011 and
(In Millions)                    2006            2007      2008      2009     2010       thereafter     Total
                                 --------------- --------- --------- -------- ---------- -------------- -----------
Contractual obligations:
Debt obligations                   $ -             $ -       $22.8     $ -      $ -           $ 0.2      $ 23.0
Accrued software license
  obligations                       10.2             8.2       -         -        -             -          18.4
Noncancelable
  operating leases                  30.9            24.8      11.7       7.1      4.3           2.8        81.6
Other purchase obligations           4.3             3.5       2.3       0.2      -             -          10.3
                                 --------------- --------- --------- -------- ---------- -------------- -----------
Total                              $45.4           $36.5     $36.8     $ 7.3    $ 4.3         $ 3.0      $133.3
                                 =============== ========= ========= ======== ========== ============== ===========


Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                        $ 9.1             -         -         -         -            -        $  9.1
                                 =============== ========= ========= ======== ========== ============== ===========

     In addition, as of May 29, 2005, capital purchase commitments were $3.7 million.

     We do not currently have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which might be established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We do not engage in trading activities involving non-exchange traded contracts. As a result, we do not believe we are materially exposed to financing, liquidity, market or credit risks that could arise if we had engaged in these relationships.

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

     In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." The provisions of this Statement are effective for inventory costs incurred beginning with our fiscal year 2007. We are currently analyzing this statement and have not yet determined its impact on our consolidated financial statements.

     In December 2004, The Financial Accounting Standards Board issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions." The amendments made by this Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement is effective for nonmonetary asset exchanges that occur beginning in our second fiscal period of fiscal 2006 and we will apply its provisions prospectively upon adoption. We currently expect that the adoption of this statement will not have a material effect on our consolidated financial statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. This statement is effective beginning with our 2007 fiscal year. We are currently evaluating the requirements of SFAS No. 123(R) and although we have not yet determined the precise impact to our financial statements and how similar it may be to the amounts currently presented in our pro forma information under the current SFAS No. 123, we believe the adoption of SFAS No. 123(R) will materially increase expenses and reduce profits in the reported results of our operations. In March 2005, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin No. 107, "Share-Based Payment," which expresses the view of the SEC staff regarding the application of SFAS No. 123(R). SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations. It also provides the staff's views regarding the valuation of share-based payment arrangements for public companies. The interpretive guidance is intended to assist companies in applying the provisions of SFAS No. 123(R) and investors and users of the financial statements in analyzing the information provided. We are currently analyzing Staff Accounting Bulletin No. 107 to determine the impact of implementation of SFAS No. 123(R).

     In December 2004, the Financial Accounting Standards Board issued FSP 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004." FSP 109-2 provides companies with additional time beyond the financial reporting period of enactment to evaluate the effects of the Act on their plans for repatriation of foreign earnings for purposes of applying SFAS No. 109, "Accounting for Income Taxes." We are currently evaluating the repatriation provisions of the Act, which if implemented by us would affect our tax provision and deferred tax assets and liabilities. However, given the early stage of our evaluation, we are unable to determine the exact amount that may be repatriated or the related potential income tax effects of such repatriation. Based on the analysis to date, however, it is reasonably possible that as much as $500 million could be repatriated, which would then require a corresponding tax liability of up to $45 million. We expect to be in a position to finalize our analysis by March 2006.

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

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This statement establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. This statement replaces APB No. 20 and SFAS No. 3, although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in our fiscal year 2007. We currently do not expect the adoption of this statement to have any impact on our consolidated financial statements.

o Outlook

Our business during much of fiscal 2005 was affected by a slowdown in order rates, particularly from our distributors. This was primarily caused by a combination of shorter lead times and excess inventory levels in the supply chain, especially in the first half of the fiscal year.

     Turns orders in fiscal 2005, which are orders received with delivery requested in the same quarter, were unusually low relative to past history. However, turns orders were higher in the fourth quarter of fiscal 2005 because distributor resales were higher in the fourth quarter and distributor inventories were at much lower levels than a few quarters ago. Total new orders also grew sequentially in the fourth quarter of fiscal 2005, due to the same reasons. Our orders for products in key analog standard linear market areas grew at rates higher than the company's overall average. Historically, order patterns during our first quarter are generally lower than in the preceding fourth quarter due to lower manufacturing activity at our customers that is typical over the summer season, particularly in the European region.

     As we ended fiscal 2005, although we saw indications that the excess inventory conditions that persisted for much of the year were largely behind us, the overall economic conditions of the semiconductor industry continued to be difficult to predict. Entering our first quarter of fiscal 2006, we assumed that distributor resales will be flat to slightly down, which is the typical summer pattern based on past years. We also assumed a drop-off in sales due to the sale of our PC Super I/O business, which was completed in May 2005, and the sale of our cordless business, which was announced in May 2005 and completed in June 2005. Our opening 13-week backlog entering the first quarter of fiscal 2006 was slightly higher than it was at the beginning of the previous quarter. Considering all factors, including those discussed above, we provided guidance for net sales in the first quarter of fiscal 2006 to be flat to down 2 percent compared to the level achieved in our fiscal 2005 fourth quarter, with gross margin percentage to be comparable to the percentage achieved in the fourth quarter of fiscal 2005.

     In July 2005, we announced that we plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next nine to twelve months. Although we expect some future reduction in our manufacturing costs once the closure is completed, manufacturing costs during the interim may be unfavorably affected.

     During fiscal 2005, the American Jobs Creation Act of 2004 was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. As we are currently evaluating the provision of the Act, we have not yet determined its impact to our income tax expense for fiscal 2006. If we were to repatriate foreign earnings, we would incur incremental income tax expense for those repatriated amounts. Our overall income tax expense may also be affected by the closing of acquisitions or divestitures, the jurisdiction in which profits are determined to be earned and taxed, changes in estimates of credits and deductions, the resolution of issues arising from tax audits with various tax authorities, the finalization of various tax returns and changes in our ability to realize deferred tax assets.

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

     The wireless handset market continues to drive a significant portion of our overall sales. New products are being developed to address new features and functionality in handsets, such as color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are often uncertain and difficult to predict with accuracy. Since the wireless handset market is a consumer market, downturns in the economy that affect consumer demand will impact our business and results.

If our development of new products is delayed or market acceptance is below our expectations, our future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, other portable devices and applications in other broad markets that require analog technology. We cannot assure you that we will develop and introduce successful new products and our failure to bring these products to market may harm our operating results.

We face risks from our international operations. We conduct a substantial portion of our operations outside the United States. Our new assembly and test facility in China that commenced operations in fiscal 2005 has expanded our international operations to include China, where we had not previously conducted manufacturing operations. International operations subject our business to risks associated with many factors beyond our control. These factors include:

- fluctuations in foreign currency rates;
- instability of foreign economies;
- emerging infrastructures in foreign markets;
- support required abroad for demanding manufacturing requirements;
- foreign government instability and changes; and
- U.S. and foreign laws and policies affecting trade and investment.

     Although we did not experience any materially adverse effects from our foreign operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and could adversely affect us in the future. In addition, although we have a program to hedge our exposure to currency exchange rate fluctuations, our competitive position relative to non-U.S. suppliers can be affected by the exchange rate of the U.S. dollar against other currencies, particularly the Japanese yen, euro and pound sterling.

Investments, Acquisitions and Divestitures. We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives (which include gross margin, operating margin, and return on invested capital objectives). Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending. We have made and will continue to consider making strategic business divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

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

Current World Events. Terrorist activities worldwide and hostilities in and between nation states cause uncertainty on the overall state of the world economy. We have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of varying illnesses that have the potential for becoming pandemic could also adversely affect our business. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may affect our future costs and revenues.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
Financial Statements of National Semiconductor Corporation and Subsidiaries:

Consolidated Balance Sheets at May 29, 2005 and May 30, 2004                 39

Consolidated Statements of Operations for each of the years in the
   three-year period ended May 29, 2005                                      40

Consolidated Statements of Comprehensive Income (Loss) for each of the years
   in the three-year period ended May 29, 2005                               41

Consolidated Statements of Shareholder' Equity for each of the years
   in the three-year period ended May 29, 2005                               42

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 29, 2005                                      43

Notes to Consolidated Financial Statements                                   44

Reports of Independent Registered Public Accounting Firm                     80


Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts for each of the
   years in the three-year period ended May 29, 2005                         89

Financial Statements of iReady Corporation and Subsidiary:

For the years ended September 30, 2003 and 2003; and the
   four-month period ended January 31, 2004*                       Exhibit 99.1

*These financial statements are set forth in exhibit 99.1 and incorporated herein by reference.

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                  May 29,       May 30,
In Millions, Except Share Amounts                                                 2005          2004
                                                                                  ------------- --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  867.1       $  642.9
    Short-term marketable investments                                                   155.1          139.3
    Receivables, less allowances of $26.7 in 2005 and $46.7 in 2004                     123.9          198.9
    Inventories                                                                         170.2          200.1
    Deferred tax assets                                                                 126.9           12.3
    Other current assets                                                                 70.3           52.3
                                                                                  ------------- --------------
Total current assets                                                                  1,513.5        1,245.8
Property, plant and equipment, net                                                      605.1          699.6
Goodwill                                                                                 87.2          173.3
Deferred tax assets, net                                                                192.2           73.3
Other assets                                                                            106.2           88.4
                                                                                  ------------- --------------
Total assets                                                                         $2,504.2       $2,280.4
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Current portion of long-term debt                                                $     -        $   22.1
    Accounts payable                                                                     64.7          141.0
    Accrued expenses                                                                    143.6          234.8
    Income taxes payable                                                                 76.7           63.4
                                                                                  ------------- --------------
Total current liabilities                                                               285.0          461.3
Long-term debt                                                                           23.0              -
Other noncurrent liabilities                                                            142.1          138.6
                                                                                  ------------- --------------
Total liabilities                                                                    $  450.1       $  599.9
Commitments and contingencies
Shareholders' equity:
    Preferred stock of $0.50 par value.  Authorized 1,000,000 shares.                $     -        $     -
    Common stock of $0.50 par value.  Authorized 850,000,000 shares.
        Issued and outstanding 347,952,971 in 2005 and 357,611,988 in 2004              174.0          178.8
    Additional paid-in capital                                                        1,024.5        1,038.9
    Retained earnings                                                                   961.2          560.0
    Unearned compensation                                                               (7.4)          (8.8)
    Accumulated other comprehensive loss                                               (98.2)         (88.4)
                                                                                  ------------- --------------
Total shareholders' equity                                                            2,054.1        1,680.5
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                           $2,504.2       $2,280.4
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended                                                           May 29,      May 30,      May 25,
In Millions, Except Per Share Amounts                                 2005         2004         2003
                                                                      ------------ ------------ ------------

Net sales                                                              $1,913.1     $1,983.1     $1,672.5
Operating costs and expenses:
     Cost of sales                                                        892.3        970.8        946.8
     Research and development                                             333.0        357.1        439.2
     Selling, general and administrative                                  256.2        283.4        266.7
Goodwill impairment loss                                                   86.1          -            -
Gain from sale of businesses                                              (59.9)         -            -
Cost reduction and restructuring charges                                   23.9         19.6         43.6
Other operating (income) expense, net                                     (18.0)        22.0         (5.4)
                                                                      ------------ ------------ ------------
Total operating costs and expenses                                      1,513.6      1,652.9      1,690.9
                                                                      ------------ ------------ ------------
Operating income (loss)                                                   399.5        330.2        (18.4)
Interest income, net                                                       15.9         10.4         14.8
Other non-operating expense, net                                           (5.5)        (6.9)       (19.7)
                                                                      ------------ ------------ ------------
Income (loss) before income taxes and cumulative effect
     of a change in accounting principle                                  409.9        333.7        (23.3)
Income tax expense (benefit)                                               (5.4)        49.0         10.0
                                                                      ------------ ------------ ------------
Income (loss) before cumulative effect of a change
     in accounting principle                                              415.3        284.7        (33.3)
Cumulative effect of a change in accounting principle
     including tax effect of $0.2                                           -           (1.9)         -
                                                                      ------------ ------------ ------------
Net income (loss)                                                      $  415.3     $  282.8     $  (33.3)
                                                                      ============ ============ ============

Earnings (loss) per share:
Income (loss) before cumulative effect of a change in
    accounting principle:
    Basic                                                                 $ 1.17       $ 0.79       $(0.09)
    Diluted                                                               $ 1.11       $ 0.73       $(0.09)

Cumulative effect of a change in accounting principle
    including tax effect of $0.2:
    Basic                                                                 $  -         $(0.01)      $  -
    Diluted                                                               $  -         $(0.01)      $  -

Net income (loss):
    Basic                                                                 $ 1.17       $ 0.78       $(0.09)
    Diluted                                                               $ 1.11       $ 0.73       $(0.09)

Weighted-average common and potential common
    shares outstanding:
    Basic                                                                 353.9        361.0        363.6
    Diluted                                                               373.9        388.5        363.6

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Years Ended                                                            May 29,       May 30,       May 25,
In Millions                                                            2005          2004          2003
                                                                       ------------- ------------- --------------

Net income (loss)                                                         $ 415.3       $ 282.8       $ (33.3)

Other comprehensive income (loss), net of tax:
     Unrealized loss on available-for-sale securities                        (0.3)         (3.4)        (24.8)
     Reclassification   adjustment   for  net  realized   (gain)  on
available-                                                                    -             -           (10.1)
          for-sale securities included in net income (loss)
     Minimum pension liability                                               (9.5)         29.1         (57.5)
     Derivative instruments:
          Unrealized gain on cash flow hedges                                 -             0.2           0.2
                                                                       ------------- ------------- --------------
Other comprehensive income (loss)                                            (9.8)         25.9         (92.2)
                                                                       ------------- ------------- --------------
Comprehensive income (loss)                                               $ 405.5       $ 308.7       $(125.5)
                                                                       ============= ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                        Accumulated
                                                                  Additional                            Other
                                                Common Stock      Paid-In      Retained   Unearned      Comprehensive
                                            --------------------
In Millions, Except Per Share Amount        Shares   Par Value    Capital      Earnings   Compensation  Loss            Total
------------------------------------------  -------- -----------  -----------  ---------  ------------  --------------  ----------
Balances at May 26, 2002                      360.7      $180.4     $1,325.1     $310.5        $(12.8)         $(22.1)   $1,781.1
Net loss                                         -           -            -       (33.3)           -               -        (33.3)
Issuance of common stock under option,
   purchase and profit sharing plans            6.5         3.2         40.6         -             -               -         43.8
Unearned compensation relating to issuance
   of restricted stock                           -           -           0.5         -           (0.5)             -           -
Cancellation of restricted stock               (0.1)         -          (1.4)        -            0.3              -         (1.1)
Amortization of unearned compensation            -           -            -          -            3.0              -          3.0
Effect of investee equity transactions           -           -           4.7         -             -               -          4.7
Other comprehensive loss                         -           -            -          -             -            (92.2)      (92.2)
------------------------------------------  --------  ----------  -----------  ---------  ------------  --------------  ----------
Balances at May 25, 2003                      367.1       183.6      1,369.5      277.2         (10.0)         (114.3)    1,706.0
Net income                                       -           -            -       282.8            -               -        282.8
Issuance of common stock under option,
   purchase and profit sharing plans           22.9        11.4        202.4         -             -               -        213.8
Unearned compensation relating to issuance
   of restricted stock                          0.2         0.1          3.0         -           (3.1)             -           -
Cancellation of restricted stock               (0.2)       (0.1)        (2.5)        -            1.2              -         (1.4)
Amortization of unearned compensation            -           -            -          -            3.1              -          3.1
Tax benefit associated with stock options        -           -          22.2         -             -               -         22.2
Purchase and retirement of treasury stock     (32.4)      (16.2)      (526.3)        -             -               -       (542.5)
Net advances to acquire treasury stock           -           -         (29.4)        -             -               -        (29.4)
Other comprehensive income                       -           -            -          -             -             25.9        25.9
------------------------------------------  --------  ----------  -----------  ---------  ------------  --------------  ----------
Balances at May 30, 2004                      357.6       178.8      1,038.9      560.0          (8.8)          (88.4)    1,680.5
Net income                                       -           -            -       415.3            -               -        415.3
Cash dividends declared and paid ($0.04
   per share)                                    -           -            -       (14.1)           -               -        (14.1)
Issuance of common stock under option and
   purchase plans                              10.7         5.2        114.2         -             -               -        119.4
Unearned compensation relating to issuance
    of restricted stock                         0.1         0.1          2.5         -           (2.6)             -           -
Cancellation of restricted stock               (0.1)         -          (2.2)        -            0.8              -         (1.4)
Amortization of unearned compensation            -           -            -          -            3.2              -          3.2
Tax benefit associated with stock options        -           -         184.5         -             -               -        184.5
Settlement  of an  advance  to  acquire
    treasury stock                             (1.5)         -          30.0         -             -               -         30.0
Purchase and retirement of treasury stock     (18.8)      (10.1)      (343.4)        -             -               -       (353.5)
Other comprehensive loss                         -           -            -          -             -             (9.8)       (9.8)
------------------------------------------  --------  ----------  -----------  ---------  ------------  --------------  ----------
Balances at May 29, 2005                      348.0      $174.0     $1,024.5     $961.2        $ (7.4)         $(98.2)   $2,054.1
==========================================  ========  ==========  ===========  =========  ============  ==============  ==========

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                              May 29,      May 30,      May 25,
In Millions                                                              2005         2004         2003
                                                                         ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                          $ 415.3      $ 282.8      $ (33.3)
Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle                      -            1.9          -
    Depreciation, amortization and accretion                                 194.4        209.9        228.5
    Net (gain) loss on investments                                            (0.7)        (7.0)         3.9
    Share in net losses of equity-method investments                           5.7         14.1         15.9
    Goodwill impairment loss                                                  86.1          -            -
    Impairment of technology licenses                                          -            -           13.8
    Loss on disposal of equipment                                              1.1          6.2          2.9
    Tax benefit associated with stock options                                 20.1         22.2          -
    Deferred tax provision                                                   (65.1)         -            3.6
    Gain from sale of businesses                                             (59.9)         -            -
    Noncash other operating (income) expenses, net                           (11.1)         1.2         12.8
    Other, net                                                                 2.4          3.6          0.8
    Changes in certain assets and liabilities, net:
        Receivables                                                           76.7        (50.4)        (7.2)
        Inventories                                                           29.8        (62.5)         2.8
        Other current assets                                                 (18.7)       (31.6)         3.4
        Accounts payable and accrued expenses                               (144.4)        78.7        (33.4)
        Income taxes payable                                                  13.3         13.6          1.7
        Other noncurrent liabilities                                         (16.5)        (5.0)         5.4
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    528.5        477.7        221.6
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                    (96.6)      (215.3)      (154.9)
Sale of equipment                                                              -            -            2.3
Sale of businesses                                                            71.5          -            -
Sale and maturity of available-for-sale securities                             -          359.0        892.6
Purchase of available-for-sale securities                                    (16.8)      (386.7)      (843.4)
Sale of investments                                                            0.7         12.1         18.0
Investment in nonpublicly traded companies                                    (0.3)        (1.8)       (21.8)
Business acquisitions, net of cash acquired                                    -            -          (11.0)
Funding of benefit plan                                                       (6.9)        (4.6)        (3.6)
Security deposits on leased equipment                                        (21.8)       (20.1)         -
Other, net                                                                     0.3          5.2         (1.6)
                                                                         ------------ ------------ ------------
Net cash used by investing activities                                        (69.9)      (252.2)      (123.4)
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of debt                                                              -           (2.1)        (5.4)
Payment on software license obligations                                      (15.2)       (22.7)       (14.6)
Issuance of common stock                                                     118.4        211.9         42.7
Net advances to acquire treasury stock                                         -          (29.4)         -
Purchase and retirement of treasury stock                                   (323.5)      (542.5)         -
Cash dividends declared and paid                                             (14.1)         -            -
                                                                         ------------ ------------ ------------
Net cash (used by) provided by financing activities                         (234.4)      (384.8)        22.7
                                                                         ------------ ------------ ------------
Net change in cash and cash equivalents                                      224.2       (159.3)       120.9
Cash and cash equivalents at beginning of year                               642.9        802.2        681.3
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                   $ 867.1      $ 642.9      $ 802.2
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

     Our fiscal year ends on the last Sunday of May and for the fiscal year ended May 29, 2005, we had a 52-week year. For the fiscal year ended May 30, 2004, we had a 53-week year. Operating results for the additional week were considered immaterial to our consolidated results of operations for fiscal 2004. Our fiscal year ended May 25, 2003 was a 52-week year.

On May 13, 2004, we completed a two-for-one stock split of our common stock that was paid in the form of a stock dividend (See Note 10 to the Consolidated Financial Statements). All information about capital stock accounts, share and per share amounts included in the accompanying consolidated financial statements and related notes for fiscal 2004 and 2003 have been retroactively adjusted to reflect this stock split.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 47 percent of our semiconductor product sales were made through distributors in fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances.

     In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. In general, distributors do not have the right to return product, except under customary warranty provisions. The programs we offer to our distributors could include one or more of the following:

o Allowances involving pricing and volume. We refer to this as the "contract sales debit" program;
o Discount for early payment. We refer to this as the "prompt payment" program; and
o Allowance for inventory scrap. We refer to this as the "scrap allowance" program.

     Under the contract sales debit program, products are sold to distributors at standard published prices that are contained in price books that are broadly provided to our various distributors. Distributors are required to pay for this product within our standard commercial terms. After the initial purchase of the product, the distributor has the opportunity to request a price allowance for a particular part number depending on the current market conditions for that specific part as well as volume considerations. This request is made prior to the distributor reselling the part. Once we have approved an allowance to the distributor, the distributor proceeds with the resale of the product and credits are issued to the distributor in accordance with the specific allowance that we approved. Periodically, we issue new distributor price books. For those parts for which the standard prices have been reduced, we provide an immediate credit to distributors for inventory quantities they have on hand.

     Under the prompt payment program, certain distributors are granted a fixed percentage discount off the invoice price for payment earlier than our standard commercial terms.

     Under the scrap allowance program, certain distributors are given a contractually defined allowance to cover the cost of any scrap they might incur. The amount of the allowance is specifically agreed upon with each distributor.

     The revenue we record for these distribution sales is net of estimated allowances for these programs. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowances against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates.

     Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

     Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and are not a material component of our total net sales. All other intellectual property income that does not meet such criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of operations. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist. .

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 29, 2005, we have six reporting units that contain goodwill. Acquisition-related intangible assets other than goodwill include developed technology and patents, which are amortized on a straight-line basis over their estimated useful life (2-6 years). Intangible assets other than goodwill are included within other assets on the consolidated balance sheet.

Impairment of Long-Lived Assets

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance indicate that it is more likely than not that an impairment loss has been incurred. We evaluate goodwill impairment annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. In fiscal 2005 we tested each reporting unit that contains goodwill as part of our annual goodwill impairment evaluation. As a result of our annual evaluation, we recorded an $86.1 million impairment loss on goodwill of the wireless reporting unit, which is an operating segment within our Analog reporting segment. The fair value of the wireless reporting unit was determined using a discounted cash flow approach that incorporated our estimates of future revenues and costs for the business unit. Included in our analysis was consideration of the disposition of our cordless business, which was part of the wireless reporting unit.

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

     In fiscal 2003, we recorded an impairment loss of $ 13.8 million for the write-down of technology licenses, which included a $5.0 million charge associated with the TSMC technology licensing agreement that was restructured in February 2003 (See Note 3 to the Consolidated Financial Statements). We also reached alternative arrangements with two other R&D partners that led to the impairment of additional technology licenses for the remaining $8.8 million.

Income Taxes

We determine deferred tax liabilities and assets at the end of each period based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in our opinion, it is more likely than not that some portion or all of the deferred tax asset will not be realized.

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

     For all years presented, the reported net income (loss) was used in our computation of basic and diluted earnings (loss) per share. A reconciliation of the shares used in the computation follows:

(In Millions)                                                     2005             2004            2003
                                                              --------------- ---------------- ---------------

Weighted-average common shares outstanding used
    for basic earnings (loss) per share                            353.9           361.0            363.6
Effect of dilutive securities:
    Stock options                                                   20.0            27.5              -
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings (loss) per share         373.9           388.5            363.6
                                                              =============== ================ ===============

     For the  fiscal  year  ended  May 29,  2005,  we did  not  include  options outstanding to purchase 21.5 million shares of common stock with a weighted-average exercise price of $25.05 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. However, these shares could potentially dilute basic earnings per share in the future. For the fiscal year ended May 30, 2004, we did not include options outstanding to purchase 14.7 million shares of common stock with a weighted-average exercise price of $28.33 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. For the fiscal year ended May 25, 2003, we did not include options outstanding to purchase 88.9 million shares of common stock with a weighted-average exercise price of $14.00 in diluted loss per share since their effect was antidilutive due to the reported loss.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income for fiscal 2005, 2004 and 2003, were net foreign currency losses of $1.0 million, $1.2 million and $3.5 million, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a maturity of three months or less at the time of purchase. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 12 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants.

Marketable Investments. Debt and marketable equity securities are classified into held-to-maturity or available-for-sale categories and are included. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity date. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. These marketable securities are included as cash and cash equivalents, short-term and long-term marketable securities based on their holding period.

Nonmarketable Investments. We have investments in nonpublicly traded companies as a result of various strategic business ventures. These nonmarketable investments are included on the balance sheet in other assets. We record at cost nonmarketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. We use the equity method of accounting for nonmarketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest. Under the equity method, we record our proportionate share of income or loss of the investees in non-operating income. As of May 29, 2005, we had nonmarketable investments of $6.9 million included in other assets, of which $1.6 million represents strategic business investments in four small nonpublicly traded companies accounted for under the equity method. The remainder of the investments is accounted for under the cost method.

     Summarized unaudited financial information of our equity-method investments as of and for periods ended closely corresponding to our fiscal years is presented in the following table:

(In Millions)                                                      2005          2004
                                                                ------------- -------------
COMBINED FINANCIAL POSITION (Unaudited)
Current assets                                                       $ 30.2        $ 38.8
Noncurrent assets                                                       3.2           4.9
                                                                ------------- -------------
Total assets                                                         $ 33.4        $ 43.7
                                                                ============= =============
Current liabilities                                                     9.3           8.5
Noncurrent liabilities                                                  3.8           5.0
Shareholders' equity                                                   20.3          30.2
                                                                ------------- -------------

Total liabilities and shareholders' equity                           $ 33.4        $ 43.7
                                                                ============= =============


(In Millions)                                                      2005          2004           2003
                                                                ------------- ------------- --------------

COMBINED OPERATING RESULTS (Unaudited)
Sales                                                               $  14.1       $  20.8        $   4.8
Costs and expenses                                                     43.1          49.3           41.3
                                                                ------------- ------------- --------------
Operating loss                                                      $(29.0)       $(28.5)        $(36.5)
                                                                ============= ============= ==============
Net loss                                                            $(26.8)       $(35.2)        $(45.6)
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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments (including the deferred compensation plan assets), long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 29, 2005 and May 30, 2004. The estimated fair value of debt was $23.0 million at May 29, 2005 and $22.0 million at May 30, 2004. See
Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 11 to the Consolidated
Financial Statements for more complete information on our stock-based compensation plans.

     Pro forma information regarding net income (loss) and earnings (loss) per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income (loss) and earnings (loss) per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2005, 2004 and 2003 was $11.73, $8.45 and $4.76 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $5.23, $3.90 and $2.59 per share for fiscal 2005, 2004 and 2003, respectively. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model that uses the following weighted-average assumptions for fiscal 2005, 2004 and 2003:

                                               2005              2004               2003
                                         ------------------ ----------------- ------------------
STOCK OPTION PLANS
     Expected life (in years)                    5.2                4.9               5.0
     Expected volatility                        71%                75%               77%
     Risk-free interest rate                     3.4%               3.3%              2.7%
       Dividend Yield*                           -                  -                 -

                                               2005              2004              2003
                                         ------------------ ----------------- ------------------
STOCK PURCHASE PLANS
     Expected life (in years)                    0.5                0.4               0.3
     Expected volatility                        45%                46%               54%
     Risk-free interest rate                     1.6%               1.3%              1.1%
       Dividend Yield                            0.2%               -                 -

     * The weighted-average expected dividend yield calculation for stock option plans in fiscal 2005 was less than 0.01 percent since the majority of the stock options included in the calculation were granted prior to any expectation of dividend payments.

     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period for options and the three-month purchase period for stock purchases under the stock purchase plans.

         The pro forma information follows:

 (In Millions,  Except Per Share Amounts)                      2005           2004           2003
                                                           -------------- -------------- ---------------

Net income (loss) - as reported                                 $415.3         $282.8        $( 33.3)
Add back:  Stock compensation charge included in
  net income (loss) determined under the intrinsic
  value method, net of tax                                          3.2            2.2            1.9
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                     16.1          (187.0)        (180.9)
                                                           -------------- -------------- ---------------
Net income (loss) - pro forma                                   $434.6         $ 98.0        $(212.3)
                                                           ============== ============== ===============
Basic earnings (loss) per share - as reported                   $ 1.17         $ 0.78        $ (0.09)
Basic earnings (loss) per share - pro forma                     $ 1.23         $ 0.27        $ (0.58)
Diluted earnings (loss) per share - as reported                 $ 1.11         $ 0.73        $ (0.09)
Diluted earnings (loss) per share - pro forma                   $ 1.16         $ 0.25        $ (0.58)

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

New Accounting Pronouncements

o We adopted the provisions of Emerging Issues Task Force Issue No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock," at the beginning of our fiscal 2005 third quarter. In EITF Issue No. 02-14, the Task Force reached a consensus that when an investor has the ability to exercise significant influence over the operating and financial policies of an investee, the investor should apply the equity method of accounting only when it has an investment in common stock and/or an investment that is in-substance common stock. The Task Force also reached a consensus on the definition of in-substance common stock and provided related guidance. We evaluated our investments subject to this EITF and determined that substantially all investments that were previously accounted for under the equity method of accounting should continue to be accounted for under the equity method of accounting. The adoption of EITF 02-14 had no material impact on our consolidated financial statements.

o    We adopted the  provisions  of Emerging  Issues Task Force Issue No. 03-13,
     "Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations," beginning with our business dispositions that occurred after December 15, 2004. The EITF provides guidance on how to apply the criteria of Paragraph 42 of FASB Statement No. 144. The paragraph states the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations if both of the following conditions are met: (a) the operations and cash flows of the component have been (or will be) eliminated from the ongoing operations of the entity as a result of the disposal transaction and (b) the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The adoption of EITF 03-13 had no material impact on our consolidated financial statements.

Reclassifications

Certain amounts in prior years' consolidated financial statements and notes to consolidated financial statements have been reclassified to conform to the fiscal 2005 presentation. Net operating results have not been affected by these reclassifications.

Note 2.  Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 29, 2005, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of less than one year have a rating of A1/P1 or better. Investments with maturity of more than one year have a minimum rating of AA/Aa2.

     Our cash equivalents consisted of the following as of May 29, 2005 and May 30, 2004:

 (In Millions)                                                               2005           2004
                                                                         -------------- ---------------

CASH EQUIVALENTS
Available-for-sale securities:
  Institutional money market funds                                          $377.5         $501.9
  Commercial paper                                                             -              2.0
                                                                         -------------- ---------------
                                                                             377.5          503.9
Held-to-maturity securities:
  Bank time deposits                                                         372.3           30.5
                                                                         -------------- ---------------

Total cash equivalents                                                      $749.8         $534.4
                                                                         ============== ===============

          Marketable investments at fiscal year-end comprised:

                                                                        Gross         Gross
                                                          Amortized     Unrealized    Unrealized    Estimated
(In Millions)                                             Cost          Gains         Losses        Fair Value
                                                          ------------- ------------- ------------- -------------
2005
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $157.6        $  -          $ (2.5)       $155.1
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $157.6        $  -          $ (2.5)       $155.1
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                          $  0.8        $  2.1        $  -          $  2.9
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                         $  0.8        $  2.1        $  -          $  2.9
                                                          ============= ============= ============= =============

2004
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                          $140.7        $  -          $ (1.4)       $139.3
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                        $140.7        $  -          $ (1.4)       $139.3
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                          $  0.8        $  1.3        $  -          $  2.1
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                         $  0.8        $  1.3        $  -          $  2.1
                                                          ============= ============= ============= =============

     Net unrealized losses on available-for-sale securities of $0.4 million at May 29, 2005 and $0.1 million at May 30, 2004 are included in accumulated other comprehensive loss. The related tax effects are not significant. Long-term marketable investments of $2.9 million at May 29, 2005 and $2.1 million at May 30, 2004 are included in other assets.

     Scheduled maturities of investments in debt securities are:

                                                                                 (In Millions)
                                                                                 ----------------
  2006                                                                                $ 36.5
  2007                                                                                 118.6
                                                                                 ----------------
Total                                                                                 $155.1
                                                                                 ================

     There were no gross realized gains on available-for-sale securities in fiscal 2005, but we recognized gross realized gains of $0.5 million in fiscal 2004 and $11.6 million in fiscal 2003. We recognized impairment losses on available-for-sale securities for other than temporary declines in fair value of $1.6 million in fiscal 2003. No impairment losses were recognized in fiscal 2005 and 2004.

     For nonmarketable investments, we recognized gross realized gains of $0.7 million in fiscal 2005 and $6.4 million in fiscal 2004, which came primarily from the sale of shares and acquisitions by third parties. No such gains were recognized in fiscal 2003. We recognized impairment losses on nonmarketable investments of $0.3 million in fiscal 2004 and $11.6 million in fiscal 2003. No impairment losses were recognized in fiscal 2005.

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

     We are also exposed to variable cash flow that is inherent in our variable-rate debt. We use an interest rate swap to convert the variable interest payments to fixed interest payments. We designate this derivative as a cash flow hedge. For interest rate swaps, the critical terms of the interest rate swap and hedged item are designed to match up, enabling us to assume effectiveness under SFAS No. 133. We recognize interest expense as cash settlements are paid or received.

     We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2005, 2004 or 2003. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

     At May 29, 2005, there was no net amount of existing gains or losses from cash flow hedges expected to be reclassified into earnings within the next year. We recognized a $0.3 million net realized loss from cash flow hedges and a $0.4 million net realized gain from fair value hedges in fiscal 2005. For fiscal 2004, we recognized a $0.6 million net realized loss from cash flow hedges and a $1.6 million net realized gain from fair value hedges. For fiscal 2003, we recognized a $0.5 million net realized loss from cash flow hedges and a $1.3 million net realized gain from fair value hedges.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments as of May 29, 2005 and May 30, 2004. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 29, 2005 and May 30, 2004. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counter parties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                 Carrying       Notional     Estimated    Credit
(In Millions)                                                    Amount         Principal    Fair Value   Risk
                                                                 -------------- ------------ ------------ -------------
2005
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                   $ -            $22.7        $ 0.2        $ -
                                                                 ============== ============ ============ =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts - To sell dollars:
  Pound sterling                                                     $ -            $ 6.1        $ -          $ -
  Singapore dollar                                                     -              3.7          -            -
                                                                 -------------- ------------ ------------ -------------
          Total                                                      $ -            $ 9.8        $ -          $ -
                                                                 ============== ============ ============ =============
Purchased options:
  Japanese yen                                                       $ -            $ 3.0        $ -          $ -
                                                                 ============== ============ ============ =============

2004
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                   $ -            $21.9        $ -          $ -
                                                                 ============== ============ ============ =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts - To sell dollars:
  Pound sterling                                                     $(0.1)         $ 6.3        $(0.1)       $ -
  Singapore dollar                                                     -              4.7          -            -
                                                                 -------------- ------------ ------------ -------------
          Total                                                      $(0.1)         $11.0        $(0.1)       $ -
                                                                 ============== ============ ============ =============
Purchased options:
  Japanese yen                                                       $ 0.1          $ 9.0        $ 0.1        $ -
                                                                 ============== ============ ============ =============

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counter parties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 49 percent of total accounts receivable at May 29, 2005, and approximately 45 percent at May 30, 2004. In fiscal 2005 and 2004, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. In fiscal 2003, we had two distributors who each accounted for approximately 10 percent of total net sales. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3.  Cost Reduction Programs and Restructuring of Operations

Fiscal 2005

We reported net charges of $23.9 million for cost reduction and restructuring charges related to the actions described below. Our cost reduction and restructuring actions in fiscal 2005 were consistent with our strategy of focusing on our analog capabilities and on higher value-added analog products that generate higher gross margins and produce higher returns on invested capital.

In May 2005, we recorded net charges of $2.6 million for cost reduction actions which included $1.8 million of severance for 26 employees, primarily resulting from a reorganization of our business operations. The departure of these employees is expected to be completed in the first quarter of fiscal 2006. Severance payments are generally paid 30-60 days after the employee's actual departure date. Also included is a charge of $1.3 million for a lease obligation on a facility we vacated in connection with a prior cost reduction action that we no longer believe we will be able to sublease. These charges were partially offset by a $0.5 million credit recognized upon the completion of activities related to prior cost reduction actions.

In January 2005, we announced actions to reduce expenses and streamline manufacturing in response to underutilization of our manufacturing facilities. This resulted in a reduction-in-force of 525 employees, consisting of 421 employees working in our manufacturing facilities worldwide and 104 employees from product lines and support functions at various sites, including our headquarters in Santa Clara. The majority of the affected employees had departed by the end of fiscal 2005. The total charge of $21.2 million, primarily related to severance, was partially offset by a $1.1 million credit recognized upon the completion of activities related to prior cost reduction actions. The credit included a $0.6 million release of an accrual for other exit-related costs, primarily coming from lease obligations where we were able to obtain subleases on more favorable terms than originally estimated and a $0.5 million release of an accrual for residual severance costs representing the difference between the actual amounts paid and our original estimated amounts.

     We recorded a gain of $8.8 million in fiscal 2005 upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business to Eastman Kodak Company in September 2004. The imaging business was an operating segment within our Analog reportable segment. The carrying value of the assets sold was $0.9 million. As part of the transaction, Kodak also hired 47 former National employees. Since an intangible asset and certain employees that directly supported the imaging business were not included in the sale, we incurred cost reduction charges for severance for those employees and for the impairment of the asset at the time we announced the sale of the imaging business in late August 2004. Operating results for fiscal 2005 also include a $1.2 million cost reduction charge for the imaging severance and impairment loss as well as severance charges related to other cost reduction actions in the first quarter.

     We recorded a gain of $51.1 million upon close of the sale in May 2005 of our PC Super I/O business to Winbond Electronics Corporation. The PC Super I/O business was a part of our Advanced PC operating segment that was reported under "All Others." Under the terms of the agreement, Winbond acquired intellectual property and certain assets. The carrying value of the assets sold was $0.8 million. In addition, Winbond hired approximately 150 employees, most of whom were based at our research and design center in Herzlia, Israel.

     Further  detail  related  to  cost  reduction  and  restructuring   charges
discussed above is presented in the following table:

                                                   Analog
(In Millions)                                      Segment        All Others      Total
                                                   -------------- --------------- --------------
Cost reduction and restructuring charges:
     Business reorganization:
          Severance costs                                $ 0.3          $ 1.5           $ 1.8
     Streamline operations:
          Severance costs                                  1.6           19.6            21.2
     Imaging business divestiture:
          Severance costs                                  0.3            0.4             0.7
          Asset write-off                                  0.5            -               0.5
          Other                                            -              1.3             1.3
                                                   -------------- --------------- --------------
                                                           2.7           22.8            25.5
                                                   -------------- --------------- --------------
Release of reserves:
     Severance costs                                      (0.1)          (0.7)           (0.8)
     Other exit-related costs                              -             (0.8)           (0.8)
                                                   -------------- --------------- --------------
                                                          (0.1)          (1.5)           (1.6)
                                                   -------------- --------------- --------------
Total cost reduction and restructuring charges           $ 2.6          $21.3           $23.9
                                                   ============== =============== ==============

     In the table above, the write-off of the intangible asset that was a part of the imaging business was a noncash charge. In connection with the PC Super I/O and imaging dispositions, we also entered into separate agreements with the buyers where we will manufacture product for them at prices specified by the terms of the agreements, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. These agreements are effective for one to three years, unless terminated earlier as permitted under their terms.

Fiscal 2004

We reported a net charge of $19.6 million for cost reduction and restructuring charges related to the actions described below. Our cost reduction and restructuring charges in fiscal 2004 primarily related to the profit-improvement actions begun in February 2003.

     During  fiscal  2004,  we   substantially   completed  all  cost  reduction
activities related to the strategic profit-improvement actions initially launched in February 2003. Consistent with the objectives of those actions, we also continued to take supplemental actions during fiscal 2004, primarily for workforce reductions in various manufacturing, product development and support areas. Cost reduction charges related to these supplemental actions included severance costs, as well as asset write-offs and lease obligations we incurred upon vacating certain manufacturing and design center facilities during the year upon closure of those operations.

     In addition to these supplemental actions, we also completed the exit and sale of our information appliance business in late August 2003. This included the sale to AMD of certain intellectual property and assets of the information appliance business. As part of the transaction, AMD hired 125 former National employees who were mostly located in Longmont, Colorado. However, certain information appliance assets were not included in the sale and certain employees that were directly supporting the information appliance business were not hired by AMD, which resulted in additional severance and asset impairment charges. These charges were reduced by proceeds of $10.1 million from the sale of assets that had a carrying value of $7.5 million less transaction costs of $1.3 million. A total of 238 employees were terminated in fiscal 2004 as a combined result of the exit from the information appliance business and the other supplemental actions.

     The charges for the supplemental actions and the exit of our information appliance business were partially offset by a $3.9 million credit for the release of severance and other exit-related cost accruals no longer required. A large portion of the accruals for severance costs was for employees in the information appliance business and the cellular baseband business (closed at the end of fiscal 2003), but the actual severance costs were lower than originally expected because of some voluntary terminations and more employees eventually being hired by AMD in the information appliance disposition than originally expected.

     Total net charges related to cost reduction actions in fiscal 2004, including the sale to AMD of the assets of the information appliance business, are presented in the following table:

                                                    Analog
(In Millions)                                       Segment        All Others    Total
                                                    -------------- ------------- -------------
Cost reduction and restructuring charges:
     Severance costs                                      $ 5.7          $ 6.8         $12.5
     Exit-related costs                                     2.9            3.7           6.6
     Asset write-off                                        1.2            4.5           5.7
                                                    -------------- ------------- -------------
                                                            9.8           15.0          24.8
                                                    -------------- ------------- -------------
Release of reserves:
     Severance costs                                       (0.5)          (2.8)         (3.3)
     Other exit-related costs                              (0.3)          (0.3)         (0.6)
                                                    -------------- ------------- -------------
                                                           (0.8)          (3.1)         (3.9)
                                                    -------------- ------------- -------------
Gain from sale of IA business assets                        -             (1.3)         (1.3)
                                                    -------------- ------------- -------------
Total cost reduction and restructuring charges            $ 9.0          $10.6         $19.6
                                                    ============== ============= =============

     In the table above, the write-off of assets are noncash charges and are attributed primarily to equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. The cellular baseband business was closed at the end of fiscal 2003 as part of our profit-improvement plan. In connection with the information appliance disposition to AMD discussed above, we also entered into a separate supply agreement where we manufacture product for AMD at prices specified by the terms of the agreement, which we believe approximate market prices. This agreement is effective for three years unless terminated earlier as permitted under its terms.

Fiscal 2003

We reported net charges of $43.6 million for cost reduction and restructuring charges related to the actions described below. As in 2004, cost reduction and restructuring charges in fiscal 2003 primarily related to the profit improvement actions begun in February 2003, which were designed to streamline our cost structure and enhance shareholder value by prioritizing R&D spending on higher-margin analog businesses.

     In February 2003, we began our profit improvement actions by reducing 424 positions from our worldwide workforce and realigning personnel resources for various manufacturing, product development and support areas. We continued these actions in May 2003 with further reductions of 336 positions from affected business units, related support functions and certain parts of the infrastructure.

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

     In February 2003, we also restructured our then existing technology licensing agreement, and entered into a new long-term technology and manufacturing agreement, with Taiwan Semiconductor Manufacturing Corporation. We recorded a $5.0 million charge included in R&D expenses for impairment of licensed technology associated with the original TSMC technology licensing agreement that was revised.

     Total net charges related to cost reduction actions in fiscal 2003 discussed above are presented in the following table:

                                                     Analog
(In Millions)                                        Segment        All Others    Total
                                                     -------------- ------------- --------------

Cost reduction and restructuring charges:
     Severance                                             $ 8.5          $22.7         $31.2
     Exit-related costs                                      2.1            0.3           2.4
     Asset write-off                                         8.6            3.5          12.1
                                                     -------------- ------------- --------------
                                                            19.2           26.5          45.7
                                                     -------------- ------------- --------------
Release of reserve                                           -             (2.1)         (2.1)
                                                     -------------- ------------- --------------
Total cost reduction and restructuring charges             $19.2          $24.4         $43.6
                                                     ============== ============= ==============

Summary of Activities

     The following table provides a summary of the activities related to our cost reduction and restructuring accruals during fiscal 2005, 2004 and 2003:

                                                                                Cost Reduction and
                                                                                Restructuring Actions
                                                Fiscal 2005 Actions *           In Prior Years
                                           ---------------------------------    ------------------------
                                                                                              Other
                                              (A)         (B)       (C)                       Exit
                                           ---------- ---------- -----------
(In Millions)                                               Severance           Severance     Costs            Total
                                           ---------------------------------    ------------- -----------    -----------

Balance at May 26, 2002                    $     -    $    -     $     -         $     8.6   $              $    16.4
                                                 -         -           -                            7.8
     Cost reduction charges                      -         -           -              31.2          2.4          33.6
     Cash payments                               -         -           -             (22.3)        (2.4)        (24.7)
                                           ---------- ---------- -----------    ------------ ----------- -- -----------

Balance at May 25, 2003                          -         -           -              17.5          7.8          25.3
     Cost reduction charges                      -         -           -              12.5          6.6          19.1
     Cash payments                               -         -           -             (23.3)        (6.3)        (29.6)
     Release of residual reserves                -         -           -              (3.3)        (0.6)         (3.9)
                                           ---------- ---------- -----------    ------------ -----------    -----------
Balance at May 30, 2004                          -         -           -               3.4          7.5          10.9
     Cost reduction charges                      1.8      21.2         0.7             -            1.3          25.0
     Cash payments                              (0.1)    (18.5)       (0.5)           (2.7)        (2.2)        (24.0)
     Release of residual reserves                -        (0.1)        -              (0.7)        (0.8)         (1.6)
                                           ---------- ---------- -----------    ------------ -----------    -----------
Balance at May 29, 2005                    $     1.7     $ 2.6   $     0.2       $     -     $      5.8      $   10.3
Less noncurrent portion of lease
   obligations included in other
   noncurrent liabilities                        -          -          -               -           (5.0)         (5.0)
                                           ---------- ---------- -----------    ------------ -----------    -----------
Balance included in accrued expenses       $     1.7     $  2.6  $     0.2       $     -     $      0.8      $    5.3
                                           ========== ========== ===========    ============ ===========    ===========
-----------------------------------------------------------------------------------------------------------------------

* Fiscal 2005 Actions:
      (A) Business reorganization
      (B) Streamline operations
      (C) Imaging business divestiture

     During fiscal 2005 we paid severance to 551 employees in connection with workforce reductions related to actions that occurred in fiscal 2005 and 2004. Amounts paid for other exit-related costs during fiscal 2005 were primarily for payments under lease obligations associated with actions taken in prior years.

     The balances at May 29, 2005 represent all remaining estimated costs for activities yet to be completed as a result of the cost reduction actions previously described. Payments for the remaining $1.7 million, $2.6 million and $0.2 million severance balances for fiscal 2005 cost reduction actions are expected to be substantially completed in early fiscal 2006. Other exit costs of $5.8 million primarily relate to lease obligations, which are expected to be paid through lease expiration dates that range from July 2005 through June 2009.

     In May 2005, we announced that we had entered into an agreement to sell our cordless business unit to HgCapital, a private equity investor based in London, UK. Our cordless business unit is a part of the wireless operating segment within the Analog reportable segment. This sale is consistent with our ongoing strategy to focus on our core analog capabilities. Under the terms of the agreement, HgCapital acquires intellectual property and certain assets for $60.0 million. The assets, primarily machinery and equipment with a carrying value of $1.6 million, have been classified as "Assets Held for Sale" and are included in Other Assets on the consolidated balance sheet as of May 29, 2005. In addition, HgCapital has agreed to hire approximately 70 engineers, all of whom are based at our cordless business unit in 's-Hertogenbosch and its design center in Hengelo, The Netherlands. The sale was closed in June 2005 and we expect to record a gain in the first quarter of fiscal 2006 after determining final costs of the transaction.

Note 4.  Acquisitions

We did not have any acquisitions in fiscal 2005 and 2004. During fiscal 2003, we completed the acquisition of DigitalQuake, Inc., a development stage enterprise engaged in the development of flat panel display products located in Campbell, California in August 2002. DigitalQuake capabilities and products, which include a fourth-generation scaling solution, a triple analog-to-digital converter and an advanced digital video interface with encryption/decryption technologies, were intended to enhance our offerings of system solutions for flat panel display applications.

     The purchase was completed through a step-acquisition where during the six months prior to the closing we acquired approximately a 30 percent equity interest through investments totaling $6.4 million. In August 2002, the remaining equity interest was acquired for additional consideration of $14.8 million. Of this amount, we paid $12.7 million upon the closing of the transaction and recorded the remaining liability of $2.1 million to be paid in 2 installments over the following two years. We allocated $18.6 million of the total purchase price to developed technology, $1.9 million to net tangible assets, and $0.7 million to in-process research and development. The in-process research and development was expensed upon completion of the acquisition and is included as a component of other operating income, net in the consolidated statement of operations for fiscal 2003. No amounts were allocated to goodwill since this development stage enterprise was not considered a business. The developed technology is an intangible asset that is being amortized over its estimated useful life of six years.

     Employees and former shareholders of DigitalQuake were to receive additional contingent consideration of up to $9.9 million if certain revenue targets were achieved over the 24 months following the acquisition. The contingent consideration was to be recognized when it was probable that the revenue targets would be achieved. Of the total contingent consideration, $5.7 million was also contingent on future employment and was to be treated as compensation expense. The remainder was to be treated as an additional part of the purchase price. Since the revenue targets were not achieved by August 2004, no such amounts have been recognized.

     Pro forma results of operations related to this acquisition have not been presented since the results of its operations were immaterial in relation to National.

Note 5.  Consolidated Financial Statement Details

Consolidated Balance Sheets
(In Millions)                                                                2005           2004
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                         $    1.7       $    2.1
Returns and allowances                                                        25.0           44.6
                                                                         -------------- ---------------
Total receivable allowances                                               $   26.7       $   46.7
                                                                         ============== ===============

INVENTORIES
Raw materials                                                             $   11.0       $   13.9
Work in process                                                              102.4          122.6
Finished goods                                                                56.8           63.6
                                                                         -------------- ---------------
Total inventories                                                         $  170.2       $  200.1
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                      $   30.0       $   28.8
Buildings and improvements                                                   539.8          517.2
Machinery and equipment                                                    1,972.9        1,950.5
Internal-use software                                                        113.4          119.9
Construction in progress                                                      10.6           57.5
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,666.7        2,673.9
Less accumulated depreciation and amortization                            (2,061.6)      (1,974.3)
                                                                         -------------- ---------------
Property, plant and equipment, net                                        $  605.1       $  699.6
                                                                         ============== ===============

OTHER ASSETS
Deposits                                                                  $   44.6       $   22.7
Deferred compensation plan assets                                             37.2           30.3
Other                                                                         24.4           35.4
                                                                         -------------- ---------------
Total other assets                                                        $  106.2       $   88.4
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                              $   79.6       $  124.6
Cost reduction charges and restructuring of operations                         5.3           10.9
Litigation accruals                                                            3.3           30.0
Other                                                                         55.4           69.3
                                                                         -------------- ---------------
Total accrued expenses                                                    $  143.6       $  234.8
                                                                         ============== ===============

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities                          $   (0.4)      $   (0.1)
Minimum pension liability                                                    (97.8)         (88.3)
                                                                         -------------- ---------------
Accumulated other comprehensive loss                                      $  (98.2)      $  (88.4)
                                                                         ============== ===============

Consolidated Statements of Operations
(In Millions)                                                      2005          2004           2003
                                                                ------------- ------------- --------------

OTHER OPERATING (INCOME) EXPENSE, NET
Litigation                                                       $  (7.1)      $  30.0       $   -
Manufacturer's Investment Credit refund                             (7.4)          -             -
Net intellectual property income                                    (5.2)        (11.1)         (6.1)
Net intellectual property settlements                                1.7           3.1           -
In-process research and development charges                          -             -             0.7
                                                                ------------- ------------- --------------
Total other operating (income) expense, net                      $  (18.0)     $   22.0      $  (5.4)
                                                                ============= ============= ==============

INTEREST INCOME, NET
Interest income                                                  $   17.4      $   11.6      $   16.3
Interest expense                                                     (1.5)         (1.2)         (1.5)
                                                                ------------- ------------- --------------
Interest income, net                                             $   15.9      $   10.4      $   14.8
                                                                ============= ============= ==============

OTHER NON-OPERATING EXPENSE, NET
Net gain on marketable and other investments, net:
   Available-for-sale securities:
      Gain from sale                                             $    -        $      0.5    $   11.6
      Impairment loss                                                 -             -            (1.6)
   Non-marketable investments:
      Gain from sale                                                  0.7           6.4           -
      Impairment losses                                               -            (0.3)        (11.6)
   Other investments                                                  -             0.4          (2.3)
                                                                ------------- ------------- --------------
Total net gain (loss) on  marketable  and other  investments,
net                                                                   0.7           7.0          (3.9)
Share in net losses of equity-method investments                     (5.7)        (14.1)        (15.9)
Other                                                                (0.5)          0.2           0.1
                                                                ------------- ------------- --------------
Total other non-operating expense, net                           $   (5.5)     $   (6.9)     $  (19.7)
                                                                ============= ============= ==============

Note 6.  Goodwill and Intangible Assets

The following table presents goodwill by reportable segments:

                                                     Analog
(In Millions)                                        Segment         All Others     Total
                                                     --------------- -------------- --------------

Balances at May 30, 2004                                  $150.6          $ 22.7         $173.3
   Impairment                                              (86.1)            -            (86.1)
                                                     --------------- -------------- --------------
Balances at May 29, 2005                                  $ 64.5          $ 22.7         $ 87.2
                                                     =============== ============== ==============

     There were no changes to the carrying value of goodwill during the years ended May 30, 2004 and May 25, 2003.

     Other intangible assets, which are included in other assets in the accompanying consolidated balance sheet and will continue to be amortized, consisted of the following:

                                                      Weighted-Average                      Weighted-Average
                                                      Amortization                          Amortization
                                                      Period                                Period
(In Millions)                              2005       (Years)                   2004        (Years)
                                        ------------- --------------------- --------------- ---------------------

Patents                                       $ 4.9         5.0                   $ 4.9           5.0
Unpatented technology                          18.6         5.8                    18.6           5.8
                                        -------------                       ---------------
                                               23.5                                23.5
Less accumulated amortization                 (13.6)                               (9.6)
                                        -------------                       ---------------
                                              $ 9.9         5.7                   $13.9           5.7
                                        =============                       ===============

     Amortization expense was:

(In Millions)                                              2005        2004        2003
                                                        ------------ ----------- -----------
Patent amortization                                         $  1.0       $  1.0      $  1.0
Technology amortization                                        3.0          3.3         2.6
                                                        ------------ ----------- -----------
Total amortization                                          $  4.0       $  4.3      $  3.6
                                                        ============ =========== ===========

     Beginning in fiscal 2005, we have classified the amortization expense of these intangible assets as R&D expenses. Amounts reported in previous years have been reclassified to conform with this presentation.

     We expect amortization expense in the following fiscal years to be:

                                          (In Millions)
                                          ----------------
2006                                         $  3.2
2007                                            3.0
2008                                            3.0
2009                                            0.7
                                          ----------------
                                             $  9.9
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

     At the time we adopted SFAS No. 143, we did not recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. Our legal asset retirement obligations for manufacturing facilities arise primarily from local laws and statutes that establish minimum standards or requirements for companies in that locale in the event it were to shut down or otherwise exit or abandon a manufacturing facility. We intend to operate our manufacturing facilities indefinitely and are therefore unable at any one time to reasonably estimate the fair value of any legal obligations we may have because of the indeterminate closure dates. However, we announced in July 2005 that we plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of the activities associated with the closure is expected to take place over the next nine to twelve months. We do not expect to incur any significant asset retirement costs in excess of amounts accrued associated with the closure of this facility.

     The following table presents the activity for the asset retirement obligations included in other noncurrent liabilities for the years ended May 29, 2005 and May 30, 2004:

                                                                       (In Millions)
                                                                   -----------------------
Balance at May 25, 2003                                                  $ 2.1
Liability incurred for assets acquired                                     0.2
Accretion expense                                                          0.2
                                                                   -----------------------
Balance at May 30, 2004                                                    2.5
Liability incurred for assets acquired                                     -
Accretion expense                                                          0.3
                                                                   -----------------------
Balance at May 29, 2005                                                  $ 2.8
                                                                   =======================

     The following table presents net income (loss) and earnings (loss) per share for fiscal 2004 and 2003 as if the provisions of SFAS No. 143 had been applied at the beginning of fiscal 2003:

(In Millions, Except Per Share Amounts)                      2004           2003
                                                          ------------- --------------
Net income (loss), as reported                             $ 282.8       $ (33.3)
Add back:
  Cumulative effect of a change in accounting
    principle including tax effect of $0.2 million             1.9           -
Deduct:
  Accretion and depreciation in fiscal 2003, net of tax        -            (0.2)
                                                          ------------- --------------
Net income (loss), as adjusted                             $ 284.7      $  (33.5)
                                                          ============= ==============

Net income (loss) per share, as adjusted:
  Basic                                                    $   0.79     $   (0.09)
  Diluted                                                  $   0.73     $   (0.09)

Note 8.  Debt

Debt at fiscal year-end consisted of the following:

(In Millions)                                                                   2005          2004
                                                                             ------------- ------------
Unsecured promissory note at 1.8%                                               $22.8         $21.9
Other                                                                             0.2           0.2
                                                                             ------------- ------------
Total debt                                                                       23.0          22.1
Less current portion of long-term debt                                            -           (22.1)
                                                                             ------------- ------------
Long-term debt                                                                  $23.0        $  -
                                                                             ============= ============

     The unsecured promissory note, due August 2007, is denominated in Japanese yen (2,408,750,000). Interest is based on 1.375 percent over the 3-month Japanese LIBOR rate and is reset quarterly. Under the terms of the note, we are also required to comply with the covenants set forth under our multicurrency credit agreement, which was renewed on October 20, 2004. As of May 29, 2005, maturities on our outstanding debt obligations were $22.8 million in fiscal 2008 and $0.2 million in fiscal 2013.

     We have a multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The total amount of credit under the agreement is $20 million. The agreement expires in October 2005, and we expect to renew or replace it prior to expiration. At May 29, 2005, we had committed $9.1 million of the credit available under the agreement. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. At May 29, 2005, under the most restrictive of these covenants, $497.0 million of tangible net worth was unrestricted and available for payment of dividends on common stock.

Note 9.  Income Taxes

Worldwide pretax income (loss) from operations and income taxes consist of the following:

(In Millions)                                                                    2005          2004          2003
                                                                             -------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE
U.S.                                                                           $ 338.0        $ 267.3        $(75.3)
Non-U.S.                                                                          71.9           66.4          52.0
                                                                             -------------- ------------- -------------
                                                                               $ 409.9        $ 333.7        $(23.3)
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local                                                  $  30.4       $   33.8       $   -
Non-U.S.                                                                          29.3           15.2           6.4
                                                                             -------------- ------------- -------------
                                                                                  59.7           49.0           6.4
Deferred:
U.S. federal and state                                                           (41.0)          (1.7)          -
Non-U.S.                                                                         (24.1)           1.7           3.6
                                                                             -------------- ------------- -------------
                                                                                 (65.1)           -             3.6

                                                                             -------------- ------------- -------------
Income tax expense (benefit)                                                   $  (5.4)      $   49.0        $ 10.0
                                                                             ============== ============= =============

     The fiscal 2005 income tax benefit of $5.4 million includes income tax expense of $160.8 million, which consisted primarily of U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million. The tax benefit from employee stock plans was $20.1 million in fiscal 2005 and $22.2 million in fiscal 2004. There was no tax benefit from employee stock plans in fiscal 2003.

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)                                                                           2005           2004
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Equity investments                                                                      $ 17.9         $ 23.7
Property, plant and equipment and amortization                                             -              4.8
Inventory                                                                                  5.8           11.9
Accrued liabilities                                                                       43.1           58.4
R&D expenditures                                                                         117.6           56.7
Deferred compensation                                                                     32.1           31.9
Non-U.S. loss carryovers and other allowances                                             83.5            7.0
     Federal and state credit carryovers                                                 141.8          243.0
     Other                                                                                 7.3           25.6
                                                                                    -------------- ---------------
     Total deferred tax assets                                                           449.1          463.0
     Valuation allowance                                                                 (91.5)        (373.9)
                                                                                    -------------- ---------------
     Net deferred tax assets                                                             357.6           89.1
DEFERRED TAX LIABILITIES
     Property, plant and equipment and amortization                                      (28.5)           -
     Other liabilities                                                                   (10.0)          (3.5)
                                                                                    -------------- ---------------
     Total deferred tax liabilities                                                      (38.5)          (3.5)
                                                                                    -------------- ---------------
     Net deferred tax assets                                                            $319.1         $ 85.6
                                                                                    ============== ===============

     The increase in deferred tax assets during fiscal 2005 of $233.5 million is from a $164.4 million release of a valuation allowance to equity and benefits of $65.1 million to continuing operations and $4.0 million to other comprehensive income. The deferred tax benefit of $65.1 million to continuing operations arises from a $166.2 million change in the beginning of the year valuation allowance and utilization of $101.1 million of deferred tax assets during fiscal 2005 excluding tax effect on other comprehensive income items.

     We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance for deferred tax assets decreased by $282.4 million in fiscal 2005 compared to a decrease of $22.0 million in fiscal 2004. We recognized a $164.4 million tax benefit from the reduction in the valuation allowance related to employee stock options in fiscal 2005, which was credited to shareholders' equity. At May 29, 2005, there was no valuation allowance against deferred tax assets for stock option deductions.

     The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 29, 2005, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowance.

     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                       2005           2004           2003
                                                                  --------------- -------------- --------------
U.S. federal statutory tax rate                                        35.0%           35.0%          35.0%
Non-U.S. income taxed at different rates                                2.9             2.1          (10.5)
U.S. state and local taxes net of federal benefits                      1.7             0.1           (0.7)
Current year loss not benefited                                         -               -            (66.7)
Changes in beginning of year valuation allowances                     (40.5)          (18.9)           -
Export sales benefit                                                   (4.5)           (3.5)           -
Tax credits                                                            (1.7)           (0.9)           -
Impairment of goodwill                                                  5.8             -              -
Other                                                                   -               0.8            -
                                                                  --------------- -------------- --------------
Effective tax rate                                                     (1.3)%          14.7%         (42.9)%
                                                                  =============== ============== ==============

     We have not provided U.S. income taxes on the cumulative unremitted earnings of approximately $548.9 million from certain non-U.S. subsidiaries. We currently intend to reinvest these earnings in operations outside the U.S. indefinitely. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely. The American Jobs Creation Act of 2004 creates a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and we are uncertain as to how to interpret numerous provisions in the Act. Accordingly, we are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $500 million could be repatriated, which would then require a corresponding tax liability of up to $45 million. We expect to be in a position to finalize our analysis by March 2006.

     At May 29, 2005, we had $6.0 million of federal net operating loss carryovers and $103.9 million of state net operating loss carryovers, which expire between 2005 and 2024. We also had $82.6 million of federal credit carryovers and $59.3 million of state credit carryovers, which primarily expire between 2006 and 2025. Included in the state tax credits is a California R&D credit of $48.3 million, which can be carried forward indefinitely. In addition, we had net operating loss and other tax allowance carryovers of $374.4 million from certain non-U.S. jurisdictions.

     The IRS has completed its field examinations of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS administrative process. We are undergoing tax audits in several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements.

Note 10.  Shareholders' Equity

Stock Split

On May 13, 2004, we completed a two-for-one stock split of our common stock. The stock split was payable in the form of a 100 percent stock dividend and entitled each shareholder of record on April 29, 2004, to receive one share of common stock for each outstanding share of common stock held on that date. All information about capital stock accounts, share and per share amounts included in the accompanying consolidated financial statements for fiscal 2004 and 2003 have been retroactively adjusted to reflect this stock split.

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

Stock Repurchase Program

We began to repurchase stock in fiscal 2004 pursuant to a stock repurchase program announced in July 2003. During September and October 2003, we repurchased a total of 25.4 million shares of our common stock for $400 million. A portion (15.0 million shares) of the shares was repurchased through a privately negotiated transaction with a major financial institution and the remainder was purchased in the open market.

     We began another $400 million stock repurchase program in March 2004 and at the end of fiscal 2004, we had repurchased an additional 7.0 million shares of our common stock for $142.5 million, of which 730,988 shares were purchased through a privately negotiated transaction with a major financial institution, with the remainder purchased in the open market. We continued this repurchase program in fiscal 2005. At the time we completed this repurchase program in March 2005, we had repurchased a total of 15.4 million shares of our common stock in fiscal 2005 for $257.5 million. Of these shares, 1.5 million shares were repurchased for $30.0 million in June 2004 upon the final settlement of an advance purchase contract originally entered into with a financial institution in April 2004. Under the terms of the advance purchase contract, we made an advance cash payment of $60.0 million in May 2004 that enabled us to repurchase shares of our common stock at a fixed price on specified settlement dates. The advance payment was recorded as a note receivable and a credit to additional paid-in capital. The remaining 13.9 million shares of common stock were repurchased in the open market for $227.5 million during the second, third and fourth quarters of fiscal 2005.

     In March 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs. As of May 29, 2005, we had repurchased a total of 4.9 million shares of common stock for $96.0 million under this new repurchase program. Of these shares, 1.2 million were purchased for $25.0 million through an advance purchase contract with a major financial institution with terms similar to the prior advance purchase contract. As of May 29, 2005, we had $304.0 million remaining available for future common stock repurchases.

     All stock repurchased has been cancelled and is not held as treasury stock.

Dividends

During fiscal 2005, we paid $14.1 million in dividends. In June 2005, the Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock, which was paid on July 11, 2005 to shareholders of record at the close of business on June 20, 2005.

Note 11.  Stock-Based Compensation Plans

Stock Option Plans

As of May 29, 2005, under all stock options plans there were 129.1 million shares reserved for issuance, including 51.5 million shares available for future option grants. More information on our stock option plans follows:

     We have four stock plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock for nonqualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. As of the end of fiscal 2005, only 95,562 shares remained available for option grants under this plan. Another plan, which has been in effect since 1997, authorizes the grant of up to 140,000,000 shares of common stock for nonqualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which was approved by shareholders in fiscal 2000 and which authorizes the grant of up to 12,000,000 shares of common stock for nonqualified options only to executive officers. The 2005 Executive Officer Equity Plan approved by shareholders in fiscal 2004 authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be pursuant to the exercise of stock options. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. Until the beginning of fiscal 2004, most options granted began vesting in four equal annual installments beginning one year after grant and expired ten years and one day after grant. All options granted since the beginning of fiscal 2004 expire six years and one day after grant and begin vesting with one fourth of the total grant after one year and the rest in equal monthly installments over the next three years.

     As part of the acquisition of ComCore Semiconductor in fiscal 1998, we assumed ComCore's outstanding obligations under its stock options plan and stock option agreements for its employees and consultants. The final options remaining under the ComCore plan expired during fiscal 2005 and at May 29, 2005, there were no more options outstanding under this stock option plan.

     We have a director stock option plan that was first approved by shareholders in fiscal 1998 which authorizes the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and are granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Director stock options vest in full after six months. Under this plan, options to purchase 750,000 shares of common stock with a weighted-average exercise price of $14.44 and weighted-average remaining contractual life of 6.2 years were outstanding and exercisable as of May 29, 2005.

     Upon his retirement in May 1995, we granted the former chairman of the company an option to purchase 600,000 shares of common stock at $13.94 per share. The option was granted outside the company's stock option plans at the market price on the date of grant. It expired ten years and one day after grant and became exercisable ratably over a four-year period. All options were exercised prior to expiration in May 2005.

     In connection with the DigitalQuake acquisition in fiscal 2003, we granted options to purchase an aggregate of 261,396 shares of common stock at $7.93 to five founding shareholders of DigitalQuake. These options were granted outside of the stock option plans at the market price on the date of grant and become exercisable in two equal installments, one and two years after the date of grant. The option gave the DigitalQuake founding shareholders the right to receive all or a portion of their installment payments of the purchase price paid for DigitalQuake in cash or shares of common stock, subject to the founders remaining employed by National. A total of 103,268 shares were issued upon exercise of these DigitalQuake options. The options have now expired.

     Changes in shares of common stock outstanding under the option plans during fiscal 2005, 2004 and 2003 (but excluding the ComCore, DigitalQuake, director and former chairman options), were as follows:


                                                            Number of Shares            Weighted-Average
                                                            (In Millions)               Exercise Price
                                                            --------------------------- ------------------------------
Outstanding at May 26, 2002                                            83.1                          $14.54
    Granted                                                            14.2                          $ 7.51
    Exercised                                                          (2.1)                         $ 7.02
    Cancelled                                                          (3.5)                         $15.98
                                                            ---------------------------
Outstanding at May 25, 2003                                            91.7                          $13.57
    Granted                                                            15.0                          $13.50
    Exercised                                                         (19.7)                         $ 9.14
    Cancelled                                                          (5.3)                         $16.01
                                                            ---------------------------
Outstanding at May 30, 2004                                            81.7                          $14.47
    Granted                                                            7.0                           $19.04
    Exercised                                                          (8.2)                         $10.16
    Cancelled                                                          (3.8)                         $16.18
                                                            ---------------------------
Outstanding at May 29, 2005                                            76.7                          $15.26
                                                            ===========================

     Expiration dates for options outstanding at May 29, 2005 range from September 25, 2005 to May 19, 2013.

     The following tables summarize information about options outstanding under these plans (excluding the ComCore, DigitalQuake, director and former chairman options) at May 29, 2005:

                                                                      Outstanding Options
                                           ---------------------------------------------------------------------------
                                                                 Weighted-Average
                                                                 Remaining Contractual
                                           Number of Shares      Life                         Weighted-Average
                                           (In Millions)         (In Years)                   Exercise Price
                                           --------------------- ---------------------------- ------------------------
RANGE OF EXERCISE PRICES
$ 4.72-$ 6.50                                       10.0                   4.6                        $ 6.36
$ 6.53-$ 8.38                                        9.8                   5.9                        $ 7.55
$ 8.45-$11.63                                       10.1                   4.3                        $11.50
$11.68-$13.05                                       10.7                   6.0                        $12.95
$13.10-$17.03                                        3.6                   4.3                        $15.28
$17.10-$17.10                                       10.8                   6.9                        $17.10
$17.15-$20.62                                        9.6                   5.0                        $19.13
$20.68-$39.03                                       12.1                   4.9                        $29.36
                                           ---------------------
Total                                               76.7                   5.3                        $15.26
                                           =====================

                                                         Options Exercisable
                                           --------------------------------------------------
                                           Number of Shares      Weighted-Average
                                           (In Millions)         Exercise Price
                                           --------------------- ----------------------------
RANGE OF EXERCISE PRICES
$ 4.72-$ 6.50                                        8.4                 $ 6.37
$ 6.53-$ 8.38                                        6.1                 $ 7.46
$ 8.45-$11.63                                        4.6                 $11.48
$11.68-$13.05                                       10.3                 $12.95
$13.10-$17.03                                        2.9                 $15.27
$17.10-$17.10                                        7.9                 $17.10
$17.15-$20.62                                        1.1                 $19.08
$20.68-$39.03                                       11.9                 $29.45
                                           ---------------------
Total                                               53.2                 $15.75
                                           =====================

     In summary, as of May 29, 2005, there were 129.1 million shares reserved for issuance under all option plans, including 51.5 million shares available for future option grants.

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

     Under the terms of all purchase plans, we issued 2.2 million shares in fiscal 2005, 2.7 million shares in fiscal 2004 and 4.3 million shares in fiscal 2003 to employees for $33.2 million, $30.0 million and $28.1 million, respectively. As of May 29, 2005, there were 13.4 million shares reserved for issuance under the new stock purchase plan. The prior purchase plans were terminated before the end of fiscal 2004 and the reserves maintained for them were cancelled.

Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 400,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. As of May 29, 2005, we have issued 258,610 shares under the director stock plan and have reserved 141,390 shares for future issuances.

     We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. We issued 134,420, 194,000 and 60,000 shares under the restricted stock plan during fiscal 2005, 2004 and 2003, respectively. Restrictions expire over time, ranging from one to six years after issuance. Based upon the market value on the dates of issuance, we recorded $2.6 million, $3.1 million and $0.5 million of unearned compensation during fiscal 2005, 2004 and 2003, respectively. This unearned compensation is included as a separate component of shareholders equity in the financial statements and is amortized to operations ratably over the applicable restriction periods. As of May 29, 2005, we have 1,948,010 shares reserved for future issuances under the restricted stock plan. Compensation expense for fiscal 2005, 2004 and 2003 related to shares of restricted stock was $3.2 million, $3.1 million and $3.0 million, respectively. At May 29, 2005, the weighted-average grant date fair value for all outstanding shares of restricted stock was $12.49.

     As noted in the discussion on stock option plans, stockholders approved the 2005 Executive Officer Equity Plan in October 2004. This plan authorizes the issuance of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of these, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. As of May 29, 2005, no options had been granted and no shares had been issued under this plan.

Note 12. Retirement and Pension Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. Until the beginning of fiscal 2005, it also included a profit sharing plan. More information of each of these plans follows.

     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150% of the first 4% of the employee's contribution to the 401(k) plan. The matching contribution was significantly increased in fiscal 2004 to encourage and increase employee participation. Contributions are invested in one or more of fifteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National stock may be sold at any time at the employee's direction. Although 10,000,000 shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

     Until fiscal 2004, the profit sharing plan required contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5 percent of payroll) or 1 percent of payroll. Contributions were made 25 percent in National stock and 75 percent in cash. During fiscal 2004, the profit sharing plan was amended and terminated beginning fiscal 2005. The final profit sharing contribution was made in cash and consisted of the profit sharing contribution that would have been made for fiscal 2004 less the amount for increased 401(k) matching contributions made during fiscal 2004. Total shares contributed to the profit sharing plan during fiscal 2004 for the fiscal 2003 contribution were 76,884 and during fiscal 2003 for the fiscal 2002 contribution were 74,286.

     We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to receive a higher profit-sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a nonqualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan.

     Certain of our international subsidiaries have varying types of defined benefit pension and retirement plans that comply with local statutes and practices.

     The annual expense for all plans was as follows:

(In Millions)                                                    2005         2004         2003
                                                             ------------- ------------ ------------
Profit sharing plan                                            $      -      $  14.5      $   3.8
Salary deferral 401(k) plan                                    $  22.0       $  14.6      $  12.3
Non-U.S. pension and retirement plans                          $  18.8       $  19.9      $  13.5

     Defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of service credited as specified under the terms of each country's plan. The funding policy is consistent with the local requirements of each country. We may also voluntarily fund additional annual contributions as determined by management. For fiscal 2006, we currently expect contributions to total approximately $8.0 million. The plans use measurement dates of February 28th and May 31st to determine the measurements of plan assets and obligations.

     Plan assets of funded plans are invested in an index based fund held by a third-party fund manager or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. One of the plans is a self-funded plan. The plan assets held by the third-party fund manager consist primarily of U.S. and foreign equity securities, bonds and cash. The fund manager monitors the fund's asset allocation within the guidelines established by the plan's Board of Trustees. In line with plan investment objectives and consultation with company management, the Trustees set an allocation benchmark between equity and bond assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) limit the risk of the asset failing to meet the long term liabilities of the plan and 3) minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Trustees and is based on actual returns achieved by the fund manager relative to their benchmark. The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

     The following table presents target allocation percentages and the year end percentage for each major category of plan assets:

                                                     2005                               2004
                                       ---------------------------------- -----------------------------------
Asset                                      Target           Actual            Target            Actual
Category                                 Allocation       Percentage        Allocation        Percentage
                                       ---------------- ----------------- ----------------- -----------------
Equities                                    80%               80%               80%               80%
Bonds                                       20%               20%               20%               20%
                                       ---------------- ----------------- ----------------- -----------------
Total                                       100%             100%              100%              100%
                                       ================ ================= ================= =================

     Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)                                                 2005              2004              2003
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year               $ 6.0             $ 5.8              $4.9
Plan participant contributions                                 (1.5)             (0.9)             (0.8)
Interest cost on projected benefit obligation                  12.9              11.5               9.6
Expected return on plan assets                                 (9.7)             (6.3)             (6.1)
Net amortization and deferral                                   4.8               5.8               1.8
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                     $12.5             $15.9              $9.4
                                                        ================= ================= =================


(In Millions)                                                2005              2004
                                                        ----------------- -----------------
BENEFIT OBLIGATION
   Beginning balance                                        $224.7            $196.4
      Service cost                                             6.0               5.8
      Interest cost                                           12.9              11.5
      Benefits paid                                           (3.9)             (2.9)
      Actuarial (gain) loss                                   20.4              (8.4)
      Exchange rate adjustment                                14.7              22.3
                                                        ----------------- -----------------
   Ending balance                                           $274.8            $224.7
                                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                                        $125.9            $ 78.4
      Actual return on plan assets                             9.4              17.5
      Company contributions                                   26.5              22.1
      Plan participant contributions                           1.5               0.9
      Benefits paid                                           (3.6)             (2.7)
      Exchange rate adjustment                                 8.5               9.7
                                                        ----------------- -----------------
   Ending balance                                           $168.2            $125.9
                                                        ================= =================

RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of
   plan assets                                              $106.6            $ 98.8
      Unrecognized net loss                                 (131.5)           (107.6)
      Unrecognized net transition obligation                   2.1               2.1
   Adjustment to recognize minimum liability                 106.6              93.1
                                                        ----------------- -----------------
   Accrued pension cost                                    $  83.8            $ 86.4
                                                        ================= =================

ACCUMULATED BENEFIT OBLIGATION
   Fiscal year end balance                                  $271.1            $221.5
                                                        ================= =================

     The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

                                                              2005              2004              2003
                                                        ----------------- ----------------- -----------------
NET PERIODIC PENSION COST
Discount rate                                               1.8%-5.4%         1.8%-5.7%         2.3%-5.5%
Rate of increase in compensation levels                     2.3%-4.3%         1.0%-4.1%         2.5%-3.8%
Expected long-term return on assets                         2.3%-7.5%         2.8%-7.5%         3.0%-7.5%

PROJECTED BENEFIT OBLIGATIONS
Discount rate                                               1.8%-5.4%         1.8%-5.7%
Rate of increase in compensation levels                     2.0%-4.3%         1.0%-4.1%

     The following table presents the total expected benefits to be paid to plan participants for the next ten years as determined based on the same assumptions used to measure the benefit obligation at the end of the year:

                                         (In Millions)
                                        -----------------
                  2006                       $ 2.8
                  2007                         3.1
                  2008                         3.2
                  2009                         3.5
                  2010                         3.6
                  2011-2015                   21.4
                                        -----------------
                  Total                      $37.6
                                        =================

     As required by the pension accounting standards, in each of the fiscal years presented, we recorded adjustments for minimum pension liability to equal the amount of the unfunded accumulated benefit obligation in one of our plans. For fiscal 2005, the adjustment was $13.5 million and a corresponding amount, net of a $4.0 million tax effect, is reflected in the consolidated financial statements as a component of accumulated other comprehensive loss. The unfunded benefit obligation decreased from $86.4 million in fiscal 2004 to $83.8 million in fiscal 2005 primarily because of contributions paid to the plans totaling $26.5 million.

Note 13.  Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $34.6 million, $25.4 million and $24.1 million in fiscal 2005, 2004 and 2003, respectively.

     Future minimum commitments under noncancelable operating leases are as follows:

                                                              (In Millions)
                                                      ------------------------------
                     2006                                          $ 30.9
                     2007                                            24.8
                     2008                                            11.7
                     2009                                             7.1
                     2010                                             4.3
                     Thereafter                                       2.8
                                                      ------------------------------
                     Total                                         $ 81.6
                                                      ==============================

     We had a manufacturing agreement with Fairchild Semiconductor Corporation where we were committed to purchase a minimum level of goods and services based on specified wafer prices, which were intended to approximate market prices. The agreement had an original term of three years through December 2003, but was extended in fiscal 2004 through December 2004 under similar terms at which time it expired. Total purchases from Fairchild were $4.5 million in fiscal 2005, $16.7 million in fiscal 2004 and $24.2 million in fiscal 2003.

     During fiscal 2004 we entered into a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment's residual value at the end of their lease terms for up to a maximum of $52.8 million. At May 29, 2005 the fair value of the lease guarantees was $0.6 million and included in other noncurrent liabilities.

Contingencies -- Legal Proceedings

Environmental Matters. We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a Potentially Responsible Party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2005, 2004 and 2003.

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

     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from National alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case. In September 2004, the district court ordered a stay of the case pending the SEC's adoption of the proposed amendment. Plaintiff filed a writ of mandamus with the appeals court, requesting that the district court be ordered to lift the stay. The SEC informed the appeals court that it was actively considering the proposed rule amendments and in August 2005, announced the adoption of the rule amendments which we believe exempt us from liability in this case. Nevertheless, we intend to continue to contest the case through all available means.

     In April 2002, ZF Micro Solutions, Inc. brought suit against us alleging a number of contract and tort claims related to an agreement we had entered into in 1999 to design and manufacture a custom integrated circuit device for ZF Micro Devices. ZF Micro Devices ceased business operations in February 2002 and the case was brought by ZF Micro Solutions as successor to ZF Micro Devices. Trial began in May 2004 and a verdict was rendered in June 2004. The jury found for ZF Micro Solutions, Inc. on a claim of intentional misrepresentation, awarding damages of $28.0 million, and on a claim of breach of the implied covenant of good faith and fair dealing, awarding damages of $2.0 million. The jury found for us on seven other of the plaintiff's claims and also found for us on our cross-claim for breach of contract, awarding us damages of $1.1 million. Subsequent to the trial, the court ordered the case to be retried in its entirety. At a settlement conference held in December 2004, the case was settled. We paid to the plaintiff the sum of $20.0 million and granted to the plaintiff a royalty free license for the manufacture and sale of the custom device at issue in the case. All settlement documents have now been completed and the case has been dismissed in its entirety. We originally recorded a loss accrual of $30.0 million in fiscal 2004, which represented our best estimate at the time of the loss that would be incurred. As a result of the settlement, we recorded a credit of $10.0 million that was included in other operating income, net, in fiscal 2005 to adjust the loss accrual to equal the agreed settlement amount.

     In September 2002, iTech Group ("iTech") brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussion to sell certain assets to iTech. At the trial, which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. We contested the verdict in post trial motions heard late in July 2005. After hearing the motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million. iTech has until August 31, 2005 to accept the reduction of the punitive damages. If iTech does not accept the reduction, a new trial will be ordered solely on the issue of punitive damages. We intend to continue to contest the case through all available means. We have accrued a charge of $3.3 million to cover the total amount of damages awarded iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

     The IRS has completed field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years (See Note 9 to the Consolidated Financial Statements). We are contesting the claims through the IRS administrative process.

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

Note 14.  Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, "Disclosures about Segments of an
Enterprise  and  Related  Information,"  and  our  chief  executive  officer  is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2005, our Analog segment, which accounted for 87 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS 131 of a reportable segment are combined under "All Others" and primarily include the device connectivity business unit and the PC Super I/O business unit which was sold in May 2005. Segment information for fiscal 2004 and 2003 has been reclassified to conform to the fiscal 2005 presentation.

     Product line business units that represent the Analog segment include the power management, audio amplifier, data conversion, non-audio amplifier, displays and wireless; and the communications infrastructure business units, which provide a wide range of building block products such as high-performance operational amplifiers, power management circuits, data acquisition circuits, interface circuits, radio frequency circuits, audio subsystems, display drivers, integrated receivers and timing controllers; and analog-to-digital converters. The Analog segment also includes a variety of mixed-signal products which combine analog and digital circuitry onto the same chip. The segment is heavily focused on using our analog expertise to develop high-performance building blocks, integrated solutions and mixed-signal products aimed at wireless handsets, displays, notebook computers, other portable devices, industrial and medical equipment, and automotive applications.

     Aside from these operating segments, our corporate structure in fiscal years 2003, 2004 and 2005 also included the centralized Worldwide Marketing and Sales Group, the Central Technology and Manufacturing Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

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

     The following table presents specified amounts included in the measure of segment results or the determination of segment assets:

                                                       Analog
(In Millions)                                          Segment      All Others        Total
                                                     ------------- -------------- ---------------
2005
Sales to unaffiliated customers                        $1,668.5      $  244.6          $1,913.1
                                                     ============= ============== ===============
Segment income before income taxes                     $  345.6      $   64.3          $  409.9
                                                     ============= ============== ===============
Depreciation and amortization                          $   15.7      $  178.7          $  194.4
Interest income                                             -        $   17.4          $   17.4
Interest expense                                            -        $    1.5          $    1.5
Share in net losses of equity-method
  Investments                                          $    2.1      $    3.6          $    5.7
Segment assets                                         $  213.8      $2,290.4          $2,504.2

2004
Sales to unaffiliated customers                        $1,680.3      $  302.8          $1,983.1
                                                     ============= ============== ===============
Segment income (loss) before income taxes              $  394.4      $  (60.7)         $  333.7
                                                     ============= ============== ===============
Depreciation and amortization                          $   16.8      $  193.1          $  209.9
Interest income                                             -        $   11.6          $   11.6
Interest expense                                            -        $    1.2          $    1.2
Share in net losses of equity-method
  investments                                          $    6.6      $    7.5          $   14.1
Segment assets                                         $  307.7      $1,972.7          $2,280.4

                                                       Analog
(In Millions)                                          Segment      All Others        Total
                                                     ------------- -------------- ---------------
2003
Sales to unaffiliated customers                        $1,365.9     $   306.6          $1,672.5
                                                     ============= ============== ===============
Segment income (loss) before income taxes              $   50.9     $   (74.2)         $  (23.3)
                                                     ============= ============== ===============
Depreciation and amortization                          $   16.0     $   212.5          $  228.5
Interest income                                             -       $    16.3          $   16.3
Interest expense                                            -       $     1.5          $    1.5
Share in net losses of equity-method
  investments                                          $   10.3     $     5.6          $   15.9
Segment assets                                         $  260.8     $ 1,987.6          $2,248.4

     Segment assets include those assets that are specifically dedicated to an operating segment and include inventories, equipment, equity investments, goodwill and amortizable intangibles assets. As of May 31, 2005, equity method investments included in segment assets of the Analog segment were $0.5 million. Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in the standard cost of product for each segment.

     Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2005, 2004 and 2003, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor products sales consist of integrated circuit components and are considered a group of similar products.

     We operate our marketing and sales activities in four main geographic areas that include the Americas, Europe, Japan and the Asia Pacific region. Total sales by geographical area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Europe and the Asia Pacific region in the process of being manufactured and sold. In the information presented below, we have excluded these inter-geographic transfers.

     The following tables provide geographic sales to and asset information by major countries within the main geographic areas:

(In Millions)                                    2005             2004            2003
                                            ---------------- ---------------- ---------------
Sales to unaffiliated customers:
   United States                              $  378.6         $  421.2          $  388.9
   United Kingdom                                192.4            170.9             160.5
   Germany                                       194.9            218.9             173.4
   Japan                                         248.6            250.3             185.3
   Singapore                                     395.6            377.8             262.7
   People's Republic of China                    502.9            544.0             500.0
   Rest of World                                   0.1              -                 1.7
                                            ---------------- ---------------- ---------------
Total                                         $1,913.1         $1,983.1          $1,672.5
                                            ================ ================ ===============

(In Millions)                                    2005             2004
                                            ----------------- ---------------
Long-lived assets:
   United States                              $  523.7         $   665.5
   Malaysia                                      133.6             146.6
   Rest of World                                 138.3             147.1
                                            ----------------- ---------------
Total                                         $  795.6          $  959.2
                                            ================= ===============

     Our top ten customers combined represented approximately 49 percent of total accounts receivable at May 29, 2005, and approximately 45 percent at May 30, 2004. In fiscal 2005 and 2004, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. In fiscal 2003, we had two distributors who each accounted for approximately 10 percent of total net sales. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products.

Note 15. Supplemental Disclosure of Cash Flow Information and Noncash Investing and Financing Activities

(In Millions)                                                               2005         2004          2003
                                                                         ------------ ------------ --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest                                                                   $  1.4       $  1.3       $  1.5
  Income taxes                                                               $ 76.1       $ 15.4       $ 17.6


(In Millions)                                                               2005         2004          2003
                                                                         ------------ ------------ --------------
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                                 $  -         $  0.9       $  0.8
Issuance of common stock to directors                                        $  1.0       $  0.4       $  0.3
Issuance of common stock in connection with the final installment
  payment of the purchase price paid for DigitalQuake                           -         $  0.6          -
Unearned compensation relating to restricted stock issuance                  $  2.6       $  3.1       $  0.5
Restricted stock cancellation                                                $  1.4       $  1.4       $  1.1
Change in unrealized gain on cash flow hedges                                $  -         $  0.2       $  0.2
Change in unrealized gain on available-for-sale securities                   $ (0.3)      $ (3.4)      $(34.9)
Minimum pension liability                                                    $ 13.5       $(24.3)      $ 57.5
Effect of investee equity transactions                                       $  -         $  -         $  4.7
Acquisition of software license under long-term contracts                    $  -         $ 19.7       $ 16.4
Repurchase of common stock upon settlement of an advance
  repurchase contract                                                        $ 30.0       $  -         $  -

Note 16.  Financial Information by Quarter (Unaudited)

The following table presents the quarterly information for fiscal 2005 and 2004:

                                                    Fourth         Third           Second          First
(In Millions, Except Per Share Amounts)             Quarter        Quarter         Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2005
Net sales                                               $467.0         $449.2          $448.9          $548.0
Gross margin                                            $255.6         $236.6          $227.0          $301.6
Net income                                              $130.2         $ 77.4          $ 90.0          $117.7
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings per share:
   Net income:
      Basic                                             $  0.37        $  0.22         $  0.25         $  0.33
      Diluted                                           $  0.36        $  0.21         $  0.24         $  0.31
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
      common shares outstanding:
      Basic                                              349.2          353.2           356.0           357.3
      Diluted                                            365.8          374.0           374.2           381.7
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                               $ 21.67        $ 20.35         $ 17.44         $ 22.44
Common stock price - low                                $ 18.36        $ 14.94         $ 11.85         $ 13.18
--------------------------------------------------- -------------- --------------- --------------- ---------------

2004
Net sales                                               $571.2         $513.6          $473.5          $424.8
Gross margin                                            $310.8         $264.1          $237.0          $200.4
Net income                                              $ 94.2         $ 93.1          $ 65.8          $ 29.7
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings per share:
   Net income:
      Basic                                             $  0.26        $  0.26         $  0.18         $  0.08
      Diluted                                           $  0.24        $  0.24         $  0.17         $  0.08
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
--------------------------------------------------- -------------- --------------- --------------- ---------------

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 29, 2005, there were approximately 6,884 holders of common stock.

             Report of Independent Registered Public Accounting Firm




The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 29, 2005 and May 30, 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2005. In connection with our audits of the consolidated financial statements, we have also audited the related financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 29, 2005 and May 30, 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended May 29, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated August 8, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

As described in the notes to the consolidated financial statements, the Company recorded the cumulative effect of a change in accounting principle in connection with its adoption of Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations," as of the beginning of fiscal 2004.


                                                               KPMG LLP





Mountain View, California
August 8, 2005

             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting in Item 9A, that National Semiconductor Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). National Semiconductor Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that National Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of May 29, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 29, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 2005 and May 30, 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2005, and our report dated August 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

                                                        KPMG LLP

Mountain View, California
August 8, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.

     We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

     Management assessed our internal control over financial reporting as of May 29, 2005, the end of our 2005 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

     Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2005 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of this assessment with the audit committee of our board of directors.

     Our independent registered public accounting firm, KPMG LLP, audited our management's assessment and independently assessed the effectiveness of our internal control over financial reporting. KPMG has issued an attestation report concurring with management's assessment, which is included under Item 8 as a separate Report of Independent Registered Public Accounting Firm.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree on compliance with policies or procedures.

Changes in Internal Controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conducted a review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in our Proxy Statement for the 2005 annual meeting of shareholders to be held on or about September 30, 2005 and which will be filed in definitive form pursuant to Regulation 14A on or about August 22, 2005 (hereinafter "2005 Proxy Statement"), is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled "Executive Compensation" (including all related subcaptions thereof), under the subcaptions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the section titled "Corporate Governance, Board Meetings and Committees," in the section titled "Compensation Committee Report on Executive Compensation," and in the section titled "Company Stock Price Performance" in the 2005 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled "Security Ownership of Certain Beneficial Owners" in the 2005 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2005 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of May 29, 2005.

Equity Compensation Plan Information

                                                                                           Number of securities
                                         Number of securities     Weighted-average        remaining available for
                                           to be issued upon      exercise price of    future issuance under equity
            Plan Category                     exercise of            outstanding            compensation plans
                                         outstanding options,     options, warrants        (excluding securities
                                         warrants, and rights         and rights         reflected in column (a))
                                                  (a)                    (b)                        (c)
                                        ------------------------ --------------------- ------------------------------
Equity compensation plans approved by
security holders:
      Option Plans (1)                         23,983,935                     $14.57                       1,475,562
      Employee Stock Purchase Plan                      -                          -                      13,358,764
      Director Stock Plan                               -                          -                         141,390
      2005 Executive Officer Equity                     -                          -                       3,000,000
      Plan (2)
Equity compensation plans not
approved by security holders:
      Option Plans (3)                         53,565,463                     $15.56                      48,983,976
      Restricted Stock Plan                             -                          -                       1,948,010
                                        -----------------------------------------------------------------------------
Total                                          77,549,398                                                 68,907,702
                                        ========================                                     ================

(1) Includes shares to be issued upon exercise of options under the Stock Option Plan, Executive Officer Stock Option Plan and Director Stock Option Plan.
(2) Includes shares to be issued upon the exercise of options and/or stock appreciation rights, as well as shares issued upon payment of performance share awards.
(3) Includes options to be issued under the 1997 Employees Stock Option Plan.

Information about our Equity Compensation Plans not Approved by Stockholders
The 1997 Employees Stock Option Plan provides for the grant of nonqualified stock options to employees who are not executive officers of the company. Options are granted at market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after six months; all options granted since the beginning of fiscal 2004 begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years.

     Our Restricted Stock Plan authorizes issuance of restricted stock to employees who are not officers of the company. The plan has been made available to employees with skills and technical expertise considered important to the us. The restrictions expire over time, ranging from one to six years after issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the section of the 2005 Proxy Statement relating to the proposal on the Ratification of the Appointment of KPMG LLP as the Independent Auditors of the Company is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Pages in
(a) 1.  Financial Statements                                      this document
National Semiconductor Corporation and Subsidiaries
For the three years ended May 29, 2005-
   refer to Index in Item 8                                              38-81

iReady Corporation and Subsidiary
For the years ended September 30, 2003 and 2002; and the
   four-month period ended January 31, 2004*                      Exhibit 99.1

(a) 2.  Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts                             89

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

(a) 3.  Exhibits
The exhibits listed in the accompanying Index to Exhibits on pages 93 to 95 of this report are filed as part of, or incorporated by reference into, this report.

*These financial statements are set forth in exhibit 99.1 and incorporated herein by reference.

NATIONAL SEMICONDUCTOR CORPORATION

                                 SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                  (In Millions)

                                            Deducted from Receivables
                                        in the Consolidated Balance Sheets


                                                           Doubtful
                     Description                           Accounts           Returns         Allowances         Total
                                                        ----------------- ----------------- ---------------- ----------------
Balance at May 26, 2002                                    $   7.6           $   6.7           $  23.5          $  37.8
  Additions charged against revenue                            -                13.0             147.8            160.8
  Additions charged against costs and expenses                 0.4               -                 -                0.4
  Deductions                                                  (1.3) (1)        (14.3)           (145.2)          (160.8)
                                                        ----------------- ----------------- ---------------- ----------------
Balance at May 25, 2003                                        6.7               5.4              26.1             38.2
  Additions charged against revenue                            -                12.4             179.7            192.1
  Deductions                                                  (4.6) (1)        (12.6)           (166.4)          (183.6)
                                                        ----------------- ----------------- ---------------- ----------------
Balances at May 30, 2004                                       2.1               5.2              39.4             46.7
  Additions charged against revenue                            -                 8.2             149.8            158.0
  Deductions                                                  (0.4) (1)         (9.8)           (167.8)          (178.0)
                                                        ----------------- ----------------- ---------------- ----------------
Balance at May 29,2005                                     $   1.7           $   3.6           $  21.4          $  26.7
                                                        ================= ================= ================ ================

________________________________________________


(1)  Doubtful accounts written off, less recoveries.

Our customers do not have contractual rights to return product to us except under customary warranty provisions. The majority of returns and allowances are related to the price adjustment programs we have with distributors, none of which involve return of product. As discussed in Note 1 to the Consolidated Financial Statements, we have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Our history of actual credits granted in connection with the allowance programs has been consistent with the reserve we have accrued.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date:  August 8, 2005                                /S/  BRIAN L. HALLA*
                                                     --------------------
                                                     Brian L. Halla
                                                     Chairman of the Board
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 8th day of August 2005.

Signature                                               Title

/S/  BRIAN L. HALLA*                            Chairman of the Board
     ---------------                            and Chief Executive Officer
       Brian L. Halla                           (Principal Executive Officer)

/S/  LEWIS CHEW*                                Senior Vice President, Finance
     -----------                                and Chief Financial Officer
       Lewis Chew                               (Principal Financial Officer)

/S/  JAMIE E. SAMATH *                          Corporate Controller
     -----------------                          (Principal Accounting Officer)
       Jamie E. Samath

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


*By     \s\ Lewis Chew
       ----------------------------
       Lewis Chew, Attorney-in-Fact

            Consent of Independent Registered Public Accounting Firm


The Board of Directors
National Semiconductor Corporation:


We consent to incorporation by reference in the Registration Statements (Nos. 33-48943, 33-54931, 333-09957, 333-36733, 333-53801, 333-63614, 333-48424,
333-109348,  333-119963 and  333-122652)  on Form S-8 of National  Semiconductor
Corporation of our reports dated August 8, 2005, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 29, 2005 and May 30, 2004, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended May 29, 2005 and the related financial statement schedule, management's assessment of the effectiveness of internal control over financial reporting as of May 29, 2005, and the effectiveness of internal control over financial reporting as of May 29, 2005, which reports appear in the 2005 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report on the consolidated financial statements and related financial statement schedule refers to the cumulative effect of a change in accounting principle and the Company's adoption of Statement of Financial Accounting
Standards No. 143, "Accounting for Asset Retirement Obligations," as of the beginning of fiscal 2004.


                                                              KPMG LLP


Mountain View, California
August 8, 2005

            Consent of Independent Registered Public Accounting Firm


The Board of Directors
iReady Corporation:


We consent to incorporation by reference in the Registration Statements (Nos. 33-48943, 33-54931, 333-09957, 333-36733, 333-53801, 333-63614,
333-48424, 333-109348,  333-119963  and  333-122652)  on  Form  S-8 of  National
Semiconductor Corporation of our report dated February 18, 2004 relating to the consolidated balance sheet of iReady Corporation and subsidiary (the Company) as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year then ended, which report appears in the 2005 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report  dated  February 18, 2004  contains  explanatory  paragraphs  stating
(i) that the Company's consolidated balance sheet as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year ended September 30, 2003, have been restated and (ii) that the Company has suffered recurring losses from operations and has a stockholders deficit which raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        KPMG LLP




Mountain View, California
August 8, 2005

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

3.2 By-Laws of the Company, as amended effective July 20, 2005 (incorporated by reference from the Exhibits to our Form 8-K dated July 19, 2005 filed July 22, 2005).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective July 14, 2004; Fiscal Year 2005 Executive Officer Incentive Plan Agreement (both incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Fiscal Year 2006 Executive Officer Incentive Plan Agreement (incorporated by reference to the Exhibits to our Form 8-K dated July 19, 2005 filed July 22, 2005). Executive Officer Incentive Plan - Suneil Parulekar.

10.2 Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended effective April 15, 2003 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003). Form of stock option agreement used for options granted under the Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.3 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan, as amended effective April 15, 2003 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003). Form of stock option agreement used for options granted under the Executive Office Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.4 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Non Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28, 1995).

10.5 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended through June 26, 1997 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan. Form of stock option agreement used for options granted under the Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6,
     2005).

10.7 Management Contract or Compensatory Plan or Arrangement: Director Deferral Plan (plan terminated effective April 13, 2005).

10.8 Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy.

10.9 Management Contract or Compensatory Plan or Arrangement: Preferred Life Insurance Program.

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

10.12Management  Contract or  Compensatory  Plan or Agreement:  Executive  Staff
     Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.13Management  Contract or Compensatory  Plan or Agreement:  Form of Change of
     Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

10.14Management   Contract  or   Compensatory   Plan  or   Agreement:   National
     Semiconductor Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 24, 2002 filed April 10, 2002). Amendment One to Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

10.15Equity   Compensation   Plan  not   approved   by   Stockholders:   ComCore
     Semiconductor, Inc. 1997 Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-53801 filed May 28, 1998).

10.16Equity  Compensation  Plan not approved by  Stockholders:  Restricted Stock
     Plan as amended effective July 20, 2005; Form of agreements used for grants of restricted stock and restricted stock units under the Restricted Stock Plan (all incorporated by reference from the Exhibits to Form 8-K dated July 19, 2005 filed July 22, 2005).

10.17Equity  Compensation  Plan not  approved by  Stockholders:  1997  Employees
     Stock Option Plan, as amended effective July 14, 2004 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.18Equity   Compensation  Plan  not  approved  by  stockholders:   Option  and
     Agreement and Plan of Merger by and among National Semiconductor Corporation, Nintai Acquisition Sub, Inc., DigitalQuake, Inc. and Paul A. Lessard and Michael G. Fung dated as of February 8, 2002; First Amendment to Option and Agreement and Plan of Merger; Letter Agreement with Jackson Tung; Letter Agreement with Michael Fung; Letter Agreement with Anil Kumar; Letter Agreement with Paul Lessard; Letter Agreement with Duane Oto (all incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-100662 filed October 22, 2002).

10.19Equity  Compensation  Plan not  approved by  Stockholders:  Retirement  and
     Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002 filed August 16, 2002). Amendments One to Seven to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

10.20Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.21Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

10.22Management Contract or Compensatory Plan or Arrangement:  Severance Benefit
     Plan, as amended and restated as of January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

10.23Management  Contract or Compensatory  Plan or  Arrangement:  2005 Executive
     Officer Equity Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-122652 which became effective February 9, 2005). Form of option grant agreement under 2005 Executive Officer Equity Plan; form of performance share unit award agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our Form 8-K dated April 12, 2005 filed April 15, 2005).

10.24Management   Contract  or  Compensatory   Plan  or  Arrangement:   Director
     Compensation Arrangements.

10.25Management   Contract  or  Compensatory  Plan  or  Arrangement:   Executive
     Financial Counseling Plan.

10.26Management   Contract  or  Compensatory  Plan  or  Arrangement:   Corporate
     Aircraft Time Share Policy.

10.27Management Contract or Compensatory Plan or Arrangement:  Executive Officer
     Salary Arrangements.

14.1 Code of Ethics (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004, filed August 11, 2004).

21.1 List of Subsidiaries and Affiliates.

23.1 Consent of Independent  Registered Public Accounting Firm (included in Part
     IV).

24.1 Power of Attorney.

31.1 Rule 13a-14 (a) /15d-14 (a) Certifications.

32.1 Section 1350 certifications.

99.1 iReady Corporation and subsidiary financial statements for the years ended September 30, 2003 and 2002; and the four-month period ended January 31, 2004.

                                                                    Exhibit 21.1


NATIONAL SEMICONDUCTOR CORPORATION AND SUBSIDIARIES
SUBSIDIARIES AND AFFILIATES OF THE REGISTRANT

The following table shows certain information with respect to our active subsidiaries and affiliates as of May 29, 2005, all of which are included in our consolidated financial statements:

                                                                                                             Percent of
                                                       State or Other                                          Voting
                                                      Jurisdiction of         Other Country In Which      Securities Owned
Name                                                   Incorporation         Subsidiary is Registered        by National
-------------------------------------------------- ------------------------ ----------------------------- -------------------
Algorex Inc.                                             California                                             100%
DigitalQuake, Inc.                                       California                                             100%
InnoComm Wireless                                        California                                             100%
Mediamatics, Inc.                                        California                                             100%
National Semiconductor International, Inc.                Delaware                                              100%
National Semiconductor Netsales, Inc.                     Delaware                                              100%
National Semiconductor (Maine), Inc.                      Delaware                                              100%
ASIC II Limited                                            Hawaii                                               100%
National Semiconductor B.V. Corporation                   Delaware                                              100%
National Semiconductor Estonia Ou                         Estonia                                               100%
National Semiconductor Finland Oy                         Finland                                               100%
National Semiconductor France S.A.R.L.                     France                                               100%
National Semiconductor GmbH                               Germany                                               100%
National Semiconductor (I.C.) Ltd.                         Israel                                               100%
National Semiconductor S.r.l.                              Italy                                                100%
National Semiconductor Aktiebolog                          Sweden                                               100%
National Semiconductor Sweden Aktiebolog                   Sweden                                               100%
National Semiconductor (U.K.) Ltd.                     Great Britain              Denmark/Belgium               100%
                                                                             Finland/Spain/Netherlands
National Semiconductor (U.K.)
     Pension Trust Company Ltd.                        Great Britain                                            100%
National Semiconductor Benelux B.V.                     Netherlands                                             100%
National Semiconductor B.V.                             Netherlands                                             100%
National Semiconductor International B.V.               Netherlands                                             100%
Natsem India Designs Pvt. Ltd.                             India                                                100%
National Semiconductor (Australia) Pty.Ltd.              Australia                                              100%
National Semiconductor Hong Kong Limited                 Hong Kong                                              100%
National Semiconductor (Far East) Limited                Hong Kong                    Taiwan                    100%
National Semiconductor Hong Kong Sales
     Limited                                             Hong Kong                                              100%
National Semiconductor Services Limited                  Hong Kong                                              100%
National Semiconductor Manufacturing
     Hong Kong Limited                                   Hong Kong                                              100%
National Semiconductor International
     Hong Kong Limited                                   Hong Kong                                              100%
National Semiconductor Manufacturing
     China Trust                                         Hong Kong                                              100%
National Semiconductor Japan Ltd.                          Japan                                                100%
N.S. Microelectronics Co., LTD.                            Japan                                                 19%
National Semiconductor Korea Limited                       Korea                                                100%
National Semiconductor SDN. BHD.                          Malaysia                                              100%
National Semiconductor Technology
     SDN. BHD.                                            Malaysia                                              100%


                                                                                                              Percent of
                                                      State or Other                                            Voting
                                                     Jurisdiction of           Other Country In Which      Securities Owned
Name                                                  Incorporation           Subsidiary is Registered        by National
----------------------------------------------- ---------------------------- ----------------------------- -------------------
National Semiconductor Services
     Malaysia SDN. BHD.                                  Malaysia                                                100%
National Semiconductor Pte. Ltd.                        Singapore                                                100%
National Semiconductor Asia Pacific Pte.
     Ltd.                                               Singapore                                                100%
National Semiconductor Manufacturer
     Singapore Pte. Ltd.                                Singapore                                                100%
National Semiconductor Shanghai Limited         People's Republic of China                                        95%
National Semiconductor Management               People's Republic of China                                       100%
     Shanghai Ltd.
National Semiconductor (Suzhou) Ltd.            People's Republic of China                                       100%
Shanghai National Semiconductor                 People's Republic of China                                        95%
    Technology Limited
National Semiconductor Canada, Inc.                       Canada                                                 100%
National Semicondcutores do Brasil Ltda.                  Brazil                                                 100%
Electronica NSC de Mexico, S.A. de C.V.                   Mexico                                                 100%
National Semiconductor Investments, Ltd.          British Virgin Islands                                         100%
National Semiconductor Investments II, Ltd.       British Virgin Islands                                         100%

                                                                    Exhibit 31.1


                                  CERTIFICATION


I, Brian L. Halla, certify that:

1. I have reviewed this annual report on Form 10-K of National Semiconductor Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


Date: August 8, 2005
                                        \s\ Brian L. Halla
                                        ------------------
                                        Brian L. Halla
                                        Chief Executive Officer

                                  CERTIFICATION


I, Lewis Chew, certify that:

1. I have reviewed this annual report on Form 10-K of National Semiconductor Corporation;

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

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervisions, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrants internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrants board of directors (or persons performing the equivalent functions):

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


Date: August 8, 2005
                                        \s\ Lewis Chew
                                        --------------
                                        Lewis Chew
                                        Senior Vice President, Finance and Chief
                                        Financial Officer

                                                                    Exhibit 32.1




                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of National Semiconductor Corporation (the "Company") on Form 10-K for the period ended May 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian
L. Halla, Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: August 8, 2005
                                        \s\ Brian L. Halla
                                        ------------------
                                        Brian L. Halla
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Annual Report of National Semiconductor Corporation (the "Company") on Form 10-K for the period ended May 29, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2005
                                        \s\ Lewis Chew
                                        --------------
                                        Lewis Chew
                                        Senior Vice President, Finance and
                                        Chief Financial Officer