Form 10-K/A
period 2005-05-26
NATIONAL SEMICONDUCTOR CORP
filed 2005-08-17
CIK 70530

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

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

PART II

Item 6.         Selected Financial Data                                     4

PART IV

Signatures                                                                  6

ITEM 6.  SELECTED FINANCIAL DATA

EXPLANATORY NOTE

This amendment on Form 10-K/A has been filed to correct a typographical error that disclosed the balance of total debt for the year ended May 30, 2004 in the Five-Year Selected Financial Data table to be zero. The correct balance is $22.1 million which was correctly disclosed in the consolidated balance sheet at May 30, 2004 included under Item 8, Financial Statements and Supplementary Data. The company's consolidated financial statements included under Item 8 have not been affected by this amendment.

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
                                                               =========== =========== ============ ============= ===========

Earnings (loss) per share:
Income (loss) before cumulative effect of a change in
   accounting principle:
      Basic                                                        $ 1.17      $ 0.79      $(0.09)      $(0.34)       $ 0.70
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 1.11      $ 0.73      $(0.09)      $(0.34)       $ 0.65
                                                               =========== =========== ============ ============= ===========
Net income (loss):
      Basic                                                        $ 1.17      $ 0.78      $(0.09)      $(0.34)       $ 0.70
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      $ 1.11      $ 0.73      $(0.09)      $(0.34)       $ 0.65
                                                               =========== =========== ============ ============= ===========
Weighted-average common and potential common
    shares outstanding:
      Basic                                                        353.9       361.0       363.6        355.0         351.8
                                                               =========== =========== ============ ============= ===========
      Diluted                                                      373.9       388.5       363.6        355.0         376.8
                                                               =========== =========== ============ ============= ===========

FINANCIAL POSITION AT YEAR-END
Working capital                                                 $1,228.5    $  784.5    $  872.0     $  804.3      $  803.2
Total assets                                                    $2,504.2    $2,280.4    $2,248.4     $2,290.7      $2,362.6
Long-term debt                                                  $   23.0    $     -     $   19.9     $   20.4      $   26.2
Total debt                                                      $   23.0    $   22.1    $   22.2     $   25.9      $   55.6
Shareholders' equity                                            $2,054.1    $1,680.5    $1,706.0     $1,781.1      $1,767.9
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------
OTHER DATA
Research and development                                        $  333.0    $  357.1    $  439.2     $  441.9      $  435.6
Capital additions                                               $   96.6    $  215.3    $  154.9     $  138.0      $  239.5
Number of employees (in thousands)                                   8.5         9.7         9.8         10.1          10.3
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

                                            NATIONAL SEMICONDUCTOR CORPORATION

Date:  August 17, 2005                               /S/  BRIAN L. HALLA*
                                                     --------------------
                                                     Brian L. Halla
                                                     Chairman of the Board
                                                     and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 17th day of August 2005.

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