Form 10-Q
period 2005-08-28
NATIONAL SEMICONDUCTOR CORP
filed 2005-10-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
  ACT OF 1934
  For the quarterly period ended August 28, 2005

                                       or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class                 Outstanding at August 28, 2005
          -------------------                 ------------------------------
Common stock, par value $0.50 per share               343,671,653

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.
Part 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited)
  for the Three Months Ended August 28, 2005 and August 29, 2004               3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
  for the Three Months Ended August 28, 2005 and August 29, 2004               4

Condensed Consolidated Balance Sheets (Unaudited) as of August 28, 2005
  and May 29, 2005                                                             5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended August 28, 2005 and August 29, 2004                         6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7-15

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                          16-27

Item 3. Quantitative and Qualitative Disclosures About Market Risk            28

Item 4. Controls and Procedures                                               29

Part II. Other Information

Item 1. Legal Proceedings                                                     30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           31

Item 5. Other Information                                                     32

Item 6. Exhibits                                                              33

Signature                                                                     34

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                                                      Three Months Ended
                                                                                    Aug. 28,        Aug. 29,
  (In Millions, Except Per Share Amounts)                                             2005            2004
                                                                                --------------- ---------------
  Net sales                                                                        $ 493.8         $ 548.0
  Operating costs and expenses:
    Cost of sales                                                                    216.1           246.4
    Research and development                                                          80.5            85.7
    Selling, general and administrative                                               66.7            67.6
    Cost reduction and restructuring charges                                          28.0             1.2
    Gain on sale of business                                                         (24.3)            -
  Other operating income, net                                                         (1.0)           (1.5)
                                                                                --------------- ---------------

  Total operating costs and expenses                                                 366.0           399.4
                                                                                --------------- ---------------

  Operating income                                                                   127.8           148.6
  Interest income, net                                                                 7.1             2.6
  Other non-operating expense, net                                                    (2.5)           (2.2)
                                                                                --------------- ---------------

  Income before income taxes                                                         132.4           149.0
  Income tax expense                                                                  46.8            31.3
                                                                                --------------- ---------------

  Net income                                                                      $   85.6         $ 117.7
                                                                                =============== ===============

  Earnings per share:
    Net income:
        Basic                                                                     $   0.25       $   0.33
        Diluted                                                                   $   0.24       $   0.31
    Weighted-average shares used to calculate earnings per share:
        Basic                                                                        345.8           357.3
        Diluted                                                                      363.9           381.7

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (Unaudited)




                                                                           Three Months Ended
                                                                        Aug. 28,       Aug. 29,
(In Millions)                                                             2005           2004
                                                                     -------------- ---------------
Net income                                                               $ 85.6         $117.7

Other comprehensive income, net of tax:
  Unrealized gain on available-for-sale securities                          1.2            0.7
                                                                     -------------- ---------------

Comprehensive income                                                     $ 86.8         $118.4
                                                                     ============== ===============

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                      Aug. 28,                   May 29,
   (In Millions)                                                        2005                      2005
                                                                 ------------------         -----------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                           $   860.5                 $   867.1
      Short-term marketable investments                                       155.1                     155.1
      Receivables, less allowances of $27.0 in fiscal 2006
         and $26.7 in fiscal 2005                                             154.0                     123.9
      Inventories                                                             157.1                     170.2
      Deferred tax assets                                                     127.0                     126.9
      Other current assets                                                     72.5                      70.3
                                                                 ------------------         -----------------

      Total current assets                                                  1,526.2                   1,513.5

   Net property, plant and equipment                                          594.7                     605.1
   Goodwill                                                                    64.9                      87.2
   Deferred tax assets                                                        196.5                     192.2
   Other assets                                                               115.5                     106.2
                                                                 ------------------         -----------------

   Total assets                                                            $2,497.8                  $2,504.2
                                                                 ==================         =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                   $     83.7                $     64.7
      Accrued expenses                                                        159.5                     143.6
      Income taxes payable                                                    104.2                      76.7
                                                                 ------------------         -----------------

      Total current liabilities                                               347.4                     285.0

   Long-term debt                                                              22.1                      23.0
   Other noncurrent liabilities                                               154.0                     142.1
                                                                 ------------------         -----------------

      Total liabilities                                                       523.5                     450.1
                                                                 ------------------         -----------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                            171.8                     174.0
      Additional paid-in capital                                              867.2                   1,024.5
      Retained earnings                                                     1,039.8                     961.2
      Unearned compensation                                                    (7.5)                     (7.4)
      Accumulated other comprehensive loss                                    (97.0)                    (98.2)
                                                                 ------------------         -----------------

      Total shareholders' equity                                            1,974.3                   2,054.1
                                                                 ------------------         -----------------

   Total liabilities and shareholders' equity                              $2,497.8                  $2,504.2
                                                                 ==================         =================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  Three Months Ended
                                                                        --------------------------------------
                                                                           Aug. 28,                Aug. 29,
   (In Millions)                                                             2005                    2004
                                                                        ---------------         --------------

   Cash flows from operating activities:
   Net income                                                                $   85.6              $   117.7
   Adjustments to reconcile net income with net cash
     provided by operating activities:
      Depreciation and amortization                                              43.2                   49.0
      Net loss (gain) on investments                                              2.2                   (0.1)
      Share in net losses of equity-method investments                            0.3                    1.6
      Loss on disposal of equipment                                               1.7                    0.1
      Gain on sale of business                                                  (24.3)                   -
      Tax benefit associated with stock options                                  23.3                    -
      Noncash other operating expense, net                                        0.1                    0.5
      Other, net                                                                 (0.9)                  (0.4)
      Changes in certain assets and liabilities, net:
         Receivables                                                            (30.1)                   7.5
         Inventories                                                             13.1                   (5.6)
         Other current assets                                                    (2.2)                 (17.5)
         Accounts payable and accrued expenses                                   16.6                  (63.7)
         Current and deferred income taxes                                       22.4                   24.6
         Other noncurrent assets                                                (10.3)                   -
         Other noncurrent liabilities                                            11.9                    5.9
                                                                        ---------------         --------------

   Net cash provided by operating activities                                    152.6                  119.6
                                                                        ---------------         --------------

   Cash flows from investing activities:
   Purchase of property, plant and equipment                                    (12.8)                 (55.0)
   Sale of business                                                              60.0                    -
   Sale of investments                                                            -                      0.1
   Security deposits on leased equipment                                          -                     (2.8)
   Funding of benefit plan                                                       (1.2)                  (4.8)
   Other, net                                                                    (1.1)                  (0.1)
                                                                        ---------------         --------------

   Net cash provided by (used by) investing activities                           44.9                  (62.6)
                                                                        ---------------         --------------

   Cash flows from financing activities:
   Payments on software license obligations                                     (12.9)                  (1.5)
   Issuance of common stock                                                      91.1                   25.1
   Purchase and retirement of treasury stock                                   (275.3)                   -
   Cash dividends declared and paid                                              (7.0)                   -
                                                                        ---------------         --------------

   Net cash (used by) provided by financing activities                         (204.1)                  23.6
                                                                        ---------------         --------------

   Net change in cash and cash equivalents                                       (6.6)                  80.6
   Cash and cash equivalents at beginning of period                             867.1                  642.9
                                                                        ---------------         --------------

   Cash and cash equivalents at end of period                                 $ 860.5                $ 723.5
                                                                        ===============         ==============

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1. Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 29, 2005.

o Property, Plant and Equipment

Effective May 30, 2005, we prospectively changed the estimated useful life of our factory machinery and equipment from 5 years to 9 years for machinery and equipment placed in service on or after that date. We will continue to depreciate these assets using a straight-line method. The change was adopted because we recently completed the sale of our PC Super I/O and cordless businesses and announced the closure of our assembly and test plant in Singapore, key actions associated with the implementation of our strategy to focus on analog product capabilities. The life cycles of analog products and the process technology associated with analog are longer than the non-analog products that were historically a part of our product portfolio. As a result, the average product life of our current portfolio is longer than it was previously. Therefore, the equipment used to manufacture our now-predominantly analog product portfolio will have longer productive lives. The effect of the change was an increase to net income of $0.1 million with no effect to earnings per share for the first quarter of fiscal 2006. Factory machinery and equipment placed in service prior to fiscal year 2006 continue to be depreciated over 5 years using a straight-line method.

o Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                                           Three Months Ended
                                                                         Aug. 28,      Aug. 29,
(In Millions)                                                              2005          2004
                                                                        ------------- -------------
Numerator:
  Net income                                                              $ 85.6        $117.7
                                                                        ============= ==============

Denominator:
  Weighted-average common shares outstanding used
    for basic earnings per share                                           345.8         357.3

  Effect of dilutive securities:
    Stock options                                                           18.1          24.4
                                                                        ------------- --------------

Weighted-average common and potential common
  shares outstanding used for diluted earnings per share                   363.9         381.7
                                                                        ============= ==============

     For  the  first  quarter  of  fiscal  2006,  we  did  not  include  options outstanding to purchase 13.6 million shares of common stock with a weighted-average exercise price of $28.91 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the quarter. However, these shares could potentially dilute basic earnings per share in the future. For the first quarter of fiscal 2005, we did not include options outstanding to purchase 19.7 million shares of common stock with a weighted-average exercise price of $25.73 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the quarter.

o Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As we indicated in the annual report on Form 10-K for the fiscal year ended May 29, 2005, the adoption of SFAS No. 123 (revised 2004), "Share-Based Payment," will be effective beginning with our 2007 fiscal year. For more complete information on our stock-based compensation plans, see Note 11 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 29, 2005.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the first quarter of fiscal 2006 and 2005 was $15.04 and $11.84 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $5.01 and $5.34 per share for the first quarter of fiscal 2006 and 2005, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that uses the following weighted-average assumptions:

                                                                                  Three Months Ended
                                                                            Aug. 28,              Aug. 29,
                                                                              2005                  2004
                                                                      -------------------- ----------------------
Stock Option Plans
     Expected life (in years)                                                 5.4                  5.2
     Expected volatility                                                     68%                  72%
     Risk-free interest rate                                                  4.2%                 3.4%
       Dividend Yield                                                         0.3%                 -

Stock Purchase Plans
     Expected life (in years)                                                 0.6                  0.5
     Expected volatility                                                     40%                  42%
     Risk-free interest rate                                                  2.4%                 1.7%
       Dividend Yield                                                         0.2%                 -


     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized over the options' vesting period for options and over the three-month purchase period for stock purchases under the stock purchase plans. The pro forma information follows:

                                                                                  Three Months Ended
                                                                            Aug. 28,              Aug. 29,
(In Millions,  Except Per Share Amounts)                                      2005                  2004
                                                                      -------------------- ----------------------
Net income - as reported                                                   $ 85.6               $117.7
Add back:  Stock compensation charge included in
  net income determined under the intrinsic value method,
  net of tax                                                                  1.2                  0.6
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax                                                                (20.1)               (25.8)
                                                                      -------------------- ----------------------

Net income - pro forma                                                     $ 66.7               $ 92.5
                                                                      ==================== ======================

Basic earnings per share - as reported                                     $ 0.25               $ 0.33
Basic earnings per share - pro forma                                       $ 0.19               $ 0.26
Diluted earnings per share - as reported                                   $ 0.24               $ 0.31
Diluted earnings per share - pro forma                                     $ 0.18               $ 0.24

o Reclassifications

Certain amounts reported in fiscal 2005 have been reclassified to conform to the
fiscal   2006   presentation.   Net  income  has  not  been   affected   by  the
reclassification.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

                                                                 Aug. 28,                     May 29,
(In Millions)                                                      2005                        2005
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                   $  11.2                   $  11.0
  Work in process                                                    96.2                     102.4
  Finished goods                                                     49.7                      56.8
                                                        --------------------------- ---------------------------

Total inventories                                                  $157.1                    $170.2
                                                        =========================== ===========================

Condensed consolidated statements of operations:

                                                           Three Months Ended
                                                        ---------------------------
                                                           Aug. 28,       Aug. 29,
(In Millions)                                                2005           2004
                                                        -------------- ------------
Other operating income, net
Net intellectual property income                             $(0.7)         $(1.5)
Other                                                         (0.3)           -
                                                        -------------- ------------
  Total other operating income, net                          $(1.0)         $(1.5)
                                                        ============== ============

Interest income, net:
Interest income                                              $ 7.4          $ 3.1
Interest expense                                              (0.3)          (0.5)
                                                        -------------- ------------

  Interest income, net                                       $ 7.1          $ 2.6
                                                        ============== ============


Other non-operating expense, net:
---------------------------------
Gain (loss) on marketable and other investments, net:
    Trading securities:
      Change in net unrealized holding gains                 $ 2.0          $(0.2)
    Available-for-sale securities:
      Gain from sale                                           -              0.1
    Non-marketable investments:
      Impairment loss                                         (4.2)           -
                                                        -------------- ------------
Total net loss on marketable and other
  investments, net                                            (2.2)          (0.1)
Share in net losses of equity-method investments              (0.3)          (1.6)
Other                                                          -             (0.5)
                                                        -------------- ------------
  Total other non-operating expense, net                     $(2.5)         $(2.2)
                                                        ============== ============

Beginning in fiscal 2006, the change in net unrealized holding gains from trading securities related to deferred compensation plan assets is included in other non-operating expenses, net. Other non-operating expenses, net for the fiscal 2005 period presented has been conformed to reflect the fiscal 2006 presentation.

Note 3.  Statements of Cash Flows Information

                                                                               Three Months Ended
                                                                          Aug. 28,              Aug. 29,
(In Millions)                                                               2005                  2004
                                                                   ----------------------- -------------------
Supplemental Disclosure of Cash Flow Information:
  Cash paid for:
    Interest                                                               $  0.3                 $  0.5
    Income taxes                                                           $  3.7                 $  8.6

Supplemental Schedule of Non-Cash Investing and
  Financing Activities:
    Unearned compensation relating to restricted stock issuance            $  0.9                 $  0.5
    Restricted stock cancellation                                          $ (0.4)                $ (0.5)
    Change in unrealized gain on available-for-sale securities             $  1.2                 $  0.7
    Purchase of software under license obligations, net                    $ 19.9                 $   -
    Repurchase of common stock upon settlement of an advance
      repurchase contract                                                  $   -                  $30.0
    Accretion related to a stock-based compensation plan                   $  0.9                 $   -


Note 4. Cost Reduction Programs

In July 2005, we announced that we would close our assembly and test plant in Singapore in a phased shutdown after unsuccessful efforts to sell the plant on terms that were acceptable to us. We determined that the equipment in Singapore was of higher value to us than any of the potential offers we received. The Singapore plant is geared more towards complex, high-pin count products and we have moved more to a product portfolio that does not have a great need for these high-pin count packages. The plant's production volume and related equipment are being consolidated into our other assembly and test facilities in Malaysia and China. The majority of the closure activities is expected to take place over the remainder of fiscal 2006. The closure will impact approximately 972 employees who were notified at the time we announced our decision to close the plant. Our management team in Singapore is working with local government agencies and other employers on job placement opportunities for these affected employees. Departure of these employees should coincide with the phased timing of the closure activities. In connection with this action, we recorded a charge of $ 28.3 million in the first quarter of fiscal 2006, primarily for severance. Non-cash charges relate to the write-off of plant assets that were used in one of the assembly lines that was immediately shut down.

     In addition to this charge, we recorded a $0.3 million credit in the first quarter of fiscal 2006 for the release of severance cost accruals no longer required upon the completion of prior cost reduction actions.

     The following table provides further detail related to the total net charge recorded in the first quarter of fiscal 2006:

(In Millions)                                  Analog
                                               Segment      All Others        Total
                                            -------------- ------------- --------------
Cost reduction program charge:
  Singapore plant closure charge:
    Severance                                   $   -            $28.2         $28.2
    Asset write-off                                 -              0.1           0.1
                                            -------------- ------------- --------------
                                                    -             28.3          28.3
Release of reserves:
  Severance                                         -             (0.3)         (0.3)
                                            -------------- ------------- --------------

Total cost reduction program charge             $   -            $28.0         $28.0
                                            ============== ============= ==============

     The following table provides a summary of the activities for the three months ended August 28, 2005 related to our cost reduction and restructuring actions included in accrued liabilities:

                                   Fiscal 2006  Cost        Cost Reduction Actions in
                                   Reduction Actions              Prior Years
                                   --------------------     ---------------------------
                                                                            Other Exit
(In Millions)                           Severance             Severance     Costs             Total
                                   --------------------     ------------- -------------     ------------
Balance at
  May 29, 2005                             $ -                  $ 4.5         $ 5.8           $10.3
Cost reduction charges                    28.2                     -             -             28.2
Cash payments                             (3.0)                  (2.7)         (0.6)           (6.3)
Release of residual reserves                -                    (0.3)           -             (0.3)
                                   -------------------- --- ------------- ------------- --- ------------
Balance at August 28, 2005                25.2                    1.5           5.2            31.9
Less noncurrent portion of
  lease obligations included
  in other noncurrent liabilities           -                      -           (3.3)           (3.3)
                                   -------------------- --- ------------- ------------- --- ------------
Balance included in accrued
  liabilities                            $25.2                  $ 1.5         $ 1.9           $28.6
                                   ==================== === ============= ============= === ============

     During the first quarter of fiscal 2006 we paid severance to 146 employees in connection with workforce reductions related to the Singapore plant closure, as well as the actions that occurred in fiscal 2005. Amounts paid for other exit-related costs during the first quarter of fiscal 2006 were primarily for payments under lease obligations associated with actions taken in prior years.

     As part of our activities to reposition toward a higher-value analog portfolio, we have continued to divest businesses that do not align with our business model. In June 2005, we completed the sale of our cordless business unit to HgCapital, a private equity investor based in London, U.K. The cordless business unit was a part of the wireless operating segment within the Analog reportable segment. Under the terms of the agreement, HgCapital acquired certain assets, primarily machinery and equipment with a carrying value of $1.6 million, and intellectual property. In addition, HgCapital agreed to hire approximately 70 engineers, who were based at our cordless business unit in 's-Hertogenbosch and its design center in Hengelo, The Netherlands. As a result of the sale, we recorded a gain of $24.3 million in the first quarter of fiscal 2006. We also entered into separate agreements with HgCapital where we will manufacture product for them at prices specified by the terms of the agreement, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. In general, these agreements are effective for 18 months, unless terminated earlier as permitted under their terms.

Note 5. Goodwill

The following table presents goodwill by reportable segments:

                                                        Analog
(In Millions)                                           Segment       All Others        Total
                                                     --------------- -------------- --------------
Balances at May 29, 2005                                  $ 64.5          $ 22.7         $ 87.2
   Sale of cordless business                               (22.3)            -            (22.3)
                                                     --------------- -------------- --------------

Balances at August 28, 2005                               $ 42.2          $ 22.7         $ 64.9
                                                     =============== ============== ==============

Note 6. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2006 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

                                                                Three Months Ended
                                                             Aug. 28,          Aug. 29,
(In Millions)                                                  2005              2004
                                                        ------------------ ----------------
Service cost of benefits earned during the period               $ 1.4             $  1.9
Plan participant contributions                                   (0.3)              (0.5)
Interest cost on projected benefit obligation                     3.3                4.1
Expected return on plan assets                                   (2.8)              (3.1)
Net amortization and deferral                                     1.2                1.6
                                                        ------------------ ----------------

Net periodic pension cost                                       $ 2.8             $  4.0
                                                        ================== ================

     Total contributions paid to these plans were $0.8 million during the first quarter of fiscal 2006 and $1.1 million during the first quarter of fiscal 2005. We currently expect our fiscal 2006 contribution to these plans to be approximately $8.0 million.

Note 7. Shareholders' Equity

o Stock Repurchase Program

We continued our stock repurchase program during the first quarter of fiscal 2006 under the $400 million stock repurchase program announced in March 2005 by repurchasing a total of 11.9 million shares of our common stock for $275.3 million in the open market. The stock repurchase program is one element of our overall effort to improve our return on invested capital, which we believe improves shareholder value. As of August 28, 2005, we had $28.6 million remaining for future common stock repurchases under this program. This balance reflects repurchases of common stock made in fiscal 2005 since this program began in March 2005.

     In September 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs. During the period after the end of our fiscal 2006 first quarter through September 25, 2005, we repurchased 5.6 million shares of our common stock for $142.5 million. These purchases were made under both the stock repurchase programs announced in March 2005 and September 2005.

o Dividends

On September 8, 2005, the Board of Directors declared a cash dividend of $0.02 per outstanding share of common stock. The dividend is payable on October 11, 2005 to shareholders of record at the close of business on September 20, 2005 and will be recorded in the second quarter of fiscal 2006. On September 30, 2005, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. This dividend will also be recorded in the second quarter of fiscal 2006. We previously paid cash dividends of $7.0 million ($0.02 per outstanding share of common stock) in the first quarter of fiscal 2006.

Note 8. Segment Information

The following table presents information related to our reportable segments:

                                                            Analog
(In Millions)                                               Segment      All Others      Total
                                                         -------------- ------------ -------------
Three months ended August 28, 2005:
   Sales to unaffiliated customers                           $434.7         $ 59.1          $493.8
                                                         ============== ============ =============

  Segment income (loss) before income taxes                  $136.9        $  (4.5)         $132.4
                                                         ============== ============ =============

Three months ended August 29, 2004:
   Sales to unaffiliated customers                           $470.8         $ 77.2          $548.0
                                                         ============== ============ =============

  Segment income before income taxes                         $148.0        $   1.0          $149.0
                                                         ============== ============ =============

Note 9. Contingencies - Legal Proceedings

o Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, in the case of the PRP cases, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the fiscal periods covered in these condensed consolidated financial statements.

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

o Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS administrative process. We are undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and in international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements such that the outcome of these audits will have no material adverse effect on our financial statements.

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

     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission (SEC) proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case. In September 2004, the district court ordered a stay of the case pending the SEC's adoption of the proposed amendments. Plaintiff filed a writ of mandamus with the appeals court, requesting that the district court be ordered to lift the stay. In August 2005, the SEC adopted the rule amendments and the appeals court denied plaintiff's petition for the writ of mandamus. The district court has ordered a briefing on whether the court should apply the SEC rule amendments to the case. Oral argument on the briefs is set for November 2005. We intend to continue to contest the case through all available means.

     In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. We contested the verdict in post trial motions heard late in July 2005. After hearing the motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We have filed a notice of appeal and intend to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded to iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

o Contingencies - Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and, as a result, we have not recorded any liabilities in our consolidated financial statements.

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

     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 29, 2005.

o Critical Accounting Policies and Estimates
--------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1. Revenue Recognition

     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 52 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

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

2. Valuation of Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory amounts that are determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Therefore, inventory is not written up if estimates of market value subsequently improve. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales prove to be less favorable than what we have projected, additional inventory write-downs may be required.

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

     Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Our reporting units with goodwill include our RF products (formerly within wireless), displays, portable power (formerly within power management), non-audio amplifier and interface business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, or if the products fail to gain expected market acceptance, or if market conditions for these businesses fail to sustain improvement, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

o Overview

As we entered fiscal 2006, we have continued to focus on our analog product capabilities, particularly in the analog standard linear market segments. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of our focus, we periodically identify opportunities to divest or reduce involvement in product areas that are not in line with our business objectives. In June 2005, we completed the sale of our cordless business unit in Europe to HgCapital. In July 2005, we announced that we are closing our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the remainder of fiscal 2006. The Singapore plant had specialized in high pin-count packages that are not used as much in the high-value analog products that are the focus of our business.

     We achieved a higher gross margin percentage on lower sales in the first quarter of fiscal 2006 compared to the same quarter of the last fiscal year. Compared to the fourth quarter of fiscal 2005, we achieved increases in both sales and our gross margin percentage. This improvement in gross margin reflects our shift toward a richer analog product mix and was achieved despite the fact that our factory utilization was lower than it was last year for the same period. We intend to continue our focus on gross margin relative to sales with research and development investments aimed primarily at high-value growth areas in analog standard linear markets.

     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share in the analog standard linear category as defined by WSTS. We generally define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

     We continued our stock repurchase program during the first quarter of fiscal 2006 under the $400 million stock repurchase program announced in March 2005 by repurchasing a total of 11.9 million shares of our common stock for $275.3 million in the open market. The stock repurchase program is one element of our overall effort to improve our return on invested capital, which we believe improves shareholder value. As of August 28, 2005, we had $28.6 million remaining for future common stock repurchases under this program. This balance reflects repurchases of common stock made in fiscal 2005 since this program began in March 2005. On September 8, 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs. Our Board of Directors also declared a cash dividend of $0.02 per outstanding share of common stock. The dividend is payable on October 11, 2005 to shareholders of record at the close of business on September 20, 2005. On September 30, 2005, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005.

     The following table and discussion provide an overview of our operating results for the recently completed first quarter:

                                     -----------------------------------------
                                              Three Months Ended
                                     Aug. 28,                     Aug. 29,
         (In Millions)                 2005          % Change       2004
                                     ------------- ------------ --------------
          Net sales                      $493.8         (10%)       $548.0

         Operating income                $127.8                     $148.6
         As a % of net sales               26%                        27%

         Net income                      $ 85.6                     $117.7
         As a % of net sales               17%                        21%


     Net income for the first quarter of fiscal 2006 includes cost reduction charges of $28.0 million related to the closure of our Singapore assembly and test plant (See Note 4 to the Condensed Consolidated Financial Statements), a gain of $24.3 million from the sale of our cordless business in June 2005 (See
Note 4 to the Condensed Consolidated Financial Statements) and other operating income of $1.0, primarily net intellectual property income (See Note 2 to the Condensed Consolidated Financial Statements). Income tax expense for the first quarter of fiscal 2006 also includes additional tax provisions of $5.8 million, primarily relating to discrete transactions recorded in the quarter including those described above. Net income for the first quarter of fiscal 2005 included $1.5 million of net intellectual property income, which was partially offset by a $1.2 million net charge for severance and an impairment loss incurred in connection with the sale of the imaging business, which was completed in September 2004.

o Net Sales
-----------

                                      ------------------------------------------
                                                   Three Months Ended
                                         Aug. 28,                    Aug. 29,
         (In Millions)                     2005        % Change        2004
                                      -------------- ------------ --------------
         Analog segment                    $434.7           (8%)       $470.8
         As a % of net sales                  88%                         86%

         All others                          59.1          (23%)         77.2
         As a % of net sales                  12%                         14%
                                      --------------              --------------

         Total net sales                   $493.8                      $548.0
                                      ==============              ==============
                                             100%                        100%

     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 29, 2005.

     Analog segment sales for the first quarter of fiscal 2006 were lower than sales for the first quarter of fiscal 2005 due to lower demand levels in general. A year ago, demand levels had been strong through the first quarter and then subsequently dropped off in the second quarter due to excess inventories in the supply chain, as well as slower growth rates in various end markets. Since that time, quarterly sales have gradually increased, but are not back to the level achieved in the first quarter of fiscal 2005. A portion of the sales decline can also be attributed to the PC Super I/O and cordless business units that we sold in May and June 2005, respectively. Our analog unit shipments were down 4 percent in the first quarter of fiscal 2006 from the first quarter of fiscal 2005. Despite the improved mix of higher value products in our standard linear market segments, blended-average selling prices were down 4 percent in the first quarter of fiscal 2006 from the first quarter of fiscal 2005 due to some price declines in other analog product areas. Our analog products generally have lower blended-average selling prices, but higher margins, than our non-analog products.

     Within the Analog segment, sales in the first quarter of fiscal 2006 from the flat panel displays business unit grew by 11 percent, while sales from the amplifier business unit (including audio amplifier products) were flat compared with sales in the first quarter of fiscal 2005. Sales in the first quarter of fiscal 2006 from the power management, interface and data conversion business units were all down from sales in the first quarter of fiscal 2005 by 1 percent, 6 percent and 14 percent, respectively.

o Gross Margin
--------------

                                        -------------------------------------
                                                Three Months Ended
                                          Aug. 28,                 Aug. 29,
         (In Millions)                      2005      % Change       2004
                                        ----------- ------------ ------------
          Net sales                         $493.8       (10%)       $548.0
          Cost of sales                      216.1       (12%)        246.4
                                        -----------              ------------

          Gross margin                      $277.7                   $301.6
                                        ===========              ===========
           As a % of net sales                56%                      55%

The increase in gross margin as a percentage of sales for the first quarter of fiscal 2006 compared to the same quarter of fiscal 2005 was driven by improved product mix made up of higher-margin analog standard linear products. Our product mix has improved through our active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Since these analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 88 percent of total net sales in the first quarter of fiscal 2006 from 86 percent of total net sales in the first quarter of fiscal 2005 also positively impacted our gross margin percentage. We achieved gross margin improvement despite lower wafer fabrication capacity utilization of 74 percent compared to 95 percent in last year's first quarter.

o Research and Development
--------------------------

                                        -------------------------------------
                                                Three Months Ended
                                          Aug. 28,                 Aug. 29,
         (In Millions)                      2005      % Change       2004
                                        ----------- ------------ ------------
         Research and
           development                       $80.5        (6%)        $85.7
         As a % of net sales                  16%                      16%

Lower research and development expenses in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 reflect the cost savings from the businesses we divested in fiscal 2005 and some expense reductions due to the sale of our cordless business, which was completed at the end of June 2005. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Total company spending in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was down 9 percent for new product development, but was up 9 percent for process and support technology. Although research and development spending is down as a whole, research and development spending on our key focus areas in the Analog segment increased as we continued to invest in the development of new analog products for wireless handsets, displays, other portable devices, as well as in applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o Selling, General and Administrative
-------------------------------------

                                       --------------------------------------
                                                Three Months Ended
                                        Aug. 28,                  Aug. 29,
         (In Millions)                    2005         % Change     2004
                                       ------------ ------------ ------------
         Selling, general and
           administrative                  $66.7        (1%)         $67.6
         As a % of net sales                14%                       12%

The reduction in selling, general and administrative expenses for the first quarter of fiscal 2006 compared to the same period of fiscal 2005 reflects our continuing focus on managing our cost structure. Although to a much lesser extent than R&D expenses, SG&A expenses for fiscal 2006 also reflect some reductions due to business divestitures.

o Interest Income, Net
----------------------

                                                 ----------------------------
                                                     Three Months Ended
                                                   Aug. 28,       Aug. 29,
         (In Millions)                               2005           2004
                                                 -------------- -------------
           Interest income                            $ 7.4          $ 3.1
           Interest expense                            (0.3)          (0.5)
                                                 -------------- -------------
           Interest income, net                       $ 7.1          $ 2.6
                                                 ============== =============

The increase in interest income, net, for the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 was due to an increase in interest income from higher average cash balances and higher interest rates.

o Other Non-Operating Expense, Net
----------------------------------

                                                 ----------------------------
                                                     Three Months Ended
                                                    Aug. 28,       Aug. 29,
         (In Millions)                                2005           2004
                                                 -------------- -------------
         Net loss on marketable and other
           investments                                $(2.2)         $(0.1)
         Share in net losses of equity-
           method investments                          (0.3)          (1.6)
           Other                                        -             (0.5)
                                                 -------------- -------------
         Total other non-operating
           expense, net                               $(2.5)         $(2.2)
                                                 ============== =============

The components of other non-operating expense, net are primarily derived from activities related to our investments. The net loss on investments in the first quarter of fiscal 2006 relates to the impairment of nonmarketable investments offset by the net change in unrealized holdings gains from trading securities. The share of net losses in equity-method investments was lower in the first quarter of fiscal 2006 than the corresponding fiscal 2005 period as we have written down the carrying value of additional equity-method investments in nonpublic companies to zero.

o Income Tax Expense
--------------------

                                                 ----------------------------
                                                     Three Months Ended
                                                   Aug. 28,       Aug. 29,
         (In Millions)                               2005           2004
                                                 -------------- -------------

         Income tax expense                           $46.8          $31.3
         Effective tax rate                            35%            21%

Income tax expense for the first quarter of fiscal 2006 includes tax provisions of $5.8 million related to discrete transactions recorded in the quarter, including cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business. The tax expense in fiscal 2005 consisted primarily of alternative minimum tax, net of tax credit carryforwards and non-U.S. taxes.

o Liquidity and Capital Resources
---------------------------------

                                                 --------------------------------------
                                                          Three Months Ended
                                                   Aug. 28,                 Aug. 29,
         (In Millions)                               2005                      2004
                                                 --------------           -------------
         Net cash provided by
           operating activities                      $152.6                   $119.6

         Net cash provided by (used by)
           investing activities                        44.9                    (62.6)

         Net cash (used by) provided by
           financing activities                      (204.1)                    23.6
                                                 --------------           -------------

         Net change in cash and
           cash equivalents                         $  (6.6)                 $  80.6
                                                 ==============           =============

The primary factors contributing to the changes in cash and cash equivalents in the first quarters of fiscal 2006 and 2005 are described below:

     In the first quarter of fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization) combined with the positive impact that came from changes in working capital components. We also generated cash from operating activities in the first quarter of fiscal 2005. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first quarter of fiscal 2005.

     The primary source of cash generated from investing activities during the first quarter of fiscal 2006 came from proceeds from the sale of the cordless business of $60.0 million, which was offset by investment in property, plant and equipment of $12.8 million, primarily for the purchase of machinery and equipment. Major uses of cash for investing activities during the first quarter of fiscal 2005 included investment in property, plant and equipment of $55.0 million, primarily for the purchase of machinery and equipment, funding of a benefit plan in the amount of $4.8 million, and payments for security deposits on leased equipment of $2.8 million.

     The primary use of cash for our financing activities in the first quarter of fiscal 2006 was for the repurchase of 11.9 million shares of our common stock in the open market for $275.3 million, payments of $12.9 million on software license obligations and $7.0 million for cash dividends. These amounts were partially offset by proceeds of $91.1 million from the issuance of common stock under employee benefit plans. In the first quarter of fiscal 2005, the primary source of cash from our financing activities came from the issuance of common stock under employee benefit plans of $25.1 million.

     On September 8, 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs approved in the previous two fiscal years. The stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. In addition to the $400 million available for future common stock repurchases under this latest program, there was $28.6 million remaining at August 28, 2005 under the program approved in March 2005. Our Board of Directors has also declared a cash dividend of $0.02 per outstanding share of common stock which will be paid on October 11, 2005 to shareholders of record at the close of business on September 20, 2005. On September 30, 2005, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005.

     We foresee continuing cash outlays for plant and equipment in fiscal 2006, with our primary focus on analog capabilities at our existing sites. Capital expenditures for fiscal 2005 were considerably lower than what we typically expect. This was due to our efforts to control costs and respond to reduced utilization during fiscal 2005. Although capital expenditures remained very low in the first quarter of fiscal 2006, we currently expect fiscal 2006 capital expenditures to increase during the year and to be higher in total than the fiscal 2005 level. We will continue to manage the level of capital expenditures in light of sales levels, capacity utilization and industry business conditions. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the planned capital investments in fiscal 2006, as well as the declared dividend and the stock repurchase program.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of August 28, 2005:

                                        Fiscal Year:
                                                                                         2011 and
(In Millions)                    2006         2007      2008       2009       2010       thereafter    Total
                                 ------------ --------- ---------- ---------- ---------- ---------- ----------
Contractual obligations:
    Debt obligations              $    -       $    -      $ 21.9  $    -      $    -      $   0.2    $  22.1
   CAD software licensing
     agreements                        0.1          9.7       9.7       9.7         -          -         29.2
Other contractual
  obligations under:
   Noncancellable
     operating leases                 24.1         20.6      10.6       6.7         5.3        0.2       67.5
  Other                                3.7          3.8       2.3       0.2         -          -         10.0
                                 ------------ --------- ---------- ---------- ---------- ---------- ----------
Total                               $ 27.9       $ 34.1    $ 44.5    $ 16.6     $   5.3    $   0.4     $128.8
                                 ============ ========= ========== ========== ========== ========== ==========
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                        $   7.8         -          -         -          -         -       $    7.8
                                 ============ ========= ========== ========== ========== ========== ==========

     In addition, as of August 28, 2005, capital purchase commitments were $23.1 million.

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

o Outlook
---------

We experienced stronger market conditions during the first quarter of fiscal 2006 as new orders grew sequentially over the fourth quarter of fiscal 2005, driven by increased demand from our wireless handset and flat panel display customers. This increase in orders came mainly from OEM customers while orders from distributors were relatively consistent with the prior quarter, as distributors continued to maintain a tight position on their inventory levels. Turns orders, which are orders received with delivery requested in the same quarter, were stronger than expected and included higher orders from our two recently sold businesses as the new owners restocked their pipelines in preparation for the pre-holiday build season. We anticipate that the new owners of these divested businesses will require foundry support from us for at least the next three to four quarters, but will gradually diminish over that time frame, as other manufacturing sources are qualified. The foundry sales have a dilutive effect on our gross margin percentage since the gross margin percentage on the foundry business is lower than the margin we achieved on product sales when we owned the businesses and also have a substantially lower gross margin percentage than the average margin of the rest of our products.

     Our opening 13-week backlog entering the second quarter of fiscal 2006 was higher than it was when we began the first quarter of fiscal 2006. Because of the scale of the increased short-term backlog from our customers, we assumed that total turns orders in the second quarter will be lower than what we received in the first quarter. We also assumed that distributor weeks of inventory will remain relatively consistent overall, while distributor resales are expected to be higher in the second quarter as manufacturers increase their production activity for the upcoming holiday season. Considering all factors, including those discussed above, we provided guidance for net sales in the second quarter of fiscal 2006 to be up approximately 5 percent from the level achieved in our first quarter. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this increased level of sales. We also expect gross margin percentage to be similar to or slightly higher than the percentage achieved in the first quarter.

     In July 2005, we announced that we plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities is expected to take place over the next six to nine months. Although we expect some future reduction in our manufacturing costs once the closure is completed, manufacturing costs during the interim may be unfavorably affected.

     During fiscal 2005, the American Jobs Creation Act of 2004 was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations, and we are uncertain as to how to interpret numerous provisions in the Act. Accordingly, we are not yet in a position to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $500 million could be repatriated, which would have a corresponding tax liability of up to $45 million. We expect to be in a position to finalize our analysis by March 2006.

o Risk Factors
--------------

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results. Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, price erosion and high sensitivity to the overall business cycle. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry. We have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward, or away from, higher margin products can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

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

     The wireless handset market continues to drive a significant portion of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are often uncertain and difficult to predict with accuracy. Since the wireless handset market is a consumer market, downturns in the economy that affect consumer demand will impact our business and results.

If our development of new products is delayed or market acceptance is below our expectations, our future operating results may be unfavorably affected. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to our successful growth and our ability to achieve strong financial performance. Successful development and introduction of new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, other portable devices and applications in other broad markets that require analog technology. We cannot assure you that we will be successful in developing and introducing successful new products, and a failure to bring new products to market may harm our operating results.

We face risks from our international operations. We conduct a substantial portion of our operations outside the United States. Our new assembly and test facility in China, which commenced operations in fiscal 2005, has expanded our international operations to include China, where we had not previously conducted manufacturing operations. International operations subject our business to risks associated with many factors beyond our control. These factors include:

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

Investments, Acquisitions and Divestitures. We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending. We have made and will continue to consider making strategic business divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

Taxes. From time to time, we have received notices of tax assessments from governments of certain countries in which we operate. These governments or other government entities may serve future notices of assessments on us and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

Current World Events. Terrorist activities worldwide and hostilities in and between nation states cause uncertainty on the overall state of the world economy. We have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of varying illnesses that have the potential for becoming pandemic could also adversely affect our business. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may affect our future costs and revenues. The recent destruction caused by Hurricane Katrina to the city of New Orleans and much of the Gulf Coast has created additional uncertainty on the state of the U.S. economy overall. Although we did not experience any direct adverse effect on our operations from the aftermath of this hurricane, the longer-term and indirect consequences from this devastation are not yet known.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the year ended May 29, 2005 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 30 of our Annual Report on Form 10-K for the year ended May 29, 2005 and to
Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in
Item 8 of our 2005 Form 10-K. There have been no material changes in market risk from the information reported in these sections.

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

     We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-Q and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-Q and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial
Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2006 which is covered by this report, we did not make any changes in our internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 29, 2005. Except as described below, there have been no material developments in the legal proceedings described in the Form 10-K.

1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. In February 2002, the District Court granted the motion to dismiss filed by us and our co-defendants and dismissed the case, ruling that the conversion was done pursuant to a reclassification which is exempt from the scope of Section 16(b). Plaintiff appealed the dismissal of the case and upon appeal, the U.S. Court of Appeals for the Third Circuit reversed the District Court's dismissal. Our petition for a panel rehearing and/or rehearing en banc was denied by the Appeals Court in April 2003. Our petition to the U.S. Supreme Court for a writ of certiorari was denied in October 2003. The case has completed discovery in the District Court. In June 2004, the Securities and Exchange Commission proposed clarifying amendments to its Section 16(b) rules which we believe would be dispositive of the case. In September 2004, the District Court ordered a stay of the case pending the SEC's adoption of the proposed amendments. In June 2005, plaintiff filed a writ of mandamus with the U.S. Court of Appeals for the Third Circuit seeking an order requiring the District Court to lift its stay. In August 2005, the SEC announced the adoption of the rule amendments and the Appeals Court denied plaintiff's mandamus petition. The District Court has ordered a briefing on whether it should apply the SEC rule amendments to the case. Oral argument on the briefs is set for November 2005. We intend to continue to contest the case through all available means.

2. In September 2002, iTech Group, Inc. brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. The case began trial in May 2005 and the jury in the case found for iTech Group, Inc. on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post-trial motions heard by the court in July 2005, the court affirmed the verdict for the compensatory damages, awarded attorneys' fees to iTech of approximately $60.0 thousand and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We have filed a notice of appeal and intend to contest the case through all available means.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. During the first quarter of fiscal 2006 covered by this report, we did not make unregistered sales of our securities.

c. The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2006:

                                                                                                Approximate Dollar
                                                                          Total Number of      Value of Shares that
                                                                        Shares Purchased as    May Yet Be Purchased
                             Total Number of                              Part of Publicly      Under the Plans or
                           Shares Purchased (1)   Average Price Paid     Announced Plans Or        Programs (2)
          Period                                      per Share               Programs
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Month #1
May 30, 2005 -
  June 29, 2005                 2,917,700               $21.28               2,917,700             $242 million
Month #2
June 30, 2005 -
  July 29, 2005                 6,828,300               $23.40               6,828,300             $ 82 million
Month #3
July 30, 2005 -
  August 28, 2005               2,136,000               $24.85               2,136,000             $ 29 million
                           --------------------                        ----------------------

Total                           11,882,000                                   11,882,000
                           ====================                        ======================

1. During the quarter ended August 28, 2005, we also reacquired 15,819 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended August 28, 2005, 6,519 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to "invest" in National stock in accordance with the instructions of plan participants.

2. Purchases during the first quarter were made under a program announced March 10, 2005. The total dollar amount approved for the repurchase program was $400 million. All 11,882,000 shares were purchased in the open market.

     Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit expires in October 2005 and we expect to renew it or replace it prior to expiration. The agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends. At August 28, 2005, $720.6 million of tangible net worth was unrestricted and available for payment of dividends on common stock under the most restrictive of these covenants.

ITEM 5. OTHER INFORMATION

a. Temporary suspension of Trading under Employee Benefit Plans: During the period beginning 4:00 p.m. Eastern time on August 5, 2005 and ending at 9:30 a.m. Eastern time on August 15, 2005, there was a temporary suspension of trading in National common stock in our Deferred Compensation Plan ("DCP"). The DCP is a non-tax qualified plan made available to a limited number of employees which allows them to defer payments of salary and incentive compensation. Amounts deferred by participants are maintained in a "rabbi" trust and participants may direct investment of their deferral amounts into the same investment funds offered by our 401(k) plan. One of the investment funds is the "NSC Stock Fund" which allows participants to "invest" in our common stock. The suspension was to allow for the conversion of the NSC Stock Fund from a unitized stock fund to a fund that allowed for trading on a real time basis. We were notified by the DCP recordkeeper of the need for the suspension on July 29, 2005. All transactions in the NSC Stock Fund, including making transfers between the NSC Stock Fund and any other of the DCP's other investment options, were suspended during the suspension period. There are currently 285 participants in the DCP. The name of the person designated to respond to inquiries about the suspension period is Brian C. Conner, 2900 Semiconductor Drive, M/S C1-195, Santa Clara, CA, 95051, telephone number
     (408) 721-6431.

ITEM 6. EXHIBITS

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

3.2 By Laws of the Company, as amended effective July 20, 2005 (incorporated by reference from the Exhibits to our Form 8-K dated July 19, 2005 filed July 22, 2005).

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

10.1 Equity Compensation Plan not approved by Stockholders: Amendment Eight to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 8-K dated September 22, 2005 filed September 22, 2005).

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date: October 3, 2005                        /s/ Jamie E. Samath
                                             -------------------
                                             Jamie E. Samath
                                             Corporate Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer

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


Date:  October 3, 2005
                                                      /s/ Brian L. Halla
                                                      ------------------
                                                      Brian L. Halla
                                                      Chief Executive Officer

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




Date: October 3, 2005                   /s/ Lewis Chew
                                        --------------
                                        Lewis Chew
                                        Senior Vice President, Finance and Chief
                                        Financial Officer

                                                                      Exhibit 32



                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: October 3, 2005                          /s/ Brian L. Halla
                                               ------------------
                                               Brian L. Halla
                                               Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 28, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: October 3, 2005                         /s/ Lewis Chew
                                              --------------
                                              Lewis Chew
                                              Senior Vice President, Finance and
                                              Chief Financial Officer