Form 10-Q
period 2005-11-27
NATIONAL SEMICONDUCTOR CORP
filed 2006-01-06
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934
  For the quarterly period ended November 27, 2005

                                       or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.
                                             ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No__.
                                               ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .
                                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Title of Each Class                 Outstanding at November 27, 2005
        -------------------                 --------------------------------
Common stock, par value $0.50 per share               337,485,942

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.
                                                                        --------
Part 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for the Three
  Months and Six Months Ended November 27, 2005 and November 28, 2004       3

Condensed Consolidated  Statements of Comprehensive Income (Unaudited)
for the Three Months and Six Months Ended November 27, 2005 and
November 28, 2004                                                           4

Condensed  Consolidated  Balance Sheets  (Unaudited) as of
  November 27, 2005 and May 29, 2005                                        5

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six
  Months Ended November 27, 2005 and November 28, 2004                      6

Notes to Condensed Consolidated Financial Statements (Unaudited)            7-17

Item 2. Management's  Discussion and Analysis of Financial Condition
        and Results of Operations                                          18-30

Item 3. Quantitative and Qualitative Disclosures About Market Risk         31

Item 4. Controls and Procedures                                            32

Part II. Other Information

Item 1. Legal Proceedings                                                  33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        34

Item 4. Submission of Matters to a Vote of Security Holders                35

Item 6. Exhibits                                                           36

Signature                                                                  37

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            Three Months Ended             Six Months Ended
                                                       --------------------------     -------------------------
                                                          Nov. 27       Nov. 28,         Nov. 27,     Nov. 28,
  (In Millions, Except Per Share Amounts)                   2005          2004             2005         2004
                                                        ------------ -------------     ------------ ------------

  Net sales                                               $ 544.0      $ 448.9         $ 1,037.8      $ 996.9
  Operating costs and expenses:
    Cost of sales                                           232.7        221.9             448.8        468.3
    Research and development                                 80.7         82.1             161.2        167.8
    Selling, general and administrative                      69.6         64.6             136.3        132.2
    Cost reduction and restructuring charges                  2.7          -                30.7          1.2
    Gain on sale of business                                  -           (8.8)            (24.3)        (8.8)
    Other operating income, net                              (2.4)       (10.8)             (3.4)       (12.3)
                                                       ------------ -------------     ------------ ------------

  Total operating costs and expenses                        383.3        349.0             749.3        748.4
                                                       ------------ -------------     ------------ ------------

  Operating income                                          160.7         99.9             288.5        248.5
  Interest income, net                                        7.5          3.5              14.6          6.1
  Other non-operating income (expense), net                   0.6         (0.5)             (1.9)        (2.7)
                                                       ------------ -------------     ------------ ------------

  Income before taxes                                       168.8        102.9             301.2        251.9
  Income tax expense                                         54.1         12.9             100.9         44.2
                                                       ------------ -------------     ------------ ------------

  Net income                                            $   114.7     $   90.0          $  200.3    $   207.7
                                                       ============ =============     ============ ============

  Earnings per share:
       Basic                                             $  0.34      $  0.25           $  0.58      $  0.58
       Diluted                                           $  0.32      $  0.24           $  0.56      $  0.55

  Weighted-average shares used to calculate earnings per share:
       Basic                                              339.7        356.0             342.8        356.7
       Diluted                                            356.7        374.2             360.2        378.0

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE
INCOME (Unaudited)



                                                             Three Months Ended               Six Months Ended
                                                        ---------------------------    ----------------------------
                                                          Nov. 27,      Nov. 28,         Nov. 27,        Nov. 28,
(In Millions)                                               2005          2004             2005            2004
                                                        ------------- -------------    ------------- --------------
Net income                                                $  114.7       $  90.0          $ 200.3      $  207.7

Other comprehensive income (loss), net of tax:
    Unrealized gain (loss) on
      available-for-sale securities                            0.4          (0.5)             1.6           0.2
                                                        ------------- -------------    ------------- --------------

Comprehensive income                                      $  115.1       $  89.5          $ 201.9      $  207.9
                                                        ============= =============    ============= ==============

See accompanying Notes to Condensed Consolidated Financial Statements


NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                       Nov. 27,                   May 29,
   (In Millions)                                                        2005                       2005
                                                                 ------------------         -----------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                           $   814.4                 $   867.1
      Short-term marketable investments                                       155.6                     155.1
      Receivables, less allowances of $33.5 in fiscal 2006
         and $26.7 in fiscal 2005                                             168.7                     123.9
      Inventories                                                             160.7                     170.2
      Deferred tax assets                                                     126.9                     126.9
      Other current assets                                                     53.1                      70.3
                                                                 ------------------         -----------------

      Total current assets                                                  1,479.4                   1,513.5

   Net property, plant and equipment                                          588.9                     605.1
   Goodwill                                                                    64.9                      87.2
   Deferred tax assets                                                        196.0                     192.2
   Other assets                                                               117.0                     106.2
                                                                 ------------------         -----------------

   Total assets                                                            $2,446.2                  $2,504.2
                                                                 ==================         =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                                   $     91.3                $     64.7
      Accrued expenses                                                        179.8                     143.6
      Income taxes payable                                                    112.7                      76.7
                                                                 ------------------         -----------------

      Total current liabilities                                               383.8                     285.0

   Long-term debt                                                              21.1                      23.0
   Other noncurrent liabilities                                               158.4                     142.1
                                                                 ------------------         -----------------

      Total liabilities                                                       563.3                     450.1
                                                                 ------------------         -----------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                            168.7                     174.0
      Additional paid-in capital                                              680.5                   1,024.5
      Retained earnings                                                     1,137.5                     961.2
      Unearned compensation                                                    (7.2)                     (7.4)
      Accumulated other comprehensive loss                                    (96.6)                    (98.2)
                                                                 ------------------         -----------------

      Total shareholders' equity                                            1,882.9                   2,054.1
                                                                 ------------------         -----------------

   Total liabilities and shareholders' equity                              $2,446.2                  $2,504.2
                                                                 ==================         =================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                   Six Months Ended
                                                                        --------------------------------------
                                                                           Nov. 27,                Nov. 28,
   (In Millions)                                                             2005                    2004
                                                                        ---------------         --------------

   Cash flows from operating activities:
   Net income                                                               $   200.3              $   207.7
   Adjustments to reconcile net income with net cash
     provided by operating activities:
      Depreciation and amortization                                              86.3                   98.4
      Net loss (gain) on investments                                              1.3                   (1.1)
      Share in net losses of equity-method investments                            0.6                    3.3
      Loss on disposal of equipment                                               1.4                    0.7
      Gain on sale of business                                                  (24.3)                   -
      Tax benefit associated with exercise of stock options                      45.0                    3.9
      Noncash other operating income, net                                        (0.2)                 (18.3)
      Other, net                                                                  2.5                    0.4
      Changes in certain assets and liabilities, net:
         Receivables                                                            (44.8)                  52.3
         Inventories                                                              9.5                   (1.2)
         Other current assets                                                    17.2                   (1.4)
         Accounts payable and accrued expenses                                   33.4                 (106.2)
         Current and deferred income taxes                                       31.3                   (9.1)
         Other noncurrent assets                                                 (9.6)                   -
         Other noncurrent liabilities                                            16.3                    2.2
                                                                        ---------------         --------------

   Net cash provided by operating activities                                    366.2                  231.6
                                                                        ---------------         --------------

   Cash flows from investing activities:
   Purchase of property, plant and equipment                                    (46.4)                 (73.5)
   Sale of equipment                                                              0.7                    -
   Sale of business                                                              60.0                   10.0
   Sale of investments                                                            0.3                    0.6
   Investment in nonpublicly traded companies                                     -                     (0.3)
   Security deposits on leased equipment                                          -                    (12.9)
   Funding of benefit plan                                                       (3.0)                  (6.1)
   Other, net                                                                    (2.0)                   -
                                                                        ---------------         --------------

   Net cash provided (used) by investing activities                               9.6                  (82.2)
                                                                        ---------------         --------------

   Cash flows from financing activities:
   Issuance of common stock                                                     149.1                   45.9
   Payments on software license obligations                                     (13.1)                 (12.2)
   Purchase and retirement of treasury stock                                   (550.6)                 (74.9)
   Cash dividends declared and paid                                             (13.9)                   -
                                                                        ---------------         --------------

   Net cash used by financing activities                                       (428.5)                 (41.2)
                                                                        ---------------         --------------

   Net change in cash and cash equivalents                                      (52.7)                 108.2
   Cash and cash equivalents at beginning of period                             867.1                  642.9
                                                                        ---------------         --------------

   Cash and cash equivalents at end of period                                 $ 814.4                $ 751.1
                                                                        ===============         ==============
See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1. Summary of Significant Accounting Policies

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 29, 2005.

o Property, Plant and Equipment

Effective May 30, 2005, we prospectively changed the estimated useful life of our factory machinery and equipment from 5 years to 9 years for machinery and equipment placed in service on or after that date. We will continue to use a straight-line method to depreciate machinery and equipment. The change in useful life was adopted because we have completed the sale of our PC Super I/O and cordless businesses and announced the closure of our assembly and test plant in Singapore, key actions associated with the implementation of our strategy to focus on analog product capabilities. The life cycles of analog products and the process technology associated with analog are longer than the non-analog products that were historically a part of our product portfolio. As a result, the average product life of our current portfolio is longer than it was previously. Therefore, the equipment used to manufacture our now-predominantly analog product portfolio will have a longer productive life. The effect of the change in fiscal 2006 was an increase to net income of $0.1 million for the second quarter and $0.2 million for the first six months. There was no impact on earnings per share for either the second quarter or first six months of fiscal 2006. Factory machinery and equipment placed in service prior to fiscal year 2006 continue to be depreciated over 5 years using a straight-line method.

     The following table provides detail information related to property, plant and equipment as of November 27, 2005 and May 29, 2005:


                                                                             Nov. 27,       May 29,
                                                                               2005          2005
                                                                         -------------- ---------------
Total property, plant and equipment                                          2,663.3         2,666.7
Less accumulated depreciation and amortization                              (2,074.4)       (2,061.6)
                                                                         -------------- ---------------
Property, plant and equipment, net                                          $  588.9        $  605.1
                                                                         ============== ===============


Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                            Three Months Ended               Six Months Ended
                                                        ------------------------        -----------------------
                                                          Nov. 27,     Nov. 28,           Nov. 27,    Nov. 28,
(In Millions)                                               2005         2004               2005        2004
                                                        ------------ -----------        ----------- -----------
Numerator:
  Net income                                            $   114.7     $  90.0           $  200.3    $   207.7
                                                        ============ ===========        =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                       339.7        356.0              342.8       356.7

  Effect of dilutive securities:
   Stock options                                            17.0         18.2               17.4        21.3
                                                        ------------ -----------        ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                               356.7        374.2              360.2       378.0
                                                        ============ ===========        =========== ===========

     For  the  second  quarter  of  fiscal  2006,  we did  not  include  options outstanding to purchase 16.0 million shares of common stock with a weighted-average exercise price of $28.15 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2006, we did not include options outstanding to purchase 14.8 million shares of common stock with a weighted-average exercise price of $28.50 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period.

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

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2006 was $12.84 and $14.99 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2005 was $9.75 and $11.78 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $6.56 and $6.55 per share for the second quarter and first six months of fiscal 2006, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $5.25 and $5.56 per share for the second quarter and first six months of fiscal 2005, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that uses the following weighted-average assumptions:


                                                           Three Months Ended                 Six Months Ended
                                                     -----------------------------     ----------------------------
                                                        Nov. 27,       Nov. 28,          Nov. 27,        Nov. 28,
                                                          2005           2004              2005            2004
                                                     --------------  --------------    ------------- --------------
Stock Option Plans
     Expected life (in years)                               4.6            5.5               5.4           5.2
     Expected volatility                                   57%            71%               67%           72%
     Risk-free interest rate                                4.2%           3.6%              4.2%          3.4%
       Dividend yield                                       0.5%           0.5%              0.3%          0.5%

Stock Purchase Plan
     Expected life (in years)                               0.7            0.7               0.7           0.7
     Expected volatility                                   31%            47%               31%           50%
     Risk-free interest rate                                3.4%           1.9%              3.4%          2.0%
       Dividend yield                                       0.4%           0.5%              0.4%          0.5%


     For pro forma purposes, the estimated fair value of employee stock-based awards is amortized over the options' vesting period for options and over the three-month purchase period for stock purchases under the stock purchase plan. The pro forma information follows:

                                                          Three Months Ended                Six Months Ended
                                                    -------------- --------------    ------------- ---------------
                                                        Nov. 27,       Nov. 28,         Nov. 27,       Nov. 28,
(In Millions,  Except Per Share Amounts)                  2005           2004             2005           2004
                                                    -------------- --------------    ------------- ---------------
Net income  - as reported                               $ 114.7        $  90.0           $ 200.3       $ 207.7
Add back:  Stock compensation charge included    in
   net income determined under the intrinsic value
   method,  net of tax                                      2.8            0.6               4.0           1.2
Deduct:  Total stock-based employee compensation
   expense determined under the fair value method,
   net of tax                                             (25.0)         (32.5)            (45.1)        (58.3)
                                                    -------------- --------------    ------------- ---------------
Net income - pro forma                                 $   92.5        $  58.1           $ 159.2       $ 150.6
                                                    ============== ==============    ============= ===============

Basic earnings per share - as reported                 $   0.34        $  0.25          $   0.58      $   0.58
Basic earnings per share - pro forma                   $   0.27        $  0.16          $   0.46      $   0.42
Diluted earnings per share - as reported               $   0.32        $  0.24          $   0.56      $   0.55
Diluted earnings per share - pro forma *               $   0.27        $  0.16          $   0.45      $   0.42
--------------------------------------------------------------------------------------------------------------

* Pro forma diluted earnings per share for the second quarter and first six months of fiscal 2005 have been corrected to include the effect of unamortized compensation in the treasury stock calculation used for determining diluted earnings per share. The correction to the pro forma diluted earnings per share was immaterial for both the second quarter and first six months of fiscal 2005. Pro forma diluted earnings per share for the fiscal 2006 periods correctly reflects the effect of unamortized compensation.

     Under our stock option plans, employees who become eligible for retirement continue to vest in stock option awards without providing any further service after termination of employment. These plans are classified as non-compensatory plans under APB No. 25. For pro forma reporting purposes, we have historically recognized compensation costs of these awards using the nominal vesting period approach. SFAS No. 123(R) specifies that an award is vested when the employee's retention of the award is no longer contingent on providing subsequent service (the "non-substantive vesting period approach"). Under the non-substantive vesting period approach, compensation cost should be recognized immediately for awards granted to retirement-eligible employees or over the period from the grant date to the date retirement eligibility is achieved, if that date is expected to occur during the nominal vesting period. Upon adoption of SFAS No. 123(R), we will change the method of recognizing compensation cost to the non-substantive vesting period approach for awards that are granted after the adoption of SFAS No. 123(R). If the non-substantive vesting period approach had been used, pro forma compensation expense would have been lower by $8.8 million in the second quarter and $6.9 million in the first six months of fiscal 2006. The effect on pro forma compensation expense for fiscal 2005 would have been a decrease of $11.5 million in the second quarter and $5.4 million in the first six months.

o Reclassifications

Certain amounts reported in fiscal 2005 have been reclassified to conform to the
fiscal   2006   presentation.   Net  income  has  not  been   affected   by  the
reclassification.

o New Accounting Pronouncement

We adopted SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions," at the beginning of our fiscal 2006 second quarter. The amendments made by this Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. As a result of the adoption of SFAS No. 153, we recognized a $1.4 million gain to record the fair value of new equipment acquired in an exchange of similar productive assets during the second quarter of fiscal 2006. This amount is included in selling, general and administrative expense in the statement of operations.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

                                                                 Nov. 27,                     May 29,
(In Millions)                                                      2005                        2005
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                  $   16.2                  $   11.0
  Work in process                                                    95.4                     102.4
  Finished goods                                                     49.1                      56.8
                                                        --------------------------- ---------------------------

Total inventories                                                 $ 160.7                   $ 170.2
                                                        =========================== ===========================


Condensed consolidated statements of operations:

                                                             Three Months Ended             Six Months Ended
                                                       ----------------------------     -----------------------
                                                          Nov. 27,      Nov. 28,          Nov. 27     Nov. 28,
(In Millions)                                               2005          2004              2005        2004
                                                       ------------- --------------     ----------- -----------
Other operating income, net
  Net intellectual property income                         $ (0.7)      $  (0.8)            $ (1.4)    $  (2.3)
  Release of litigation accrual                               -           (10.0)               -         (10.0)
  Other                                                      (1.7)          -                 (2.0)        -
                                                       ------------- --------------     ----------- -----------
  Total other operating income, net                        $ (2.4)      $ (10.8)            $ (3.4)    $ (12.3)
                                                       ============= ==============     =========== ===========

Interest income, net
  Interest income                                          $  7.9       $   3.8             $ 15.3     $   6.9
  Interest expense                                           (0.4)         (0.3)              (0.7)       (0.8)
                                                       ------------- --------------     ----------- -----------
  Interest income, net                                     $  7.5       $   3.5             $ 14.6     $   6.1
                                                       ============= ==============     =========== ===========

Other non-operating income (expense), net:
Gain (loss) on marketable and other investments, net:
    Trading securities:
      Change in net unrealized holding gains                $  0.6       $  0.7           $   2.6      $   0.5
    Available-for-sale securities:
      Gain from sale                                           -            0.5               -            0.6
    Non-marketable investments:
      Gain from sale                                           0.3          -                 0.3          -
      Impairment loss                                          -            -                (4.2)         -
                                                        ------------ -------------- -- ------------ -----------
Total net gain (loss) on marketable and other
  investments, net                                             0.9          1.2              (1.3)         1.1
Share in net losses of equity-method investments              (0.3)        (1.7)             (0.6)        (3.3)
Other                                                          -            -                 -           (0.5)
                                                        ------------ -------------- -- ------------ -----------
  Total other non-operating income (expense), net           $  0.6       $ (0.5)          $  (1.9)     $  (2.7)
                                                        ============ ============== == ============ ===========

Beginning in fiscal 2006, the change in net unrealized holding gains from trading securities related to deferred compensation plan assets is included in other non-operating expenses, net. Other non-operating expenses, net for the fiscal 2005 period presented have been reclassified from SG&A expenses to conform to the fiscal 2006 presentation.

Note 3. Statements of Cash Flows Information

                                                                                  Six Months Ended
                                                                     -----------------------------------------
                                                                            Nov. 27,             Nov. 28,
(In Millions)                                                                 2005                 2004
                                                                     --------------------- -------------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest                                                               $   0.8              $    0.8
     Income taxes                                                           $   7.4              $   51.5

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Issuance of common stock to directors                                      $    2.3              $    0.4
Unearned compensation relating to restricted stock issuance                $    1.2              $    0.6
Restricted stock cancellation                                              $    0.5              $    0.7
Change in unrealized gain on available-for-sale securities                 $    1.6              $    0.2
Purchase of software under license obligations, net                        $   20.5              $    -
Repurchase of common stock upon settlement of an advance
   repurchase contract                                                     $    -                $   30.0
Accretion related to a stock-based compensation plan                       $    4.4              $    -
Dividends declared but not yet paid                                        $   10.1              $    7.1


Note 4.  Cost Reduction Programs

In November 2005, we took some additional steps to improve our competitive cost structure by reducing indirect manufacturing costs, mainly in our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce. This action was completed by the end of the quarter and affected 57 employees, most of whom were indirect manufacturing personnel in the Texas facility. As a result, we recorded a charge of $2.7 million in the second quarter of fiscal 2006 for severance.

     In July 2005, we announced that we would close our assembly and test plant in Singapore in a phased shutdown after unsuccessful efforts to sell the plant on terms that were acceptable to us, as we determined that the equipment in Singapore was of higher value to us than any of the potential offers we received. The Singapore plant is geared more towards complex, high-pin count products and we have moved more to a product portfolio that does not have a great need for these high-pin count packages. The plant's production volume and related equipment are being consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by our first quarter of fiscal 2007. The closure will impact approximately 972 employees who were notified of termination at the time we announced our decision to close the plant. Our management team in Singapore is working with local government agencies and other employers on job placement opportunities for these affected employees. Departure of these employees should coincide with the phased timing of the closure activities. In connection with this action, we recorded a charge of $28.3 million that is included in our results of operations for the first six months of fiscal 2006, primarily for severance. Non-cash charges relate to the write-off of certain plant assets used in one of the assembly lines that was immediately shut down in July 2005.

     In addition to these charges, we recorded a $0.3 million credit in the first six months of fiscal 2006 for the release of severance cost accruals no longer required as a result of our completion of prior cost reduction actions.

     The following table provides a summary of the cost reduction charges by segment recorded in the second quarter and first six months of fiscal 2006:

                                                        Analog
(In Millions)                                          Segment       All Others      Total
                                                    -------------- ------------- -------------
Three months ended November 27, 2005:
Cost reduction program charge:
  Streamline manufacturing operations:
    Severance                                             $ 0.4          $ 2.3         $ 2.7
                                                    ============== ============= =============

Six months ended November 27, 2005:
Cost reduction program charge:
  Streamline manufacturing operations:
    Severance                                             $ 0.4          $ 2.3         $ 2.7
  Singapore plant closure charge:
    Severance                                               -             28.2          28.2
    Asset write-off                                         -              0.1           0.1
                                                    -------------- ------------- -------------
                                                            0.4           30.6          31.0
Release of reserves:
  Severance                                                 -             (0.3)         (0.3)
                                                    -------------- ------------- -------------

Total cost reduction program charge                      $  0.4          $30.3         $30.7
                                                    ============== ============= =============

     The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the six months ended November 27, 2005:

                                           Fiscal 2006 Cost        Cost Reduction Actions in
                                           Reduction Actions            Prior Years
                                          --------------------- ----------------------------
                                                                                  Other Exit
(In Millions)                                  Severance            Severance        Costs           Total
                                         ---------------------    -------------- -------------    ------------
Balance at
  May 29, 2005                            $   -                       $ 4.5       $ 5.8             $10.3
Cost reduction charges                       30.9                       -           -                30.9
Cash payments                                (8.2)                     (3.2)       (0.8)            (12.2)
Release of residual reserves                  -                        (0.3)        -                (0.3)
                                         --------------------- -- -------------- ------------- -- ------------
Balance at November 27, 2005                 22.7                       1.0         5.0              28.7
Less noncurrent portion of lease
  obligations included in other
  noncurrent liabilities                      -                         -          (4.4)             (4.4)
                                         --------------------- -- -------------- ------------- -- ------------
Balance included in accrued
  liabilities                               $22.7                     $ 1.0       $ 0.6             $24.3
                                         ===================== == ============== ============= == ============

     During the first half of fiscal 2006 we paid severance to 305 employees in connection with workforce reductions primarily related to the Singapore plant closure and Texas action, but also including severance for cost reduction actions begun in fiscal 2005. Amounts paid for other exit-related costs during the first six months of fiscal 2006 were primarily for payments under lease obligations associated with actions taken in prior years.

     As part of our activities to reposition toward a higher-value analog portfolio, we have recently divested businesses that do not align with our business model. In June 2005, we completed the sale of our cordless business unit to HgCapital, a private equity investor based in London, U.K. The cordless business unit was a part of the wireless operating segment within the Analog reportable segment. Under the terms of the agreement, HgCapital acquired certain assets, primarily machinery and equipment with a carrying value of $1.6 million, and intellectual property. In addition, HgCapital agreed to hire approximately 70 engineers, who were based at our cordless business unit in 's-Hertogenbosch and its design center in Hengelo, The Netherlands. As a result of the sale, we recorded a gain of $24.3 million in the first quarter of fiscal 2006. We also entered into separate agreements with HgCapital under which we will manufacture product for them at prices specified by the terms of the agreements, which we believe approximate market prices; and we will also provide certain transition services at rates that approximate fair market value. In general, these agreements are effective for 18 months, unless terminated earlier in accordance with their terms.

Note 5. Goodwill

The following table presents goodwill by reportable segments:

                                                         Analog
(In Millions)                                            Segment         All Others       Total
                                                     ---------------  --------------  --------------
Balances at May 29, 2005                                  $ 64.5          $ 22.7         $ 87.2
   Sale of cordless business                               (22.3)            -            (22.3)
                                                     ---------------  --------------  --------------
Balances at November 27, 2005                             $ 42.2          $ 22.7         $ 64.9
                                                     ===============  ==============  ==============

Note 6. Multicurrency Credit Agreement

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2005 for another one-year term. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement which previously restricted the amounts available for payment of dividends on common stock. As of November 27, 2005, we were in compliance with all financial covenants under the agreement.

Note 7. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2006 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

                                                              Three Months Ended             Six Months Ended
                                                         ---------------------------    -------------------------
                                                            Nov. 27,      Nov. 28,        Nov. 27,     Nov. 28,
                                                              2005          2004            2005         2004
  (In Millions)                                          -------------- ------------    ------------ ------------

  Service cost of benefits earned during the period         $   1.5        $   1.5         $   2.9      $   3.0
  Plan participant contributions                               (0.2)          (0.4)           (0.5)        (0.7)
  Interest cost on projected benefit obligation                 3.5            3.3             6.8          6.4
  Expected return on plan assets                               (3.1)          (2.5)           (5.9)        (4.9)
  Net amortization and deferral                                 1.3            1.3             2.5          2.5
                                                         -------------- ------------    ------------ ------------
  Net periodic pension cost                                 $   3.0        $   3.2         $   5.8      $   6.3
                                                         ============== ============    ============ ============

     Total contributions paid to these plans during fiscal 2006 were $0.8 million in the second quarter and $1.6 million in the first six months. Total contributions paid to these plans during fiscal 2005 were $0.9 million in the second quarter and $1.7 million in the first six months. We currently expect our total fiscal 2006 contribution to these plans to be approximately $8.0 million.

Note 8. Shareholders' Equity

o Stock Repurchase Program

We continued to repurchase our stock during the second quarter of fiscal 2006. Stock repurchased in the second quarter of fiscal 2006 was conducted under two programs: (i) the $400 million stock repurchase program announced in March 2005, which was completed during the quarter; and (ii) another $400 million stock repurchase program announced in September 2005. We repurchased a total of 11.1 million shares of our common stock in the second quarter for $275.3 million in the open market. Through the first six months of fiscal 2006, we have repurchased a total of 23.0 million shares of our common stock for $550.6 million in the open market. All of these shares have been cancelled as of November 27, 2005. The stock repurchase program is one element of our overall effort to improve our return on invested capital, which we believe improves shareholder value. As of November 27, 2005, we had $153.4 million remaining for future common stock repurchases under the program announced in September 2005.

     During the period after the end of our fiscal 2006 second quarter through December 30, 2005, we repurchased 2.0 million shares of our common stock for $54.2 million. These purchases were made under the stock repurchase program announced in September 2005. On December 8, 2005, we announced that the Board of Directors had approved another $400 million stock repurchase program.

o Dividends

On September 30, 2005, we announced that the Board of Directors had declared an increased cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. This dividend payable was recorded in the second quarter of fiscal 2006. We previously paid cash dividends of $6.9 million ($0.02 per outstanding share of common stock) in the second quarter of fiscal 2006 and a total of $13.9 million in the first six months of fiscal 2006.

Note 9. Segment Information

The following table presents information related to our reportable segments:

                                                            Analog
(In Millions)                                               Segment      All Others      Total
                                                         -------------- ------------ -------------
Three months ended November 27, 2005:
   Sales                                                    $ 456.7      $    87.3         $ 544.0
                                                         ============== ============ =============

  Income before income taxes                              $   138.8      $    30.0         $ 168.8
                                                         ============== ============ =============

Three months ended November 28, 2004:
   Sales                                                    $ 381.4      $    67.5         $ 448.9
                                                         ============== ============ =============

  Income before income taxes                               $   77.4      $    25.5       $   102.9
                                                         ============== ============ =============

Six months ended November 27, 2005:
   Sales                                                    $ 891.4       $  146.4       $ 1,037.8
                                                         ============== ============ =============

  Income before income taxes                                $ 275.7      $    25.5         $ 301.2
                                                         ============== ============ =============

Six months ended November 28, 2004:
   Sales                                                    $ 852.2       $  144.7         $ 996.9
                                                         ============== ============ =============

  Income before income taxes                                $ 225.4      $    26.5         $ 251.9
                                                         ============== ============ =============

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

o Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS administrative process. We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our financial statements such that the outcome of these audits will have no material adverse effect on our financial statements.

o Other Matters

In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleges that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. The plaintiffs' efforts to certify a medical monitoring class were denied by the court. Discovery in the case is continuing and we intend to contest the case through all available means.

     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constituted a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission (SEC) proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005 and we are waiting for the court's ruling. We intend to continue to contest the case through all available means.

     In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We have filed a notice of appeal and intend to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded to iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless and displays; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in acquisitions and/or dispositions and achieving the desired improvements associated with those acquisitions and/or dispositions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control and reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

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

o Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition

     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 50 percent of our semiconductor product sales were made through distributors in the first six months of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

          Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

          Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that define whether it is considered a source of income from our primary operations. These revenues are included in net sales and are not a material component of our total net sales. All intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of operations. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

2.   Valuation of Inventories

     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Therefore, inventory is not written up if estimates of market value subsequently improve. Our products are classified as either custom, which are those products manufactured with customer-specified features or characteristics, or non-custom, which are those products that do not have customer-specified features or characteristics. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales prove to be less favorable than what we have projected, additional inventory write-downs may be required.

3.   Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

     We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

     o Significant decrease in the market value of an asset
     o Significant changes in the extent or manner for which the asset is being used or in its physical condition
     o Significant change, delay or departure in our business strategy related to the asset
     o Significant negative changes in the business climate, industry or economic conditions
     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

          Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our financial position and results of operations.

          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. Our reporting units with goodwill include our flat panel displays, high definition products and CRT products (formerly grouped as displays); RF products (formerly within wireless); portable power (formerly within power management); non-audio amplifier and interface business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

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

Overview

Throughout the first half of fiscal 2006, we have continued to focus our business on addressing analog product areas, particularly in the analog standard linear categories. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of our business focus, we periodically identify opportunities to divest or reduce involvement in product areas that are not in line with our business objectives. In June 2005, we completed the sale of our cordless business unit in Europe to HgCapital. In July 2005, we announced that we are closing our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by our first quarter of fiscal 2007. The Singapore plant had specialized in high pin-count packages that are not used as much in the high-value analog products that are the focus of our business. Most recently in November 2005, we took some additional steps to reduce indirect manufacturing costs in our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce.

     Our sales and gross margin percentage in the second quarter of fiscal 2006 were both higher than they were in the preceding first quarter and in last year's second quarter. The improvement in gross margin reflects growth in our higher margin analog products, as well as higher factory utilization from the increased volume of demand. We continue to focus on improving our gross margin relative to sales with our research and development investments aimed primarily at high-value growth areas in analog standard linear markets.

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

     We continued our stock repurchase program during the second quarter of fiscal 2006. Stock repurchased in the second quarter of fiscal 2006 was repurchased under two programs: (i) the $400 million stock repurchase program announced in March 2005 which was completed during the quarter; and (ii) another $400 million stock repurchase program announced in September 2005. We repurchased a total of 11.1 million shares of our common stock in the second quarter for $275.3 million in the open market. Through the first half of fiscal 2006, we have repurchased a total of 23.0 million shares of our common stock for $550.6 million in the open market. The stock repurchase program is one element of our overall effort to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of November 27, 2005, we had $153.4 million remaining for future common stock repurchases under the program announced in September 2005. On December 8, 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs. We have also continued with the dividend program in the first half of fiscal 2006. We paid a cash dividend of $0.02 per outstanding share of common stock on October 11, 2005 to shareholders of record at the close of business on September 20, 2005. In September 2005, the Board of Directors declared an increased cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005.

     The following table and discussion provides an overview of our operating results for the current fiscal year and recently completed second quarter:

                                     Three Months Ended                          Six Months Ended
                           -------------------------------------    -----------------------------------------
                             Nov. 27,                 Nov. 28,        Nov. 27,                      Nov. 28,
  (In Millions)                2005      % Change       2004            2005         % Change         2004
                           ---------- -------------- -----------    ------------- --------------- -----------
  Net sales                   $ 544.0       21%         $ 448.9      $ 1,037.8           4%          $ 996.9

  Operating  income           $ 160.7                    $ 99.9        $ 288.5                       $ 248.5
  As a % of net sales            30%                       22%            28%                           25%

  Net income                  $ 114.7                    $ 90.0        $ 200.3                       $ 207.7
  As a % of net sales            21%                       20%            19%                           21%

     Net income for the second quarter of fiscal 2006 includes cost reduction charges of $2.7 million related to manufacturing operations (See Note 4 to the Condensed Consolidated Financial Statements), a credit of $1.3 million related to litigation settlements, $0.7 million of net intellectual property income and other operating income of $0.4 million (See Note 2 to the Condensed Consolidated Financial Statements). Net income for the first six months of fiscal 2006 includes an additional $28.0 million charge related to the closure of our Singapore assembly and test plant (See Note 4 to the Condensed Consolidated Financial Statements), a gain of $24.3 million from the sale of our cordless business in June 2005 (See Note 4 to the Condensed Consolidated Financial Statements), an additional $0.7 million of net intellectual property income and other operating income of an additional $0.3 million (See Note 2 to the Condensed Consolidated Financial Statements).

     Net income for the second quarter of fiscal 2005 included a gain of $8.8 million from the sale of assets associated with the imaging business, a credit of $10.0 million to adjust the loss accrual related to the ZF Micro Solutions, Inc. litigation that was settled in December 2004 and $0.8 million of net intellectual property income. Net income for the first six months of fiscal 2005 included an additional $1.5 million of net intellectual property income, offset by a $1.2 million charge for cost reduction actions.

o Net Sales
  ---------

                                        Three Months Ended                         Six Months Ended
                             --------------------------------------    --------------------------------------
                               Nov. 27,                  Nov. 28,        Nov. 27,                  Nov. 28,
  (In Millions)                  2005       % Change       2004            2005      % Change        2004
                             ---------- -------------- ------------    ------------ ------------ ------------
  Analog segment                $ 456.7       20%         $ 381.4         $ 891.4          5%       $ 852.2
  As a % of net sales              84%                       85%             86%                       85%

  All others                       87.3       29%            67.5           146.4          1%         144.7
  As a % of net sales              16%                       15%             14%                       15%
                             ----------                ------------    ------------              ------------

  Total net sales               $ 544.0                   $ 448.9       $ 1,037.8                   $ 996.9
                             ==========                ============    ============              ============
                                  100%                      100%            100%                      100%


     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 29, 2005.

     The growth in analog segment sales was primarily driven by stronger than expected turns orders, especially within our wireless handset and portable consumer markets where demand was strong going into the holiday season. Consequently, our analog unit shipments were up 25 percent in the second quarter of fiscal 2006 from the second quarter of fiscal 2005 and 10 percent in the first six months of fiscal 2006 from the comparable fiscal 2005 period. Blended-average selling prices for the whole company were down 5 percent due mainly to product mix shift. Our analog products generally have lower blended-average selling prices than our non-analog products, but they also sell for higher margins, in general. Within our overall analog portfolio, blended-average selling prices for standard linear products were up slightly over both the preceding first quarter and the fiscal 2005 second quarter.

     Within the Analog segment, sales of products by the data conversion, power management, amplifier (including audio amplifier products) and interface business units were the main contributors to the growth in sales for the second quarter of fiscal 2006 over the second quarter of fiscal 2005 with increases of 46 percent, 34 percent, 28 percent and 17 percent, respectively. These business units also contributed to the growth in sales for the first six months of fiscal 2006 over the comparable period of fiscal 2005 with increases of 11 percent, 15 percent, 13 percent and 4 percent, respectively.

o Gross Margin
  ------------

                                     Three Months Ended                         Six Months Ended
                           ------------------------------------     --------------------------------------
                             Nov. 27,                 Nov. 28,        Nov. 27,                  Nov. 28,
  (In Millions)                2005      % Change       2004            2005      % Change        2004
                           ---------- -------------- ----------     ----------- -------------- -----------

   Net Sales                 $ 544.0        21%         $ 448.9      $ 1,037.8         4%         $ 996.9
   Cost of sales               232.7         5%           221.9          448.8        (4%)          468.3
                           ----------                ----------     -----------                -----------

   Gross margin              $ 311.3                    $ 227.0        $ 589.0                    $ 528.6
                           ==========                ==========     ===========                ===========
    As a % of net sales        57%                         51%            57%                        53%

     The increase in the gross margin percentage for the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 was driven by improved product mix of higher-margin analog standard linear products. Higher factory utilization in the second quarter of fiscal 2006 also contributed to the gross margin improvement although the rate for the full six-month period was comparable on a year-over-year basis. Wafer fabrication capacity utilization during the second quarter of fiscal 2006 was 85 percent, based on wafer starts, compared to 63 percent for the second quarter of fiscal 2005, while it was flat at 79 percent during the first six-months of fiscal 2006 compared to last year. Our product mix has improved through our active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Foundry sales from our two recently divested businesses (cordless sold in June 2005 and PC Super I/O sold in May 2005) were higher in the second quarter of fiscal 2006 than the first quarter because of seasonal demand and the new owners stocking their pipeline. These foundry sales carry a much lower gross margin and therefore, had a dilutive effect on our gross margin percentage for both the second quarter and first six months of fiscal 2006.

o Research and Development
  ------------------------

                                     Three Months Ended                         Six Months Ended
                           ------------------------------------     --------------------------------------
                             Nov. 27,                  Nov. 28,      Nov. 27,                   Nov. 28,
  (In Millions)                2005       % Change       2004          2005       % Change        2004
                           ---------- -------------- ----------     ----------- -------------- -----------

  Research and
    development                $ 80.7       (2%)         $ 82.1        $ 161.2        (4%)        $ 167.8
  As a % of net sales            15%                       18%            16%                        17%


     Lower research and development expenses in the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 largely reflect cost savings from the businesses we recently divested. At the same time, we are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Compared to the first half of fiscal 2005, total company spending through the first half of fiscal 2006 for new product development was down 7 percent, while spending for analog process and support technology was up 9 percent. Although research and development spending is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased as we continue to invest in the development of new analog products for wireless handsets, displays, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o Selling, General and Administrative
  -----------------------------------

                                     Three Months Ended                         Six Months Ended
                           ------------------------------------     --------------------------------------
                             Nov. 27,                  Nov. 28,      Nov. 27,                   Nov. 28,
  (In Millions)                2005       % Change       2004          2005        % Change       2004
                           ---------- -------------- ----------     ----------- -------------- -----------
   Selling, general and
    administrative             $ 69.6        8%          $ 64.6        $ 136.3         3%         $ 132.2
  As a % of net sales            13%                       14%            13%                        13%

The increase in selling, general and administrative expenses for the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 is due to higher costs in the fiscal 2006 second quarter arising from compensation and benefit increases. As a percentage of sales, however, our SG&A expenses remained relatively constant as we continue to manage our cost structure in line with our overall business model objectives.

o Interest Income, Net
  --------------------

                                                         Three Months Ended               Six Months Ended
                                                    --------------------------       -------------------------
                                                       Nov. 27,     Nov. 28,           Nov. 27,     Nov. 28,
(In Millions)                                            2005         2004               2005         2004
                                                    ------------- ------------       ------------ ------------

  Interest income                                        $ 7.9         $ 3.8             $ 15.3        $ 6.9
  Interest expense                                        (0.4)         (0.3)              (0.7)        (0.8)
                                                    ------------- ------------       ------------ ------------

 Interest income, net                                    $ 7.5         $ 3.5             $ 14.6        $ 6.1
                                                    ============= ============       ============ ============

The increase in interest income, net, for the second quarter and first six months of fiscal 2006 compared to the same periods of fiscal 2005 was due to higher average cash balances and higher interest rates.

o Other Non-Operating Expense, Net

                                                         Three Months Ended               Six Months Ended
                                                    --------------------------       -------------------------
                                                       Nov. 27,     Nov. 28,           Nov. 27,     Nov. 28,
(In Millions)                                            2005         2004               2005         2004
                                                    ------------- ------------       ------------ ------------
 Gain (loss) on investments                             $  0.9        $  1.2            $  (1.3)      $  1.1
 Share in net losses of equity-method
  investments                                             (0.3)         (1.7)              (0.6)        (3.3)
 Other                                                     -             -                  -           (0.5)
                                                    ------------- ------------       ------------ ------------
 Total other non-operating
  expense, net                                           $ 0.6        $ (0.5)            $ (1.9)      $ (2.7)
                                                    ============= ============       ============ ============

The components of other non-operating expense, net are primarily derived from activities related to our investments. The net gain on investments in fiscal 2006 relates to the net change in unrealized holdings gains from trading securities and in addition, a gain from the sale of a nonmarketable investment in the second quarter. The share of net losses in equity-method investments was lower in the second quarter and first six months of fiscal 2006 than the corresponding fiscal 2005 periods because of investments that have been fully written down to zero over time.

o Income Tax Expense
  ------------------

                                                     Three Months Ended                Six Months Ended
                                                 ----------------------------       -------------------------
                                                 Nov. 27,       Nov. 28,            Nov. 27,     Nov. 28,
         (In Millions)                             2005           2004                2005         2004
                                                 -------------- -------------       ------------ ------------

         Income tax expense                          $ 54.1         $ 12.9             $ 100.9       $ 44.2
         Effective tax rate                            32%            13%                 33%          18%

The effective tax rate for the second quarter is lower than the rate for the first six months of fiscal 2006 because the first quarter results included an incremental $5.8 million tax provision that arose from certain discrete transactions recorded in the first quarter, which included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business. The tax expense in fiscal 2005 was lower because it consisted primarily of alternative minimum tax, net of tax credit carryforwards and non-U.S. taxes.

o Liquidity and Capital Resources
  -------------------------------

                                                           Six Months Ended
                                                 --------------------------------------
                                                   Nov. 27,                Nov. 28,
         (In Millions)                               2005                    2004
                                                 -------------- --------- -------------

         Net cash provided by
           operating activities                     $ 366.2                  $ 231.6

         Net cash provided by (used by)
           investing activities                         9.6                    (82.2)

         Net cash (used by)
           financing activities                      (428.5)                   (41.2)
                                                 --------------           -------------
         Net change in cash and
           cash equivalents                        $  (52.7)                $  108.2
                                                 ==============           =============

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2006 and 2005 are described below:

     In the first six months of fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization) combined with the positive impact that came from changes in working capital components. Increases in working capital from accounts payable and accrued expenses, current and deferred income taxes, other current assets and other non-current liabilities more than offset the impact of higher receivables. We also generated cash from operating activities in the first six months of fiscal 2005. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first six months of fiscal 2005.

     The primary source of cash generated from investing activities during the first six months of fiscal 2006 came from proceeds from the sale of the cordless business of $60.0 million, which was offset by investment in property, plant and equipment of $46.4 million, primarily for the purchase of machinery and equipment, and the funding of a benefit plan in the amount of $3.0 million. Major uses of cash for investing activities during the first six months of fiscal 2005 included investment in property, plant and equipment of $73.5 million, primarily for the purchase of machinery and equipment, payments for security deposits on leased equipment of $12.9 million and funding of a benefit plan in the amount of $6.1 million. In addition, proceeds of $10.0 million from the sale of assets partially offset major uses of cash in fiscal 2005.

     The primary use of cash for our financing activities in the first six months of fiscal 2006 was for the repurchase of 23.0 million shares of our common stock in the open market for $550.6 million, payments of $13.1 million on software license obligations and $13.9 million for cash dividends. These amounts were partially offset by proceeds of $149.1 million from the issuance of common stock under employee benefit plans. The primary use of cash for our financing activities in the first six months of fiscal 2005 was for the repurchase of 4.9 million shares of our common stock in the open market for $74.9 million and payment of $12.2 million on software license obligations. These amounts were partially offset by proceeds of $45.9 million from the issuance of common stock under employee benefit plans.

     On December 8, 2005, we announced that our Board of Directors had approved another $400 million stock repurchase program similar to our prior stock repurchase programs approved in September 2005 and the previous two fiscal years. The stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. In addition to the $400 million available for future common stock repurchases under this latest program, there was $153.4 million remaining at November 27, 2005 under previously approved programs. On September 30, 2005, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be payable on January 9, 2006 to shareholders of record at the close of business on December 19, 2005.

     We foresee continuing cash outlays for plant and equipment in fiscal 2006, with our primary focus on analog capabilities at our existing sites. Capital expenditures for fiscal 2005 were lower than what we typically expect. This was due to our efforts to control costs and respond to reduced utilization during fiscal 2005. Although capital expenditures remained very low in the first half of fiscal 2006, we currently expect fiscal 2006 capital expenditures to increase during the remainder of the year and to be higher in total than the fiscal 2005 level. We will continue to manage the level of capital expenditures in light of sales levels, capacity utilization and industry business conditions. We expect existing cash and investment balances, together with existing lines of credit and cash generated by operations, to be sufficient to finance the planned capital investments in fiscal 2006, as well as the declared dividend and the stock repurchase program.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations at November 27, 2005 (payment periods are measured from the end of fiscal 2005):

                                 Payments due by period:
                                Less Than                                                    Greater Than
                                 1 Year           1 - 3 Years               4 - 5 Years        5 Years
                                ---------    -------------------------    ----------------   ------------
                                Fiscal Year:                                                 2012 and
(In Millions)                      2006        2007     2008     2009       2010     2011    thereafter      Total
                                ---------    ------- -------- --------    ------- --------   ------------ ----------
Contractual obligations:
   Debt obligations              $   -       $    -   $ 20.9  $    -      $   -    $   -        $  0.2     $  21.1
    CAD software
     licensing agreements            -           9.9    10.0       9.7        -        -           -          29.6
Other contractual
  obligations under:
   Noncancelable
     operating leases               16.6        21.4    10.7       6.4        3.9      0.2         0.2        59.4
  Other                              2.7         3.5     1.8       0.2        -        -           -           8.2
                                ---------    ------- -------- --------    ------- --------   ------------ ----------
Total                             $ 19.3      $ 34.8  $ 43.4    $ 16.3     $  3.9    $ 0.2       $ 0.4      $118.3
                                =========    ======= ======== ========    ======= ========   ============ ==========
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                      $   -       $   7.8     -         -          -        -           -      $    7.8
                                =========    ======= ======== ========    ======= ========   ============ ==========

     In addition, as of November 27, 2005, capital purchase commitments were $37.4 million.

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

o Outlook
  -------

We continued to experience stronger market conditions throughout the first half of fiscal 2006 as new orders in the second quarter grew sequentially over the first quarter of fiscal 2006. This growth was primarily driven by increased demand in the wireless handset and portable consumer electronic markets which were seasonally strong going into the holidays. The growth in orders was also attributable to an increase in orders for the second quarter from our distributors. Here, we saw distribution resales of our products grow faster than expected while overall distributor inventory levels remained flat with the levels of the first quarter of fiscal 2006. Our turns orders, which are orders received with delivery requested in the same quarter, were much stronger than expected in the second quarter of fiscal 2006 due to the strength in wireless handsets.

     Foundry sales for our two recently sold businesses (cordless sold in June 2005 and PC Super I/O sold in May 2005) were sequentially higher in the second quarter than in the first quarter of fiscal 2006 as the new owners of these divested businesses restocked their pipelines and experienced higher seasonal demand. We anticipate these new owners will require foundry support from us for at least another two to three quarters. This support, and the corresponding foundry sales, will gradually diminish over that same time frame as they transition a large portion of their manufacturing to other sources. The foundry sales have a dilutive effect on our gross margin percentage because the gross margin percentage on the foundry business is substantially lower than the margin we realize on full commercial sales of our other products.

     Our opening 13-week backlog entering the third quarter of fiscal 2006 was higher than it was when we began the second quarter of fiscal 2006. However, we do not expect turns orders in the third quarter of fiscal 2006 to be as high as they were in the stronger-than-expected second quarter. Based on past years, we typically see seasonally lower build activity by manufacturers after the holiday season, particularly among our wireless handset customers. Considering all factors, including those discussed above and our historical seasonality patterns, we provided guidance for net sales in the third quarter of fiscal 2006 to be flat to down 3 percent from the level achieved in our second quarter. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. We also expect our gross margin percentage to be slightly higher than the percentage achieved in the second quarter based on the expected sales level and current cost structure. Although we ramped production volume in the second quarter to meet growing demand, by the end of the quarter our days-of-inventory ratio dropped below the low end of the range we target for normal operations. Therefore, we are maintaining strong production volume during the third quarter of fiscal 2006 to service our higher backlog and we expect wafer fabrication capacity utilization to run in the mid-80 percent range. However, if there is a decline in factory utilization or changes in the expected sales level or product mix, we may not be able to achieve a higher gross margin percentage.

     In July 2005, we announced a plan to close our assembly and test facility in Singapore and consolidate its production volume into our assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by our first quarter of fiscal 2007. Although we expect some future reduction in our manufacturing costs once the closure is completed, manufacturing costs during the interim may be unfavorably affected.

     During fiscal 2005, the American Jobs Creation Act of 2004 was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations requiring detailed computations in various jurisdictions. Accordingly, we are undertaking a comprehensive analysis to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $500 million could be repatriated, which would have a corresponding tax liability of up to $45 million. We expect to finalize our analysis in our fourth quarter of fiscal 2006.

o Risk Factors
  ------------

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

We face risks from our international operations. We conduct a substantial portion of our operations outside the United States. Our new assembly and test facility in China, which commenced operations in fiscal 2005, has expanded our international operations to include China, where we had not previously conducted manufacturing operations. International operations subject our business to risks associated with many factors beyond our control. These factors include:

* fluctuations in foreign currency rates;
* instability of foreign economies;
* emerging infrastructures in foreign markets;
* support required abroad for demanding manufacturing requirements;
* foreign government instability and changes; and
* U.S. and foreign laws and policies affecting trade and investment.

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

Current World Events. Terrorist activities worldwide and hostilities in and between nation states cause uncertainty on the overall state of the world economy. We have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. The emergence of varying illnesses that have the potential for becoming pandemic could also adversely affect our business. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may affect our future costs and revenues. Although the destruction caused by recent hurricanes in the Gulf Coast did not have a direct adverse effect on our operations, the longer-term and indirect consequences from the devastation on the U.S. economy, and any resulting impact on our results, are not yet known.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and that management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to those entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.

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

Changes in internal controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2006 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree on compliance with policies or procedures.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 29, 2005 and our Form 10-Q for the quarter ended August 28, 2006. Except as described below, there have been no material developments in the legal proceedings described in those filings.

1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission (SEC). The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court. In June 2004, the SEC proposed clarifying amendments to its Section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. The District Court ordered a briefing on whether it should apply the SEC rule amendments to the case, and oral argument on the briefs was held in November 2005 and we are waiting for the court's ruling. We intend to continue to contest the case through all available means.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. During the second quarter of fiscal 2006 covered by this report, we did not make unregistered sales of our securities.

c. The following table summarizes purchases we made of our common stock during the second quarter of fiscal 2006:

                                                                                               Approximate Dollar
                                                                          Total Number of      Value of Shares that
                                                                        Shares Purchased as    May Yet Be Purchased
                             Total Number of                              Part of Publicly     Under the Plans or
                           Shares Purchased (1)   Average Price Paid     Announced Plans Or        Programs (2)
          Period                                      per Share               Programs
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Month #1
August 29, 2005 -
  September 28, 2005            3,950,000               $25.42               3,950,000             $328 million
Month #2
September 29, 2005 -
  October 28, 2005              7,145,000               $24.43               7,145,000             $153 million
Month #3
October 29, 2005 -
  November 27, 2005                 -                     -                      -                 $153 million
                           --------------------                        ----------------------
Total                           11,095,000                                   11,095,000
                           ====================                        ======================

1. During the quarter ended November 27, 2005, we also reacquired 8,340 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended November 27, 2005, 8,007 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our stock in accordance with their instructions.

2.   Purchases  during  the   second  quarter  were  made  under  two  different
     programs. $29 million of the purchases were made under a $400 million repurchase program announced March 10, 2005 which was completed in September 2005. $246 million of the purchases were made under a new $400 million program announced September 8, 2005. There is no expiration date for the new repurchase program. The total dollar amount approved for the new repurchase program is $400 million. All 11,095,000 shares were purchased in the open market.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2005. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement which previously restricted the amounts available for payment of dividends on common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Our annual stockholders meeting was held on September 30, 2005.

(b) The following directors were elected at the meeting:

Director                               For                    Authority Withhold
--------                               ---                    ------------------

Brian L. Halla                     309,461,796                       9,549,331
Steven R. Appleton                 312,380,189                       6,630,938
Gary P. Arnold                     290,058,833                      28,952,294
Richard J. Danzig                  314,237,555                       4,773,572
Robert J. Frankenberg              310,930,071                       8,081,056
E. Floyd Kvamme                    313,455,560                       5,555,567
Modesto A. Maidique                308,362,241                      10,648,886
Edward R. McCracken                312,016,847                       6,994,280

(c) The following matters were also voted on at the meeting:

     (i) Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company:

          FOR: 310,328,941       AGAINST: 6,724,790           ABSTAIN: 1,957,396

     (ii) Proposal to approve the amended and restated Director Stock Plan:

          FOR: 148,393,805       AGAINST: 128,178,656         ABSTAIN: 2,580,703

          BROKER NON-VOTE: 39,857,963

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

10.1 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005 filed September 30, 2005).

10.2 Management   Contract  or  Compensatory   Plan  or  Arrangement:   Director
     Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005 filed September 30, 2005).

10.3 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not Approved by Stockholders: Amendment Two to the Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 8-K dated December 15, 2005 filed December 16, 2005).

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date: January 4, 2006                        /s/ Jamie E. Samath
                                            --------------------
                                             Jamie E. Samath
                                             Corporate Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer

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



Date: January 4, 2006                                    /s/ Brian L. Halla
                                                         ------------------
                                                         Brian L. Halla
                                                         Chief Executive Officer

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



Date: January 4, 2006                   /s/ Lewis Chew
                                        --------------
                                        Lewis Chew
                                        Senior Vice President, Finance and Chief
                                        Financial Officer

                                                                      Exhibit 32



                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended November 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: January 4, 2006                                    /s/ Brian L. Halla
                                                         ------------------
                                                         Brian L. Halla
                                                         Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended November 27, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: January 4, 2006                         /s/ Lewis Chew
                                              ---------------
                                              Lewis Chew
                                              Senior Vice President, Finance and
                                              Chief Financial Officer