Form 10-Q
period 2006-02-26
NATIONAL SEMICONDUCTOR CORP
filed 2006-04-05
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
   For the quarterly period ended February 26, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer X Accelerated filer __ Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X .

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Title of Each Class                    Outstanding at February 26, 2006
       -------------------                    --------------------------------

Common stock, par value $0.50 per share                337,612,173

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.
                                                                        --------
Part 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Operations (Unaudited) for
  the Three Months and Nine Months Ended February 26, 2006 and
  February 27, 2005                                                            3

Condensed  Consolidated  Statements of Comprehensive  Income
  (Unaudited) for the Three Months and Nine Months Ended
  February 26, 2006 and February 27, 2005                                      4

Condensed Consolidated Balance Sheets (Unaudited) as of
  February 26, 2006 and May 29, 2005                                           5


Condensed Consolidated  Statements of Cash Flows (Unaudited)for
  the Nine Months Ended February 26, 2006 and February 27, 2005                6


Notes to Condensed Consolidated Financial Statements (Unaudited)            7-18

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                                19-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk            32

Item 4. Controls and Procedures                                               33

Part II. Other Information

Item 1. Legal Proceedings                                                     34

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           35

Item 6. Exhibits                                                              36

Signature                                                                     37

PART  I.   FINANCIAL   INFORMATION
ITEM  1.  FINANCIAL   STATEMENTS
NATIONAL SEMICONDUCTOR   CORPORATION
CONDENSED  CONSOLIDATED  STATEMENTS  OF  OPERATIONS (Unaudited)


                                                            Three Months Ended             Nine Months Ended
                                                       --------------------------     --------------------------
                                                         Feb. 26,       Feb. 27,          Feb. 26,    Feb. 27,
  (In Millions, Except Per Share Amounts)                  2006          2005              2006        2005
                                                       ------------ -------------     ------------- ------------
  Net sales                                             $  547.7     $  449.2         $  1,585.5    $ 1,446.1
  Operating costs and expenses:
    Cost of sales                                          215.5        212.6              664.3        680.9
    Research and development                                80.2         80.7              241.4        248.5
    Selling, general and administrative                     68.8         62.9              205.1        195.1
    Cost reduction and restructuring charges                 1.0         20.1               31.7         21.3
    Goodwill impairment loss                                 5.2          -                  5.2         -
    Gain on sale of businesses                              (4.0)         -                (28.3)        (8.8)
    Other operating income, net                             (0.9)        (7.4)              (4.3)       (19.7)
                                                       ------------ -------------     ------------- ------------

  Total operating costs and expenses                       365.8        368.9            1,115.1      1,117.3
                                                       ------------ -------------     ------------- ------------

  Operating income                                         181.9         80.3              470.4        328.8
  Interest income, net                                       8.5          4.3               23.1         10.4
  Other non-operating income (expense), net                  -            0.2               (1.9)        (2.5)
                                                       ------------ -------------     ------------- ------------

  Income before taxes                                      190.4         84.8              491.6        336.7
  Income tax expense                                        60.3          7.4              161.2         51.6
                                                       ------------ -------------     ------------- ------------

  Net income                                           $   130.1     $   77.4          $   330.4     $  285.1
                                                       ============ =============     ============= ============

  Earnings per share:
       Basic                                           $     0.39    $    0.22         $     0.97    $    0.80

       Diluted                                         $     0.37    $    0.21         $     0.92    $    0.76


  Weighted-average shares used to calculate earnings per share:
       Basic                                               337.5        353.2              341.0        355.5
       Diluted                                             354.6        374.0              358.3        376.6


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL  SEMICONDUCTOR   CORPORATION
CONDENSED   CONSOLIDATED   STATEMENTS  OF COMPREHENSIVE INCOME (Unaudited)


                                                                 Three Months Ended            Nine Months Ended
                                                             ------------------------      ------------------------
                                                               Feb. 26,     Feb. 27,         Feb. 26,     Feb. 27,
(In Millions)                                                    2006         2005             2006         2005
                                                             ------------ -----------      ------------  -----------
Net income                                                     $  130.1   $     77.4         $  330.4     $  285.1

Other comprehensive (income) loss, net of tax:
    Reclassification adjustment for net realized (gain) on
       available-for-sale securities included in net income        (4.7)         -               (4.7)         -
    Unrealized (gain) loss on available-for-sale securities         2.3         (0.5)             3.9         (0.3)
    Derivative instruments:
       Unrealized (gain) on cash flow hedges                       (0.1)         -               (0.1)         -
                                                             ------------ -----------      ------------  -----------

Comprehensive income                                           $  127.6   $     76.9        $   329.5     $  284.8
                                                             ============ ===========      ============  ===========


See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                        Feb. 26,                      May 29,
   (In Millions)                                                          2006                          2005
                                                                 --------------------          -----------------
   ASSETS
   Current assets:
      Cash and cash equivalents                                    $       852.1                 $        867.1
      Short-term marketable investments                                    156.3                          155.1
      Receivables, less allowances of $37.5 in fiscal 2006
         and $26.7 in fiscal 2005                                          187.8                          123.9
      Inventories                                                          179.7                          170.2
      Deferred tax assets                                                  137.6                          126.9
      Other current assets                                                  27.2                           70.3
                                                                 --------------------          -----------------

      Total current assets                                               1,540.7                        1,513.5

   Net property, plant and equipment                                       601.5                          605.1
   Goodwill                                                                 59.7                           87.2
   Deferred tax assets, net                                                187.7                          192.2
   Other assets                                                            108.6                          106.2
                                                                 --------------------          -----------------

   Total assets                                                    $     2,498.2                 $      2,504.2
                                                                 ====================          =================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Accounts payable                                             $        93.3                 $         64.7
      Accrued expenses                                                     179.5                          143.6
      Income taxes payable                                                 107.3                           76.7
                                                                 --------------------          -----------------

      Total current liabilities                                            380.1                          285.0

   Long-term debt                                                           21.1                           23.0
   Other noncurrent liabilities                                            159.0                          142.1
                                                                 --------------------          -----------------

      Total liabilities                                                    560.2                          450.1
                                                                 --------------------          -----------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock                                                         168.8                          174.0
      Additional paid-in capital                                           607.4                        1,024.5
      Retained earnings                                                  1,267.6                          961.2
      Unearned compensation                                                 (6.7)                          (7.4)
      Accumulated other comprehensive loss                                 (99.1)                         (98.2)
                                                                 --------------------          -----------------

      Total shareholders' equity                                         1,938.0                        2,054.1
                                                                 --------------------          -----------------

   Total liabilities and shareholders' equity                     $      2,498.2                 $      2,504.2
                                                                 ====================          =================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Nine Months Ended
                                                                           ----------------------------------------
                                                                              Feb. 26,                 Feb. 27,
      (In Millions)                                                             2006                     2005
                                                                           ---------------         ----------------
      Cash flows from operating activities:
      Net income                                                           $      330.4            $     285.1
      Adjustments to reconcile net income with net cash
        provided by operating activities:
         Depreciation and amortization                                            126.9                  147.6
         Impairment of goodwill                                                     5.2                    -
         Impairment of technology license                                           -                      0.5
         Net gain on investments                                                   (8.4)                  (2.0)
         Share in net losses of equity-method investments                           0.6                    4.0
         Loss on disposal of equipment                                              2.7                    1.0
         Gain on sale of businesses                                               (28.3)                  (8.8)
         Tax benefit associated with stock options                                 84.4                    3.9
         Noncash other operating (income) expense, net                              1.6                  (10.6)
         Other, net                                                                 6.3                    2.5
         Changes in certain assets and liabilities, net:
            Receivables                                                           (63.9)                  55.5
            Inventories                                                            (9.5)                  14.6
            Other current assets                                                   43.0                    8.3
            Accounts payable and accrued expenses                                  44.6                 (131.6)
            Current and deferred income taxes                                      24.5                  (16.3)
            Other noncurrent assets                                                (9.0)                   -
            Other noncurrent liabilities                                           16.9                    5.8
                                                                           ---------------         ----------------
      Net cash provided by operating activities                                   568.0                  359.5
                                                                           ---------------         ----------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                                  (100.0)                 (83.3)
      Sale of equipment                                                             1.1                    -
      Sale of businesses                                                           64.0                   10.0
      Sale of investments                                                          10.8                    0.7
      Investment in nonpublicly traded companies                                    -                     (0.3)
      Funding of benefit plan                                                      (2.4)                  (7.1)
      Security deposits on leased equipment                                         -                    (17.4)
      Other, net                                                                   (1.9)                   1.7
                                                                           ---------------         ----------------
      Net cash used by investing activities                                       (28.4)                 (95.7)
                                                                           ---------------         ----------------

      Cash flows from financing activities:
      Payment on software license obligations                                     (13.1)                 (13.6)
      Issuance of common stock                                                    233.2                   72.2
      Purchase and retirement of treasury stock                                  (750.7)                (225.5)
      Cash dividends declared and paid                                            (24.0)                  (7.1)
                                                                           ---------------         ----------------
      Net cash used by financing activities                                      (554.6)                (174.0)
                                                                           ---------------         ----------------

      Net change in cash and cash equivalents                                     (15.0)                  89.8
      Cash and cash equivalents at beginning of period                            867.1                  642.9
                                                                           ---------------         ----------------

      Cash and cash equivalents at end of period                           $      852.1              $   732.7
                                                                           ===============         ================

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

o Property, Plant and Equipment

Effective May 30, 2005, we prospectively changed the estimated useful life of our factory machinery and equipment from 5 years to 9 years for machinery and equipment placed in service on or after that date. We will continue to use a straight-line method to depreciate machinery and equipment. The change in useful life was adopted because we had completed the sale of our PC Super I/O and cordless businesses and announced the closure of our assembly and test plant in Singapore, all key actions associated with the implementation of our strategy to focus on analog product capabilities. The life cycles of analog products and the process technology associated with analog are longer than the non-analog products that were historically a part of our product portfolio. As a result, the average product life of our current portfolio is longer than it was previously. Therefore, the equipment used to manufacture our now-predominantly analog product portfolio will have a longer productive life. The effect of the change in fiscal 2006 was an increase to net income of $0.5 million for the third quarter and $0.7 million for the first nine months. There was no impact on earnings per share for either the third quarter or first nine months of fiscal 2006. Factory machinery and equipment placed in service prior to fiscal year 2006 continue to be depreciated over 5 years using a straight-line method.

The following table provides detail information related to property, plant and equipment:

                                                                             Feb. 26,       May 29,
                                                                               2006          2005
                                                                         -------------- ---------------
Total property, plant and equipment                                          2,662.1        2,666.7
Less accumulated depreciation and amortization                              (2,060.6)      (2,061.6)
                                                                         -------------- ---------------
Property, plant and equipment, net                                       $     601.5    $     605.1
                                                                         ============== ===============


Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                          Three Months Ended               Nine Months Ended
                                                        ------------------------        -----------------------
                                                          Feb. 26,    Feb. 27,            Feb. 26,   Feb. 27,
(In Millions)                                               2006        2005                2006       2005
                                                        ------------ -----------        ----------- -----------
Numerator:
  Net income                                            $   130.1     $  77.4           $  330.4    $  285.1
                                                        ============ ===========        =========== ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                        337.5       353.2              341.0       355.5

  Effect of dilutive securities:
   Stock options                                             17.1        20.8               17.3        21.1
                                                        ------------ -----------        ----------- -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                                354.6       374.0              358.3       376.6
                                                        ============ ===========        =========== ===========

For the third quarter of fiscal 2006, we did not include options outstanding to purchase 10.2 million shares of common stock with a weighted-average per share exercise price of $30.04 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2006, we did not include options outstanding to purchase 11.0 million shares of common stock with a weighted-average per share exercise price of $29.84 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period. However, these shares could potentially dilute earnings per share in the future.

For the third quarter of fiscal 2005, we did not include options outstanding to purchase 22.2 million shares of common stock with a weighted-average exercise price per share of $24.81 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2005, we did not include options outstanding to purchase 33.5 million shares of common stock with a weighted-average exercise price per share of $22.22 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2006 was $13.73 and $14.86 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2005 was $11.04 and $11.78 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $6.56 and $6.55 per share for the third quarter and first nine months of fiscal 2006, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $5.25 and $5.54 per share for the third quarter and first nine months of fiscal 2005, respectively. We estimated the fair value of these employee stock-based awards using a Black-Scholes option pricing model that uses the following weighted-average assumptions:

                                                          Three Months Ended               Nine Months Ended
                                                    -----------------------------    ----------------------------
                                                        Feb. 26,       Feb. 27,         Feb. 26,       Feb. 27,
                                                          2006           2005             2006           2005
                                                    -------------- --------------    ------------- --------------
Stock Option Plans
     Expected life (in years)                               4.6            5.5               5.4           5.2
     Expected volatility                                   55%            71%               67%           72%
     Risk-free interest rate                                4.4%           4.0%              4.2%          3.4%
       Dividend yield                                       0.4%           0.4%              0.3%          0.0%

Stock Purchase Plan
     Expected life (in years)                               0.7            0.7               0.7           0.7
     Expected volatility                                   31%            47%               31%           49%
     Risk-free interest rate                                3.9%           2.0%              3.4%          2.0%
       Dividend yield                                       0.4%           0.5%              0.4%          0.5%

For pro forma purposes, the estimated fair value of employee stock-based awards is amortized over the relevant vesting period for options and over the three-month purchase period for stock purchases under the stock purchase plan. The pro forma information follows:

                                                          Three Months Ended                Nine Months Ended
                                                      -------------------------        --------------------------
                                                        Feb. 26,       Feb. 27,         Feb. 26,       Feb. 27,
(In Millions,  Except Per Share Amounts)                  2006           2005             2006           2005
                                                    -------------- --------------    ------------- ---------------
Net income  - as reported                               $ 130.1        $  77.4           $ 330.4       $ 285.1
Add back:  Stock compensation charge included    in
   net income determined under the intrinsic value
   method,  net of tax                                      4.0            0.6               8.0           1.8
Deduct:  Total stock-based employee compensation
   (expense) benefit determined under the fair value
   method, net of tax                                      96.2          (50.0)             51.1        (108.3)
                                                    -------------- --------------    ------------- ---------------
Net income - pro forma                                 $  230.3        $  28.0           $ 389.5       $ 178.6
                                                    ============== ==============    ============= ===============

Basic earnings per share - as reported                 $   0.39        $  0.22          $   0.97      $   0.80
Basic earnings per share - pro forma                   $   0.68        $  0.08          $   1.14      $   0.50
Diluted earnings per share - as reported               $   0.37        $  0.21          $   0.92      $   0.76
Diluted earnings per share - pro forma *               $   0.66        $  0.08          $   1.11      $   0.50
--------------------------------------------------   ------------   ------------     -------------  -------------

     * Pro forma diluted earnings per share for the third quarter and first nine months of fiscal 2005 have been revised to include the effect of unamortized compensation in the treasury stock calculation used for determining diluted earnings per share. The revision to the pro forma diluted earnings per share was immaterial for both the third quarter and first nine months of fiscal 2005. Pro forma diluted earnings per share for the fiscal 2006 periods reflects the effect of unamortized compensation.

     The tax effect on the pro forma stock compensation expense for the third quarter and first nine months of fiscal 2006 reflects the pro forma recognition of $120.6 million of additional tax benefits related to stock option deductions that are now expected to be realized.

     Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. Stock option plans with this type of feature are classified as non-compensatory plans under APB No. 25. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is vested when the employee's retention of the option is no longer contingent on the continuation to provide service (the "non-substantive vesting period approach"). Under the non-substantive vesting period approach, the compensation cost for the option should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we will change the method for recognizing compensation cost to the non-substantive vesting period approach for those options that are granted after our adoption of SFAS No. 123(R). If we had used the non-substantive vesting period approach for these condensed consolidated financial statements, the pro forma compensation benefit would have been greater by $9.1 million in the third quarter and $14.2 million in the first nine months of fiscal 2006. The effect on pro forma compensation expense for fiscal 2005 would have been a decrease of $11.4 million in the third quarter and $17.0 million in the first nine-month period.

o Accounting Change Affecting Results of Operations

In the third quarter of fiscal 2006, we revised our accounting policy related to the accrual of holiday compensation for certain employees. Effective with this revision, we will no longer accrue for these amounts as they do not meet the criteria for accrual pursuant to the provisions of SFAS No. 43, "Accounting for Compensated Absences." Included in the third quarter 2006 results of operations is approximately $2.2 million of net income, or $0.01 of earnings per diluted share, from this change in policy. Management has considered the quantitative and qualitative aspects of this item and has concluded there is no need to restate any of our previously filed consolidated financial statements in connection with this revision.

o Reclassifications

Certain amounts reported in fiscal 2005 have been reclassified to conform to the
fiscal   2006   presentation.   Net  income  has  not  been   affected   by  the
reclassification.

o New Accounting Pronouncement

We adopted SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 20, Accounting for Nonmonetary Transactions," at the beginning of our fiscal 2006 second quarter. The amendments made by this Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. As a result of the adoption of SFAS No. 153, we recognized a $1.4 million gain to record the fair value of new equipment acquired in an exchange of similar productive assets during the first nine months of fiscal 2006. This amount is included in selling, general and administrative expense in the statement of operations.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

                                                                 Feb. 26,                     May 29,
(In Millions)                                                      2006                        2005
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                 $    19.7                  $    11.0
  Work in process                                                    96.7                      102.4
  Finished goods                                                     63.3                       56.8
                                                        --------------------------- ---------------------------

Total inventories                                               $   179.7                  $   170.2
                                                        =========================== ===========================

Condensed consolidated statements of operations:

                                                             Three Months Ended             Nine Months Ended
                                                       ----------------------------     -----------------------
                                                          Feb. 26,      Feb. 27,          Feb. 26,     Feb. 27,
(In Millions)                                               2006          2005              2006         2005
                                                       ------------- --------------     ----------- -----------
Other operating income, net
  Net intellectual property income                       $   (1.9)      $  (1.7)          $   (3.3)   $   (4.0)
  Intangible asset impairment                                 1.8           -                  1.8         -
  Release of litigation accrual                               -             -                  -         (10.0)
  Manufacturer's Investment Credit refund                     -            (7.4)               -          (7.4)
  Other                                                      (0.8)          1.7               (2.8)        1.7
                                                       ------------- --------------     ----------- -----------
  Total other operating income, net                      $   (0.9)       $ (7.4)          $   (4.3)  $   (19.7)
                                                       ============= ==============     =========== ===========

Interest income, net
  Interest income                                        $    9.0       $   4.7           $   24.3   $    11.6
  Interest expense                                           (0.5)         (0.4)              (1.2)       (1.2)
                                                       ------------- --------------     ----------- -----------
  Interest income, net                                   $    8.5       $   4.3           $   23.1   $    10.4
                                                       ============= ==============     =========== ===========

Other non-operating income (expense), net:
Net gain on marketable and other investments, net:
    Trading securities:
      Change in net unrealized holding gains             $    -         $   0.8           $    2.6   $     1.3
    Available-for-sale securities:
      Gain from sale                                          4.7           -                  4.7         -
    Non-marketable investments:
      Gain from sale                                          5.0           0.1                5.3         0.7
      Impairment loss                                         -             -                 (4.2)        -
                                                        ------------ --------------    ------------ -----------

Total net gain on marketable and other
  investments, net                                            9.7          0.9                 8.4         2.0
Share in net losses of equity-method investments              -           (0.7)               (0.6)       (4.0)
Other                                                        (9.7)         -                  (9.7)       (0.5)
                                                        ------------ --------------    ------------ -----------

  Total other non-operating income (expense), net        $    -        $   0.2            $   (1.9)  $    (2.5)
                                                        ============ ==============    ============ ===========

     Other non-operating expenses include a $9.7 million charitable contribution in the third quarter of fiscal 2006 and a $0.5 million litigation settlement in the first nine months of fiscal 2005.

     Beginning in fiscal 2006, the change in net unrealized holding gains from trading securities related to deferred compensation plan assets is included in other non-operating income (expense), net. The net unrealized holding gains for the fiscal 2005 period presented have been reclassified from SG&A expenses to conform to the fiscal 2006 presentation.

Note 3.  Statements of Cash Flows Information

                                                                                    Nine Months Ended
                                                                          ------------------------------------
                                                                                Feb. 26,           Feb. 27,
(In Millions)                                                                     2006               2005
                                                                          ------------------- ----------------
Supplemental Disclosure of Cash Flows Information:

Cash paid for:
     Interest                                                                  $     1.1            $    1.2
     Income taxes                                                              $    12.7            $   72.0

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Issuance of common stock to directors                                          $     2.3            $    1.0
Unearned compensation relating to issuance of restricted stock                 $     4.0            $    1.2
Restricted stock cancellation                                                  $     1.1            $    1.4
Unearned compensation relating to grants of restricted stock units             $     0.6            $    -
Change in unrealized gain on available-for-sale securities                     $     3.9            $   (0.3)
Purchase of software under license obligations, net                            $    20.5            $    -
Repurchase of common stock upon settlement of an advance
   repurchase contract                                                         $     -              $   30.0
Accretion related to stock-based compensation plan                             $     8.0            $    -

Note 4. Cost Reduction Programs

During the third quarter of fiscal 2006, we recorded a net charge of $1.0 million for additional cost reduction actions related to the reorganization of our product lines into two groups (Analog Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. The charge included $1.1 million of severance for 16 employees, most of whom are expected to depart by the end of fiscal 2006. The charge was partially offset by a $0.1 million credit from the release of accruals for other exit-related costs upon the completion of activities related to prior cost reduction actions.

In November 2005, we took steps to improve our competitive cost structure by reducing indirect manufacturing costs, mainly in our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce. This action was completed by the end of November and affected 57 employees, most of whom were indirect manufacturing personnel in the Texas facility. As a result, we recorded a charge of $2.7 million for severance that is included in our results of operations for the first nine months of fiscal 2006.

     In July 2005, we announced that we would close our assembly and test plant in Singapore in a phased shutdown after unsuccessful efforts to sell the plant on terms that were acceptable to us, as we determined that the equipment in Singapore was of higher value to us than any of the potential offers we received. The Singapore plant had been geared more towards complex, high-pin count products and we have moved more to a product portfolio that does not have a great need for these high-pin count packages. The plant's equipment and any remaining production volume are being consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by the end of our first quarter in fiscal 2007. The closure impacts approximately 972 employees who were notified of termination at the time we announced our decision to close the plant. Our management team in Singapore is working with local government agencies and other employers on job placement opportunities for these affected employees. Departure dates of these employees should coincide with the phased timing of the plant closure activities. In connection with this action, we recorded a charge of $28.3 million that is included in our results of operations for the first nine months of fiscal 2006, primarily for severance. Non-cash charges relate to the write-off of certain plant assets used in one of the assembly lines that was immediately shut down in July 2005.

     In addition to the charges and credit described in the preceding paragraphs, we recorded an additional $0.3 million credit in the first quarter that is included in our results of operations for the first nine months of fiscal 2006 for the release of severance cost accruals no longer required due to completion of prior cost reduction actions.

     The following table provides a summary of the cost reduction charges by segment recorded in the third quarter and first nine months of fiscal 2006:


                                                        Analog
(In Millions)                                          Segment      All Others       Total
                                                    -------------- ------------- -------------
Three months ended February 26, 2006:
Cost reduction program charge:
  Business reorganization:
    Severance                                             $ 0.7          $ 0.4         $ 1.1
Release of reserves:
  Other exit-related costs                                  -             (0.1)         (0.1)
                                                    -------------- ------------- -------------

Total cost reduction program charge                       $ 0.7          $ 0.3         $ 1.0
                                                    ============== ============= =============

Nine months ended February 26, 2006:
Cost reduction program charge:
  Business reorganization:
    Severance                                             $ 0.7          $ 0.4         $ 1.1
  Streamline manufacturing operations:
    Severance                                               0.4            2.3           2.7
  Singapore plant closure charge:
    Severance                                               -             28.2          28.2
    Asset write-off                                         -              0.1           0.1
                                                    -------------- ------------- -------------
                                                            1.1           31.0          32.1
Release of reserves:
  Severance                                                 -             (0.4)         (0.4)
                                                    -------------- ------------- -------------

Total cost reduction program charge                      $  1.1          $30.6         $31.7
                                                    ============== ============= =============

     The following table provides a summary of the activities related to our cost reduction and restructuring actions included in accrued liabilities for the nine months ended February 26, 2006:

                                               Fiscal 2006 Cost       Cost Reduction Actions in
                                               Reduction Actions             Prior Years
                                              -------------------     --------------------------

                                                                                    Other Exit
(In Millions)                                      Severance           Severance       Costs          Total
                                              ------------------- --- ------------ -------------    ----------

Balance at May 29, 2005                           $      -              $   4.5     $      5.8       $   10.3
Cost reduction charges                                  32.0                -              -             32.0
Cash payments                                          (23.1)              (3.7)          (1.0)         (27.8)
Release of residual reserves                             -                 (0.3)          (0.1)          (0.4)
                                              ------------------- --- ------------ ------------- -- ----------

Balance at February 26, 2006                             8.9                0.5            4.7           14.1

Less noncurrent portion of lease
  obligations included in other
  noncurrent liabilities                                 -                  -             (4.2)          (4.2)
                                              ------------------- --- ------------ ------------- -- ----------

Balance included in accrued liabilities          $       8.9           $    0.5    $       0.5      $     9.9
                                              =================== === ============ ============= == ==========


     During the first nine months of fiscal 2006 we paid severance to 822 employees in connection with workforce reductions primarily related to the Singapore plant closure and Texas action, but also including severance for cost reduction actions begun in fiscal 2005. Amounts paid for other exit-related costs during the first nine months of fiscal 2006 were primarily for payments under lease obligations associated with actions taken in prior years.

     As part of our actions to reposition toward a higher-value analog portfolio, we have divested businesses that do not align with our business model. In June 2005, we completed the sale of our cordless business unit to HgCapital, a private equity investor based in London, U.K. The cordless business unit was a part of the wireless operating segment within the Analog reportable segment. Under the terms of the agreement, HgCapital acquired certain assets, primarily machinery and equipment with a carrying value of $1.6 million, and intellectual property. In addition, HgCapital agreed to hire approximately 70 engineers, who were based at our cordless business unit in 's-Hertogenbosch and its design center in Hengelo, The Netherlands. As a result, upon the close of the sale we recorded a gain of $24.3 million that is included in our results of operations for the first nine months of fiscal 2006. In the third quarter of fiscal 2006, we also recorded an additional gain of $4.0 million, which represented contingent consideration earned when the buyer achieved certain revenue milestones set forth in the agreement. We also have separate agreements with HgCapital under which we will manufacture product for it at prices specified by the terms of the agreements, which we believe approximate market prices; and we will also provide certain transition services at rates that approximate fair market value. In general, these agreements are effective for 18 months, unless terminated earlier in accordance with their terms.

     In the third quarter of fiscal 2006, based on our business focus and priorities, a decision was made to exit a small business unit that was developing high definition products (HDP). Our HDP business unit is an operating segment that has insignificant quarterly revenues and is included within the Analog reportable segment. In March 2006 we entered into an agreement to sell the HDP business to an unrelated third party. Under the terms of the agreement the buyer will acquire intellectual property and certain assets of the HDP business for $7.0 million. Tangible assets of this unit, primarily machinery and equipment with a carrying value of $0.4 million, have been classified as "Assets Held for Sale" and are included in Other Assets on the condensed consolidated balance sheet as of February 26, 2006. The remaining intangible assets of the business were evaluated for impairment. As a result of that evaluation, we recorded a $5.2 million goodwill impairment loss and a $1.8 impairment loss on an intangible asset in the third quarter of fiscal 2006 to adjust the carrying values of the remaining assets of the business to their recoverable fair values. The sale is scheduled to close in our fiscal 2006 fourth quarter and we do not expect to recognize any gain or loss after determining final costs and disposition of assets related to the transaction.

Note 5. Goodwill

The following table presents goodwill by reportable segments:

                                                        Analog
(In Millions)                                           Segment         All Others       Total
                                                     ---------------  -------------- --------------
Balances at May 29, 2005                                  $ 64.5          $ 22.7         $ 87.2
   Sale of cordless business                               (22.3)            -            (22.3)
   Goodwill impairment loss                                 (5.2)            -             (5.2)
                                                     --------------- -------------- --------------

Balances at February 26, 2006                             $ 37.0          $ 22.7         $ 59.7
                                                     =============== ============== ==============

Note 6. Multicurrency Credit Agreement

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2005 for another one-year term. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement which previously restricted the amounts available for payment of dividends on common stock. As of February 26, 2006, we were in compliance with all financial covenants under the agreement and no amounts were outstanding.

Note 7. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2006 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

                                                              Three Months Ended             Nine Months Ended
                                                         ---------------------------    -------------------------
                                                             Feb. 26,     Feb. 27,        Feb. 26,     Feb. 27,
  (In Millions)                                                2006          2005           2006         2005
                                                         -------------- ------------    ------------ ------------
  Service cost of benefits earned during the period         $   1.5        $   1.6         $   4.4      $   4.6
  Plan participant contributions                               (0.3)          (0.4)           (0.8)        (1.1)
  Interest cost on projected benefit obligation                 3.5            3.3            10.3          9.7
  Expected return on plan assets                               (3.0)          (2.5)           (8.9)        (7.4)
  Net amortization and deferral                                 1.3            1.3             3.8          3.8
                                                         -------------- ------------    ------------ ------------
  Net periodic pension cost                                 $   3.0        $   3.3         $   8.8      $   9.6
                                                         ============== ============    ============ ============

     Total contributions paid to these plans during fiscal 2006 were $0.8 million in the third quarter and $2.4 million in the first nine months. Total contributions paid to these plans during fiscal 2005 were $0.8 million in the third quarter and $2.5 million in the first nine months. In March 2006, we made a $20.0 million contribution to the defined benefit plan maintained in the U. K. The total contribution to these plans in fiscal 2006 is currently expected to total approximately $24.0 million.

Note 8. Shareholders' Equity

o Stock Repurchase Program

We continued to repurchase our common stock during the third quarter of fiscal 2006. Stock repurchased in the third quarter of fiscal 2006 was repurchased under two programs: (i) the $400 million stock repurchase program announced in September 2005, which was completed during the third quarter; and (ii) another $400 million stock repurchase program announced in December 2005. We repurchased a total of 7.2 million shares of our common stock in the third quarter for $200.1 million. In the first nine months of fiscal 2006, we have repurchased a total of 30.2 million shares of our common stock for $750.7 million. All of these shares were purchased in the open market and have been cancelled as of February 26, 2006. The stock repurchase activity is one element of our overall program to generate a high return on invested capital, which we believe improves shareholder value. As of February 26, 2006, we had $353.3 million remaining for future common stock repurchases under the program announced in December 2005.

     During the period after the end of our fiscal 2006 third quarter through March 31, 2006, we repurchased 3.3 million shares of our common stock for $90.0 million. These purchases were made under the stock repurchase program announced in December 2005.

o Dividends

On March 9, 2006, we announced that the Board of Directors had declared a cash dividend of $0.03 per outstanding share of common stock to be payable on April 10, 2006 to shareholders of record at the close of business on March 20, 2006. This dividend payable will be recorded in the fourth quarter of fiscal 2006. We previously paid cash dividends of $10.1 million ($0.03 per outstanding share of common stock) in the third quarter of fiscal 2006 and a total of $24.0 million in the first nine months of fiscal 2006.

Note 9. Segment Information

The following table presents information related to our reportable segments:

(In Millions)                                            Analog Segment  All Others      Total
                                                         -------------- ------------ -------------
Three months ended February 26, 2006:
   Sales                                                 $    471.6     $     76.1     $     547.7
                                                         ============== ============ =============

  Income before income taxes                             $    176.7     $     13.7     $     190.4
                                                         ============== ============ =============

Three months ended February 27, 2005:
   Sales                                                 $    400.3     $     48.9     $     449.2
                                                         ============== ============ =============

  Income before income taxes                             $    100.8     $    (16.0)   $       84.8
                                                         ============== ============ =============

Nine months ended February 26, 2006:
   Sales                                                  $ 1,363.0      $   222.5      $  1,585.5
                                                         ============== ============ =============

  Income before income taxes                             $    452.4     $     39.2     $     491.6
                                                         ============== ============ =============

Nine months ended February 27, 2005:
   Sales                                                  $ 1,252.5      $   193.6      $  1,446.1
                                                         ============== ============ =============

  Income before income taxes                             $    326.2     $     10.5     $     336.7
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

o Tax Matters

The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS administrative process. We are undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts in our consolidated financial statements such that the outcome of these audits will have no material adverse effect on our consolidated financial statements.

o Other Matters

In January 1999, a class action suit was filed against us and our chemical suppliers by former and present employees claiming damages for personal injuries. The complaint alleged that cancer and reproductive harm were caused to employees exposed to chemicals in the workplace. The plaintiffs' efforts to certify a medical monitoring class were denied by the court. The case was settled and dismissed in February 2006 and the matter is now finalized. The parties have agreed to keep confidential the terms of the settlement, which did not have a material effect on our consolidated financial position or results of operations.

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

     In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We have appealed the verdict and judgment, and our opening brief in the appeal was filed in January 2006. We intend to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded to iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," and similar words or phrases. These statements are based on our current plans and expectations and involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. The following are among the principal factors that could cause actual results to differ materially from the forward-looking statements: general business and economic conditions in the semiconductor industry and in various markets such as wireless and displays; pricing pressures and competitive factors; delays in the introduction of new products or lack of market acceptance for new products; risks of international operations; our success in acquisitions and/or dispositions and achieving the desired improvements associated with those acquisitions and/or dispositions; legislative and regulatory changes; the outcome of legal, administrative and other proceedings that we are involved in; the results of our programs to control and reduce costs; and the general worldwide geopolitical situation. For a discussion of some of the major factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears below and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

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

o Critical Accounting Policies and Estimates
  ------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1. Revenue Recognition

     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 51 percent of our semiconductor product sales were made through distributors in the first nine months of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

     Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

     Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that define whether it is considered a source of income from our primary operations. These revenues are included in net sales and for the first nine months of fiscal 2006 totaled $2.0 million. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of operations. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and no further obligations to the other party exist.

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

     o Significant decrease in the market value of an asset

     o Significant changes in the extent or manner for which the asset is being used or in its physical condition

     o Significant change, delay or departure in our business strategy related to the asset

     o Significant negative changes in the business climate, industry or economic conditions

     o Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

     Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If the estimated future undiscounted net cash flows are insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. We determine fair value based on discounted cash flows using a discount rate commensurate with the risk inherent in our current business model. Major factors that influence our cash flow analysis are our estimates for future revenue and expenses associated with the use of the asset. Different estimates could have a significant impact on the results of our evaluation. If, as a result of our analysis, we determine that our amortizable intangible assets or other long-lived assets have been impaired, we will recognize an impairment loss in the period in which the impairment is determined. Any such impairment charge could be significant and could have a material adverse effect on our consolidated financial position and results of operations.

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

o Overview
  --------

Throughout the first nine months of fiscal 2006, we have continued to focus on addressing analog product areas, particularly in the analog standard linear categories. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives. In June 2005, we completed the sale of our cordless business unit in Europe to HgCapital. In July 2005, we announced that we are closing our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by our first quarter of fiscal 2007. In November 2005, we took steps to reduce indirect manufacturing costs in our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce.

     Our sales and gross margin percentage in the third quarter of fiscal 2006 were both higher than they were in the preceding second quarter and in last year's third quarter. The improvement in gross margin reflects growth in our higher margin analog products, as well as higher factory utilization associated with the increased volume. We continue to focus on improving our gross margin relative to sales with our research and development investments aimed primarily at high-value growth areas in analog standard linear markets.

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

     We continued our stock repurchase program during the third quarter of fiscal 2006. Stock repurchased in the third quarter of fiscal 2006 was repurchased under two programs: (i) the $400 million stock repurchase program announced in September 2005, which was completed during the third quarter; and
(ii) another $400 million stock repurchase program announced in December 2005. We repurchased a total of 7.2 million shares of our common stock in the third quarter for $200.1 million. In the first nine months of fiscal 2006, we have repurchased a total of 30.2 million shares of our common stock for $750.7 million. All of these shares were purchased in the open market. The stock repurchase program is one element of our overall effort to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of February 26, 2006, we had $353.3 million remaining for future common stock repurchases under the program announced in December 2005. We have also continued with the dividend program in the first nine months of fiscal 2006 during which time we have paid a total of $24.0 million in cash dividends. In the third quarter of fiscal 2006, we paid cash dividends of $10.1 million ($0.03 per outstanding share of common stock) on January 9, 2006 to shareholders of record at the close of business on December 19, 2005. In March 2006, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be paid on April 10, 2006 to shareholders of record at the close of business on March 20, 2006.

     The following table and discussion provides an overview of our operating results for the current fiscal year and recently completed third quarter:

                           -------------------------------------    -----------------------------------------
                                     Three Months Ended                          Nine Months Ended
                            Feb. 26,                  Feb. 27,        Feb. 26,                     Feb. 27,
  (In Millions)               2006       % Change       2005            2006        % Change         2005
                           ----------- ------------- -----------    ------------- --------------- -----------
  Net sales                   $ 547.7        21.9%      $ 449.2      $ 1,585.5           9.6%      $ 1,446.1

  Operating  income           $ 181.9                   $  80.3      $   470.4                     $   328.8
  As a % of net sales            33.2%                     17.9%          29.7%                         22.7%

  Net income                  $ 130.1                   $  77.4      $   330.4                     $   285.1
  As a % of net sales            23.8%                     17.2%          20.8%                         19.7%


     Net income for the third quarter of fiscal 2006 includes a $5.2 million goodwill impairment loss, a net charge of $1.0 million for cost reduction actions arising from a reorganization of our business operations (See Note 4 to the Condensed Consolidated Financial Statements), an additional $4.0 million gain related to the sale of our cordless business (See Note 4 to the Condensed Consolidated Financial Statements), $1.9 million of net intellectual property income, an impairment loss of $1.8 million on an intangible asset and other operating income of $0.8 million. In addition to these third quarter amounts, net income for the first nine months of fiscal 2006 includes an additional $30.7 million for cost reduction and restructuring charges related to the Singapore assembly and test plant and the Texas manufacturing operations (See Note 4 to the Condensed Consolidated Financial Statements), a gain of $24.3 million recognized in the first quarter from the sale of our cordless business in June 2005 (See Note 4 to the Condensed Consolidated Financial Statements), an additional $1.4 million of net intellectual property income and other operating income of an additional $2.0 million.

     Net income for the third quarter of fiscal 2005 included a cost reduction charge of $20.1 million, net intellectual property income of $1.7 million, a refund of $7.4 million for the California Manufacturer's Investment Credit and a $1.7 million charge related to an intellectual property settlement. In addition to these third quarter amounts, net income for the first nine months of fiscal 2005 included an additional cost reduction charge of $1.2 million, a gain of $8.8 million from the sale of assets associated with the imaging business, an additional $2.3 million of net intellectual property income and a credit of $10.0 million to adjust the loss accrual related to the ZF Micro Solutions, Inc. litigation that was settled in December 2004.

o Net Sales
  ---------

                             --------------------------------------    --------------------------------------
                                        Three Months Ended                        Nine Months Ended
                              Feb. 26,                   Feb. 27,        Feb. 26,                  Feb. 27,
  (In Millions)                 2006       % Change        2005            2006      % Change        2005
                             ----------- ------------- ------------    ------------ ------------ ------------
  Analog segment                $ 471.6        17.8%      $ 400.3       $ 1,363.0          8.8%   $ 1,252.5
  As a % of net sales              86.1%                     89.1%           86.0%                     86.6%

  All others                       76.1        55.6%         48.9           222.5         14.9%       193.6
  As a % of net sales              13.9%                     10.9%           14.0%                     13.4%
                             -----------               ------------    ------------              ------------

  Total net sales               $ 547.7                   $ 449.2       $ 1,585.5                 $ 1,446.1
                             ===========               ============    ============              ============

     The chart above and the following discussion are based on our reportable segments described in Note 14 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 29, 2005.

     The year-over-year growth in analog segment sales seen in fiscal 2006 has been primarily driven by stronger customer demand levels, especially in wireless handset and portable consumer markets. We have also continued to grow market share in the analog standard linear area. Consequently, our analog unit shipments were up 19 percent in the third quarter of fiscal 2006 from the third quarter of fiscal 2005 and 13 percent in the first nine months of fiscal 2006 from the comparable fiscal 2005 period. Although blended-average selling prices for the whole company are down by 4 percent so far in fiscal 2006 compared to fiscal 2005, blended-average selling prices in our analog standard linear product portfolio were up year-over-year for both the three months and the nine months ended February 26, 2006 over the comparable periods of fiscal 2005 by 6 percent and 2 percent, respectively. Although our analog products generally have lower blended-average selling prices than our non-analog products, they also sell for higher margins.

     Within the Analog segment, products sold by the data conversion, power management, amplifier (including audio amplifier products) and interface business units were the underlying drivers of the growth in sales for the third quarter of fiscal 2006 over the third quarter of fiscal 2005 with increases of 22 percent, 27 percent, 27 percent and 31 percent, respectively. These business units also contributed to the growth in sales for the first nine months of fiscal 2006 over the comparable period of fiscal 2005 with increases of 14 percent, 19 percent, 17 percent and 12 percent, respectively.

     For the "all others" category, the increase in sales for the third quarter and first nine months of fiscal 2006 over the comparable periods of fiscal 2005 is primarily due to the foundry sales related to the cordless business that was divested in June 2005. There were no such foundry sales in fiscal 2005. Since the cordless business unit was an operating segment within the Analog segment, sales related to the cordless business were included in Analog segment sales for the third quarter and first nine months of fiscal 2005.


o Gross Margin
  ------------

                           --------------------------------------        -------------------------------------
                                      Three Months Ended                            Nine Months Ended
                             Feb. 26,                  Feb. 27,            Feb. 26,                 Feb. 27,
  (In Millions)                2006       % Change       2005                2006     % Change        2005
                           ---------- -------------- ------------        ----------- ------------- -----------
   Net Sales                 $ 547.7        21.9%       $ 449.2           $ 1,585.5         9.6%    $ 1,446.1
   Cost of sales               215.5         1.4%         212.6               664.3        (2.4%)       680.9
                           ----------                ------------        -----------               -----------

   Gross margin              $ 332.2                    $ 236.6             $ 921.2                   $ 765.2
                           ==========                ============        ===========               ===========
    As a % of net sales        60.7%                       52.7%               58.1%                     52.9%


     The increase in the gross margin percentage for the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 was driven by improved product mix of higher-margin analog standard linear products. Our product mix has improved through our active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Higher factory utilization, coupled with manufacturing efficiencies, also contributed to the gross margin improvement in both the third quarter and first nine months of fiscal 2006. Wafer fabrication capacity utilization during the first nine months of fiscal 2006 was 82 percent compared to 73 percent for the first nine months of fiscal 2005. Foundry sales from our two recently divested businesses (cordless in June 2005 and PC Super I/O in May 2005), which carry a much lower gross margin, were around $10 million lower in the third quarter of fiscal 2006 than the second quarter. As a result, the effect on our gross margin percentage from these foundry businesses was less dilutive in the third quarter of fiscal 2006.

o Research and Development
  ------------------------

                           -------------------------------------    --------------------------------------
                                     Three Months Ended                        Nine Months Ended
                            Feb. 26,                  Feb. 27,       Feb. 26,                   Feb. 27,
  (In Millions)              2006        % Change       2005           2006       % Change        2005
                           ----------- ------------- -----------    ----------- -------------- -----------
  Research and
    development                $ 80.2        (0.6%)      $ 80.7        $ 241.4        (2.9%)      $ 248.5
  As a % of net sales            14.6%                     18.0%          15.2%                      17.2%


     Lower research and development expenses in the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 largely reflect cost savings from the businesses we recently divested. At the same time, we are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Compared to the first nine months of fiscal 2005, total company spending through the first nine months of fiscal 2006 for new product development was down 6 percent, while spending for analog process and support technology was up 12 percent. Although research and development spending is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased as we continue to invest in the development of new analog products for wireless handsets, displays, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o Selling, General and Administrative
  -----------------------------------

                           -------------------------------------    --------------------------------------
                                     Three Months Ended                        Nine Months Ended
                            Feb. 26,                  Feb. 27,       Feb. 26,                   Feb. 27,
  (In Millions)               2006       % Change       2005           2006       % Change        2005
                           ----------- ------------- -----------    ----------- -------------- -----------
   Selling, general and
    administrative             $ 68.8         9.4%       $ 62.9        $ 205.1         5.1%       $ 195.1
  As a % of net sales            12.6%                     14.0%          12.9%                      13.5%

The dollar increase in selling, general and administrative expenses for the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 is due primarily to higher personnel costs in fiscal 2006, mainly attributable to increased compensation and benefits. As a percentage of sales, however, our SG&A expenses remained relatively steady as we continue to manage our cost structure in line with our overall business model objectives.

o Interest Income, Net
  --------------------

                                                     -------------------------       -------------------------
                                                         Three Months Ended               Nine Months Ended
                                                      Feb. 26,      Feb. 27,           Feb. 26,     Feb. 27,
(In Millions)                                           2006          2005               2006         2005
                                                     ------------ ------------       ------------ ------------
  Interest income                                         $ 9.0        $ 4.7             $ 24.3       $ 11.6
  Interest expense                                         (0.5)        (0.4)              (1.2)        (1.2)
                                                     ------------ ------------       ------------ ------------

 Interest income, net                                     $ 8.5        $ 4.3             $ 23.1       $ 10.4
                                                     ============ ============       ============ ============

The increase in interest income, net, for the third quarter and first nine months of fiscal 2006 compared to the same periods of fiscal 2005 was due to higher average cash balances and higher interest rates.

o Other Non-Operating Expense, Net
  --------------------------------

                                                     -------------------------       -------------------------
                                                         Three Months Ended               Nine Months Ended
                                                        Feb. 26,    Feb. 27,          Feb. 26,     Feb. 27,
(In Millions)                                             2006        2005              2006         2005
                                                     ------------ ------------       ------------ ------------
 Gain on investments                                     $  9.7       $  0.9             $  8.4       $  2.0
 Share in net losses of equity-method
  investments                                               -           (0.7)              (0.6)        (4.0)
 Charitable contribution                                   (9.7)         -                 (9.7)         -
 Other                                                      -            -                  -           (0.5)
                                                     ------------ ------------       ------------ ------------
 Total other non-operating
  expense, net                                            $ -          $ 0.2             $ (1.9)      $ (2.5)
                                                     ============ ============       ============ ============

The components of other non-operating expense, net are primarily derived from activities related to our investments. The gain on investments in the third quarter and first nine months of fiscal 2006 reflects the sale of shares in available-for-sale securities and a non-publicly traded company, as well as the net change in unrealized holdings gains from trading securities. The share of net losses in equity-method investments declined in fiscal 2006 due to lower amounts of such investments being carried by the company. Other non-operating expenses also included a charitable contribution in the third quarter of fiscal 2006 and a litigation settlement in the first nine months of fiscal 2005.

o Income Tax Expense
  ------------------

                                                 ----------------------------       -------------------------
                                                     Three Months Ended                Nine Months Ended
                                                    Feb. 26,      Feb. 27,            Feb. 26,     Feb. 27,
         (In Millions)                                2006          2005                2006         2005
                                                 -------------- -------------       ------------ ------------
         Income tax expense                          $ 60.3          $ 7.4             $ 161.2       $ 51.6
         Effective tax rate                            31.7%           8.7%               32.8%        15.3%


The effective tax rate for the third quarter is lower than the rate for the first nine months of fiscal 2006 because the first quarter results included an incremental $5.8 million tax provision that arose from certain discrete transactions recorded in the first quarter, which included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business. The tax expense in fiscal 2005 was lower because it consisted primarily of alternative minimum tax, net of tax credit carryforwards and non-U.S. taxes.

o Liquidity and Capital Resources
  -------------------------------

                                                 --------------------------------------
                                                          Nine Months Ended
                                                   Feb. 26,                Feb. 27,
         (In Millions)                               2006                    2005
                                                 --------------         -------------
         Net cash provided by
           operating activities                     $ 568.0                  $ 359.5

         Net cash used by
           investing activities                       (28.4)                   (95.7)

         Net cash used by
           financing activities                      (554.6)                  (174.0)
                                                 --------------           -------------

         Net change in cash and
           cash equivalents                        $  (15.0)                 $  89.8
                                                 ==============           =============

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2006 and 2005 are described below:

     In the first nine months of fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for noncash items (primarily depreciation and amortization and the tax benefit associated with stock options) combined with the positive impact that came from changes in working capital components. Increases in working capital from accounts payable and accrued expenses, current and deferred income taxes, other current assets and other non-current liabilities more than offset the impact of higher receivables. We also generated cash from operating activities in the first nine months of fiscal 2005. The positive impact from net income, when adjusted for noncash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components in the first nine months of fiscal 2005.

     The primary use of cash for investing activities during the first nine months of fiscal 2006 was investment in property, plant and equipment of $100.0 million, primarily for the purchase of machinery and equipment, which was partially offset by proceeds from the sale of the cordless business for $64.0 million and the sale of investments for $10.8 million. Major uses of cash for investing activities during the first nine months of fiscal 2005 included investment in property, plant and equipment of $83.3 million, primarily for the purchase of machinery and equipment, payments for security deposits on leased equipment of $17.4 million and funding of a benefit plan in the amount of $7.1 million. In addition, proceeds of $10.0 million from the sale of assets partially offset major uses of cash in fiscal 2005.

     The primary use of cash for our financing activities in the first nine months of fiscal 2006 was for the repurchase of 30.2 million shares of our common stock in the open market for $750.7 million, payments of $13.1 million on software license obligations and $24.0 million for cash dividends. These amounts were partially offset by proceeds of $233.2 million from the issuance of common stock under employee benefit plans. The primary use of cash for our financing activities in the first nine months of fiscal 2005 was for the repurchase of
13.9 million shares of our common stock in the open market for $225.5 million and payments of $13.6 million on software license obligations and $7.1 million for cash dividends. These amounts were partially offset by proceeds of $72.2 million from the issuance of common stock under employee benefit plans.

     On March 9, 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be paid on April 10, 2006 to shareholders of record at the close of business on March 20, 2006. We also made a $20.0 million contribution to one of our international defined benefit plans in March 2006. We foresee continuing cash outlays for plant and equipment in fiscal 2006 and into fiscal 2007, with our primary focus on analog capabilities at our existing sites. As a result, our fiscal 2006 capital expenditures are expected to be higher than the fiscal 2005 amount. However, we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for the remainder of fiscal 2006, as well as the declared dividend, the stock repurchase program and the pension contribution.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations at February 26, 2006 (payment periods are measured from the end of fiscal 2005):

                                Payments due by period:
                                Less than                                                     Greater than
                                  1 Year              1 - 3 Years             4 - 5 Years        5 Years
                                ----------    -------------------------    ---------------    -------------
                                Fiscal Year:                                                  2012 and
(In Millions)                       2006        2007     2008     2009       2010    2011     thereafter       Total
                                ----------    ------- -------- --------    ------- -------    ------------- ---------
Contractual obligations:
   Debt obligations              $   -        $    -   $ 20.9   $   -       $  -     $  -       $   0.2      $  21.1
    CAD software
     licensing agreements            -            9.9    10.0       9.7        -        -           -           29.6
Other contractual
  obligations under:
   Noncancelable
     operating leases                8.3         25.5    12.1       7.0        4.5      0.7         0.9         59.0
  Other                              1.3          3.2     1.8       0.2        -        -           -            6.5
                                ----------    ------- -------- --------    ------- -------    ------------- ---------
Total                            $   9.6      $  38.6  $ 44.8    $ 16.9     $  4.5   $  0.7      $  1.1       $116.2
                                ==========    ======= ======== ========    ======= =======    ============= =========
Commercial Commitments:
Standby letters of credit
  under bank multicurrency
  agreement                      $   -        $   7.8     -         -          -        -           -        $   7.8
                                ==========    ======= ======== ========    ======= =======    ============= =========

     In addition, as of February 26, 2006, capital purchase commitments were $45.9 million.

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

o Recently Issued Accounting Pronouncements
  -----------------------------------------

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments of Liabilities." This Statement is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. We are currently analyzing this Statement and have not yet determined its impact on our consolidated financial statements. This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal 2008.

o Outlook
  -------

Compared to fiscal 2005, we have experienced stronger market conditions throughout the first nine months of fiscal 2006. Although at a slower rate, new orders in the third quarter grew sequentially over the second quarter of fiscal 2006. This growth was driven by a combination of seasonally higher orders for products that serve wireless handsets and other portable electronics, as well as increased orders from our distributors, which tend to serve the broader markets. Distribution resale activity accelerated in our Europe and North America regions during January and February after the December holidays. In the Asia region, resale activity was strong in February after the Lunar New Year holiday was over. Overall distributor inventory levels in the third quarter also grew over the levels in the preceding second quarter, but were still at the lower end of their typical operating range.

     Our opening 13-week backlog entering the fourth quarter of fiscal 2006 was higher than it was when we began the third quarter of fiscal 2006. We expect foundry sales for our two recently divested businesses to decline slightly in the fourth quarter. Considering all factors, including those discussed above and our historical seasonality patterns, we provided guidance for net sales in the fourth quarter of fiscal 2006 to be up 2 to 4 percent sequentially over the level achieved in our third quarter. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. We also expect our gross margin percentage to be slightly higher than the percentage achieved in the third quarter based on the expected sales level and current cost structure. We expect wafer fabrication capacity utilization to continue to run at similar high levels that we saw in the third quarter. However, if there is a decline in factory utilization or changes in the expected sales level or product mix, we may not be able to achieve a higher gross margin percentage.

     In July 2005, we announced a plan to close our assembly and test facility in Singapore and consolidate its equipment and ongoing production volume into our assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by our first quarter of fiscal 2007. Although we expect some future reduction in our manufacturing costs once the closure is completed, manufacturing costs during the interim may be unfavorably affected by the discrete costs of the transfer activity.

     During fiscal 2005, the American Jobs Creation Act of 2004 was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations requiring detailed computations in various jurisdictions. Repatriation of foreign earnings required for the dividends-received deduction must be completed by the end of our fiscal 2006 fourth quarter. Accordingly, we are undertaking a comprehensive analysis to decide whether, and to what extent, foreign earnings that have not yet been remitted to the U.S. might be repatriated. Based on the analysis to date, however, it is reasonably possible that as much as $500 million could be repatriated, which would have a corresponding tax liability of up to $45 million and would impact our effective tax rate. We expect to finalize our analysis in the fourth quarter of fiscal 2006.

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

Our business will be harmed if we are unable to compete successfully in our markets. Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Linear Technology, Maxim and Texas Instruments. These companies sell competing products into some of the same markets that we target. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

     The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are often uncertain and difficult to predict with accuracy. Since the wireless handset market is a consumer market, downturns in the economy that affect consumer demand will impact our business and results.

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

We may pursue acquisitions, investments and divestitures, which could harm our operating results and may disrupt our business. We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. In addition, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending. We have made and will continue to consider making strategic business divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We may receive tax assessments, which could adversely affect our financial condition and results of operations. From time to time, we have received notices of tax assessments from governments of certain countries in which we operate. These governments or other government entities may serve future notices of assessments on us and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

Our business is global and world events and changes in the world economy could adversely affect our financial performance and operating results. Terrorist activities worldwide and hostilities in and between nation states including the continuing hostilities and insurgency in Iraq cause uncertainty on the overall state of the world economy. We have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may affect our future costs and revenues. Pandemic illness, hurricanes and other substantial natural, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.

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

Changes in internal controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2006 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 29, 2005, our Form 10-Q for the quarter ended August 28, 2005 and our Form 10-Q for the quarter ended November 27, 2005. Except as described below, there have been no material developments in the legal proceedings described in those filings.

1. In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleged that cancer and/or reproductive harm was caused to employees as a result of alleged exposure to toxic chemicals while working at our manufacturing facilities. Plaintiffs claimed to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one of the plaintiffs claimed to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at our manufacturing facilities. Although no specific amount of monetary damages was claimed, plaintiffs sought damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. The court required the Scottish plaintiffs to seek their remedies in Scottish courts. The court also denied the plaintiff' motion for certification of a medical monitoring class. In February 2006, the case was settled and dismissed and the case is now completed. The parties have agreed to keep confidential the terms of the settlement, which did not have a material effect on our financial position or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. During the third quarter of fiscal 2006 covered by this report, we did not make unregistered sales of our securities.

c. The following table summarizes purchases we made of our common stock during the third quarter of fiscal 2006:

                                                                                                Approximate Dollar
                                                                          Total Number of      Value of Shares that
                                                                        Shares Purchased as    May Yet Be Purchased
                             Total Number of                              Part of Publicly      Under the Plans or
                           Shares Purchased (1)   Average Price Paid     Announced Plans Or        Programs (2)
          Period                                      per Share               Programs
-------------------------- -------------------- ---------------------- ---------------------- ----------------------
Month #1
November 28, 2005 -
  December 27, 2005             1,989,000               $27.24               1,989,000             $499 million
Month #2
December 28, 2005 -
  January 27, 2006              4,402,935               $27.83               4,402,935             $376 million
Month #3
January 28, 2006 -
  February 26, 2006              818,400                $28.42                818,400              $353 million
                           --------------------                        ----------------------

Total                          7,210,335                                    7,210,335
                           ====================                        ======================

1. During the quarter ended February 26,2006, we also reacquired 23,010 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended February 26, 2006, 30,955 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

2.  Purchases  during the third quarter were made under two different  programs:
    $153 million of the purchases were made under a $400 million repurchase program announced September 9, 2005 which was completed in January 2006. $47 million of the purchases were made under a new $400 million program announced December 8, 2005. There is no expiration date for the new repurchase program. The total dollar amount approved for the new repurchase program is $400 million. All 7,210,335 shares were purchased in the open market.

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

3.2 By Laws of the Company, as amended effective April 3, 2006 (incorporated by reference from the Exhibits to our Form 8-K dated April 3, 2006 filed April 3, 2006).

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

10.1 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not Approved by Stockholders; Amendment Two to the Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 8-K dated December 15, 2005 filed December 16, 2005).

31.  Rule 13a - 14(a)/15d - 14(a) Certifications

32.  Section 1350 Certifications

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION



Date: April 3, 2006                          /s/ Jamie E. Samath
                                             ----------------------------------
                                             Jamie E. Samath
                                             Corporate Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer

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



Date: April 3, 2006                                    /s/ Brian L. Halla
                                                       ----------------------
                                                       Brian L. Halla
                                                       Chief Executive Officer

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



Date: April 3, 2006                     /s/ Lewis Chew
                                        ----------------
                                        Lewis Chew
                                        Senior Vice President, Finance and Chief
                                        Financial Officer

                                                                      Exhibit 32




                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended February 26, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 3, 2006                                   /s/ Brian L. Halla
                                                      -------------------
                                                      Brian L. Halla
                                                      Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended February 26, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date: April 3, 2006                        /s/ Lewis Chew
                                           ---------------
                                           Lewis Chew
                                           Senior Vice President, Finance and
                                           Chief Financial Officer