Form 10-K
period 2006-05-28
NATIONAL SEMICONDUCTOR CORP
filed 2006-07-27
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 28, 2006
OR

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[X]. No [ ].

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or Section 15(d) of the Act. Yes[ ]. No [X].

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one): Large accelerated filer [X]. Accelerated filer[]. Non-accelerated filer[].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]. No [X].

The aggregate market value of voting stock held by non-affiliates of National as of November 27, 2005, was approximately $7,054,904,577 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock, $0.50 par value, as of June 23, 2006, was 334,465,588 shares.

DOCUMENTS INCORPORATED BY REFERENCE
        Document                                           Location in Form 10-K
        --------                                           --------------------
Portions of the Proxy Statement for the Annual Meeting of        Part III
  Stockholders to be held on or about October 6, 2006.

NATIONAL SEMICONDUCTOR CORPORATION

TABLE OF CONTENTS

                                                                         Page No
                                                                         -------

PART I

Item 1.    Business                                                          4
Item 1A.   Risk Factors                                                     12
Item 1B.   Unresolved Staff Comments                                        16
Item 2.    Properties                                                       17
Item 3.    Legal Proceedings                                                18
Item 4.    Submission of Matters to a Vote of Security Holders              20
Executive Officers of the Registrant                                        21

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder
           Matters and Issuer Purchases of Equity Securities                23
Item 6.    Selected Financial Data                                          24
Item 7.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        25
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk       39
Item 8.    Financial Statements and Supplementary Data                      40
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                         87
Item 9A.   Controls and Procedures                                          88
Item 9B.   Other Information                                                89

PART III

Item 10.   Directors and Executive Officers of the Registrant               90
Item 11.   Executive Compensation                                           90
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                       91
Item 13.   Certain Relationships and Related Transactions                   93
Item 14.   Principal Accountant Fees and Services                           93

PART IV

Item 15.   Exhibits and Financial Statement Schedules                       94
Signatures                                                                  96

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K "Item 1A: Risk Factors" and business outlook section in Part II of Form 10-K "Item 7:
Management's Discussion and Analysis of Financial Condition and Results of Operations." These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," "will," and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on "Risk Factors" that appears in
Item 1A of this 2006 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

General

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide energy efficiency, portability, better audio, sharper images and higher performance in electronic systems. We target a broad range of markets and applications such as:

      o wireless handsets             o medical applications
      o displays                      o automotive applications
      o networks                      o test and measurement applications
      o industrial markets            o a broad range of portable applications

     We are a premier analog company creating high-value analog devices and subsystems. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 86 percent of our revenue in fiscal 2006 was generated from analog-based products, and we believe this percentage can continue to grow in the future as a result of our focus on developing new analog products for a variety of markets and applications.

     National was originally incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2006 refer to our fiscal year ended May 28, 2006. References to fiscal 2005 refer to our fiscal year ended May 29, 2005 and to fiscal 2004 refer to our fiscal year ended May 30, 2004. Our fiscal 2006 and 2005 had 52-week years and fiscal 2004 had a 53-week year. On our "Investor Information" website, located at www.national.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Director Affairs Committee Charter, Compensation Committee Charter, Audit Committee Charter and Other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

Recent Highlights
Throughout fiscal 2006, we continued to focus on addressing analog product areas, particularly in the analog standard linear categories. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives. In June 2005, we completed the sale of our cordless business unit in Europe to HgCapital. In July 2005, we announced a planned closure of our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The closure activities occurred throughout fiscal 2006 and are targeted to be completed by the end of our first quarter of fiscal 2007. In November 2005, we took steps to reduce indirect manufacturing costs at our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce.

     Our sales and gross margin percentage in fiscal 2006 were both higher than they were in the preceding fiscal year. The improvement in gross margin reflects growth in our higher margin analog products, as well as higher factory utilization associated with increased volume. We continued our focus on improving our gross margin relative to sales with our research and development investments aimed primarily at high-value growth areas in analog standard linear markets.

     We continued our stock repurchase program in fiscal 2006. Stock was repurchased in fiscal 2006 under three programs: (i) the $400 million stock repurchase program announced in March 2005 (of which we used $96.0 million to repurchase 4.9 million shares of common stock in fiscal 2005), (ii) the $400 million stock repurchase program announced in September 2005, and (iii) another $400 million stock repurchase program announced in December 2005. Under these programs we repurchased a total of 37.2 million shares of our common stock for $950.7 million during fiscal 2006. All of these shares were purchased in the open market. The stock repurchase program is one element of our overall effort to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of May 28, 2006, we had $153.3 million remaining for future common stock repurchases under the program announced in December 2005. On June 8, 2006, we announced that our Board of Directors had approved an additional $500 million stock repurchase program similar to our prior stock repurchase programs.

     We also continued our dividend program in fiscal 2006, as we paid a total of $34.2 million in cash dividends in fiscal 2006. In June 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock, which was paid on July 10, 2006 to shareholders of record at the close of business on June 19, 2006.

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

     We manufacture an extensive range of analog intensive and mixed-signal integrated circuits, which are used in numerous applications. While no precise industry definition exists for analog and mixed-signal devices, we consider products which process analog information or convert analog to digital or digital to analog as analog and mixed-signal devices.

     We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial, communications, computing, consumer, medical and automotive markets, and more narrowly defined markets such as wireless handsets, LCD monitors, personal computers and HDTVs. Our analog and mixed-signal devices include:

o operational and audio amplifiers       o communication interface circuits
o power references, regulators           o flat panel display drivers and signal
  and switchers                            processors
o analog to digital or                   o radio frequency integrated circuits
  or digital-to-analog converters

     Other products with significant analog content include products for local area and wireless networking and wireless communications.

     Other product offerings that are not analog or mixed-signal include microcontrollers, connectivity processors and embedded BluetoothTM solutions that collectively serve a wide variety of applications in the wireless, personal computer, industrial, automotive, consumer and communication markets.

     Our diverse portfolio of intellectual property enables us to develop building block products, application-specific standard products and custom large-scale integrations for our customers. Our high-performance building blocks and application-specific standard products allow our customers to solve challenging technical problems and to differentiate their systems in a way that is beneficial to the end user.

     With our leadership in innovative packaging and analog process technology, we can address growth opportunities that depend upon the critical elements of efficiency, physical size and performance. We continue to focus on directly servicing the top tier original equipment manufacturers in many markets and on expanding our presence for a broader range of customers through our franchised distributors.

Corporate Organization
Our various product line business units are combined to form groups. During fiscal 2006, our operations were organized in two groups: the Power Management Group and the Analog Signal Path Group.

Power Management Group
Our Power Management Group contains five different business units in the power management area which form the Power Management Division, as well as three other business units that address displays, device connectivity and ASIC & telecom.

Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog to digital converters and light emitting diodes each require different power sources to operate. Power management ICs convert and regulate voltages to ensure these products operate to their fullest potential with the lowest overall power consumption. Our power management portfolio provides our customers valuable solutions to solve their power conversion needs.

     The Power Management Division designs, develops and manufactures a wide range of products including:

      o high-efficiency switching voltage regulators and controllers
      o high-performance low drop-out voltage regulators
      o accurate white LED drivers
      o precision voltage references
      o battery management integrated circuits

     We are growing our power management business by balancing our focus between broad customer needs and specific target markets. We continue to strengthen our broad portfolio of power management ICs which can address customer needs in a variety of end-markets such as consumer, industrial, medical, automotive and communications infrastructure markets. At the same time, we focus on markets, such as portable electronic devices and displays, which provide significant growth while valuing the performance our products deliver, such as power consumption efficiency and size reduction.

     We continue to push the performance envelope of power management building blocks in terms of providing greater efficiency, increased power density, tighter accuracy and wider voltage ranges. These building block products serve as the starting point for the development of highly integrated application-specific standard products for high volume applications.

The Displays business unit develops technology leadership products for the liquid crystal display (LCD) panel market. The end products in this market include LCD TV displays, handheld devices, notebook thin film transistor (TFT) panels and flat panel monitors. The devices we produce to address these products include timing controllers, low voltage differential signal (LVDS) data receivers, LVDS transmitters and integrated display drivers. We continue to demonstrate our innovation in the displays space through the proliferation of new display architecture standards. For example, our Mobile PixelLink (MPL) technology enables reduced power and wire count in handheld devices. Also, our point-to-point differential signaling (PPDS) technology for LCD TVs enables cinema quality display performance featuring 10-bit "Deep Color" with independent programmable gamma. We have licensed our PPDS technology to major column driver providers including Sharp, Himax, ST Micro and Magnachip.

The Device Connectivity business unit supplies connectivity devices, embedded BluetoothTM solutions, general-purpose microcontrollers and DVD chipset solutions. Applications include BluetoothTM accessories, telematics (automotive) and industrial equipment. Our general-purpose 8 and 16 bit microcontrollers address a wide variety of applications in the industrial, automotive, consumer and communication markets.

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

Analog Signal Path Group
Key business units under the Analog Signal Path Group include the Amplifiers, Audio, Data Conversion and Interface business units, as well as Hi-Rel operations. The analog signal path refers to the analog technology that is applied during the path that information or data travels along from the point where it enters the electronic equipment, is conditioned, converted and processed to the point where it is sent out. Our analog signal path products provide a vital technology link that allows the user to connect to digital information. They are used to enable and enrich the user experience of sight and sound of many electronic applications. In addition to providing the real world interfaces, analog signal path products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed signal interfacing applications.

     The Analog Signal Path Group designs, develops and manufactures a wide range of products including:

     o    high-performance operational amplifiers
     o high-performance analog-to-digital converters and digital-to-analog converters
     o    high-speed signal conditioning products
     o    precision timing products
     o    high-efficiency audio amplifiers
     o    thermal management products

     We are expanding our presence in the broader markets by developing more high-performance analog products that can address various applications in the broad consumer, industrial, medical, automotive and communications infrastructure markets. With our growing product portfolio of high-performance building blocks, we continue to improve performance by providing greater precision, higher speed and lower power which our customers value. These building block products serve as the starting point for the development of highly integrated application-specific standard products for high volume applications.

     The Hi-Rel business unit of the Analog Signal Path Group supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense, space and the federal government.

Worldwide Marketing and Sales Group, Technology Development Group and Manufacturing Operations Group
Separate from our business operating groups, our corporate structure in fiscal 2006 includes a centralized Worldwide Marketing and Sales Group, a Technology Development Group and a Manufacturing Operations Group.

     The Worldwide Marketing and Sales Group unites our global sales and marketing organization which is structured around the four major regions of the world where we operate (the Americas, Europe, Japan and Asia Pacific).

     The Technology Development Group is a centralized worldwide organization which encompasses process development, technology infrastructure and shared engineering services. Process development undertakes research in and development of proprietary processes for the manufacture of our products. Technology infrastructure provides a range of process libraries, product cores and software, and the selection and support of computer aided design tools used in the design, layout and simulation of our products. Engineering services provide test development and reliability services used across all of our product lines.

     The Manufacturing  Operations Group is a centralized worldwide organization
that  manages  all  production,   including  outsourced  manufacturing,   global
logistics, and packaging technology.

Segment Financial Information and Geographic Information
For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2006. The remaining business units that are not included in the Analog reportable segment are grouped as "All Other."

     For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 13, "Segment and Geographic Information," in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales
We market our products globally to original equipment manufacturers and original design manufacturers through a direct sales force. Some of our major OEMs include:

   o Apple Computer        o Motorola     o Siemens
   o Robert Bosch          o Nokia        o Sony
   o LG Electronics        o Samsung      o Sony - Ericsson Mobile Communication
   o L.M. Ericsson         o Seagate      o Toshiba
   o Matsushita Electric   o Sharp

     There is a prevalent trend in the technology industry where OEMs use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a third party manufacturer.

     In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 51 percent of our fiscal 2006 net sales were made to distributors. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

     o Allowances involving pricing and volume. We refer to this as the "contract sales debit" program.
     o Allowance for inventory scrap. We refer to this as the "scrap allowance" program.
     o Discount for early payment. We refer to this as the "prompt payment" program.

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

     Under the prompt payment program, certain distributors are granted a fixed percentage discount off the invoice price for payment earlier than our standard commercial terms. This program was discontinued during fiscal 2006 for substantially all of our distributors, except those in the Japanese region.

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

     We also provide web-based, on-line tools that allow customers and potential customers to select our devices, create a design using our parts, and simulate performance of that design.

Customers
Our top ten customers combined represented approximately 64 percent of total accounts receivable at May 28, 2006 and approximately 49 percent at May 29, 2005. The distributor Avnet accounted for 12 percent of our net sales in fiscal 2006, and 11 percent of our net sales in fiscal 2005 and 2004. In addition, the distributor Arrow accounted for 12 percent of our net sales in fiscal 2006 and 10 percent of our net sales in fiscal 2005 and 2004. Although we do not have any other customers with sales greater than 10 percent, we do have several large OEM customers that manufacture and market wireless handsets, among other electronic products. These customers typically purchase a range of different products from us. If any one of these customers were to cease purchasing products from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period. However, we have not had any such experience to date.

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

Seasonality
We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. This typical trend did not occur during fiscal 2006, as sales in our third fiscal quarter, which are typically lower, were slightly higher than sales in the preceding second quarter. During the third quarter, sales from broader markets served through our distribution channel were strong and more than offset the expected seasonal decline in sales from products that serve wireless handsets. Sales did peak for the fourth quarter of fiscal 2006.

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

     Wafer fabrication is concentrated in two facilities in the United States and one in Scotland. During fiscal 2006, nearly all product assembly and final test operations were performed at our facilities located in Malaysia and China. In July 2005, we announced a plan to close our assembly and test facility in Singapore and consolidate its production volume into our other assembly and test facilities in Malaysia and China. The majority of closure activities took place during fiscal 2006 and the remainder is expected to be completed by August 2007. We currently do not anticipate any additional facility closures in the foreseeable future. We routinely use subcontractors to perform certain manufacturing functions in the United States, Europe, Israel, Southeast Asia, China and Japan to address capacity and other economic issues.

     Our wafer manufacturing processes include Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. Our efforts are heavily focused on proprietary processes that support our analog portfolio of products, which address wireless handsets, displays, computers and a broad variety of other electronic applications. The feature size of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in integrated circuits.

Raw Materials
Our manufacturing processes use certain key raw materials critical to our products. These include silicon wafers, certain chemicals and gases, ceramic and plastic packaging materials and various precious metals. We also rely on subcontractors to supply finished or semi-finished products which we then market through our sales channels. We obtain raw materials and semi-finished or finished products from various sources, although the number of sources for any particular material or product is relatively limited. We believe our current supply of essential materials is sufficient to meet our needs. However, shortages have occurred from time to time and could occur again. Significant increases in demand, rapid product mix changes or natural disasters could affect our ability to procure materials or goods.

Research and Development
Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process technologies are conducted by our technology development group. Specific product design and development is generally done in our business units. Total R&D expenses were $326.6 million for fiscal 2006, or 15 percent of net sales, compared to $333.0 million for fiscal 2005, or 17 percent of net sales, and $357.1 million for fiscal 2004, or 18 percent of net sales.

     Lower research and development expenses in fiscal 2006 compared to fiscal 2005 largely reflect cost savings from two businesses we divested at or near the end of fiscal 2005. At the same time, we are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Although research and development spending is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased approximately 15 percent as we continue to invest in the development of new analog products for wireless handsets, displays, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

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

Employees
At May 28, 2006, we employed approximately 8,500 people of whom approximately 3,500 were employed in the United States, 800 in Europe, 3,200 in Southeast Asia, 900 in China and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition
Competition  in the  semiconductor  industry  is  intense.  With  our  focus  on high-value analog, our major competitors include Analog Devices, Linear Technology, Maxim and Texas Instruments. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets.

     We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

Environmental Regulations
To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, "Legal Proceedings" and
Note  12,   "Commitments  and  Contingencies"  to  the  Consolidated   Financial
Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 1A. RISK FACTORS

You should read the following Risk Factors in conjunction with the factors discussed elsewhere in this and our other filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These Risk Factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like National with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.
Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, even with analog products which form the core of our strategic focus. We have seen and may see in the future significant and rapid increases and decreases in product demand. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry. We have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward, or away from, higher margin products, including analog products, can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

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

A large portion of our revenues is dependent on the wireless handset market.
The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, near-term growth trends are often uncertain and difficult to predict with accuracy. Since the wireless handset market is a consumer-driven market, downturns in the economy that affect consumer demand can impact our business and results.

We may experience delays in introducing new products or market acceptance of new products may be below our expectations.
Rapidly changing  technologies and industry  standards,  along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. These products will continue to be targeted towards applications such as wireless handsets, displays, other portable devices and applications in other broad markets that require analog technology. We cannot assure you that we will be successful in timely developing and introducing successful new products, and a failure to bring new products to market may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

We make forecasts of customer demand which need to be accurate.
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in any given quarter may affect our ability to meet that quarter's revenue forecast. To be able to accommodate customer requests for shorter shipment lead times, we manufacture product based on customer forecasts. These forecasts are based on multiple assumptions. While we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable forecasts, if we inaccurately forecast customer demand, it could result in inadequate, excess or obsolete inventory that would reduce our profit margins.

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.
Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the last year, we have had difficulties in the past and could experience them in the future.

We are subject to warranty claims, product recalls and product liability.
We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers' products containing one of our devices. Although costs or payments we have made in connection with warranty claims or product recalls in the past have not adversely affected our results of operations and financial condition, they could in the future.

Our profit margins may vary over time.
Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix. In addition, the competitive market environment in which we operate may adversely affect pricing for our products, although we try to emphasize higher margin products. Because we own most of our manufacturing capacity, a significant portion of our operating costs are fixed, including costs associated with depreciation expense. In general, these costs do not decline with reductions in customer demand or utilization of our manufacturing capacity. If we are unable to utilize our manufacturing facilities at a high level, the fixed costs associated with these facilities will result in higher average unit costs and lower gross margins.

We may be harmed by natural disasters and other disruptions.
Our worldwide operations could be subject to natural disasters and other disruptions. Our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be subject to natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all of our shipments from vendors, from our foundries to assembly and test sites and for shipments to customers of our final product. This includes ground, sea and air freight. Any significant disruption of our freight business globally or in certain parts of the world, particularly where our operations are concentrated, would materially affect our operations.

We may not be able to attract or retain employees with skills necessary to remain competitive in our industry.
Our continued success depends in part on the recruitment and retention of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the semiconductor industry, particularly in our targeted analog areas, are in high demand and competition for their skills is intense. There can be no assurance that we will be able to successfully recruit and retain the key personnel we require.

Our products are dependent on the use of intellectual property which we need to protect.
We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patent or patent application and we cannot assure you that:

     o the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies
     o any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors' rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of such research. Some of our technologies have been licensed on a non-exclusive basis from other companies, which may license such technologies to others, including our competitors. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others.
However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

We face risks from our international operations.
We have operations in many countries and, as a result, we are subject to risks associated with doing business globally. International sales accounted for approximately 80% of our revenue in fiscal 2006 and we expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges and risks related to the management of global operations and international sales, including, but not limited to:

     o    trade balance issues
     o    economic and political conditions
     o    health concerns
     o    security concerns
     o    inefficient and limited infrastructure and disruptions
     o local business and cultural factors that differ from our normal standards and practices
     o    changes in currency controls
     o differences in our ability to acquire and enforcement of intellectual property and contract rights in varying jurisdictions
     o    our ability to develop relationships with local suppliers
     o compliance with U.S. and international laws and regulations, including export restrictions and laws affecting trade and investments
     o    fluctuations in interest and currency exchange rates
     o difficulties in staffing and managing foreign operations and other labor problems
     o    support required abroad for demanding manufacturing requirements

Although we did not experience any materially adverse effects from our international operations as a result of these factors in the last year, one or more of these factors has had an adverse effect on us in the past and could adversely affect us in the future.

Many of the challenges noted above are applicable in China. The risk factors specifically associated with our manufacturing and other operations in China are discussed below.

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China.
In fiscal 2005, we began production in our assembly and test facility in Suzhou, China. The factory has steadily increased its output since that time. Our ability to operate in China may be adversely affected by changes in China's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China's central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.
While we transact business primarily in U.S. dollars, and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues is denominated in other currencies, such as the euro, the Japanese yen, pound sterling and certain other Asian currencies. As a result, changes in the exchange rates of these or any other applicable currencies to the U.S. dollar will affect the costs of goods sold and operating margins. We have a program to hedge our exposure to currency rate fluctuations, but our hedge program may not be fully effective in preventing foreign exchange losses.

We may pursue acquisitions, investments and divestitures, which could harm our operating results and may disrupt our business.
We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe augment our existing technical capability and support our business model objectives. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. Although we have not made any acquisitions since fiscal 2003, with any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

We have made and will continue to consider making strategic business divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We are subject to litigation risks.
All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific legal proceedings we are involved with is contained in Note 12 to the Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operation. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

We are subject to many environmental laws and regulations.
Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

     o    we currently are remediating past contamination at some of our sites
     o we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past
     o significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs

We may be impacted by higher than expected tax rates or exposure to additional income tax liabilities.
As a global company, our effective tax rate is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. From time to time, we have received notices of tax assessments in various jurisdictions where we operate. We may receive future notices of assessments and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

Our business is global and world events and changes in the world economy could adversely affect our financial performance and operating results.
Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and insurgency in Iraq and the threat of future hostilities involving the U.S. and other countries, cause uncertainty on the overall state of the global economy. We have no assurance that the consequences from these events will not disrupt our operations in the U.S. or other regions of the world in the future. Although oil is not a major factor in our cost structure, continued wide fluctuations and large increases in oil prices may affect our future costs and revenues. As we have noted earlier, pandemic illness, and substantial natural, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.


ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as process research and product development, at our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer-fabrication capacity utilization during fiscal 2006 averaged 83 percent, based on wafer starts, compared to 72 percent for fiscal 2005. We expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

     Our assembly and test functions are performed primarily in Southeast Asia and China. These facilities are located in Melaka, Malaysia and Toa Payoh, Singapore, as well as our new assembly and test facility in Suzhou, China that began operation in fiscal 2005. In July 2005, we announced a plan to close our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by the end of our first quarter of fiscal 2007.

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

Arlington, Texas            Indianapolis, Indiana         Salem, New Hampshire
Calabasas, California       Longmont, Colorado            San Diego, California
Federal Way, Washington     Norcross, Georgia             South Portland, Maine
Fort Collins, Colorado      Phoenix, Arizona              Tucson, Arizona
Grass Valley, California    Rochester, New York

and at overseas locations including China, Estonia, Finland, Germany, India, Japan, the Netherlands, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our design facilities and our sales and administrative offices. As we described in the business section under Item 1, our manufacturing operations are centralized and shared among our product lines, and no individual facility is dedicated to a specific operating segment. We believe our facilities are suitable and have adequate capacity for our current needs. Further, we believe space and capacity will be available if needed in the future.

ITEM 3. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings, including those noted below. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or results of operations, litigation is always subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods.

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

Other
1. In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission (SEC). The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be "matched" against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court. In June, 2004, the SEC proposed clarifying amendments to its Section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. The District Court ordered a briefing on whether it should apply the SEC rule amendment to the case, and oral arguments on the briefs were held in November 2005 and we are waiting for the court's ruling. We intend to continue to contest the case through all available means.

2. In January 1999, a class action suit was filed against us and a number of our suppliers in California Superior Court by James Harris and other former and present employees claiming damages for personal injury. The complaint alleged that cancer and/or reproductive harm were caused to employees as a result of alleged exposure to toxic chemicals while working at our manufacturing facilities. Plaintiffs claimed to have worked at sites in Santa Clara and/or in Greenock, Scotland. In addition, one of the plaintiffs claimed to represent a class of children of company employees who allegedly sustained developmental harm as a result of alleged in utero exposure to toxic chemicals while their mothers worked at our manufacturing facilities. Although no specific amount of monetary damages was claimed, plaintiffs sought damages on behalf of the classes for personal injuries, nervous shock, physical and mental pain, fear of future illness, medical expenses and loss of earnings and earnings capacity. The court required the Scottish employees to seek their remedies in Scottish courts. The court also denied plaintiffs' motion for certification of a medical monitoring class. In February 2006, the case was settled and dismissed and the case is now completed. The parties have agreed to keep confidential the terms of the settlement, which did not have a material effect on our financial position or results of operations.

3. In September 2002, iTech Group, Inc. brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. The case began trial in May 2005 and the jury in the case found for iTech Group, Inc. on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for compensatory damages, awarded attorneys' fees to iTech of approximately $60.0 thousand and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We have appealed the verdict and judgment and have filed our appellate briefs and intend to contest the case through all available means.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No  matters  were  submitted  to  a  vote  of  security  holders,   through  the
solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                      EXECUTIVE OFFICERS OF THE REGISTRANT
                                Fiscal Year 2006


Name                       Title, Fiscal Year 2006                      Age
----                       -----------------------                      ---

Lewis Chew (1)             Senior Vice President, Finance               43
                           Chief Financial Officer

John M. Clark III (2)      Senior Vice President,                       56
                           General Counsel and Secretary

Brian L. Halla (3)         Chairman of the Board and                    59
                           Chief Executive Officer

Detlev J. Kunz (4)         Senior Vice President,                       55
                           Power Management Products Group

Donald Macleod (5)         President and Chief Operating Officer        57

Michael E. Noonen (6)      Senior Vice President,                       43
                           Worldwide Marketing and Sales

Suneil V. Parulekar (7)    Senior Vice President,                       58
                           Analog Signal Path Products Group

Ulrich Seif (8)            Senior Vice President, Manufacturing         48
                           Services and Chief Information Officer

Edward J. Sweeney (9)      Senior Vice President, Human Resources       49

All information as of May 28, 2006, the last day of the 2006 fiscal year.


Business Experience During Last Five Years

(1) Mr. Chew joined National in May 1997 as Director of Internal Audit, and was made Vice President and Controller in December 1998, Acting Chief Financial Officer in April 2001 and Senior Vice President, Finance and Chief Financial Officer in June 2001. Prior to joining National, Mr. Chew was a partner at KPMG LLP.

(2)  Mr.  Clark  joined  National  in May 1978.  Prior to  becoming  Senior Vice
     President, General Counsel and Secretary in April 1992, he held the position of Vice President, Associate General Counsel and Assistant Secretary.

(3) Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group. Mr. Halla was named Chairman of the Board and Chief Executive Officer effective the beginning of the 2006 fiscal year.

(4) Mr. Kunz joined National in July 1981. Prior to becoming Senior Vice President, Power Management Products Group effective the beginning of the 2006 fiscal year, he held positions in the company as Senior Vice President and General Manager, Worldwide Marketing and Sales; Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center.

(5) Mr. Macleod joined National in February 1978 and was named President and Chief Operating Officer effective the beginning of the 2006 fiscal year. Prior to then, he had held positions as Executive Vice President and Chief Operating Officer; Executive Vice President, Finance and Chief Financial Officer; Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

(6) Mr. Noonen was named Senior Vice President, Worldwide Marketing and Sales effective the beginning of the 2006 fiscal year. Mr. Noonen joined National in 2001 and had held positions at National as Vice President, Communications and Computing Interface Group and Vice President, Wired Communications Division prior to being named Senior Vice President, Worldwide Marketing and Sales. Prior to joining National, Mr. Noonen had served as Director of New Markets and Technologies at Cisco Systems, Inc. and had held sales management positions at 8x8, Inc. and the NCR Microelectronics division of NCR Corporation.

(7) Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Analog Signal Path Products Group effective the beginning of the 2006 fiscal year, he held positions as Senior Vice President, Analog Products Group; Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

See information  appearing in Note 7, Debt; Note 9,  Shareholders'  Equity;  and
Note 15, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8. Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. During fiscal 2006, we paid total cash dividends of $34.2 million on our common stock, consisting of dividends of $0.02 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.03 per share of common stock in the remaining three quarters of the fiscal year. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 14, 2006 was $23.13. At July 14, 2006, the number of record holders of our common stock was 5,991. For information on our equity compensation plans, see Item 12 of this Form 10-K.

     During the past three fiscal years, we did not make any unregistered sales of our securities.

Issuer Purchases of Equity Securities
The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2006:

                                                                                Total Number of          Maximum Dollar
                                                                              Shares Purchased as       Value of Shares
                                                                                Part of Publicly        that May Yet Be
                              Total Number of         Average Price Paid       Announced Plans or     Purchased Under the
         Period             Shares Purchased(1)           per Share                 Programs          Plans or Programs(2)
-------------------------- ------------------------ ------------------------ ------------------------ ----------------------
Month # 1
February 27, 2006 -
  March 26, 2006                    1,960,000              $27.41                 1,960,000                $300 million

Month # 2
March 27, 2006 -
  April 26, 2006                    4,055,000              $28.50                 4,055,000                $184 million

Month # 3
April 27, 2006 -
  May 28, 2006                      1,032,730              $29.67                 1,032,730                $153 million
                                    ---------                                     ---------                ------------


Total                               7,047,730                                     7,047,730
                                   ===========                                   ===========

(1) During the quarter ended May 28, 2006, we also reacquired 6,628 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended May 28, 2006, 38,620 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) Purchases during the fourth fiscal quarter were made under a program announced in December 2005. Shares were purchased in the open market. The program announced in December 2005 was completed after the end of the fiscal year and before the filing of this Form 10-K. In June 2006, we announced a new program for the repurchase of up to $500 million of our stock. We do not have any plans to terminate the new plan prior to its completion.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial information has been derived from audited Consolidated Financial Statements. The information set forth below is not necessarily indicative of results of our future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and the Consolidated Financial Statements and related notes thereto in Item 8.

                       FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended
(In Millions, Except Per Share Amounts and                      May 28,     May 29,     May 30,       May 25,      May 26,
      Employee Figures)                                          2006        2005         2004         2003          2002
                                                               ----------- ----------- ------------ ------------- ------------
OPERATING RESULTS
Net sales                                                       $2,158.1    $1,913.1    $1,983.1     $1,672.5      $1,494.8
Cost of sales                                                      885.4       892.3       970.8        946.8         941.4
                                                               ----------- ----------- ------------ ------------- ------------
Gross Margin                                                     1,272.7     1,020.8     1,012.3        725.7         553.4
                                                               ----------- ----------- ------------ ------------- ------------
Operating expenses                                                 607.2       621.9       684.5        744.0         699.3
                                                               ----------- ----------- ------------ ------------- ------------
Operating income (loss)                                            665.5       398.9       327.8        (18.3)       (147.9)
Interest income, net                                                31.8        15.9        10.4         14.8          22.0
Other non-operating (expense) income, net                           (2.1)       (4.9)       (4.5)       (19.8)          0.5
                                                               ----------- ----------- ------------ ------------- ------------
Income (loss) before income taxes and cumulative effect of
   a change in accounting principle                                695.2       409.9       333.7        (23.3)       (123.4)
Income tax expense (benefit)                                       246.0        (5.4)       49.0         10.0          (1.5)
                                                               ----------- ----------- ------------ ------------- ------------
Income (loss) before cumulative effect of a change in
   accounting principle                                         $  449.2    $  415.3    $  284.7     $  (33.3)     $ (121.9)
                                                               =========== =========== ============ ============= ============
Net income (loss)                                               $  449.2    $  415.3    $  282.8     $  (33.3)     $ (121.9)
                                                               =========== =========== ============ ============= ============

Earnings (loss) per share:
Income (loss) before cumulative effect of a change in
   accounting principle:
      Basic                                                        $ 1.32      $ 1.17      $ 0.79      $ (0.09)      $ (0.34)
                                                               =========== =========== ============ ============= ============
      Diluted                                                      $ 1.26      $ 1.11      $ 0.73      $ (0.09)      $ (0.34)
                                                               =========== =========== ============ ============= ============
Net income (loss):
      Basic                                                        $ 1.32      $ 1.17      $ 0.78      $ (0.09)      $ (0.34)
                                                               =========== =========== ============ ============= ============
      Diluted                                                      $ 1.26      $ 1.11      $ 0.73      $ (0.09)      $ (0.34)
                                                               =========== =========== ============ ============= ============
Weighted-average common and potential common
    shares outstanding:
      Basic                                                        339.8       353.9       361.0        363.6         355.0
                                                               =========== =========== ============ ============= ============
      Diluted                                                      357.0       373.9       388.5        363.6         355.0
                                                               =========== =========== ============ ============= ============

FINANCIAL POSITION AT YEAR-END
Working capital                                                 $1,142.2    $1,228.5    $  784.5     $  872.0     $  804.3
Total assets                                                    $2,511.1    $2,504.2    $2,280.4     $2,248.4     $2,290.7
Long-term debt                                                  $   21.1    $   23.0    $    -       $   19.9     $   20.4
Total debt                                                      $   21.1    $   23.0    $   22.1     $   22.2     $   25.9
Shareholders' equity                                            $1,926.1    $2,054.1    $1,680.5     $1,706.0     $1,781.1
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------
OTHER DATA
Research and development                                        $   326.6   $  333.0    $  357.1     $  439.2     $  441.9
Capital additions                                               $   163.6   $   96.6    $  215.3     $  154.9     $  138.0
Number of employees (in thousands)                                    8.5        8.5         9.7          9.8         10.1
-------------------------------------------------------------- ----------- ----------- ------------ ------------ -----------

We paid cash dividends on our common stock of $34.2 million in fiscal 2006 and $14.1 million in fiscal 2005. We did not pay cash dividends on our common stock in fiscal 2004, 2003, or 2002.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A and Annual Report on Form 10-K contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K "Item 1A: Risks Factors" and business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," "will," and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears in Item 1A of our 2006 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and notes thereto.

o Strategy and Business
  ---------------------
Our strategy is to be the premier analog company creating high-value analog devices and subsystems. We focus on our analog product capabilities, particularly in the standard linear categories. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 86 percent of our revenue in fiscal 2006 was generated from analog-based products. For more information on our business, see Part I, Item I, Business, in our 2006 Form 10-K.

o Critical Accounting Policies and Estimates
  ------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 51 percent of our semiconductor product sales were made to distributors in fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, scrap allowances and discounts for prompt payment. The prompt payment program was discontinued during fiscal 2006 for substantially all of our distributors, except in the Japanese region. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

          Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

          Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $5.3 million in fiscal 2006 and $1.8 million in fiscal 2005. There were no intellectual property amounts classified as sales in fiscal 2004. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

b)   Valuation of Inventories
     Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Therefore, inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

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

          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 28, 2006 our reporting units with goodwill include our flat panel displays (formerly within displays); RF products (formerly within wireless); portable power (formerly within power management); non-audio amplifier and interface business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is included in "All Others." Our estimates are consistent with the plans and estimates that we are using to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

d)   Income Taxes
     We determine  deferred tax assets and  liabilities  based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to Malaysia because we have concluded that a significant portion of the deferred tax asset will not be realized owing to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

          The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

o    Overview

Throughout fiscal 2006, we continued to focus on addressing analog product areas, particularly in the analog standard linear categories. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives. In June 2005, we completed the sale of our cordless business unit in Europe to HgCapital. In July 2005, we announced a planned closure of our assembly and test plant in Singapore in a phased shutdown with the plant's volume to be consolidated into our other assembly and test facilities in Malaysia and China. The closure activities occurred throughout fiscal 2006 and are targeted to be completed by the end of our first quarter of fiscal 2007. In November 2005, we took steps to reduce indirect manufacturing costs at our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce.

     Our sales and gross margin percentage in fiscal 2006 were both higher than they were in the preceding fiscal year. The improvement in gross margin reflects growth in our higher margin analog products, as well as higher factory utilization associated with increased volume. We continued our focus on improving our gross margin relative to sales with our research and development investments aimed primarily at high-value growth areas in analog standard linear markets.

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

     We continued our stock repurchase activity in fiscal 2006 under three programs: (i) the $400 million stock repurchase program announced in March 2005 (of which we used $96.0 million to repurchase 4.9 million shares of common stock in fiscal 2005), (ii) the $400 million stock repurchase program announced in September 2005, and (iii) the $400 million stock repurchase program announced in December 2005. Under these programs we repurchased a total of 37.2 million shares of our common stock for $950.7 million during fiscal 2006. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of May 28, 2006, we had $153.3 million remaining for future common stock repurchases under the program announced in December 2005. On June 8, 2006, we announced that our Board of Directors had approved an additional $500 million stock repurchase program similar to our prior stock repurchase programs.

     We also continued our dividend program in fiscal 2006, as we paid a total of $34.2 million in cash dividends during the fiscal year. In June 2006, the Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock, which was paid on July 10, 2006 to shareholders of record at the close of business on June 19, 2006.

     The following table and discussion provide an overview of our operating results for fiscal years 2006, 2005 and 2004:

                                  --------------- ------------ ------------- ------------ --------------
      Years Ended:                   May 28,                      May 29,                     May 30,
      (In Millions)                   2006          % Change       2005        % Change        2004
                                  --------------- ------------ ------------- ------------ --------------
      Net sales                     $ 2,158.1         12.8%      $ 1,913.1       (3.5%)      $ 1,983.1

      Operating income              $   665.5                    $   398.9                   $   327.8
      As a % of net sales                30.8%                        20.9%                       16.5%

      Net income                    $   449.2                    $   415.3                   $   282.8
      As a % of net sales                20.8%                        21.7%                       14.3%

     Net income for fiscal 2006 includes a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during the year (See Note 3 to the Consolidated Financial Statements), goodwill impairment losses of $7.6 million, gain from sale of businesses of $28.9 million (See Note 3 to the Consolidated Financial Statements), net intellectual property income of $4.1 million, an impairment loss on an intangible asset (other than goodwill) of $1.8 million and other operating income of $3.4 million. All of these charges and credits are pre-tax amounts. Fiscal 2006 net income also includes $24.5 million of tax expense related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004.

     Net income for fiscal 2005 included a goodwill impairment loss of $86.1 million, a net charge of $23.9 million for severance and restructuring expense related to cost reduction actions (See Note 3 to the Consolidated Financial Statements), gain from the sale of businesses of $59.9 million (See Note 3 to the Consolidated Financial Statements), a net credit of $7.1 million related to litigation settlements, a refund of $7.4 million from the California Manufacturer's Investment Credit, net intellectual property income of $5.2 million and other operating expenses of $1.7 million. All of these charges and credits are pre-tax amounts. Fiscal 2005 net income also reflected a net tax benefit of $5.4 million, which consisted of income tax expense of $160.8 million offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million.

     Net income for fiscal 2004 included a net charge of $19.6 million for severance and restructuring expenses related to cost reduction actions (See Note 3 to the Consolidated Financial Statements), a litigation charge of $30.0 million, net intellectual property income of $11.1 million and settlement of certain patent infringement claims for $3.1 million. All of these charges and credits are pre-tax amounts. Fiscal 2004 net income also included a $1.9 million charge (including a tax effect of $0.2 million) for the cumulative effect of a change in accounting principle as a result of the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See Note 6 to the Consolidated Financial Statements).

o    Net Sales
     ---------

                                     ------------- ------------ ------------- ------------ --------------
          Years Ended:                  May 28,                    May 29,                     May 30,
          (In Millions)                  2006        % Change       2005        % Change        2004
                                     ------------- ------------ ------------- ------------ --------------
          Analog segment               $1,845.2        10.7%      $1,666.3        (0.7%)     $ 1,677.5
          As a % of net sales              85.5%                      87.1%                       84.6%

          All others                      312.9        26.8%         246.8       (19.2%)         305.6
          As a % of net sales              14.5%                      12.9%                       15.4%
                                     -------------              -------------              --------------

          Total net sales              $2,158.1                   $1,913.1                   $ 1,983.1
                                     =============              =============              ==============
                                          100%                       100%                        100%

     The chart above and the following discussion are based on our reportable segments described in Note 13 to the Consolidated Financial Statements.

     In fiscal 2006, the Analog segment represented 86 percent of our total sales compared to 87 percent in fiscal 2005. The shift in percentage was due solely to our disposition of the cordless business which had been a business unit included within our Analog segment in fiscal 2005 and 2004. In fiscal 2006, we provided foundry materials to the new owners of this business and those sales are included in the "all others" category. Analog segment sales growth in fiscal 2006 was driven by stronger customer demand levels, especially in wireless handset and portable consumer markets. We also increased our market share in the analog standard linear area during fiscal 2006. Analog unit shipments were up 11 percent in fiscal 2006 over fiscal 2005. While blended-average selling prices for the whole company were flat in fiscal 2006 compared to fiscal 2005, blended-average selling prices in our analog standard linear product portfolio were up by 5 percent. Although our analog products generally have lower blended-average selling prices than our non-analog products, they also have higher margins.

     Within the Analog segment, products sold by the power management, data conversion, amplifier (including audio amplifier products) and interface business units were the underlying drivers of the growth in sales for fiscal 2006 with increases of 20 percent, 19 percent, 18 percent and 20 percent, respectively.

     For the "all others" category, the increase in sales for fiscal 2006 over fiscal 2005 is primarily due to the foundry sales related to the cordless business that was divested in June 2005. There were no such foundry sales related to the cordless business in fiscal 2005.

     For fiscal 2006,  sales  increased in all  geographic  regions  compared to fiscal 2005. The increases were 17 percent in the Asia Pacific region, 13 percent in both the Americas and Japan, and 2 percent in Europe. Sales in fiscal 2006 as a percentage of total sales increased to 49 percent in the Asia Pacific region, while remaining flat at 20 percent in the Americas and 13 percent in Japan, and decreasing to 18 percent in Europe. Foreign currency-denominated sales in fiscal 2006 were unfavorably affected by foreign currency exchange rate fluctuations as the pound sterling, euro and Japanese yen all weakened over the fiscal year against the dollar. However, the impact was minimal since less than a quarter of our total sales were denominated in a foreign currency.

     Analog segment sales were lower in fiscal 2005 compared to fiscal 2004 because efforts by distributors and customers to reduce inventories combined with lower than expected demand patterns as we exited our summer quarter caused sales in the second half of fiscal 2005 to decline significantly compared to sales in the second half of fiscal 2004. Our analog unit shipments were down 9 percent in fiscal 2005 from fiscal 2004, but blended-average analog selling prices were up by 9 percent in fiscal 2005 over fiscal 2004, reflecting both a mix of higher value products as well as some actual price increases.

     Within the Analog segment, sales from the power management area grew 9 percent in fiscal 2005 over fiscal 2004. This was driven mainly by increased activity in wireless handsets. Sales from both the audio amplifier and data conversion business units increased by 1 percent in fiscal 2005 over fiscal 2004. However, sales from the application-specific wireless (including radio frequency building blocks) and non-audio amplifier business units declined in fiscal 2005 by 11 percent and 7 percent, respectively, from fiscal 2004. The decrease in radio frequency chip sales was due to a trend in cellular handsets in which the radio function migrated from discrete building-block solutions to more highly-integrated chips. Phones that utilize integrated radios typically do not need discrete PLL building block chips, such as those sold by us.

     For fiscal 2005, sales decreased in all geographic regions compared to fiscal 2004. The decreases were 10 percent in the Americas and 3 percent in the Asia Pacific region while both Europe and Japan each decreased 1 percent. Sales in fiscal 2005 as a percentage of total sales remained flat at 20 percent in Europe and 13 percent in Japan, while the Asia Pacific region increased to 47 percent and the Americas decreased to 20 percent. Foreign currency-denominated sales in fiscal 2005 were favorably affected by foreign currency exchange rate fluctuations as the Japanese yen, pound sterling and euro all strengthened against the dollar. However, the impact was minimal since less than a quarter of our total sales was denominated in a foreign currency.

o    Gross Margin
     ------------

                                   -------------- ------------- ------------- ------------ --------------
          Years Ended:                 May 28,                     May 29,                    May 30,
          (In Millions)                 2006        % Change        2005        % Change       2004
                                   -------------- ------------- ------------- ------------ --------------
           Net sales                 $ 2,158.1          12.8%     $ 1,913.1         (3.5%)   $ 1,983.1
           Cost of sales                 885.4          (0.8%)        892.3         (8.1%)       970.8
                                   --------------               -------------              --------------

           Gross margin              $ 1,272.7                    $ 1,020.8                  $ 1,012.3
                                   ==============               =============              ==============
           As a % of net sales            59.0%                        53.4%                      51.0%

     The increase in the gross margin percentage in fiscal 2006 compared to fiscal 2005 was driven by improved product mix of higher-margin analog standard linear products. Our product mix improved through our active efforts to increase the portion of our business that comes from high value, higher performance analog products, which are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Higher factory utilization, coupled with manufacturing efficiencies, also contributed to the gross margin improvement during fiscal 2006. Wafer fabrication capacity utilization (based on wafer starts) was 83 percent in fiscal 2006 compared to 72 percent in fiscal 2005.

     The increase in gross margin percentage in fiscal 2005 compared to fiscal 2004 was mainly driven by improvements in product mix and blended-average selling prices. Our wafer-fabrication capacity utilization was actually down year over year at 72 percent in fiscal 2005 compared to 93 percent in fiscal 2004. Because of this lower utilization, we implemented mandatory factory shutdowns and initiated an action in January 2005 to eliminate 421 manufacturing personnel positions. Since our analog products generally have higher margins than non-analog products, the growth in Analog segment sales to 87 percent of total net sales in fiscal 2005 from 85 percent of total net sales in fiscal 2004 had a positive impact on gross margin, despite the lower factory utilization.

o    Research and Development
     ------------------------

                                  --------------- ------------- ------------- ------------ --------------
          Years Ended:               May 28,                       May 29,                    May 30,
          (In Millions)               2006          % Change        2005        % Change       2004
                                  --------------- ------------- ------------- ------------ --------------
          Research and
            development              $ 326.6            (1.9%)     $ 333.0          (6.7%)     $ 357.1
          As a % of net sales           15.1%                         17.4%                       18.0%

     Lower research and development expenses in fiscal 2006 compared to fiscal 2005 largely reflect cost savings from the businesses we divested. At the same time, we are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Although research and development spending is down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased approximately 15 percent as we continue to invest in the development of new analog products for wireless handsets, displays, other portable devices, as well as applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

     Lower research and development expenses in fiscal 2005 compared to fiscal 2004 reflected a full-year of cost savings from our sale and exit of the information appliance business in August 2003 and the completion in fiscal 2004 of other actions aimed at reducing our research and development expenses as a percentage of sales. R&D expenses for fiscal 2005 also reflected reductions due to the sale of the imaging and PC Super I/O businesses that occurred during the fiscal year. Total company spending in fiscal 2005 compared to fiscal 2004 was down 6 percent for new product development and 8 percent for process and support technology. Although research and development spending for the year was down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased approximately 10 percent.

o    Selling, General and Administrative
     -----------------------------------

                                  -------------- ------------- ------------- ------------ --------------
        Years Ended:                 May 28,                      May 29,                     May 30,
        (In Millions)                 2006         % Change        2005        % Change        2004
                                  -------------- ------------- ------------- ------------ --------------
        Selling, general and
          administrative             $ 273.9          6.7%       $ 256.8        (10.1%)       $ 285.8
        As a % of net sales             12.7%                       13.4%                        14.4%

The dollar increase in selling, general and administrative expenses for fiscal 2006 compared to fiscal 2005 is due primarily to higher personnel costs in fiscal 2006, mainly attributable to increased compensation and benefits. As a percentage of sales, however, our SG&A expenses were actually down slightly as we continue to manage our cost structure in line with our overall business model objectives.

The reductions in selling, general and administrative expenses for fiscal 2005 compared to fiscal 2004 reflected our specific efforts to manage our cost structure more efficiently. In addition, we implemented discretionary cost control programs during fiscal 2005 in response to the industry-wide sales declines we saw in the early part of the fiscal year that resulted from excess inventories in the supply chain. Although to a much lesser extent than R&D expenses, SG&A expenses for fiscal 2005 also reflected some reductions due to the sale of the imaging and PC Super I/O businesses that occurred during the fiscal year. The SG&A expenses in fiscal 2005 were down from fiscal 2004 not only in actual dollars, but also as a percent of sales.

o    Severance and Restructuring Expenses Related to Cost Reduction Programs
     -----------------------------------------------------------------------

Our fiscal 2006 results include a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during the year. These actions include the phased closure of our assembly and test plant in Singapore, steps to reduce indirect manufacturing costs at our Texas plant and additional cost reduction actions primarily related to the reorganization of our product lines into two groups (Analog Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of fiscal 2006 activity related to previously announced actions.

Our fiscal 2005 results included a net charge of $23.9 million for severance and restructuring expenses related to several actions taken during fiscal 2005. These actions included workforce reductions connected with the divestiture of the imaging business, the streamlining of manufacturing to address the lower utilization of manufacturing facilities experienced during the fiscal year and the reorganization of our product lines into two groups effective at the beginning of fiscal 2006. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

     During fiscal 2004, we substantially completed all cost reduction actions related to our strategic profit-improvement actions initially launched in February 2003. These actions included the exit and sale of the information appliance business, and other actions aimed at improving profitability and return on invested capital. The net charge in fiscal 2004 for severance and restructuring expenses was $19.6 million. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

o    Gain from Sale of Businesses
     ----------------------------

As part of our actions to reposition toward a higher-value portfolio, we have divested businesses that do not align with our business model. Our fiscal 2006 results include a gain of $0.6 million upon the completion in April 2006 of the sale of a small business unit that was developing high definition products (HDP) and a gain of $24.3 million from the sale completed in June 2005 of our cordless business unit. In connection with the sale of the cordless business unit, we also recorded an additional gain of $4.0 million, which represented contingent consideration earned when the buyer achieved certain revenue milestones set forth in the agreement. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these transactions.

     Our fiscal 2005 results included a gain of $8.8 million upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business in September 2004 and a gain of $51.1 million upon close of the sale in May 2005 of our PC Super I/O business. See Note 3 to the Consolidated Financial Statements for a more complete discussion of these transactions.

o    Goodwill Impairment Loss
     ------------------------
Our fiscal 2006 results include a $5.2 million impairment loss for goodwill in our HDP reporting unit, which arose in connection with our decision to sell that business. We also recorded an additional $2.4 million impairment loss for goodwill in our CRT reporting unit, which arose in connection with our annual evaluation of goodwill in our fiscal fourth quarter. The fair values of the HDP and CRT reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business units.

Our fiscal 2005 results include an $86.1 million impairment loss for goodwill in our wireless reporting unit, which arose in connection with our annual evaluation of goodwill. The fair value of the wireless reporting unit was determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business unit.

o    Interest Income and Interest Expense
     ------------------------------------

                                                     ------------- -------------- -------------
                   Years Ended:                         May 28,        May 29,       May 30,
                   (In Millions)                         2006           2005          2004
                                                     ------------- -------------- -------------
                     Interest income                     $ 33.7        $ 17.4         $ 11.6
                     Interest expense                      (1.9)         (1.5)          (1.2)
                                                     ------------- -------------- -------------
                     Interest income, net                $ 31.8        $ 15.9          $10.4
                                                     ============= ============== =============

The increase in interest income, net, for fiscal 2006 over fiscal 2005 and for fiscal 2005 over fiscal 2004 was due to higher-average cash balances and higher interest rates in each year. Interest expense in fiscal 2006 and fiscal 2005 also includes the accretion of interest associated with software license obligations.

o    Other Non-Operating Expense, Net
     --------------------------------

                                                       ------------- -------------- -------------
          Years Ended:                                    May 28,       May 29,        May 30,
          (In Millions)                                    2006          2005           2004
                                                       ------------- -------------- -------------
            Gain on investments                           $  8.3        $  1.3         $  9.4
            Share in net losses of equity-method
              investments                                   (0.7)         (5.7)         (14.1)
            Charitable contribution                         (9.7)          -              -
            Other                                            -            (0.5)           0.2
                                                       ------------- -------------- -------------
            Total other non-operating expense, net        $ (2.1)       $ (4.9)        $ (4.5)
                                                       ============= ============== =============

The components of other non-operating expense, net include activities related to our investments. The gain on investments in fiscal 2006 reflects the sale of shares in available-for-sale securities and a non-publicly traded company, as well as the change in unrealized holdings gains from trading securities, offset by an impairment loss on a non-marketable investment. The share of net losses in equity-method investments has declined in both fiscal 2006 and 2005 because we carried lower balances for these types of investments. The gain on investments in fiscal 2005 relates to the sale of shares in a non-publicly traded company. Net gain on investments for fiscal 2004 was primarily from the sale of shares in two non-publicly traded companies upon their acquisitions by third parties. Other non-operating expenses included a litigation settlement in fiscal 2005 and the write down to net realizable value of a note receivable.

o    Income Tax Expense
     ------------------

                                                       ------------- -------------- -------------
          Years Ended:                                    May 28,        May 29,       May 30,
          (In Millions)                                    2006           2005          2004
                                                       ------------- -------------- -------------
          Income tax expense                              $ 246.0        $ (5.4)        $ 49.0
          Effective tax rate                                 35.4%         (1.3)%         14.7%

     We recorded income tax expense of $246.0 million in fiscal 2006. This compares to an income tax benefit of $5.4 million in fiscal 2005 and income tax expense of $49.0 million in fiscal 2004. In addition to having higher income before tax in fiscal 2006 than we had in fiscal 2005, resulting in higher taxes, the fiscal 2006 income tax expense includes an additional $24.5 million of tax expense related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004.

     While income before income tax was higher in fiscal 2005 than it was in fiscal 2004, we received an income tax benefit primarily because of the recognition of additional tax benefits that had not been previously recognized. The fiscal 2005 income tax benefit included tax expense of $160.8 million, which consisted of both U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million.

     Fiscal 2004 tax expense consisted primarily of U.S. income tax, net of benefits related to prior period net operating losses and tax credits, and non-U.S. income taxes.

     Our ability to realize the net deferred tax assets ($260.4 million at May 28, 2006) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Because our ability to utilize these tax assets is dependent on future results, it is possible that we will be unable to ultimately realize some portion or all of the benefits of recognized tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

o    Foreign Operations
     ------------------

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2006 was concentrated in U.K. pound sterling, Singapore dollar, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen, pound sterling and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

     At some of our international locations, we maintain defined benefit pension plans that operate in accordance with local statutes and practices. As required by the pension accounting standards, we record an adjustment for minimum pension liability to adjust the liability related to one of these plans to equal the amount of the unfunded accumulated benefit obligation. For fiscal 2006, the adjustment was $22.1 million and a corresponding amount, net of a $6.7 million tax effect, is reflected in the Consolidated Financial Statements as a component of accumulated other comprehensive loss.

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

     A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors' products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed on our balances as of May 28, 2006.

o    Liquidity and Capital Resources
     -------------------------------

                                 ------------            -----------            -----------
Years Ended:                        May 28,                May 29,                May 30,
(In Millions)                        2006                   2005                   2004
                                 ------------            ----------             -----------
Net cash provided by
  operating activities              $ 795.8                 $ 527.9                $ 475.3

Net cash used by
  investing activities                (36.0)                  (69.3)                (249.8)

Net cash used by
  by financing activities            (694.7)                 (234.4)                (384.8)
                                 ------------            -----------            -----------

                                     $ 65.1                 $ 224.2               $ (159.3)
                                 ============            ===========            ===========

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2006, 2005 and 2004 are described below:

     The improvement in net income has been the primary contributor to the increase in cash generated from operating activities in fiscal years 2006 and 2005. In fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for non-cash items (primarily depreciation and amortization and the tax benefit associated with stock options) combined with a positive impact that came from changes in working capital components. We also generated cash from operating activities in fiscal years 2005 and 2004 when the positive impact from net income, adjusted for non-cash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components.

     The major use of cash for investing activities during fiscal 2006 was for investment in property, plant and equipment of $163.3 million, primarily for the purchase of machinery and equipment, which was partially offset by the proceeds of $71.0 million from the sale of our cordless and high definition products businesses, $46.9 million from the sale and maturity of available-for-sale securities and $11.6 million from the sales of investments. Major uses of cash for investing activities during fiscal 2005 included investment in property, plant and equipment of $96.6 million, primarily for the purchase of machinery and equipment, purchases of available for sale securities of $16.8 million, and payments for security deposits on leased equipment of $21.8 million. These were partially offset by proceeds of $71.5 million from the sale of assets associated with the imaging and PC Super I/O businesses. Major uses of cash for investing activities during fiscal 2004 included investment in property, plant and equipment of $215.3 million, primarily for the purchase of machinery and equipment, net purchases of available-for-sale securities of $27.7 million and payments for security deposits on leased equipment of $20.1 million.

     The primary use of cash from our  financing  activities  in fiscal 2006 was for the repurchase of 37.2 million shares of our common stock for $950.7 million. All of these shares were repurchased in the open market. We also used cash to pay $34.2 million in cash dividends and $13.1 million on software license obligations. These amounts were partially offset by proceeds of $303.3 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2005 was for the repurchase of 18.8 million shares of our common stock for $323.5 million. Of these shares, 17.6 million shares were repurchased in the open market for $298.5 million and the remaining 1.2 million shares were repurchased through privately negotiated transactions with a major financial institution. We also used cash in fiscal 2005 to make payments of $15.2 million on software license obligations and $14.1 million for cash dividends. These amounts were partially offset by proceeds of $118.4 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2004 came from our repurchase of a total of 32.4 million shares of our common stock for $542.5 million, net advances of $29.4 million to acquire our common stock and payments of $22.7 million on software license obligations. A portion (15.7 million shares) of the stock repurchase was transacted directly with a major financial institution and the remainder in the open market. These uses of cash were partially offset by proceeds of $211.9 million from the issuance of common stock under employee benefit plans.

     On June 8, 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be paid on July 10, 2006 to shareholders of record at the close of business on June 19, 2006. At the same time, we also announced that our Board of Directors approved a new $500 million stock repurchase program similar to the previous programs approved in fiscal 2005 and 2004. The stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. As of May 28, 2006, we had $153.3 million remaining for future common stock repurchases under the program announced in December 2005. We also made a $20.0 million contribution to one of our international defined benefit pension plans in March 2006 and we plan to continue to fund the plan in the future to adequately meet the minimum funding requirements under local statutes.

     We foresee continuing cash outlays for plant and equipment in fiscal 2007, with our primary focus on analog capabilities at our existing sites. As a result, our fiscal 2007 capital expenditures are expected to be similar to the fiscal 2006 amount. However, we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2007, as well as the declared dividend, the stock repurchase program and the pension contribution.

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

     The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 28, 2006:

                                                                      Payments due by period:
                                          ----------------------------------------------------------------------------------
                                                        Less than                                              More than
(In Millions)                               Total        1 Year          1 - 3 Years        3 -5 Years          5 Years
                                          ----------- ---------------    --------------     -------------    ---------------
Debt obligations                            $ 21.1        $  -              $ 20.9              $  -              $  0.2

Operating lease obligations:
   Non-cancelable operating leases            52.7          27.0              19.9                 4.9               0.9

Purchase Obligations:
   CAD software licensing
      agreements                              29.6           9.9              19.7                 -                 -
   Utility contract                           19.5           6.5              13.0                 -                 -
   Other                                       6.2           3.8               2.4                 -                 -
                                          ----------- ---------------    --------------     -------------    ---------------

Total                                       $129.1        $ 47.2            $ 75.9               $ 4.9             $ 1.1
                                          =========== ===============    ==============     =============    ===============

Commercial Commitments:
Standby letters of credit under
   bank multicurrency agreement             $ 7.6         $ 5.6             $  2.0               $ -               $ -
                                          =========== ===============    ==============     =============    ===============

     In addition, as of May 28, 2006, capital purchase commitments were $52.8 million.

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

o    Recently Issued Accounting Pronouncements
     -----------------------------------------

In November 2004, the Financial Accounting Standards Board issued SFAS No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4," which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing." This Statement is the result of a broader effort by the FASB working with the International Accounting Standards Board to reduce differences between U.S. and international accounting standards. SFAS No. 151 eliminates the "so abnormal" criterion in ARB No. 43 and companies will no longer be permitted to capitalize inventory costs on their balance sheets when the production defect rate varies significantly from the expected rate. It also makes clear that fixed overhead should be allocated based on "normal capacity." The provisions of this Statement are effective for inventory costs incurred beginning in our fiscal year 2007. We do not expect the adoption of this statement effective at the beginning of our fiscal 2007 first quarter to have any impact on our Consolidated Financial Statements.

     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), "Share-Based Payment." This Statement is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS No. 123(R) requires that compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. We expect the adoption of this Statement effective at the beginning of our fiscal 2007 first quarter will materially increase expenses included in our reported results of operations for fiscal 2007 and thereafter.

     In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of prior periods unless it is impracticable to do so. This statement replaces APB No. 20 and SFAS No. 3, although it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity and the correction of errors. SFAS No. 154 is effective for accounting changes and error corrections made in our fiscal year 2007. We do not expect the adoption of this statement effective at the beginning of our fiscal 2007 first quarter to have any impact on our Consolidated Financial Statements.

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

     In June 2006, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The EITF applies to any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. The Board concluded that the presentation of taxes within the scope of the EITF on either a gross or a net basis is an accounting policy decision to be disclosed pursuant to ABP Opinion No. 22. The requirements of this EITF will apply to our fiscal 2007 annual financial report. We do not expect the EITF to have a significant impact on our Consolidated Financial Statements since it only requires the presentation of additional disclosures.

     In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008. We are currently analyzing the requirements of this Interpretation and have not yet determined its impact on our Consolidated Financial Statements.

o    Outlook
     -------

Compared to fiscal 2005, we experienced stronger market conditions throughout fiscal 2006. New orders in the fourth quarter were slightly higher than the third quarter of fiscal 2006, driven by a combination of seasonally higher orders for products that serve wireless handsets and other portable electronics, as well as increased orders from our distributors, which tend to serve the broader markets. Distribution resale activity in all regions was up in our fiscal 2006 fourth quarter compared to the preceding third quarter while distributor weeks of inventory declined in all regions except Europe with the largest reduction in the Asia Pacific region.

     Our opening 13-week backlog entering the first quarter of fiscal 2007 was below what it was when we began the fourth quarter of fiscal 2006, but this is not unusual as we head into the summer. Historically, we have seen order patterns during our first quarter to be generally lower than in the preceding fourth quarter because manufacturing activity at some of our customers is typically lower over the summer season, particularly in the European region. We also expect the foundry sales for our divested businesses to decline sequentially in the first quarter by more than $10 million. Considering all factors, including those discussed above and our historical seasonality patterns, we provided guidance for net sales in the first quarter of fiscal 2007 to be down 2 to 3 percent sequentially from the level achieved in our recently completed fiscal 2006 fourth quarter. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. We expect our gross margin percentage to be similar to the percentage achieved in the fiscal 2006 fourth quarter based on the expected sales level and including the estimated impact of compensation expense from the adoption of SFAS No. 123(R) discussed below. We expect wafer fabrication capacity utilization to continue to run at levels similar to what we saw in the fourth quarter. However, if there is a decline in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted.

     In July 2005, we announced a plan to close our assembly and test facility in Singapore and consolidate its equipment and ongoing production volume into our assembly and test facilities in Malaysia and China. The closure activities occurred throughout fiscal 2006 and are targeted to be completed in our first quarter of fiscal 2007. Although we expect some future reduction in our manufacturing costs once the closure is completed, manufacturing costs during the interim may be unfavorably affected by the discrete costs of the transfer activity.

     Commencing in our first quarter of fiscal 2007, we will begin to record compensation expense related to stock-based plans upon the adoption of SFAS No. 123(R), "Share-Based Payment." Until now, we have accounted for stock-based awards (such as stock option and employee stock purchase plans) using the intrinsic method under APB Opinion No. 25, "Accounting for Stock Issued to Employees," and therefore, we generally have not recognized any compensation expense for these awards in our Consolidated Financial Statements. The adoption of SFAS No. 123(R) will materially increase our operating expenses due to the amortization of the fair value of the outstanding unvested share-based awards over their vesting period. The financial impact in future periods will depend on the level of share-based awards granted in the future. We currently estimate that the fiscal 2007 first quarter compensation expense related to share-based awards will range from $26 to $27 million on a pre-tax basis.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                 ----
Financial Statements of National Semiconductor Corporation and Subsidiaries:
----------------------------------------------------------------------------

Consolidated Balance Sheets at May 28, 2006 and May 29, 2005                                      41

Consolidated Statements of Income for each of the years in the
   three-year period ended May 28, 2006                                                           42

Consolidated Statements of Comprehensive Income for each of the years
   in the three-year period ended May 28, 2006                                                    43

Consolidated Statements of Shareholders' Equity for each of the years
   in the three-year period ended May 28, 2006                                                    44

Consolidated Statements of Cash Flows for each of the years in the
   three-year period ended May 28, 2006                                                           45

Notes to Consolidated Financial Statements                                                        46

Reports of Independent Registered Public Accounting Firm                                          85


Financial Statement Schedule:
-----------------------------

Schedule II -- Valuation and Qualifying Accounts for each of the years in the
   three-year period ended May 28, 2006                                                           95

Financial Statements of iReady Corporation and Subsidiary:
----------------------------------------------------------

For the years ended September 30, 2003 and 2002; and the four-month period
   ended January 31, 2004*                                                              Exhibit 99.1

*These financial statements are set forth in exhibit 99.1 and incorporated herein by reference.

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                     May 28,       May 29,
(In Millions, Except Share Amounts)                                                   2006          2005
                                                                                  ------------- --------------
ASSETS
Current assets:
    Cash and cash equivalents                                                        $  932.2       $  867.1
    Short-term marketable investments                                                   110.3          155.1
    Receivables, less allowances of $38.8 in 2006 and $26.7 in 2005                     208.6          123.9
    Inventories                                                                         189.4          170.2
    Deferred tax assets                                                                  74.7          126.9
    Other current assets                                                                 25.3           70.3
                                                                                  ------------- --------------
Total current assets                                                                  1,540.5        1,513.5
Property, plant and equipment, net                                                      627.7          605.1
Goodwill                                                                                 57.3           87.2
Deferred tax assets, net                                                                185.7          192.2
Other assets                                                                             99.9          106.2
                                                                                  ------------- --------------
Total assets                                                                         $2,511.1       $2,504.2
                                                                                  ============= ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                                                 $  108.8       $   64.7
    Accrued expenses                                                                    191.0          143.6
    Income taxes payable                                                                 98.5           76.7
                                                                                  ------------- --------------
Total current liabilities                                                               398.3          285.0
Long-term debt                                                                           21.1           23.0
Other non-current liabilities                                                           165.6          142.1
                                                                                  ------------- --------------
Total liabilities                                                                    $  585.0       $  450.1
Commitments and contingencies
Shareholders' equity:
    Preferred stock of $0.50 par value.  Authorized 1,000,000 shares.                $    -         $    -
    Common stock of $0.50 par value.  Authorized 850,000,000 shares.
        Issued and outstanding 335,680,499 in 2006 and 347,952,971 in 2005              167.8          174.0
    Additional paid-in capital                                                          504.2        1,024.5
    Retained earnings                                                                 1,376.2          961.2
    Unearned compensation                                                               (8.6)          (7.4)
    Accumulated other comprehensive loss                                              (113.5)         (98.2)
                                                                                  ------------- --------------
Total shareholders' equity                                                            1,926.1        2,054.1
                                                                                  ------------- --------------
Total liabilities and shareholders' equity                                           $2,511.1       $2,504.2
                                                                                  ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended                                                             May 28,      May 29,      May 30,
(In Millions, Except Per Share Amounts)                                  2006         2005         2004
                                                                      ------------ ------------ ------------
Net sales                                                              $2,158.1     $1,913.1     $1,983.1
Cost  of sales                                                            885.4        892.3        970.8
                                                                      ------------ ------------ ------------
Gross margin                                                            1,272.7      1,020.8      1,012.3
                                                                      ------------ ------------ ------------

Research and development                                                  326.6        333.0        357.1
Selling, general and administrative                                       273.9        256.8        285.8
Goodwill impairment loss                                                    7.6         86.1          -
Gain from sale of businesses                                              (28.9)       (59.9)         -
Severance and restructuring expenses                                       33.7         23.9         19.6
Other operating (income) expense, net                                      (5.7)       (18.0)        22.0
                                                                      ------------ ------------ ------------
Operating expenses                                                        607.2        621.9        684.5
                                                                      ------------ ------------ ------------

Operating income                                                          665.5        398.9        327.8
Interest income, net                                                       31.8         15.9         10.4
Other non-operating expense, net                                           (2.1)        (4.9)        (4.5)
                                                                      ------------ ------------ ------------
Income before income taxes and cumulative effect
     of a change in accounting principle                                  695.2        409.9        333.7
Income tax expense (benefit)                                              246.0         (5.4)        49.0
                                                                      ------------ ------------ ------------
Income before cumulative effect of a change
     in accounting principle                                              449.2        415.3        284.7
Cumulative effect of a change in accounting principle
     including tax effect of $0.2                                           -            -           (1.9)
                                                                      ------------ ------------ ------------
Net income                                                            $   449.2    $   415.3    $   282.8
                                                                      ============ ============ ============

Earnings per share:
Income before cumulative effect of a change in
    accounting principle:
    Basic                                                                $  1.32      $ 1.17       $ 0.79
    Diluted                                                              $  1.26      $ 1.11       $ 0.73

Cumulative effect of a change in accounting principle
    including tax effect of $0.2:
    Basic                                                                $  -         $  -          $(0.01)
    Diluted                                                              $  -         $  -          $  -

Net income:
    Basic                                                                $  1.32      $  1.17       $ 0.78
    Diluted                                                              $  1.26      $  1.11       $ 0.73

Weighted-average common and potential common
    shares outstanding:
    Basic                                                                 339.8        353.9        361.0
    Diluted                                                               357.0        373.9        388.5

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended                                                               May 28,      May 29,        May 30,
(In Millions)                                                              2006         2005           2004
                                                                       ------------- ------------- --------------
Net income                                                                $ 449.2       $ 415.3       $ 282.8

Other comprehensive income (loss), net of tax:
     Unrealized gain (loss) on available-for-sale securities                  4.8          (0.3)         (3.4)
     Reclassification adjustment for net realized (gain) on
       available-for-sale securities included in net income                  (4.7)          -             -
     Minimum pension liability                                              (15.4)         (9.5)         29.1
     Derivative instruments:
       Unrealized gain on cash flow hedges                                    -             -             0.2
                                                                       ------------- ------------- --------------
Other comprehensive income (loss)                                           (15.3)         (9.8)         25.9
                                                                       ------------- ------------- --------------
Comprehensive income                                                      $ 433.9       $ 405.5       $ 308.7
                                                                       ============= ============= ==============

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                     Common Stock   Additional                          Accumulated
                                                    --------------   Paid-In   Retained   Unearned          Other
(In Millions, Except Per Share Amount)            Shares  Par Value  Capital   Earnings  Compensation  Comprehensive Loss   Total
------------------------------------------------  ------  --------  ---------- --------- ------------  ------------------   ------
Balances at May 25, 2003                           367.1   $ 183.6  $1,369.5   $  277.2    $ (10.0)       $ (114.3)        $1,706.0
Net income                                           -         -         -        282.8        -               -              282.8
Issuance of common stock under option, purchase
   and profit sharing plans                         22.9      11.4     202.4        -          -               -              213.8
Unearned compensation relating to issuance of
   restricted stock                                  0.2       0.1       3.0        -         (3.1)            -                -
Cancellation of restricted stock                    (0.2)     (0.1)     (2.5)       -          1.2             -               (1.4)
Amortization of unearned compensation                -         -         -          -          3.1             -                3.1
Tax benefit associated with stock options            -         -        22.2        -          -               -               22.2
Purchase and retirement of treasury stock          (32.4)    (16.2)   (526.3)       -          -               -             (542.5)
Net advances to acquire treasury stock               -         -       (29.4)       -          -               -              (29.4)
Other comprehensive income                           -         -         -          -          -              25.9             25.9
------------------------------------------------  ------- --------  ---------- ---------- -----------  ----------------    --------
Balances at May 30, 2004                           357.6     178.8   1,038.9      560.0       (8.8)          (88.4)         1,680.5
Net income                                           -         -         -        415.3        -               -              415.3
Cash dividends declared and paid ($0.04 per
   share)                                            -         -         -        (14.1)       -               -              (14.1)
Issuance of common stock under option and
   purchase plans                                   10.7       5.2     114.2        -          -               -              119.4
Unearned compensation relating to issuance of
    restricted stock                                 0.1       0.1       2.5        -         (2.6)            -                -
Cancellation of restricted stock                    (0.1)      -        (2.2)       -          0.8             -               (1.4)
Amortization of unearned compensation                -         -         -          -          3.2             -                3.2
Tax benefit associated with stock options            -         -       184.5        -          -               -              184.5
Settlement of an advance to acquire treasury
    stock                                           (1.5)      -        30.0        -          -               -               30.0
Purchase and retirement of treasury stock          (18.8)    (10.1)   (343.4)       -          -               -             (353.5)
Other comprehensive loss                             -         -         -          -          -              (9.8)            (9.8)
------------------------------------------------  -------- -------- ---------- ---------- -------------  ---------------    -------
Balances at May 29, 2005                           348.0     174.0   1,024.5      961.2       (7.4)          (98.2)         2,054.1
Net income                                           -         -         -        449.2        -               -              449.2
Cash dividends declared and paid ($0.10 per
   share)                                            -         -         -        (34.2)       -               -              (34.2)
Issuance of common stock under option and
   purchase plans                                   24.8      12.4     291.3        -          -               -              303.7
Unearned compensation relating to issuance of
    restricted stock                                 0.1       -         7.7        -         (7.7)            -                -
Cancellation of restricted stock                     -         -        (2.4)       -          1.1             -               (1.3)
Amortization of unearned compensation                -         -         -          -          5.4             -                5.4
Expense associated with Executive Incentive Plan     -         -        10.7        -          -               -               10.7
Tax benefit associated with stock options            -         -       104.5        -          -               -              104.5
Purchase and retirement of treasury stock          (37.2)    (18.6)   (932.1)       -          -               -             (950.7)
Other comprehensive loss                             -         -         -          -          -             (15.3)           (15.3)
------------------------------------------------  -------- -------- ---------- ---------- -------------  ---------------    --------
Balance at May 28, 2006                            335.7   $ 167.8   $ 504.2   $1,376.2     $ (8.6)       $ (113.5)        $1,926.1
================================================  ======== ======== ========== ========== =============   ===============   ========

See accompanying Notes to Consolidated Financial Statements
NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended                                                                May 28,      May 29,      May 30,
(In Millions)                                                               2006         2005         2004
                                                                         ------------ ------------ ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                 $ 449.2      $ 415.3      $ 282.8
Adjustments to reconcile net income
    to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle                      -            -            1.9
    Depreciation and amortization                                            166.3        194.4        209.9
    Net gain on investments                                                   (8.3)        (1.3)        (9.4)
    Share in net losses of equity-method investments                           0.7          5.7         14.1
    Goodwill impairment loss                                                   7.6         86.1          -
    Loss on disposal of equipment                                              2.7          1.1          6.2
    Tax benefit associated with stock options                                104.5         20.1         22.2
    Deferred tax provision (benefit)                                          70.3        (65.1)         -
    Gain from sale of businesses                                             (28.9)       (59.9)         -
    Non-cash other operating (income) expenses, net                            1.9        (11.1)         1.2
    Other, net                                                                 8.2          2.4          3.6
    Changes in certain assets and liabilities, net:
        Receivables                                                          (84.3)        76.7        (50.4)
        Inventories                                                          (19.2)        29.8        (62.5)
        Other current assets                                                  45.0        (18.7)       (31.6)
        Accounts payable and accrued expenses                                 70.7       (144.4)        78.7
        Income taxes payable                                                  17.0         13.3         13.6
        Other non-current assets                                              (9.0)         -            -
        Other non-current liabilities                                          1.4        (16.5)        (5.0)
                                                                         ------------ ------------ ------------
Net cash provided by operating activities                                    795.8        527.9        475.3
                                                                         ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                   (163.3)       (96.6)      (215.3)
Sale of equipment                                                              1.2          -            -
Purchase of available-for-sale securities                                      -          (16.8)      (386.7)
Sale and maturity of available-for-sale securities                            46.9          -          359.0
Sale of businesses                                                            71.0         71.5          -
Sale of investments                                                           11.6          0.7         12.1
Investment in non-publicly traded companies                                    -           (0.3)        (1.8)
Funding of benefit plan                                                       (3.0)        (6.9)        (4.6)
Security deposits on leased equipment                                          -          (21.8)       (20.1)
Other, net                                                                    (0.4)         0.9          7.6
                                                                         ------------ ------------ ------------
Net cash used by investing activities                                        (36.0)       (69.3)      (249.8)
                                                                         ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Payment on software license obligations                                      (13.1)       (15.2)       (22.7)
Repayment of debt                                                              -            -           (2.1)
Issuance of common stock                                                     303.3        118.4        211.9
Net advances to acquire treasury stock                                         -            -          (29.4)
Purchase and retirement of treasury stock                                   (950.7)      (323.5)      (542.5)
Cash dividends declared and paid                                             (34.2)       (14.1)         -
                                                                         ------------ ------------ ------------
Net cash used by financing activities                                       (694.7)      (234.4)      (384.8)
                                                                         ------------ ------------ ------------
Net change in cash and cash equivalents                                       65.1        224.2       (159.3)
Cash and cash equivalents at beginning of year                               867.1        642.9        802.2
                                                                         ------------ ------------ ------------
Cash and cash equivalents at end of year                                   $ 932.2      $ 867.1      $ 642.9
                                                                         ============ ============ ============
See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide more energy efficiency, portability, better audio and sharper images in electronic systems.

Basis of Presentation

The Consolidated Financial Statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

     Our fiscal year ends on the last Sunday of May and for the fiscal years ended May 28, 2006 and May 29, 2005, we had 52-week years. For the fiscal year ended May 30, 2004, we had a 53-week year. Operating results for the additional week were considered immaterial to our consolidated results of operations for fiscal 2004.

     On May 13, 2004, we completed a two-for-one stock split of our common stock that was paid in the form of a stock dividend (See Note 9 to the Consolidated Financial Statements). All information about capital stock accounts, share and per share amounts included in the accompanying Consolidated Financial Statements and related notes for fiscal 2004 have been retroactively adjusted to reflect this stock split.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 51 percent of our semiconductor product sales were made to distributors in fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, scrap allowances and discounts for prompt payment.

     In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. In general, distributors do not have the right to return product, except under customary warranty provisions. The programs we offer to our distributors could include one or more of the following:

o Allowances involving pricing and volume. We refer to this as the "contract sales debit" program.

o Allowance for inventory scrap. We refer to this as the "scrap allowance" program.

o Discount for early payment. We refer to this as the "prompt payment" program.

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

     Under the prompt payment program, certain distributors are granted a fixed percentage discount off the invoice price for payment earlier than our standard commercial terms. This program was discontinued during fiscal 2006 for substantially all of our distributors, except those in the Japanese region.

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

     Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $5.3 million in fiscal 2006 and $1.8 million in fiscal 2005. There were no amounts classified as sales in fiscal 2004. All other intellectual property income that does not meet such criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-9 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets' remaining estimated useful life (5-40 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.

Effective May 30, 2005, we prospectively changed the estimated useful life of our factory machinery and equipment from 5 years to 9 years for machinery and equipment placed in service on or after that date. We will continue to use a straight-line method to depreciate machinery and equipment. The change in useful life was adopted because we had completed the sale of our PC Super I/O and cordless businesses and announced the closure of our assembly and test plant in Singapore, all key actions associated with the implementation of our strategy to focus on analog product capabilities. The life cycles of analog products and the process technology associated with analog are longer than the non-analog products that were historically a part of our product portfolio. As a result, the average product life of our current portfolio is longer than it was previously. Therefore, the equipment used to manufacture our now-predominantly analog product portfolio will have a longer productive life. The effect of the change in fiscal 2006 was an increase to net income of $1.9 million and to diluted earnings per share of $0.01. Factory machinery and equipment placed in service prior to fiscal year 2006 continue to be depreciated over 5 years using a straight-line method.

     We capitalize eligible costs to acquire software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (3-5 years). Internal-use software is included in the property, plant and equipment balance.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 28, 2006, we have six reporting units that contain goodwill. Acquisition-related intangible assets other than goodwill include developed technology and patents, which are amortized on a straight-line basis over their estimated useful life (2-6 years). Intangible assets other than goodwill are included within other assets on the consolidated balance sheet.

Impairment of Long-Lived Assets

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance indicate that it is more likely than not that an impairment loss has been incurred. We evaluate goodwill impairment annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. As a result of our evaluations performed in fiscal 2006, we recorded a $5.2 million impairment loss on goodwill of the high definition products reporting unit in our fiscal 2006 third quarter and a $2.4 million impairment loss on goodwill of the CRT reporting unit in our fiscal 2006 fourth quarter. These reporting units are operating segments within our Analog reportable segment. The fair values of the high definition products and CRT reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business units. Also included in our analysis for the high definition products reporting unit was consideration of the expected disposition of that business which occurred in April 2006.

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

Income Taxes

We determine deferred tax liabilities and assets based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rates expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.

Earnings per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options based on the treasury stock method.

     For all years presented, the reported net income was used in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions)                                                     2006             2005            2004
                                                              --------------- ---------------- ---------------
Weighted-average common shares outstanding used
    for basic earnings per share                                   339.8           353.9            361.0
Effect of dilutive securities:
    Stock options                                                   17.2            20.0             27.5
                                                              --------------- ---------------- ---------------

Weighted-average common and potential common shares
    outstanding used for diluted earnings per share                357.0           373.9            388.5
                                                              =============== ================ ===============

     For the  fiscal  year  ended  May 28,  2006,  we did  not  include  options outstanding to purchase 10.9 million shares of common stock with a weighted-average exercise price of $29.84 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. However, these shares could potentially dilute basic earnings per share in the future. For the fiscal year ended May 29, 2005, we did not include options outstanding to purchase 21.5 million shares of common stock with a weighted-average exercise price of $25.05 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. For the fiscal year ended May 30, 2004, we did not include options outstanding to purchase 14.7 million shares of common stock with a weighted-average exercise price of $28.33 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income for fiscal 2006, 2005 and 2004, were net foreign currency losses of $0.1 million, $1.0 million and $1.2 million, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a maturity of three months or less at the time of purchase. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 11 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants.

Marketable Investments. Debt and marketable equity securities are classified as held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity date. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders' equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. These marketable securities are included as cash and cash equivalents, short-term and long-term marketable securities based on their holding period.

Non-marketable Investments. We have investments in non-publicly traded companies as a result of various strategic business ventures. These non-marketable investments are included on the balance sheet in other assets. We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. We use the equity method of accounting for non-marketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest. Under the equity method, we record our proportionate share of income or loss of the investees in non-operating income. As of May 28, 2006, we had non-marketable investments of $1.3 million included in other assets, of which $0.3 million represents a strategic business investment in a partnership venture accounted for under the equity method. The remainder of the investments is accounted for under the cost method.

     Summarized unaudited financial information of our equity-method investments is presented in the following table:

(In Millions)                                                      2006          2005
                                                                ------------- -------------
COMBINED FINANCIAL POSITION (Unaudited)
Current assets                                                       $ 17.2        $ 30.2
Non-current assets                                                      2.5           3.2
                                                                ------------- -------------
Total assets                                                         $ 19.7        $ 33.4
                                                                ============= =============
Current liabilities                                                     9.4           9.3
Non-current liabilities                                                 5.0           3.8
Shareholders' equity                                                    5.3          20.3
                                                                ------------- -------------
Total liabilities and shareholders' equity                           $ 19.7        $ 33.4
                                                                ============= =============

(In Millions)                                                        2006         2005          2004
                                                                ------------- ------------- --------------
COMBINED OPERATING RESULTS (Unaudited)
Sales                                                                $ 5.4        $ 14.1         $ 20.8
Costs and expenses                                                    17.5          43.1           49.3
                                                                ------------- ------------- --------------
Operating loss                                                      $(12.1)       $(29.0)        $(28.5)
                                                                ============= ============= ==============

Net loss                                                            $(12.6)       $(26.8)        $(35.2)
                                                                ============= ============= ==============

     The financial information in the table above is presented as of and for periods ended closely corresponding to our fiscal years for fiscal 2005 and 2004. The financial information for fiscal 2006 is not consistent with the same corresponding periods presented in fiscal 2005 and 2004, because two of the investments were sold during fiscal 2006. As a result, we do not have a complete year of operations reported for these two investments and their corresponding balance sheet dates represent the financial period that ended just prior to their respective sale.

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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments (including the deferred compensation plan assets), long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 28, 2006 and May 29, 2005. The estimated fair value of long-term debt was $21.1 million at May 28, 2006 and $23.0 million at May 29, 2005. See Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Employee Stock Plans

We account for our employee stock option and stock purchase plans in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." See Note 10 to the Consolidated
Financial Statements for more complete information on our stock-based compensation plans. The adoption of SFAS No. 123 (revised 2004), "Share-Based Payment," will be effective at the beginning of our 2007 fiscal year.

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." This information illustrates the effect on net income and earnings per share as if we had accounted for stock-based awards to employees under the fair value method specified by SFAS No. 123. The weighted-average fair value of stock options granted during fiscal 2006, 2005 and 2004 was $14.82, $11.73 and $8.45 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.55, $5.01 and $3.90 per share for fiscal 2006, 2005 and 2004, respectively. The fair value of the stock-based awards to employees was estimated using a Black-Scholes option pricing model that uses the following weighted-average assumptions for fiscal 2006, 2005 and 2004:

                                               2006              2005               2004
                                         ------------------ ----------------- ------------------
STOCK OPTION PLANS
     Expected life (in years)                    5.3                5.2               4.9
     Expected volatility                        66%                71%               75%
     Risk-free interest rate                     4.2%               3.4%              3.3%
     Dividend Yield*                             0.3%               -                 -

                                               2006               2005             2004
                                         ------------------ ----------------- ------------------
STOCK PURCHASE PLANS
     Expected life (in years)                    0.7                0.6               0.4
     Expected volatility                        31%                47%               46%
     Risk-free interest rate                     3.5%               1.9%              1.3%
     Dividend Yield                              0.4%               0.4%              -

* The weighted-average expected dividend yield calculation for stock option plans in fiscal 2005 was less than 0.01 percent since the majority of the stock options included in the calculation were granted prior to any expectation of dividend payments.

     For pro forma purposes, the estimated fair value of stock-based awards to employees is amortized over the options' vesting period for options and the various quarterly purchase periods within the one-year offering period for stock purchases under the stock purchase plan.

     The pro forma information follows:

 (In Millions,  Except Per Share Amounts)                      2006           2005           2004
                                                           -------------- -------------- ---------------
Net income - as reported                                      $449.2         $415.3         $282.8
Add back:  Stock compensation charge included in
  net income determined under the intrinsic
  value method, net of tax                                      10.6            3.2            2.2
Deduct:  Total stock-based employee compensation
  expense determined under the fair value method,
  net of tax benefit (expense)                                  35.9           16.1         (187.0)
                                                           -------------- -------------- ---------------
Net income - pro forma                                        $495.7         $434.6         $ 98.0
                                                           ============== ============== ===============
Basic earnings per share - as reported                        $ 1.32         $ 1.17         $ 0.78
Basic earnings per share - pro forma                          $ 1.46         $ 1.23         $ 0.27
Diluted earnings per share - as reported                      $ 1.26         $ 1.11         $ 0.73
Diluted earnings per share - pro forma*                       $ 1.39         $ 1.16         $ 0.25

     * Pro forma diluted earnings per share for fiscal 2005 and 2004 have been revised to include the effect of unamortized compensation in the treasury stock calculation used for determining diluted earnings per share. The revision to the pro forma diluted earnings per share was immaterial for both fiscal 2005 and 2004. Pro forma diluted earnings per share for fiscal 2006 reflects the effect of unamortized compensation.

     The tax effect on the pro forma stock compensation expense for fiscal 2006 reflects the pro forma recognition of $120.6 million of additional tax benefits related to stock option deductions that are now expected to be realized.

     Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. Stock option plans with this type of feature are classified as non-compensatory plans under APB No. 25. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is vested when the employee's retention of the option is no longer contingent on the obligation to provide continuous service (the "non-substantive vesting period approach"). Under the non-substantive vesting period approach, the compensation cost for the option should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we will change the method for recognizing compensation cost to the non-substantive vesting period approach for those options that are granted after our adoption of SFAS No. 123(R). If we had used the non-substantive vesting period approach in calculating the pro forma amounts disclosed in the table above, the pre-tax stock-based compensation expense would have been lower by $23.2 million in fiscal 2006 and $28.9 million in fiscal 2005, while it would have been higher by $21.5 million in fiscal 2004.

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

Accounting Change Affecting Results of Operations

In fiscal  2006,  we revised  our  accounting  policy  related to the accrual of holiday compensation for certain employees. Effective with this revision, we will no longer accrue for these amounts as they do not meet the criteria for accrual pursuant to the provisions of SFAS No. 43, "Accounting for Compensated Absences." Included in the fiscal 2006 operating results is approximately $0.7 million of net income and no impact to diluted earnings per share from this change in policy. Management has considered the quantitative and qualitative aspects of this item and has concluded there is no need to restate any of our previously filed Consolidated Financial Statements in connection with this revision.

New Accounting Pronouncements

We adopted SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 20, Accounting for Non-monetary Transactions," at the beginning of our fiscal 2006 second quarter. The amendments made by this Statement are based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. This Statement also eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non-monetary assets that do not have commercial substance. As a result of the adoption of SFAS No. 153, we recognized a $1.4 million gain to record the fair value of new equipment acquired in an exchange of similar productive assets during fiscal 2006. This amount is included in selling, general and administrative expense in the consolidated statement of income.

Reclassifications

Certain amounts in the Consolidated Financial Statements and Notes to Consolidated Financial Statements for prior years have been reclassified to conform to the fiscal 2006 presentation. Net operating results have not been affected by these reclassifications.

Note 2. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 28, 2006, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of less than one year have a rating of A1/P1 or better. Investments with maturity of more than one year have a minimum rating of AA/Aa2.

     Our cash equivalents consisted of the following as of May 28, 2006 and May 29, 2005:

 (In Millions)                                                               2006           2005
                                                                         -------------- ---------------
CASH EQUIVALENTS
Available-for-sale securities:
  Institutional money market funds                                          $354.0         $377.5
  Commercial paper                                                           115.7            -
                                                                         -------------- ---------------
                                                                             469.7          377.5
Held-to-maturity securities:
  Bank time deposits                                                         364.5          372.3
                                                                         -------------- ---------------

Total cash equivalents                                                      $834.2         $749.8
                                                                         ============== ===============

          Marketable investments at fiscal year-end comprised:

                                                                        Gross         Gross
                                                          Amortized     Unrealized    Unrealized    Estimated
(In Millions)                                             Cost          Gains         Losses        Fair Value
                                                          ------------- ------------- ------------- -------------
2006
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                        $ 110.7       $   -         $ (0.4)       $ 110.3
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                      $ 110.7       $   -         $ (0.4)       $ 110.3
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                        $    0.0      $  0.1        $   -         $   0.1
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                       $    0.0      $  0.1        $   -         $   0.1
                                                          ============= ============= ============= =============

2005
SHORT-TERM MARKETABLE INVESTMENTS
  Available-for-sale securities:
    Callable agencies                                        $  157.6      $   -         $ (2.5)       $ 155.1
                                                          ------------- ------------- ------------- -------------
Total short-term marketable investments                      $  157.6      $   -         $ (2.5)       $ 155.1
                                                          ============= ============= ============= =============

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
    Equity securities                                        $    0.8      $  2.1        $   -          $   2.9
                                                          ------------- ------------- ------------- -------------
Total long-term marketable investments                       $    0.8      $  2.1        $   -          $   2.9
                                                          ============= ============= ============= =============

     Net unrealized losses on available-for-sale securities of $0.3 million at May 28, 2006 and $0.4 million at May 29, 2005 are included in accumulated other comprehensive loss. The related tax effects are not significant. Long-term marketable investments of $0.1 million at May 28, 2006 and $2.9 million at May 29, 2005 are included in other assets.

     We recognized gross realized gains of $4.7 million on available-for-sale securities in fiscal 2006 and $0.5 million in fiscal 2004. No gross realized gains on available-for-sale securities were recognized in fiscal 2005 and no impairment losses on available-for-sale securities were recognized in fiscal 2006, 2005 and 2004.

     For non-marketable investments, we recognized gross realized gains of $5.4 million in fiscal 2006, $0.7 million in fiscal 2005 and $6.4 million in fiscal 2004, which came primarily from the sale of shares and acquisitions by third parties. We recognized impairment losses on non-marketable investments of $4.2 million in fiscal 2006 and $0.3 million in fiscal 2004. No impairment losses were recognized in fiscal 2005.

     Debt securities of $110.3 million at May 28, 2006 are all scheduled to mature in fiscal 2007.

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

     We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2006, 2005 or 2004. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

     At May 28, 2006, there was no net amount of existing gains or losses from cash flow hedges expected to be reclassified into earnings within the next year. We recognized a $0.3 million net realized loss from cash flow hedges and a $0.1 million net realized gain from fair value hedges in fiscal 2006. In fiscal 2005, we recognized a $0.3 million net realized loss from cash flow hedges and a $0.4 million net realized gain from fair value hedges. In fiscal 2004, we recognized a $0.6 million net realized loss from cash flow hedges and a $1.6 million net realized gain from fair value hedges.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments as of May 28, 2006 and May 29, 2005. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 28, 2006 and May 29, 2005. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counter parties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

                                                                 Carrying       Notional     Estimated    Credit
(In Millions)                                                    Amount         Principal    Fair Value   Risk
                                                                 -------------- ------------ ------------ -------------
2006
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                  $  -           $ 20.9       $  -         $  -
                                                                 ============== ============ ============ =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts - To sell dollars:
  Pound sterling                                                    $  -           $  7.2       $  -         $  0.1
  Singapore dollar                                                     0.1            9.0          0.1          0.2
                                                                 -------------- ------------ ------------ -------------
          Total                                                     $  0.1         $ 16.2       $  0.1       $  0.3
                                                                 ============== ============ ============ =============
Purchased options:
  Japanese yen                                                      $  0.2         $ 21.0       $  0.2       $  0.1
                                                                 ============== ============ ============ =============

2005
INTEREST RATE INSTRUMENTS
Swaps:
 Variable to fixed                                                  $  -           $ 22.7       $ (0.2)      $  -
                                                                 ============== ============ ============ =============

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts - To sell dollars:
  Pound sterling                                                    $  -           $  3.7       $  -         $  -
  Singapore dollar                                                     -              6.1          -            -
                                                                 -------------- ------------ ------------ -------------
          Total                                                     $  -           $  9.8       $  -         $  -
                                                                 ============== ============ ============ =============

Purchased options:
  Japanese yen                                                      $  -           $  3.0       $  -         $  -
                                                                 ============== ============ ============ =============

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counter parties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 64 percent of total accounts receivable at May 28, 2006 and approximately 49 percent at May 29, 2005. In fiscal 2006, we had two distributors who each accounted for approximately 12 percent of total net sales. In fiscal 2005 and 2004, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3. Cost Reduction Programs and Restructuring of Operations

Fiscal 2006

We reported net charges of $33.7 million for severance and restructuring expenses related to the actions described below. These actions reflect our strategy of continued focus on our analog capabilities and on higher value-added analog products that generate higher gross margins and produce higher returns on invested capital.

     In November 2005, we took steps to improve our competitive cost structure by reducing indirect manufacturing costs, mainly at our Texas plant. This included a change in the plant's organizational structure and a reduction of its workforce. This action was completed by the end of November and affected 57 employees, most of whom were indirect manufacturing personnel in the Texas facility. As a result, we recorded a charge of $2.7 million for severance. Severance payments are generally paid 30-60 days after the employee's actual departure date.

     In July 2005, we announced that we would close our assembly and test plant in Singapore in a phased shutdown after unsuccessful efforts to sell the plant on terms that were acceptable to us, as we determined that the equipment in Singapore was of higher value to us than any of the potential offers we received. The Singapore plant had been geared more towards complex, high-pin count products and we have moved more to a product portfolio that does not have a great need for these high-pin count packages. The plant's equipment and any remaining production volume are being consolidated into our other assembly and test facilities in Malaysia and China. The closure activities are targeted to be completed by the end of our first quarter in fiscal 2007. The closure has impacted approximately 973 employees who were notified of termination at the time we announced our decision to close the plant. Our management team in Singapore has been working with local government agencies and other employers on job placement opportunities for these affected employees. Departure dates of these employees were to coincide with the phased timing of the plant closure activities. As of May 28, 2006, 799 employees have departed and the remaining employees are expected to depart by the end of our first quarter in fiscal 2007. In connection with this action, we recorded a charge of $28.2 million, primarily for severance. Non-cash charges of $0.1 million are also included in this amount for the write-off of certain plant assets used in one of the assembly lines that was immediately shut down in July 2005.

     In addition to these charges, we recorded a net charge of $3.5 million for additional cost reduction actions primarily related to the reorganization of our product lines into two groups (Analog Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. The charge included $2.6 million of severance for 29 employees, most of whom have departed, with the remaining employees expected to depart early in the first quarter of fiscal 2007 and $0.9 million of other exit-related costs for a lease obligation.

     The charges described above were partially offset by $0.7 million credit for the release of severance and other exit-related cost accruals no longer required due to completion of activities related to prior cost reduction actions.

     As part of our actions to reposition toward a higher-value analog portfolio, we have divested businesses that do not align with our business model. In March 2006, we entered into an agreement to sell a small business unit that was developing high definition products (HDP) to Marvell International Ltd. Our HDP business unit was an operating segment with insignificant revenues that was included within the Analog reportable segment. Under the terms of the agreement Marvell acquired intellectual property and certain assets of the HDP business for $7.0 million. The tangible assets of this unit, primarily machinery and equipment, had a carrying value of $0.4 million. The remaining intangible assets of the business were evaluated for impairment upon the signing of the agreement. As a result of that evaluation, we recorded a $5.2 million goodwill impairment loss and a $1.8 million impairment loss on an intangible asset in fiscal 2006 to adjust the carrying values of the remaining assets of the business to their recoverable fair values. The sale transaction was completed in April 2006, at which time we recorded a $0.6 million gain that is included in our results of operations for fiscal 2006. We also have a separate agreement under which we will manufacture product for Marvell at prices specified by the terms of the agreement, which we believe approximate market prices. The product manufacturing agreement will be effective through November 2007, unless terminated earlier in accordance with its terms.

     In June 2005, we completed the sale of our cordless business unit to HgCapital, a private equity investor based in London, U.K. The sale was originally announced at the end of fiscal 2005. The cordless business unit was a part of the wireless operating segment within the Analog reportable segment. Under the terms of the agreement, HgCapital acquired certain assets, primarily machinery and equipment with a carrying value of $1.6 million, and intellectual property. In addition, HgCapital agreed to hire approximately 70 engineers, who were based at our cordless business unit in 's-Hertogenbosch and its design center in Hengelo, The Netherlands. As a result, upon the close of the sale we recorded a gain of $24.3 million that is included in our results of operations for fiscal 2006. We also recorded an additional gain of $4.0 million, which represented contingent consideration earned when the buyer achieved certain revenue milestones set forth in the agreement. At May 29, 2005, the assets acquired by HgCapital were classified as "Assets Held for Sale" and are included in Other Assets on the consolidated balance sheet. We also have separate agreements under which we will manufacture product for HgCapital at prices specified by the terms of the agreements, which we believe approximate market prices; and we will also provide HgCapital certain transition services at rates that approximate fair market value. In general, these agreements are effective for 18 months, unless terminated earlier in accordance with their terms.

     The following table provides a summary of the cost reduction charges by segment recorded in fiscal 2006:

                                                       Analog
(In Millions)                                         Segment      All Others       Total
                                                    -------------- ------------- -------------
Cost reduction program charge:
  Singapore plant closure:
    Severance                                            $  -            $28.1         $28.1
    Asset write-off                                         -              0.1           0.1
  Streamline operations:
    Severance                                               0.4            2.3           2.7
  Business reorganization:
    Severance                                               0.7            1.9           2.6
    Other exit-related costs                                -              0.9           0.9
                                                    -------------- ------------- -------------
                                                            1.1           33.3          34.4
Release of reserves:
  Severance                                                (0.2)          (0.5)         (0.7)
                                                    -------------- ------------- -------------

Total cost reduction program charge                      $  0.9          $32.8         $33.7
                                                    ============== ============= =============

     Of the actions that resulted in charges being incurred in fiscal 2006, some, but not all of these actions were commenced prior to fiscal 2006. The following table presents a summary of cumulative charges for all actions that had charges recorded in fiscal 2006:

                                                       Analog
(In Millions)                                         Segment      All Others       Total
                                                    -------------- ------------- -------------
Singapore plant closure:
Fiscal 2006:
    Severance                                            $  -          $28.1         $28.1
    Asset write-off                                         -            0.1           0.1
                                                    -------------- ------------- -------------
                                                            -           28.2          28.2
                                                    -------------- ------------- -------------
Streamline operations:
Fiscal 2006:
    Severance                                               0.4          2.3           2.7
Fiscal 2005:
    Severance                                               1.6         19.6          21.2
                                                    -------------- ------------- -------------
                                                            2.0         21.9          23.9
                                                    -------------- ------------- -------------
Business reorganization:
Fiscal 2006:
    Severance                                               0.7          1.9           2.6
    Other exit-related costs                                -            0.9           0.9
Fiscal 2005:
    Severance                                               0.3          1.5           1.8
                                                    -------------- ------------- -------------
                                                            1.0          4.3           5.3
                                                    -------------- ------------- -------------
Release of reserves:
Fiscal 2006:
    Severance                                              (0.2)         -            (0.2)
                                                    -------------- ------------- -------------

Total                                                    $  2.8        $54.4         $57.2
                                                    ============== ============= =============

Fiscal 2005

We reported net charges of $23.9 million for cost reduction and restructuring charges related to the actions described below. Our cost reduction and restructuring actions in fiscal 2005 were consistent with our strategy of focusing on our analog product capabilities.

     In May 2005, we recorded net charges of $2.6 million for cost reduction actions which included $1.8 million of severance for 26 employees, primarily resulting from a reorganization of our business operations. The departure of these employees was completed in the first quarter of fiscal 2006. Also included was a charge of $1.3 million for a lease obligation on a facility we vacated in connection with a prior cost reduction action that we believed we could not sublease. These charges were partially offset by a $0.5 million credit recognized upon the completion of activities related to prior cost reduction actions.

     In January 2005, we announced actions to reduce expenses and streamline manufacturing in response to underutilization of our manufacturing facilities experienced during fiscal 2005. This resulted in a reduction-in-force of 525 employees, consisting of 421 employees working in our manufacturing facilities worldwide and 104 employees from product lines and support functions at various sites, including our headquarters in Santa Clara. The majority of the affected employees had departed by the end of fiscal 2005. The total charge of $21.2 million, primarily related to severance, was partially offset by a $1.1 million credit recognized upon the completion of activities related to prior cost reduction actions. The credit included a $0.6 million release of an accrual for other exit-related costs, primarily coming from lease obligations where we were able to obtain subleases on more favorable terms than originally estimated and a $0.5 million release of an accrual for residual severance costs representing the difference between the actual amounts paid and our original estimated amounts.

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

     Further  detail  related  to  cost  reduction  and  restructuring   charges
discussed above is presented in the following table:

                                                   Analog
(In Millions)                                      Segment        All Others      Total
                                                   -------------- --------------- --------------
Cost reduction and restructuring charges:
     Business reorganization:
          Severance                                    $ 0.3         $  1.5          $  1.8
     Streamline operations:
          Severance                                      1.6           19.6            21.2
     Imaging business divestiture:
          Severance costs                                0.3            0.4             0.7
          Intangible asset write-off                     0.5            -               0.5
          Other exit-related costs                       -              1.3             1.3
                                                   -------------- --------------- --------------
                                                         2.7           22.8            25.5
                                                   -------------- --------------- --------------
Release of reserves:
     Severance                                          (0.1)          (0.7)           (0.8)
     Other exit-related costs                            -             (0.8)           (0.8)
                                                   -------------- --------------- --------------
                                                        (0.1)          (1.5)           (1.6)
                                                   -------------- --------------- --------------

Total cost reduction and restructuring charges         $ 2.6          $21.3           $23.9
                                                   ============== =============== ==============

     In the table above, the write-off of the intangible asset that was a part of the imaging business was a non-cash charge. In connection with the PC Super I/O and imaging dispositions, we also entered into separate agreements with the buyers where we will manufacture product for them at prices specified by the terms of the agreements, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. These agreements are effective for one to three years, unless terminated earlier as permitted under their terms.

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

     Total net charges related to cost reduction actions in fiscal 2004, including the sale to AMD of the assets of the information appliance business, are presented in the following table:

                                                       Analog
(In Millions)                                          Segment      All Others      Total
                                                    -------------- ------------- -------------

Cost reduction and restructuring charges:
     Severance                                            $ 5.7          $ 6.8         $12.5
     Exit-related costs                                     2.9            3.7           6.6
     Asset write-off                                        1.2            4.5           5.7
                                                    -------------- ------------- -------------
                                                            9.8           15.0          24.8
                                                    -------------- ------------- -------------
Release of reserves:
     Severance                                             (0.5)          (2.8)         (3.3)
     Other exit-related costs                              (0.3)          (0.3)         (0.6)
                                                    -------------- ------------- -------------
                                                           (0.8)          (3.1)         (3.9)
                                                    -------------- ------------- -------------

Gain from sale of IA business assets                        -             (1.3)         (1.3)
                                                    -------------- ------------- -------------

Total cost reduction and restructuring charges            $ 9.0          $10.6         $19.6
                                                    ============== ============= =============

     In the table above, the write-off of assets are non-cash charges and are attributed primarily to equipment and a technology license that were dedicated to the information appliance and cellular baseband businesses. The cellular baseband business was closed at the end of fiscal 2003 as part of our profit-improvement plan. In connection with the information appliance disposition to AMD discussed above, we also entered into a separate supply agreement where we manufacture product for AMD at prices specified by the terms of the agreement, which we believe approximate market prices. This agreement is effective for three years unless terminated earlier as permitted under its terms.

Summary of Activities

     The following table provides a summary of the activities related to our cost reduction and restructuring accruals during fiscal 2006, 2005 and 2004:

                                                                                Cost Reduction and
                                                                                Restructuring Actions
                                                Fiscal 2006 Actions *           In Prior Years
                                           ---------------------------------    ------------------------
                                              (A)         (B)       (C)                       Other
                                           ---------- ---------- ----------                   Exit-Related
(In Millions)                                         Severance                  Severance    Costs            Total
                                           ---------------------------------    ------------- -----------    -----------

Balance at May 25, 2003                    $   -        $ -       $ -             $ 17.5        $ 7.8         $ 25.3
     Cost reduction charges                    -          -         -               12.5          6.6           19.1
     Cash payments                             -          -         -              (23.3)        (6.3)         (29.6)
     Release of residual reserves              -          -         -               (3.3)        (0.6)          (3.9)
                                           ---------- ---------- -----------    ------------ ----------- -- -----------
Balance at May 30, 2004                        -          -         -                3.4          7.5           10.9
     Cost reduction charges                    -          -         -               23.7          1.3           25.0
     Cash payments                             -          -         -              (21.9)        (2.1)         (24.0)
     Release of residual reserves              -          -         -               (0.8)        (0.8)          (1.6)
                                           ---------- ---------- -----------    ------------ -----------    -----------
Balance at May 29, 2005                        -          -         -                4.4          5.9           10.3
     Cost reduction charges                   28.1        2.7       0.8              1.8          0.9           34.3
     Cash payments                           (21.6)      (2.7)     (0.4)            (4.0)        (1.2)         (29.9)
     Release of residual reserves              -          -         -               (0.6)        (0.1)          (0.7)
                                           ---------- ---------- -----------    ------------ -----------    -----------
Balance at May 28, 2006                    $   6.5      $ -       $ 0.4           $  1.6        $ 5.5         $ 14.0
Less non-current portion of lease
   obligations included in other
   non-current liabilities                     -          -         -                -           (4.9)          (4.9)
                                           ---------- ---------- -----------    ------------ -----------    -----------

Balance included in accrued expenses       $   6.5      $ -       $ 0.4           $  1.6        $ 0.6          $ 9.1
                                           ========== ========== ===========    ============ ===========    ===========
------------------------------------------ ---------- ---------- ----------- -- ------------ ----------- -- -----------

* Fiscal 2006 Actions:
(A)  Streamline operations
(B)  Singapore plant closure
(C)  Business reorganization

     During fiscal 2006 we paid severance to 897 employees in connection with workforce reductions related to actions that occurred in fiscal 2006 and 2005. Amounts paid for other exit-related costs during fiscal 2006 were primarily for payments under lease obligations associated with actions taken in prior years.

     The balances at May 28, 2006 represent all remaining estimated costs for activities yet to be completed as a result of the described cost reduction actions. Payments for the total remaining $8.5 million of severance balances are expected to be substantially completed by the end of the first quarter in fiscal 2007. Other exit-related costs of $5.5 million primarily relate to lease obligations, which are expected to be paid through lease expiration dates that range from July 2006 through June 2009.

Note 4. Consolidated Financial Statement Details

Consolidated Balance Sheets
(In Millions)                                                                2006           2005
                                                                         -------------- ---------------
RECEIVABLE ALLOWANCES
Doubtful accounts                                                         $    1.5       $    1.7
Returns and allowances                                                        37.3           25.0
                                                                         -------------- ---------------
Total receivable allowances                                              $    38.8       $   26.7
                                                                         ============== ===============

INVENTORIES
Raw materials                                                            $    17.7       $   11.0
Work in process                                                              109.7          102.4
Finished goods                                                                62.0           56.8
                                                                         -------------- ---------------
Total inventories                                                        $   189.4       $  170.2
                                                                         ============== ===============

PROPERTY, PLANT AND EQUIPMENT
Land                                                                     $    30.0       $   30.0
Buildings and improvements                                                   544.0          539.8
Machinery and equipment                                                    1,975.5        1,972.9
Internal-use software                                                        111.3          113.4
Construction in progress                                                      71.6           10.6
                                                                         -------------- ---------------
Total property, plant and equipment                                        2,732.4        2,666.7
Less accumulated depreciation and amortization                            (2,104.7)      (2,061.6)
                                                                         -------------- ---------------
Property, plant and equipment, net                                        $  627.7       $  605.1
                                                                         ============== ===============

OTHER ASSETS
Deposits                                                                 $    45.0       $   44.6
Deferred compensation plan assets                                             42.6           37.2
Other                                                                         12.3           24.4
                                                                         -------------- ---------------
Total other assets                                                       $    99.9       $  106.2
                                                                         ============== ===============

ACCRUED EXPENSES
Payroll and employee related                                             $   119.3       $   77.3
Severance and restructuring expenses                                           9.1            5.3
Litigation accruals                                                            3.3            3.3
Other                                                                         59.3           57.7
                                                                         -------------- ---------------
Total accrued expenses                                                   $   191.0       $  143.6
                                                                         ============== ===============

OTHER NON-CURRENT LIABILITIES
Accrued pension cost                                                     $    92.9       $   83.8
Deferred compensation plan liability                                          42.6           37.2
Other                                                                         30.1           21.1
                                                                         -------------- ---------------
Total other non-current liabilities                                      $   165.6       $  142.1
                                                                         ============== ===============

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities                         $    (0.3)      $   (0.4)
Minimum pension liability                                                   (113.2)         (97.8)
                                                                         -------------- ---------------
Accumulated other comprehensive loss                                     $  (113.5)      $  (98.2)
                                                                         ============== ===============

Consolidated Statements of Income
(In Millions)                                                        2006          2005          2004
                                                                  ------------- ------------- ------------
OTHER OPERATING (INCOME) EXPENSE, NET
Litigation                                                        $    -         $  (7.1)      $  30.0
Manufacturer's Investment Credit refund                                -            (7.4)          -
Net intellectual property income                                      (4.1)         (5.2)        (11.1)
Intangible asset impairment                                            1.8           -             -
Net intellectual property settlements                                 (3.4)          1.7           3.1
                                                                  ------------- ------------- ------------
Total other operating (income) expense, net                        $  (5.7)      $ (18.0)      $  22.0
                                                                  ============= ============= ============

INTEREST INCOME, NET
Interest income                                                    $   33.7      $   17.4      $   11.6
Interest expense                                                       (1.9)         (1.5)         (1.2)
                                                                  ------------- ------------- ------------
Interest income, net                                               $   31.8      $   15.9      $   10.4
                                                                  ============= ============= ============

OTHER NON-OPERATING EXPENSE, NET
Net gain on marketable and other investments, net:
   Trading securities:
      Change in net unrealized holding gains                       $    2.4     $    0.6       $    2.4
   Available-for-sale securities:
      Gain from sale                                                    4.7          -              0.5
   Non-marketable investments:
      Gain from sale                                                    5.4          0.7            6.4
      Impairment losses                                                (4.2)         -             (0.3)
   Other investments                                                    -            -              0.4
                                                                  ------------ -------------- ------------
Total net gain on marketable and other investments, net                 8.3          1.3            9.4
Share in net losses of equity-method investments                       (0.7)        (5.7)         (14.1)
Charitable contribution                                                (9.7)         -              -
Other                                                                   -           (0.5)           0.2
                                                                  ------------ -------------- ------------
Total other non-operating expense, net                            $    (2.1)    $   (4.9)      $   (4.5)
                                                                  ============ ============== ============

Note 5. Goodwill and Intangible Assets

The following table presents goodwill by reportable segments:

                                                        Analog
(In Millions)                                           Segment        All Others       Total
                                                     --------------- -------------- --------------
Balances at May 30, 2004                                 $ 150.6         $  22.7        $ 173.3
   Impairment                                              (86.1)            -            (86.1)
                                                     --------------- -------------- --------------
Balances at May 29, 2005                                    64.5            22.7           87.2
   Reduction in connection with the
      sale of the cordless business                        (22.3)            -            (22.3)
   Impairment                                               (7.6)            -             (7.6)
                                                     --------------- -------------- --------------
Balances at May 28, 2006                                 $  34.6         $  22.7        $  57.3
                                                     =============== ============== ==============

     In fiscal 2006, we recorded a $5.2 million impairment loss for goodwill of the HDP reporting unit, which arose in connection with our decision to sell the HDP business. We also recorded an additional $2.4 million impairment loss for goodwill of the CRT reporting unit, which arose in connection with our annual evaluation of goodwill in our fiscal fourth quarter. In fiscal 2005, we recorded an $86.1 million impairment loss for goodwill of the wireless reporting unit, which arose in connection with our annual evaluation of goodwill in fiscal 2005. The fair values of these reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for these business units.

     In June 2005, we completed the sale of the cordless business unit which was a reporting unit of the wireless operating segment within the Analog reportable segment (See Note 3 to the Consolidated Financial Statements). As a result, the remaining assets of the reporting unit, including goodwill, that were not acquired by the buyer were written off against the proceeds from the sale.

     Other intangible assets, which are included in other assets in the accompanying consolidated balance sheet:

                                                      Weighted-Average                      Weighted-Average
                                                      Amortization Period                   Amortization Period
(In Millions)                              2006           (Years)               2005            (Years)
                                        ------------- --------------------- --------------- ---------------------
Patents                                       $ 4.9         5.0                   $ 4.9           5.0
Unpatented technology                           0.8         2.4                    18.6           5.8
                                        -------------                       ---------------
                                                5.7                                23.5
Less accumulated amortization                  (5.7)                              (13.6)
                                        -------------                       ---------------

                                             $  -           4.6                   $ 9.9           5.7
                                        =============                       ===============

     Amortization expense was:

(In Millions)                                              2006        2005        2004
                                                        ------------ ----------- -----------
Patent amortization                                         $  0.3       $  1.0      $  1.0
Technology amortization                                        2.2          3.0         3.3
                                                        ------------ ----------- -----------
Total amortization                                          $  2.5       $  4.0      $  4.3
                                                        ============ =========== ===========

     Beginning in fiscal 2005, we have classified the amortization expense of these intangible assets as R&D expenses. Amounts reported in fiscal 2004 have been reclassified to conform with this presentation.

Note 6. Asset Retirement Obligations

We adopted SFAS No. 143, "Accounting for Asset Retirement Obligations," at the beginning of fiscal 2004. This Statement requires that the fair value of a legal liability for an asset retirement obligation be recorded in the period in which it is incurred if a reasonable estimate of fair value can be made. Upon recognition of a liability, the asset retirement cost is recorded as an increase in the carrying value of the related long-lived asset and then depreciated over the life of the asset. Our asset retirement obligations arise primarily from contractual commitments to decontaminate machinery and equipment used at our manufacturing facilities at the time we dispose of or replace them. We also have leased facilities where we have asset retirement obligations from contractual commitments to remove leasehold improvements and return the property to a specified condition when the lease terminates. As a result of our evaluation of our asset retirement obligations, we recorded a $2.1 million non-current liability for asset retirement obligations and a $0.4 million increase in the carrying value of the related assets, net of $1.0 million of accumulated depreciation at the beginning of fiscal 2004. The cumulative effect that was recorded in the first quarter of fiscal 2004 upon the adoption of this accounting standard resulted in a charge of $1.9 million, including a tax effect of $0.2 million.

     At the time we adopted SFAS No. 143, we did not recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. Our legal asset retirement obligations for manufacturing facilities arise primarily from local laws and statutes that establish minimum standards or requirements for companies in that locale in the event it were to shut down or otherwise exit or abandon a manufacturing facility. The Financial Accounting Standards Board has since published FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," which clarified that the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. Therefore, we considered these factors and evaluated the asset retirement obligations associated with the closure or abandonment of our manufacturing facilities. As a result, we determined that the asset retirement obligations related to these facilities were immaterial to our financial condition and results of operations. However, we announced in July 2005 that we were closing our assembly and test facility in Singapore and consolidating its production volume into our other assembly and test facilities in Malaysia and China. The majority of the activities associated with the closure have occurred through fiscal 2006 and we expect the remaining closure activities to be completed by the end of the first quarter in fiscal 2007. We do not expect to incur any significant asset retirement costs in excess of amounts accrued associated with the closure of this facility (See Note 3 to the Consolidated Financial Statements).

     The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 28, 2006 and May 29, 2005:

                                                                       (In Millions)
                                                                   -----------------------
Balance at May 30, 2004                                                  $ 2.5
Liability incurred for assets acquired                                     0.1
Accretion expense                                                          0.2
                                                                   -----------------------
Balance at May 29, 2005                                                    2.8
Liability incurred for assets acquired                                     0.4
Liability settled                                                         (0.1)
Revision in estimated cash flows                                          (0.1)
Accretion expense                                                          0.1
                                                                   -----------------------
Balance at May 28, 2006                                                  $ 3.1
                                                                   =======================

Note 7.  Debt

Debt at fiscal year-end consisted of the following:

(In Millions)                                                                   2006          2005
                                                                             ------------- ------------
Unsecured promissory note at 1.8%                                               $20.9         $22.8
Other                                                                             0.2           0.2
                                                                             ------------- ------------
Total debt                                                                       21.1          23.0
Less current portion of long-term debt                                            -             -
                                                                             ------------- ------------
Long-term debt                                                                  $21.1         $23.0
                                                                             ============= ============

     The unsecured promissory note, due August 2007, is denominated in Japanese yen (2,408,750,000). Interest is based on 1.375 percent over the 3-month Japanese LIBOR rate and is reset quarterly. Under the terms of the note, we are also required to comply with the covenants set forth under our multicurrency credit agreement, which was renewed in October 2005. As of May 28, 2006, maturities on our outstanding debt obligations were $20.9 million in fiscal 2008 and $0.2 million in fiscal 2013.

     We have a multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The total amount of credit under the agreement is $20 million. The agreement expires in October 2006, and we expect to renew or replace it prior to expiration. At May 28, 2006, we had committed $7.6 million of the credit available under the agreement. This agreement contains restrictive covenants, conditions and default provisions that, among other terms, restrict payment of dividends and require the maintenance of financial ratios and certain levels of tangible net worth. Under the agreement as it was last amended, we are no longer required to maintain certain levels of tangible net worth, a requirement which previously restricted the amounts available for payment of dividends on common stock. As of May 28, 2006, we were in compliance with all financial covenants under the agreement.

Note 8. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)                                                                    2006          2005          2004
                                                                             -------------- ------------- -------------
INCOME BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF A CHANGE IN
   ACCOUNTING PRINCIPLE
U.S.                                                                           $ 555.1        $ 338.0       $ 267.3
Non-U.S.                                                                         140.1           71.9          66.4
                                                                             -------------- ------------- -------------
                                                                               $ 695.2        $ 409.9       $ 333.7
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local                                                  $ 157.0        $  30.4       $  33.8
Non-U.S.                                                                          18.7           29.3          15.2
                                                                             -------------- ------------- -------------
                                                                                 175.7           59.7          49.0
Deferred:
U.S. federal and state                                                            64.6          (41.0)         (1.7)
Non-U.S.                                                                           5.7          (24.1)          1.7
                                                                             -------------- ------------- -------------
                                                                                  70.3          (65.1)          -

                                                                             -------------- ------------- -------------
Income tax expense (benefit)                                                   $ 246.0        $  (5.4)       $ 49.0
                                                                             ============== ============= =============

     The fiscal 2006 income tax expense of $246.0 million includes $24.5 million of tax expense related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004. The fiscal 2005 income tax benefit of $5.4 million included income tax expense of $160.8 million, which consisted primarily of U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million. The tax benefit from employee stock plans was $104.5 million in fiscal 2006, $20.1 million in fiscal 2005 and $22.2 million in fiscal 2004.

     The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)                                                                           2006           2005
                                                                                    -------------- --------------
DEFERRED TAX ASSETS
Equity investments                                                                       $17.6          $17.9
Inventory                                                                                 36.2            5.8
Accrued liabilities                                                                       35.5           43.1
R&D expenditures                                                                         101.2          117.6
Deferred compensation                                                                     38.6           32.1
Non-U.S. loss carryovers and other allowances                                             90.5           83.5
Federal and state credit carryovers                                                       72.6          141.8
Other                                                                                      3.8            7.3
                                                                                    -------------- ---------------
Total deferred tax assets                                                                396.0          449.1
Valuation allowance                                                                     (101.9)         (91.5)
                                                                                    -------------- ---------------
Net deferred tax assets                                                                  294.1          357.6
DEFERRED TAX LIABILITIES
Property, plant and equipment and amortization                                           (17.8)         (28.5)
Other liabilities                                                                        (15.9)         (10.0)
                                                                                    -------------- ---------------
Total deferred tax liabilities                                                           (33.7)         (38.5)
                                                                                    -------------- ---------------
Net deferred tax assets                                                                 $260.4         $319.1
                                                                                    ============== ===============

     The decrease in deferred tax assets during fiscal 2006 of $58.7 million is from continuing operations and from the tax effect on other comprehensive income items.

     We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to Malaysia because we have concluded that a significant portion of the deferred tax asset will not be realized owing to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. The valuation allowance for deferred tax assets increased by $10.4 million in fiscal 2006 compared to a decrease of $282.4 million in fiscal 2005. Since we recognized a $164.4 million tax benefit from the reduction in the valuation allowance related to employee stock options in fiscal 2005, which was credited to shareholders' equity, there is no longer any valuation allowance against deferred tax assets for stock option deductions.

     The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 28, 2006, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of valuation allowance.

     The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

                                                                       2006           2005           2004
                                                                  --------------- -------------- --------------
U.S. federal statutory tax rate                                        35.0%           35.0%          35.0%
Non-U.S. income taxed at different rates                               (1.7)            2.9            2.1
U.S. state and local taxes net of federal benefits                      1.2             1.7            0.1
Dividends repatriated                                                   3.5             -              -
Changes in beginning of year valuation allowances                      (0.8)          (40.5)         (18.9)
Export sales benefit                                                   (2.9)           (4.5)          (3.5)
Tax credits                                                            (1.0)           (1.7)          (0.9)
Impairment of goodwill                                                  0.7             5.8            -
Other                                                                   1.4             -              0.8
                                                                  --------------- -------------- --------------
Effective tax rate                                                     35.4%           (1.3)%         14.7%
                                                                  =============== ============== ==============

     During  fiscal  2005,  the  American  Jobs  Creation Act of 2004 (AJCA) was
signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. As a result, we undertook a comprehensive evaluation to decide whether, and to what extent, foreign earnings that had not yet been remitted to the U.S. might be repatriated. In fiscal 2006, our Chief Executive Officer and our Board of Directors approved a Domestic Reinvestment Plan pursuant to the AJCA guidelines. We completed our evaluation of the AJCA's provisions in our fourth quarter of fiscal 2006 and we made the determination to repatriate a total of $578.0 million in foreign earnings. Of this amount, $496.0 million qualified as extraordinary dividends as defined under the AJCA, and the associated income tax expense of $24.5 million was recorded in our fourth quarter of fiscal 2006.

     Aside from the foreign earnings repatriated under the AJCA, we intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely. No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $112.0 million from non-U.S. subsidiaries. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

     At May 28, 2006, we had $3.3 million of federal net operating loss carryovers and $68.5 million of state net operating loss carryovers, which expire between 2007 and 2024. We also had $3.9 million of federal credit carryovers and $98.1 million of state credit carryovers, which primarily expire between 2007 and 2026. Included in the state tax credits is a California R&D credit of $86.2 million, which can be carried forward indefinitely. In addition, we had net operating loss and other tax allowance carryovers of $374.3 million from certain non-U.S. jurisdictions, most of which do not expire.

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

Note 9. Shareholders' Equity

Stock Split

On May 13, 2004, we completed a two-for-one stock split of our common stock. The stock split was payable in the form of a 100 percent stock dividend and entitled each shareholder of record on April 29, 2004, to receive one share of common stock for each outstanding share of common stock held on that date. All information about capital stock accounts, share and per share amounts included in the accompanying Consolidated Financial Statements for fiscal 2004 have been retroactively adjusted to reflect this stock split.

Stock Purchase Rights

Our common stock carries a preferred stock purchase right. The rights have the anti-takeover effect of causing substantial dilution to a person or group that attempts to acquire us on terms not approved by our Board of Directors. Each right entitles stockholders to purchase one two-thousandth of a share of series A junior participating preferred stock at a price of $60.00 per one one-thousandth share, subject to adjustment. The rights are not immediately exercisable and will become exercisable only upon the occurrence of certain events.

     If a person or group acquires or announces a tender or exchange offer that would result in the acquisition of 20 percent or more of our common stock while the stockholder rights remain in place, the rights become exercisable by all rights holders except the acquiring person or group, for shares of our stock or of the third party acquirer having a value of twice the right's then-current exercise price. We may redeem the rights at $0.005 per right at any time prior to the acquisition by a person or group of 20 percent or more of the outstanding common stock. Unless they are redeemed earlier, the rights will expire on August 8, 2006.

Stock Repurchase Program

Fiscal 2006:

We repurchased a total of 37.2 million shares of our common stock for $950.7 million during fiscal 2006 under three programs: (i) the $400 million stock repurchase program announced in March 2005 (of which we used $96.0 million to repurchase 4.9 million shares of common stock in fiscal 2005) which was completed in September 2005, (ii) the $400 million stock repurchase program announced in September 2005 which was completed in January 2006 and (iii) another $400 million stock repurchase program announced in December 2005. All shares were purchased in the open market. As of the end of fiscal 2006, we had $153.3 million remaining for future repurchases under the December 2005 program. After the end of fiscal 2006, we announced that our Board of Directors had approved a $500 million stock repurchase program, also similar to our prior stock repurchase programs. During the period after the end of our 2006 fiscal year through July 21, 2006, we repurchased a total of 10.7 million shares for $248.4 million under the program announced in December 2005 and the program announced in June 2006.

Fiscal 2005:

We repurchased a total of 20.3 million shares of common stock for $353.5 million during fiscal 2005 under two programs: (i) the $400 million stock repurchase program announced in March 2004, which was completed in March 2005 and (ii) the $400 million stock repurchase program announced in March 2005. Of these shares,
17.6 million shares were repurchased in the open market for $298.5 million. The other 2.7 million shares were repurchased through privately negotiated transactions with a major financial institution and include the repurchase of
1.5 million shares for $30.0 million in June 2004 upon the settlement of an advance repurchase contract entered into in fiscal 2004. At the end of fiscal 2005, we had $304.0 million remaining available for future common stock repurchases.

Fiscal 2004:

We began to repurchase stock in fiscal 2004 pursuant to a stock repurchase program announced in July 2003. During September and October 2003, we repurchased a total of 25.4 million shares of our common stock for $400 million. A portion (15.0 million shares) of the shares was repurchased through a privately negotiated transaction with a major financial institution and the remainder was purchased in the open market. We began another $400 million stock repurchase program in March 2004 and at the end of fiscal 2004, we had repurchased an additional 7.0 million shares of our common stock for $142.5 million, of which 730,988 shares were purchased through a privately negotiated transaction with a major financial institution, with the remainder purchased in the open market. As noted above, we continued this repurchase program in fiscal 2005.

     All stock repurchased has been cancelled and is not held as treasury stock.

Dividends

We paid $34.2 million in dividends in fiscal 2006 and $14.1 million in dividends in fiscal 2005. In June 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock, which was paid on July 10, 2006 to shareholders of record at the close of business on June 19, 2006.

Note 10. Stock-Based Compensation Plans

Stock Option Plans

As of May 28, 2006, under all stock option plans there were 105.9 million shares reserved for issuance, including 48.8 million shares available for future option grants. More information on our stock option plans follows:

     We have four stock plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to a total of 78,709,858 shares of common stock for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. As of the end of fiscal 2006, only 70,888 shares remained available for option grants under this plan. Another plan, which has been in effect since 1997, authorizes the grant of up to a total of 140,000,000 shares of common stock for non-qualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which was approved by shareholders in fiscal 2000 and which authorizes the grant of up to a total of 12,000,000 shares of common stock for non-qualified options only to executive officers. The 2005 Executive Officer Equity Plan approved by shareholders in fiscal 2004 authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be pursuant to the exercise of stock options. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. All options granted since the beginning of fiscal 2004 expire six years and one day after grant and begin vesting with one fourth of the total grant after one year and the rest in equal monthly installments over the next three years.

     We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Director stock options vested in full after six months. Under this plan, options to purchase 520,000 shares of common stock with a weighted-average exercise price of $14.26 and weighted-average remaining contractual life of 5.4 years were outstanding and exercisable as of May 28, 2006. In connection with the approval of amendments to the directors' stock plan in fiscal 2006, options have ceased to be granted under this plan.

     Changes in shares of common stock outstanding under the option plans during fiscal 2006, 2005 and 2004 (but excluding director options), were as follows:

                                                                 Number of Shares             Weighted-Average
                                                                  (In Millions)                Exercise Price
                                                            --------------------------- ------------------------------
Outstanding at May 25, 2003                                            91.7                          $13.57
    Granted                                                            15.0                          $13.50
    Exercised                                                         (19.7)                         $ 9.14
    Cancelled                                                          (5.3)                         $16.01
                                                            ---------------------------
Outstanding at May 30, 2004                                            81.7                          $14.47
    Granted                                                             7.0                          $19.04
    Exercised                                                          (8.2)                         $10.16
    Cancelled                                                          (3.8)                         $16.18
                                                            ---------------------------
Outstanding at May 29, 2005                                            76.7                          $15.26
    Granted                                                             5.8                          $24.67
    Exercised                                                         (22.9)                         $11.71
    Cancelled                                                          (3.0)                         $20.50
                                                            ---------------------------
Outstanding at May 28, 2006                                            56.6                          $17.38
                                                            ===========================

     Expiration dates for options outstanding at May 28, 2006 range from July 9, 2006 to May 19, 2013.

     The following tables summarize information about options outstanding under these plans (excluding director options) at May 28, 2006:

                                                                      Outstanding Options
                                           ---------------------------------------------------------------------------
                                                                 Weighted-Average Remaining
                                             Number of Shares         Contractual Life           Weighted-Average
                                              (In Millions)              (In Years)               Exercise Price
                                           --------------------- ---------------------------- ------------------------
RANGE OF EXERCISE PRICES
$ 4.72-$ 8.03                                        8.7                   4.8                        $ 6.83
$ 8.15-$11.63                                        8.7                   3.9                        $10.99
$11.63-$15.69                                        7.7                   4.7                        $13.40
$15.75-$17.10                                        8.0                   5.8                        $17.09
$17.15-$19.15                                        7.2                   4.0                        $19.09
$19.21-$29.83                                        6.5                   5.0                        $24.28
$29.94-$29.94                                        9.5                   3.9                        $29.94
$30.19-$39.03                                        0.3                   4.1                        $33.60
                                           ---------------------
Total                                               56.6                   4.6                        $17.38
                                           =====================

                                                         Options Exercisable
                                           --------------------------------------------------
                                             Number of Shares      Weighted-Average Exercise
                                              (In Millions)                Price
                                           --------------------- ----------------------------
RANGE OF EXERCISE PRICES
$ 4.72-$ 8.03                                        6.8                 $ 6.78
$ 8.15-$11.63                                        5.5                 $10.95
$11.63-$15.69                                        7.6                 $13.39
$15.75-$17.10                                        8.0                 $17.09
$17.15-$19.15                                        3.2                 $19.09
$19.21-$29.83                                        0.7                 $23.74
$29.94-$29.94                                        9.5                 $29.94
$30.19-$39.03                                        0.3                 $33.81
                                           ---------------------
Total                                               41.6                 $17.21
                                           =====================

Stock Purchase Plans

During fiscal 2004, we implemented a new employee stock purchase plan that authorizes the issuance of up to 16,000,000 shares in quarterly offerings to eligible employees worldwide at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period. Once implemented, we terminated our employee stock purchase plans that had been in effect in the U.S. and at international locations. Our purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. We have amended the stock purchase plan which will change the price paid by the employee to 85 percent of the lower of the common stock's fair market value at the time of enrollment in one of two six month purchase periods in a one year offering period or the end of the purchase period. These changes are to be implemented in fiscal 2007. All current and prior purchase plans have been approved by shareholders.

     Under the terms of our purchase plans, we issued 1.7 million shares in fiscal 2006, 2.2 million shares in fiscal 2005 and 2.7 million shares in fiscal 2004 to employees for $30.8 million, $33.2 million and $30.0 million, respectively. As of May 28, 2006, there were 11.7 million shares reserved for issuance under the stock purchase plan. The prior purchase plans were terminated before the end of fiscal 2004 and the reserves maintained for them were cancelled.

Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. As of May 28, 2006, we had issued 361,041 shares under the director stock plan and had reserved 538,959 shares for future issuances.

     We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan also permits the granting of restricted stock units; once the units are vested, stock is issued to the plan participant. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. We issued 166,000, 134,420 and 194,000 shares under the restricted stock plan during fiscal 2006, 2005 and 2004, respectively and also granted 20,300 restricted stock units in fiscal
2006. Restrictions and vesting of restricted stock units expire over time, ranging from one to six years after issuance. Based upon the market value on the dates of issuance, we recorded $5.1 million, $2.6 million and $3.1 million of unearned compensation during fiscal 2006, 2005 and 2004, respectively. This unearned compensation is included as a separate component of shareholders' equity in the Consolidated Financial Statements and is amortized to operations ratably over the applicable restriction periods. As of May 28, 2006, we have 1,875,898 shares reserved for future issuances under the restricted stock plan and 20,300 restricted stock units outstanding. Compensation expense for fiscal 2006, 2005 and 2004 related to shares of restricted stock was $3.2 million, $3.2 million and $3.1 million, respectively. At May 28, 2006, the weighted-average grant date fair value for all outstanding shares of restricted stock was $19.87 and for restricted stock units was $28.75.

     As noted in the discussion on stock option plans, stockholders approved the 2005 Executive Officer Equity Plan in October 2004. This plan authorizes the issuance of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of these, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. As of May 28, 2006, no options had been granted under this plan. Targets for the performance share units for the first performance period, which is still in process, were established in fiscal 2006, but no shares have been issued under the plan.

Note 11. Retirement and Pension Plans

U.S. Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. Until the beginning of fiscal 2005, it also included a profit sharing plan. More information on each of these plans follows.

     The salary deferral 401(k) plan allows employees to defer up to 15 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150 percent of the first 4 percent of the employee's contribution to the 401(k) plan. Contributions are invested in one or more of eighteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National common stock may be sold at any time at the employee's direction. Although 10,000,000 shares of common stock are reserved for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

     Until fiscal 2004, the profit sharing plan required contributions of the greater of 5 percent of consolidated net earnings before income taxes (subject to a limit of 5 percent of payroll) or 1 percent of payroll. Contributions were made 25 percent in National common stock and 75 percent in cash. During fiscal 2004, the profit sharing plan was amended and terminated beginning fiscal 2005. The final profit sharing contribution was made in cash and consisted of the profit sharing contribution that would have been made for fiscal 2004 less the amount for increased 401(k) matching contributions made during fiscal 2004. Total shares contributed to the profit sharing plan during fiscal 2004 for the fiscal 2003 contribution were 76,884 shares.

     We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to receive a higher profit-sharing plan allocation than would otherwise be permitted under IRS regulations and to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a non-qualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan.

International Plans

Certain of our international subsidiaries have varying types of defined benefit pension and retirement plans that comply with local statutes and practices.

     The annual expense for all plans was as follows:

(In Millions)                                                    2006         2005         2004
                                                             ------------- ------------ ------------
Profit sharing plan                                            $   -         $   -        $  14.5
Salary deferral 401(k) plan                                    $  21.4       $  22.0      $  14.6
Non-U.S. pension and retirement plans                          $  16.6       $  18.8      $  19.9

     Defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants' compensation and years of service credited as specified under the terms of each country's plan. The funding policy is consistent with the local requirements of each country. We may also voluntarily fund additional annual contributions as determined by management. For fiscal 2007, we currently expect contributions to total approximately $8.5 million. This amount excludes any voluntary contribution, which is yet to be determined by management. The plans use measurement dates of February 28th and May 31st to determine the measurements of plan assets and obligations.

     Plan assets of the funded defined benefit pension plans are invested in an index based fund held by a third-party fund manager or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. One of the plans is a self-funded plan. The plan assets held by the third-party fund manager consist primarily of U.S. and foreign equity securities, bonds and cash. The fund manager monitors the fund's asset allocation within the guidelines established by the plan's Board of Trustees. In line with plan investment objectives and consultation with company management, the Trustees set an allocation benchmark between equity and bond assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) limit the risk of the asset failing to meet the long term liabilities of the plan and 3) minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Trustees and is based on actual returns achieved by the fund manager relative to their benchmark. The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

     For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of 15 to 18.8 years. The yields at the plans' measurement dates were approximately 4.7 to 4.8 percent. While no formal liability cash flow projections were made for these plans, the mean term of its liabilities were determined for assessing appropriate bond durations. Our plans in Japan and Taiwan are immaterial.

     The following table presents target allocation percentages and the year end percentage for each major category of plan assets:

                                                     2006                               2005
                                       ---------------------------------- -----------------------------------
Asset                                      Target           Actual            Target            Actual
Category                                 Allocation       Percentage        Allocation        Percentage
                                       ---------------- ----------------- ----------------- -----------------
Equities                                    80%               71%               80%               80%
Bonds                                       20%               19%               20%               20%
Other                                        0%               10%               0%                0%
                                       ---------------- ----------------- ----------------- -----------------
Total                                      100%              100%              100%              100%
                                       ================ ================= ================= =================

     Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)                                                 2006              2005              2004
                                                        ----------------- ----------------- -----------------
Service cost of benefits earned during the year              $  5.2            $  6.0            $  5.8
Plan participant contributions                                 (1.0)             (1.5)             (0.9)
Interest cost on projected benefit obligation                  13.5              12.9              11.5
Expected return on plan assets                                (11.5)             (9.7)             (6.3)
Net amortization and deferral                                   4.9               4.8               5.8
                                                        ----------------- ----------------- -----------------
Net periodic pension cost                                     $11.1             $12.5             $15.9
                                                        ================= ================= =================

(In Millions)                                                2006              2005
                                                        ----------------- -----------------
BENEFIT OBLIGATION
   Beginning balance                                        $274.8            $224.7
      Service cost                                             5.2               6.0
      Interest cost                                           13.5              12.9
      Benefits paid                                           (5.7)             (3.9)
      Actuarial loss                                          52.3              20.4
      Exchange rate adjustment                               (19.0)             14.7
                                                        ----------------- -----------------
   Ending balance                                           $321.1            $274.8
                                                        ================= =================

PLAN ASSETS AT FAIR VALUE
   Beginning balance                                        $168.2            $125.9
      Actual return on plan assets                            38.6               9.4
      Company contributions                                   23.1              26.5
      Plan participant contributions                           1.0               1.5
      Benefits paid                                           (4.5)             (3.6)
      Exchange rate adjustment                               (11.7)              8.5
                                                        ----------------- -----------------
   Ending balance                                           $214.7            $168.2
                                                        ================= =================

RECONCILIATION OF FUNDED STATUS
   Fund status - Benefit obligation in excess of
   plan assets                                              $106.4            $106.6
      Unrecognized net loss                                 (144.6)           (131.5)
      Unrecognized net transition obligation                   2.3               2.1
   Adjustment to recognize minimum liability                 128.8             106.6
                                                        ----------------- -----------------
   Accrued pension cost                                     $ 92.9            $ 83.8
                                                        ================= =================

ACCUMULATED BENEFIT OBLIGATION
   Fiscal year end balance                                  $317.2            $271.1
                                                        ================= =================

     The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

                                                              2006              2005              2004
                                                        ----------------- ----------------- -----------------
NET PERIODIC PENSION COST
Discount rate                                               1.8%-5.4%         1.8%-5.7%         1.8%-5.5%
Rate of increase in compensation levels                     2.0%-4.3%         2.3%-4.1%         1.0%-3.8%
Expected long-term return on assets                         2.3%-7.5%         2.3%-7.5%         2.8%-7.5%

PROJECTED BENEFIT OBLIGATIONS
Discount rate                                               1.8%-4.8%         1.8%-5.4%
Rate of increase in compensation levels                     1.8%-3.0%         2.0%-4.3%


     The following table presents the total expected benefits to be paid to plan participants for the next ten years as determined based on the same assumptions used to measure the benefit obligation at the end of the year:

                                         (In Millions)
                                        -----------------
                  2007                       $ 4.6
                  2008                         4.7
                  2009                         5.0
                  2010                         5.2
                  2011                         5.3
                  2012-2016                   30.3
                                        -----------------
                  Total                      $55.1
                                        =================

     As required by the current pension accounting standards, in each of the fiscal years presented, we recorded adjustments for minimum pension liability to equal the amount of the unfunded accumulated benefit obligation in one of our plans. For fiscal 2006, the adjustment was $22.1 million and a corresponding amount, net of a $6.7 million tax effect, is reflected in the Consolidated Financial Statements as a component of accumulated other comprehensive loss.

Note 12. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $36.8 million, $34.6 million and $25.4 million in fiscal 2006, 2005 and 2004, respectively.

     Future minimum commitments under non-cancelable operating leases are as follows:

                                                              (In Millions)
                                                      ------------------------------

                     2007                                          $ 27.0
                     2008                                            13.2
                     2009                                             6.7
                     2010                                             4.1
                     2011                                             0.8
                     Thereafter                                       0.9
                                                      ------------------------------
                     Total                                         $ 52.7
                                                      ==============================

     During fiscal 2004 we entered into a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment's residual value at the end of their lease terms for up to a maximum of $52.8 million. At May 28, 2006, the fair value of the lease guarantees was $0.6 million and is included in other non-current liabilities.

     In fiscal 2006, we entered into two agreements with local energy suppliers in Maine and Texas to purchase electricity for our manufacturing facilities located there. One of the agreements is a three-year term bulk contract where service began in June 2006. This agreement requires us to purchase a minimum level of electricity each year at a specified price as determined by the terms of the agreement. No amounts were spent in fiscal 2006 under this agreement. Future minimum purchases are $6.5 million in each of fiscal 2007, 2008 and 2009. The other agreement began in January 2006 and is a five-year term full requirement contract with no minimum purchase commitments. The agreement allows for a fixed purchase price if the annual volume purchased falls within a specified range as determined by the terms of the agreement. In fiscal 2006, we spent $2.5 million for electricity usage under this agreement.

     We had a manufacturing agreement with Fairchild Semiconductor Corporation where we were committed to purchase a minimum level of goods and services based on specified wafer prices, which were intended to approximate market prices. The agreement expired in December 2004. Total purchases from Fairchild were $4.5 million in fiscal 2005 and $16.7 million in fiscal 2004.

Contingencies -- Legal Proceedings

Environmental Matters. We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2006, 2005 and 2004.

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

Tax Matters. The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years (See Note 8 to the Consolidated Financial Statements). We are contesting the claims through the IRS administrative process and believe adequate provision has been made for the ultimate outcome.

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

     In November  2000,  a  derivative  action was brought  against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. Plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. Plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005 and we are awaiting the court's ruling. We intend to continue to contest the case through all available means.

     In September 2002, iTech Group ("iTech") brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We have appealed the verdict and judgment and have filed our appellate briefs. We intend to continue to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

Note 13. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, "Disclosures about Segments of an
Enterprise  and  Related  Information,"  and  our  chief  executive  officer  is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2006, our Analog segment, which accounted for 86 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS 131 of a reportable segment are combined under "All Others." Segment information for fiscal 2005 and 2004 has been reclassified to conform to the fiscal 2006 presentation.

     Product line business units that make up the Analog segment include amplifiers, audio, interface, data conversion and power management. These business units represent the core analog standard linear focus and receive the majority of our research and development investment funds. Other business units in our Analog segment that feature a variety of mixed-signal products, which combine analog and digital circuitry onto the same chip, include flat panel displays, CRT displays, RF products, ASIC & telecom and Hi-Rel. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets such as wireless handsets, portable electronic devices, displays, and at applications for broader markets, such as industrial and medical equipment, automotive and communications infrastructure.

     Aside from these operating segments, our corporate structure in fiscal years 2006, 2005 and 2004 also included the centralized Worldwide Marketing and Sales Group, the Technology Development Group, the Manufacturing Operations Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

     With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the Consolidated Financial Statements as described in Note 1 are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. We allocate certain expenses associated with centralized manufacturing, selling, marketing and general administration to operating segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. Interest income and expense are combined with other treasury related income/expenses and then allocated to operating segments based on the percentage of net trade sales for each operating segment to total net trade sales.

     The following table presents specified amounts included in the measure of segment results or the determination of segment assets:

                                                       Analog
(In Millions)                                          Segment      All Others        Total
                                                     ------------- -------------- ---------------
2006
Sales to unaffiliated customers                      $  1,845.2    $    312.9        $ 2,158.1
                                                     ============= ============== ===============
Segment income before income taxes                   $    660.2    $     35.0        $   695.2
                                                     ============= ============== ===============
Depreciation and amortization                        $      12.5   $    153.8        $   166.3
Interest income                                      $         -   $     33.7        $    33.7
Interest expense                                     $         -   $      1.9        $     1.9
Goodwill impairment loss                             $       7.6   $      -          $     7.6
Gain on sale of businesses                           $      28.9   $      -          $    28.9
Share in net losses of equity-method
  investments                                        $       0.6   $      0.1        $     0.7
Segment assets                                       $     192.8   $  2,318.3        $ 2,511.1

2005
Sales to unaffiliated customers                      $  1,666.3    $    246.8        $ 1,913.1
                                                     ============= ============== ===============
Segment income before income taxes                   $    353.5    $     56.4        $   409.9
                                                     ============= ============== ===============
Depreciation and amortization                        $     16.3    $    178.1        $   194.4
Interest income                                      $      -      $     17.4        $    17.4
Interest expense                                     $      -      $      1.5        $     1.5
Goodwill impairment loss                             $     86.1    $      -          $    86.1
Gain on sale of businesses                           $      -      $     59.9        $    59.9
Share in net losses of equity-method
  investments                                        $      2.1    $      3.6        $     5.7
Segment assets                                       $    213.7    $  2,290.5        $ 2,504.2

2004
Sales to unaffiliated customers                      $  1,677.5    $    305.6        $ 1,983.1
                                                     ============= ============== ===============
Segment income (loss) before income taxes            $    419.4    $    (85.7)       $   333.7
                                                     ============= ============== ===============
Depreciation and amortization                        $     17.0    $    192.9        $   209.9
Interest income                                      $      -      $     11.6        $    11.6
Interest expense                                     $      -      $      1.2        $     1.2
Share in net losses of equity-method
  investments                                        $      6.6    $      7.5        $    14.1
Segment assets                                       $    307.0    $  1,973.4        $ 2,280.4

     Segment assets consist only of those assets that are specifically dedicated to an operating segment and include inventories, equipment, equity investments, goodwill and amortizable intangibles assets. As of May 28, 2006, there were no equity method investments included in segment assets of the Analog segment. Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities contained in the standard cost of product for each segment.

     Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2006, 2005 and 2004, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

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

     The following tables provide geographic sales to and asset information by major countries within the main geographic areas:

(In Millions)                                    2006             2005            2004
                                            ---------------- ---------------- ---------------
Sales to unaffiliated customers:
   People's Republic of China                $   573.5        $   502.9        $   544.0
   Singapore                                     479.7            395.6            377.8
   United States                                 428.9            378.6            421.2
   Japan                                         280.1            248.6            250.3
   Germany                                       219.5            194.9            218.9
   United Kingdom                                176.4            192.4            170.9
   Rest of World                                   -                0.1              -
                                            ---------------- ---------------- ---------------
Total                                        $ 2,158.1        $ 1,913.1        $ 1,983.1
                                            ================ ================ ===============

(In Millions)                                    2006             2005
                                            ----------------- ---------------

Long-lived assets:
   United States                             $   516.1         $  523.7
   Malaysia                                      154.6            133.6
   Rest of World                                 114.2            138.3
                                            ----------------- ---------------
Total                                        $   784.9         $  795.6
                                            ================= ===============

     Our top ten customers combined represented approximately 64 percent of total accounts receivable at May 28, 2006 and approximately 49 percent at May 29, 2005. In fiscal 2006, we had two distributors who each accounted for approximately 12 percent of total net sales. In fiscal 2005 and 2004, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products.

Note 14. Supplemental Disclosure of Cash Flow Information and Non-cash Investing and Financing Activities

(In Millions)                                                               2006         2005          2004
                                                                         ------------ ------------ --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
Cash paid for:
  Interest                                                                  $   1.9       $  1.4       $  1.3
  Income taxes                                                              $  16.4       $ 76.1       $ 15.4

SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES
Issuance of stock for employee benefit plans                                $   -         $  -         $  0.9
Issuance of common stock to directors                                       $   2.6       $  1.0       $  0.4
Issuance of common stock in connection with the final installment
  payment of the purchase price paid for DigitalQuake                           -            -         $  0.6
Unearned compensation relating to restricted stock issuance                 $   4.5       $  2.6       $  3.1
Unearned compensation relating to grants of restricted stock units          $   0.6       $  -         $  -
Restricted stock cancellation                                               $   1.3       $  1.4       $  1.4
Change in unrealized gain on cash flow hedges                               $   -         $  -         $  0.2
Change in unrealized gain on available-for-sale securities                  $  (0.1)      $ (0.3)      $ (3.4)
Minimum pension liability                                                   $  15.4       $  9.5       $ (29.1)
Acquisition of software license under long-term contracts                   $  20.5       $  -         $  19.7
Repurchase of common stock upon settlement of an advance
  repurchase contract                                                       $   -         $ 30.0       $   -


Note 15. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2006 and 2005:

                                                       Fourth          Third           Second          First
(In Millions, Except Per Share Amounts)                Quarter        Quarter          Quarter         Quarter
                                                    -------------- --------------- --------------- ---------------
2006
Net sales                                               $572.6         $547.7          $544.0          $493.8
Gross margin                                            $351.5         $332.2          $311.3          $277.7
Net income                                              $118.8         $130.1          $114.7          $ 85.6
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings per share:
   Net income:
      Basic                                             $  0.35        $  0.39         $  0.34         $  0.25
      Diluted                                           $  0.34        $  0.37         $  0.32         $  0.24
--------------------------------------------------- -------------- --------------- --------------- ---------------

   Weighted-average common and potential
      common shares outstanding:
      Basic                                              336.3          337.5           339.7           345.8
      Diluted                                            352.3          354.6           356.7           363.9
--------------------------------------------------- -------------- --------------- --------------- ---------------

Common stock price - high                               $ 30.93        $ 29.55         $ 26.67         $ 25.81
Common stock price - low                                $ 24.98        $ 25.31         $ 21.24         $ 19.50
--------------------------------------------------- -------------- --------------- --------------- ---------------

2005
Net sales                                               $467.0         $449.2          $448.9          $548.0
Gross margin                                            $255.6         $236.6          $227.0          $301.6
Net income                                              $130.2         $ 77.4          $ 90.0          $117.7
--------------------------------------------------- -------------- --------------- --------------- ---------------

Earnings per share:
   Net income:
      Basic                                             $  0.37        $  0.22         $  0.25         $  0.33
      Diluted                                           $  0.36        $  0.21         $  0.24         $  0.31
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
--------------------------------------------------- -------------- --------------- --------------- ---------------

     Our common stock is traded on the New York Stock Exchange and the Pacific Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 28, 2006, there were approximately 6,163 holders of common stock.

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 28, 2006 and May 29, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 28, 2006. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 28, 2006 and May 29, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended May 28, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 26, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.


                                                KPMG LLP



Mountain View, California
July 26, 2006

            Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting in Item 9A, that National Semiconductor Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that National Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of May 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 28, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 28, 2006 and May 29, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 28, 2006, and the related financial statement schedule and our report dated July 26, 2006 expressed an unqualified opinion on those consolidated financial statements.

                                                    KPMG LLP

Mountain View, California
July 26, 2006

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

     We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings containing financial statements. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

     Management assessed our internal control over financial reporting as of May 28, 2006, the end of our 2006 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

     Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2006 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of this assessment with the audit committee of our board of directors.

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

Changes in Internal Controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2006, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following information appearing in our Proxy Statement for the 2006 annual meeting of shareholders to be held on or about October 6, 2006 and which will be filed in definitive form pursuant to Regulation 14A on or about September 1, 2006 (hereinafter "2006 Proxy Statement"), is incorporated herein by reference:

     o information concerning our directors appearing in the section on the proposal relating to election of directors;

     o information appearing under the subcaptions "Audit Committee," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Code of Business Conduct and Ethics" appearing in the section titled "Corporate Governance, Board Meetings and Committees."

     Information concerning our executive officers is set forth in Part I of the Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled "Executive Compensation" (including all related subcaptions thereof), under the subcaptions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation" in the section titled "Corporate Governance, Board Meetings and Committees," in the section titled "Compensation Committee Report on Executive Compensation," and in the section titled "Company Stock Price Performance" in the 2006 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled "Security Ownership of Certain Beneficial Owners" in the 2006 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group, appearing under the caption "Security Ownership of Management" in the 2006 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans
The following table summarizes share and exercise price information about our equity compensation plans as of May 28, 2006.

Equity Compensation Plan Information

                                                                                          Number of securities
                                         Number of securities     Weighted-average       remaining available for
                                           to be issued upon      exercise price of    future issuance under equity
                                              exercise of            outstanding            compensation plans
                                         outstanding options,     options, warrants        (excluding securities
            Plan Category                warrants, and rights         and rights          reflected in column (a))
                                                  (a)                    (b)                        (c)
                                        ------------------------ --------------------- ------------------------------
Equity compensation plans approved by
security holders:
      Option Plans (1)                         18,003,308                $16.18                    1,445,888
      Employee Stock Purchase Plan                      -                  -                      11,663,945
      Director Stock Plan                               -                  -                         538,959
      2005 Executive Officer Equity
      Plan (2)                                          -                  -                       3,000,000
Equity compensation plans not
approved by security holders:
      Option Plans (3)                         39,134,993                $17.89                   46,277,729
      Restricted Stock Plan (4)                    20,300                  -                       1,855,598
                                        ----------------------  ---------------------  -----------------------------
Total                                          57,158,601                                         64,782,119
                                        ======================  =====================  =============================

(1) Includes shares to be issued upon exercise of options under the Stock Option Plan, Executive Officer Stock Option Plan and Director Stock Option Plan.
(2) Includes shares to be issued upon the exercise of options and/or stock appreciation rights, as well as shares issued upon payment of performance share awards.
(3) Includes shares to be issued upon exercise of options under the 1997 Employees Stock Option Plan.
(4)  Includes shares to be issued upon vesting of restricted stock units.

Information about our Equity Compensation Plans not Approved by Stockholders
The 1997 Employees Stock Option Plan provides for the grant of non-qualified stock options to employees who are not executive officers of the company. Options are granted at market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can vest after six months; all options granted since the beginning of fiscal 2004 begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years.

     Our Restricted Stock Plan authorizes issuance of restricted stock to employees who are not officers of the company. The plan has been made available to employees with skills and technical expertise considered important to us. The plan also allows for the issuance of stock upon expiration of restrictions imposed on restricted stock units. The restrictions on the restricted stock and the restricted stock units expire over time, ranging from one to six years after issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Not applicable.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information appearing in the section of the 2006 Proxy Statement relating to the proposal on the Ratification of the Appointment of KPMG LLP as the Independent Auditors of the Company is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

                                                                    Pages in
(a) 1.  Financial Statements                                     this document
----------------------------                                     -------------
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended
  May 28, 2006 - refer to Index in Item 8                             40-86

iReady Corporation and Subsidiary
For the years ended September 30, 2003 and 2002; and the
 four-month period ended January 31, 2004*                         Exhibit 99.1

(a) 2. Financial Statement Schedules
------------------------------------
Schedule II - Valuation and Qualifying Accounts                         95

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

(a) 3. Exhibits
---------------
The exhibits listed in the accompanying Index to Exhibits on pages 99 to 102 of this report are filed as part of, or incorporated by reference into, this report.

*These financial statements are set forth in exhibit 99.1 and incorporated herein by reference.

NATIONAL SEMICONDUCTOR CORPORATION

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (In Millions)

                           Deducted from Receivables
                       in the Consolidated Balance Sheets

                                                           Doubtful
                     Description                           Accounts           Returns         Allowances         Total
                  -----------------                     ----------------- ----------------- ---------------- ----------------
Balance at May 25, 2003                                    $   6.7           $   5.4           $  26.1          $  38.2
  Additions charged against revenue                            -                12.4             179.7            192.1
  Deductions                                                  (4.6) (1)        (12.6)           (166.4)          (183.6)
                                                        ----------------- ----------------- ---------------- ----------------
Balances at May 30, 2004                                       2.1               5.2              39.4             46.7
  Additions charged against revenue                            -                 8.2             149.8            158.0
  Deductions                                                  (0.4) (1)         (9.8)           (167.8)          (178.0)
                                                        ----------------- ----------------- ---------------- ----------------
Balance at May 29, 2005                                        1.7               3.6              21.4             26.7
  Additions charged against revenue                            -                 5.9             210.9            216.8
  Additions charged against cost and expenses                  0.1               -                 -                0.1
  Deductions                                                  (0.3) (1)         (6.0)           (198.5)          (204.8)
                                                        ----------------- ----------------- ---------------- ----------------
Balance at May 28, 2006                                    $   1.5           $   3.5           $  33.8          $  38.8
                                                        ================= ================= ================ ================

________________________________________________


(1)  Doubtful accounts written off, less recoveries.

Our customers do not have contractual rights to return product to us except under customary warranty provisions. The majority of returns and allowances are related to the price adjustment programs we have with distributors, none of which involve return of product. As discussed in Note 1 to the Consolidated Financial Statements, we have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory, discounts for prompt payment and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Our history of actual credits granted in connection with the allowance programs has been consistent with the reserves we have accrued.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NATIONAL SEMICONDUCTOR CORPORATION

Date: July 24, 2006                           /S/ BRIAN L. HALLA*
                                              -------------------
                                              Brian L. Halla
                                              Chairman of the Board
                                              and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 24th day of July 2006.

Signature                                        Title

/S/ BRIAN L. HALLA*                              Chairman of the Board
    --------------                               and Chief Executive officer
    Brian L. Halla                               (Principal Executive Officer)

/S/ LEWIS CHEW*                                  Senior Vice President, Finance
    ----------                                   and Chief Financial Officer
    Lewis Chew                                   (Principal Financial Officer)

/S/ JAMIE E. SAMATH *                            Corporate Controller
    ----------------                             (Principal Accounting Officer)
    Jamie E. Samath

/S/ STEVEN R. APPLETON *                         Director
    -------------------
    Steven R. Appleton

/S/ GARY P. ARNOLD *                             Director
    ---------------
    Gary P. Arnold

/S/ RICHARD J. DANZIG *                          Director
    ------------------
    Richard J. Danzig

/S/ JOHN T. DICKSON *                            Director
    ----------------
    John T. Dickson

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


*By  \s\ Lewis Chew
     -------------------------------------
     Lewis Chew, Attorney-in-Fact

            Consent of Independent Registered Public Accounting Firm


The Board of Directors
National Semiconductor Corporation:


We consent to the incorporation by reference in the registration statements (Nos. 33-48943, 333-09957, 333-36733, 333-63614, 333-48424, 333-109348,
333-119963,  333-122652 and  333-129585)  on Form S-8 of National  Semiconductor
Corporation of our reports dated July 26, 2006, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 28, 2006 and May 29, 2005, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the years in the three-year period ended May 28, 2006 and the related financial statement schedule, management's assessment of the effectiveness of Internal Control Over Financial Reporting as of May 28, 2006, and the effectiveness of Internal Control Over Financial Reporting as of May 28, 2006, which reports appear in the 2006 Annual Report on Form 10-K of National Semiconductor Corporation.

                                           KPMG LLP


Mountain View, California
July 26, 2006

            Consent of Independent Registered Public Accounting Firm

The Board of Directors
iReady Corporation:


We consent to the incorporation by reference in the registration statements (Nos. 33-48943, 333-09957, 333-36733, 333-63614, 333-48424, 333-109348,
333-119963,  333-122652 and  333-129585)  on Form S-8 of National  Semiconductor
Corporation of our report dated February 18, 2004 relating to the consolidated balance sheet of iReady Corporation and subsidiary (the Company) as of September 30, 2003, and the related consolidated statements of operations, mandatorily redeemable convertible preferred stock and stockholders' deficit, and cash flows for the year then ended, which report appears in the 2006 Annual Report on Form 10-K of National Semiconductor Corporation.

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


Mountain View, California
July 26, 2006

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

3.2 By-Laws of the Company, as amended effective April 19, 2006 (incorporated by reference from the Exhibits to our Form 8-K dated April 19, 2006 filed April 20, 2006).

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

10.1 Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective July 14, 2004 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Fiscal Year 2006 Executive Officer Incentive Plan Agreement (incorporated by reference to the Exhibits to our Form 8-K dated July 19, 2005 filed July 22, 2005). Executive Officer Incentive Plan - Suneil Parulekar (incorporated by reference to the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005). Executive Officer Incentive Plan Agreement (incorporated by reference to the Exhibits to our Form 8-K dated July 18, 2006 filed July 20, 2006). Executive Officer Incentive Plan - Lewis Chew.

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

10.3 Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan, as amended effective April 15, 2003 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003). Form of stock option agreement used for options granted under the Executive Officer Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.4 Management Contract or Compensatory Plan or Arrangement; Equity Compensation Plan not approved by Stockholders: Non-Qualified Stock Option Agreement with Peter J. Sprague dated May 18, 1995 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 33-61381 which became effective July 28, 1995).

10.5 Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended and restated effective August 13, 2005 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-129585 filed November 9, 2005).

10.6 Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to the Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005). Form of stock option agreement used for options granted under the Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.7 Management Contract or Compensatory Plan or Arrangement: Director Deferral Plan (plan terminated effective April 13, 2005). (Incorporated by reference from the Exhibits to the Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005.)

10.8 Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy (incorporated by reference from the Exhibits to the Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.9 Management Contract or Compensatory Plan or Arrangement: Preferred Life Insurance Program (incorporated by reference from the Exhibits to the Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.10 Management Contract or Compensatory Plan or Arrangement: Retired Officers and Directors Health Plan.

10.11 Management Contract or Compensatory Plan or Agreement: Executive Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.12 Management Contract or Compensatory Plan or Agreement: Executive Staff Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.13 Management Contract or Compensatory Plan or Agreement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

10.14 Management Contract or Compensatory Plan or Agreement: National Semiconductor Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 24, 2002 filed April 10, 2002). Amendment One to Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Amendment Two to Deferred Compensation Plan (incorporated by reference from the Exhibits to our Form 8-K dated December 15, 2005 filed December 16, 2005).

10.15 Equity Compensation Plan not approved by Stockholders: ComCore Semiconductor, Inc. 1997 Stock Option Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-53801 filed May 28, 1998).

10.16 Equity Compensation Plan not approved by Stockholders: Restricted Stock Plan as amended effective July 19, 2006; Form of agreements used for grants of restricted stock, restricted stock units and performance based restricted stock units under the Restricted Stock Plan (all incorporated by reference from the Exhibits to Form 8-K dated July 18, 2006 filed July 20,
     2006).

10.17 Equity Compensation Plan not approved by Stockholders: 1997 Employees Stock Option Plan, as amended effective July 14, 2004 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.18 Equity Compensation Plan not approved by Stockholders: Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002 filed August 16, 2002). Amendments One to Seven to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Amendment Eight to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 8-K dated September 22, 2005 filed September 22, 2005).

10.19 Management Contract or Compensatory Plan or Arrangement: Executive Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.20 Management Contract or Compensatory Plan or Arrangement: Executive Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

10.21 Management Contract or Compensatory Plan or Arrangement: Severance Benefit Plan, as amended and restated as of January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2003 filed July 22, 2003).

10.22 Management Contract or Compensatory Plan or Arrangement: 2005 Executive Officer Equity Plan (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-122652 which became effective February 9, 2005). Form of option grant agreement under 2005 Executive Officer Equity Plan; form of performance share unit award agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our Form 8-K dated April 12, 2005 filed April 15, 2005).

10.23 Management   Contract  or  Compensatory  Plan  or  Arrangement:   Director
     Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005 filed September 30, 2005).

10.24 Management Contract or Compensatory Plan or Arrangement: Executive Financial Counseling Plan (incorporated by reference from the Exhibits to the Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.25 Management  Contract  or  Compensatory  Plan  or  Arrangement:   Corporate
     Aircraft Time Share Policy as amended July 21, 2006.

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