Form 10-Q
period 2006-08-27
NATIONAL SEMICONDUCTOR CORP
filed 2006-10-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the quarterly period ended August 27, 2006.

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one): Large Accelerated filer [X] Accelerated filer __ Non-accelerated filer __.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No [X].

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Title of Each Class                    Outstanding at August 27, 2006
          -------------------                    ------------------------------

Common stock, par value $0.50 per share                   324,227,988

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

                                                                        Page No.
                                                                        --------
Part 1. Financial Information

Item 1.  Financial Statements

Condensed  Consolidated  Statements of Income  (Unaudited)
  for the Three Months Ended August 27, 2006 and August 28, 2005            3

Condensed  Consolidated Balance Sheets (Unaudited) as of
  August 27, 2006 and May 28, 2006                                          4

Condensed Consolidated Statements of Cash Flows (Unaudited)
  for the Three Months Ended August 27, 2006 and August 28, 2005            5

Notes to Condensed Consolidated Financial Statements (Unaudited)           6-18

Item 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations                               19-29

Item 3. Quantitative and Qualitative Disclosures About Market Risk         30

Item 4. Controls and Procedures                                            31

Part II. Other Information

Item 1. Legal Proceedings                                                  32

Item 1A. Risk Factors                                                     32-37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        38

Item 6. Exhibits                                                           39

Signature                                                                  40

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                            Three Months Ended
                                                       -------------------------
                                                         Aug. 27,      Aug. 28,
(In Millions, Except Per Share Amounts)                    2006         2005
                                                       ------------ -------------
  Net sales                                            $   541.4     $   493.8
  Cost of sales                                            207.1         216.1
                                                       ------------ -------------

  Gross margin                                             334.3         277.7

  Research and development                                  88.8          80.5
  Selling, general and administrative                       78.6          66.7
  Severance and restructuring expenses                       2.7          28.0
  Gain on sale of business                                   -           (24.3)
  Other operating income, net                               (1.3)         (1.0)
                                                       ------------ -------------

  Operating expenses, net                                  168.8         149.9
                                                       ------------ -------------

  Operating income                                         165.5         127.8
  Interest income, net                                      10.5           7.1
  Other non-operating expense, net                          (0.1)         (2.5)
                                                       ------------ -------------

  Income before taxes                                      175.9         132.4
  Income tax expense                                        55.8          46.8
                                                       ------------ -------------

  Net income                                           $   120.1      $   85.6
                                                       ============ =============

  Earnings per share:
       Basic                                           $     0.36     $    0.25
       Diluted                                         $     0.35     $    0.24

  Weighted-average shares used to calculate earnings per share:
       Basic                                               329.5         345.8
       Diluted                                             343.7         363.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                                                Aug. 27,                May 28,
   (In Millions)                                                                  2006                   2006
                                                                         --------------------    ------------------
ASSETS
   Current assets:
      Cash and cash equivalents                                          $        840.3          $         932.2
      Short-term marketable investments                                             -                      110.3
      Receivables, less allowances of $33.5 in fiscal 2007
         and $38.8 in fiscal 2006                                                 195.6                    208.6
      Inventories                                                                 195.7                    189.4
      Deferred tax assets                                                          81.5                     74.7
      Other current assets                                                         31.6                     25.3
                                                                         --------------------    ------------------

      Total current assets                                                      1,344.7                  1,540.5

   Net property, plant and equipment                                              622.6                    627.7
   Goodwill                                                                        57.3                     57.3
   Deferred tax assets, net                                                       184.1                    185.7
   Other assets                                                                   112.9                     99.9
                                                                         --------------------    ------------------

   Total assets                                                          $      2,321.6           $      2,511.1
                                                                         ====================    ==================

   LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
      Current portion of long-term debt                                  $         20.9           $          -
      Accounts payable                                                             82.4                    108.8
      Accrued expenses                                                            127.7                    191.0
      Income taxes payable                                                        130.3                     98.5
                                                                         --------------------    ------------------

      Total current liabilities                                                   361.3                    398.3

   Long-term debt                                                                   0.2                     21.1
   Other non-current liabilities                                                  165.5                    165.6
                                                                         --------------------    ------------------

      Total liabilities                                                           527.0                    585.0
                                                                         --------------------    ------------------

   Commitments and contingencies

   Shareholders' equity:
      Common stock of $0.50 par value.
        Authorized 850,000,000 shares.  Issued and outstanding
        324,227,988 in 2007 and 335,680,499 in 2006                               162.1                   167.8
      Additional paid-in capital                                                  259.1                   504.2
      Retained earnings                                                         1,486.3                 1,376.2
      Unearned compensation                                                         -                      (8.6)
      Accumulated other comprehensive loss                                       (112.9)                 (113.5)
                                                                         --------------------    ------------------

      Total shareholders' equity                                                1,794.6                 1,926.1
                                                                         --------------------    ------------------

   Total liabilities and shareholders' equity                             $     2,321.6            $    2,511.1
                                                                         ====================    ==================

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Three Months Ended
                                                                           ----------------------------------------
                                                                              Aug. 27,                 Aug. 28,
     (In Millions)                                                              2006                     2005
                                                                            ---------------        ----------------
      Cash flows from operating activities:
      Net income                                                           $       120.1           $        85.6
      Adjustments to reconcile net income with net cash
        provided by operating activities:
        Share-based compensation expense                                            23.9                     1.7
        Excess tax benefit from share-based payment arrangements                    (1.4)                    -
        Tax benefit associated with stock options                                    2.9                    23.3
         Depreciation and amortization                                              37.5                    42.4
         Loss on investments                                                         0.1                     2.2
         Share in net losses of equity-method investments                            -                       0.3
         Loss on disposal of equipment                                               0.6                     1.7
         Gain on sale of businesses                                                  -                     (24.3)
         Other, net                                                                  0.7                    (0.8)
         Changes in certain assets and liabilities, net:
            Receivables                                                             13.2                   (30.1)
            Inventories                                                             (3.0)                   13.1
            Other current assets                                                    (6.2)                   (2.2)
            Accounts payable and accrued expenses                                  (81.3)                   15.7
            Current and deferred income taxes                                       26.2                    22.4
            Other non-current assets                                                 -                     (10.3)
            Other non-current liabilities                                           (0.1)                   11.9
                                                                           ---------------         ----------------
      Net cash provided by operating activities                                    133.2                   152.6
                                                                           ---------------         ----------------

      Cash flows from investing activities:
      Purchase of property, plant and equipment                                    (40.9)                 (12.8)
      Sale of business                                                               -                     60.0
      Sale and maturity of available-for-sale securities                           110.8                    -
      Funding of benefit plan                                                       (6.6)                  (1.2)
      Other, net                                                                     0.8                   (1.1)
                                                                           ---------------         ----------------
      Net cash used by investing activities                                        (64.1)                 (44.9)
                                                                           ---------------         ----------------

      Cash flows from financing activities:
      Payment on software license obligations                                       (8.4)                 (12.9)
      Excess tax benefit from share-based payment arrangements                       1.4                    -
      Proceeds from issuance of common stock                                        12.8                   91.1
      Purchase and retirement of treasury stock                                   (285.0)                (275.3)
      Cash dividends declared and paid                                             (10.0)                  (7.0)
                                                                           ---------------         ----------------

      Net cash used by financing activities                                       (289.2)                (204.1)
                                                                           ---------------         ----------------

      Net change in cash and cash equivalents                                      (91.9)                  (6.6)
      Cash and cash equivalents at beginning of period                             932.2                  867.1
                                                                           ---------------         ----------------

      Cash and cash equivalents at end of period                           $       840.3           $      860.5
                                                                           ===============         ================
See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

o Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems.

o Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations to necessarily be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 28, 2006.

o Property, Plant and Equipment

The following table provides detail information related to property, plant and equipment:

                                                                             Aug. 27,       May 28,
                                                                               2006          2006
                                                                         -------------- ---------------
Total property, plant and equipment                                      $   2,728.3     $   2,732.4
Less accumulated depreciation and amortization                              (2,105.7)       (2,104.7)
                                                                         -------------- ---------------
Property, plant and equipment, net                                       $     622.6     $     627.7
                                                                         ============== ===============

o Share-based Compensation

We adopted SFAS No. 123 (revised 2004), "Share-Based Payment," on May 29, 2006, the first day of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and instead requires that such transactions be accounted for under the fair-value method. We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). Under the modified prospective method, share-based compensation expense includes amounts for those share-based awards granted beginning in fiscal 2007 and all unvested share-based awards granted prior to May 29, 2006. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans as described in Note 5 to the Condensed Consolidated Financial Statements.

     The fair value of awards granted under our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair-value of awards granted under our restricted stock plans is based on the market price of our common stock on the date of grant. The fair-value is recognized on a straight-line basis over the vesting period. The compensation expense for share-based awards granted prior to May 29, 2006 is based on the fair values previously determined for the pro forma disclosure required under SFAS No. 123, adjusted for expected forfeitures. Share-based compensation expense included in operating results for fiscal 2007 and 2006 are presented in the following table:

                                                             Three Months Ended
                                                   ---------------------------------------
                                                       Aug. 27,             Aug. 28,
                                                         2006                 2005
                                                   ----------------- - -------------------
Cost of sales                                             $  2.5               $   -
Research and development                                     7.5                   0.8
Selling, general and administrative                         13.9                   0.9
                                                   ----------------- - -------------------
Total share-based compensation included
      in income before taxes                                23.9                   1.7
Income tax benefit                                          (9.7)                 (0.5)
                                                   ----------------- - -------------------
Total share-based compensation, net of tax,
      included in net income                             $  14.2               $   1.2
                                                   ================= = ===================
Share-based compensation effects on
      earnings per share:
         Basic                                           $   0.04              $   -
         Diluted                                         $   0.04              $   -

Share-based compensation capitalized
      in inventory                                       $   3.3               $   -
                                                   ================= = ===================

Total share-based compensation                           $  27.2               $   1.7
                                                   ================= = ===================

     The effect of adopting SFAS No. 123(R) at the beginning of fiscal 2007 on income before taxes and net income for the first quarter of fiscal 2007 was a reduction of $21.5 million and $12.8 million, respectively. This is primarily due to the recognition of new share-based compensation expense arising from our stock option and stock purchase plans. Basic and diluted earnings per share for the first quarter were both reduced by $0.04. Beginning in fiscal 2007, we have reported excess tax benefits from the exercise of share-based compensation awards as a financing activity, with a corresponding amount reported as an operating activity in the Condensed Consolidated Statement of Cash Flows. We have also reported share-based compensation expense as an operating activity in the Condensed Consolidated Statement of Cash Flows and the corresponding amount for fiscal 2006 has been reclassified to conform to the fiscal 2007 presentation. Net income for fiscal 2006 has not been affected by this reclassification.

     Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." The pro forma information illustrated the effect on net income and earnings per share as if we had accounted for share-based awards to employees under the fair value method specified by SFAS No. 123. Pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 is presented in the following table:

                                                    Three Months Ended
                                                  -----------------------
                                                         Aug. 28,
                                                           2005
                                                  -----------------------
Net income - as reported                                     $ 85.6
Add back:  Share-based compensation charge
      included in net income determined under
      the intrinsic value method, net of tax                    1.2
Deduct:  Total share-based compensation
      expense determined under the fair value
      Method, net of tax                                      (20.1)
                                                  -----------------------

Net income - pro forma                                       $ 66.7
                                                  =======================

Basic earnings per share - as reported                       $  0.25
Basic earnings per share - pro forma                         $  0.19
Diluted earnings per share - as reported                     $  0.24
Diluted earnings per share - pro forma*                      $  0.19
------------------------------------------------- -----------------------
* Pro forma diluted  earnings per share for the first quarter of fiscal 2006 was revised to include the effect of unamortized  compensation in the treasury stock calculation  used for determining  diluted  earnings per share.  The revision to diluted earnings per share was immaterial for the first quarter of fiscal 2006.

     The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

                                                Three Month Ended
                                      ---------------------------------------

                                           Aug. 27,            Aug. 28,
                                             2006                2005
                                      -------------------- ------------------
Stock Option Plans
        Expected life (in years)                 4.1                 5.4
        Expected volatility                       38%                 68%
        Risk-free interest rate                  5.1%                4.2%
        Dividend Yield                           0.5%                0.3%

Stock Purchase Plans
        Expected life (in years)                 0.6                 0.7
        Expected volatility                       37%                 35%
        Risk-free interest rate                  4.8%                3.2%
        Dividend Yield                           0.5%                0.4%

     The expected life is based on the simplified method specified by U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 107 since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined in connection with the adoption of SFAS No. 123(R) that implied volatility is more reflective of the market's expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with SFAS No. 123 for purposes of our pro forma information. The risk-free interest rate is based upon interest rates that match the terms of our employee stock option and purchase plans. The dividend yield is based on recent history and our expectation of dividend payouts.

     The weighted-average fair value of stock options granted for the first quarter of fiscal 2007 and 2006 was $8.50 and $15.04 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.64 per share and $5.94 per share for the first quarter of fiscal 2007 and 2006, respectively.

     Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee's retention of the option is no longer contingent on the obligation to provide continuous service (the "non-substantive vesting period approach"). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we have changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that are granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts disclosed in the pro forma table above and for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $4.8 million in the first quarter of fiscal 2007 and lower by $1.9 million in the pro forma results for the first quarter of fiscal 2006.

o Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

                                                            Three Months Ended
                                                        ------------------------
                                                          Aug. 27,     Aug. 28,
(In Millions)                                               2006         2005
                                                        ------------ -----------
Numerator:
  Net income                                            $   120.1     $  85.6
                                                        ============ ===========

Denominator:
  Weighted-average common shares outstanding
   used for basic earnings per share                        329.5       345.8

  Effect of dilutive securities:
   Stock options                                             14.2        18.1
                                                        ------------ -----------

Weighted-average common and potential
  common shares outstanding used for
  diluted earnings per share                                343.7       363.9
                                                        ============ ===========

     For  the  first  quarter  of  fiscal  2007,  we  did  not  include  options
outstanding   to  purchase   19.5   million   shares  of  common  stock  with  a
weighted-average per share exercise price of $26.63 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. However, these shares could potentially dilute earnings per share in the future. For the first quarter of fiscal 2006, we did not include options outstanding to purchase 13.6 million shares of common stock with a weighted-average per share exercise price of $28.91 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the same period.

o Reclassifications

Certain amounts reported in fiscal 2006 have been reclassified to conform to the
fiscal   2007   presentation.   Net  income  has  not  been   affected   by  the
reclassification.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

                                                                 Aug. 27,                    May 28,
(In Millions)                                                      2006                        2006
                                                        --------------------------- ---------------------------
Inventories:
  Raw materials                                                  $   15.7                  $   17.7
  Work in process                                                   126.3                     109.7
  Finished goods                                                     53.7                      62.0
                                                        --------------------------- ---------------------------

Total inventories                                                 $ 195.7                   $ 189.4
                                                        =========================== ===========================

Condensed consolidated statements of operations:

                                                             Three Months Ended
                                                       ----------------------------
                                                          Aug. 27,      Aug. 28,
(In Millions)                                               2006          2005
                                                       ------------- --------------
Other operating income, net
  Net intellectual property income                       $   (0.6)      $  (0.7)
  Other                                                      (0.7)         (0.3)
                                                       ------------- --------------

  Total other operating income, net                      $   (1.3)      $  (1.0)
                                                       ============= ==============

Interest income, net
  Interest income                                        $   11.0       $   7.4
  Interest expense                                           (0.5)         (0.3)
                                                       ------------- --------------
  Interest income, net                                   $   10.5       $   7.1
                                                       ============= ==============

Other non-operating expense, net:
Net gain on marketable and other investments, net:
    Trading securities:
      Change in net unrealized holding gains and losses  $   (0.1)      $   2.0
      Impairment loss                                         -            (4.2)
                                                         ----------- --------------
Total net loss on marketable and other
  investments, net                                           (0.1)         (2.2)
Share in net losses of equity-method investments              -            (0.3)
                                                         ----------- --------------
  Total other non-operating expense, net                 $   (0.1)      $  (2.5)
                                                         =========== ==============

Condensed Consolidated Statements of Comprehensive Income (Unaudited):

                                                              Three Months Ended
                                                          ------------------------
                                                             Aug. 27,    Aug. 28,
(In Millions)                                                  2006       2005
                                                          ------------ -----------
Net income                                                  $  120.1   $     85.6

Other comprehensive income, net of tax                           0.6          1.2
                                                          ------------ -----------

Comprehensive income                                        $  120.7   $     86.8
                                                          ============ ===========

Other comprehensive income includes unrealized gains on available-for-sale securities and cash flow hedges.

Note 3.  Statements of Cash Flow Information

                                                                                    Three Months Ended
                                                                          ------------------------------------
                                                                                Aug. 27,           Aug. 28,
(In Millions)                                                                     2006               2005
                                                                          ------------------- ----------------
Supplemental Disclosure of Cash Flow Information:

Cash paid for:
     Interest                                                                   $    0.5            $    0.3
     Income taxes                                                               $   28.6            $    3.7

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Unearned compensation relating to issuance of restricted stock                  $    -              $    0.9
Restricted stock cancellation                                                   $    0.1            $   (0.4)
Change in unrealized gain on available-for-sale securities                      $    0.5            $    1.2
Purchase of software under license obligations, net                             $    -              $   19.9

Note 4. Cost Reduction and Restructuring Programs

During  the  first  quarter  of  fiscal  2007,  we  began  to  convert   certain
wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity to support our high-value, high-performance analog products. This conversion is expected to reduce product cost, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. The conversion activity necessitated a workforce reduction of 87 employees in Texas. Departure of the affected employees will coincide with the phased timing of the conversion. Equipment conversion started in June 2006 and is expected to be completed by the end of fiscal 2007. We recorded a $2.7 million charge for severance in the first quarter of fiscal 2007, which includes severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas. This represents the total amount expected to be incurred in connection with these exit activities.

The following table provides further detail of the total net charge recorded as severance expense in the first quarter of fiscal 2007:

                                              Analog
(In Millions)                                Segment         All Others          Total
                                         ----------------- ---------------- -----------------
Cost reduction program charge:
      Texas capacity conversion:
         Severance                           $    0.3          $  2.4            $ 2.7
                                         ----------------- ---------------- -----------------

Total cost reduction program charge          $    0.3          $  2.4            $ 2.7
                                         ================= ================ =================

     We also completed the closure of our assembly and test plant in Singapore by the end of the first quarter of fiscal 2007. All production activity ceased by the end of July 2006. We plan to sell the facility in its current condition including residual equipment and we are actively engaged in a program to locate a buyer and believe we can sell the facility for at least its current carrying value less costs to sell. As a result, the Singapore plant assets, which have a carrying value of $7.6 million, have been classified as "held for sale" and are reported in Other Assets in the balance sheet as of August 27, 2006.

     The following table provides a summary of the activities for the three months ended August 27, 2006 related to our cost reduction and restructuring actions included in accrued liabilities:

                                              Fiscal 2007              Cost Reduction
                                             Cost Reduction                Actions
                                                 Action                In Prior Years
                                           -------------------    --------------------------
                                                                                Other Exit
(In Millions)                                  Severance           Severance      Costs           Total
                                           -------------------    ------------ -------------    -----------
Balance at May 28, 2006                         $    -              $  8.5        $  5.5          $ 14.0
      Cost reduction charge                          2.7               -             -               2.7
      Cash payments                                 (0.6)             (5.8)         (0.1)           (6.5)
      Exchange rate adjustment                       -                 -             0.4             0.4
                                           -------------------    ------------ -------------    -----------

Balance at August 27, 2006                           2.1               2.7           5.8            10.6

Less non-current portion of
      lease obligations included
      included in other non-
      current liabilities                            -                 -            (4.8)           (4.8)
                                           -------------------    ------------ -------------    -----------

Balance included in accrued liabilities        $     2.1           $   2.7        $  1.0          $  5.8
                                           ===================    ============ =============    ===========

     During the first quarter of fiscal 2007, we paid severance to 177 employees in connection with workforce reductions related to the Texas and Singapore operations. Amounts paid for other exit-related costs during the first quarter of fiscal 2007 were primarily for payments under lease obligations associated with actions taken in prior years. The non-current portion of our lease obligations was subject to foreign currency re-measurement, which resulted in a $0.4 million increase to our liability.

Note 5. Share-Based Compensation Plans

o Stock Option Plans

We have four stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. Another plan, which has been in effect since 1997, authorizes the grant of up to a total of 140,000,000 shares of common stock for non-qualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which authorizes the grant of shares of common stock for non-qualified stock options only to executive officers. The 2005 Executive Officer Equity Plan authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be pursuant to the exercise of stock options. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. All options granted since the beginning of fiscal 2004 expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

     We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 520,000 shares of common stock with a weighted-average exercise price of $14.26 and weighted-average remaining contractual life of 5.1 years were outstanding and exercisable as of August 27, 2006. In connection with the approval of amendments to the directors' stock plan in fiscal 2006, new options have ceased to be granted.

     Changes in shares of common stock outstanding under the option plans (excluding the director stock option plan) during the first quarter of fiscal 2007 were as follows:

                                              Number of
                                               Shares            Weighted-Average
                                            (In Million)          Exercise Price
                                         --------------------- -----------------------
Outstanding at May 28, 2006                    56.6                  $17.38
      Granted                                   5.6                  $23.05
      Exercised                                (0.6)                 $10.94
      Forfeited                                (0.1)                 $18.81
      Expired                                  (0.6)                 $29.37
                                         --------------------- -----------------------

Outstanding at August 27, 2006                 60.9                  $17.84
                                         ===================== =======================

     The total intrinsic value of options exercised was $7.4 million in the first quarter of fiscal 2007 and $76.9 million in the first quarter of fiscal 2006. Total unrecognized compensation cost related to stock option grants not yet recognized as of August 27, 2006 was $156.7 million, which is expected to be recognized over a weighted average period of 2.5 years.

The  following  table  provides  additional   information  about  total  options
outstanding under the stock option plans (excluding the director stock option plan) at August 27, 2006:

                                                                         Aggregate      Weighted-Average
                               Number of                                 Intrinsic          Remaining
                                Shares           Weighted-Average          Value        Contractual Life
                             (In Millions)        Exercise Price       (In Millions)       (In Years)
                            ----------------- -------------------- ------------------- ---------------------
Fully vested and
      expected to vest              60.1                 $17.79              $408.9              4.5

 Currently exercisable              43.6                 $17.15              $338.0              4.3

o Stock Purchase Plans

     We have an employee stock purchase plan which was approved by shareholders and authorizes the issuance of up to 16,000,000 shares in quarterly offerings to eligible employees worldwide at a price that is equal to 85 percent of the lower of the common stock's fair market value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period. Our purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. We have amended the stock purchase plan which will change the price paid by the employee to 85 percent of the lower of the common stock's fair market value at the time of enrollment in one of two six month purchase periods in a one year offering period or the end of the purchase period. This change becomes effective October 1, 2006. Under the terms of our purchase plan, we issued 0.3 million shares in the first quarter of fiscal 2007 to employees for $6.6 million.

o Other Stock Plans

     We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. There were no shares issued during the first quarter of fiscal 2007. Total unrecognized compensation cost as of August 27, 2006 related to non-vested awards granted under this plan was $0.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

     We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan also permits the granting of restricted stock units; once the units are vested, stock is issued to the plan participant. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. Restrictions and vesting of restricted stock units expire over time, ranging from one to six years after issuance. Restrictions on some restricted stock units also expire based on achievement of performance conditions over a minimum two year performance period. Prior to the adoption of SFAS No. 123(R), we recorded unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the Consolidated Financial Statements as a separate component of shareholders' equity. Upon the adoption of SFAS No. 123(R), we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders' equity. Total unrecognized compensation cost related to non-vested shares granted under the restricted stock plan as of August 27, 2006 was $7.4 million, which is expected to be recognized over a weighted average period of 4.3 years.

     The following table provides a summary of activity during the first quarter of fiscal 2007 for non-vested shares and units granted under the restricted stock plan:

                                              Number of          Weighted-Average
                                               Shares          Grant-Date Fair Value
(In Thousands)                          --------------------- -----------------------
Outstanding at May 28, 2006                     531.6                  $20.17
      Granted/Issued                             68.0                  $24.23
      Vested                                    (44.6)                 $20.26
      Forfeited                                  (3.3)                 $25.12
                                         --------------------- -----------------------
Outstanding at August 27, 2006                   551.7                 $20.64
                                         ===================== =======================

The total fair value of shares vested in the first quarter of fiscal 2007 was $1.0 million and in the first quarter of fiscal 2006 was $0.9 million.

     The 2005 Executive Officer Equity Plan, which was approved by shareholders in October 2004, authorizes the issuance of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of this total, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. Targets for the performance share units for the first performance period, which is still in process, were established in the first quarter of fiscal 2006. Targets for the performance share units for the second performance period were established in July 2006. Each performance period covers a two year cycle. As of August 27, 2006, no shares have been issued under the plan. Total unrecognized compensation cost related to performance share units not yet vested as of August 27, 2006 was $17.3 million, which is expected to be recognized over a weighted average period of 1.3 years.

Note 6. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2007 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

                                                              Three Months Ended
                                                         ---------------------------
                                                             Aug. 27,      Aug. 28,
  (In Millions)                                                2006         2005
                                                         -------------- ------------
  Service cost of benefits earned during the period         $   1.5        $   1.4
  Plan participant contributions                               (0.3)          (0.3)
  Interest cost on projected benefit obligation                 4.1            3.3
  Expected return on plan assets                               (4.2)          (2.8)
  Net amortization and deferral                                 1.6            1.2
                                                         -------------- ------------
  Net periodic pension cost                                 $   2.7        $   2.8
                                                         ============== ============

     Total contributions paid to these plans were $0.9 million during the first quarter of fiscal 2007 and $0.8 million during the first quarter of fiscal 2006. We currently expect our total fiscal 2007 contribution to these plans to be approximately $8 million.

Note 7.  Shareholders' Equity

o Stock Purchase Rights

The preferred stock purchase rights associated with our common stock which had certain potential anti-takeover effects expired August 8, 2006.

o Stock Repurchase Program

We continued our stock repurchase activity during the first quarter of fiscal 2007 under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007; and (ii) another $500 million stock repurchase program announced in June 2006. We repurchased a total of 12.4 million shares of our common stock in the first quarter of fiscal 2007 for $285.0 million. All of these shares were purchased in the open market and have been cancelled as of August 27, 2006. The following table provides a summary of the activity under our stock repurchase programs and related amounts remaining for future common stock repurchases:

                                                        Stock Repurchase Programs
                                              -----------------------------------------------
                                                   June          December
(In Millions)                                      2006            2005            Total
                                              --------------- --------------- ---------------
Balance at May 28, 2006                         $   -            $ 153.3        $ 153.3
      Approval of new program                     500.0              -            500.0
      Common stock repurchases                   (131.7)          (153.3)        (285.0)
                                              --------------- --------------- ---------------
Balance at August 27, 2006                      $ 368.3          $   -          $ 368.3
                                              =============== =============== ===============

     During the period after the end of our fiscal 2007 first quarter through September 29, 2006, we repurchased 3.7 million shares of our common stock for $89.6 million. These purchases were made under the stock repurchase program announced in June 2006.

o Dividends

On September 6, 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock payable on October 10, 2006 to shareholders of record at the close of business on September 18, 2006. This dividend payable will be recorded in the second quarter of fiscal 2007. We paid cash dividends of $10.0 million ($0.03 per outstanding share of common stock) in the first quarter of fiscal 2007.

Note 8. Segment Information

The following table presents information related to our reportable segments:

                                                            Analog
(In Millions)                                               Segment      All Others      Total
                                                         -------------- ------------ -------------

Three months ended August 27, 2006:
   Sales to unaffiliated customers                       $    467.3     $     74.1     $     541.4
                                                         ============== ============ =============

  Segment income before income taxes:                    $    163.7     $     12.2     $     175.9
                                                         ============== ============ =============
Three months ended August 28, 2005:
   Sales to unaffiliated customers                       $    429.1     $     64.7     $     493.8
                                                         ============== ============ =============

  Segment income (loss) before income taxes              $    141.0     $     (8.6)    $     132.4
                                                         ============== ============ =============

Note 9. Contingencies - Legal Proceedings

o Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed in principle with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the fiscal periods covered in these condensed consolidated financial statements.

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

o Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission (SEC) proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005 and we are waiting for the court's ruling. We intend to continue to contest the case through all available means.

     In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorney' fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We have appealed the verdict and judgment and have filed our appellate briefs. The appellate hearing has been scheduled for October 17, 2006. We intend to continue to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded to iTech under the court's order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

o Contingencies - Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and, as a result, we have not recorded any related liabilities in our consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A and Quarterly Report on Form 10-Q contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q "Item 1A: Risk Factors" and business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as "anticipate," "expect," "outlook," "foresee," "believe," "could," "intend," "will," and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears in Part II, Item 1A of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

     This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

o Strategy and Business
  ---------------------

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our strategy is to be the premier analog company creating high-value analog devices and subsystems. We focus on our analog product capabilities, particularly in the standard linear categories. We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 86 percent of our revenue in the first quarter of fiscal 2007 was generated from analog-based products, compared to 87 percent in the first quarter of fiscal 2006. For more information on our business, see Part I, Item I, Business, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Critical Accounting Policies and Estimates
------------------------------------------

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.   Revenue Recognition
     We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 53 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2007, compared to 52 percent in the first quarter of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

          Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

          Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.9 million in the first quarter of fiscal 2007 and $1.3 million in the first quarter of fiscal 2006. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

          Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
     Information." The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of August 27, 2006 our reporting units with goodwill include our advanced power, ISP, portable core and high voltage (all formerly within portable power); interface (which now includes RF products); displays (formerly flat panel displays) and non-audio amplifier business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is an operating segment included in "All Others." The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our net equity and results of operations.

4.   Income Taxes
     We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to Malaysia because we have concluded that a significant portion of the deferred tax asset will more likely than not be realized because of the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. We consider past performance, expected future taxable income and prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

          The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

5.   Share-Based Compensation
     We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment." We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair-value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by U.S. Securities and Exchange Commission's Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined that implied volatility is more reflective of the market's expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the assumption regarding expected volatility and/or expected life were increased, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rate may be revised, if necessary. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

o Overview
  --------

We focus on addressing analog product areas, particularly in the analog standard linear markets. The World Semiconductor Trade Statistics (WSTS) define "standard linear" as amplifiers, data converters, regulators and references (power management products), and interface products. We believe our success in these markets has been based on our understanding of the analog markets and our circuit design capabilities, as well as our packaging and analog process technology, and our comprehensive manufacturing service supply and logistics network.

     Our sales and gross margin percentage in the first quarter of fiscal 2007 were both higher compared to the first quarter of fiscal 2006. The improvement in gross margin reflects growth in our higher margin analog products, as well as higher year-over-year factory utilization associated with increased volume. We continue to focus our research and development investments on high-value growth areas in analog standard linear markets.

     In reviewing our performance we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share in the analog standard linear category as defined by WSTS. We generally define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

     We continued our stock repurchase activity during the first quarter of fiscal 2007 under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter; and
(ii) the $500 million stock repurchase program announced in June 2006. We repurchased a total of 12.4 million shares of our common stock in the first quarter for $285.0 million. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of August 27, 2006, we had $368.3 million remaining for future common stock repurchases under the program announced in June 2006. We also continued with the dividend program in the first quarter of fiscal 2007, during which time we paid a total of $10.0 million in cash dividends ($0.03 per outstanding share of common stock). In September 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock to be paid on October 10, 2006 to shareholders of record at the close of business on September 18, 2006.

     The following table and discussion provide an overview of our operating results for the recently completed first quarter:

                                               Three Months Ended
                                     -----------------------------------------
                                        Aug. 27,                    Aug. 28,
         (In Millions)                   2006        % Change        2005
                                     ------------- ------------ --------------
          Net sales                     $541.4          9.6%        $493.8

         Gross margin                   $334.3                      $277.7
                                          61.7%                       56.2%

         Operating income               $165.5                      $127.8
         As a % of net sales              30.6%                       25.9%

         Net income                     $120.1                      $85.6
         As a % of net sales              22.2%                      17.3%

     Net income for the first quarter of fiscal 2007 includes $23.9 million for share-based compensation expenses as we began recognizing share-based compensation expense upon the adoption of SFAS No. 123(R). Net income for the first quarter of fiscal 2007 also includes a charge of $2.7 million related to severance for a workforce reduction at our Texas manufacturing facility (See
Note 4 to the Condensed Consolidated Financial Statements) and other operating income of $1.3 million (See Note 2 to the Condensed Consolidated Financial Statements). Net income for the first quarter of fiscal 2006 includes cost reduction charges of $28.0 million related to the closure of our Singapore assembly and test plant, a gain of $24.3 million from the sale of our cordless business in June 2005 and other operating income of $1.0 million (See Note 2 to the Condensed Consolidated Financial Statements). All of these charges and credits are pre-tax amounts. Income tax expense for the first quarter of fiscal 2006 also includes additional tax provisions of $5.8 million, primarily relating to discrete transactions recorded in the quarter including those described above.

o Net Sales

                                                   Three Months Ended
                                        ------------------------------------------
                                           Aug. 27,                     Aug. 28,
         (In Millions)                      2006         % Change        2005
                                        -------------- ------------ --------------
         Analog segment                     $467.3         8.9%        $429.1
         As a % of net sales                  86.3%                      86.9%

         All others                           74.1        14.5%          64.7
         As a % of net sales                  13.7%                      13.1%
                                        --------------              --------------

         Total net sales                    $541.4                      $493.8
                                        ==============              ==============
                                             100%                        100%

     The chart above and the following discussion are based on our reportable segments described in Note 13 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 28, 2006.

     Analog segment sales for the first quarter of fiscal 2007 were higher than sales for the first quarter of fiscal 2006 as we continue to focus on increasing our product portfolio more toward higher value-added standard linear products. Despite a 7 percent decline in unit shipments in the first quarter of fiscal 2007 from the first quarter of fiscal 2006, sales grew 10 percent in the analog standard linear areas. This growth was driven by higher blended-average selling prices in our analog standard linear product portfolio, which were up 19 percent in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.

     Within the Analog segment, sales in the first quarter of fiscal 2007 from our data conversion and interface products business units grew over sales in the first quarter of fiscal 2006 by 42 percent and 13 percent, respectively. Sales in the first quarter of fiscal 2007 from our power management business units grew by 11 percent over last year's first quarter, while sales in the first quarter of fiscal 2007 from our amplifier business unit (including audio amplifier products) were slightly lower in fiscal 2007 by about 1 percent from sales in the first quarter of fiscal 2006.

     For the "all others" segment, the increase in sales for the first quarter of fiscal 2007 over the first quarter of fiscal 2006 was primarily driven by higher sales from our device connectivity business unit where blended-average selling prices were up 58 percent while unit shipments were down 7 percent.

o Gross Margin

                                                Three Months Ended
                                        -------------------------------------
                                         Aug. 27,                  Aug. 28,
         (In Millions)                     2006      % Change       2005
                                        ----------- ------------ ------------
          Net sales                        $541.4       9.6%        $493.8
          Cost of sales                     207.1      (4.2%)        216.1
                                        -----------              ------------

          Gross margin                     $334.3                   $277.7
                                        ===========              ============
          As a % of net sales                61.7%                    56.2%

The increase in gross margin as a percentage of sales in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was primarily driven by higher blended-average selling prices largely due to improved product mix of higher-margin analog standard linear products. Our product mix has continued to improve through our active efforts to increase the portion of our business that comes from high value, higher-performance analog products that are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. Higher factory utilization, coupled with manufacturing efficiencies and a decline in the foundry sales from our divested businesses (which carry a much lower gross margin) also contributed to the gross margin improvement during the first quarter of fiscal 2007. Wafer fabrication capacity utilization (based on wafer starts) was 77 percent in the first quarter of fiscal 2007 compared to 74 percent in the first quarter of fiscal 2006. Fiscal 2007 first quarter gross margin also included the effect of $2.5 million share-based compensation expenses from the adoption of SFAS No. 123(R) beginning in fiscal 2007.

o Research and Development
  ------------------------

                                                Three Months Ended
                                        -------------------------------------
                                          Aug. 27,                 Aug. 28,
         (In Millions)                     2006      % Change        2005
                                        ----------- ------------ ------------
         Research and
           development                    $88.8        10.3%        $80.5
         As a % of net sales               16.4%                     16.3%

The increase in research and development expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily due to the recognition of $7.5 million of share-based compensation expense from the adoption of SFAS No. 123(R) beginning in fiscal 2007. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. Research and development spending on our key focus areas in the Analog segment increased approximately 12 percent as we continued to invest in the development of new analog products for wireless handsets, displays and other portable devices, as well as in applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

o Selling, General and Administrative
  -----------------------------------

                                                Three Months Ended
                                       --------------------------------------
                                        Aug. 27,                   Aug. 28,
         (In Millions)                    2006       % Change        2005
                                       ------------ ------------ ------------
         Selling, general and
           administrative                 $78.6        17.8%        $66.7
         As a % of net sales               14.5%                     13.5%

The increase in selling, general and administrative expenses in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 is primarily due to the recognition of $13.9 million of share-based compensation expense from the adoption of SFAS No. 123(R) beginning in fiscal 2007. We continue to manage our cost structure in line with our overall business model objectives.

o Interest Income, Net

                                                     Three Months Ended
                                                 ----------------------------
                                                   Aug. 27,        Aug. 28,
         (In Millions)                               2006           2005
                                                 -------------- -------------
           Interest income                          $ 11.0          $ 7.4
           Interest expense                           (0.5)          (0.3)
                                                 -------------- -------------
           Interest income, net                     $ 10.5          $ 7.1
                                                 ============== =============

The increase in interest income, net, for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 was due to higher interest rates during fiscal 2007.

o Other Non-Operating Expense, Net
  --------------------------------

                                                     Three Months Ended
                                                 ----------------------------
                                                   Aug. 27,       Aug. 28,
         (In Millions)                               2006          2005
                                                 -------------- -------------
         Loss on investments                         $ (0.1)        $ (2.2)
         Share in net losses of equity-
           method investments                           -             (0.3)
                                                 -------------- -------------
         Total other non-operating
           expense, net                              $ (0.1)        $ (2.5)
                                                 ============== =============

The components of other non-operating expense, net are primarily derived from activities related to our investments. The loss on investments in the first quarter of fiscal 2007 reflects the change in unrealized holdings gains and losses from trading securities. The loss on investments in the first quarter of fiscal 2006 reflects the change in unrealized holdings gains and losses from trading securities, offset by an impairment loss on a non-marketable investment. The share of net losses in equity-method investments has substantially declined because we have reduced the carrying value for most of these investments to zero.

o Income Tax Expense
  ------------------

                                                     Three Months Ended
                                                 ----------------------------
                                                    Aug. 27,       Aug. 28,
         (In Millions)                                2006          2005
                                                 -------------- -------------
         Income tax expense                          $ 55.8         $ 46.8
         Effective tax rate                            31.7%          35.3%

The effective tax rate for the first quarter of fiscal 2007 is lower than the rate for the comparable quarter in fiscal 2006 because income tax expense in the fiscal 2006 first quarter included tax provisions of $5.8 million related to discrete transactions recorded in that quarter that had higher effective tax rates. Those transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business.

o Severance and Restructuring Expenses Related to Cost Reduction Programs
  -----------------------------------------------------------------------

During the first quarter of fiscal 2007, we began to convert the wafer manufacturing capacity at our Texas facility from 150mm to 200mm to support our high-value, high-performance analog products. This conversion is expected to lower wafer cost and improve gross margins, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. The conversion activity necessitated a workforce reduction of 87 employees in Texas. We recorded a $2.7 million severance charge in the first quarter of fiscal 2007 associated with the workforce reduction in Texas and other minor workforce reductions. See Note 4 to the Condensed Consolidated Financial Statements for further detail.

o Share-Based Compensation
  ------------------------

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), "Share-Based Payment," which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. For further detail regarding a description of these plans, see Note 5 to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 10 to the Consolidated Financial Statements in our Form 10-K for the 2006 fiscal year.

     We have applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). The effect of adopting SFAS No. 123(R) on operating results for the first quarter of fiscal 2007 was a decrease in net income by $12.8 million and a decrease to both basic and diluted earnings per by $0.04. Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." Under this prior method, the effect of share-based compensation expense was immaterial to our operating results for the first quarter of fiscal 2006.

     The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model which requires the input of certain key assumptions. Upon adoption of SFAS No. 123(R), we changed the method used to determine the assumption for expected volatility. Beginning in fiscal 2007, the expected volatility assumption is based on implied volatility, as management has determined that implied volatility is more reflective of the market's expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. This change results in a lower volatility assumption for fiscal 2007 compared to fiscal 2006. See Note 1 and Note 5 to the Condensed Consolidated Financial Statements for additional discussion of our share-based compensation plans and the effect of share-based compensation expense.

o Liquidity and Capital Resources
  -------------------------------

                                                          Three Months Ended
                                                 --------------------------------------
                                                   Aug. 27,                 Aug. 28,
         (In Millions)                               2006                     2005
                                                 --------------           -------------
         Net cash provided by
           operating activities                     $ 133.2                  $ 152.6

         Net cash provided by
           investing activities                        64.1                     44.9

         Net cash used by
           financing activities                      (289.2)                  (204.1)
                                                 --------------           -------------

         Net change in cash and
           cash equivalents                         $ (91.9)                 $  (6.6)
                                                 ==============           =============

The primary factors contributing to the changes in cash and cash equivalents in the first quarters of fiscal 2007 and 2006 are described below:

     In the first quarter of fiscal 2007, cash from operating activities was generated primarily from higher net income, adjusted for non-cash items (primarily depreciation and amortization), but it was partially offset by the negative impact that came from changes in working capital components mostly due to the decrease in accounts payable and accrued expenses. We also generated cash from operating activities in the first quarter of fiscal 2006 when the positive impact from net income, adjusted for non-cash items (primarily depreciation and amortization) was combined with a positive impact from changes in working capital components.

     The primary source of cash generated from investing activities in the first quarter of fiscal 2007 came from the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $40.9 million, primarily for the purchase of machinery and equipment. The primary source of cash generated from investing activities in the first quarter of fiscal 2006 came from proceeds from the sale of the cordless business of $60.0 million, which was offset by investment in property, plant and equipment of $12.8 million, primarily for the purchase of machinery and equipment.

     The primary use of cash for our financing activities in the first quarter of fiscal 2007 was for the repurchase of 12.4 million shares of our common stock in the open market for $285.0 million, and payments of $10.0 million for cash dividends and $8.4 million on software license obligations. These amounts were partially offset by proceeds of $12.8 million from the issuance of common stock under employee benefit plans. In the first quarter of fiscal 2006, the primary uses of cash for our financing activities was for the repurchase of 11.9 million shares of our common stock in the open market for $275.3 million, and payments of $12.9 million on software license obligations and $7.0 million for cash dividends. These amounts were partially offset by proceeds of $91.1 million from the issuance of common stock under employee benefit plans.

     On September 6, 2006, our Board of Directors declared a cash dividend of $0.03 per outstanding share of common stock which will be paid on October 10, 2006 to shareholders of record at the close of business on September 18, 2006. On June 7, 2006, our Board of Directors also approved a new $500 million stock repurchase program similar to our prior stock repurchase programs approved in previous fiscal years. The stock repurchase program is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. There was $368.3 million remaining at August 27, 2006 under the program approved in June 2006.

     We foresee continuing cash outlays for plant and equipment in fiscal 2007, with our primary focus on analog capabilities at our existing sites. As a result, our fiscal 2007 capital expenditures are expected to be similar to the fiscal 2006 amount. However, we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2007, as well as the declared dividend and the stock repurchase program.

     Our cash balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. In addition, major declines in financial markets would most likely cause reductions in our cash equivalents and marketable investments.

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

o Recently Issued Accounting Pronouncements
  -----------------------------------------

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff's previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for our annual fiscal 2007 financial statements ending May 27, 2007. We are currently analyzing the requirements of this SAB and have not yet determined its impact on our Consolidated Financial Statements.

o Outlook
  -------

In the first quarter of fiscal 2007, we saw lower than expected shipment activity with our wireless handset and LCD flat-panel customers. We also saw lower foundry sales, as expected, from the businesses we had previously sold and we anticipate that these foundry sales will decline by $20 to $25 million in our fiscal 2007 second quarter.

     Total new orders in the fiscal 2007 first quarter were sequentially lower than in the preceding fiscal 2006 fourth quarter. As a result, our opening 13-week backlog entering the second quarter of fiscal 2007 is lower than it was when we began the first quarter of fiscal 2007. The decrease in opening backlog is attributable to our foundry support customers and our distributors. The opening backlog from our OEM customers is actually slightly higher than it was at the beginning of the first quarter of fiscal 2007. We also anticipate that distributors will reduce their weeks of inventory during our fiscal 2007 second quarter.

     With the anticipated decline in the foundry sales and the planned reduction in distributor inventories, which is only partially offset by some seasonal growth in sales to OEM customers, we provided guidance for net sales in the second quarter of fiscal 2007 to be down 2 to 5 percent sequentially from the level achieved in our recently completed first quarter of fiscal 2007. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. We are planning to reduce our manufacturing volume and inventory levels to reflect the lower demand anticipated in the fiscal 2007 second quarter. We expect wafer fabrication utilization to run below 70 percent in our fiscal 2007 second quarter. We expect our gross margin percentage to remain above 60 percent but to be lower than the 61.7 percent achieved in the fiscal 2007 first quarter. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted further.

     Consistent with our practice in recent years of annually granting stock options to employees in our first fiscal quarter, we granted options to purchase
5.5 million shares of our common stock at $23.01 in July 2006. As a result, we expect total share-based compensation expense to be approximately $33 to $34 million in our fiscal 2007 second quarter which is higher compared to the first quarter of fiscal 2007. This increase reflects the effect of accelerating share-based compensation expense associated with options granted to employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. For more discussion on the share-based compensation expense, see Note 1 and Note 5 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 28, 2006 and to the subheading "Financial Market Risks" under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 34 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006 and to Note 1, "Summary of Significant Accounting Policies," and Note 2, "Financial Instruments," in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. There have been no material changes in market risk from the information reported in these sections.

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

Changes in internal controls
As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2007 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 28, 2006. There have been no material developments in the legal proceedings described in those filings.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations and results of financial condition.

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

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.
Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, even with analog products which form the core of our strategic focus. We have seen and may see in the future significant and rapid increases and decreases in product demand. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry. We have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

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

A large portion of our revenues is dependent on the wireless handset market.
The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Revenues from this market in the first quarter of fiscal 2007 were less than we had expected. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can affect our business and results.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending in these markets due to increased oil prices or other economic factors could adversely affect our revenues and gross margins.
Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize, due to reduced consumer or corporate spending from increased oil prices or otherwise, our revenues and gross margins could be adversely affected.

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

We make forecasts of customer demand that need to be accurate.
Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in any given quarter may affect our ability to meet that quarter's revenue forecast. To be able to accommodate customer requests for shorter shipment lead times, we manufacture product based on customer forecasts. These forecasts are based on multiple assumptions. While we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable forecasts, if we inaccurately forecast customer demand, it could result in inadequate, excess or obsolete inventory that would reduce our profit margins.

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.
Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the first quarter of fiscal 2007, we have had difficulties in the past and could experience them in the future.

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

Our products are dependent on the use of intellectual property that we need to protect.
We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patent or patent application and we cannot assure you that:

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

We face risks from our international operations.
We have operations in many countries and, as a result, we are subject to risks associated with doing business globally. International sales accounted for approximately 76 percent of our revenue in the first quarter of fiscal 2007 and we expect that international sales will continue to account for a significant majority of our total revenue in future years. We are subject to various challenges and risks related to the management of global operations and international sales, including, but not limited to:

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

     Although we did not experience any materially adverse effects from our international operations as a result of these factors in fiscal 2006 or in the first quarter of fiscal 2007, one or more of these factors has had an adverse effect on us in the past and could adversely affect us in the future.

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

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.
While we transact business primarily in U.S. dollars, and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues is denominated in other currencies, such as the euro, the Japanese yen, pound sterling and certain other Asian currencies. As a result, changes in the exchange rates of these or any other applicable currencies to the U.S. dollar will affect the costs of goods sold and operating margins. We have a program to hedge our exposure to currency rate fluctuations, but our hedging program may not be fully effective in preventing foreign exchange losses.

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

We are subject to litigation risks.
All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific legal proceedings we are involved with is contained in Note 9 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operation. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

We are subject to many environmental laws and regulations.
Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

o we currently are remediating past contamination at some of our sites

o we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past

o significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs

We may be affected by higher than expected tax rates or exposure to additional income tax liabilities.
As a global company, our effective tax rate is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. From time to time, we have received notices of tax assessments in various jurisdictions where we operate. We may receive future notices of assessments and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. During the first quarter of fiscal 2007 covered by this report, we did not make any unregistered sales of our securities.

c. The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2007:

                                                                                                           Approximate Dollar
                                                                                     Total Number of      Value of Shares that
                                                                                   Shares Purchased as    May Yet Be Purchased
                                     Total Number of                                 Part of Publicly      Under the Plans or
                                   Shares Purchased (1)   Average Price Paid per    Announced Plans or        Programs (2)
             Period                                               Share                  Programs
--------------------------------- ---------------------- ------------------------ ---------------------- ----------------------
Month #1
May 29, 2006 -
June 28, 2006                           2,505,136                 $24.04                2,500,000            $ 593 million
Month #2
June 29, 2006 -
July 28, 2006                           8,917,569                 $22.75                8,903,000            $ 390 million
Month #3
July 29, 2006 -
August 27, 2006                         1,024,028                 $22.14                1,008,928            $ 368 million
                                  ----------------------                          ----------------------
Total                                  12,446,733                                      12,411,928
                                  ======================                          ======================

1. During the quarter ended August 27, 2006, we reacquired 15,542 shares through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock. Additionally, during the quarter ended August 27, 2006, 19,263 shares were purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

2. Purchases during the first quarter of fiscal 2007 were made under two different publicly announced programs. $153 million of the purchases were made under a $400 million repurchase program announced on December 8, 2005 which was completed in July 2006. $132 million of the purchases were made under a new $500 million program announced on June 8, 2006. There is no expiration date for the new repurchase program. All 12,411,928 shares were purchased in the open market.

     Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2005. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock.

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

3.2 By Laws of the Company, as amended effective April 19, 2006 (incorporated by reference from the Exhibits to our Form 8-K dated April 19, 2006 filed April 20, 2006).

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

NATIONAL SEMICONDUCTOR CORPORATION



Date: October 2, 2006                        /s/ Jamie E. Samath
                                             -------------------
                                             Jamie E. Samath
                                             Corporate Controller
                                             Signing on behalf of the registrant
                                             and as principal accounting officer

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


Date: October 2, 2006                            /s/ Brian L. Halla
                                                 ------------------
                                                 Brian L. Halla
                                                 Chief Executive Officer

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


 Date: October 2, 2006                  /s/ Lewis Chew
                                        --------------
                                        Lewis Chew
                                        Senior Vice President, Finance and Chief
                                        Financial Officer

                                                                      Exhibit 32


                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 27, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 Date: October 2, 2006                                   /s/ Brian L. Halla
                                                         ------------------
                                                         Brian L. Halla
                                                         Chief Executive Officer

                           CERTIFICATION PURSUANT TO
                 18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of National Semiconductor Corporation (the "Company") on Form 10-Q for the period ended August 27, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     (1)  The Report fully  complies with the  requirements  of Section 13(a) or
          Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: October 2, 2006                         /s/ Lewis Chew
                                              --------------
                                              Lewis Chew
                                              Senior Vice President, Finance and
                                              Chief Financial Officer