Form 10-Q
period 2006-11-26
NATIONAL SEMICONDUCTOR CORP
filed 2007-01-05
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 26, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 26, 2006
Common stock, par value $0.50 per share	318,675,913

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

Page No.
Part 1. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Six Months Ended November 26, 2006 and November 27, 2005	3

Condensed Consolidated Balance Sheets (Unaudited) as of November 26, 2006 and May 28, 2006	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended November 26, 2006 and November 27, 2005	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20-31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	32

Item 4. Controls and Procedures	33

Part II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35-39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 4. Submission of Matters to a Vote of Security Holders	41

Item 6. Exhibits	42

Signature	43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
(In Millions, Except Per	Nov. 26,	Nov. 27,	Nov. 26,	Nov. 27,
Share Amounts)	2006	2005	2006	2005

Net sales	$501.6	$544.0	$ 1,043.0	$ 1,037.8
Cost of sales	206.2	232.7	413.3	448.8
Gross margin	295.4	311.3	629.7	589.0

Research and development	89.5	80.7	178.3	161.2
Selling, general and administrative	80.9	69.6	159.5	136.3
Severance and restructuring expenses	1.3	2.7	4.0	30.7
Gain on sale of business	-	-	-	(24.3)
Other operating income, net	(0.7)	(2.4)	(2.0)	(3.4)
Operating expenses, net	171.0	150.6	339.8	300.5

Operating income	124.4	160.7	289.9	288.5
Interest income, net	9.5	7.5	20.0	14.6
Other non-operating income
(expense), net	1.1	0.6	1.0	(1.9)

Income before taxes	135.0	168.8	310.9	301.2
Income tax expense	43.6	54.1	99.4	100.9
Net income	$91.4	$114.7	$ 211.5	$ 200.3

Earnings per share:
Basic	$0.28	$0.34	$0.65	$0.58
Diluted	$0.27	$0.32	$0.62	$0.56

Basic	320.9	339.7	325.2	342.8
Diluted	335.6	356.7	339.6	360.2

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	Nov. 26,	May 28,
(In Millions, Except Share Amounts)	2006	2006
ASSETS
Current assets:
Cash and cash equivalents	$780.6	$932.2
Short-term marketable investments	-	110.3
Receivables, less allowances of $29.9 in fiscal 2007
and $38.8 in fiscal 2006	184.7	208.6
Inventories	177.8	189.4
Deferred tax assets	81.5	74.7
Other current assets	49.5	25.3

Total current assets	1,274.1	1,540.5

Net property, plant and equipment	615.9	627.7
Goodwill	57.3	57.3
Deferred tax assets, net	194.3	185.7
Other assets	91.0	99.9

Total assets	$2,232.6	$2,511.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$64.1	$108.8
Accrued expenses	133.1	191.0
Income taxes payable	96.2	98.5

Total current liabilities	293.4	398.3

Long-term debt	21.1	21.1
Other non-current liabilities	170.7	165.6

Total liabilities	485.2	585.0

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value.
Authorized 850,000,000 shares. Issued
and outstanding 318,675,913 in 2007
and 335,680,499 in 2006	159.3	167.8
Additional paid-in capital	146.2	504.2
Retained earnings	1,555.1	1,376.2
Unearned compensation	-	(8.6)
Accumulated other comprehensive loss	(113.2)	(113.5)

Total shareholders’ equity	1,747.4	1,926.1

Total liabilities and shareholders’ equity	$2,232.6	$2,511.1

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	Nov. 26,	Nov. 27,
(In Millions)	2006	2005
Cash flows from operating activities:
Net income	$ 211.5	$ 200.3
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	74.6	82.8
Share-based compensation expense	57.1	7.9
Excess tax benefit from share-based payment arrangements	(4.6)	-
Tax benefit associated with stock options	9.3	45.0
(Gain) loss on investments	(1.0)	1.3
Share in net losses of equity-method investments	-	0.6
Loss on disposal of equipment	0.7	1.4
Gain on sale of businesses	-	(24.3)
Non-cash other operating income, net	-	(0.2)
Other, net	0.7	(1.9)
Changes in certain assets and liabilities, net:
Receivables	23.9	(44.8)
Inventories	14.9	9.5
Other current assets	(0.6)	17.2
Accounts payable and accrued expenses	(107.5)	33.4
Current and deferred income taxes	(18.7)	31.3
Other non-current assets	-	(9.6)
Other non-current liabilities	5.1	16.3
Net cash provided by operating activities	265.4	366.2

Cash flows from investing activities:
Purchase of property, plant and equipment	(70.6)	(46.4)
Sale of business	-	60.0
Sale and maturity of available-for-sale securities	110.8	-
Sale of non-marketable investments	-	0.3
Funding of benefit plan	(8.2)	(3.0)
Other, net	0.8	(1.3)
Net cash provided by investing activities	32.8	9.6

Cash flows from financing activities:
Payment on software license obligations	(8.4)	(13.1)
Excess tax benefit from share-based payment arrangements	4.6	-
Proceeds from issuance of common stock	36.6	149.1
Purchase and retirement of treasury stock	(462.8)	(550.6)
Cash dividends declared and paid	(19.8)	(13.9)
Net cash used by financing activities	(449.8)	(428.5)

Net change in cash and cash equivalents	(151.6)	(52.7)
Cash and cash equivalents at beginning of period	932.2	867.1

Cash and cash equivalents at end of period	$ 780.6	$ 814.4

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

•	Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our focus is on creating analog-intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems.

•	Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 28, 2006.

•	Property, Plant and Equipment

The following table provides detail information related to property, plant and equipment:

	Nov. 26, 2006	May 28, 2006

Total property, plant and equipment	$ 2,740.5	$ 2,732.4
Less accumulated depreciation and amortization	(2,124.6)	(2,104.7)
Property, plant and equipment, net	$ 615.9	$ 627.7

•	Share-based Compensation

We adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” on May 29, 2006, the first day of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires that such transactions be accounted for under the fair-value method. We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). Under the modified prospective method, share-based compensation expense includes amounts for those share-based awards granted beginning in fiscal 2007 and all unvested share-based awards granted prior to May 29, 2006. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans as described in Note 6 to the Condensed Consolidated Financial Statements.

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

	Three Months Ended		Six Months Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov 27, 2005
Cost of sales:
Gross compensation	$ 6.6	$ -	$ 12.4	$ -
Capitalized in inventory during the period	(5.0)	-	(9.4)	-
Recognized in income during the period	5.0	-	6.1	-
	6.6	-	9.1	-
Research and development	8.8	0.8	16.3	1.6
Selling, general and administrative	17.8	5.4	31.7	6.3
Total share-based compensation included
in income before taxes	33.2	6.2	57.1	7.9
Income tax benefit	(10.2)	(0.7)	(19.9)	(1.2)
Total share-based compensation, net of tax,
included in net income	$23.0	$ 5.5	$37.2	$ 6.7
Share-based compensation effects on
earnings per share:
Basic	$ 0.07	$0.02	$ 0.11	$0.02
Diluted	$ 0.07	$0.02	$ 0.11	$0.02

Share-based compensation capitalized
in inventory	$ 3.3	-	$ 3.3	-

Total share-based compensation	$ 33.2	$ 6.2	$ 60.4	$ 7.9

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 increased our total share-based compensation expense primarily due to the recognition of new share-based compensation expense arising from our stock option and stock purchase plans, which was not required under APB No. 25. Share-based compensation expense recorded prior to fiscal 2007 included compensation expense primarily associated with only restricted stock awards. As a result, the effect of adopting SFAS No. 123(R) on income before taxes and net income was a reduction of $26.1 million and $18.5 million, respectively, for the second quarter of fiscal 2007 and a reduction of $47.6 million and $31.3 million, respectively, for the first six months of fiscal 2007. Basic earnings per share for fiscal 2007 was reduced by $0.06 for the second quarter and $0.10 for the first six months and diluted earnings per share for fiscal 2007 was reduced by $0.06 for the second quarter and $0.09 for the first six months. Beginning in fiscal 2007, we have reported excess tax benefits from the exercise of share-based compensation awards as a financing activity, with a corresponding amount reported as an operating activity in the Condensed Consolidated Statement of Cash Flows. We have also reported share-based compensation expense as an operating activity in the Condensed Consolidated Statement of Cash Flows and the corresponding amount for fiscal 2006 has been reclassified to conform to the fiscal 2007 presentation. Net income for fiscal 2006 has not been affected by this reclassification.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of APB No. 25 and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma information illustrated the effect on net income and earnings per share as if we had accounted for share-based awards to employees under the fair value method specified by SFAS No. 123. Pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 is presented in the following table:

	Three Months Ended	Six Months Ended
	Nov. 27, 2005	Nov. 27, 2005

Net income – as reported	$114.7	$200.3
Add back: Share-based compensation charge
included in net income determined under
the intrinsic value method, net of tax	2.8	4.0
Deduct: Total share-based compensation
expense determined under the fair value
method, net of tax	(25.0)	(45.1)
Net income – pro forma	$ 92.5	$159.2

Basic earnings per share – as reported	$ 0.34	$ 0.58
Basic earnings per share – pro forma	$ 0.27	$ 0.46
Diluted earnings per share – as reported	$ 0.32	$ 0.56
Diluted earnings per share – pro forma	$ 0.27	$ 0.45

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005
Stock Option Plans
Expected life (in years)	4.1	4.6	4.1	5.4
Expected volatility	37%	57%	38%	67%
Risk-free interest rate	4.7%	4.2%	5.1%	4.2%
Dividend Yield	0.5%	0.5%	0.5%	0.3%

Stock Purchase Plans
Expected life (in years)	0.8	0.7	0.8	0.7
Expected volatility	37%	31%	37%	31%
Risk-free interest rate	4.9%	3.4%	4.9%	3.4%
Dividend Yield	0.5%	0.4%	0.5%	0.4%

The expected life is based on the simplified method specified by U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined in connection with the adoption of SFAS No. 123(R) that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. The risk-free interest rate is based upon interest rates that match the terms of our employee stock option and purchase plans. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted for the second quarter and first six months of fiscal 2007 was $8.27 and $8.17 per share, respectively. The weighted-average fair value of stock options granted for the second quarter and first six months of fiscal 2006 was $12.84 and $14.99 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.78 and $6.77 per share for the second quarter and first six months of fiscal 2007, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.56 and $6.55 per share for the second quarter and first six months of fiscal 2006, respectively.

Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we have changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that are granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts disclosed in the pro forma table above and for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense for fiscal 2007 would have been lower by $4.8 million in the second quarter and $9.6 million in the first six months. The pre-tax pro forma share-based compensation expense for fiscal 2006 would have been lower by $3.2 million in the second quarter and by $5.1 million in the first six months.

•	Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Numerator:
Net income	$ 91.4	$ 114.7	$ 211.5	$ 200.3

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	320.9	339.7	325.2	342.8

Effect of dilutive securities:
Stock options and restricted stock	14.7	17.0	14.4	17.4

Weighted-average common and potential
common shares outstanding used for
diluted earnings per share	335.6	356.7	339.6	360.2

For the second quarter of fiscal 2007, we did not include options outstanding to purchase 21.6 million shares of common stock with a weighted-average per share exercise price of $26.28 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2007, we did not include options outstanding to purchase 20.7 million shares of common stock with a weighted-average per share exercise price of $26.40 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during this period. However, these shares could potentially dilute earnings per share in the future.

For the second quarter of fiscal 2006, we did not include options outstanding to purchase 16.0 million shares of common stock with a weighted-average per share exercise price of $28.15 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2006, we did not include options outstanding to purchase 14.8 million shares of common stock with a weighted-average per share exercise price of $28.50 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during this period.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Nov. 26, 2006	May 28, 2006
Inventories:
Raw materials	$ 16.1	$ 17.7
Work in process	115.1	109.7
Finished goods	46.6	62.0
Total inventories	$ 177.8	$ 189.4

Condensed Consolidated Statements of Comprehensive Income (Unaudited):

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Net income	$ 91.4	$ 114.7	$ 211.5	$ 200.3

Other comprehensive income (loss), net of tax	(0.3)	0.4	0.3	1.6

Comprehensive income	$ 91.1	$ 115.1	$ 211.8	$ 201.9

Other comprehensive income includes unrealized gains on available-for-sale securities and cash flow hedges.

Condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005
Other operating (income), net
Net intellectual property income	$ (0.4)	$ (0.7)	$ (1.0)	$ (1.4)
Other	(0.3)	(1.7)	(1.0)	(2.0)
Total other operating (income), net	$ (0.7)	$ (2.4)	$ (2.0)	$ (3.4)

Interest income, net
Interest income	$ 9.9	$ 7.9	$ 20.9	$ 15.3
Interest expense	(0.4)	(0.4)	(0.9)	(0.7)
Interest income, net	$ 9.5	$ 7.5	$ 20.0	$ 14.6

Other non-operating income (expense), net:
Net gain on marketable and other investments, net:
Trading securities:
Change in net unrealized holding gains and losses	$ 2.0	$ 0.6	$ 1.9	$ 2.6
Non-marketable investments:
Gain from sale	-	0.3	-	0.3
Impairment loss	(0.9)	-	(0.9)	(4.2)
Total net gain (loss) on marketable and other investments, net	1.1	0.9	1.0	(1.3)
Share in net losses of equity-method
investments	-	(0.3)	-	(0.6)
Total other non-operating income
(expense), net	$ 1.1	$ 0.6	$ 1.0	$ (1.9)

Note 3. Statements of Cash Flow Information

Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27 2005
Supplemental Disclosure of Cash Flow Information: Cash paid for: Interest Income taxes	$ 0.9 $ 111.4	$ 0.8 $ 7.4
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Issuance of common stock to directors	$ -	$ 2.3
Unearned compensation relating to issuance of restricted stock	$ -	$ 1.2
Restricted stock cancellation	$ 0.4	$ 0.5
Change in unrealized gain on available-for-sale securities	$ 0.3	$ 1.6
Purchase of software under license obligations, net	$ -	$ 20.5
Dividends declared but not yet paid	$ 12.8	$ 10.1

Note 4. Cost Reduction and Restructuring Programs

In late fiscal 2006, we began upgrading and repositioning the wafer-manufacturing capacity at our facility in Greenock, Scotland to specifically support our high-value, high-performance analog products. This significant capital investment project is focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory. The improvement in manufacturing efficiency will reduce the direct labor requirements for the Greenock operation. As a result, in the second quarter of fiscal 2007 we terminated 33 employees who were a part of the manufacturing workforce in the Greenock facility, all of whom departed prior to the end of the quarter. In connection with this action, we recorded a $1.3 million charge for severance in the second quarter of fiscal 2007, which represents the total amount expected to be incurred in connection with the workforce reduction.

The following table provides further detail of the total net charge recorded as severance expense in the second quarter of fiscal 2007:

(In Millions)	Analog Segment	All Others	Total

Cost reduction program charge:
Greenock capacity repositioning:
Severance	$ -	$ 1.3	$ 1.3
Total cost reduction program charge	$ -	$ 1.3	$ 1.3

We also began the conversion of certain wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity during the first six months of fiscal 2007 to support our high-value, high-performance analog products. Similar to the objectives of the capital investment project in Scotland, this conversion is expected to reduce product cost, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. Equipment conversion started in June 2006 and is expected to be completed by the end of fiscal 2007. The conversion activity included a workforce reduction of 87 employees in Texas. All affected employees were notified in early June and their departure dates will coincide with the phased timing of the conversion. We recorded a $2.7 million charge for severance in the first six months of fiscal 2007, which includes severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas. This represents the total amount expected to be incurred in connection with the workforce reductions occurring in Texas.

The following table provides further detail of the total net charges recorded as severance expense in the first six months of fiscal 2007:

(In Millions)	Analog Segment	All Others	Total

Cost reduction program charges:
Greenock capacity repositioning:
Severance	$ -	$ 1.3	$ 1.3
Texas capacity conversion:
Severance	0.3	2.4	2.7
Total cost reduction
program charge	$ 0.3	$ 3.7	$ 4.0

We completed the closure of our assembly and test plant in Singapore by the end of the first quarter of fiscal 2007. All production activity ceased by the end of July 2006. We plan to sell the facility in its current condition including residual equipment and we are actively engaged in a program to locate a buyer. We believe the ultimate selling price less costs to sell will equal or exceed the current carrying value. As a result, the Singapore plant assets, which have a carrying value of $7.6 million, have been classified as “held for sale” and are reported in Other Assets in the balance sheet as of November 26, 2006.

                The following table provides a summary of the activities for the six months ended November 26, 2006 related to our cost reduction and restructuring actions included in accrued liabilities:

	Fiscal 2007	Cost Reduction
	Cost Reduction	Actions
	Action	In Prior Years
(In Millions)	Severance	Severance	Other Exit Costs	Total

Balance at May 28, 2006	$ -	$ 8.5	$ 5.5	$ 14.0
Cost reduction charge	4.0	-	-	4.0
Cash payments	(3.0)	(7.6)	(0.2)	(10.8)
Exchange rate adjustment	-	-	0.4	0.4

Balance at November 26, 2006	1.0	0.9	5.7	7.6

Less non-current portion of
lease obligations included
in other non-current liabilities	-	-	(4.2)	(4.2)

Balance included in
accrued liabilities	$ 1.0	$ 0.9	$ 1.5	$ 3.4

During the first six months of fiscal 2007, we paid severance to a total of 292 employees in connection with workforce reductions related to the Greenock, Texas and Singapore operations. Amounts paid for other exit-related costs during the first six months of fiscal 2007 were primarily for payments under lease obligations associated with actions taken in prior years. The non-current portion of our lease obligations was subject to foreign currency re-measurement, which resulted in a $0.4 million increase to our liability.

Note 5. Debt

In October 2006, we renewed our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The agreement, which expires in October 2007, contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. As of November 26, 2006, we were in compliance with all financial covenants under the agreement.

In November 2006, we amended our credit agreement for an unsecured promissory note denominated in Japanese yen (2,408,750,000). Under the amended terms, the note bears interest at a fixed 2.5 percent annual rate and is due November 2010. We are also required to comply with the covenants set forth under the multicurrency credit agreement.

Note 6. Share-Based Compensation Plans

•	Stock Option Plans

We have four stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. Another plan, which has been in effect since 1997, authorizes the grant of up to a total of 140,000,000 shares of common stock for non-qualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which authorizes the grant of up to 12,000,000 shares of common stock for non-qualified stock options only to executive officers. Finally, our executive officer equity plan authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be pursuant to the exercise of stock options. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. All options granted since the beginning of fiscal 2004 expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 520,000 shares of common stock with a weighted-average exercise price of $14.26 and weighted-average remaining contractual life of 4.9 years were outstanding and exercisable as of November 26, 2006. The aggregate intrinsic value of these fully vested shares was $5.5 million at November 26, 2006. In connection with the approval of amendments to the directors’ stock plan in fiscal 2006, new options ceased to be granted under this plan.

Changes in shares of common stock outstanding under the option plans (excluding the director stock option plan) during the first six months of fiscal 2007 were as follows:

	Number of Shares (In Million)	Weighted-Average Exercise Price

Outstanding at May 28, 2006	56.6	$17.38
Granted	5.8	$23.07
Exercised	(2.0)	$11.73
Forfeited	(0.4)	$19.35
Expired	(0.7)	$29.05
Outstanding at November 26, 2006	59.3	$17.97

The total intrinsic value of options exercised in fiscal 2007 was $17.3 million in the second quarter and $24.7 million in the first six months. The total intrinsic value of options exercised in fiscal 2006 was $58.6 million in the second quarter and $135.5 million in the first six months. Total unrecognized compensation cost related to stock option grants not yet recognized as of November 26, 2006 was $131.5 million, which is expected to be recognized over a weighted average period of 2.4 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at November 26, 2006:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	58.6	$17.91	$457.2	4.2

Currently exercisable	44.2	$17.11	$391.1	4.1

•	Stock Purchase Plans

We have an employee stock purchase plan which was approved by shareholders and authorizes the issuance of up to 16,000,000 shares in quarterly offerings to eligible employees worldwide at a price that is equal to 85 percent of the lower of the common stock’s fair market value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period. Our purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. We have amended the stock purchase plan effective October 1, 2006 to change the price paid by the employee to 85 percent of the lower of the common stock’s fair market value at the time of enrollment in one of two six month purchase periods in a one year offering period or the end of the purchase period. Under the terms of our purchase plan, we issued 0.4 million shares in the second quarter and 0.7 million shares in the first six months of fiscal 2007 to employees for $7.2 million and $13.8 million, respectively. We issued 0.6 million shares in the second quarter and 1.1 million shares in the first six months of fiscal 2006 to employees for $8.7 million and $16.1 million, respectively.

•	Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board and committee membership in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. A total of 103,096 shares were granted to directors under this plan in the second quarter and first six months of fiscal 2007. Total unrecognized compensation cost as of November 26, 2006 related to non-vested awards granted under this plan was $0.5 million, which is expected to be recognized over a weighted-average period of 2.7 years.

We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan also permits the granting of restricted stock units; once the units are vested, stock is issued to the plan participant. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. Restrictions and vesting of restricted stock units expire over time, ranging from one to six years after issuance. Restrictions on some restricted stock units also expire based on achievement of performance conditions over a minimum two year performance period. Prior to the adoption of SFAS No. 123(R), we recorded unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the Consolidated Financial Statements as a separate component of shareholders’ equity. Upon the adoption of SFAS No. 123(R), we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders’ equity. Total unrecognized compensation cost related to non-vested shares granted under the restricted stock plan as of November 26, 2006 was $7.1 million, which is expected to be recognized over a weighted average period of 3.4 years.

The following table provides a summary of activity during the first six months of fiscal 2007 for non-vested shares and units granted under the restricted stock plan:

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 28, 2006	531.6	$20.17
Granted/Issued	88.0	$24.16
Vested	(55.9)	$20.49
Forfeited	(3.5)	$24.74
Outstanding at November 26, 2006	560.2	$20.74

The total fair value of shares vested in fiscal 2007 was $0.3 million in the second quarter and $1.3 million in the first six months. The total fair value of shares vested in fiscal 2006 was $0.7 million in the second quarter and $1.6 million in the first six months.

The 2005 Executive Officer Equity Plan, which was approved by shareholders in October 2004, authorizes the issuance to executive officers of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of this total, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. Targets for the performance share units for the first two-year performance period, which is still in process, were established in the first quarter of fiscal 2006. Targets for the performance share units for the second two-year performance period were established in the first quarter of fiscal 2007. As of November 26, 2006, no shares have been issued under the plan. Total unrecognized compensation cost related to performance share units not yet vested as of November 26, 2006 was $13.8 million, which is expected to be recognized over a weighted average period of 1.1 years.

Note 7. Defined Pension and Retirement Plans

Net periodic pension costs for fiscal 2007 for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Service cost of benefits earned during the period	$ 1.5	$ 1.5	$ 3.0	$ 2.9
Plan participant contributions	(0.3)	(0.2)	(0.6)	(0.5)
Interest cost on projected benefit obligation	4.1	3.5	8.2	6.8
Expected return on plan assets	(4.2)	(3.1)	(8.4)	(5.9)
Net amortization and deferral	1.6	1.3	3.2	2.5
Net periodic pension cost	$ 2.7	$ 3.0	$ 5.4	$ 5.8

Total contributions paid to these plans during fiscal 2007 were $0.8 million in the second quarter and $1.7 million in the first six months. Total contributions paid to these plans during fiscal 2006 were $0.8 million in the second quarter and $1.6 million in the first six months. We currently expect our total fiscal 2007 contribution to these plans to be approximately $8.0 million.

Note 8. Shareholders’ Equity

•	Stock Repurchase Program

We continued our stock repurchase activity during the second quarter of fiscal 2007 under the $500 million stock repurchase program announced in June 2006. We repurchased a total of 7.4 million shares of our common stock in the second quarter for $177.8 million under this stock repurchase program. Through the first six months of fiscal 2007, we have repurchased a total of 19.8 million shares of our common stock for $462.8 million under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007 and (ii) the $500 million stock repurchase program announced in June 2006. All of these shares were purchased in the open market and have been cancelled as of November 26, 2006. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. The following table provides a summary of the activity under our stock repurchase programs and related amounts remaining for future common stock repurchases:

	Stock Repurchase Programs
(In Millions)	June 2006	December 2005	Total

Balance at May 28, 2006	$ -	$ 153.3	$ 153.3
Approval of new program	500.0	-	500.0
Common stock repurchases	(309.5)	(153.3)	(462.8)
Balance at November 26, 2006	$ 190.5	$ -	$ 190.5

During the period after the end of our fiscal 2007 second quarter through January 4, 2007, we repurchased 3.3 million shares of our common stock for $76.0 million. These purchases were made under the stock repurchase program announced in June 2006.

•	Dividends

On October 5, 2006, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on January 8, 2007 to shareholders of record at the close of business on December 18, 2006. This dividend payable was recorded in the second quarter of fiscal 2007. We paid cash dividends of $9.8 million in the second quarter of fiscal 2007 and a total of $19.8 million in the first six months of fiscal 2007. In fiscal 2006, we paid cash dividends of $6.9 million in the second quarter and $13.9 million in the first six months.

•	Delisting of Common Stock

We have voluntarily delisted our stock from the NYSE Arca Exchange (formerly the Pacific Exchange) effective December 26, 2006. Our stock continues to be listed on the New York Stock Exchange.

Note 9. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total
Three months ended November 26, 2006:
Sales to unaffiliated customers	$ 445.9	$ 55.7	$ 501.6

Segment income before taxes	$ 124.8	$ 10.2	$ 135.0

Three months ended November 27, 2005:
Sales to unaffiliated customers	$ 459.3	$ 84.7	$ 544.0

Segment income before taxes	$ 142.4	$ 26.4	$ 168.8

Six months ended November 26, 2006:
Sales to unaffiliated customers	$ 913.2	$ 129.8	$ 1,043.0

Segment income before taxes	$ 288.5	$ 22.4	$ 310.9

Six months ended November 27, 2005:
Sales to unaffiliated customers	$ 888.4	$ 149.4	$ 1,037.8

Segment income before taxes	$ 283.4	$ 17.8	$ 301.2

Note 10. Contingencies – Legal Proceedings

•	Environmental Matters

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

•	Tax Matters

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

•	Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court. In June 2004, the Securities and Exchange Commission (SEC) proposed clarifying amendments to its section 16(b) rules which we believe would be dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005 and we are waiting for the court’s ruling. We intend to continue to contest the case through all available means.

In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We appealed the case and the appellate hearing was held in October 2006. On December 11, 2006, the appeals court issued an unpublished opinion that reverses the judgment and remands the case for retrial or other disposition. The opinion of the appeals court will not become final until January 10, 2007, at which point iTech has the option to pursue a further appeal. We intend to continue to contest the case through all available means. In the fourth quarter of fiscal 2005, we accrued a charge of $3.3 million to cover the total amount of damages awarded to iTech under the trial court’s order. We continue to maintain this accrual because it remains the best estimate currently available to us of any loss that we may ultimately sustain in further court proceedings. The loss, if any, that we may ultimately sustain in this case may be higher or lower than the amount we have recorded.

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

•	Contingencies – Other

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A and Quarterly Report on Form 10-Q contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q “Item 1A: Risk Factors” and business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on Risk Factors that appears in Part II, Item 1A of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

•	Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our strategy is to be the premier analog company creating high-value analog devices and subsystems. We focus on our analog product capabilities, particularly in the standard linear categories (as defined by the World Semiconductor Trade Statistics, WSTS). We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 88 percent of our revenue in the first six months of fiscal 2007 was generated from analog-based products, compared to 86 percent in the first six months of fiscal 2006. For more information on our business, see Part I, Item I, Business, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 52 percent of our semiconductor product sales were made to distributors in the first six months of fiscal 2007, compared to 50 percent in the first six months of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.8 million in the first six months of fiscal 2007 and $1.4 million in the first six months of fiscal 2006. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

3.	Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	Significant decrease in the market value of an asset
•	Significant changes in the extent or manner for which the asset is being used or in its physical condition
•	Significant change, delay or departure in our business strategy related to the asset

•	Significant negative changes in the business climate, industry or economic conditions
•	Current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of November 26, 2006 our reporting units with goodwill include our advanced power, ISP, portable core and high voltage (all formerly within portable power); interface (which now includes RF products); displays (formerly flat panel displays) and non-audio amplifier business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is an operating segment included in “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

4.	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. The valuation allowance has been established primarily against the reinvestment and investment tax credits related to Malaysia. It was established because we have concluded that a significant portion of the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust our existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

5.	Share-Based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair-value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rate may be revised, if necessary. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

•	Overview

We focus on addressing analog product areas, particularly in the analog standard linear markets. The WSTS define “standard linear” as amplifiers, data converters, regulators and references (power management products), and interface products. We believe we have experienced success in these markets based on our understanding of the analog markets and our circuit design capabilities, as well as our packaging and analog process technology, and our comprehensive manufacturing service supply and logistics network.

Despite lower sales in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, we achieved higher gross margins in the second quarter of fiscal 2007 than the same quarter of fiscal 2006. In addition, we were able to maintain gross margin at almost 59 percent even though factory utilization declined to slightly below 60 percent in the quarter. Although gross margin decreased sequentially in the second quarter from the first quarter of fiscal 2007, gross margin was higher in the first six months of fiscal 2007 compared to the corresponding six months of fiscal 2006. The improvement in gross margin reflects ongoing improvement in the mix of product sales coming from our higher margin analog products, as well as manufacturing execution and efficiencies. We continue to focus our research and development investments on high-value growth areas in analog standard linear markets.

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

We continued our stock repurchase activity during the second quarter of fiscal 2007 under the $500 million stock repurchase program announced in June 2006. We repurchased a total of 7.4 million shares of our common stock in the second quarter for $177.8 million under this stock repurchase program. Through the first six months of fiscal 2007, we have repurchased a total of 19.8 million shares of our common stock for $462.8 million under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007 and (ii) the $500 million stock repurchase program announced in June 2006. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of November 26, 2006, we had $190.5 million remaining for future common stock repurchases under the program announced in June 2006.

We also continued with the dividend program in the second quarter of fiscal 2007, during which time we paid a cash dividend of $0.03 per outstanding share of common stock on October 10, 2006 to shareholders of record at the close of business on September 18, 2006. Through the first six months of fiscal 2007, we have paid a total of $19.8 million in dividends. On October 5, 2006, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on January 8, 2007 to shareholders of record at the close of business on December 18, 2006. This dividend payable was accrued in the second quarter of fiscal 2007.

The following table and discussion provide an overview of our operating results for the current fiscal year and recently completed second quarter:

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 26, 2006	% Change	Nov. 27, 2005	Nov. 26, 2006	% Change	Nov. 27, 2005
Net sales	$501.6	(7.8%)	$544.0	$1,043.0	0.5%	$ 1,037.8
Gross margin	$295.4		$311.3	$629.7		$589.0
As a % of net sales	58.9%		57.2%	60.4%		56.8%
Operating income	$124.4		$160.7	$289.9		$288.5
As a % of net sales	24.8%		29.5%	27.8%		27.8%
Net income	$91.4		$114.7	$211.5		$200.3
As a % of net sales	18.2%		21.1%	20.3%		19.3%

Net income in fiscal 2007 includes $33.2 million in the second quarter and $57.1 million in the first six months for share-based compensation expenses as we began recognizing share-based compensation expense upon the adoption of SFAS No. 123(R). Net income for the second quarter of fiscal 2007 also includes a severance charge of $1.3 million related to our Scotland manufacturing facility (see Note 4 to the Condensed Consolidated Financial Statements) and other operating income of $0.7 million (see Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first six months of fiscal 2007 includes a severance charge of $2.7 million related to our Texas manufacturing facility (see Note 4 to the Condensed Consolidated Financial Statements) and other operating income of $1.3 million (see Note 2 to the Condensed Consolidated Financial Statements). Net income for the second quarter of fiscal 2006 included severance charges of $2.7 million related to manufacturing operations, $0.7 million of net intellectual property income and other operating income of $1.7 million. In addition to these amounts, net income for the first six months of fiscal 2006 included $28.0 million of severance and restructuring charges related to the closure of our Singapore assembly and test plant, a gain of

$24.3 million from the sale of the cordless business, $0.7 million of net intellectual property income and other operating income of $0.3 million. All of these charges and credits are pre-tax amounts. Income tax expense for the first six months of fiscal 2006 also included additional tax provisions of $5.8 million, primarily relating to discrete transactions recorded in the period including those described above.

•	Net Sales

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 26, 2006	% Change	Nov. 27, 2005	Nov. 26, 2006	% Change	Nov. 27, 2005
Analog segment	$ 445.9	(2.9%)	$ 459.3	$ 913.2	2.8%	$ 888.4
As a % of net sales	88.9%		84.4%	87.6%		85.6%

All others	55.7	(34.2%)	84.7	129.8	(13.1%)	149.4
As a % of net sales	11.1%		15.6%	12.4%		14.4%
Total net sales	$ 501.6		$ 544.0	$ 1,043.0		$ 1,037.8
	100%		100%	100%		100%

The chart above and the following discussion are based on our reportable segments described in Note 13 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 28, 2006.

Analog segment sales in the second quarter of fiscal 2007 compared to sales in the second quarter of fiscal 2006 were down while sales in the first six months of fiscal 2007 were slightly higher than sales in the first six months of fiscal 2006 reflecting the declining trajectory in sales so far in the first two quarters of fiscal 2007. In contrast, sales were on a rising trajectory during the same period of fiscal 2006. The decrease in total sales for the second quarter of fiscal 2007 was primarily due to a combination of a decline in foundry sales from the businesses we had previously sold and lower shipments to distributors, who reduced their inventories during the second quarter. Unit shipments were lower by 17 percent in the second quarter and 12 percent in the first six months of fiscal 2007 compared to the corresponding six months of fiscal 2006. Despite lower unit shipments, blended-average selling prices continued to show improvement with increases of 11 percent in the second quarter and 14 percent in the first six months of fiscal 2007 compared to the corresponding six months of fiscal 2006, mainly driven by improved sales mix from our analog standard linear product portfolio.

Within the Analog segment, sales from our data conversion business unit grew by 3 percent in the second quarter and 21 percent in the first six months of fiscal 2007 over sales in the corresponding periods of fiscal 2006. Sales from our power management business units grew by 1 percent in the second quarter of fiscal 2007 and 6 percent in the first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006. Sales from our amplifier (including audio amplifier products) and interface (which now includes RF products) business units were down in the second quarter of fiscal 2007 by 8 percent and 15 percent, respectively, and down in the first six months of fiscal 2007 by 5 percent and 1 percent, respectively, compared to the corresponding periods of fiscal 2006.

For the “All Others” segment, we saw decreases in sales for the second quarter and first six months of fiscal 2007 compared to the corresponding periods of fiscal 2006 primarily driven by the decline in foundry sales from the businesses we had previously sold.

•	Gross Margin

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 26, 2006	% Change	Nov. 27, 2005	Nov. 26, 2006	% Change	Nov. 27, 2005
Net Sales	$ 501.6	(7.8%)	$ 544.0	$ 1,043.0	0.5%	$ 1037.8
Cost of sales	206.2	(11.4%)	232.7	413.3	(7.9%)	448.8
Gross
margin	$ 295.4		$ 311.3	$ 629.7		$ 589.0
As a % of net sales	58.9%		57.2%	60.4%		56.8%

The increase in gross margin as a percentage of sales in the second quarter and first six months of fiscal 2007 compared to the comparable periods of fiscal 2006 was largely due to improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in fiscal 2007 were also higher compared to fiscal 2006. Our product mix has continued to improve through our active efforts to increase the portion of our business that comes from high value, higher-performance analog products that are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. A decline in the foundry sales from the businesses we previously sold (which carry a much lower gross margin) also contributed to the gross margin improvement during the first six months of fiscal 2007. Manufacturing efficiencies also aided our ability to sustain a higher gross margin despite a drop in factory utilization in the second quarter. Wafer fabrication capacity utilization (based on wafer starts) was 68 percent in the first half of fiscal 2007 compared to 79 percent in the first half of fiscal 2006. Gross margin in fiscal 2007 also includes the effect of $6.6 million in the second quarter and $9.1 million in the first six months of share-based compensation expenses recognized as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007.

•	Research and Development

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 26, 2006	% Change	Nov. 27, 2005	Nov. 26, 2006	% Change	Nov. 27, 2005

Research and development	$ 89.5	10.9%	$ 80.7	$ 178.3	10.6%	$ 161.2
As a % of net sales	17.8%		14.8%	17.1%		15.5%

The increase in research and development expenses in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 is primarily due to the inclusion of share-based compensation expense as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007 in the amount of $8.8 million in the second quarter and $16.3 million in the first six months. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities. During fiscal 2007, research and development spending on our key focus areas in the Analog segment increased approximately 13 percent as we continued to invest in the development of new analog products for wireless handsets, displays and other portable devices, as well as in applications for the broader markets requiring analog technology. A significant portion of our research and development is directed at power management technology.

•

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 26, 2006	% Change	Nov. 27, 2005	Nov. 26, 2006	% Change	Nov. 27, 2005

Selling, general and administrative	$ 80.9	16.2%	$ 69.6	$ 159.5	17.0%	$ 136.3
As a % of net sales	16.1%		12.8%	15.3%		13.1%

The increase in selling, general and administrative expenses in the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 is primarily due to the inclusion of share-based compensation expense as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007 in the amount of $17.8 million in the second quarter and $31.7 million in the first six months. Aside from the share-based compensation expense, we continue to manage our cost structure in line with our overall business model objectives, as well as current business conditions.

•	Interest Income, Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Interest income	$ 9.9	$ 7.9	$ 20.9	$ 15.3
Interest expense	(0.4)	(0.4)	(0.9)	(0.7)
Interest income, net	$ 9.5	$ 7.5	$ 20.0	$ 14.6

The increase in interest income, net, for the second quarter and first six months of fiscal 2007 compared to the same periods of fiscal 2006 was due to higher interest rates during fiscal 2007.

•	Other Non-Operating Income (Expense), Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Gain (loss) on investments	$ 1.1	$ 0.9	$ 1.0	$ (1.3)
Share in net losses of equity-method investments	-	(0.3)	-	(0.6)
Total other non-operating income
(expense), net	$ 1.1	$ 0.6	$ 1.0	$ (1.9)

The components of other non-operating income (expense), net are primarily derived from activities related to our investments. The gain on investments in fiscal 2007 reflects the change in unrealized holdings gains and losses from trading securities, which is partially offset by impairment losses on non-marketable investments in the second quarter of fiscal 2007. The change in unrealized holdings gains and losses on trading securities provided a gain on investments in fiscal 2006 that was offset by an impairment loss on a non-marketable investment in the first quarter of fiscal 2006. The share of net losses in equity-method investments has substantially declined because we have reduced the carrying value for most of these investments to zero.

•

Income Tax Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005	Nov. 26, 2006	Nov. 27, 2005

Income tax expense	$ 43.6	$ 54.1	$ 99.4	$ 100.9
Effective tax rate	32.3%	32.0%	32.0%	33.5%

The effective tax rate for the second quarter of fiscal 2007 was higher than the rate for the comparable quarter in fiscal 2006 primarily due to the suspension of the U.S. research and development credit and the phase-out of the tax benefits for export sales. The tax rate increase was largely offset by a higher percentage of profits in tax jurisdictions with lower rates in fiscal 2007 compared to fiscal 2006. The effective tax rate for the first six months of fiscal 2007 was lower than the rate for the comparable period in fiscal 2006 primarily because income tax expense in the first six months of fiscal 2006 included tax provisions of $5.8 million related to discrete transactions recorded during that period that had higher effective tax rates. Those transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business.

•	Severance and Restructuring Expenses Related to Cost Reduction Programs

In late fiscal 2006, we began upgrading and repositioning the wafer-manufacturing capacity at our facility in Greenock, Scotland to support our high-value, high-performance analog products. This significant capital investment project is focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory, which will reduce the direct labor requirements for the Greenock operation. As a result, we recorded a $1.3 million charge in the second quarter of fiscal 2007 for severance incurred upon the termination of 33 employees who were a part of the manufacturing workforce in Greenock. In addition to this severance charge, we also recorded an additional $2.7 million severance charge in the first six months of fiscal 2007 for the first quarter fiscal 2007 workforce reduction in Texas (87 employees) and minor workforce reductions in support areas. See Note 4 to the Condensed Consolidated Financial Statements for further detail.

•	Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. For further detail regarding a description of these plans, see Note 6 to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 10 to the Consolidated Financial Statements in our Form 10-K for the 2006 fiscal year.

We have applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the adoption of SFAS No. 123(R). The effect of adopting SFAS No. 123(R) on operating results was a decrease in net income by $18.5 million and a decrease to both basic and diluted earnings per share by $0.06 for the second quarter of fiscal 2007, as well as a decrease in net income by $31.3 million and a decrease to basic earnings per share by $0.10 and diluted earnings per share by $0.09 for the first six months of fiscal 2007. Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under this prior method, the effect of share-based compensation expense was immaterial to our operating results for both the second quarter and first six months of fiscal 2006.

The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model which requires the input of certain key assumptions. Upon adoption of SFAS No. 123(R), we changed the method used to determine the assumption for expected volatility. Beginning in fiscal 2007, the expected volatility assumption is based on implied volatility, as management has determined that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. This change results in a lower volatility assumption for fiscal 2007 compared to fiscal 2006. See Note 1 and Note 6 to the Condensed Consolidated Financial Statements for additional discussion of our share-based compensation plans and the effect of share-based compensation expense.

•	Liquidity and Capital Resources

	Six Months Ended
(In Millions)	Nov. 26, 2006	Nov. 27, 2005
Net cash provided by
operating activities	$ 265.4	$ 366.2

Net cash provided by
investing activities	32.8	9.6

Net cash used by
financing activities	(449.8)	(428.5)
Net change in cash and cash equivalents	$ (151.6)	$ (52.7)

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2007 and 2006 are described below:

During the first six months of fiscal 2007, cash from operating activities was positively affected by higher net income, adjusted for non-cash items (primarily depreciation and amortization and share-based compensation expense). This was partially offset by the negative impact that came from changes in working capital components, primarily the decrease in accounts payable and accrued expenses. In the first six months of fiscal 2006, cash generated from net income, adjusted for non-cash items (primarily depreciation and amortization) was combined with a positive impact from changes in working capital components.

The primary source of cash generated from investing activities in the first six months of fiscal 2007 was the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $70.6 million, primarily for the purchase of machinery and equipment. The primary source of cash generated from investing activities in the first six months of fiscal 2006 came from proceeds from the sale of the cordless business of $60.0 million, which was offset by investment in property, plant and equipment of $46.4 million, primarily for the purchase of machinery and equipment.

The primary use of cash for our financing activities in the first six months of fiscal 2007 was for the repurchase of 19.8 million shares of our common stock in the open market for $462.8 million, and payments of $19.8 million for cash dividends and $8.4 million for software license obligations. These amounts were partially offset by proceeds of $36.6 million from the issuance of common stock under employee benefit plans. In the first six months of fiscal 2006, the primary uses of cash for our financing activities was for the repurchase of 23.0 million shares of our common stock in the open market for $550.6 million, and payments of $13.9 million for cash dividends and $13.1 million for software license obligations. These amounts were partially offset by proceeds of $149.1 million from the issuance of common stock under employee benefit plans.

On October 5, 2006, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock which will be paid on January 8, 2007 to shareholders of record at the close of business on December 18, 2006.

We foresee continuing cash outlays for plant and equipment in fiscal 2007, with our primary focus on analog capabilities at our existing sites. Under current business conditions, we expect our fiscal 2007 capital expenditures to be less than the fiscal 2006 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2007, as well as the declared dividend and the stock repurchase program.

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

•	Recently Issued Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan on the balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. It also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. SFAS No. 158 is effective at the end of fiscal 2007, except for the change in measurement date, which is effective for fiscal 2008. We are currently evaluating the requirements of this Statement and have not yet determined its effect on our Consolidated Financial Statements.

In September 2006 the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective for our fiscal 2009 first quarter. We are currently evaluating this Statement and have not yet determined whether it will result in a change to our fair value measurements.

In September 2006, the U.S. Securities and Exchange Commission released Staff Accounting Bulletin 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SAB requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. The SAB does not change the staff’s previous guidance in SAB 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, the SAB allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements are effective for our annual financial statements for the fiscal year ending May 27, 2007. We are currently analyzing the requirements of this SAB and have not yet determined its effect on our Consolidated Financial Statements.

•

Outlook

In the first half of fiscal 2007, we saw lower than expected shipment activity as distributors have sought to reduce their levels of inventories and OEM customers have reduced their orders for semiconductor components. We also saw lower foundry sales, as expected, from the businesses we had previously sold and we expect that these foundry sales will decline further by approximately $10 million in our fiscal 2007 third quarter.

Total new orders in the fiscal 2007 second quarter were sequentially lower than in the preceding first quarter. This decrease was accompanied by lower turns orders, which are orders received with delivery requested in the same quarter. As a result, our opening 13-week backlog entering the third quarter of fiscal 2007 is lower than it was when we began the second quarter of fiscal 2007. A large portion of the decrease in opening backlog is attributable to lower orders from our OEM customers and contract manufacturers. We believe that they are seeking to reduce their inventory levels over the next few months. We also expect seasonally lower build activity by our customers in vertical markets such as wireless, displays and computing after the holiday season. Shipments to distributors are expected to be lower as well since their resales are also affected by the post-holiday slowdown.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the third quarter of fiscal 2007 to be down 8 to 11 percent sequentially from the level achieved in our recently completed second quarter of fiscal 2007. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. In view of the lower demand anticipated in the fiscal 2007 third quarter, we expect our wafer fabrication utilization to run below 60 percent in the third quarter. We expect our gross margin percentage to range from 58 to 59 percent, which includes the effect of approximately $7 million of share-based compensation expense. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be further negatively impacted.

In late December 2006, H.R. 6111, the Tax Relief and Health Care Act of 2006 was signed into law, providing an extension of the R&D tax credit from January 1, 2006, through December 31, 2007. The bill also includes provisions to strengthen the credit with the new Alternative Simplified Credit, which will be effective from January 1, 2007, through December 31, 2007. We are currently undertaking a comprehensive evaluation of the provisions included in the bill and have not yet determined the benefit to be recognized in our fiscal 2007 third quarter operating results or the significance to our fiscal 2007 effective tax rate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 28, 2006 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 34 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. There have been no material changes in market risk from the information reported in these sections.

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

Changes in internal controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2007 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

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

In September 2002, iTech Group, Inc. (iTech) brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. At the trial which began in May 2005, the jury in the case found for iTech on claims of breach of contract, promissory fraud and unjust enrichment, awarding iTech compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for the compensatory damages, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in that amount in late August 2005. We appealed the case and the appellate hearing was held in October 2006. On December 11, 2006, the appeals court issued an unpublished opinion that reverses the trial court judgment and remands the case for retrial or other disposition. The opinion of the appeals court will not become final until January 10, 2007, at which point iTech has the option to pursue a further appeal. We intend to continue to contest the case through all available means.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 28, 2006. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results or financial condition.

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

We operate in the global marketplace and face risks associated with worldwide operations.

During the first six months of fiscal 2007, approximately 77 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the U.K., Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in fiscal 2006 or in the first six months of fiscal 2007, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with short product life cycles, even with analog products which form the core of our strategic focus. We have seen and may see in the future significant and rapid increases and decreases in product demand. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry which amplify the effect of this cyclicality. As a result of this environment, we have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, can also have a significant impact on our operating results. As a result of these and other factors, our financial results can fluctuate significantly from period to period.

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

The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Revenues from this market in the first six months of fiscal 2007 were less than we had expected. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and results.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending in these markets due to fluctuating oil prices or other economic factors could adversely affect our revenues and gross margins.

Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize due to reduced consumer or corporate spending, from increased oil prices or otherwise, our revenues and gross margins could be adversely affected.

We may experience delays in introducing new products or market acceptance of new products may be below our expectations.

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. We will continue to target applications such as wireless handsets, displays, other portable devices and applications in other broad markets that require analog technology. We cannot assure you that we will be successful in timely developing and introducing successful new products, and a failure to bring new products to market may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

We make forecasts of customer demand that need to be accurate.

Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in any given quarter may affect our ability to meet that quarter’s revenue forecast. To be able to accommodate customer requests for shorter shipment lead times, we manufacture product based on customer forecasts. These forecasts are based on multiple assumptions. While we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reliable forecasts, if we inaccurately forecast customer demand, it could result in inadequate, excess or obsolete inventory that would reduce our profit margins.

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of which are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the first six months of fiscal 2007, we have had difficulties in the past and could experience them in the future.

We are subject to warranty claims, product recalls and product liability.

We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. Although costs or payments we have made in connection with warranty claims or product recalls in the past have not materially affected our results of operations and financial condition, they could in the future.

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

Our worldwide operations could be subject to natural disasters and other disruptions. Our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be subject to natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all of our shipments from vendors and from our foundries to assembly and test sites and for shipments to customers of our final product. This includes ground, sea and air freight. Any significant disruption of our freight shipments globally or in certain parts of the world, particularly where our operations are concentrated, would materially affect our operations.

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

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies. Some of our products and technologies are not covered by any patent or patent application and we cannot assure you that:

•	the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies
•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all

In addition, effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, in part by confidentiality agreements and, if applicable, inventors’ rights agreements with our collaborators, advisors, employees and consultants. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach or that our collaborators will not assert rights to intellectual property arising out of our research collaborations. In addition, we may not be able to enforce these agreements globally. Some of our technologies have been licensed on a non-exclusive basis from other companies, which may license such technologies to others, including our competitors. If necessary or desirable, we may seek licenses under patents or intellectual property rights claimed by others. However, we cannot assure you that we will obtain such licenses or that the terms of any offered licenses will be acceptable to us. The failure to obtain a license from a third party for technologies we use could cause us to incur substantial liabilities and to suspend the manufacture or shipment of products or our use of processes requiring the technologies.

We have significantly expanded our manufacturing operations in China and, as a result, will be increasingly subject to risks inherent in doing business in China.

Since we began production in our assembly and test facility in Suzhou, China in fiscal 2005, the factory has steadily increased its output. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The legal system of China relating to foreign trade is relatively new and continues to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

While we transact business primarily in U.S. dollars, and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues is denominated in other currencies, such as the euro, the Japanese yen, pound sterling and certain other Asian currencies. As a result, changes in the exchange rates of these or any other applicable currencies to the U.S. dollar will affect our costs of goods sold and operating margins. We have a program to hedge our exposure to currency rate fluctuations, but our hedging program may not be fully effective in preventing foreign exchange losses.

We may pursue acquisitions, investments and divestitures that could harm our operating results and may disrupt our business.

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

We have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings we are involved with is contained in Note 10 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

We are subject to many environmental laws and regulations.

Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

•	we currently are remediating past contamination at some of our sites
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs

We are subject to export restrictions and laws affecting trade and investments.

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has not significantly limited our operations or our sales to date, but could in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investment. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could in the future.

We may be affected by higher than expected tax rates or exposure to additional income tax liabilities and we have deferred tax assets that we may not be able to use under certain circumstances.

As a global company, our effective tax rate is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and complex analyses and significant judgment are required in order to determine worldwide tax liabilities. From time to time, we have received notices of tax assessments in various jurisdictions where we operate. We may receive future notices of assessments and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

We have significant amounts of deferred tax assets. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

Recent events and global disruptions could adversely affect our financial performance and operating results.

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the U.S. and other countries, cause uncertainty on the overall state of the global economy. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued wide fluctuations in oil prices could affect our future costs and revenues. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	During the second quarter of fiscal 2007 covered by this report, we did not make any unregistered sales of our securities.

c.	The following table summarizes purchases we made of our common stock during the second quarter of fiscal 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 August 28, 2006 – September 27, 2006	2,847,884	$24.17	2,830,000	$ 300 million
Month #2 September 28, 2006 – October 27, 2006	3,681,656	$23.55	3,680,000	$ 213 million
Month #3 October 28, 2006 – November 26, 2006	915,955	$25.30	900,000	$ 190 million

Total	7,445,495		7,410,000

(1)

Includes 3,584 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 31,911 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)

Purchases during the second quarter of fiscal 2007 were made under the $500 million repurchase program announced on June 8, 2006. There is no expiration date for this repurchase program. All 7,410,000 shares were purchased in the open market.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2006. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual stockholders meeting was held on October 6, 2006.

(b)	The following directors were elected at the meeting:

Director	For	Against	Abstain

Brian L. Halla	286,520,631	4,746,721	6,851,405
Steven R. Appleton	289,888,675	1,555,054	6,675,028
Gary P. Arnold	268,475,359	22,237,083	7,406,315
Richard J. Danzig	289,846,574	1,549,372	6,722,811
John T. Dickson	289,800,197	1,581,988	6,736,572
Robert J. Frankenberg	289,185,529	1,817,516	7,115,712
E. Floyd Kvamme	289,448,231	1,776,810	6,893,716
Modesto A. Maidique	286,850,883	4,527,109	6,740,765
Edward R. McCracken	287,425,560	3,940,583	6,752,614

(c)	The following matter was also voted on at the meeting:

Proposal to ratify the appointment of KPMG LLP as the independent auditors of the Company:

FOR: 286,932,723	AGAINST: 4,612,852	ABSTAIN: 6,573,182

ITEM 6.       EXHIBITS

(a)	Exhibits

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

31.	Rule 13a – 14(a)/15d – 14(a) Certifications

32.	Section 1350 Certifications

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: January 4, 2007	/s/ Jamie E. Samath

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 4, 2007	/s/ Brian L. Halla

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

(c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: January 4, 2007	/s/ Lewis Chew

Lewis Chew
Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 26, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 4, 2007	/s/ Brian L. Halla

Brian L. Halla
Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 26, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 4, 2007	/s/ Lewis Chew

Lewis Chew
Senior Vice President, Finance and Chief Financial Officer