Form 10-Q
period 2007-02-25
NATIONAL SEMICONDUCTOR CORP
filed 2007-04-05
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 25, 2007.

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

Registrant’s telephone number, including area code: (408) 721-5000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at February 25, 2007
Common stock, par value $0.50 per share	313,500,098

NATIONAL SEMICONDUCTOR CORPORATION

INDEX

Page No.
Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Statements of Income (Unaudited) for the Three Months and Nine Months Ended February 25, 2007 and February 26, 2006	3

Condensed Consolidated Balance Sheets (Unaudited) as of February 25, 2007 and May 28, 2006	4

Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended February 25, 2007 and February 26, 2006	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6-20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21-32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33

Part II. Other Information

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35-39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 5. Other Information.	41

Item 6. Exhibits	41

Signature	42

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Net sales	$431.0	$547.7	$1,474.0	$1,585.5
Cost of sales	173.3	215.5	586.6	664.3
Gross margin	257.7	332.2	887.4	921.2

Research and development	89.7	80.2	268.0	241.4
Selling, general and administrative	76.4	68.8	235.9	205.1
In-process research and development charge	6.1	-	6.1	-
Severance and restructuring expenses	-	1.0	4.0	31.7
Gain on sale of business	-	(4.0)	-	(28.3)
Other operating (income) expense, net	(0.2)	4.3	(2.2)	0.9
Operating expenses, net	172.0	150.3	511.8	450.8

Operating income	85.7	181.9	375.6	470.4
Interest income, net	9.0	8.5	29.0	23.1
Other non-operating income (expense), net	0.1	-	1.1	(1.9)

Income before taxes	94.8	190.4	405.7	491.6
Income tax expense	21.1	60.3	120.5	161.2
Net income	$73.7	$130.1	$285.2	$330.4

Earnings per share:
Basic	$0.23	$0.39	$0.89	$0.97
Diluted	$0.22	$0.37	$0.85	$0.92

Weighted—average shares used to calculate earnings per share:
Basic	315.7	337.5	322.0	341.0
Diluted	330.1	354.6	336.4	358.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In Millions)	Feb. 25, 2007	May 28, 2006
ASSETS
Current assets:
Cash and cash equivalents	$777.7	$932.2
Short-term marketable investments	-	110.3
Receivables, less allowances of $26.7 in fiscal 2007
and $38.8 in fiscal 2006	172.4	208.6
Inventories	171.9	189.4
Deferred tax assets	84.5	74.7
Other current assets	63.2	25.3

Total current assets	1,269.7	1,540.5

Net property, plant and equipment	603.5	627.7
Goodwill	63.6	57.3
Deferred tax assets, net	199.3	185.7
Other assets	82.5	99.9

Total assets	$2,218.6	$2,511.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.7	$108.8
Accrued expenses	124.2	191.0
Income taxes payable	104.5	98.5

Total current liabilities	292.4	398.3

Long-term debt	20.6	21.1
Other non-current liabilities	173.5	165.6

Total liabilities	486.5	585.0

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
313,500,098 in 2007 and 335,680,499 in 2006	156.7	167.8
Additional paid-in capital	59.6	504.2
Retained earnings	1,628.9	1,376.2
Unearned compensation	-	(8.6)
Accumulated other comprehensive loss	(113.1)	(113.5)

Total shareholders’ equity	1,732.1	1,926.1

Total liabilities and shareholders’ equity	$2,218.6	$2,511.1

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006
Cash flows from operating activities:
Net income	$285.2	$330.4
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	110.5	122.3
Share-based compensation	86.6	12.6
Excess tax benefit from share-based payment arrangements	(7.0)	-
Tax benefit associated with stock options	18.4	84.4
Gain on investments	(1.1)	(8.4)
Share in net losses of equity-method investments	-	0.6
Loss on disposal of equipment	0.9	2.7
Gain on sale of business	-	(28.3)
In-process research and development charge	6.1	-
Impairment of goodwill	-	5.2
Non-cash other operating income, net	-	1.6
Other, net	0.8	(1.7)
Changes in certain assets and liabilities, net:
Receivables	41.8	(63.9)
Inventories	20.2	(9.5)
Other current assets	(6.8)	43.0
Accounts payable and accrued expenses	(123.5)	44.6
Current and deferred income taxes	(17.4)	24.5
Other non-current assets	-	(9.0)
Other non-current liabilities	15.4	16.9
Net cash provided by operating activities	430.1	568.0

Cash flows from investing activities:
Purchase of property, plant and equipment	(88.3)	(100.0)
Business acquisition, net of cash acquired	(8.2)	-
Sale of equipment	0.6	1.1
Sale of business	-	64.0
Sale and maturity of available-for-sale securities	110.8	-
Sale of investments	-	10.8
Funding of benefit plan	(7.9)	(2.4)
Other, net	1.9	(1.9)
Net cash provided by (used in) investing activities	8.9	(28.4)

Cash flows from financing activities:
Payment on software license obligations	(8.7)	(13.1)
Excess tax benefit from share-based payment arrangements	7.0	-
Issuance of common stock	44.5	233.2
Purchase and retirement of treasury stock	(603.8)	(750.7)
Cash dividends declared and paid	(32.5)	(24.0)
Net cash used in financing activities	(593.5)	(554.6)

Net decrease in cash and cash equivalents	(154.5)	(15.0)
Cash and cash equivalents at beginning of period	932.2	867.1

Cash and cash equivalents at end of period	$777.7	$852.1

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

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Numerator:
Net income	$73.7	$130.1	$285.2	$330.4

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	315.7	337.5	322.0	341.0

Effect of dilutive securities:
Stock options and restricted stock	14.4	17.1	14.4	17.3

Weighted-average common and potential
common shares outstanding used for
diluted earnings per share	330.1	354.6	336.4	358.3

For the third quarter of fiscal 2007, we did not include options outstanding to purchase 20.3 million shares of common stock with a weighted-average per share exercise price of $26.43 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2007, we did not include options outstanding to purchase 21.0 million shares of common stock with a weighted-average per share exercise price of $26.33 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during this period. However, these shares could potentially dilute earnings per share in the future.

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

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on May 29, 2006, the first day of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires that such transactions be accounted for under the fair-value method. We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). Under the modified prospective method, share-based compensation expense includes amounts for those share-based awards granted beginning in fiscal 2007 and all unvested share-based awards granted prior to May 29, 2006. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans as described in Note 10 to the Condensed Consolidated Financial Statements.

The fair value of awards granted under our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards granted under our restricted stock plans is based on the market price of our common stock on the date of grant. The fair value of awards is recognized on a straight-line basis over the vesting period. The compensation expense for share-based awards granted prior to May 29, 2006 is based on the fair values previously determined for the pro forma disclosure required under SFAS No. 123, Accounting for Stock-Based Compensation, adjusted for expected forfeitures. Share-based compensation expense included in operating results for fiscal 2007 and 2006 is presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Cost of sales:
Gross compensation	$5.9	$-	$18.3	$-
Capitalized in inventory during the period	(4.3)	-	(13.7)	-
Realized from inventory during the period	4.9	-	11.0	-
	6.5	-	15.6	-
Research and development	8.4	0.8	24.7	2.4
Selling, general and administrative	14.6	3.9	46.3	10.2
Total share-based compensation included
in income before taxes	29.5	4.7	86.6	12.6
Income tax benefit	(7.4)	(3.4)	(27.3)	(4.6)
Total share-based compensation, net of tax,
included in net income	$22.1	$1.3	$59.3	$8.0
Share-based compensation effects on
earnings per share:
Basic	$0.07	$0.00	$0.18	$0.02
Diluted	$0.07	$0.00	$0.18	$0.02

Share-based compensation capitalized
in inventory	$2.7	$-	$2.7	$-

Total share-based compensation	$28.9	$4.7	$89.3	$12.6

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 increased our total share-based compensation expense primarily due to the recognition of new share-based compensation expense arising from our stock option and stock purchase plans, which was not required under APB No. 25. Share-based compensation expense recorded prior to fiscal 2007 included compensation expense primarily associated with restricted stock awards. As a result, the effect of adopting SFAS No. 123(R) on income before taxes and net income was a reduction of $23.2 million and $18.0 million, respectively, for the third quarter of fiscal 2007 and a reduction of $70.8 million and $49.3 million, respectively, for the first nine months of fiscal 2007. Basic earnings per share for fiscal 2007 were reduced by $0.06 for the third quarter and $0.15 for the first nine months, and diluted earnings per share for fiscal 2007 were reduced by $0.05 for the third quarter and $0.15 for the first nine months. Beginning in fiscal 2007, we have reported the excess tax benefit from the exercise of share-based compensation awards as a financing activity, with a corresponding amount reported as an operating activity in the Condensed Consolidated Statement of Cash Flows. We have also reported share-based compensation expense as an operating activity in the Condensed Consolidated Statement of Cash Flows for fiscal 2007 and the corresponding amount for fiscal 2006 has been reclassified to conform to the fiscal 2007 presentation. Net income for fiscal 2006 has not been affected by this reclassification.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of APB No. 25 and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma information illustrated the effect on net income and earnings per share as if we had accounted for share-based awards to employees under the fair value method specified by SFAS No. 123. Pro forma information required under SFAS No. 123(R) for periods prior to fiscal 2007 is presented in the following table:

	Three Months Ended	Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 26, 2006	Feb. 26, 2006

Net income – as reported	$130.1	$330.4
Adjustments:
Share-based compensation charge
included in net income determined under
the intrinsic value method, net of tax	4.0	8.0
Total share-based compensation
benefit determined under the fair value
method, net of tax	96.2	51.1
Net income – pro forma	$230.3	$389.5

Basic earnings per share – as reported	$0.39	$0.97
Basic earnings per share – pro forma	$0.68	$1.14
Diluted earnings per share – as reported	$0.37	$0.92
Diluted earnings per share – pro forma	$0.66	$1.11

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Stock Option Plans
Expected life (in years)	4.1	4.6	4.1	5.4
Expected volatility	35%	55%	37%	67%
Risk-free interest rate	4.7%	4.4%	5.1%	4.2%
Dividend Yield	0.6%	0.4%	0.5%	0.3%

Stock Purchase Plans
Expected life (in years)	0.3	0.7	0.8	0.7
Expected volatility	36%	31%	37%	31%
Risk-free interest rate	5.0%	3.9%	4.9%	3.4%
Dividend Yield	0.6%	0.4%	0.5%	0.4%

The expected life is based on the simplified method specified by U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined in connection with the adoption of SFAS No. 123(R) that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. The risk-free interest rate is based upon interest rates that match the terms of our employee stock option and stock purchase plans. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted for the third quarter and first nine months of fiscal 2007 was $7.61 and $8.14 per share, respectively. The weighted-average fair value of stock options granted for the third quarter and first nine months of fiscal 2006 was $13.73 and $14.86 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $5.11 and $6.77 per share for the third quarter and first nine months of fiscal 2007, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.56 and $6.55 per share for the third quarter and first nine months of fiscal 2006, respectively.

Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we have changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that are granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts disclosed in the pro forma table above and for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense for fiscal 2007 would have been lower by $4.9 million in the third quarter and $14.5 million in the first nine months. Correspondingly, the pre-tax pro forma share-based compensation expense for fiscal 2006 would have been higher by $9.1 million in the third quarter and by $14.2 million in the first nine months.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Feb. 25, 2007	May 28, 2006
Inventories:
Raw materials	$15.1	$17.7
Work in process	112.0	109.7
Finished goods	44.8	62.0
Total inventories	$171.9	$189.4

Property, plant and equipment:
Total property, plant and equipment	$2,728.5	$2,732.4
Less accumulated depreciation and amortization	(2,125.0)	(2,104.7)

Property, plant and equipment, net	$603.5	$627.7

Accrued expenses:
Payroll and employee related	$73.3	$119.3
Other	50.9	71.7

Total accrued expenses	$124.2	$191.0

Condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Other operating (income) expense, net:
Net intellectual property income	$(0.2)	$(1.9)	$(1.2)	$(3.3)
Goodwill impairment loss	-	5.2	-	5.2
Other	-	1.0	(1.0)	(1.0)

Total other operating (income) expense, net	$(0.2)	$4.3	$(2.2)	$0.9

Interest income, net:
Interest income	$9.4	$9.0	$30.3	$24.3
Interest expense	(0.4)	(0.5)	(1.3)	(1.2)

Interest income, net	$9.0	$8.5	$29.0	$23.1

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006
Other non-operating income (expense), net:
Net gain on marketable and other investments, net:
Trading securities:
Change in net unrealized holding gains and losses	$0.1	$-	$2.0	$2.6
Available for sale securities:
Gain from sale	-	4.7	-	4.7
Non-marketable investments:
Gain from sale	-	5.0	-	5.3
Impairment loss	-	-	(0.9)	(4.2)
Total net gain on marketable and other investments, net	0.1	9.7	1.1	8.4
Share in net losses of equity-method investments	-	-	-	(0.6)
Charitable contribution	-	(9.7)	-	(9.7)

Total other non-operating income (expense), net	$0.1	$-	$1.1	$(1.9)

Other Comprehensive Income:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Net income	$73.7	$130.1	$285.2	$330.4

Other comprehensive income (loss), net of tax	0.1	(2.5)	0.4	(0.9)

Comprehensive income	$73.8	$127.6	$285.6	$329.5

Other comprehensive income includes unrealized gains on available-for-sale securities and cash flow hedges.

Note 3. Statements of Cash Flow Information

	Nine Months Ended
(In Millions)	Feb.25, 2007	Feb.26, 2006
Supplemental Disclosure of Cash Flow Information:

Cash paid for:
Interest	$1.2	$1.1
Income taxes	$124.0	$12.7

Supplemental Schedule of Non-Cash Investing and Financing Activities:

Restricted stock cancellation	$1.1	$1.1
Change in unrealized gain on available-for-sale securities	$0.3	$3.9
Acquisition of software under license obligations, net	$0.8	$20.5

Note 4. Cost Reduction and Restructuring Programs

In late fiscal 2006, we began upgrading and repositioning the wafer-manufacturing capacity at our facility in Greenock, Scotland to specifically support our high-value, high-performance analog products. This significant capital investment project is focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory. The expected improvement in manufacturing efficiency will reduce the direct labor requirements for the Greenock operation. As a result, in November 2006 we terminated 33 employees who were a part of the manufacturing workforce in the Greenock facility. All of these affected employees departed prior to the end of November 2006. In connection with this action, we recorded a $1.3 million charge for severance in the first nine months of fiscal 2007, which represents the total amount expected to be incurred in connection with the workforce reduction in Scotland.

We also began the conversion of certain wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity during the first nine months of fiscal 2007 to support our high-value, high-performance analog products. Similar to the objectives of the capital investment project in Scotland, this conversion is expected to reduce product cost, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. Equipment conversion started in June 2006 and is expected to be completed by the end of fiscal 2007. The conversion activity included a workforce reduction of 87 employees in Texas. All affected employees were notified in early June 2006 and their departure dates coincide with the phased timing of the conversion. We recorded a $2.7 million charge for severance in the first nine months of fiscal 2007, which includes severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas. This represents the total amount expected to be incurred in connection with the workforce reductions occurring in Texas.

The following table provides further detail of the total net charges recorded as severance expense in the first nine months of fiscal 2007:

(In Millions)	Analog Segment	All Others	Total

Cost reduction program charge:
Greenock capacity repositioning:
Severance	$-	$1.3	$1.3
Texas capacity conversion:
Severance	0.3	2.4	2.7
Total cost reduction program charge	$0.3	$3.7	$4.0

We completed the closure of our assembly and test plant in Singapore by the end of the first quarter of fiscal 2007. All production activity ceased by the end of July 2006. We plan to sell the facility, including residual equipment, in its current condition and we are actively engaged in a program to locate a buyer. We believe the ultimate selling price less costs to sell will equal or exceed the current carrying value. As a result, the Singapore plant assets, which have a carrying value of $7.6 million, have been classified as “held for sale” and are reported in Other Current Assets in the balance sheet as of February 25, 2007.

The following table provides a summary of the activities for the nine months ended February 25, 2007 related to our cost reduction and restructuring actions included in accrued expenses:

	Fiscal 2007 Cost Reduction Action	Cost Reduction Actions In Prior Years
(In Millions)	Severance	Severance	Other Exit Costs	Total

Balance at May 28, 2006	$-	$8.5	$5.5	$14.0
Cost reduction charge	4.0	-	-	4.0
Cash payments	(3.4)	(8.3)	(0.4)	(12.1)
Exchange rate adjustment	-	-	0.6	0.6

Balance at February 25, 2007	0.6	0.2	5.7	6.5

Less non-current portion of
lease obligations included
in other non-current liabilities	-	-	(4.0)	(4.0)

Balance included in accrued expenses	$0.6	$0.2	$1.7	$2.5

During the first nine months of fiscal 2007, we paid severance to a total of 314 employees in connection with workforce reductions related to the Greenock, Texas and Singapore operations. Amounts paid for other exit-related costs during the first nine months of fiscal 2007 were primarily for payments under lease obligations associated with actions taken in prior years. The non-current portion of our lease obligations was subject to foreign currency re-measurement, which resulted in a $0.6 million increase to our liability.

Note 5. Acquisition

In January 2007, we acquired Xignal Technologies AG, a German-based developer of high-speed data converters. Xignal is a pioneer in the development of continuous-time sigma delta analog-to-digital converters (ADCs), a technology that enables high-resolution, high-speed ADCs with greatly reduced power levels compared to traditional pipeline solutions. The acquisition of Xignal’s technology and design team is intended to strengthen our position in the data conversion market. The acquisition was accounted for using the purchase method of accounting with a purchase price of $9.3 million (after assuming $3.1 million of net liabilities) for all of the outstanding shares of both the company’s common and preferred stock. In connection with the acquisition, we recorded a $6.1 million in-process research and development charge in the third quarter and first nine months of fiscal 2007. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The remainder of the purchase price was allocated to net liabilities of $3.1 million and goodwill of $6.3 million. Pro forma results of operations related to this acquisition have not been presented since the current fiscal year operating results for Xignal Technologies up to the date of acquisition are immaterial.

Note 6. Goodwill

(In Millions)	Analog Segment	All Others	Total

Balances at May 28, 2006	$34.6	$22.7	$57.3

Acquisition of Xignal Technologies AG	6.3	-	6.3

Balances at February 25, 2007	$40.9	$22.7	$63.6

Note 7. Income Taxes

Income tax expense for the third quarter and first nine months of fiscal 2007 includes a tax benefit of approximately $14.8 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007. Of the $14.8 million, $8.7 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The R&D tax benefit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition.

Note 8. Debt

In October 2006, we renewed our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. The agreement, which expires in October 2007, contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. As of February 25, 2007, we were in compliance with all financial covenants under the agreement.

In November 2006, we amended our credit agreement for an unsecured promissory note denominated in Japanese yen (2,408,750,000). Under the amended terms, the note bears interest at a fixed 2.5 percent annual rate and is due November 2010. We are also required to comply with the covenants set forth under the multicurrency credit agreement.

Note 9. Defined Pension and Retirement Plans

Net periodic pension costs for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Service cost of benefits earned during the period	$1.5	$1.5	$4.5	$4.4
Plan participant contributions	(0.3)	(0.3)	(0.9)	(0.8)
Interest cost on projected benefit obligation	4.1	3.5	12.3	10.3
Expected return on plan assets	(4.2)	(3.0)	(12.6)	(8.9)
Net amortization and deferral	1.7	1.3	4.9	3.8

Net periodic pension cost	$2.8	$3.0	$8.2	$8.8

Total contributions paid to these plans during fiscal 2007 were $0.9 million in the third quarter and $2.6 million in the first nine months. Total contributions paid to these plans during fiscal 2006 were $0.8 million in the third quarter and $2.4 million in the first nine months. In March 2007, we made a $20 million contribution to one of these plans. We currently expect our total fiscal 2007 contribution to these plans to be approximately $29 million.

Note 10. Share-Based Compensation Plans

Stock Option Plans

We have four stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. Another plan, which has been in effect since 1997, authorizes the grant of up to a total of 140,000,000 shares of common stock for non-qualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which authorizes the grant of up to 12,000,000 shares of common stock for non-qualified stock options only to executive officers. Finally, our executive officer equity plan authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be issued pursuant to the exercise of stock options. All plans provide that options are granted at the market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. All options granted since the beginning of fiscal 2004 expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 520,000 shares of common stock with a weighted-average per share exercise price of $14.26 and weighted-average remaining contractual life of 4.6 years were outstanding and exercisable as of February 25, 2007. The aggregate intrinsic value of these fully vested shares was $5.7 million at February 25, 2007. In connection with the approval of amendments to the director stock plan in fiscal 2006, new options ceased to be granted under this plan.

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan) during the first nine months of fiscal 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 28, 2006	56.6	$17.38
Granted	6.0	$23.07
Exercised	(3.0)	$11.76
Forfeited	(0.5)	$20.12
Expired	(0.8)	$29.10
Outstanding at February 25, 2007	58.3	$18.06

The total intrinsic value of options exercised in fiscal 2007 was $12.0 million in the third quarter and $36.7 million in the first nine months. The total intrinsic value of options exercised in fiscal 2006 was $116.1 million in the third quarter and $251.6 million in the first nine months. Total unrecognized compensation cost related to stock option grants not yet recognized as of February 25, 2007 was $111.1 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at February 25, 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	57.7	$ 18.00	$ 460.2	4.0

Currently exercisable	45.0	$ 17.09	$ 409.2	3.8

Stock Purchase Plans

We have an employee stock purchase plan which was approved by shareholders and authorizes the issuance of up to 16,000,000 shares in quarterly offerings to eligible employees worldwide at a price that is equal to 85 percent of the lower of the common stock’s fair market value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period. Our stock purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. We have amended the stock purchase plan effective beginning October 1, 2006 to change the price paid by the employee to 85 percent of the lower of the common stock’s fair market value at the time of enrollment in one of two six month purchase periods in a one year offering period or the end of the purchase period. The final offering period under the original terms of the plan ended March 31, 2007. Under the original terms of the purchase plan, we issued 5.9 thousand shares in the third quarter and 0.7 million shares in the first nine months of fiscal 2007 to employees for $0.1 million and $13.9 million, respectively. We issued 0.3 million shares in the third quarter and 1.4 million shares in the first nine months of fiscal 2006 to employees for $6.8 million and $22.9 million, respectively.

Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. There were no shares granted to directors under this plan in the third quarter of fiscal 2007. A total of 103,096 shares with a weighted-average grant-date fair value of $23.25 per share was granted in first nine months of fiscal 2007. Total unrecognized compensation cost as of February 25, 2007 related to non-vested awards granted under this plan was $0.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.

We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan also permits the granting of restricted stock units; once the units are vested, stock is issued to the plan participant. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. Restrictions and vesting of restricted stock units expire over time, ranging from one to six years after issuance. Restrictions on some restricted stock units also expire based on achievement of performance conditions over a minimum two year performance period. Prior to the adoption of SFAS No. 123(R), we recorded the cost from the restricted stock plan as unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the Consolidated Financial Statements as a separate component of shareholders’ equity. Upon the adoption of SFAS No. 123(R), we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders’ equity. Total unrecognized compensation cost related to non-vested shares and units granted under the restricted stock plan as of February 25, 2007 was $6.8 million, which is expected to be recognized over a weighted average period of 3.9 years.

The following table provides a summary of activity during the first nine months of fiscal 2007 for non-vested shares and units granted under the restricted stock plan:

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 28, 2006	531.6	$20.17
Granted/Issued	115.0	$24.14
Vested	(156.5)	$16.91
Forfeited	(5.7)	$24.16
Outstanding at February 25, 2007	484.4	$22.13

The total fair value of shares vested in fiscal 2007 was $2.3 million in the third quarter and $3.6 million in the first nine months. The total fair value of shares vested in fiscal 2006 was $1.9 million in the third quarter and $3.5 million in the first nine months.

The 2005 Executive Officer Equity Plan, which was approved by shareholders in October 2004, authorizes the issuance to executive officers of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of this total, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. Targets for the performance share units for the first two-year performance period, which is still in process, were established in the first quarter of fiscal 2006. Targets for the performance share units for the second two-year performance period were established in the first quarter of fiscal 2007. As of February 25, 2007, no shares have been issued under the plan. Total unrecognized compensation cost related to performance share units not yet vested as of February 25, 2007 was $5.8 million, which is expected to be recognized over a weighted average period of 0.7 years.

Note 11. Shareholders’ Equity

Stock Repurchase Program

We continued our stock repurchase activity during the third quarter of fiscal 2007 under the $500 million stock repurchase program announced in June 2006. We repurchased a total of 6.2 million shares of our common stock in the third quarter for $141.0 million under this stock repurchase program. Through the first nine months of fiscal 2007, we have repurchased a total of 26.0 million shares of our common stock for $603.8 million under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007 and (ii) the $500 million stock repurchase program announced in June 2006. All of these shares were purchased in the open market and have been cancelled as of February 25, 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. The following table provides a summary of the activity under our stock repurchase programs and related amounts remaining for future common stock repurchases:

	Stock Repurchase Programs
(In Millions)	June 2006	December 2005	Total

Balance at May 28, 2006:	$-	$153.3	$153.3
Approval of new program:	500.0	-	500.0
Common stock repurchases	(450.5)	(153.3)	(603.8)
Balance at February 25, 2007	$49.5	$-	$49.5

In March 2007, our Board of Directors approved a new $500 million stock repurchase program similar to our prior stock repurchase programs.

During the period after the end of our fiscal 2007 third quarter through April 4, 2007, we repurchased 2.4 million shares of our common stock for $58.2 million. These purchases were made under the stock repurchase programs announced in June 2006 and March 2007.

Dividends

On March 7, 2007 our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on April 9, 2007, to shareholders of record at the close of business on March 19, 2007. This dividend will be recorded in the fourth quarter of fiscal 2007. We paid cash dividends of $12.7 million in the third quarter of fiscal 2007 and a total of $32.5 million in the first nine months of fiscal 2007. In fiscal 2006, we paid cash dividends of $10.1 million in the third quarter and $24.0 million in the first nine months.

Delisting of Common Stock from Arca Exchange

We have voluntarily delisted our stock from the NYSE Arca Exchange (formerly the Pacific Exchange) effective December 26, 2006. Our stock continues to be listed on the New York Stock Exchange.

Note 12. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended February 25, 2007:
Sales to unaffiliated customers	$404.2	$26.8	$431.0

Segment income before taxes	$101.1	$(6.3)	$94.8

Three months ended February 26, 2006:
Sales to unaffiliated customers	$476.9	$70.8	$547.7
Segment income before taxes	$190.6	$(0.2)	$190.4

Nine months ended February 25, 2007:
Sales to unaffiliated customers	$1,317.4	$156.6	$1,474.0

Segment income before taxes	$389.6	$16.1	$405.7

Nine months ended February 26, 2006:
Sales to unaffiliated customers	$1,365.3	$220.2	$1,585.5
Segment income before taxes	$474.0	$17.6	$491.6

Note 13. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and, in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated and during the third quarter of fiscal 2007, we recorded a $1.5 million charge for environmental remediation matters.

As part of our disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft's Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of certain Fairchild plants while Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and we remain responsible for costs and expenses associated with remediation and cleanup in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

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

Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged "short-swing" profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild's conversion of preferred stock held by the defendants at the time of Fairchild's initial public offering in August 1999 constitutes a "purchase" that must be matched with the January 2000 sale for purposes of computing the "short-swing" profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court and filed a motion for summary judgment in June 2004. The Securities and Exchange Commission (SEC) proposed clarifying amendments to its section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the district court issued its ruling on the motion for summary judgment, ruling in our favor and granting our motion for summary judgment. Plaintiff has appealed the district court’s ruling granting our motion for summary judgment. We intend to continue to contest the case through all available means.

In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million, and judgment was entered in those amounts in late August 2005. We appealed the case and the appellate hearing was held in October 2006. On December 11, 2006, the appeals court issued an unpublished opinion that reversed the judgment and remanded the case for retrial or other disposition. The period for further appeal has expired and the opinion of the appeals court has become final. We intend to continue to contest the case through all available means, including retrial if necessary. In the fourth quarter of fiscal 2005, we recorded a charge of $3.3 million to cover the total amount of damages awarded to iTech under the trial court’s order. This amount is included in accrued expenses at February 25, 2007 as it is the best estimate currently available to us of any loss that we may ultimately sustain in further court proceedings. Any loss we may ultimately sustain in this case may be higher or lower than the amount we have recorded.

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

Contingencies – Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and, as a result, we have not recorded any liabilities to cover the indemnification obligations in our consolidated financial statements.

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

Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our strategy is to be the premier analog company creating high-value analog devices and subsystems. We focus on our analog product capabilities, particularly in the standard linear categories (as defined by the World Semiconductor Trade Statistics, WSTS). We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems. Our leading-edge products include power management circuits, display drivers, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 89 percent of our revenue in the first nine months of fiscal 2007 was generated from analog-based products, compared to 86 percent in the first nine months of fiscal 2006. For more information on our business, see Part I, Item I, Business, in our Annual Report on Form 10-K for the fiscal year ended May 28, 2006.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 54 percent of our semiconductor product sales were made to distributors in the first nine months of fiscal 2007, compared to approximately 51 percent in the first nine months of fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $2.8 million in the first nine months of fiscal 2007 and $2.0 million in the first nine months of fiscal 2006. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of February 25, 2007 our reporting units with goodwill include our advanced power, ISP, portable core and high voltage (formerly within portable power), interface (which now includes RF products), displays (formerly flat panel displays), data conversion and non-audio amplifier business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is an operating segment included in “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

4.	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to Malaysia, as we have concluded that a significant portion of the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded; such adjustment could have a material impact on the tax expense for the fiscal year.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

5.	Share-Based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rate may be revised, if necessary. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Although sales in the third quarter of fiscal 2007 were lower than sales in the prior fiscal 2007 second quarter, our gross margin of 59.8 percent was higher than the prior quarter’s gross margin of 58.9 percent. The increase in gross margin percentage is attributable to ongoing improvement in our product mix, since factory utilization and inventory balances both declined slightly compared to the prior quarter. Sales in the third quarter of fiscal 2007 were also lower than sales in the comparable quarter of fiscal 2006, with a relatively small corresponding decline in gross margin. We were able to maintain our gross margin near 60 percent even though wafer fabrication utilization declined to approximately 56 percent in the fiscal 2007 third quarter. The fiscal 2007 gross margin reflects ongoing improvement in the mix of analog product sales, as well as manufacturing execution and efficiencies. We continue to focus our research and development investments on high-value growth areas in analog standard linear markets.

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

We continued our stock repurchase activity during the third quarter of fiscal 2007 under the $500 million stock repurchase program announced in June 2006. We repurchased a total of 6.2 million shares of our common stock in the third quarter for $141.0 million under this stock repurchase program. Through the first nine months of fiscal 2007, we have repurchased a total of 26.0 million shares of our common stock for $603.8 million under two programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007 and (ii) the $500 million stock repurchase program announced in June 2006. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of February 25, 2007, we had $49.5 million remaining available for future common stock repurchases under the program announced in June 2006. In March 2007, we announced that our Board of Directors approved a new $500 million stock repurchase program similar to our prior stock repurchase programs.

We also continued with the dividend program in the third quarter of fiscal 2007, during which time we paid a cash dividend of $0.04 per outstanding share of common stock on January 8, 2007 to shareholders of record at the close of business on December 18, 2006. Through the first nine months of fiscal 2007, we have paid a total of $32.5 million in dividends. On March 7, 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock payable on April 9, 2007 to shareholders of record at the close of business on March 19, 2007. This dividend will be recorded in the fourth quarter of fiscal 2007.

The following table and discussion provide an overview of our operating results for the current fiscal year and recently completed third quarter:

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 25, 2007	% Change		Feb. 26, 2006	Feb. 25, 2007	% Change		Feb. 26, 2006
Net sales	$431.0	(21.3%	)	$547.7	$1,474.0	(7.0%	)	$1,585.5
Gross margin	$257.7			$332.2	$887.4			$921.2
As a % of net sales	59.8%			60.7%	60.2%			58.1%
Operating income	$85.7			$181.9	$375.6			$470.4
As a % of net sales	19.9%			33.2%	25.5%			29.7%
Net income	$73.7			$130.1	$285.2			$330.4
As a % of net sales	17.1%			23.8%	19.3%			20.8%

Net income in fiscal 2007 includes $29.5 million in the third quarter and $86.6 million in the first nine months for share-based compensation expenses as we began recognizing share-based compensation expense upon the adoption of SFAS No. 123(R). Net income for the third quarter of fiscal 2007 also includes a $6.1 million charge for in-process research and development related to the acquisition of Xignal Technologies AG (See Note 5 to the Condensed Consolidated Financial Statements) and other operating income of $0.2 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first nine months of fiscal 2007 includes severance charges of $4.0 million related to our Scotland and Texas manufacturing facilities (See Note 4 to the Condensed Consolidated Financial Statements) and an additional $2.0 million of other operating income (See Note 2 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for the third quarter and first nine months of fiscal 2007 includes a tax benefit of approximately $14.8 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007. Of the $14.8 million, $8.7 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The R&D benefit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition.

Net income for the third quarter of fiscal 2006 included a $4.0 million gain related to the sale of a business, a net charge of $1.0 million for cost reduction actions and other operating expenses of $4.3 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first nine months of fiscal 2006 included $30.7 million of severance and restructuring charges, a gain of $24.3 million from the sale of a business and other operating income of $3.4 million (See Note 2 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for the first nine months of fiscal 2006 also included additional tax provisions of $5.8 million, primarily relating to discrete transactions recorded in the period including those described above.

Net Sales

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 25, 2007	% Change		Feb. 26, 2006	Feb. 25, 2007	% Change		Feb. 26, 2006

Analog Segment	$404.2	(15.2%	)	$476.9	$1,317.4	(3.5%	)	$1,365.3
As a % of net sales	93.8%			87.1%	89.4%			86.1%

All others	$26.8	(62.1%	)	$70.8	$156.6	(28.9%	)	$220.2
As a % of net sales	6.2%			12.9%	10.6%			13.9%
Total net sales	$431.0			$547.7	$1,474.0			$1,585.5
	100%			100%	100%			100%

The chart above and the following discussion are based on our reportable segments described in Note 13 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 28, 2006.

Analog segment sales in the third quarter and first nine months of fiscal 2007 were lower than sales in the corresponding periods of fiscal 2006. The decrease was due to lower shipments to distributors, who have continued to reduce their inventories during the year, and lower demand from customers. Unit shipments in our Analog segment were lower by 24 percent in the third quarter and 16 percent lower in the first nine months of fiscal 2007 compared to the same time periods of fiscal 2006. Notwithstanding the lower volume, blended-average selling prices increased 12 percent in the third quarter and 15 percent in the first nine months of fiscal 2007 compared to the corresponding periods of fiscal 2006, driven mainly by improved sales mix from our analog standard linear product portfolio.

Within our Analog segment, sales from our data conversion business unit were lower by 4 percent in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006 although sales in the first nine months of fiscal 2007 grew 12 percent over sales in the first nine months of fiscal 2006. Sales from our power management business units were down 7 percent in the third quarter of fiscal 2007 from sales in the third quarter of fiscal 2006, although sales in the first nine months of fiscal 2007 grew 2 percent over sales in the first nine months of fiscal 2006. Sales from the amplifier (including audio amplifier products) and interface (which now includes RF products) business units were down in the third quarter of fiscal 2007 by 22 percent and 34 percent, respectively, and down in the first nine months of fiscal 2007 by 14 percent and 13 percent, respectively, compared to the corresponding period of fiscal 2006.

For the “All Others” segment, the decreases in sales in the third quarter and first nine months of fiscal 2007 compared to the corresponding periods in fiscal 2006 were primarily driven by a decline in foundry sales from the previously sold businesses.

Gross Margin

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 25, 2007	% Change		Feb. 26, 2006	Feb. 25, 2007	% Change		Feb. 26, 2006

Net Sales	$431.0	(21.3%	)	$547.7	$1,474.0	(7.0%	)	$1,585.5
Cost of sales	173.3	(19.6%	)	215.5	586.6	(11.7%	)	664.3
Gross margin	$257.7			$332.2	$887.4			$921.2
As a % of net sales	59.8%			60.7%	60.2%			58.1%

Although the gross margin percentage in the third quarter of fiscal 2007 was slightly lower than the gross margin percentage in the third quarter of fiscal 2006, mainly caused by much lower factory utilization, we achieved a higher gross margin percentage in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. This higher gross margin percentage was largely due to improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in fiscal 2007 were higher compared to fiscal 2006. Our product mix has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. A decline in foundry sales from the businesses we previously sold (which carry much lower gross margins) also contributed to the improvement in gross margin percentage during the first nine months of fiscal 2007. Manufacturing efficiencies also aided our ability to sustain a higher gross margin percentage despite a drop in factory utilization in the third quarter. Wafer fabrication capacity utilization (based on wafer starts) was 64 percent for the first nine months of fiscal 2007 compared to 82 percent for the first nine months of fiscal 2006. Gross margin in fiscal 2007 also includes the effect of $6.5 million in the third quarter and $15.6 million in the first nine months of share-based compensation expenses recognized as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007.

Research and Development

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 25, 2007	% Change	Feb. 26, 2006	Feb. 25, 2007	% Change	Feb. 26, 2006

Research and development	$89.7	11.8%	$80.2	$268.0	11.0%	$241.4
As a % of net sales	20.8%		14.6%	18.2%		15.2%

Research and development expenses for the third quarter and first nine months of fiscal 2007 exclude an in-process R&D charge of $6.1 million related to the acquisition of Xignal Technologies AG in the third quarter of fiscal 2007 (See Note 5 to the Condensed Consolidated Financial Statements). The in-process R&D charge is included as a separate component of operating expenses in the condensed consolidated statement of income.

The increase in research and development expenses in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 is primarily due to the inclusion of share-based compensation expense as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007 in the amount of $8.4 million in the third quarter and $24.7 million in the first nine months. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During the first nine months of fiscal 2007, research and development spending in the Analog segment was 14 percent higher than in the first nine months of fiscal 2006. Although the increased expense is mostly from share-based compensation expense, we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 25, 2007	% Change	Feb. 26, 2006	Feb. 25, 2007	% Change	Feb. 26, 2006

Selling, general and administrative	$76.4	11.0%	$68.8	$235.9	15.0%	$205.1
As a % of net sales	17.7%		12.6%	16.0%		12.9%

The increase in selling, general and administrative expenses in the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 is primarily due to the inclusion of share-based compensation expense as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007 in the amount of $14.6 million in the third quarter and $46.3 million in the first nine months. The increase from share-based compensation expense was slightly offset by lower payroll and employee benefit expenses. Notwithstanding the new accounting treatment for share-based compensation expense, we continue to manage our cost structure in line with our overall business model objectives, as well as current business conditions.

Interest Income, Net

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Interest income	$9.4	$9.0	$30.3	$24.3
Interest expense	(0.4)	(0.5)	(1.3)	(1.2)

Interest income, net	$9.0	$8.5	$29.0	$23.1

The increase in interest income, net, for the third quarter and first nine months of fiscal 2007 compared to the same periods of fiscal 2006 was due to higher interest rates during fiscal 2007.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Gain (loss) on investments	$0.1	$9.7	$1.1	$8.4
Share in net loss of equity-method investments	-	-	-	(0.6)
Charitable contribution	-	(9.7)	-	(9.7)
Total other non-operating income (expense), net	$0.1	$-	$1.1	$(1.9)

The components of other non-operating income (expense), net are primarily derived from activities related to our investments. The gain on investments in the third quarter and first nine months of fiscal 2007 reflects the change in unrealized holding gains and losses from trading securities. In addition, the change in unrealized holding gains and losses from trading securities in the first nine months is partially offset by impairment losses on non-marketable investments. The gain on investments in the third quarter and first nine months of fiscal 2006 reflects the sale of shares in available-for-sale securities and non-marketable investments, as well as the net change in unrealized holdings gains from trading securities. Gains for the first nine months of fiscal 2006 were offset by an impairment loss on a non-marketable investment recorded in the first quarter of fiscal 2006. Other non-operating expenses also included a charitable contribution in the third quarter of fiscal 2006.

Income Tax Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006	Feb. 25, 2007	Feb. 26, 2006

Income tax expense	$21.1	$60.3	$120.5	$161.2
Effective tax rate	22.3%	31.7%	29.7%	32.8%

The effective tax rate for the third quarter and first nine months of fiscal 2007 includes a tax benefit of approximately $14.8 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007. Of the $14.8 million, $8.7 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The R&D tax benefit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition. The fiscal 2007 effective tax rate for the third quarter and first nine months was lower than the rate for the comparable periods of fiscal 2006 primarily because income tax expense in the first nine months of fiscal 2006 included tax provisions of $5.8 million related to discrete transactions recorded during that period that had higher effective tax rates. Those transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business.

Severance and Restructuring Expenses Related to Cost Reduction Programs

In connection with a workforce reduction related to the capital investment project focused on improving equipment productivity and efficiency in our facility in Greenock, Scotland, we recorded a $1.3 million charge in the first nine months of fiscal 2007 for severance for the termination of 33 employees in the second quarter of fiscal 2007 who were a part of the manufacturing workforce in Greenock. We also recorded an additional $2.7 million severance charge in the first nine months of fiscal 2007 for the workforce reduction in Texas (87 employees) and minor workforce reductions in support areas in the first quarter of fiscal 2007. See Note 4 to the Condensed Consolidated Financial Statements for further detail.

Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q and Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the 2006 fiscal year.

We have applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the adoption of SFAS No. 123(R). The effect of adopting SFAS No. 123(R) on operating results was a decrease in net income of $18.0 million and a decrease to basic earnings per share of $0.06 and diluted earnings per share of $0.05 for the third quarter of fiscal 2007, as well as a decrease in net income of $49.3 million and a decrease to both basic and diluted earnings per share of $0.15 for the first nine months of fiscal 2007. Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under this prior method, the effect of share-based compensation expense was immaterial to our operating results for both the third quarter and first nine months of fiscal 2006.

The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model which requires the input of certain key assumptions. Upon adoption of SFAS No. 123(R), we changed the method used to determine the assumption for expected volatility. Beginning in fiscal 2007, the expected volatility assumption is based on implied volatility, as management has determined that implied volatility is more reflective of the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. This change results in a lower volatility assumption for fiscal 2007 compared to fiscal 2006. See Note 1 and Note 10 to the Condensed Consolidated Financial Statements for additional discussion of our share-based compensation plans and the effect of share-based compensation expense.

Liquidity and Capital Resources

	Nine Months Ended
(In Millions)	Feb. 25, 2007	Feb. 26, 2006

Net cash provided by operating activities	$430.1	$568.0

Net cash provided by (used in) investing activities	8.9	(28.4)

Net cash used in financing activities	(593.5)	(554.6)

Net decrease in cash and cash equivalents	$(154.5)	$(15.0)

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2007 and 2006 are described below:

During the first nine months of fiscal 2007, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by the negative impact from changes in working capital components, primarily caused by a significant decrease in accounts payable and accrued expenses that was partially offset by decreases in receivables and inventories. Although we paid income taxes of $124.0 million during the first nine months of fiscal 2007, its effect on cash from operating activities was offset by $120.5 million of income tax expense recorded in the first nine months of fiscal 2007. In the first nine months of fiscal 2006, cash generated from net income, adjusted for non-cash items (primarily depreciation and amortization, as well as a tax benefit associated with stock options) was combined with a positive impact from changes in working capital components.

The primary source of cash generated from investing activities in the first nine months of fiscal 2007 was the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $88.3 million, mainly representing the purchase of machinery and equipment. The primary source of cash generated from investing activities in the first nine months of fiscal 2006 was proceeds from the sale of the cordless business of $64.0 million, which was offset by investment in property, plant and equipment of $100.0 million, mainly representing the purchase of machinery and equipment.

The primary use of cash for financing activities in the first nine months of fiscal 2007 was for the repurchase of 26.0 million shares of our common stock in the open market for $603.8 million, payments of $32.5 million for cash dividends and $8.7 million for software license obligations. These amounts were partially offset by proceeds of $44.5 million from the issuance of common stock under employee benefit plans. The primary use of cash for financing activities in the first nine months of fiscal 2006 was for the repurchase of 30.2 million shares of our common stock in the open market for $750.7 million, payments of $24.0 million for cash dividends and $13.1 million on software license obligations. These amounts were partially offset by proceeds of $233.2 million from the issuance of common stock under employee benefit plans.

On March 7, 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock which will be paid on April 9, 2007 to shareholders of record at the close of business on March 19, 2007. In March 2007, our Board of Directors also approved a new $500 million stock repurchase program similar to our prior stock repurchase programs. We also made a $20.0 million contribution to one of our international defined benefit plans in March 2007.

We foresee continuing cash outlays for plant and equipment in fiscal 2007 and into fiscal 2008, with our primary focus on analog capabilities at our existing sites. Under current business conditions, we expect our fiscal 2007 capital expenditures to be lower than the fiscal 2006 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for remainder of fiscal 2007, as well as the declared dividend, the stock repurchase program and the pension contribution.

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

Recently Issued Accounting Pronouncements

In February 2007 the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective at the beginning of our fiscal 2009 and permits application to eligible items existing at the effective date. We are currently evaluating the requirements of this Statement and have not yet determined its effect on our Consolidated Financial Statements.

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

Outlook

During fiscal 2007, we have experienced declining shipment activity as distributors have sought to reduce their levels of inventories and OEM customers have reduced their orders for semiconductor components. We also have seen lower foundry sales, as expected, from the businesses we had previously sold and we expect that foundry sales, which dropped to approximately $3 million in the third quarter of fiscal 2007, will be about the same in our fiscal 2007 fourth quarter.

We began to see improvement in new orders during the third quarter of fiscal 2007 once the holiday season was over. Total orders were 3 percent higher in the third quarter than in the preceding second quarter. The biggest increase in new orders came from our distributors. While turns orders, which are orders received with delivery requested in the same quarter, were lower in total for the third quarter compared to the preceding second quarter, we saw similar improvement after the holiday season. We expect turns orders in the fourth quarter to be seasonally higher than what we received in the third quarter, largely because we expect distributor resales to be seasonally higher in the fourth quarter. We anticipate that the increased resale activity will result in higher turns orders, as we assume that distributor inventory balances will remain relatively steady. As we entered the fourth quarter of fiscal 2007, our opening 13-week backlog at the beginning of the fourth quarter was slightly higher than it was when we began the third quarter of fiscal 2007.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the fourth quarter of fiscal 2007 to increase 3 to 6 percent sequentially from the level achieved in our recently completed third quarter of fiscal 2007. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales. We also expect our gross margin percentage to improve slightly to over 60 percent based on the expected sales level. This reflects approximately $6 million of share-based compensation expense. Wafer fabrication utilization is expected to run at a similar level as in third quarter of fiscal 2007 with ending inventories to be held at comparable levels. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be further negatively impacted.

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

Changes in internal controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2007, which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 28, 2006. Except as provided below, there have been no material developments in the legal proceedings described in those filings.

1.      In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the Securities and Exchange Commission (SEC). The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. The District Court ordered a briefing on whether it should apply the SEC rule amendments to the case, and oral arguments on the briefs were held in November 2005. In February 2007, the district court issued its ruling and granted our motion for summary judgment. Plaintiff has appealed the district court’s ruling granting our motion for summary judgment. We intend to continue to contest the case through all available means.

2.      In September 2002, iTech Group, Inc. (iTech) brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. At the trial which began in May 2005, the jury in the case found for iTech on claims of breach of contract, promissory fraud and unjust enrichment, awarding iTech compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for the compensatory damages, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in that amount in late August 2005. We appealed the case and the appellate hearing was held in October 2006. On December 11, 2006, the appeals court issued an unpublished opinion that reversed the trial court judgment and remanded the case for retrial or other disposition. The period for further appeal has expired and the opinion of the appeals court has become final. We intend to continue to contest the case through all available means, including a retrial if necessary.

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

During the first nine months of fiscal 2007, approximately 77 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the U.K., Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in fiscal 2006 or in the first nine months of fiscal 2007, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

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

The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Revenues from this market in the first nine months of fiscal 2007 were less than we had expected. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can affect our business and results.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the first nine months of fiscal 2007, we have had difficulties in the past and could experience them in the future.

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

Since we began production in our assembly and test facility in Suzhou, China in fiscal 2005, the factory has steadily increased its output. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The legal system of China relating to foreign trade and intellectual property is relatively new and continues to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings we are involved with is contained in Note 13 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

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

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has not significantly limited our operations or our sales but could in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could in the future.

We may be affected by higher than expected tax rates or exposure to additional income tax liabilities and may not be able to use deferred tax assets under certain circumstances.

As a global company, our effective tax rate is dependent upon the geographic composition of worldwide earnings and tax regulations governing each region. We are subject to income taxes in both the United States and various foreign jurisdictions, and complex analyses and significant judgment are required to determine worldwide tax liabilities. From time to time, we have received notices of tax assessments in various jurisdictions where we operate. We may receive future notices of assessments and the amounts of these assessments or our failure to favorably resolve such assessments may have a material adverse effect on our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the third quarter of fiscal 2007 covered by this report, we did not make any unregistered sales of our securities.

(c)	The following table summarizes purchases we made of our common stock during the third quarter of fiscal 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 November 27, 2006 – December 26, 2006	2,575,536	$ 23.34	2,575,000	$ 130 million
Month #2 December 27, 2006 – January 26, 2007	3,059,160	$ 22.37	3,055,000	$ 62 million
Month #3 January 27, 2007 – February 25, 2007	576,497	$ 22.91	545,000	$ 49 million

Total	6,211,193		6,175,000

(1)

Includes 28,951 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 7,242 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)

Purchases during the third quarter of fiscal 2007 were made under the $500 million repurchase program announced on June 8, 2006. There is no expiration date for this repurchase program. All 6,175,000 shares were purchased in the open market.

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

ITEM 5. OTHER INFORMATION

(a)

Subsequent to the filing of our Current Report on Form 8-K on March 8, 2007 that included our news release in which we furnished our unaudited financial results for the quarter ended February 25, 2007, information became available to us concerning the need to recognize in the current period results an additional amount of tax benefit associated with the retroactive reinstatement of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during our fiscal 2007 third quarter. This has resulted in a difference between the financial statements contained in this Quarterly Report on Form 10-Q from the information furnished in the March 8, 2007 news release. We have made an adjustment to reduce income tax expense by $2.2 million for the third quarter and first nine months of fiscal 2007 with an increase to net income by $2.2 million for the third quarter and first nine months of fiscal 2007. Basic and diluted earnings per share for the third quarter of fiscal 2007 were unchanged. Basic and diluted earnings per share were increased by $0.01 for the first nine months of fiscal 2007.

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

3.2	By Laws of the Company, as amended effective April 19, 2006 (incorporated by reference from the Exhibits to our Form 8-K dated April 19, 2006 filed April 20, 2006).

4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).

10.1	Management Contract or Compensatory Plan or Arrangement:

Stock Option Plan as amended effective February 26, 2007.

10.2	Management Contract or Compensatory Plan or Arrangement:

Executive Officer Stock Option Plan as amended effective February 26, 2007.

10.3	Management Contract or Compensatory Plan or Arrangement:

2005 Executive Officer Equity Plan as amended effective February 26, 2007.

10.4	Management Contract or Compensatory Plan or Arrangement:

Form of option grant agreement under 2005 Executive Officer Equity Plan (as amended effective February 26, 2007).

10.5	Equity Compensation Plan not approved by Stockholders:

1997 Employees Stock Option Plan as amended effective February 26, 2007.

10.6	Management Contract or Compensatory Plan or Arrangement;

Equity Compensation Plan not approved by Stockholders:

Form of Option Grant Agreement under Stock Option Plan, 1997 Employees Stock Option Plan, Executive Officer Stock Option Plan (as amended effective February 26, 2007).

31.	Rule 13a – 14(a)/15d – 14(a) Certifications.

32.	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: April 4, 2007	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 4, 2007	/s/ Brian L. Halla

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 4, 2007	/s/ Lewis Chew

Lewis Chew
Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 25, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 4, 2007	/s/ Brian L. Halla

Brian L. Halla
Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 25, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 4, 2007	/s/ Lewis Chew

Lewis Chew
Senior Vice President, Finance and Chief Financial Officer