Form 10-K
period 2007-05-25
NATIONAL SEMICONDUCTOR CORP
filed 2007-07-26
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 27, 2007.

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

SANTA CLARA, CALIFORNIA 95052-8090

(Address of principal executive offices)

Registrant’s telephone number, including area code: (408) 721-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common stock, par value $0.50 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of November 26, 2006, was approximately $5,259,210,132 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of June 22, 2007 was 270,113,001 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 28, 2007	Part III

NATIONAL SEMICONDUCTOR CORPORATION

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K “Item 1A: Risk Factors” and the business outlook section in Part II of Form 10-K “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions of and investments in other companies, and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Item 1A of this 2007 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

Overview

We are one of the world's leading semiconductor companies focused on analog and mixed-signal integrated circuits, or ICs. Founded in 1959, we design, manufacture and market high-value, high performance, analog-intensive solutions that are differentiated by energy efficiency, portability, better audio, sharper images and higher performance in electronic systems. We have a diversified product portfolio which includes products such as power management circuits, audio and operational amplifiers, display drivers, communication interface products, and data conversion solutions. Our portfolio of over 14,000 products is sold to a diversified group of end-customers. We target a broad range of markets and applications such as:

•	wireless handsets	•	a broad range of portable applications
•	displays	•	automotive applications
•	networks	•	test and measurement applications
•	industrial markets	•	medical applications
•	wireless basestations

We benefit from an extensive intellectual property portfolio that includes more than 2,700 patents. We are focused on supporting the innovation needed for a strong new product development pipeline. For fiscal 2007, our net sales were $1.9 billion, our operating income was $489.7 million and our net income was $375.3 million.

In calendar year 2006, we had a 12 percent market share in standard linear analog ICs according to the World Semiconductor Trade Statistics, or WSTS. This market share percentage makes us the third largest provider of standard linear analog ICs according to a recognized semiconductor market intelligence provider. Standard linear products are defined by WSTS as amplifiers, data converters, regulators and references (power management), and interface products, representing the fundamental circuits that electronic systems need in order to deal with continuously varying signals of the real world, such as light, sound, pressure, and speed. Within the standard linear analog market, our greatest strengths have historically been in the power management, amplifier, and interface areas. In calendar year 2006, we were the second largest provider of both power management and interface integrated circuits, and the third largest provider of amplifiers, also according to a recognized semiconductor market intelligence provider. We focus on high performance opportunities within the standard linear market, as high performance ICs both have the most stringent performance requirements, enabling us to add the most value to our customers, and tend to be more proprietary in nature, typically resulting in higher gross margins.

Approximately 90 percent of our revenue in fiscal 2007 was generated from analog-based products. Our operations are organized into two groups: the Power Management Group and the Analog Signal Path Group. The Power Management Group is responsible primarily for designing and developing a wide range of ICs that convert and regulate voltages to ensure that electronic systems operate to their fullest potential with the lowest overall power consumption or the highest energy efficiency. The Analog Signal Path Group primarily supplies ICs that handle the requisite analog technology for information or data as it travels from the point where it enters the electronic system, and is conditioned, converted and processed to the point where it is sent out. In addition to providing real world interfaces, these products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed interfacing applications.

National was incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our common stock is listed on the New York Stock Exchange under the trading symbol "NSM." Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2007 refer to our fiscal year ended May 27, 2007. References to fiscal 2006 refer to our fiscal year ended May 28, 2006 and to fiscal 2005 refer to our fiscal year ended May 29, 2005. Our fiscal 2007, 2006 and 2005 each were 52-week years. On our "Investors" website, located at www.national.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and Other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

Recent Highlights

Throughout fiscal 2007, we continued to focus on analog product areas, particularly in the analog standard linear categories as defined by WSTS. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives, as well as pursue acquisitions or business investments to gain access to key technologies that we believe augment our existing technical capability and support our business objectives. For example, in late fiscal 2006, we began upgrading the wafer-manufacturing capacity at our facility in Greenock, Scotland. In fiscal 2007, we began converting certain wafer-manufacturing capacity in our Texas facility. These activities were undertaken to specifically support our high-value, high-performance analog products and in turn improve equipment productivity and efficiency in the factories. The expected improvement in manufacturing efficiency will reduce the direct labor requirements at these manufacturing facilities. In January 2007, we acquired Xignal Technologies AG, a German-based developer of high-speed data converters. Xignal develops continuous-time sigma delta analog-to-digital converters (ADCs), a technology that enables high-resolution, high-speed ADCs with greatly reduced power levels compared to traditional pipeline solutions. Our acquisition of Xignal’s technology and design team is intended to strengthen our position in the data conversion market.

We repurchased a total of 32.9 million shares of our common stock during fiscal 2007 for $774.0 million under three programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007; (ii) the $500 million stock repurchase program announced in June 2006, which was completed during the fourth quarter of fiscal 2007; and (iii) the $500 million stock repurchase program announced in March 2007. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of May 27, 2007, we had $379.3 million remaining available for future common stock repurchases under the program announced in March 2007.

In June 2007 after the end of the fiscal year, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We are conducting the accelerated stock repurchase program under two agreements with Goldman, Sachs & Co. We also entered into a $1.5 billion unsecured bridge credit facility with an affiliate of Goldman Sachs and used the funds to finance the accelerated stock repurchase. See Note 12 to the Consolidated Financial Statements for a more complete discussion of these agreements.

In connection with the accelerated stock repurchase program, we completed a public offering of $1.0 billion principal amount of senior unsecured notes in June 2007. The net proceeds from this offering were used to partially repay indebtedness under the unsecured bridge credit facility used to finance the repurchase of shares of our common stock. In July 2007, we entered into a $500.0 million unsecured credit facility with a consortium of banks and used the funds from this new credit facility to repay the remaining amounts outstanding under the unsecured bridge credit facility. See Note 9 to the Consolidated Financial Statements for a more complete discussion of the senior unsecured notes and the credit facilities.

We also continued our dividend program in fiscal 2007, as we paid a total of $45.1 million in cash dividends during the fiscal year. In June 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock, which was paid on July 9, 2007 to shareholders of record at the close of business on June 18, 2007.

Products

Semiconductors are integrated circuits (in which a number of transistors and other elements are combined to form a more complicated circuit) or discrete devices (such as individual transistors). In an integrated circuit, various components are fabricated in a small area or “chip” of silicon, which is then encapsulated in plastic, ceramic or other advanced forms of packaging and can then be connected to a circuit board or substrate.

We manufacture an extensive range of analog intensive and mixed-signal integrated circuits, which are used in numerous applications. While no precise industry definition exists for analog and mixed-signal devices, we consider products which process analog information or convert analog-to-digital or digital-to-analog as analog and mixed-signal devices.

We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial, communications, computing, consumer, medical and automotive markets, and more narrowly defined markets such as wireless handsets, LCD monitors, personal computers and communications infrastructure. Our analog and mixed-signal devices include:

•	operational and audio amplifiers	•	communication interface circuits
•	power references, regulators and switches	•	flat panel display drivers and signal processors
•	analog-to-digital or digital-to-analog converters	•	radio frequency integrated circuits

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

Corporate Organization

Our various product line business units are combined to form groups. During fiscal 2007, our operations were organized in two groups: the Power Management Group and the Analog Signal Path Group.

Power Management Group

The Power Management Group includes five different business units in the power management area: High Voltage, Linear & Low Voltage, Portable Core Products, Integrated Systems Products (ISP) and Advanced Power. The Power Management Group also contains the Displays, Device Connectivity and ASIC & Telecom business units.

Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog-to-digital converters and light emitting diodes each require different power sources to operate efficiently. Power management ICs convert and regulate voltages to ensure that electronic systems operate to their fullest potential while achieving the lowest overall power consumption. Our power management portfolio provides our customers valuable solutions to solve their power conversion needs.

The five business units that address the power management area design, develop and manufacture a wide range of products including:

•	high-efficiency switching voltage regulators and controllers
•	high-performance low drop-out voltage regulators
•	accurate white LED drivers
•	precision voltage references
•	battery management integrated circuits

We are growing our power management business by balancing our focus between broad customer needs and specific target markets. We continue to strengthen our broad portfolio of power management ICs which can address customer needs in a variety of end markets such as consumer, industrial, medical, automotive and communications infrastructure. At the same time, we focus on markets, such as portable electronic devices and displays, which can provide more rapid growth opportunities from customers that value the performance our products deliver, such as energy efficiency and size reduction.

We continue to enhance the performance of power management building blocks in terms of providing greater efficiency, increased power density, tighter accuracy and wider voltage ranges. These building block products serve as the foundation for the development of highly integrated application-specific standard products for high volume applications.

The Displays business unit develops products for liquid crystal display (LCD) panels. The end products in this market include handheld devices such as cellular phones, PDAs, and MP3 players, automotive entertainment and navigation displays, notebook thin film transistor (TFT) panels, LCD TV panels and flat panel monitors. The devices we produce to address these end markets include low voltage differential signal (LVDS) receivers and transmitters, Mobile Pixel Link (MPL) serial bridges and integrated low temperature poly-silicon (LTPS) display drivers, level shifters and timing controllers. We continue to demonstrate our innovation in the displays space through the proliferation of new display architecture standards. For example, our MPL technology reduces power consumption and wire count in handheld devices. Our point-to-point differential signaling (PPDS) technology for LCD TVs enables cinema quality display performance with 10-bit “Deep Color” with independent programmable gamma. Our embedded clock SerDes technology reduces the wire count, extends distance and lowers electromagnetic interference for automotive infotainment applications.

The Device Connectivity business unit supplies connectivity devices, embedded BluetoothTM solutions, general-purpose microcontrollers and DVD chipset solutions. Applications include BluetoothTM accessories, telematics (automotive) and industrial equipment. Our general-purpose 8-bit and 16-bit microcontrollers address a wide variety of applications in the industrial, automotive, consumer and communication markets.

The ASIC & Telecom business unit supplies user-designed application specific products in the form of standard cells, gate arrays and full custom devices. This business unit also supplies key telecommunications components for analog and digital line cards, as well as AC97-compliant audio codecs for consumer and automotive applications.

Analog Signal Path Group

Key business units under the Analog Signal Path Group include the Amplifiers, Audio, Data Conversion and Interface business units, as well as Hi-Rel operations. The analog signal path refers to the analog technology that is applied to the path that information or data travels along from the point where it enters the electronic equipment and is conditioned, converted and processed to the point where it is sent out. Our analog signal path products provide a vital technology link that allows the user to connect to digital information and are used to enable and enrich the user experience of sight and sound of many electronic applications. In addition to providing the real world interfaces, analog signal path products are used extensively in signal conditioning, signal conversion (from analog-to-digital and vice versa) and high-speed signal interfacing applications.

The Analog Signal Path Group designs, develops and manufactures a wide range of products including:

•	high-speed and precision operational amplifiers
•	high-fidelity, low-power audio amplifiers
•	high-performance analog-to-digital converters and digital-to-analog converters
•	precision timing products
•	high-speed serial digital interface products
•	thermal management products

We are expanding our presence in key market segments by developing more high-performance analog products that can address applications in the consumer, industrial, medical, automotive and communications infrastructure markets. With our growing product portfolio of high-performance building blocks, we continue to improve performance by providing greater precision, higher speed and lower power which our customers value. These building block products serve as the starting point for the development of highly integrated application-specific standard products for high volume applications.

The Hi-Rel business unit of the Analog Signal Path Group supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense and aerospace customers.

Worldwide Marketing and Sales Group, Technology Development Group and Manufacturing Operations Group

Separate from our business operating groups, our corporate structure in fiscal 2007 includes a centralized Worldwide Marketing and Sales Group, a Technology Development Group and a Manufacturing Operations Group.

The Worldwide Marketing and Sales Group is our global sales and marketing organization organized around the four major regions of the world where we operate (the Americas, Europe, Japan and Asia Pacific).

The Technology Development Group is a centralized worldwide organization primarily responsible for process development, technology infrastructure and shared engineering services. Process development consists of research in and development of proprietary processes for the manufacture of our products. Technology infrastructure provides a range of process libraries, product cores and software, and the selection and support of computer aided design tools used in the design, layout and simulation of our products. Engineering services provide test development and reliability services used broadly across our product lines.

The Manufacturing Operations Group is a centralized worldwide organization that manages all production, including outsourced manufacturing, global logistics and packaging technology.

Segment Financial Information and Geographic Information

For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2007. The remaining business units that are not included in the Analog reportable segment are grouped as “All Other.”

Our business is dependent on the success of our Analog segment since it represents approximately 90 percent of our sales in fiscal 2007. Consequently, the Analog segment faces the same risks as those for the company as a whole including risks attendant to our foreign operations. For a more complete discussion of those risks, see the section under Risk Factors that appears in Part I, Item 1A of this Form 10-K.

For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 15, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

We market our products globally to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) through a direct sales force. Some of our major OEMs include:

•	Apple	•	Motorola	•	Sharp
•	Canon	•	Nokia	•	Siemens
•	LG Electronics	•	Robert Bosch	•	Sony Ericsson Mobile Communications
•	L.M. Ericsson	•	Samsung	•	Tektronix
•	Matsushita Electric	•	Seagate	•	Toshiba

It is becoming increasingly common in the technology industry for OEMs to use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the personal computer and cellular phone markets, can ultimately result in sales to a third party manufacturer.

In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 55 percent of our fiscal 2007 net sales were made to distributors. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

•	Allowances involving pricing and volume. We refer to this as the “contract sales debit” program.
•	Allowances for inventory scrap. We refer to this as the “scrap allowance” program.

Under the contract sales debit program, products are sold to distributors at standard prices published in price books that are broadly provided to our various distributors. Distributors are required to pay for this product within our standard commercial terms. After the initial purchase of the product, the distributor has the opportunity to request a price allowance for a particular part number depending on the current market conditions for that specific part as well as volume considerations. This request is made prior to the distributor reselling the part. Once we have approved an allowance to the distributor, the distributor proceeds with the resale of the product and credits are issued to the distributor in accordance with the specific allowance that we approved. Periodically, we issue new distributor price books. For those parts for which the standard prices have been reduced, we provide an immediate credit to distributors for inventory quantities they have on hand.

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

We augment our sales effort with application engineers based in the field. These engineers are specialists in various aspects of our product portfolio and work with customers to identify and design our integrated circuits into customers’ products and applications. These engineers also help identify emerging markets for new products and are supported by our design centers in the field or at manufacturing sites.

We also provide web-based, on-line tools that allow customers and potential customers to select our devices, create a design using our parts, and simulate performance of that design.

Customers

Our top ten customers combined represented approximately 62 percent of total accounts receivable at May 27, 2007 and approximately 64 percent at May 28, 2006. The distributor Avnet accounted for 14 percent of our net sales in fiscal 2007, 12 percent of our net sales in fiscal 2006 and 11 percent of our net sales in fiscal 2005. In addition, the distributor Arrow accounted for 13 percent of our net sales in fiscal 2007, 12 percent of our net sales in fiscal 2006 and 10 percent of our net sales in fiscal 2005. Although we do not have any other customers with sales greater than 10 percent, we do have several large OEM customers that manufacture and market wireless handsets and other electronic products. These customers typically purchase a range of different products from us. If any one of these customers were to cease purchasing products from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period. However, we have not had any such experience to date.

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

Seasonality

We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. This typical seasonal trend did not occur during fiscal 2007 as sales in the first three fiscal quarters were sequentially lower than each previous quarter, but improved sequentially in the fourth fiscal quarter. However, fourth quarter sales were still below sales in each of the first two quarters of fiscal 2007. We believe the reasons we did not see the typical seasonal trend in fiscal 2007 was because there were inventory reductions in the supply chain during the year that affected the semiconductor industry as a whole.

Manufacturing

The design of semiconductor and integrated circuit products is shaped by general market needs and customer requirements. Following product design and development, we generally produce integrated circuits in the following steps:

•

Wafer Fabrication. Product designs are compiled and digitized by state of the art design equipment and then transferred to silicon wafers in a series of complex precision processes that include oxidation, lithography, chemical etching, diffusion, deposition, implantation and metallization.

•	Wafer Sort. The silicon wafers are tested and separated into individual circuit devices.
•	Product Assembly. Tiny wires are used to connect the electronic circuits on the device to the stronger metal leads of the package in which the device is encapsulated for protection.
•

Final Test. The devices are subjected to a series of vigorous tests using computerized circuit testers and, for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle or moisture resistance testers, salt atmosphere testers and thermal shock testers.

•

Coating. Certain devices in the analog portfolio are designed to be used without traditional packaging. In this case, the integrated circuit is coated with a protective material to allow mounting directly onto a circuit board.

Our product groups are supported by our global manufacturing infrastructure. We have developed a number of proprietary manufacturing processes and packaging technologies to support our broad portfolio of analog products. Substantially all of our products are manufactured in our three wafer fabrication facilities in Maine, Texas and Scotland. Assembly and test are performed primarily at our facilities in Malaysia and China. At times and as needed, we outsource certain manufacturing functions to address capacity and other economic issues.

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

Research and Development

Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process technologies are conducted by our technology development group. Specific product design and development is generally done in our business units. Total R&D expenses were $363.7 million for fiscal 2007, or 19 percent of sales, compared to $326.6 million for fiscal 2006, or 15 percent of net sales, and $333.0 million for fiscal 2005, or 17 percent of net sales.

The increase in research and development expenses in fiscal 2007 compared to fiscal 2006 is largely due to the inclusion of share-based compensation expense in the amount of $31.7 million as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion and regulation, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During fiscal 2007, research and development spending in the Analog segment was 15 percent higher than in fiscal 2006. Although the increase in fiscal 2007 expense is mostly from the adoption of share-based compensation expense under SFAS No. 123(R), we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

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

Employees

At May 27, 2007, we employed approximately 7,600 people of whom approximately 3,300 were employed in the United States, 800 in Europe, 2,600 in Southeast Asia, 700 in China and 200 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition

Competition in the semiconductor industry is intense. With our focus on high-value analog, our major competitors include Analog Devices, Linear Technology, Maxim Integrated Products and Texas Instruments. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

Environmental Regulations

To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, “Legal Proceedings” and Note 14, “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results or financial condition.

You should read the following risk factors in conjunction with the factors discussed elsewhere in this and our other filings with the SEC and in materials incorporated by reference in these filings. These risk factors are intended to highlight certain factors that may affect our financial condition and results of operations and are not meant to be an exhaustive discussion of risks that apply to companies like National with broad international operations. Like other companies, we are susceptible to macroeconomic downturns in the United States or abroad that may affect the general economic climate and our performance and the performance of our customers. Similarly, the price of our stock is subject to volatility due to fluctuations in general market conditions, differences in our results of operations from estimates and projections generated by the investment community, and other factors beyond our control.

We operate in the global marketplace and face risks associated with worldwide operations.

During fiscal 2007, approximately 78 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the U.K., Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in fiscal 2007, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with potentially short product life cycles, even with analog products which form the core of our strategic focus. We have seen and may see in the future significant and rapid increases and decreases in product demand. Although less capital investment is needed for analog products than for many other semiconductor products, substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry, which amplify the effect of this cyclicality. As a result of this environment, we have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, may also have a significant impact on our operating results. As a result of these and other factors, our financial results could fluctuate significantly from period to period.

Our business will be harmed if we are unable to compete successfully in our markets.

Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Linear Technology, Maxim Integrated Products and Texas Instruments. These companies sell competing products into some of the same markets that we target. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Revenues from this market in fiscal 2007 were lower than we had originally expected. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand could affect our business and operating results.

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

Our ability to match inventory and production mix with the product mix needed to fill current orders and orders to be delivered in any given quarter may affect our ability to meet that quarter’s revenue forecast. To be able to accommodate customer requests for shorter shipment lead times, we manufacture product based on customer forecasts. These forecasts are based on multiple assumptions. While we believe our relationships with our customers, combined with our understanding of the end markets we serve, provide us with the ability to make reliable forecasts, if we inaccurately forecast customer demand, it could result in inadequate, excess or obsolete inventory that would reduce our profit margins.

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in fiscal 2007, we have had difficulties in the past and could experience them in the future.

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

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies, and have a program to file applications for and obtain patents, trademarks, mask works and copyrights in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. In addition, we cannot assure you that:

•	the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies; or
•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all.

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

Since we began production in our assembly and test facility in Suzhou, China in fiscal 2005, the factory has steadily increased its output. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our operations in China are subject to the economic and political situation there. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The legal system of China relating to foreign trade and intellectual property is relatively new and continues to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

Increased leverage may harm our financial condition and results of operations.

As of May 27, 2007, we had approximately $453.1 million of total liabilities on a consolidated basis. On June 7, 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We have subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay indebtedness under the bridge credit facility. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. If we are unable to generate sufficient cash flow from operations in the future to service our debt, we may be required to, among other things:

•	seek additional financing in the debt or equity markets;
•	refinance or restructure all or a portion of our indebtedness, including the notes;
•	sell selected assets;
•	reduce or delay planned capital expenditures; or
•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

Rises in interest rates could adversely affect our financial condition.

An increase in prevailing interest rates would have an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. If interest rates rise, the increased interest expense would adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

We may pursue acquisitions, investments and divestitures that could harm our operating results and may disrupt our business.

We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe will augment our existing technical capability and support our business model objectives. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. With any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs, including in-process R&D charges and incremental R&D spending.

We have made and will continue to consider making strategic divestitures. With any divestiture, there are risks that future operating results could be unfavorably impacted if targeted objectives, such as cost savings, are not achieved or if other business disruptions occur as a result of the divestiture or activities related to the divestiture.

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings we are involved with is contained in Note 14 to the Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

We are subject to many environmental laws and regulations.

Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

We are subject to export restrictions and laws affecting trade and investments.

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has not significantly limited our operations or our sales in the recent past but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. Although these restrictions and laws have not significantly restricted our operations in the recent past, there is a risk that they could in the future.

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

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the U.S. and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued wide fluctuations in oil prices could affect our future costs and revenues. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as certain research and development activities, at our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer fabrication capacity utilization (based on wafer starts) was 62 percent for fiscal 2007 compared to 83 percent for fiscal 2006. We expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

Our assembly and test functions are performed primarily in Southeast Asia and China. Our assembly and test facilities are located in Melaka, Malaysia and in Suzhou, China. In July 2005, we announced a plan to close our assembly and test facility in Singapore and consolidate its production volume into our aforementioned test facilities in Malaysia and China. We successfully completed closure of the Singapore facility by the end of the first quarter of fiscal 2007 and sold the facility in June 2007. We currently do not anticipate any additional facility closures in the foreseeable future.

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

Design facilities are also operated at overseas locations including China, Estonia, Finland, Germany, India, Italy, Japan, the Netherlands, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our design facilities and our sales and administrative offices. As described in the business section under Item 1 of this Form 10-K, our manufacturing operations are centralized and shared among our product lines, and no individual facility is dedicated to a specific operating segment. We believe our facilities are suitable and have adequate capacity for our current needs. Further, we believe space and capacity will be available if needed in the future.

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

Other

1.             In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Securities Exchange Act of 1934 and the rules issued under that Act by the SEC. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. The District Court ordered a briefing on whether it should apply the SEC rule amendments to the case, and oral arguments on the briefs were held in November 2005. In February 2007, the District Court issued its ruling on the motion for summary judgment, ruling in our favor and granting our motion for summary judgment. Plaintiff has appealed this ruling and we are currently in the appeals process. We intend to continue to contest the case through all available means.

2.             In September 2002, iTech Group, Inc. (iTech) brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. At the trial which began in May 2005 the jury in the case found for iTech on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for compensatory damages, awarded attorneys’ fees to iTech of approximately $60.0 thousand and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We appealed the case and the appeals court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for re-trial or other disposition. The opinion of the appeals court has become final and, as required by the appellate court ruling, we have paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees in appeal. Retrial is currently set for November 2007 and we intend to continue to contest the case through all available means.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Fiscal Year 2007

Name	Title, Fiscal Year 2007	Age
Lewis Chew (1)	Senior Vice President, Finance and Chief Financial Officer	44
John M. Clark III (2)	Senior Vice President, General Counsel and Secretary	57
Brian L. Halla (3)	Chairman of the Board and Chief Executive Officer	60
Detlev J. Kunz (4)	Senior Vice President, Power Management Products Group	56
Donald Macleod (5)	President and Chief Operating Officer	58
Michael E. Noonen (6)	Senior Vice President, Worldwide Marketing and Sales	44
Suneil V. Parulekar (7)	Senior Vice President, Analog Signal Path Products Group	59
Ulrich Seif (8)	Senior Vice President, Manufacturing Services and Chief Information Officer	49
Edward J. Sweeney (9)	Senior Vice President, Human Resources	50

All information as of May 27, 2007, the last day of the 2007 fiscal year.

Business Experience

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

(6)

Mr. Noonen joined National in September 2001 and was named Senior Vice President, Worldwide Marketing and Sales effective the beginning of the 2006 fiscal year. Prior to then, he had held positions at National as Vice President, Communications and Computing Interface Group and Vice President, Wired Communications Division. Prior to joining National, Mr. Noonen had served as Director of New Markets and Technologies at

Cisco Systems, Inc. and had held sales management positions at 8x8, Inc. and the NCR Microelectronics division of NCR Corporation.

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

Our executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

See information appearing in Note 9, Debt; Note 12, Shareholders’ Equity; and Note 16, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our common stock is traded on the New York Stock Exchange. During fiscal 2007, we paid total cash dividends of $45.1 million on our common stock, consisting of dividends of $0.03 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.04 per share of common stock in each of the remaining two quarters of the fiscal year. During fiscal 2006, we paid total cash dividends of $34.2 million on our common stock, consisting of dividends of $0.02 per share of common stock paid in the first quarter of the fiscal year and dividends of $0.03 per share of common stock in the remaining three quarters of the fiscal year. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 13, 2007 was $29.03. At July 13, 2007, the number of record holders of our common stock was 5,885. For information on our equity compensation plans, see Item 12 of this Form 10-K.

During the past three fiscal years, we did not make any unregistered sales of our securities.

The following graph compares a $100 investment in National stock over the five year period from the beginning of fiscal 2002 through the end of fiscal 2007, with a similar investment in the Standard & Poor’s 500 Stock Index and Standard & Poor’s 500 Semiconductor Industry Index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Total Return* Among National,

S&P 500 Index and S&P 500 Semiconductor Industry Index

	May 26, 2002	May 25, 2003	May 30, 2004	May 29, 2005	May 28, 2006	May 27, 2007

National Semiconductor Corp.	$100.00	$69.81	$134.89	$125.76	$160.32	$164.20
S&P 500 Index	100.00	87.67	107.11	116.64	126.94	153.14
S&P 500 Semiconductor Industry Index	100.00	67.88	99.97	93.71	85.39	93.20

*	Assumes $100 invested on 5/26/02 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 February 26, 2007 - March 25, 2007	15,573	$ 25.00	-	$ 549 million
Month # 2 March 26, 2007 - April 25, 2007	5,766,475	$ 24.36	5,754,800	$ 409 million
Month # 3 April 26, 2007 - May 27, 2007	1,140,453	$ 26.65	1,121,300	$ 379 million
Total	6,922,501		6,876,100

(1) Includes 11,525 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 34,876 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) Purchases during the fourth fiscal quarter were made under programs announced in June 2006 and March 2007. Shares were purchased in the open market. The program announced June 2006 was completed during the fourth quarter of fiscal 2007. In June 2007, we announced a new program to repurchase through an accelerated stock repurchase program, $1.5 billion of our common stock, as well as a new program for the repurchase of up to $500 million of our common stock similar to our existing repurchase program, for a total of $2 billion for all stock repurchase programs. We do not have any plans to terminate the new programs prior to their completion.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial information has been derived from our audited consolidated financial statements. The information set forth below is not necessarily indicative of results of our future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Form 10-K and the consolidated financial statements and related notes thereto in Item 8 of this Form 10-K.

FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended (In Millions, Except Per Share Amounts and Employee Figures)	May 27, 2007	May 28, 2006	May 29, 2005	May 30, 2004	May 25, 2003

OPERATING RESULTS
Net sales	$1,929.9	$2,158.1	$1,913.1	$1,983.1	$1,672.5
Cost of sales	757.7	885.4	892.3	970.8	946.8
Gross margin	1,172.2	1,272.7	1,020.8	1,012.3	725.7
Operating expenses	682.5	607.2	621.9	684.5	744.0
Operating income (loss)	489.7	665.5	398.9	327.8	(18.3)
Interest income, net	38.9	31.8	15.9	10.4	14.8
Other non-operating (expense) income, net	2.0	(2.1)	(4.9)	(4.5)	(19.8)
Income (loss) before income taxes and cumulative effect of a change in accounting principle	530.6	695.2	409.9	333.7	(23.3)
Income tax expense (benefit)	155.3	246.0	(5.4)	49.0	10.0
Income (loss) before cumulative effect of a change in accounting principle	$375.3	$449.2	$415.3	$284.7	$(33.3)
Net income (loss)	$375.3	$449.2	$415.3	$282.8	$(33.3)
EARNINGS (LOSS) PER SHARE
Income (loss) before cumulative effect of a change in accounting principle:
Basic	$1.17	$1.32	$1.17	$0.79	$(0.09)
Diluted	$1.12	$1.26	$1.11	$0.73	$(0.09)
Net income (loss):
Basic	$1.17	$1.32	$1.17	$0.78	$(0.09)
Diluted	$1.12	$1.26	$1.11	$0.73	$(0.09)
Weighted-average common and potential common shares outstanding:
Basic	319.5	339.8	353.9	361.0	363.6
Diluted	334.2	357.0	373.9	388.5	363.6
FINANCIAL POSITION AT YEAR-END
Working capital	$990.5	$1,142.2	$1,228.5	$784.5	$872.0
Total assets	$2,201.9	$2,511.1	$2,504.2	$2,280.4	$2,248.4
Long-term debt	$20.6	$21.1	$23.0	$-	$19.9
Total debt	$20.6	$21.1	$23.0	$22.1	$22.2
Shareholders’ equity	$1,748.8	$1,926.1	$2,054.1	$1,680.5	$1,706.0
OTHER DATA
Research and development	$363.7	$326.6	$333.0	$357.1	$439.2
Capital additions	$106.6	$163.3	$96.6	$215.3	$154.9
Number of employees (in thousands)	7.6	8.5	8.5	9.7	9.8

We paid cash dividends on our common stock of $45.1 million in fiscal 2007, $34.2 million in fiscal 2006 and $14.1 million in fiscal 2005. We did not pay cash dividends on our common stock in fiscal 2004 or 2003.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A and Annual Report on Form 10-K contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K “Item 1A: Risks Factors” and the business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions of and investments in other companies, and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this 2007 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K for the year ended May 27, 2007.

•	Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance analog and mixed-signal solutions. We are focused on the following:

•	continuing to build our portfolio of high-performance, analog-intensive solutions that enable customers to effectively differentiate their products;
•	targeting our investments on high-growth and high-return markets, particularly in areas where we have been historically under-represented, such as data converters and precision amplifiers;
•	building on and leveraging our proprietary technologies to create and maintain high barriers to entry for our solutions;
•	strengthening and deepening our relationships with our customers; and
•	delivering superior returns on invested capital to our shareholders.

We focus on our analog product capabilities, particularly in the standard linear categories (as defined by the World Semiconductor Trade Statistics, WSTS). We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, sharper images and higher performance in electronic systems. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 90 percent of our revenue in fiscal 2007 was generated from analog-based products, compared to approximately 86 percent in fiscal 2006. For more information on our business, see Part I, Item 1, Business, in this Form 10-K.

•	Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement, typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 55 percent of our semiconductor product sales were made to distributors in fiscal 2007, compared to approximately 51 percent in fiscal 2006 and approximately 47 percent in fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and are not a material component of our total net sales.

Certain intellectual property income is classified as revenue if it meets specified criteria that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $3.2 million in fiscal 2007, $5.3 million in fiscal 2006 and $1.8 million in fiscal 2005. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

b)	Valuation of Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write downs may be required.

c)	Impairment of Goodwill, Intangible Assets and Other Long-lived Assets

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology we have acquired, patents and technology licenses. We assess the impairment of goodwill annually in our fourth fiscal quarter and whenever events or changes in circumstances indicate that it is more likely than not that an impairment loss has been incurred. We are required to make judgments and assumptions in identifying those events or changes in circumstances that may trigger impairment. Some of the factors we consider include:

•	significant decrease in the market value of an asset;
•	significant changes in the extent or manner for which the asset is being used or in its physical condition;
•	significant change, delay or departure in our business strategy related to the asset;
•	significant negative changes in the business climate, industry or economic conditions; and

•	current period operating losses or negative cash flow combined with a history of similar losses or a forecast that indicates continuing losses associated with the use of an asset.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 27, 2007 our reporting units with goodwill include our advanced power, ISP, portable core, high voltage, interface, displays, data conversion and non-audio amplifier business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is an operating segment included in “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations. Beginning in the first quarter of fiscal 2008, we will adopt the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which is discussed under the Recently Issued Accounting Pronouncements section of this MD&A. Although the Interpretation provides further clarification of the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by SEC’s Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates are revised, as necessary. Changes in the estimated forfeiture rate can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

•	Overview

Throughout fiscal 2007, we continued to focus on analog product areas, particularly in the analog standard linear categories. The WSTS defines “standard linear” as amplifiers, data converters, regulators and references (power management products), and interface products. In fiscal 2007, approximately 90 percent of our total sales came from our Analog segment, compared to approximately 86 percent in fiscal 2006. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, as well as our packaging and analog process technology, and our comprehensive manufacturing supply and logistics network.

Although sales in fiscal 2007 were lower than sales in fiscal 2006, our gross margin of 60.7 percent was higher than the fiscal 2006 gross margin of 59.0 percent. The increase in gross margin percentage is attributable to ongoing improvement in our product mix, since factory utilization and inventory balances both declined compared to the prior fiscal year. The fiscal 2007 gross margin reflects ongoing improvement in the mix of analog product sales, as well as manufacturing execution and efficiencies we began to achieve in connection with the conversion and upgrading of our wafer-manufacturing capacity in Scotland and Texas. We continue to focus our research and development investments on high-value growth areas in analog standard linear markets.

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

We repurchased a total of 32.9 million shares of our common stock during fiscal 2007 for $774.0 million under three programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007, (ii) the $500 million stock repurchase program announced in June 2006, which was completed during the fourth quarter of fiscal 2007 and (iii) the $500 million stock repurchase program announced in March

2007. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of May 27, 2007, we had $379.3 million remaining available for future common stock repurchases under the program announced in March 2007.

In June 2007 after the end of the fiscal year, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We are conducting the accelerated stock repurchase program under agreements entered into with Goldman, Sachs & Co. We also entered into a $1.5 billion unsecured bridge credit facility with an affiliate of Goldman Sachs and used the funds to finance the accelerated stock repurchase. See Note 12 to the Consolidated Financial Statements for a more complete discussion of these agreements.

In connection with the accelerated stock repurchase program, we completed a public offering of $1.0 billion principal amount of senior unsecured notes in June 2007. The net proceeds from this offering were used to partially repay indebtedness under the unsecured bridge credit facility used to finance the repurchase of shares of our common stock. In July 2007, we entered into a $500.0 million unsecured credit facility with a consortium of banks and used the funds from this new credit facility to repay the remaining amounts outstanding under the unsecured bridge credit facility. See Note 9 to the Consolidated Financial Statements for a more complete discussion of the senior unsecured notes and credit facilities.

We also continued our dividend program in fiscal 2007, as we paid a total of $45.1 million in cash dividends during the fiscal year. In June 2007, the Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock, which was paid on July 9, 2007 to shareholders of record at the close of business on June 18, 2007.

The following table and discussion provide an overview of our operating results for fiscal years 2007, 2006 and 2005:

Years Ended: (In Millions)	May 27, 2007	% Change		May 28, 2006	% Change	May 29, 2005

Net sales	$1,929.9	(10.6%	)	$2,158.1	12.8%	$1,913.1

Operating income	$489.7			$665.5		$398.9
As a % of net sales	25.4%			30.8%		20.9%

Net income	$375.3			$449.2		$415.3
As a % of net sales	19.4%			20.8%		21.7%

Net income in fiscal 2007 includes $111.5 million for share-based compensation expenses as we began recognizing share-based compensation expense upon the adoption of SFAS No. 123(R) commencing with the first quarter of fiscal 2007. Net income for fiscal 2007 also includes an in-process research and development charge of $6.1 million related to the acquisition of Xignal Technologies AG (See Note 6 to the Consolidated Financial Statements), severance and restructuring expenses of $4.6 million that mostly related to our Scotland and Texas manufacturing facilities (See Note 5 to the Consolidated Financial Statements) and other operating income of $2.8 million. These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2007 includes a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D tax credit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition.

Net income for fiscal 2006 included a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during the year (See Note 5 to the Consolidated Financial Statements), goodwill impairment losses of $7.6 million (See Note 7 to the Consolidated Financial Statements), gain from sale of businesses of $28.9 million (See Note 5 to the Consolidated Financial Statements), net intellectual property income of $4.1 million, an impairment loss on an intangible asset other than goodwill of $1.8 million (See Note 7 to the Consolidated Financial Statements) and other operating income of $3.4 million. All of these charges and credits are pre-tax amounts. Fiscal 2006 net income also included $24.5 million of tax expense related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004.

Net income for fiscal 2005 included a goodwill impairment loss of $86.1 million, a net charge of $23.9 million for severance and restructuring expense related to cost reduction actions (See Note 5 to the Consolidated Financial Statements), gain from the sale of businesses of $59.9 million (See Note 5 to the Consolidated Financial Statements), a net credit of $7.1 million related to litigation settlements, a refund of $7.4 million from the California Manufacturer’s Investment Credit, net intellectual property income of $5.2 million and other operating expenses of $1.7 million. All of these charges and credits are pre-tax amounts. Fiscal 2005 net income also reflected a net tax benefit of $5.4 million, which consisted of income tax expense of $160.8 million offset by a benefit from the change in the beginning of the year tax valuation allowance of $166.2 million.

•	Net Sales

Years Ended: (In Millions)	May 27, 2007	% Change		May 28, 2006	% Change	May 29, 2005

Analog segment	$1,744.8	(6.1%	)	$1,858.4	10.3%	$1,685.4
As a % of net sales	90.4%			86.1%		88.1%

All others	$185.1	(38.2%	)	$299.7	31.6%	$227.7
As a % of net sales	9.6%			13.9%		11.9%
Total net sales	$1,929.9			$2,158.1		$1,913.1
	100%			100%		100%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements.

Analog segment sales in fiscal 2007 in total were 6 percent lower than sales in fiscal 2006 due to lower shipments to distributors, who reduced their inventories during the year, and lower demand from customers, who were also affected by oversupply of inventory, as well as decelerating growth rates in end demand. Unit shipments in our Analog segment were lower by 16 percent in fiscal 2007 compared to fiscal 2006. Notwithstanding the lower volume, blended-average selling prices increased 12 percent in fiscal 2007 compared to fiscal 2006, driven mainly by improved sales mix from our analog standard linear product portfolio.

Comparing Analog segment sales in fiscal 2007 with those in fiscal 2006, we note that while sales from our data conversion business unit grew 6 percent, this was more than offset by a decrease of 11 percent in sales from the amplifiers business unit (including audio amplifier products) and a decrease of 20 percent in sales from the interface business unit. During this period, sales from our power management business units were relatively flat.

For the “All Others” category, the decrease in sales in fiscal 2007 compared to fiscal 2006 was primarily driven by a significant decline in foundry sales associated with previously sold businesses. This decline was consistent with our original plans and expectations.

For fiscal 2007, sales in our geographic regions compared to fiscal 2006 declined by 22 percent in Japan and 16 percent in the Asia Pacific region, while remaining fairly flat in the Americas and increasing slightly by 2 percent in Europe. Regional sales as a percentage of total sales in fiscal 2007 compared to fiscal 2006 were higher in the Americas at 22 percent and in Europe at 21 percent, while dropping to 46 percent in the Asia Pacific region and 11 percent in Japan. Foreign currency-denominated sales in fiscal 2007 were favorably affected by foreign currency exchange rate fluctuations in euro and pound sterling which strengthened over the fiscal year against the dollar and more than offset the unfavorable effect of the Japanese yen as it weakened over the fiscal year against the dollar. However, the effect of currency exchange rate fluctuations was minimal since less than a quarter of our total sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

In fiscal 2006, the Analog segment represented 86 percent of our total sales compared to 88 percent in fiscal 2005. The shift in percentage was due solely to our disposition of the cordless business which had been a business unit included within our Analog segment in fiscal 2005. In fiscal 2006, we provided foundry products to the new owners of this business and those sales are included in the “All Others” category. Analog segment sales growth in fiscal 2006 was driven by stronger customer demand levels, especially in wireless handset and portable consumer markets. We also increased our market share in the analog standard linear area during fiscal 2006. Analog unit shipments were up 11 percent in fiscal 2006 over fiscal 2005.

Within the Analog segment, products sold by the power management, data conversion, amplifier (including audio amplifier products) and interface business units were the underlying drivers of the growth in sales for fiscal 2006 with increases of 19 percent, 19 percent, 13 percent and 8 percent, respectively.

For the “All Others” category, the increase in sales for fiscal 2006 over fiscal 2005 is primarily due to the foundry sales related to the cordless business that was divested in June 2005. There were no such foundry sales related to the cordless business in fiscal 2005.

For fiscal 2006, sales increased in all geographic regions compared to fiscal 2005. The increases were 17 percent in the Asia Pacific region, 13 percent in both the Americas and Japan, and 2 percent in Europe. Sales in fiscal 2006 as a percentage of total sales increased to 49 percent in the Asia Pacific region, while remaining flat at 20 percent in the Americas and 13 percent in Japan, and decreasing to 18 percent n Europe. Foreign currency-denominated sales in fiscal 2006 were unfavorably affected by foreign currency exchange rate fluctuations as the pound sterling, euro and Japanese yen all weakened over the fiscal year against the dollar. However, the effect of currency exchange rate fluctuation was minimal since less than a quarter of our total sales were denominated in foreign currency and we used hedging programs intended to minimize the effect of currency exchange rate fluctuations.

•	Gross Margin

Years Ended: (In Millions)	May 27, 2007	% Change		May 28, 2006	% Change		May 29, 2005

Net sales	$1,929.9	(10.6%	)	$2,158.1	12.8%		$1,913.1
Cost of sales	757.7	(14.4%	)	885.4	(0.8%	)	892.3
Gross margin	$1,172.2			$1,272.7			$1,020.8
As a % of net sales	60.7%			59.0%			53.4%

We achieved a higher gross margin percentage in the fiscal 2007 compared to fiscal 2006 despite a decline in net sales. This higher gross margin percentage was largely due to an improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in fiscal 2007 were higher compared to fiscal 2006. Our product mix has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. A decline in foundry sales from the businesses we previously sold (which carried much lower gross margins) also contributed to the improvement in gross margin percentage during fiscal 2007. Manufacturing efficiencies we began to achieve in connection with the conversion and upgrading of our wafer-manufacturing capacity in Scotland and Texas, also aided our ability to sustain a higher gross margin percentage despite a significant drop in factory utilization in fiscal 2007. Wafer fabrication capacity utilization (based on wafer starts) was 62 percent for fiscal 2007 compared to 83 percent for fiscal 2006. Gross margin in fiscal 2007 also includes the effect of $21.0 million of share-based compensation expenses recognized as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007.

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

•	Research and Development

Years Ended: (In Millions)	May 27, 2007	% Change	May 28, 2006	% Change		May 29, 2005

Research and development	$363.7	11.4%	$326.6	(1.9%	)	$333.0
As a % of net sales	18.8%		15.1%			17.4%

The increase in research and development expenses in fiscal 2007 compared to fiscal 2006 is largely due to the inclusion of share-based compensation expense in the amount of $31.7 million as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion and regulation, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During fiscal 2007, research and development spending in the Analog segment was 15 percent higher than fiscal 2006. Although the increase in fiscal 2007 expense is mostly from the adoption of share-based compensation expense under SFAS No. 123(R), we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

Research and development expenses for fiscal 2007 exclude an in-process R&D charge of $6.1 million related to the acquisition of Xignal Technologies AG in January 2007 (See Note 6 to the Consolidated Financial Statements). The in-process R&D charge is included as a separate component of operating expenses in the consolidated statement of income.

Lower research and development expenses in fiscal 2006 compared to fiscal 2005 largely reflected cost savings from the businesses we divested. Although research and development spending in fiscal 2006 was down as a whole and as a percentage of sales, research and development spending on our key focus areas in the Analog segment increased approximately 15 percent as we continued to invest in the development of new analog products for wireless handsets, displays and other portable devices, as well as applications for the broader markets requiring analog technology.

•	Selling, General and Administrative

Years Ended: (In Millions)	May 27, 2007	% Change	May 28, 2006	% Change	May 29, 2005

Selling, general and administrative	$310.9	13.5%	$273.9	6.7%	$256.8
As a % of net sales	16.1%		12.7%		13.4%

The increase in selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006 is primarily due to the inclusion of share-based compensation expense as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007 in the amount of $58.8 million. The increase from the adoption of share-based compensation expense under SFAS No. 123(R) was partially offset by lower variable compensation expenses in fiscal 2007 compared to fiscal 2006. Notwithstanding the new accounting treatment for share-based compensation expense, we continue to manage our cost structure in line with our overall business model objectives, as well as current business conditions.

The dollar increase in selling, general and administrative expenses for fiscal 2006 compared to fiscal 2005 was due primarily to higher personnel costs in fiscal 2006, mainly attributable to increased compensation and benefits. As a percentage of sales, however, our SG&A expenses were actually down slightly as we continued to manage our cost structure in line with our overall business model objectives.

•	Severance and Restructuring Expenses Related to Cost Reduction Programs

Our fiscal 2007 results include a net charge of $4.6 million for severance and restructuring expenses arising from actions that occurred in Scotland and Texas related to the conversion and upgrading of our wafer-manufacturing capacity in those facilities. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of fiscal 2007 activity related to previously announced actions.

Our fiscal 2006 results included a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during fiscal 2006. These actions include the phased closure of our assembly and test plant in Singapore, steps to reduce indirect manufacturing costs at our Texas plant and additional cost reduction actions primarily related to the reorganization of our product lines into two groups (Analog Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

Our fiscal 2005 results included a net charge of $23.9 million for severance and restructuring expenses related to several actions taken during fiscal 2005. These actions included workforce reductions connected with the divestiture of the imaging business, the streamlining of manufacturing to address the lower utilization of manufacturing facilities experienced during the fiscal year and the reorganization of our product lines into two groups effective at the beginning of fiscal 2006. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

•	Charge for Acquired In-Process Research and Development

In connection with our acquisition during fiscal 2007 of Xignal Technologies AG, we allocated $6.1 million of the total purchase price to the value of in-process R&D. This amount was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. See Note 6 to the Consolidated Financial Statements for a more complete discussion of the acquisition.

•	Gain from Sale of Businesses

As part of our actions to reposition toward a higher-value portfolio, we have divested businesses that do not align with our business model. Our fiscal 2006 results included a gain of $0.6 million upon the completion in April 2006 of the sale of a small business unit that was developing high definition products (HDP) and a gain of $28.3 million from the sale completed in June 2005 of our cordless business unit. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these transactions.

Our fiscal 2005 results included a gain of $8.8 million upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business in September 2004 and a gain of $51.1 million upon completion of the sale in May 2005 of our PC Super I/O business. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these transactions.

•	Goodwill Impairment Loss

In fiscal 2007, no impairment losses were identified from our annual impairment evaluation of goodwill, nor did any events or changes in circumstances arise during the fiscal year that indicated our carrying values of goodwill were not recoverable.

Our fiscal 2006 results included a $5.2 million impairment loss for goodwill in our HDP reporting unit, which arose in connection with our decision to sell that business. We also recorded an additional $2.4 million impairment loss for goodwill in our CRT reporting unit, which arose in connection with our annual evaluation of goodwill. The fair values of the HDP and CRT reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business units.

Our fiscal 2005 results included an $86.1 million impairment loss for goodwill in our wireless reporting unit, which arose in connection with our annual evaluation of goodwill. The fair value of the wireless reporting unit was determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business unit.

•	Interest Income and Interest Expense

Years Ended: (In Millions)	May 27, 2007	May 28, 2006	May 29, 2005

Interest income	$40.1	$33.7	$17.4
Interest expense	(1.2)	(1.9)	(1.5)
Interest income, net	$38.9	$31.8	$15.9

The increase in interest income, net, in each of fiscal 2007 and fiscal 2006 over the preceding fiscal year was due to higher-average cash balances and higher interest rates in each year. Interest expense in fiscal 2007, 2006 and fiscal 2005 also includes the accretion of interest associated with software license obligations.

•	Other Non-Operating Income (Expense), Net

Years Ended: (In Millions)	May 27, 2007	May 28, 2006	May 29, 2005

Gain on investments	$2.0	$8.3	$1.3
Share in net losses of equity-method investments	-	(0.7)	(5.7)
Charitable contribution	-	(9.7)	-
Other	-	-	(0.5)
Total other non-operating income (expense), net	$2.0	$(2.1)	$(4.9)

The components of other non-operating income (expense), net are primarily derived from activities related to our investments. The gain on investments in fiscal 2007 reflects the change in unrealized holding gains and losses from trading securities, which is partially offset by impairment losses on non-marketable investments.

The gain on investments in fiscal 2006 reflects the sale of shares in available-for-sale securities and a non-publicly traded company, as well as the change in unrealized holdings gains from trading securities, offset by an impairment loss on a non-marketable investment. The share of net losses in equity-method investments declined in fiscal 2006 compared to fiscal 2005 because we carried lower balances for these types of investments. The gain on investments in fiscal 2005 related to the sale of shares in a non-publicly traded company. Other non-operating expenses included a litigation settlement in fiscal 2005 and the write down to net realizable value of a note receivable. In fiscal 2006, we made a cash donation to the National Semiconductor Foundation, which we established in fiscal 2002.

•	Income Tax Expense (Benefit)

Years Ended: (In Millions)	May 27, 2007	May 28, 2006	May 29, 2005

Income tax expense (benefit)	$155.3	$246.0	$(5.4)
Effective tax rate	29.3%	35.4%	(1.3%)

The effective tax rate for fiscal 2007 includes a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007. Of the $18.5 million, $12.4 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D tax credit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition. The fiscal 2007 effective tax rate was also lower than the rate for fiscal 2006 primarily because income tax expense in fiscal 2006 included incremental tax expense of $24.5 million related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004 and $5.8 million related to discrete transactions recorded during fiscal 2006 that had higher effective tax rates. Those discrete transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business.

Higher income before tax in fiscal 2006 compared to fiscal 2005 plus incremental tax expense related to the repatriation of accumulated foreign earnings and to the discrete transactions with higher effective tax rates described in the previous paragraph resulted in a higher effective tax rate and income tax expense for fiscal 2006. In fiscal 2005, we received an income tax benefit primarily because of the recognition of additional tax benefits that had not been previously recognized. The fiscal 2005 income tax benefit included tax expense of $160.8 million, which consisted of both U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year tax valuation allowance of $166.2 million.

Our ability to realize the net deferred tax assets ($267.6 million at May 27, 2007) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Our ability to utilize these tax assets is dependent on future results and it is therefore possible that we will be unable to ultimately realize some portion or all of the benefits of recognizing these deferred tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

•	Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 13 to the Consolidated Financial Statements in this Form 10-K.

We have applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the adoption of SFAS No. 123(R). The effect of adopting SFAS No. 123(R) on operating results was a decrease in net income of $64.5 million and a decrease to basic earnings per share of $0.20 and diluted earnings per share of $0.19 for fiscal 2007 from the amounts they would have been under the previous accounting standard. Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model which requires the input of certain key assumptions. Upon adoption of SFAS No. 123(R), we changed the method used to determine the assumption for expected volatility. Beginning in fiscal 2007, the expected volatility assumption is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. This change results in a lower volatility assumption for fiscal 2007 compared to fiscal 2006. See Note 1 and Note 13 to the Consolidated Financial Statements for additional discussion of our share-based compensation plans and the effect of share-based compensation expense.

•	Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2007 was concentrated in U.K. pound sterling, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency, using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

At some of our international locations, we maintain defined benefit pension plans that operate in accordance with local statutes and practices. In fiscal 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” As a result, we recorded a $1.5 million credit to adjust the beginning balance in accumulated comprehensive loss for the recognition of the funded status of our plans. We also recorded a $19.8 million net gain to recognize changes in the funded status that occurred during the fiscal year. See Note 11 to the Consolidated Financial Statements for a more complete discussion of our defined benefit plans.

•	Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

A portion of the new debt that was incurred in connection with the $1.5 billion accelerated stock repurchase program announced in June 2007 has floating interest rates. Therefore, an increase in interest rates would increase our interest expense including the interest expense that is related to approximately $750 million of new debt with floating interest rates consisting of $250 million aggregate principal amount of senior floating rate notes and $500 million in indebtedness under the new credit facility we entered into in July 2007. However, increases in interest expense would be mitigated by a similar increase in interest income earned from our large cash portfolio. The remainder of the new debt totaling approximately $750 million has fixed interest rates and is not affected by changes in interest rates. A series of severe cuts in interest rates has a significant effect on the amount of interest income we earn from our cash portfolio due to the short-term nature of the major portion of our cash portfolio. At the same time, interest expense would be positively affected since a portion of our new debt has floating interest rates.

A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and certain other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $5 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed as of May 27, 2007.

•	Liquidity and Capital Resources

Years Ended: (In Millions)	May 27, 2007	May 28, 2006	May 29, 2005

Net cash provided by operating activities	$616.9	$795.8	$527.9
Net cash used in investing activities	(8.4)	(36.0)	(69.3)
Net cash used by financing activities	(712.1)	(694.7)	(234.4)
Net change in cash and cash equivalents	$(103.6)	$65.1	$224.2

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2007, 2006 and 2005 are described below:

During fiscal 2007, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by the negative impact from changes in working capital components, primarily caused by a significant decrease in accounts payable and accrued expenses that was partially offset by decreases in receivables and inventories. Although we paid income taxes of $128.3 million during fiscal 2007, the effect on cash from operating activities from this payment was offset by $155.3 million of income tax expense recorded in fiscal 2007. The improvement in net income was a primary contributor to the increase in cash generated from operating activities in fiscal 2006. In fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for non-cash items (primarily depreciation and amortization and the tax benefit associated with stock options) combined with a positive impact from changes in working capital components. We also generated cash from operating activities in fiscal 2005 when the positive impact from net income, adjusted for non-cash items (primarily depreciation and amortization), was greater than the negative impact from changes in working capital components.

The primary source of cash generated from investing activities in fiscal 2007 was the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $106.6 million, mainly representing the purchase of machinery and equipment. The major use of cash for investing activities during fiscal 2006 was for investment in property, plant and equipment of $163.3 million, primarily for the purchase of machinery and equipment, which was partially offset by the proceeds of $71.0 million from the sale of our cordless and high definition products businesses, $46.9 million from the sale and maturity of available-for-sale securities and $11.6 million from the sale of investments. Major uses of cash for investing activities during fiscal 2005 included investment in property, plant and equipment of $96.6 million, primarily for the purchase of machinery and equipment, purchases of available-for-sale securities of $16.8 million, and payments for security deposits on leased equipment of $21.8 million. These were partially offset by proceeds of $71.5 million from the sale of assets associated with the imaging and PC Super I/O businesses.

The primary use of cash for financing activities in fiscal 2007 was for the repurchase of 32.9 million shares of our common stock in the open market for $774.0 million, payments of $45.1 million for cash dividends and $8.7 million for software license obligations. These amounts were partially offset by proceeds of $103.1 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2006 was for the repurchase of 37.2 million shares of our common stock in the open market for $950.7 million. We also used cash to pay $34.2 million in cash dividends and $13.1 million on software license obligations. These amounts were partially offset by proceeds of $303.3 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2005 was for the repurchase of 18.8 million shares of our common stock for $323.5 million. Of these shares, 17.6 million shares were repurchased in the open market for $298.5 million and the remaining 1.2 million shares were repurchased through privately negotiated transactions with a major financial institution. We also used cash in fiscal 2005 to make payments of $15.2 million on software license obligations and $14.1 million for cash dividends. These amounts were partially offset by proceeds of $118.4 million from the issuance of common stock under employee benefit plans.

In June 2007 after the end of the fiscal year, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We are conducting the accelerated stock repurchase program under agreements entered into with Goldman, Sachs & Co. We also entered into a $1.5 billion unsecured bridge credit facility with an affiliate of Goldman Sachs and used the funds to finance the accelerated stock repurchase. See Note 12 to the Consolidated Financial Statements for a more complete discussion of these agreements.

In connection with the accelerated stock repurchase program, we completed a public offering of $1.0 billion principal amount of senior unsecured notes in June 2007. The net proceeds from this offering were used to partially repay indebtedness under the unsecured bridge credit facility used to finance the repurchase of shares of our common stock. In July 2007, we entered into a $500.0 million unsecured credit facility with a consortium of banks and used the funds from this new credit facility to repay the remaining amounts outstanding under the unsecured bridge credit facility. See Note 9 to the Consolidated Financial Statements for a more complete discussion of the senior unsecured notes and the credit facilities.

The stock repurchase program, including the accelerated stock repurchase program, is consistent with our current business model which focuses on higher-value analog products and, therefore, is less capital intensive than it has been historically. As of May 27, 2007, we had $379.3 million remaining for future common stock repurchases under the program announced in March 2007. Also in June 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock, which was paid on July 9, 2007 to shareholders of record at the close of business on June 18, 2007. We made a $20.0 million contribution to one of our international defined benefit pension plans in March 2007 and we plan to continue to fund the plan in the future to meet the minimum funding requirements under local statutes. In July 2007, we made a $26.0 million contribution to establish a trust fund related to another one of our international defined benefit pension plans.

We foresee continuing cash outlays for plant and equipment in fiscal 2008, with our primary focus on analog capabilities at our existing sites. As a result, our fiscal 2008 capital expenditures are expected to be similar to the fiscal 2007 amount. However, we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2008, as well as the declared dividend, the stock repurchase program and the pension contribution.

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

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 27, 2007:

	Payments due by period:
(In Millions)	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Debt obligations	$20.6	$-	$-	$20.4	$0.2

Operating lease obligations:
Non-cancelable operating leases	36.7	22.0	12.4	2.2	0.1

Purchase Obligations:
CAD software licensing agreements	19.4	9.7	9.7	-	-
Utility contract	13.0	6.5	6.5	-	-
Other	12.2	3.9	4.0	1.9	2.4
Total	$101.9	$42.1	$32.6	$24.5	$2.7

Commercial Commitments: Standby letters of credit under bank multicurrency agreement	$2.4	$0.9	$1.5	$-	$-

In addition, as of May 27, 2007, capital purchase commitments were $24.0 million.

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

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This Statement is aimed at improving the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. This Statement is effective for all financial instruments acquired or issued after the beginning of our fiscal 2008. We do not expect the adoption of this Statement beginning in fiscal 2008 to have a significant effect on our consolidated financial statements.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Interpretation is effective beginning in our first quarter of fiscal 2008 and the cumulative effect from the change in accounting principle, if any, will be recorded as an adjustment to beginning retained earnings. We are currently continuing to analyze the requirements of this Interpretation and have not yet fully determined its effect on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 will become effective beginning in our first quarter of fiscal 2009. We are currently evaluating this Statement and have not yet determined whether it will result in a change to our fair value measurements.

In February 2007, the Financial Accounting Standards Board issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective at the beginning of our fiscal 2009 and permits application to eligible items existing at the effective date. We are currently evaluating the requirements of this Statement and have not yet determined its effect on our consolidated financial statements.

In June 2007, the Financial Accounting Standards Board reached a consensus on Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” The EITF addresses the accounting for income tax benefits related to the payment of dividends on equity-classified employee share-based payment awards that are charged to retained earnings under SFAS No. 123(R). The Board concluded that a company should recognize the income tax benefit received on dividends that are (a) paid to employees holding equity-classified nonvested shares, equity-classified nonvested share units or equity-classified outstanding share options and (b) charged to retained earnings under SFAS No. 123(R). The requirements of this EITF will be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared beginning in our fiscal 2009. We are currently analyzing the requirements of this EITF and have not yet determined its effect on our consolidated financial statements.

•	Outlook

During fiscal 2007, we experienced declining shipment activity through the first three quarters of fiscal 2007 as distributors sought to reduce their levels of inventories and OEM customers reduced their orders for semiconductor components.

We saw improved business conditions in the fourth quarter of fiscal 2007, as total orders were 6 percent higher than in the preceding third quarter. The increase in orders was primarily from our OEM customers, reflecting some positive impact coming from our new products. Although orders from our distributors in the fiscal 2007 fourth quarter were down compared to the preceding third quarter, distributor resales were up seasonally as expected and the distributor inventory levels were correspondingly reduced. Turns orders, which are orders received with delivery requested in the same quarter, were higher in the fiscal 2007 fourth quarter and we expect turns orders in the first quarter of fiscal 2008 to be slightly higher in light of lower distributor inventory levels and new product programs. As we entered the first quarter of fiscal 2008, our opening 13-week backlog at the beginning of the first quarter was slightly higher than it was when we began the fourth quarter of fiscal 2007.

We also generated lower foundry sales, as expected, from the businesses we had previously sold and we expect that foundry sales, which were approximately $3 million in the fourth quarter of fiscal 2007, will continue to diminish in fiscal 2008.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the first quarter of fiscal 2008 to increase 1 to 4 percent sequentially from the level achieved in our recently completed fourth quarter of fiscal 2007. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. We also expect our gross margin percentage to continue to improve to above 63 percent based on the expected sales level. This includes approximately $6 million of share-based compensation expense expected to be included in cost of sales in the first quarter of fiscal 2008. Wafer fabrication utilization is expected to run slightly higher than in the fourth quarter of fiscal 2007 with ending inventories to be held at comparable levels. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing in subcaption “Financial Market Risks” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the information appearing in Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Financial Statements of National Semiconductor Corporation and Subsidiaries:

Consolidated Balance Sheets at May 27, 2007 and May 28, 2006	43

Consolidated Statements of Income for each of the years in the three-year period ended May 27, 2007	44

Consolidated Statements of Comprehensive Income for each of the years in the three-year period ended May 27, 2007	45

Consolidated Statements of Shareholders’ Equity for each of the years in the three-year period ended May 27, 2007	46

Consolidated Statements of Cash Flows for each of the years in the three-year period ended May 27, 2007	47

Notes to Consolidated Financial Statements	48

Reports of Independent Registered Public Accounting Firm
85
Financial Statement Schedule:

Schedule II -- Valuation and Qualifying Accounts for each of the years in the three-year period ended May 27, 2007	93

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 27,	May 28,
(In Millions, Except Share Amounts)	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$828.6	$932.2
Short-term marketable investments	-	110.3
Receivables, less allowances of $32.4 in 2007 and $38.8 in 2006	150.6	208.6
Inventories	176.0	189.4
Deferred tax assets	73.2	74.7
Other current assets	62.1	25.3
Total current assets	1,290.5	1,540.5
Property, plant and equipment, net	583.5	627.7
Goodwill	63.6	57.3
Deferred tax assets, net	194.4	185.7
Other assets	69.9	99.9
Total assets	$2,201.9	$2,511.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59.9	$108.8
Accrued expenses	122.7	191.0
Income taxes payable	117.4	98.5
Total current liabilities	300.0	398.3
Long-term debt	20.6	21.1
Other non-current liabilities	132.5	165.6
Total liabilities	$453.1	$585.0
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $0.50 par value. Authorized 1,000,000 shares.	$-	$-
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding 310,292,624 in 2007 and 335,680,499 in 2006	155.1	167.8
Additional paid-in capital	-	504.2
Retained earnings	1,685.7	1,376.2
Unearned compensation	-	(8.6)
Accumulated other comprehensive loss	(92.0)	(113.5)
Total shareholders’ equity	1,748.8	1,926.1
Total liabilities and shareholders’ equity	$2,201.9	$2,511.1

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended	May 27,	May 28,	May 29,
(In Millions, Except Per Share Amounts)	2007	2006	2005

Net sales	$1,929.9	$2,158.1	$1,913.1
Cost of sales	757.7	885.4	892.3
Gross margin	1,172.2	1,272.7	1,020.8

Research and development	363.7	326.6	333.0
Selling, general and administrative	310.9	273.9	256.8
In-process research and development charge	6.1	-	-
Severance and restructuring expenses	4.6	33.7	23.9
Gain from sale of businesses	-	(28.9)	(59.9)
Goodwill impairment loss	-	7.6	86.1
Other operating income, net	(2.8)	(5.7)	(18.0)
Operating expenses	682.5	607.2	621.9

Operating income	489.7	665.5	398.9
Interest income, net	38.9	31.8	15.9
Other non-operating income (expense), net	2.0	(2.1)	(4.9)
Income before income taxes	530.6	695.2	409.9
Income tax expense (benefit)	155.3	246.0	(5.4)
Net income	$375.3	$449.2	$415.3

Earnings per share:
Basic	$1.17	$1.32	$1.17
Diluted	$1.12	$1.26	$1.11

Weighted-average common and potential common shares outstanding:
Basic	319.5	339.8	353.9
Diluted	334.2	357.0	373.9

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended	May 27,	May 28,	May 29,
(In Millions)	2007	2006	2005

Net income	$375.3	$449.2	$415.3

Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on available-for-sale securities	0.3	4.8	(0.3)
Reclassification adjustment for net realized (gain) on available-for-sale securities included in net income	-	(4.7)	-
Defined benefit pension plans:
Reclassification adjustment for the amortization of transition asset included in net periodic pension cost	(0.1)	(0.1)	(0.1)
Recognition of gain (loss) arising during the period	19.9	(15.3)	(9.4)
Derivative instruments:
Unrealized loss on cash flow hedges	(0.1)	-	-
Other comprehensive income (loss)	20.0	(15.3)	(9.8)
Comprehensive income	$395.3	$433.9	$405.5

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Per Share Amount)	Common Stock		Additional Paid-In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balances at May 30, 2004	357.6	$178.8	$1,038.9	$560.0	$(8.8)	$(88.4)	$1,680.5
Net income	-	-	-	415.3	-	-	415.3
Cash dividends declared and paid ($0.04 per share)	-	-	-	(14.1)	-	-	(14.1)
Issuance of common stock under option and purchase plans	10.7	5.2	114.2	-	-	-	119.4
Unearned compensation related to issuance of restricted stock	0.1	0.1	2.5	-	(2.6)	-	-
Cancellation of restricted stock	(0.1)	-	(2.2)	-	0.8	-	(1.4)
Amortization of unearned compensation	-	-	-	-	3.2	-	3.2
Tax benefit associated with stock options	-	-	184.5	-	-	-	184.5
Settlement of an advance to acquire treasury stock	(1.5)	-	30.0	-	-	-	30.0
Purchase and retirement of treasury stock	(18.8)	(10.1)	(343.4)	-	-	-	(353.5)
Other comprehensive loss	-	-	-	-	-	(9.8)	(9.8)
Balances at May 29, 2005	348.0	174.0	1,024.5	961.2	(7.4)	(98.2)	2,054.1
Net income	-	-	-	449.2	-	-	449.2
Cash dividend declared and paid ($0.10 per share)	-	-	-	(34.2)	-	-	(34.2)
Issuance of common stock under option and purchase plans	24.8	12.4	291.3	-	-	-	303.7
Unearned compensation related to issuance of restricted stock	0.1	-	7.7	-	(7.7)	-	-
Cancellation of restricted stock	-	-	(2.4)	-	1.1	-	(1.3)
Amortization of unearned compensation	-	-	-	-	5.4	-	5.4
Expense associated with executive incentive plan	-	-	10.7	-	-	-	10.7
Tax benefit associated with stock options	-	-	104.5	-	-	-	104.5
Purchase and retirement of treasury stock	(37.2)	(18.6)	(932.1)	-	-	-	(950.7)
Other comprehensive loss	-	-	-	-	-	(15.3)	(15.3)
Balance at May 28, 2006	335.7	167.8	504.2	1,376.2	(8.6)	(113.5)	1,926.1
Net income	-	-	-	375.3	-	-	375.3
Cash dividend declared and paid ($0.14 per share)	-	-	-	(45.1)	-	-	(45.1)
Issuance of common stock under option and purchase plans	7.3	3.7	99.3	-	-	-	103.0
Issuance of restricted stock	0.2	0.1	(0.1)	-	-	-	-
Cancellation of restricted stock	-	-	(1.4)	-	-	-	(1.4)
Share-based compensation cost	-	-	113.8	-	-	-	113.8
Elimination of unearned compensation upon adoption
of SFAS No. 123R	-	-	(8.6)	-	8.6	-	-
Tax benefit associated with stock options	-	-	29.6	-	-	-	29.6
Purchase and retirement of treasury stock	(32.9)	(16.5)	(736.8)	(20.7)	-	-	(774.0)
Other comprehensive income	-	-	-	-	-	20.0	20.0
Unadjusted balance at May 27, 2007	310.3	155.1	-	1,685.7	-	(93.5)	1,747.3
Effect upon the adoption of SFAS No. 158, net of tax	-	-	-	-	-	1.5	1.5
Balance at May 27, 2007	310.3	$155.1	$-	$1,685.7	$-	$(92.0)	$1,748.8

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	May 27, 2007	May 28, 2006	May 29, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$375.3	$449.2	$415.3
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	144.7	160.9	191.2
Impairment of goodwill	-	7.6	86.1
Share-based compensation expense	111.5	16.1	4.2
Excess tax benefit from share-based payment arrangements	(12.6)	-	-
Tax benefit associated with stock options	29.6	104.5	20.1
Deferred tax provision (benefit)	(16.2)	70.3	(65.1)
Gain on investments	(2.0)	(8.3)	(1.3)
In-process research and development charge	6.1	-	-
Gain on sale of businesses	-	(28.9)	(59.9)
Share in net losses of equity-method investments	-	0.7	5.7
Loss on disposal of equipment	0.7	2.7	1.1
Non-cash other operating (income) expense, net	-	1.9	(11.1)
Other, net	2.4	(2.5)	1.4
Changes in certain assets and liabilities, net:
Receivables	57.9	(84.3)	76.7
Inventories	15.7	(19.2)	29.8
Other current assets	7.9	45.0	(18.7)
Accounts payable and accrued expenses	(127.4)	70.7	(144.4)
Income taxes payable	18.9	17.0	13.3
Other non-current assets	-	(9.0)	-
Other non-current liabilities	4.4	1.4	(16.5)
Net cash provided by operating activities	616.9	795.8	527.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(106.6)	(163.3)	(96.6)
Sale of equipment	1.2	1.2	-
Purchase of available-for-sale securities	-	-	(16.8)
Sale and maturity of available-for-sale securities	110.8	46.9	-
Sale of investments	-	11.6	0.7
Investment in non-publicly traded companies	-	-	(0.3)
Business acquisition, net of cash acquired	(8.2)	-	-
Sale of businesses	-	71.0	71.5
Funding of benefit plan	(8.5)	(3.0)	(6.9)
Security deposits on leased equipment	-	-	(21.8)
Other, net	2.9	(0.4)	0.9
Net cash used by investing activities	(8.4)	(36.0)	(69.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on software license obligations	(8.7)	(13.1)	(15.2)
Excess tax benefit from share-based payment arrangements	12.6	-	-
Issuance of common stock	103.1	303.3	118.4
Purchase and retirement of treasury stock	(774.0)	(950.7)	(323.5)
Cash dividends declared and paid	(45.1)	(34.2)	(14.1)
Net cash used by financing activities	(712.1)	(694.7)	(234.4)

Net change in cash and cash equivalents	(103.6)	65.1	224.2
Cash and cash equivalents at beginning of year	932.2	867.1	642.9
Cash and cash equivalents at end of year	$828.6	$932.2	$867.1

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance analog and mixed-signal solutions. We look to create analog intensive solutions that provide more energy efficiency, portability, better audio, faster or cleaner signals, and sharper images in electronic systems.

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Our fiscal year ends on the last Sunday of May and for each of the fiscal years ended May 27, 2007, May 28, 2006 and May 29, 2005, we had 52-week years.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 55 percent of our semiconductor product sales were made to distributors in fiscal 2007, compared to approximately 51 percent in fiscal 2006 and approximately 47 percent in fiscal 2005. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances.

In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. In general, distributors do not have the right to return product, except under customary warranty provisions. The programs we offer to our distributors could include one or more of the following:

•	allowances involving pricing and volume. We refer to this as the “contract sales debit” program.
•	allowance for inventory scrap. We refer to this as the “scrap allowance” program.

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

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $3.2 million in fiscal 2007, $5.3 million in fiscal 2006 and $1.8 million in fiscal 2005. All other intellectual property income that does not meet such criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-9 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets’ remaining estimated useful life (5-40 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.

Effective May 30, 2005, we prospectively changed the estimated useful life of our factory machinery and equipment from 5 years to 9 years for machinery and equipment placed in service on or after that date. We will continue to use a straight-line method to depreciate machinery and equipment. The change in useful life was adopted because we had completed the sale of our PC Super I/O and cordless businesses and announced the closure of our assembly and test plant in Singapore, all key actions associated with the implementation of our strategy to focus on analog product capabilities. The life cycles of analog products and the process technology associated with analog are longer than the non-analog products that were historically a part of our product portfolio. As a result, the average product life of our current portfolio is longer than it was previously. Therefore, the equipment used to manufacture our now-predominantly analog product portfolio will have a longer productive life. The effect of the change in fiscal 2007 was an increase to net income of $7.3 million and to diluted earnings per share of $0.02 and in fiscal 2006 it was an increase to net income of $1.9 million and to diluted earnings per share of $0.01. Factory machinery and equipment placed in service prior to fiscal 2006 continue to be depreciated over 5 years using a straight-line method.

We capitalize eligible costs to acquire software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (3-5 years). Internal-use software is included in the property, plant and equipment balance.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 27, 2007, we have nine reporting units that contain goodwill.

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

For all years presented, the reported net income was used in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions)	2007	2006	2005

Weighted-average common shares outstanding used
For basic earnings per share	319.5	339.8	353.9
Effect of dilutive securities:
Stock options	14.7	17.2	20.0

Weighted-average common and potential common shares
outstanding used for diluted earnings per share	334.2	357.0	373.9

For the fiscal year ended May 27, 2007, we did not include options outstanding to purchase 20.6 million shares of common stock with a weighted-average exercise price of $26.46 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. However, these shares could potentially dilute basic earnings per share in the future. For the fiscal year ended May 28, 2006, we did not include options outstanding to purchase 10.9 million shares of common stock with a weighted-average exercise price of $29.84 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year. For the fiscal year ended May 29, 2005, we did not include options outstanding to purchase 21.5 million shares of common stock with a weighted-average exercise price of $25.05 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price during the year.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income for fiscal 2007, 2006 and 2005 were net foreign currency losses of $1.6 million, $0.1 million and $1.0 million, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with a maturity of three months or less at the time of purchase. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 11 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants. We had deferred compensation plan assets of $54.3 million at May 27, 2007 and $42.6 million at May 28, 2006, which are included in other assets. Net gains for the period on trading securities still held at the reporting date were $3.2 million in fiscal 2007, $2.4 million in fiscal 2006 and $0.6 million in fiscal 2005.

Marketable Investments. Debt and marketable equity securities are classified as held-to-maturity or available-for-sale categories. Debt securities are classified as held-to-maturity when we have the positive intent and ability to hold the securities to maturity. We record held-to-maturity securities, which are stated at amortized cost, as either short-term or long-term on the balance sheet based upon contractual maturity date. Debt and marketable equity securities not classified as held-to-maturity are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, reported in shareholders’ equity as a component of accumulated other comprehensive loss. Gains or losses on securities sold are based on the specific identification method. These marketable securities are included as cash and cash equivalents, short-term and long-term marketable securities based on their holding period.

Non-Marketable Investments. We have investments in non-publicly traded companies as a result of various strategic business ventures. These non-marketable investments are included on the balance sheet in other assets. We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. We use the equity method of accounting for non-marketable investments in which we do have the ability to exercise significant influence, but do not hold a controlling interest. Under the equity method, we record our proportionate share of income or loss of the investees in non-operating income. There were no non-marketable investments as of May 27, 2007. We had non-marketable investments of $1.3 million included in other assets as of May 28, 2006, of which $0.3 million represented a strategic business investment in a partnership venture accounted for under the equity method. The remainder of the investments is accounted for under the cost method.

Summarized unaudited financial information of our equity-method investments for prior fiscal years is presented in the following tables:

(In Millions)	2006	2005

COMBINED FINANCIAL POSITION (Unaudited)
Current assets	$17.2	$30.2
Non-current assets	2.5	3.2
Total assets	$19.7	$33.4
Current liabilities	9.4	9.3
Non-current liabilities	5.0	3.8
Shareholders’ equity	5.3	20.3
Total liabilities and shareholders’ equity	$19.7	$33.4

(In Millions)	2006	2005

COMBINED OPERATING RESULTS (Unaudited)
Sales	$5.4	$14.1
Costs and expenses	17.5	43.1
Operating loss	$(12.1)	$(29.0)

Net loss	$(12.6)	$(26.8)

The financial information in the table above for fiscal 2005 is presented as of and for periods ended closely corresponding to our fiscal year. The financial information for fiscal 2006 is not consistent with the corresponding periods presented in fiscal 2005, because two of the investments were sold during fiscal 2006. As a result, we do not have a complete year of operations reported for these two investments and the corresponding balance sheet data presented is as of the financial period that ended just prior to their respective sale.

Derivative Financial Instruments. As part of our risk management strategy we use derivative financial instruments, including forwards, swaps and purchased options, to hedge certain foreign currency and interest rate exposures. Our intent is to offset gains and losses that occur from our underlying exposure with gains and losses on the derivative contracts used to hedge them. As a matter of company policy, we do not enter into speculative positions with derivative instruments. The criteria we use for designating an instrument as a hedge include the instrument’s effectiveness in risk reduction and direct matching of the financial instrument to the underlying transaction.

We record all derivative instruments on the balance sheet at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. See Note 2 to the Consolidated Financial Statements for a full description of our hedging activities and related accounting policies.

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, short-term investments, accounts receivable and accounts payable approximate their fair values due to the short period of time until their maturity. Fair values of long-term investments (including the deferred compensation plan assets), long-term debt, interest rate derivatives, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 27, 2007 and May 28, 2006. The estimated fair value of long-term debt was $20.6 million at May 27, 2007 and $21.1 million at May 28, 2006. See Note 2 to the Consolidated Financial Statements for fair values of marketable securities and derivative financial instruments.

Share-based Compensation

We adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on May 29, 2006, the first day of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires that such transactions be accounted for under the fair-value method. We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). Under the modified prospective method, share-based compensation expense includes amounts for those share-based awards granted beginning in fiscal 2007 and all unvested share-based awards granted prior to May 29, 2006. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans as described in Note 13 to the Consolidated Financial Statements.

The fair value of awards granted under our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards granted under our restricted stock plans is based on the market price of our common stock on the date of grant. The fair value of awards is recognized on a straight-line basis over the vesting period. The compensation expense for share-based awards is based on awards that are expected to vest and is reduced for estimated forfeitures. We apply an annual forfeiture rate that is determined based on historical forfeitures. Our estimated forfeiture rate is evaluated each reporting period and, taking into consideration all available evidence both before and after the reporting date, we make appropriate adjustments. This forfeiture rate represents the awards expected to be forfeited each year and results in the recognition of share-based compensation expense over the vesting period for those awards that vest. For fiscal 2007, a forfeiture rate of 5.1 percent was applied for share-based compensation expense related to employee stock options (excluding officers). The compensation expense for share-based awards granted prior to May 29, 2006 is based on the fair values previously determined for the pro forma disclosure required under SFAS No. 123, “Accounting for Stock-Based Compensation,” adjusted for expected forfeitures.

Share-based compensation expense included in operating results for fiscal 2007, 2006 and 2005 is presented in the following table:

(In Millions, Except Per Share Amounts)	2007	2006	2005

Cost of sales:
Gross compensation	$23.3	$-	$-
Capitalized in inventory during the period	(17.6)	-	-
Realized from inventory during the period	15.3	-	-
	21.0	-	-
Research and development	31.7	3.0	3.1
Selling, general and administrative	58.8	13.1	1.1
Total share-based compensation included
in income before taxes	111.5	16.1	4.2
Income tax benefit	(33.4)	(5.9)	-
Total share-based compensation, net of tax,
included in net income	$78.1	$10.2	$4.2
Share-based compensation effects on
earnings per share:
Basic	$0.24	$0.03	$0.01
Diluted	$0.23	$0.03	$0.01

Share-based compensation capitalized
in inventory	$2.3	$-	$-

Total share-based compensation	$113.8	$16.1	$4.2

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 increased our total share-based compensation expense primarily to include the recognition of new share-based compensation expense arising from our stock option and stock purchase plans, which was not required under APB No. 25. Share-based compensation expense recorded prior to fiscal 2007 included compensation expense primarily associated with restricted stock awards. As a result, the effect of adopting SFAS No. 123(R) on income before taxes and net income was a reduction of $90.3 million and $64.5 million, respectively, for fiscal 2007 from the amounts they would have been under the previous accounting standard. Corresponding basic earnings per share for fiscal 2007 was reduced by $0.20 and diluted earnings per share was reduced by $0.19 for fiscal 2007. Beginning in fiscal 2007, we have reported the excess tax benefit from the exercise of share-based compensation awards as a financing activity, with a corresponding amount reported as an operating activity in the Consolidated Statement of Cash Flows. We have also reported share-based compensation expense as an operating activity in the Consolidated Statement of Cash Flows for fiscal 2007 and the corresponding amounts for fiscal 2006 and 2005 have been reclassified to conform to the fiscal 2007 presentation. Net income for fiscal 2006 and 2005 have not been affected by this reclassification.

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

(In Millions, Except Per Share Amounts)	May 28, 2006	May 29, 2005

Net income – as reported	$449.2	$415.3
Adjustments:
Share-based compensation charge
included in net income determined under
The intrinsic value method, net of tax	10.2	4.2
Total share-based compensation
benefit determined under the fair value
method, net of tax	36.3	15.1
Net income – pro forma	$495.7	$434.6

Basic earnings per share – as reported	$1.32	$1.17
Basic earnings per share – pro forma	$1.46	$1.23
Diluted earnings per share – as reported	$1.26	$1.11
Diluted earnings per share – pro forma *	$1.39	$1.16

______________________________________________

* Pro forma diluted earnings per share for fiscal 2005 has been revised to include the effect of unamortized compensation in the treasury stock calculation used for determining diluted earnings per share. The revision to the pro forma diluted earnings per share was immaterial for fiscal 2005. Pro forma diluted earnings per share for fiscal 2006 reflects the effect of unamortized compensation.

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	2007	2006	2005
Stock Option Plans
Expected life (in years)	4.1	5.3	5.2
Expected volatility	37%	66%	71%
Risk-free interest rate	5.1%	4.2%	3.4%
Dividend yield	0.5%	0.3%	-

Stock Purchase Plans
Expected life (in years)	0.8	0.7	0.6
Expected volatility	37%	31%	47%
Risk-free interest rate	4.9%	3.5%	1.9%
Dividend yield	0.5%	0.4%	0.4%

The expected life is based on the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility beginning in fiscal 2007 is based on implied volatility, as management has determined in connection with the adoption of SFAS No. 123(R) that implied volatility better reflects the market’s expectation of future volatility than historical volatility. Our historical volatility during the past several years included a period of time that our stock price experienced significant increases and decreases. We believe that this past stock price volatility is unlikely to be indicative of future stock price performance because of our transition to a more analog focused company with particular emphasis on the analog standard linear categories. Our implied volatility is determined based on our traded options which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant. The traded options selected for our measurement are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. The risk-free interest rate is based upon interest rates that match the terms of our employee stock option and stock purchase plans. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during fiscal 2007, 2006 and 2005 was $8.14, $14.82 and $11.73 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.76, $6.55 and $5.01 per share for fiscal 2007, 2006 and 2005, respectively.

Under our stock option plans, employees who retire from the company and meet certain conditions set forth in the stock option plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. For pro forma reporting purposes, we have historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we have changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that are granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts disclosed in the pro forma table above and for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $19.5 million in fiscal 2007, $23.2 million in fiscal 2006 and $28.9 million in fiscal 2005.

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

Accounting Change Affecting Results of Operations

In fiscal 2006, we revised our accounting policy related to the accrual of holiday compensation for certain employees. Effective with this revision, we no longer accrue for these amounts as they do not meet the criteria for accrual pursuant to the provisions of SFAS No. 43, “Accounting for Compensated Absences.” Included in the fiscal 2006 operating results is approximately $0.7 million of net income with no impact to diluted earnings per share from this change in policy. Management has considered the quantitative and qualitative aspects of this item and has concluded there is no need to restate any of our previously filed consolidated financial statements in connection with this revision.

New Accounting Pronouncements

In September 2006, the SEC released Staff Accounting Bulletin (SAB) No. 108 (SAB 108), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 requires registrants to quantify misstatements using both the balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB 108 does not change the staff’s previous guidance in SAB No. 99 on evaluating the materiality of misstatements. When the effect of initial adoption is determined to be material, SAB 108 allows registrants to record that effect as a cumulative-effect adjustment to beginning-of-year retained earnings. The requirements of SAB 108 are effective for our fiscal year ended May 27, 2007. As a result of our evaluation, the adoption of SAB 108 did not have a material effect on our consolidated balance sheet or statement of income for fiscal 2007.

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2007 presentation. Net operating results have not been affected by these reclassifications.

Note 2. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 27, 2007, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of one year or less have a rating of A1/P1 or better. Investments with maturity of more than one year have a minimum rating of AA/Aa2.

Our cash equivalents consisted of the following as of May 27, 2007 and May 28, 2006:

(In Millions)	2007	2006

CASH EQUIVALENTS
Available-for-sale securities:
Institutional money market funds	$164.2	$354.0
Commercial paper	259.3	115.7
	423.5	469.7
Held-to-maturity securities:
Bank time deposits	209.0	364.5
Total cash equivalents	$632.5	$834.2

Marketable investments at fiscal year-end consisted of the following:

(In Millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2006
SHORT-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
Callable agencies	$110.7	$-	$(0.4)	$110.3
Total short-term marketable investments	$110.7	$-	$(0.4)	$110.3

LONG-TERM MARKETABLE INVESTMENTS
Available-for-sale securities:
Equity securities	$-	$0.1	$-	$0.1
Total long-term marketable investments	$-	$0.1	$-	$0.1

There were no long-term marketable investments at May 27, 2007. Long-term marketable investments of $0.1 million at May 28, 2006 are included in other assets. Included in accumulated other comprehensive loss were net unrealized losses on available-for-sale securities of $0.3 million at May 28, 2006. The related tax effects are not significant.

There were no gross realized gains on available-for-sale securities recognized in fiscal 2007 or fiscal 2005, but we recognized gross realized gains on available-for-sale securities of $4.7 million in fiscal 2006. There were no gross realized losses on available-for-sale securities in fiscal 2007, 2006 or 2005.

For non-marketable investments, we recognized impairment losses of $1.2 million in fiscal 2007 and $4.2 million in fiscal 2006. No impairment losses were recognized in fiscal 2005. While there were no gross realized gains in fiscal 2007, we recognized gross realized gains $5.4 million in fiscal 2006 and $0.7 million in fiscal 2005, which came primarily from the sale of shares and acquisitions by third parties.

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

We measure hedge effectiveness for foreign currency forward contracts by comparing the cumulative change in the hedge contract with the cumulative change in the hedged item, both of which are based on forward rates. For purchased options, we measure hedge effectiveness by the change in the option’s intrinsic value, which represents the change in the forward rate relative to the option’s strike price. Any changes in the time value of the option are excluded from the assessment of effectiveness of the hedge and recognized in current earnings.

We designate derivative instruments that are used to hedge exposures to variability in expected future foreign denominated cash flows as cash flow hedges. We record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders’ equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. For cash flow hedges the maximum length of time we hedge our exposure is 3 to 6 months. Derivative instruments that we use to hedge exposures to reduce or eliminate changes in the fair value of an asset or liability denominated in foreign currencsy are designated as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is included in selling, general and administrative expenses. The effective portion of all changes in these derivative instruments is reported in the same financial statement line item as the changes in the hedged item.

We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2007, 2006 or 2005. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

At May 27, 2007, there was $0.1 million of unrealized losses from cash flow hedges expected to be reclassified into earnings within the next fiscal year. We recognized a $0.7 million net realized loss from cash flow hedges and a $1.1 million net realized gain from fair value hedges in fiscal 2007. In fiscal 2006, we recognized a $0.3 million net realized loss from cash flow hedges and a $0.1 million net realized gain from fair value hedges. In fiscal 2005, we recognized a $0.3 million net realized loss from cash flow hedges and a $0.4 million net realized gain from fair value hedges.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments as of May 27, 2007 and May 28, 2006. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of fiscal year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information as of May 27, 2007 and May 28, 2006. The fair value of interest rate swap agreements represents the estimated amount we would receive or pay to terminate the agreements taking into consideration current interest rates. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

(In Millions)	Carrying Amount	Notional Principal	Estimated Fair Value	Credit Risk

2007
FOREIGN EXCHANGE INSTRUMENTS
Forward contracts – To sell dollars:
Pound sterling	$-	$10.0	$-	$-
Singapore dollar	-	2.6	-	-
Total	$-	$12.6	$-	$-

2006
INTEREST RATE INSTRUMENTS
Swaps:
Variable to fixed	$-	$20.9	$-	$-

FOREIGN EXCHANGE INSTRUMENTS
Forward contracts – To sell dollars:
Pound sterling	$-	$7.2	$-	$0.1
Singapore dollar	0.1	9.0	0.1	0.2
Total	$0.1	$16.2	$0.1	$0.3

Purchased options:
Japanese yen	$0.2	$21.0	$0.2	$0.1

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 62 percent of total accounts receivable at May 27, 2007 and approximately 64 percent at May 28, 2006. In fiscal 2007, we had one distributor who accounted for approximately 14 percent of total net sales and another distributor that accounted for approximately 13 percent of total net sales. In fiscal 2006, we had two distributors who each accounted for approximately 12 percent of total net sales. In fiscal 2005, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3. Consolidated Financial Statement Details

Consolidated Balance Sheets (In Millions)	2007	2006

RECEIVABLE ALLOWANCES
Doubtful accounts	$1.2	$1.5
Returns and allowances	31.2	37.3
Total receivable allowances	$32.4	$38.8

INVENTORIES
Raw materials	$17.1	$17.7
Work in process	109.5	109.7
Finished goods	49.4	62.0
Total inventories	$176.0	$189.4

PROPERTY, PLANT AND EQUIPMENT
Land	$30.0	$30.0
Buildings and improvements	532.0	544.0
Machinery and equipment	1,974.6	1,975.5
Internal-use software	103.5	111.3
Construction in progress	79.8	71.6
Total property, plant and equipment	2,719.9	2,732.4
Less accumulated depreciation and amortization	(2,136.4)	(2,104.7)
Property, plant and equipment, net	$583.5	$627.7

OTHER ASSETS
Deposits	$7.9	$45.0
Deferred compensation plan assets	54.3	42.6
Other	7.7	12.3
Total other assets	$69.9	$99.9

ACCRUED EXPENSES
Payroll and employee related	$76.6	$119.3
Severance and restructuring expenses	2.4	9.1
Litigation accruals	3.2	3.3
Other	40.5	59.3
Total accrued expenses	$122.7	$191.0

OTHER NON-CURRENT LIABILITIES
Accrued pension cost	$50.1	$92.9
Deferred compensation plan liability	54.3	42.6
Other	28.1	30.1
Total other non-current liabilities	$132.5	$165.6

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized loss on available-for-sale securities	$-	$(0.3)
Unrealized loss on cash flow hedges	(0.1)	-
Defined benefit pension plans	(91.9)	(113.2)
Accumulated other comprehensive loss	$(92.0)	$(113.5)

Consolidated Statements of Income
(In Millions)	2007	2006	2005

OTHER OPERATING INCOME, NET
Net intellectual property income	$(1.8)	$(4.1)	$(5.2)
Net intellectual property settlements	-	(3.4)	1.7
Intangible asset impairment	-	1.8	-
Manufacturer’s Investment Credit refund	-	-	(7.4)
Litigation	-	-	(7.1)
Other	(1.0)	-	-
Total other operating income, net	$(2.8)	$(5.7)	$(18.0)

INTEREST INCOME, NET
Interest income	$40.1	$33.7	$17.4
Interest expense	(1.2)	(1.9)	(1.5)
Interest income, net	$38.9	$31.8	$15.9

OTHER NON-OPERATING INCOME (EXPENSE), NET
Net gain on marketable and other investments, net:
Trading securities:
Change in net unrealized holding gains	$3.2	$2.4	$0.6
Available-for-sale securities:
Gain from sale	-	4.7	-
Non-marketable investments:
Gain from sale	-	5.4	0.7
Impairment losses	(1.2)	(4.2)	-
Total net gain on marketable and other investments, net	2.0	8.3	1.3
Share in net losses of equity-method investments	-	(0.7)	(5.7)
Charitable contribution	-	(9.7)	-
Other	-	-	(0.5)
Total other non-operating income (expense), net	$2.0	$(2.1)	$(4.9)

Note 4. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(In Millions)	2007	2006	2005

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$1.1	$1.9	$1.4
Income taxes	$128.3	$16.4	$76.1

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Restricted stock cancellation	$1.4	$1.3	$1.4
Acquisition of software license under long-term contracts	$0.8	$20.5	$-
Repurchase of common stock upon settlement of an advance repurchase contract	$-	$-	$30.0

Note 5. Cost Reduction Programs and Restructuring of Operations

Fiscal 2007

We reported net charges of $4.6 million for severance and restructuring expenses related to the actions described below. These actions reflect our strategy of continued focus on our analog capabilities and on higher value-added analog products that generate higher gross margins and produce higher returns on invested capital.

In late fiscal 2006, we began upgrading the wafer-manufacturing capacity at our facility in Greenock, Scotland to specifically support our high-value, high-performance analog products. This significant capital investment project is focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory. The expected improvement in manufacturing efficiency will reduce the direct labor requirements for the Greenock operation. As a result, in November 2006 we terminated 33 employees who were a part of the manufacturing workforce in the Greenock facility. All of these affected employees departed prior to the end of November 2006. In connection with this action, we recorded a $1.3 million charge for severance, which represents the total amount expected to be incurred in connection with the workforce reduction in Scotland. Severance payments are generally paid 30-60 days after the employee’s actual departure date.

We also began the conversion of certain wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity to support our high-value, high-performance analog products. Similar to the objectives of the capital investment project in Scotland, this conversion is expected to reduce product cost, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. Equipment conversion started in June 2006 and is expected to be completed in the first half of fiscal 2008. The conversion activity included a workforce reduction of 87 employees in Texas. All affected employees were notified in early June 2006 and their departure dates coincide with the phased timing of the conversion. We recorded a $2.7 million charge for severance, which includes severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas. This represents the total amount expected to be incurred in connection with the workforce reductions occurring in Texas.

In addition to these severance charges, we recorded $0.6 million for exit-related costs that were incurred under a lease obligation associated with a facility closure that occurred as part of a prior cost reduction action.

The following table provides a summary by segment of the severance and restructuring expenses described above that were recorded in fiscal 2007:

(In Millions)	Analog Segment	All Others	Total

Severance and restructuring expenses:
Greenock capacity upgrade:
Severance	$-	$1.3	$1.3
Texas capacity conversion:
Severance	0.3	2.4	2.7
Other exit-related costs	-	0.6	0.6
Total severance and restructuring expenses	$0.3	$4.3	$4.6

We completed the closure of our assembly and test plant in Singapore by the end of the first quarter of fiscal 2007. All production activity ceased by the end of July 2006. During the remainder of fiscal 2007, we were actively engaged in a program to locate a buyer and sell the facility, including residual equipment, in its current condition. As a result, the Singapore plant assets, which have a carrying value of $7.6 million, have been classified as “held for sale” and are reported in other current assets in the consolidated balance sheet as of May 27, 2007. In June 2007, we completed the sale of the facility and its residual equipment for approximately $12.0 million. As a result, we expect to record a gain in the first quarter of fiscal 2008 after determining the final costs of the transaction.

Fiscal 2006

We reported net charges of $33.7 million for severance and restructuring expenses related to the actions described below. Our cost reduction and restructuring actions in fiscal 2006 were consistent with our strategy of focusing on our analog product capabilities.

In November 2005, we took steps to improve our competitive cost structure by reducing indirect manufacturing costs, mainly at our Texas plant. This included a change in the plant’s organizational structure and a reduction of its workforce. This action was completed by the end of November and affected 57 employees, most of whom were indirect manufacturing personnel in the Texas facility. As a result, we recorded a charge of $2.7 million for severance.

In July 2005, we announced that we would close our assembly and test plant in Singapore in a phased shutdown after unsuccessful efforts to sell the plant on terms that were acceptable to us, as we determined that the equipment in Singapore was of higher value to us than any of the potential offers we received. The Singapore plant had been geared more towards complex, high-pin count products and we have moved more to a product portfolio that does not have a great need for these high-pin count packages. The plant’s equipment and any remaining production volume were consolidated into our other assembly and test facilities in Malaysia and China. The closure activities were completed by the end of our first quarter in fiscal 2007. Approximately 973 employees were notified of termination at the time we announced our decision to close the plant. Departure dates of these employees coincided with the phased timing of the plant closure activities. In connection with this action, we recorded a charge of $28.2 million, primarily for severance. Non-cash charges of $0.1 million are also included in this amount for the write-off of certain plant assets used in one of the assembly lines that was immediately shut down in July 2005.

In addition to these charges, we recorded a net charge of $3.5 million for cost reduction actions primarily related to the reorganization of our product lines into two groups (Analog Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. The charge included $2.6 million of severance for 29 employees whose departures were completed in the first quarter of fiscal 2007 and $0.9 million of other exit-related costs for a lease obligation.

The charges described above were partially offset by a $0.7 million credit for the release of severance and other exit-related cost accruals no longer required due to completion of activities related to prior cost reduction actions.

As part of our actions to reposition toward a higher-value analog portfolio, we have divested businesses that do not align with our business model. In March 2006, we entered into an agreement to sell a small business unit that was developing high definition products (HDP) to Marvell International Ltd. Our HDP business unit was an operating segment with insignificant revenues that was included within the Analog reportable segment. Under the terms of the agreement Marvell acquired intellectual property and certain assets of the HDP business for $7.0 million. The tangible assets of this unit, primarily machinery and equipment, had a carrying value of $0.4 million. The remaining intangible assets of the business were evaluated for impairment upon the signing of the agreement. As a result of that evaluation, we recorded a $5.2 million goodwill impairment loss and a $1.8 million impairment loss on an intangible asset in fiscal 2006 to adjust the carrying values of the remaining assets of the business to their recoverable fair values. The sale transaction was completed in April 2006, at which time we recorded a $0.6 million gain that is included in our results of operations for fiscal 2006. We also have a separate agreement under which we manufacture product for Marvell at prices specified by the terms of the agreement, which we believe approximate market prices. The product manufacturing agreement is effective through November 2007, unless terminated earlier in accordance with its terms.

In June 2005, we completed the sale of our cordless business unit to HgCapital, a private equity investor based in London, U.K. The sale was originally announced at the end of fiscal 2005. The cordless business unit was a part of the wireless operating segment within the Analog reportable segment. Under the terms of the agreement, HgCapital acquired certain assets, primarily machinery and equipment with a carrying value of $1.6 million, and intellectual property. In addition, HgCapital agreed to hire approximately 70 engineers, who were based at our cordless business unit in ‘s-Hertogenbosch and its design center in Hengelo, The Netherlands. As a result, upon the close of the sale we recorded a gain of $24.3 million that is included in our results of operations for fiscal 2006. We also recorded an additional gain of $4.0 million, which represented contingent consideration earned when the buyer achieved certain revenue milestones set forth in the agreement.

The following table provides a summary of the cost reduction charges by segment recorded in fiscal 2006:

(In Millions)	Analog Segment	All Others	Total

Cost reduction program charge:
Singapore plant closure:
Severance	$-	$28.1	$28.1
Asset write-off	-	0.1	0.1
Streamline operations:
Severance	0.4	2.3	2.7
Business reorganization:
Severance	0.7	1.9	2.6
Other exit-related costs	-	0.9	0.9
	1.1	33.3	34.4
Release of reserves:
Severance	(0.2)	(0.5)	(0.7)
Total cost reduction program charge	$0.9	$32.8	$33.7

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

We recorded a gain of $8.8 million in fiscal 2005 upon completion of the sale of certain intellectual property, inventory and equipment of our imaging business to Eastman Kodak Company in September 2004. The imaging business was an operating segment within our Analog reportable segment. The carrying value of the assets sold was $0.9 million. As part of the transaction, Kodak also hired 47 former National employees. Since an intangible asset and certain employees that directly supported the imaging business were not included in the sale, we incurred cost reduction charges for the impairment of the asset and for severance for those employees at the time we announced the sale of the imaging business in late August 2004. Operating results for fiscal 2005 also include a $1.2 million cost reduction charge for the imaging severance and impairment loss as well as severance charges related to other cost reduction actions in the first quarter.

We recorded a gain of $51.1 million upon close of the sale in May 2005 of our PC Super I/O business to Winbond Electronics Corporation. The PC Super I/O business was a part of our Advanced PC operating segment that was reported under “All Others.” Under the terms of the agreement, Winbond acquired intellectual property and certain assets. The carrying value of the assets sold was $0.8 million. In addition, Winbond hired approximately 150 employees, most of whom were based at our research and design center in Herzlia, Israel.

Further detail related to cost reduction and restructuring charges discussed above is presented in the following table:

(In Millions)	Analog Segment	All Others	Total

Cost reduction and restructuring charges:
Business reorganization:
Severance	$0.3	$1.5	$1.8
Streamline operations:
Severance	1.6	19.6	21.2
Imaging business divestiture:
Severance costs	0.3	0.4	0.7
Intangible asset write-off	0.5	-	0.5
Other exit-related costs	-	1.3	1.3
	2.7	22.8	25.5
Release of reserves:
Severance	(0.1)	(0.7)	(0.8)
Other exit-related costs	-	(0.8)	(0.8)
	(0.1)	(1.5)	(1.6)
Total cost reduction and restructuring charges	$2.6	$21.3	$23.9

In the table above, the write-off of the intangible asset that was a part of the imaging business was a non-cash charge. In connection with the PC Super I/O and imaging dispositions, we also entered into separate agreements with the buyers where we manufacture product for them at prices specified by the terms of the agreements, which we believe approximate market prices, and provide certain transition services at rates that approximate fair market value. These agreements are effective for one to three years, unless terminated earlier as permitted under their terms.

Summary of Activities

The following table provides a summary of the activities related to our cost reduction and restructuring accruals during fiscal 2007, 2006 and 2005:

	Fiscal 2007 Manufacturing Improvement	Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Severance	Other Exit- Related Costs	Total

Balance at May 30, 2004		$3.4	$7.5	$10.9
Cost reduction charges		23.7	1.3	25.0
Cash payments		(21.9)	(2.1)	(24.0)
Release of residual reserves		(0.8)	(0.8)	(1.6)
Balance at May 29, 2005		4.4	5.9	10.3
Cost reduction charges		33.4	0.9	34.3
Cash payments		(28.7)	(1.2)	(29.9)
Release of residual reserves		(0.6)	(0.1)	(0.7)
Balance at May 28, 2006		8.5	5.5	14.0
Cost reduction charges	$4.0	-	0.6	4.6
Cash payments	(3.6)	(8.4)	(0.5)	(12.5)
Exchange rate adjustment	-	-	0.6	0.6
Balance at May 27, 2007	$0.4	0.1	6.2	6.7
Less non-current portion of lease obligations included in other non-current liabilities	-	-	(4.3)	(4.3)
Balance included in accrued expenses	$0.4	$0.1	$1.9	$2.4

During fiscal 2007 we paid severance to 314 employees in connection with workforce reductions related to actions that occurred in our manufacturing sites in fiscal 2007 and the final closure activity in our Singapore plant. Amounts paid for other exit-related costs during fiscal 2007 were primarily for payments under lease obligations associated with actions taken in prior years.

The balances at May 27, 2007 represent all remaining estimated costs for activities yet to be completed as a result of the described cost reduction actions. Payments for the total remaining $0.5 million of severance balances are expected to be substantially completed by the end of the first quarter in fiscal 2008. Other exit-related costs of $6.2 million primarily relate to lease obligations, which are expected to be paid through lease expiration dates that range from October 2007 through June 2009.

Note 6. Acquisition

In January 2007, we acquired Xignal Technologies AG, a German-based developer of high-speed data converters. Xignal develops continuous-time sigma delta analog-to-digital converters (ADCs), a technology that enables high-resolution, high-speed ADCs with greatly reduced power levels compared to traditional pipeline solutions. The acquisition of Xignal’s technology and design team is intended to strengthen our position in the data conversion market. The acquisition was accounted for using the purchase method of accounting with a purchase price of $9.3 million (after assuming $3.1 million of net liabilities) for all of the outstanding shares of both the company’s common and preferred stock. In connection with the acquisition, we recorded a $6.1 million in-process research and development charge in the third quarter and first nine months of fiscal 2007. In-process research and development is expensed upon acquisition because technological feasibility has not been established and no future alternative uses exist. The remainder of the purchase price was allocated to net liabilities of $3.1 million and goodwill of $6.3 million. Pro forma results of operations related to this acquisition have not been presented since the current fiscal year operating results for Xignal Technologies up to the date of acquisition are immaterial to our consolidated financial statements.

Note 7. Goodwill and Intangible Assets

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 30, 2004	$150.6	$22.7	$173.3
Impairment	(86.1)	-	(86.1)
Balances at May 29, 2005	64.5	22.7	87.2
Reduction in connection with the sale of the cordless business	(22.3)	-	(22.3)
Impairment	(7.6)	-	(7.6)
Balances at May 28, 2006	34.6	22.7	57.3
Acquisition of Xignal Technologies AG	6.3	-	6.3
Balances at May 27, 2007	$40.9	$22.7	$63.6

In fiscal 2007, we recorded $6.3 million of goodwill in connection with the acquisition of Xignal Technologies AG (See Note 6 to the Consolidated Financial Statements). In fiscal 2006, we recorded a $5.2 million impairment loss for goodwill of the HDP reporting unit, which arose in connection with our decision to sell the HDP business (See Note 5 to the Consolidated Financial Statements). We also recorded an additional $2.4 million impairment loss for goodwill of the CRT reporting unit, which arose in connection with our annual evaluation of goodwill in fiscal 2006. In fiscal 2005, we recorded an $86.1 million impairment loss for goodwill of the wireless reporting unit, which arose in connection with our annual evaluation of goodwill in fiscal 2005. The fair values of these reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for these business units.

In June 2005, we completed the sale of the cordless business unit which was a reporting unit of the wireless operating segment within the Analog reportable segment (See Note 5 to the Consolidated Financial Statements). As a result, the remaining assets of the reporting unit, including goodwill, that were not acquired by the buyer were written off against the proceeds from the sale.

As of May 28, 2006 other intangible assets which included developed technology and patents were fully amortized. Amortization expense related to those assets was:

(In Millions)	2006	2005

Patent amortization	$0.3	$1.0
Technology amortization	2.2	3.0
Total amortization	$2.5	$4.0

Note 8. Asset Retirement Obligations

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

At the time we adopted SFAS No. 143, which prescribes the accounting for asset retirement obligations, we did not recognize any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. Our legal asset retirement obligations for manufacturing facilities arise primarily from local laws and statutes that establish minimum standards or requirements in the event a manufacturing facility is shut down, or otherwise exited or abandoned. The Financial Accounting Standards Board has since published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarified that the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN No. 47 was effective by the end of our fiscal 2006 during which time we considered these factors and evaluated the asset retirement obligations associated with the closure or abandonment of our manufacturing facilities. As a result, we determined that the asset retirement obligations related to these facilities were immaterial to our financial condition and results of operations.

The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 27, 2007 and May 28, 2006:

(In Millions)

Balance at May 29, 2005	$2.8
Liability incurred for assets acquired	0.4
Liability settled	(0.1)
Revision in estimated cash flows	(0.1)
Accretion expense	0.1
Balance at May 28, 2006	3.1
Liability incurred for assets acquired	0.3
Liability settled	(0.1)
Revision in estimated cash flows	(0.1)
Accretion expense	0.2
Balance at May 27, 2007	$3.4

Note 9. Debt

Debt at fiscal year-end consisted of the following:

(In Millions)	2007	2006

Unsecured promissory note at 2.5%	$20.4	$20.9
Other	0.2	0.2
Total debt	20.6	21.1
Less current portion of long-term debt	-	-
Long-term debt	$20.6	$21.1

In November 2006, we amended our credit agreement for the unsecured promissory note denominated in Japanese yen (2,408,750,000). Under the amended terms, the note is due November 2010 and interest is payable quarterly at a fixed 2.5 percent annual rate. We are also required to comply with the covenants set forth under our multicurrency credit agreement.

In October 2006, we renewed our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit. At May 27, 2007, we had committed $2.4 million of the credit available under the agreement. The agreement, which expires in October 2007, contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios, but no longer requires us to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on our common stock. As of May 27, 2007, we were in compliance with all financial covenants under the agreement. We expect to renew the agreement prior to its expiration.

As of May 27, 2007, maturities on our outstanding debt obligations were $20.4 million in fiscal 2011 and $0.2 million in fiscal 2013.

In June 2007 we entered into an unsecured bridge credit facility with an affiliate of Goldman, Sachs & Co. for $1.5 billion which was used to finance the accelerated stock repurchase program that our Board of Directors approved in June 2007. The loan under the bridge credit facility bears interest at 0.5 percent over the one-week LIBOR and the interest is payable weekly.

In connection with the accelerated stock repurchase program, we also completed a public offering of $1.0 billion principal amount of senior unsecured notes in June 2007 issued in three series. The proceeds from this offering were used to partially repay indebtedness incurred under the unsecured bridge credit facility. The offering of unsecured notes includes $250.0 million in aggregate principal amount of senior floating rate notes due June 2010, $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million in aggregate principal amount of 6.6 percent senior notes due June 2017. The senior floating rate notes bear interest at 0.25 percent over the three-month LIBOR, reset and payable quarterly, and are callable by us beginning 18 months after issuance. The senior fixed rate notes are callable by us at any time. In July 2007, we entered into a $500.0 million unsecured credit facility with a consortium of banks and used the funds from this new facility to repay the remaining amounts outstanding under the unsecured bridge credit facility. The bank loan is due June 2012 and bears interest at 0.5 percent over the three-month LIBOR (reset quarterly) with principal and interest payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios.

Note 10. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)	2007	2006	2005
INCOME BEFORE INCOME TAXES
U.S.	$452.0	$555.1	$338.0
Non-U.S.	78.6	140.1	71.9
	$530.6	$695.2	$409.9
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local	$149.6	$157.0	$30.4
Non-U.S.	21.9	18.7	29.3
	171.5	175.7	59.7
Deferred:
U.S. federal and state	(11.9)	64.6	(41.0)
Non-U.S.	(4.3)	5.7	(24.1)
	(16.2)	70.3	(65.1)
Income tax expense (benefit)	$155.3	$246.0	$(5.4)

Income tax expense of $155.3 million for fiscal 2007 includes a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million is related to fiscal 2007 R&D expenses and $6.1 million is related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D credit was partially offset by the non-deductible nature of the in-process research and development charge related to the Xignal acquisition. The fiscal 2006 income tax expense of $246.0 million included incremental tax expense of $24.5 million related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004 and $5.8 million related to discrete transactions recorded during fiscal 2006 that had higher effective tax rates. Those discrete transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business. The fiscal 2005 income tax benefit of $5.4 million included income tax expense of $160.8 million, which consisted primarily of U.S. and non-U.S. income taxes, offset by a benefit from the change in the beginning of the year valuation allowance of $166.2 million. The tax benefit from employee stock plans recorded through paid-in capital was $29.6 million in fiscal 2007, $104.5 million in fiscal 2006, and $20.1 million in fiscal 2005.

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)	2007	2006

DEFERRED TAX ASSETS
Equity investments	$18.0	$17.6
Inventory	31.5	36.2
Accrued liabilities	42.8	35.5
R&D expenditures	85.2	101.2
Deferred compensation	44.9	38.6
Share-based compensation	31.1	-
Non-U.S. loss carryovers and other allowances	88.9	90.5
Federal and state credit carryovers	71.3	72.6
Other	4.0	3.8
Total deferred tax assets	417.7	396.0
Valuation allowance	(103.5)	(101.9)
Net deferred tax assets	314.2	294.1
DEFERRED TAX LIABILITIES
Property, plant and equipment and amortization	(21.1)	(17.8)
Other liabilities	(25.5)	(15.9)
Total deferred tax liabilities	(46.6)	(33.7)
Net deferred tax assets	$267.6	$260.4

The increase in deferred tax assets during fiscal 2007 of $7.2 million is from continuing operations and from the tax effect on other comprehensive income items.

We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to Malaysia because we have concluded that a significant portion of the deferred tax asset will not be realized owing to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. The valuation allowance for deferred tax assets increased by $1.6 million in fiscal 2007 compared to an increase of $10.4 million in fiscal 2006.

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 27, 2007, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the valuation allowance.

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

	2007	2006	2005

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at different rates	(0.7)	(1.7)	2.9
U.S. state and local taxes net of federal benefits	0.8	1.2	1.7
Dividends repatriated	-	3.5	-
Changes in beginning of year valuation allowances	(0.3)	(0.8)	(40.5)
Export sales benefit	(2.0)	(2.9)	(4.5)
Tax credits	(2.3)	(1.0)	(1.7)
Impairment of goodwill	-	0.7	5.8
Other	(1.2)	1.4	-
Effective tax rate	29.3%	35.4%	(1.3%)

During fiscal 2005, the American Jobs Creation Act of 2004 (AJCA) was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. As a result, we undertook a comprehensive evaluation to decide whether, and to what extent, foreign earnings that had not yet been remitted to the U.S. might be repatriated. In fiscal 2006, our Chief Executive Officer and our Board of Directors approved a Domestic Reinvestment Plan pursuant to the AJCA guidelines. We completed our evaluation of the AJCA’s provisions in our fourth quarter of fiscal 2006 and we made the determination to repatriate a total of $578.0 million in foreign earnings. Of this amount, $496.0 million qualified as extraordinary dividends as defined under the AJCA, and the associated income tax expense of $24.5 million was recorded in our fourth quarter of fiscal 2006. The plan was fully completed in fiscal 2007.

Aside from the foreign earnings repatriated under the AJCA, we intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely. No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $156.5 million from non-U.S. subsidiaries. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

At May 27, 2007, we had $0.7 million of federal net operating loss carryovers and $56.7 million of state net operating loss carryovers, which expire between 2008 and 2025. We also had $102.1 million of state credit carryovers, which primarily expire between 2008 and 2027. Included in the state tax credits is a California R&D credit of $99.9 million, which can be carried forward indefinitely. In addition, we had net operating losses and other tax allowance carryovers of $419.4 million from certain non-U.S. jurisdictions, most of which do not expire.

The IRS has completed its review of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed settlement agreement seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We are contesting the adjustments through the IRS administrative process. We are undergoing tax audits in several international locations and from time to time our tax returns are audited in the U.S. by state agencies and in international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements.

Note 11. Retirement and Pension Plans

The annual expense for all retirement and pension plans was as follows:

(In Millions)	2007	2006	2005

Salary deferral 401(k) plan	$17.0	$21.4	$22.0

Non-U.S. pension and retirement plans	$17.6	$16.6	$18.8

U.S. Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. Until the beginning of fiscal 2005, it also included a profit sharing plan.

The salary deferral 401(k) plan allows employees to defer up to 30 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150 percent of the first 4 percent of the employee’s contribution to the 401(k) plan. Contributions are invested in one or more of eighteen investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National common stock may be sold at any time at the employee’s direction. Although we have reserved 10,000,000 shares of common stock for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a non-qualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan.

International Plans

Certain of our international subsidiaries have varying types of defined benefit pension and retirement plans that comply with local statutes and practices.

At May 27, 2007, we have adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires recognition of the funded status of a defined benefit postretirement plan on the consolidated balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Effective for our fiscal 2008, it also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end. The incremental effect of applying this Statement to individual line items on the consolidated sheet as of May 27, 2007 is presented in the following table.

(In Millions)	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158

Deferred tax assets, net	$203.4	$(9.0)	$194.4

Other non-current liabilities	$162.8	$(30.3)	$132.5

Accumulated other comprehensive loss	$113.3	$(21.3)	$92.0

We maintain defined benefit pension plans in the U.K., Germany, Japan and Taiwan that cover all eligible employees within each respective country. Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. We may also voluntarily fund additional annual contributions as determined by management. The plans use measurement dates of February 28th and May 31st to determine the measurements of plan assets and obligations.

Plan assets of the funded defined benefit pension plans are invested in an index based fund held by a third-party fund manager or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. One of the plans is a self-funded plan. The plan assets held by the third-party fund manager consist primarily of U.S. and foreign equity securities, bonds and cash. The fund manager monitors the fund’s asset allocation within the guidelines established by the plan’s Board of Trustees. In line with plan investment objectives and consultation with company management, the Trustees set an allocation benchmark between equity and bond assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Trustees and is based on actual returns achieved by the fund manager relative to its benchmark. The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

The following table presents target allocation percentages and the fiscal year end percentage for each major category of plan assets:

	2007		2006
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Percentage

Equities	80%	67%	80%	73%
Bonds	20%	17%	20%	18%
Other	0%	16%	0%	9%
Total	100%	100%	100%	100%

For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of over 15 years. The yields at the plans’ measurement dates were approximately 5.0 to 5.3 percent. While no formal liability cash flow projections were made for these plans, the mean term of their liabilities were determined for assessing appropriate bond durations. Our plans in Japan and Taiwan are immaterial.

Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)	2007	2006	2005

Service cost of benefits earned during the year	$5.8	$5.2	$6.0
Plan participant contributions	(1.1)	(1.0)	(1.5)
Interest cost on projected benefit obligation	16.3	13.5	12.9
Expected return on plan assets	(16.8)	(11.5)	(9.7)
Net amortization and deferral	7.0	4.9	4.8
Net periodic pension cost	$11.2	$11.1	$12.5

Changes in the benefit obligations and plans assets are presented in the following table:

(In Millions)	2007	2006
PROJECTED BENEFIT OBLIGATION
Beginning balance	$280.5	$215.2
Service cost	5.8	5.2
Interest cost	16.3	13.5
Benefits paid	(6.4)	(5.7)
Actuarial (gain) loss	(31.5)	52.3
Plan amendments	0.6	-
Ending balance	$265.3	$280.5

PLAN ASSETS AT FAIR VALUE
Beginning balance	$188.8	$130.3
Actual return on plan assets	8.0	38.5
Company contributions	3.1	23.5
Plan participant contributions	1.1	1.0
Benefits paid	(5.8)	(4.5)
Ending balance	$195.2	$188.8

RECONCILIATION OF FUNDED STATUS
Fund status – Benefit obligation in excess of plan assets	$70.1	$91.7
Unrecognized net loss	-	(143.6)
Unrecognized net transition asset	-	2.4
Adjustment to recognize minimum liability	-	142.4
Contribution after measurement date	(20.0)	-
Accrued pension cost	$50.1	$92.9

ACCUMULATED BENEFIT OBLIGATION
Fiscal year end balance	$262.1	$280.0

For the fiscal 2006 information presented in the table above, we have revised the beginning and ending balances for the projected benefit obligation and plan assets from amounts previously reported to reflect the remeasurement of those balances at their historic exchange rates rather than the exchange rates at the balance sheet date. We also revised certain other amounts to reflect their remeasurement at more appropriate weighted-average exchange rates during fiscal 2006. These revisions had no effect on the accrued pension cost at May 28, 2006.

Amounts recognized in the consolidated balance sheets:

(In Millions)	2007	2006
Other non-current liabilities	$50.1	$92.9

Accumulated other comprehensive loss	$91.9	$113.2

Amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost:

(In Millions)	2007	2006
Transition asset	$(1.5)	$(1.9)
Actuarial loss	93.4	115.1
	$91.9	$113.2

The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

	2007	2006	2005
NET PERIODIC PENSION COST Discount rate	1.8%-4.8%	1.8%-5.4%	1.8%-5.7%
Rate of increase in compensation levels	1.8%-3.0%	2.0%-4.3%	2.3%-4.1%
Expected long-term return on assets	2.4%-7.3%	2.3%-7.5%	2.3%-7.5%

PROJECTED BENEFIT OBLIGATIONS
Discount rate	1.8%-5.2%	1.8%-4.8%
Rate of increase in compensation levels	1.8%-3.0%	1.8%-3.0%

Total contributions paid to these plans were $23.4 million in fiscal 2007, $23.2 million in fiscal 2006 and $28.0 million in fiscal 2005. In July 2007, we made a $26.0 million contribution to establish a trust fund related to another one of our international defined benefit pension plans. Including this amount, we currently expect contributions to total approximately $34 million in fiscal 2008. This amount excludes any voluntary contribution, which is yet to be determined by management.

The following table presents the total expected benefits to be paid to plan participants for the next ten fiscal years as determined based on the same assumptions used to measure the benefit obligation at the end of the fiscal year:

(In Millions)

2008	$ 6.2
2009	6.5
2010	6.7
2011	7.1
2012	7.4
2013-2017	42.3
Total	$ 76.2

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension cost over the next fiscal year:

(In Millions)

Amortization of net transition asset	$0.2

Amortization of net loss	$5.3

In fiscal 2006, we recorded adjustments for minimum pension liability to equal the amount of the unfunded accumulated benefit obligation in one of our plans. The adjustment was $22.1 million and a corresponding amount, net of a $6.7 million tax effect, is reflected in the consolidated financial statements as a component of accumulated comprehensive loss.

Note 12. Shareholders’ Equity

Stock Purchase Rights

The preferred stock purchase rights associated with our common stock which had certain potential anti-takeover effects expired on August 8, 2006.

Stock Repurchase Program

Fiscal 2007

We repurchased a total of 32.9 million shares of our common stock during fiscal 2007 for $774.0 million under three programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007, (ii) the $500 million stock repurchase program announced in June 2006, which was completed during the fourth quarter of fiscal 2007 and (iii) the $500 million stock repurchase program announced in March 2007. All of these shares were purchased in the open market. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. As of May 27, 2007, we had $379.3 million remaining available for future common stock repurchases under the program announced in March 2007.

Fiscal 2006

We repurchased a total of 37.2 million shares of our common stock for $950.7 million during fiscal 2006 under three programs: (i) the $400 million stock repurchase program announced in March 2005 which was completed in September 2005, (ii) the $400 million stock repurchase program announced in September 2005 which was completed in January 2006 and (iii) another $400 million stock repurchase program announced in December 2005. All shares were purchased in the open market. As of the end of fiscal 2006, we had $153.3 million remaining for future repurchases under the December 2005 program.

Fiscal 2005

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

The following table provides a summary of the activity under our stock repurchase programs and related amounts remaining for future common stock repurchases at the end of fiscal 2007:

	Stock Repurchase Programs
(In Millions)	March 2007	June 2006	December 2005	Total

Balance at May 28, 2006	$-	$-	$153.3	$153.3
Approval of new program:	500.0	500.0	-	1,000.0
Common stock repurchases	(120.7)	(500.0)	(153.3)	(774.0)
Balance at May 27, 2007	$379.3	$-	$-	$379.3

All stock repurchased has been cancelled and is not held as treasury stock.

Subsequent to Fiscal 2007

In June 2007 after the end of the fiscal year, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We are conducting the accelerated stock repurchase program under agreements entered into with Goldman, Sachs & Co. Under one of the agreements, we are to repurchase from Goldman Sachs, for $1.0 billion, a number of shares of our common stock determined by the volume-weighted average price of the stock during a 5 to 12 month period, subject to provisions establishing minimum and maximum numbers of shares. Under another agreement, we are to repurchase shares of our common stock from Goldman Sachs immediately for an initial amount of $500 million. Goldman Sachs will purchase an equivalent number of shares of our common stock in the open market over the next 5 to 12 months, and at the end of that period, the initial price will be adjusted up or down based on the volume-weighted average price during the same period. The price adjustment may be settled by us, at our option, in cash or shares of our common stock.

During the period after the end of our 2007 fiscal year through July 20, 2007, we repurchased a total of 50,835,937 million shares for $1.5 billion under the accelerated stock repurchase program with Goldman Sachs announced in June 2007.

•	Dividends

We paid a total of $45.1 million in cash dividends during fiscal 2007 and $34.2 million in cash dividends during fiscal 2006. In June 2007, the Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock, which was paid on July 9, 2007 to shareholders of record at the close of business on June 18, 2007.

•	Delisting of Common Stock from Arca Exchange

We voluntarily delisted our stock from the NYSE Arca Exchange (formerly the Pacific Exchange) effective December 26, 2006. Our stock continues to be listed on the New York Stock Exchange.

Note 13. Stock-Based Compensation Plans

•	Stock Option Plans

As of May 27, 2007, under all stock option plans there were 99.9 million shares reserved for issuance, including 44.2 million shares available for future option grants. More information on our stock option plans follows:

We have four stock option plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. Another plan, which has been in effect since 1997, authorizes the grant of up to a total of 140,000,000 shares of common stock for non-qualified stock options to employees who are not executive officers. There is also an executive officer stock option plan, which was approved by shareholders in 2000 and which authorizes the grant of up to 12,000,000 shares of common stock for non-qualified stock options only to executive officers. Finally, the 2005 Executive Officer Equity Plan approved by shareholders in fiscal 2004 authorizes the issuance of a total of 3,000,000 shares, 1,000,000 of which can be issued pursuant to the exercise of stock options. All plans provide that options are granted at the closing market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can vest six months after grant. All options granted in the last three fiscal years expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 520,000 shares of common stock with a weighted-average per share exercise price of $14.26 and weighted-average remaining contractual life of 4.4 years were outstanding and exercisable as of May 27, 2007. The aggregate intrinsic value of these fully vested shares was $6.1 million at May 27, 2007. In connection with the approval of amendments to the director stock plan in fiscal 2006, new options ceased to be granted under this plan.

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan) during fiscal 2007, 2006 and 2005:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 30, 2004	81.7	$14.47
Granted	7.0	$19.04
Exercised	(8.2)	$10.16
Forfeited	(2.9)	$13.49
Expired	(0.9)	$24.91
Outstanding at May 29, 2005	76.7	$15.26
Granted	5.8	$24.67
Exercised	(22.9)	$11.71
Forfeited	(2.0)	$16.27
Expired	(1.0)	$29.35
Outstanding at May 28, 2006	56.6	$17.38
Granted	6.2	$23.12
Exercised	(6.0)	$12.72
Forfeited	(0.7)	$20.52
Expired	(0.9)	$29.02
Outstanding at May 27, 2007	55.2	$18.29

Expiration dates for options outstanding at May 27, 2007 range from June 26, 2007 to May 24, 2013.

The total intrinsic value of options exercised in fiscal 2007 was $73.9 million. The total intrinsic value of options exercised in fiscal 2006 was $327.3 million and the total intrinsic value of options exercised in fiscal 2005 was $70.5 million. Total unrecognized compensation cost related to stock option grants not yet recognized as of May 27, 2007 was $93.3 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at May 27, 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
Expected to vest	54.6	$18.24	$464.0	3.8

Currently exercisable	43.9	$17.23	$423.3	3.6

•	Stock Purchase Plan

We have an employee stock purchase plan which was approved by shareholders and authorizes the issuance of up to 16,000,000 shares to eligible employees worldwide. Our stock purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. During fiscal 2007, we amended the stock purchase plan effective October 1, 2006 to change the price paid by the employee to 85 percent of the lower of the common stock’s fair market value at the time of enrollment in one of two six month purchase periods in a one year offering period or the end of the purchase period. Previously, the price paid by the employee was 85 percent of the lower of the common stock’s fair value at the beginning of a one year offering period or at the end of the applicable quarter in the offering period.

Under the terms of our stock purchase plan, we issued 1.3 million shares in fiscal 2007, 1.7 million shares in fiscal 2006 and 2.2 million shares in fiscal 2005 to employees for $27.0 million, $30.8 million and $33.2 million, respectively. As of May 27, 2007 there were 10.3 million shares reserved for issuance under the stock purchase plan.

•	Other Stock Plans

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. As of May 27, 2007, we had issued 464,137 shares under the director stock plan and had reserved 435,863 shares for future issuances. Total unrecognized compensation cost related to non-vested shares under the director stock plan as of May 27, 2007 was $0.4 million, which is expected to be recognized over a weighted-average period of 2.2 years.

We have a restricted stock plan, which authorizes the issuance of up to 4,000,000 shares of common stock to employees who are not officers of the company. The plan also permits the granting of restricted stock units; once the units are vested, stock is issued to the plan participant. The plan has been made available primarily as a retention vehicle for employees with technical skills and expertise that are important to us. As of May 27, 2007 we have 1,782,173 shares reserved for future issuances under the restricted stock plan and 37,800 restricted stock units outstanding. Restrictions and vesting of restricted stock units expire over time, ranging from one to six years after issuance. Restrictions on some restricted stock units also expire based on achievement of performance conditions over a minimum two year performance period. Prior to the adoption of SFAS No. 123®, we recorded the cost from the restricted stock plan as unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the consolidated financial statements as a separate component of shareholders’ equity. Upon the adoption of SFAS No. 123®, we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders’ equity. Total unrecognized compensation cost related to non-vested shares and units granted under the restricted stock plan as of May 27, 2007 was $6.2 million, which is expected to be recognized over a weighted-average period of 3.7 years.

The following table provides a summary of activity during fiscal 2007 for non-vested shares and units granted under the restricted stock plan (excluding the units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 30, 2004	769.0	$14.80
Granted/Issued	134.4	$19.10
Vested	(242.6)	$12.09
Forfeited	(58.2)	$15.97
Outstanding at May 29, 2005	602.6	$16.73
Granted/Issued	186.3	$27.38
Vested	(163.4)	$18.93
Forfeited	(93.9)	$14.54
Outstanding at May 28, 2006	531.6	$20.17
Granted/Issued	120.0	$24.23
Vested	(192.1)	$16.75
Forfeited	(8.8)	$25.26
Outstanding at May 27, 2007	450.7	$22.62

The total fair value of shares vested in fiscal 2007, 2006 and 2005 was $4.4 million, $4.3 million and $4.1 million, respectively.

The 2005 Executive Officer Equity Plan, which was approved by shareholders in October 2004, authorizes the issuance to executive officers of up to a total of 3,000,000 shares through stock options, performance share units and stock appreciation rights. Of this total, 1,000,000 shares may be issued upon the exercise of stock options and 2,000,000 shares may be issued in any combination upon the settlement of stock appreciation rights and/or as payment for performance share units. In fiscal 2007, options for 264.0 thousand shares of common stock were granted under this plan. Targets for the performance share units for the first two-year performance period were established in the first quarter of fiscal 2006. In July 2007, the first performance period was measured and 1.0 million shares were issued in payment of the performance share units for the first performance period. Targets for the performance share units for the second two-year performance period, which is still in process, were established in the first quarter of fiscal 2007. The second performance period will be measured after the end of fiscal 2008. Total unrecognized compensation cost related to performance share units not yet vested as of May 27, 2007 was $1.9 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Note 14. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $38.5 million, $36.8 million and $34.6 million in fiscal 2007, 2006 and 2005, respectively.

Future minimum commitments under non-cancelable operating leases are as follows:

(In Millions)
2008	$22.0
2009	8.4
2010	4.0
2011	1.6
2012	0.6
Thereafter	0.1
Total	$36.7

In fiscal 2006, we entered into two agreements with local energy suppliers in Maine and Texas to purchase electricity for our manufacturing facilities located there. One of the agreements is a three-year term bulk contract where service began in June 2006. This agreement requires us to purchase a minimum level of electricity each year at a specified price as determined by the terms of the agreement. Under this agreement, $9.3 million was spent in fiscal 2007 and no amounts were spent in fiscal 2006. Future minimum purchases are $6.5 million in each of fiscal 2008 and 2009. The other agreement began in January 2006 and is a five-year term full requirement contract with no minimum purchase commitments. The agreement allows for a fixed purchase price if the annual volume purchased falls within a specified range as determined by the terms of the agreement. In fiscal 2007 and 2006, we spent $9.7 million and $2.5 million, respectively, for electricity usage under this agreement.

We are party to a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment’s residual value at the end of their lease terms for up to a maximum of $52.8 million. At May 27, 2007, the fair value of the lease guarantees was $0.6 million and is included in other non-current liabilities.

We had a manufacturing agreement with Fairchild Semiconductor Corporation where we were committed to purchase a minimum level of goods and services based on specified wafer prices, which were intended to approximate market prices. The agreement expired in December 2004 and total purchases from Fairchild were $4.5 million in fiscal 2005.

Contingencies -- Legal Proceedings

Environmental Matters. We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2007, 2006 and 2005.

As part of the disposition in fiscal 1996 of the Dynacraft assets and business, we retained responsibility for environmental claims connected with Dynacraft’s Santa Clara, California, operations and for other environmental claims arising from our conduct of the Dynacraft business prior to the disposition. As part of the Fairchild disposition in fiscal 1997, we also agreed to retain liability for current remediation projects and environmental matters arising from our prior operation of certain Fairchild plants while Fairchild agreed to arrange for and perform the remediation and cleanup. We prepaid to Fairchild the estimated costs of the remediation and cleanup and we remain responsible for costs and expenses associated with the remediation and cleanup in excess of the prepaid amounts. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters. The IRS has completed the field examinations of our tax returns for fiscal years 1997 through 2000 and has issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years (See Note 10 to the Consolidated Financial Statements). We are contesting the claims through the IRS administrative process and believe adequate provision has been made for the ultimate outcome. We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements.

Other Matters. In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court and filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the district court issued its ruling on the motion for summary judgment, ruling in our favor and granting our motion for summary judgment. The plaintiff has appealed the district court’s ruling granting our motion for summary judgment. We intend to continue to contest the case through all available means.

In September 2002, iTech Group (“iTech”) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We appealed the case and the appeals court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for retrial or other disposition. The opinion of the appeals court has become final and, as required by the appellate court ruling, we have paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees on appeal. Retrial is currently set for November 2007 and we intend to continue to contest the case through all available means. We are continuing to maintain an accrual for a charge of $3.2 million to cover the damages (excluding attorneys’ fees) awarded to iTech under trial court’s original order. Although the loss we ultimately sustain may be higher or lower than the amount we have recorded, this is currently our best estimate of any loss we may incur.

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

Note 15. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and our Chief Executive Officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2007, our Analog segment, which accounted for 90 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under “All Others.”

Product line business units that make up the Analog segment include amplifiers, audio, interface, data conversion and power management which includes five different business units (high voltage; linear and low voltage; portable core products; ISP; and advanced power). These business units represent the core analog standard linear focus and receive the majority of our research and development investment funds. Other business units in our Analog segment that feature a variety of mixed-signal products, which combine analog and digital circuitry onto the same chip, include displays; ASIC and telecom; and Hi-Rel. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets, such as wireless handsets, portable electronic devices, displays, and at applications for broader markets, such as industrial and medical equipment, automotive and communications infrastructure.

Aside from these operating segments, our corporate structure in fiscal years 2007, 2006 and 2005 also included the centralized Worldwide Marketing and Sales Group, the Technology Development Group, the Manufacturing Operations Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

With the exception of the allocation of certain expenses, the significant accounting policies and practices used to prepare the consolidated financial statements as described in Note 1 to the Consolidated Financial Statements are generally followed in measuring the sales, segment income or loss and determination of assets for each reportable segment. We allocate certain expenses associated with centralized manufacturing, selling, marketing and general administration to operating segments based on either the percentage of net trade sales for each operating segment to total net trade sales or headcount, as appropriate. Certain R&D expenses primarily associated with centralized activities such as process development are allocated to operating segments based on the percentage of dedicated R&D expenses for each operating segment to total dedicated R&D expenses. Interest income and expense are combined with other treasury related income/expenses and then allocated to operating segments based on the percentage of net trade sales for each operating segment to total net trade sales.

The following table presents specified amounts included in the measure of segment operating results or the determination of segment assets:

(In Millions)	Analog Segment	All Others	Total

2007
Sales to external customers	$1,744.8	$185.1	$1,929.9
Segment income before income taxes	$510.2	$20.4	$530.6
Depreciation and amortization	$7.5	$137.2	$144.7
Interest income	$-	$40.1	$40.1
Interest expense	$-	$1.2	$1.2
Share-based compensation expense	$33.4	$78.1	$111.5
In-process research and development charge	$6.1	$-	$6.1
Segment assets	$204.4	$1,997.5	$2,201.9

2006
Sales to external customers	$1,858.4	$299.7	$2,158.1
Segment income before income taxes	$671.9	$23.3	$695.2
Depreciation and amortization	$10.6	$150.3	$160.9
Interest income	$-	$33.7	$33.7
Interest expense	$-	$1.9	$1.9
Share-based compensation expense	$2.4	$13.7	$16.1
Goodwill impairment loss	$7.6	$-	$7.6
Gain from sale of businesses	$28.9	$-	$28.9
Share in net losses of equity-method investments	$0.6	$0.1	$0.7
Segment assets	$192.8	$2,318.3	$2,511.1

2005
Sales to external customers	$1,685.4	$227.7	$1,913.1
Segment income before income taxes	$356.5	$53.4	$409.9
Depreciation and amortization	$13.5	$177.7	$191.2
Interest income	$-	$17.4	$17.4
Interest expense	$-	$1.5	$1.5
Share-based compensation expense	$2.2	$2.0	$4.2
Goodwill impairment loss	$86.1	$-	$86.1
Gain from sale of businesses	$-	$59.9	$59.9
Share in net losses of equity-method Investments	$2.1	$3.6	$5.7
Segment assets	$213.7	$2,290.5	$2,504.2

Segment assets consist only of those assets that are specifically dedicated to an operating segment and include inventories, equipment, equity investments, goodwill and amortizable intangibles assets. Since the end of fiscal 2006, we have had no equity method investments included in segment assets of the Analog segment. Depreciation and amortization presented for each segment include only such charges on dedicated segment assets. Similarly, share-based compensation expense presented for each segment includes only such charges related to employees who directly support the operating segments. The measurement of segment profit and loss includes an allocation of depreciation expense for shared manufacturing facilities and share-based compensation expense associated with direct labor contained in the standard cost of product for each segment.

Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2007, 2006 and 2005, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

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

The following tables provide geographic sales to and asset information by major countries within the main geographic areas:

(In Millions)	2007	2006	2005

Sales to unaffiliated customers:
United States	$428.4	$428.9	$378.6

Foreign locations:
People’s Republic of China	539.2	573.5	502.9
Singapore	340.9	479.7	395.6
Japan	217.7	280.1	248.6
Germany	213.5	219.5	194.9
United Kingdom	190.2	176.4	192.4
Rest of World	-	-	0.1
	1,501.5	1,729.2	1,534.5
Total	$1,929.9	$2,158.1	$1,913.1

Long-lived assets:
United States	$486.2	$516.1	$523.7

Foreign locations:
Malaysia	113.3	154.6	133.6
Rest of World	117.4	114.2	138.3
	230.7	268.8	271.9
Total	$716.9	$784.9	$795.6

Our top ten customers combined represented approximately 62 percent of total accounts receivable at May 27, 2007 and approximately 64 percent at May 28, 2006. In fiscal 2007, we had one distributor who accounted for approximately 14 percent of total net sales and another distributor that accounted for approximately 13 percent of total net sales. In fiscal 2006, we had two distributors who each accounted for approximately 12 percent of total net sales. In fiscal 2005, we had one distributor who accounted for approximately 11 percent of total net sales and another distributor who accounted for approximately 10 percent of total net sales in each year. Sales to these distributors are mostly for our Analog segment products, but also include some sales for our other operating segment products.

Note 16. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2007 and 2006:

	Fourth	Third	Second	First
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2007
Net sales	$455.9	$431.0	$501.6	$541.4
Gross margin	$284.8	$257.7	$295.4	$334.3
Net income	$90.1	$73.7	$91.4	$120.1

Earnings per share:
Net income:
Basic	$0.29	$0.23	$0.28	$0.36
Diluted	$0.28	$0.22	$0.27	$0.35

Weighted-average common and potential common shares outstanding:
Basic	312.0	315.7	320.9	329.5
Diluted	327.5	330.1	335.6	343.7

Common stock price - high	$28.08	$25.76	$25.81	$26.66
Common stock price - low	$23.52	$21.65	$22.70	$20.56

2006
Net sales	$572.6	$547.7	$544.0	$493.8
Gross margin	$351.5	$332.2	$311.3	$277.7
Net income	$118.8	$130.1	$114.7	$85.6

Earnings per share:
Net income:
Basic	$0.35	$0.39	$0.34	$0.25
Diluted	$0.34	$0.37	$0.32	$0.24

Weighted-average common and potential common shares outstanding:
Basic	336.3	337.5	339.7	345.8
Diluted	352.3	354.6	356.7	363.9

Common stock price – high	$30.93	$29.55	$26.67	$25.81
Common stock price – low	$24.98	$25.31	$21.24	$19.50

Our common stock is traded on the New York Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 27, 2007, there were approximately 5.9 thousand holders of common stock. The graph showing the performance of our stock over the last five years can be found in Item 5 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 27, 2007 and May 28, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule, included in Item 15(a)2 of the accompanying Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 27, 2007 and May 28, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended May 27, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 23, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Mountain View, California

July 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A, that National Semiconductor Corporation and subsidiaries (the Company) maintained effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that National Semiconductor Corporation and subsidiaries maintained effective internal control over financial reporting as of May 27, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 27, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 27, 2007 and May 28, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2007, and the related financial statement schedule, and our report dated July 23, 2007 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

KPMG LLP

Mountain View, California

July 23, 2007

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of May 27, 2007, the end of our 2007 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2007 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of this assessment with the audit committee of our board of directors.

Our independent registered public accounting firm, KPMG LLP, audited our management’s assessment and independently assessed the effectiveness of our internal control over financial reporting. KPMG has issued an unqualified attestation report, which is included under Item 8 of this Form 10-K as a separate Report of Independent Registered Public Accounting Firm.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2007, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in our Proxy Statement for the 2007 annual meeting of shareholders to be held on or about September 28, 2007 and which will be filed in definitive form pursuant to Regulation 14A on or about August 25, 2007 (hereinafter “2007 Proxy Statement”), is incorporated herein by reference:

•	information concerning our directors appearing in the section on the proposal relating to election of directors;
•

information appearing under the subcaptions “Audit Committee,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” appearing in the section titled “Corporate Governance, Board Meetings and Committees.”

Information concerning our executive officers is set forth in Part I of this Form 10-K under the caption “Executive Officers of the Registrant.”

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled “Executive Compensation” (including all related subcaptions thereof), under the subcaptions “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the section titled “Corporate Governance, Board Meetings and Committees,” and in the section titled “Compensation Committee Report” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled “Security Ownership of Certain Beneficial Owners” in the 2007 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group appearing under the caption “Security Ownership of Management” in the 2007 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of May 27, 2007.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Option Plans (1)	16,683,380	$16.21	1,487,702
Employee Stock Purchase Plan	-	-	10,318,395
Director Stock Plan	-	-	435,863
2005 Executive Officer Equity Plan: (2)
Options	264,000	$23.01	736,000
Performance share units at target	982,000		557,000
Equity compensation plans not approved by security holders:
Option Plan (3)	38,784,967	$19.10	41,923,488
Restricted Stock Plan: (4)
Time based RSU	17,800
Performance based RSU	20,000
	37,800	-	1,744,373
Total	56,752,147		57,202,821

(1)	Includes shares to be issued upon exercise of options under the Stock Option Plan, Executive Officer Stock Option Plan and Director Stock Option Plan.
(2)	Includes shares to be issued upon the exercise of options and/or stock appreciation rights, as well as shares issued upon payment of performance share awards.
(3)	Includes shares to be issued upon exercise of options under the 1997 Employees Stock Option Plan.
(4)	Includes shares to be issued upon vesting of restricted stock units.

Information about our Equity Compensation Plans not Approved by Stockholders

The 1997 Employees Stock Option Plan provides for the grant of non-qualified stock options to employees who are not executive officers of the company. Options are granted at the closing market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can begin to vest after six months; all options granted in the last three fiscal years begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years.

Our Restricted Stock Plan authorizes issuance of restricted stock to employees who are not officers of the company. The plan has been made available to employees with skills and technical expertise considered important to us. The plan also allows for the issuance of stock upon expiration of restrictions imposed on restricted stock units. Restricted stock units granted with time based restrictions vest over time, ranging from one to six years after issuance. Restricted stock units granted with performance based restrictions vest upon satisfaction of the performance conditions at the completion of a minimum two-year performance period.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the subcaptions “Related Transactions” and “Director Independence” in the section titled “Corporate Governance, Board Meetings and Committees” in the 2007 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information concerning fees paid to KPMG LLP appearing in the section of the 2007 Proxy Statement relating to the ratification of the appointment of our independent auditors is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements	Pages in this document
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended May 27, 2007 – refer to Index in Item 8	42-86

(a) 2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	93

All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 96 to 98 of this report are filed as part of, or incorporated by reference into, this report.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Deducted from Receivables

in the Consolidated Balance Sheets

Description	Doubtful Accounts	Returns	Allowances	Total

Balances at May 30, 2004	$ 2.1	$ 5.2	$ 39.4	$ 46.7
Additions charged against revenue	-	8.2	149.8	158.0
Deductions	(0.4) (1)	(9.8)	(167.8)	(178.0)
Balance at May 29, 2005	1.7	3.6	21.4	26.7
Additions charged against revenue	-	5.9	210.9	216.8
Additions charged against cost and expenses	0.1	-	-	0.1
Deductions	(0.3) (1)	(6.0)	(198.5)	(204.8)
Balance at May 28, 2006	1.5	3.5	33.8	38.8
Additions charged against revenue	-	2.3	198.6	200.9
Deductions	(0.3) (1)	(3.0)	(204.0)	(207.3)
Balance at May 27, 2007	$ 1.2	$ 2.8	$ 28.4	$ 32.4

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

NATIONAL SEMICONDUCTOR CORPORATION

Date: July 23, 2007	/S/ BRIAN L. HALLA
Brian L. Halla
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 23rd day of July 2007.

Signature		Title
/S/	BRIAN L. HALLA Brian L. Halla	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
/S/	LEWIS CHEW Lewis Chew	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
/S/	JAMIE E. SAMATH Jamie E. Samath	Corporate Controller (Principal Accounting Officer)
/S/	STEVEN R. APPLETON * Steven R. Appleton	Director
/S/	GARY P. ARNOLD * Gary P. Arnold	Director
/S/	RICHARD J. DANZIG * Richard J. Danzig	Director
/S/	JOHN T. DICKSON * John T. Dickson	Director
/S/	ROBERT J. FRANKENBERG * Robert J. Frankenberg	Director
/S/	E. FLOYD KVAMME* E. Floyd Kvamme	Director
/S/	MODESTO A. MAIDIQUE * Modesto A. Maidique	Director
/S/	EDWARD R. McCRACKEN * Edward R. McCracken	Director

*By	\s\ LEWIS CHEW
Lewis Chew, Attorney-in-Fact

Consent of Independent Registered Public Accounting Firm

The Board of Directors

National Semiconductor Corporation:

We consent to the incorporation by reference in the registration statements (No. 333-143571) on Form S-3 and (Nos. 33-48943, 333-09957, 333-36733, 333-63614, 333-48424, 333-109348, 333-119963, 333-122652 and 333-129585) on Form S-8 of National Semiconductor Corporation of our reports dated July 23, 2007, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 27, 2007 and May 28, 2006, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 27, 2007 and the related financial statement schedule, management’s assessment of the effectiveness of Internal Control Over Financial Reporting as of May 27, 2007, and the effectiveness of Internal Control Over Financial Reporting as of May 27, 2007, which reports appear in the 2007 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report refers to National Semiconductor Corporation’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

KPMG LLP

Mountain View, California

July 23, 2007

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

3.2	By-Laws of the Company, as amended effective April 17, 2007 (incorporated by reference from the Exhibits to our Form 8-K dated April 17, 2007 filed April 18, 2007).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
4.2

Form of Indenture (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 333-143571 which became effective June 7, 2007). Form of Supplemental Indenture for Senior Floating Rate Notes due 2010; Form of Supplemental Indenture for 6.150% Senior Notes due 2012; Form of Supplemental Indenture for 6.60% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007 filed June 18, 2007).

4.3

Form of Global Note for Senior Floating Rate Notes due 2010; Form of Global Note for 6.150% Senior Notes due 2012; Form of Global Note for 6.600% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007 filed June 18, 2007).

10.1

Management Contract or Compensatory Plan or Arrangement: Executive Officer Incentive Plan as amended effective July 14, 2004 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004). Fiscal Year 2006 Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 8-K dated July 19, 2005 filed July 22, 2005). Executive Officer Incentive Plan Agreement (incorporated by reference from the Exhibits to our Form 8-K dated July 18, 2006 filed July 20, 2006). Executive Officer Incentive Plan – Lewis Chew (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2006 filed July 27, 2006.)

10.2

Management Contract or Compensatory Plan or Agreement: Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007 filed April 5, 2007).

10.3

Management Contract or Compensatory Plan or Agreement: Executive Officer Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the Executive Officer Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007 filed April 5, 2007).

10.4

Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended and restated effective August 13, 2005 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-129585 filed November 9, 2005).

10.5

Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005). Form of stock option agreement used for options granted under the Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004 filed January 6, 2005).

10.6

Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.7

Management Contract or Compensatory Plan or Arrangement: Preferred Life Insurance Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.8

Management Contract or Compensatory Plan or Arrangement: Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2006 filed July 27, 2006).

10.9

Management Contract or Compensatory Plan or Agreement: Executive Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.10

Management Contract or Compensatory Plan or Agreement: Executive Staff Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.11

Management Contract or Compensatory Plan or Agreement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004 filed August 11, 2004).

10.12

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

10.13

Equity Compensation Plan not approved by Stockholders: Restricted Stock Plan as amended effective July 18, 2007; Form of agreements used for grants of restricted stock, restricted stock units and performance based restricted stock units under the Restricted Stock Plan (form of agreements incorporated by reference from the Exhibits to our Form 8-K dated July 18, 2006 filed July 20, 2006).

10.14

Equity Compensation Plan not approved by Stockholders: 1997 Employees Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007 filed April 5, 2007).

10.15

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

10.16

Management Contract or Compensatory Plan or Arrangement: Executive Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.17

Management Contract or Compensatory Plan or Arrangement: Executive Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

10.18

Management Contract or Compensatory Plan or Arrangement: 2005 Executive Officer Equity Plan as amended effective February 26, 2007; Form of option grant agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007 filed
April 5, 2007); Form of performance share unit award agreement under 2005 Executive Officer Equity Plan (incorporated by reference from the Exhibits to our Form 8-K dated April 12, 2005 filed April 15, 2005).

10.19

Management Contract or Compensatory Plan or Arrangement: Director Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005 filed September 30, 2005).

10.20

Management Contract or Compensatory Plan or Arrangement: Executive Financial Counseling Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.21

Management Contract or Compensatory Plan or Arrangement: Corporate Aircraft Time Share Policy as amended July 21, 2006 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2006 filed July 27, 2006).

10.22

Master Confirmation (Accelerated Stock Buyback) dated June 7, 2007 between National Semiconductor Corporation and Goldman Sachs & Co. (incorporated by reference from the Exhibits to our Form 8-K/A dated June 7, 2007 filed June 12, 2007).

10.23

Master Confirmation (Collared Accelerated Stock Buyback) dated June 7, 2007 between National Semiconductor Corporation and Goldman Sachs & Co. (incorporated by reference from the Exhibits to our Form 8-K/A dated June 7, 2007 filed June 12, 2007).

10.24

Credit Agreement dated June 7, 2007 between National Semiconductor, various lenders thereto and Goldman Sachs Credit Partners L.P. (incorporated by reference from the Exhibits to our Form 8-K/A dated June 7, 2007 filed June 12, 2007).

10.25

Credit Agreement dated July 20, 2007 between various lenders, Goldman Sachs Credit Partners L.P. as Syndication Agent and Bank of America, N.A. as Administrative Agent (incorporated by reference from the Exhibits to our Form 8-K filed July 20, 2007).

14.1	Code of Ethics (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004, filed August 11, 2004).
21.1	List of Subsidiaries and Affiliates.
23.1	Consent of Independent Registered Public Accounting Firm (included in Part IV).
24.1	Power of Attorney.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

Exhibit 21.1

NATIONAL SEMICONDUCTOR CORPORATION

SUBSIDIARIES AND AFFILIATES OF THE REGISTRANT

The following table shows certain information with respect to our active subsidiaries and affiliates as of May 27, 2007, all of which are included in our consolidated financial statements.

SUBSIDIARIES AND AFFILIATES OF NATIONAL SEMICONDUCTOR CORPORATION
Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
Algorex Inc.	California		100%
DigitalQuake, Inc.	California		100%
innoCOMM Wireless	California		100%
Mediamatics, Inc.	California		100%
National Semiconductor International, Inc.	Delaware		100%
National Semiconductor (Maine), Inc.	Delaware		100%
National Semiconductor Malaysia LLC	Delaware		100%
Xignal Technologies, Inc.	Delaware		100%
ASIC II Limited	Hawaii		100%
National Semiconductor B.V. Corporation	Delaware		100%
National Semiconductor Estonia Ou	Estonia		100%
National Semiconductor Finland Oy	Finland		100%
National Semiconductor France S.A.R.L.	France		100%
National Semiconductor GmbH	Germany		100%
National Semiconductor Germany AG	Germany		100%
National Semiconductor (I.C.) Ltd.	Israel		100%
National Semiconductor S.r.l.	Italy		100%
National Semiconductor Aktiebolog	Sweden		100%
National Semiconductor Sweden Aktiebolog	Sweden		100%
National Semiconductor (U.K.) Ltd.	Great Britain	Denmark, Belgium Finland, Spain, Netherlands	100%
National Semiconductor (U.K.) Holdings Ltd.	Great Britain		100%
National Semiconductor (U.K.) Pension Trust Company Ltd.	Great Britain		100%
National Semiconductor Benelux B.V.	Netherlands		100%
National Semiconductor B.V.	Netherlands		100%
National Semiconductor International B.V.	Netherlands		100%
Natsem India Designs Pvt. Ltd.	India		100%
National Semiconductor Australia Pty.Ltd.	Australia		100%
National Semiconductor Hong Kong Limited	Hong Kong		100%
National Semiconductor (Far East) Limited	Hong Kong	Taiwan	100%
National Semiconductor Hong Kong Sales Limited	Hong Kong		100%
National Semiconductor Services Limited	Hong Kong		100%
National Semiconductor Manufacturing Hong Kong Limited	Hong Kong		100%
National Semiconductor International Hong Kong Limited	Hong Kong		100%
National Semiconductor Manufacturing China Trust	Hong Kong		100%
National Semiconductor Japan Ltd.	Japan		100%
National Semiconductor Korea Limited	Korea		100%
National Semiconductor Labuan Ltd.	Malaysia		100%
National Semiconductor SDN. BHD.	Malaysia		100%
National Semiconductor Technology SDN. BHD.	Malaysia		100%

Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
National Semiconductor Services Malaysia SDN BHD	Malaysia		100%
National Semiconductor Holding SDN BHD	Malaysia		100%
National Semiconductor Pte. Ltd.	Singapore		100%
National Semiconductor Asia Pacific Pte. Ltd.	Singapore		100%
National Semiconductor Manufacturer Singapore Pte. Ltd.	Singapore		100%
National Semiconductor Shanghai Limited	People’s Republic of China		100%
National Semiconductor Management Shanghai Ltd.	People’s Republic of China		100%
National Semiconductor (Suzhou) Ltd.	People’s Republic of China		100%
National Semiconductor Canada, Inc.	Canada		100%
National Semicondutores do Brasil Ltda.	Brazil		100%
National Semicondutores da America do Sul Ltd.	Brazil		100%
Electronica NSC de Mexico, S.A. de C.V.	Mexico		100%
National Semiconductor Investments, Ltd.	British Virgin Islands		100%
National Semiconductor Investments II, Ltd	British Virgin Islands		100%

Exhibit 31.1

CERTIFICATION

I, Brian L. Halla, certify that:

1.	I have reviewed this annual report on Form 10-K of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2007	\s\ Brian L. Halla
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 23, 2007	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 27, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer for the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 23, 2007	\s\ Brian L. Halla
Brian L. Halla
Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 27, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer for the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 23, 2007	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer