Form 10-Q
period 2007-08-26
NATIONAL SEMICONDUCTOR CORP
filed 2007-10-02
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 26, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification Number)
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

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at August 26, 2007
Common stock, par value $0.50 per share	264,007,131

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 26, 2007	Aug. 27, 2006
	(Unaudited)
Net sales	$471.5	$541.4
Cost of sales	174.6	207.1
Gross margin	296.9	334.3

Research and development	93.8	88.8
Selling, general and administrative	75.5	78.6
Severance and restructuring (recovery) expenses	(1.5)	2.7
Gain on sale of manufacturing plant assets	(3.1)	-
Other operating income, net	-	(1.3)
Operating expenses	164.7	168.8

Operating income	132.2	165.5
Interest income	11.2	11.0
Interest expense	(19.6)	(0.5)
Other non-operating expense, net	(1.1)	(0.1)

Income before taxes	122.7	175.9
Income tax expense	37.1	55.8
Net income	$85.6	$120.1

Earnings per share:
Basic	$0.32	$0.36
Diluted	$0.30	$0.35

Weighted-average common and potential common shares outstanding:
Basic	270.1	329.5
Diluted	283.9	343.7

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Aug. 26, 2007	May 27, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$961.8	$828.6
Receivables, less allowances of $27.9 in fiscal 2008 and $32.4 in fiscal 2007	175.9	150.6
Inventories	165.5	176.0
Deferred tax assets	100.9	73.2
Other current assets	65.6	62.1
Total current assets	1,469.7	1,290.5

Property, plant and equipment, net	575.0	583.5
Goodwill	63.6	63.6
Deferred tax assets, net	219.0	194.4
Other assets	82.1	69.9
Total assets	$2,409.4	$2,201.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$-
Accounts payable	58.1	59.9
Accrued expenses	136.8	122.7
Income taxes payable	5.0	117.4
Total current liabilities	262.4	300.0

Long-term debt	1,457.1	20.6
Long-term income taxes payable	151.0	-
Other non-current liabilities	98.5	132.5
Total liabilities	1,969.0	453.1

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
264,007,131 in fiscal 2008 and 310,292,624 in fiscal 2007	132.0	155.1
Retained earnings	400.7	1,685.7
Accumulated other comprehensive loss	(92.3)	(92.0)
Total shareholders’ equity	440.4	1,748.8
Total liabilities and shareholders’ equity	$2,409.4	$2,201.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006
Cash flows from operating activities:	(Unaudited)
Net income	$85.6	$120.1
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	32.6	37.5
Share-based compensation	20.0	23.9
Excess tax benefit from share-based payment arrangements	(11.5)	(1.4)
Tax benefit associated with stock options	20.1	2.9
Loss on investments	1.1	0.1
Loss on disposal of equipment	2.8	0.6
Gain on sale of manufacturing plant assets	(3.1)	-
Other, net	(0.8)	0.7
Changes in certain assets and liabilities, net:
Receivables	(25.3)	13.2
Inventories	10.6	(3.0)
Other current assets	(11.0)	(6.2)
Accounts payable and accrued expenses	7.2	(81.3)
Current and deferred income taxes	23.4	26.2
Other non-current liabilities	(26.2)	(0.1)
Net cash provided by operating activities	125.5	133.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(23.9)	(40.9)
Proceeds from sale of property, plant, and equipment	13.0	-
Sale and maturity of available-for-sale securities	-	110.8
Funding of benefit plan	(3.4)	(6.6)
Other, net	0.4	0.8
Net cash (used in) provided by investing activities	(13.9)	64.1
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	992.9	-
Proceeds from bank borrowings, net of issuance costs	1,996.5	-
Repayment of bank borrowing	(1,500.0)	-
Payment on software license obligations	(8.4)	(8.4)
Excess tax benefit from share-based payment arrangements	11.5	1.4
Minimum tax withholding paid on behalf of employees for net share settlements	(13.9)	-
Issuance of common stock	53.8	12.8
Purchase and retirement of treasury stock	(1,500.0)	(285.0)
Cash dividends declared and paid	(10.8)	(10.0)
Net cash provided by (used in) financing activities	21.6	(289.2)
Net change in cash and cash equivalents	133.2	(91.9)
Cash and cash equivalents at beginning of period	828.6	932.2
Cash and cash equivalents at end of period	$961.8	$840.3
See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance analog and mixed-signal solutions. We look to create analog intensive solutions that provide more energy efficiency, portability, better audio, sharper images and higher performance in electronic systems.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 27, 2007.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Numerator:
Net income	$85.6	$120.1

Denominator:
Weighted-average common shares outstanding used for basic earnings per share	270.1	329.5

Effect of dilutive securities:
Stock options and restricted stock	13.8	14.2

Weighted-average common and potential common shares outstanding used for
diluted earnings per share	283.9	343.7

For the first three months of fiscal 2008, we did not include options outstanding to purchase 20.5 million shares of common stock with a weighted-average per share exercise price of $27.16 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. However, these shares could potentially dilute earnings per share in the future. For the first three months of fiscal 2007, we did not include options outstanding to purchase 19.5 million shares of common stock with a weighted-average per share exercise price of $26.63 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter.

Share-based Compensation

Share-based compensation expense included in operating results for the first quarter of fiscal 2008 and 2007 is presented in the following table:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 26, 2007	Aug. 27, 2006

Cost of sales:
Gross compensation	$5.0	$5.8
Capitalized in inventory during the period	(4.0)	(4.4)
Realized from inventory during the period	3.9	1.1
	4.9	2.5
Research and development	7.0	7.5
Selling, general and administrative	8.1	13.9
Total share-based compensation included in income before taxes	20.0	23.9
Income tax benefit	(6.0)	(9.7)

Total share-based compensation, net of tax, included in net income	$14.0	$14.2

Share-based compensation effects on earnings per share:
Basic	$0.05	$0.04
Diluted	$0.05	$0.04

Share-based compensation capitalized in inventory	$2.4	$3.3

Total share-based compensation	$20.1	$27.2

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended
	Aug. 26, 2007	Aug. 27, 2006
Stock Option Plans
Expected life (in years)	4.1	4.1
Expected volatility	32%	38%
Risk-free interest rate	4.9%	5.1%
Dividend yield	0.5%	0.5%

Stock Purchase Plans
Expected life (in years)	N/A	0.6
Expected volatility	N/A	37%
Risk-free interest rate	N/A	4.8%
Dividend yield	N/A	0.5%

The expected life is based on the simplified method specified by U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 since the vesting term and contractual life of current option grants differ from historical grants. The expected volatility is based on implied volatility and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant. The traded options selected for our measurement are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The risk-free interest rate is based upon interest rates that match the terms of our employee stock option and stock purchase plans. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during the first quarter of fiscal 2008 and 2007 was $9.00 and $8.50 per share, respectively. Since the stock purchase plan now only makes grants of purchase rights twice a year, there were no rights granted under the stock purchase plan in the first quarter of fiscal 2008. The weighted-average fair value of rights granted under the stock purchase plan was $6.64 per share for the first quarter of fiscal 2007.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Aug. 26, 2007	May 27, 2007
Receivable allowances:
Doubtful accounts	$1.3	$1.2
Returns and allowances	26.6	31.2
Total receivable allowances	$27.9	$32.4

Inventories:
Raw materials	$15.4	$17.1
Work in process	102.6	109.5
Finished goods	47.5	49.4
Total inventories	$165.5	$176.0

Property, plant and equipment:
Total property, plant and equipment	$2,684.1	$2,719.9
Less accumulated depreciation and amortization	(2,109.1)	(2,136.4)
Property, plant and equipment, net	$575.0	$583.5

Other Assets:
Deposits	$7.9	$7.9
Debt issuance costs	10.4	-
Deferred compensation plan assets	56.6	54.3
Other	7.2	7.7
Total other assets	$82.1	$69.9

Accrued expenses:
Payroll and employee related	$67.4	$76.6
Accrued interest payable	15.0	0.1
Litigation accruals	3.2	3.2
Other	51.2	42.8
Total accrued expenses	$136.8	$122.7

(In Millions)	Aug. 26, 2007	May 27, 2007
Other non-current liabilities:
Accrued pension cost	$25.5	$50.1
Deferred compensation plan liability	56.6	54.3
Other	16.4	28.1
Total other non-current liabilities	$98.5	$132.5
Accumulated other comprehensive loss:
Unrealized gain on investments	$-	$(0.1)
Defined benefit pension plans	(92.3)	(91.9)
Total accumulated other comprehensive loss	$(92.3)	$(92.0)

Condensed consolidated statements of income:

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006
Other operating income, net:
Net intellectual property income	$-	$(0.6)
Other	-	(0.7)
Total other operating income, net	$-	$(1.3)

Other non-operating expense, net:
Trading securities:
Change in net unrealized holding gains and losses	$(1.1)	$(0.1)
Total other non-operating expense, net	$(1.1)	$(0.1)

Note 3. Statement of Cash Flow Information

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$4.4	$0.5
Income taxes	$14.4	$28.6

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$14.0	$0.1
Change in unrealized gain on available-for-sale-securities	$-	$0.5

Note 4. Cost Reduction and Restructuring Programs

During the first quarter of fiscal 2008, we entered into an agreement with the landlord of a facility we vacated as part of a cost reduction action that occurred in fiscal 2004. The agreement terminates and settles the remaining obligations under the lease agreement for $4.2 million. As a result, we recorded a $1.5 million recovery for the release of the residual accrued balance of the lease obligation. The following table provides further detail of amounts reported as severance and restructuring (recovery) expenses on the condensed consolidated income statement for the first quarter of fiscal 2008:

(In Millions)	Analog Segment	All Others	Total

Release of reserves:
Other exit-related costs	$-	$(1.5)	$(1.5)
Total severance and restructuring recovery	$-	$(1.5)	$(1.5)

After completing the closure of our assembly and test plant in Singapore in early fiscal 2007, we actively engaged in a program to locate a buyer for the facility. In June 2007, we completed the sale of the Singapore facility and its residual equipment for $12.0 million to an unrelated third party. The carrying value of the assets sold was $7.6 million. As a result, we recorded a gain of $3.1 million in the first quarter of fiscal 2008 after determining the final costs of the transaction. These assets were a part of our manufacturing operation, which is not considered an operating segment under SFAS No. 131, but is a corporate group included in the category described as “All Others.”

The following table provides a summary of the activities for the three months ended August 26, 2007 related to our cost reduction and restructuring actions included in accrued expenses:

	Cost Reduction Actions In Prior Years
(In Millions)	Severance	Other Exit- Related Costs	Total

Balance at May 27, 2007	$0.5	$6.2	$6.7
Release of previous restructuring-related charge	-	(1.5)	(1.5)
Cash payments	(0.3)	(4.4)	(4.7)
Balance at August 26, 2007	$0.2	$0.3	$0.5

We paid $4.7 million during the first quarter of fiscal 2008, primarily for other exit-related costs for payments under lease obligations associated with actions taken in prior years, including the settlement of the lease obligation discussed above. As of August 26, 2007, all of the accrued balance was classified as current.

Note 5. Debt

Debt at August 26, 2007 consisted of the following:

(In Millions)

Bank term floating rate loan at 5.86%	$500.0
Senior notes due 2017 at 6.60%	375.0
Senior notes due 2012 at 6.15%	375.0
Senior floating rate notes due 2010 at 5.61%	250.0
Other	19.6
Total debt	1,519.6
Less current portion of long-term debt	62.5
Long-term debt	$1,457.1

In June 2007 we entered into an unsecured bridge credit facility with an affiliate of Goldman, Sachs & Co. (“Goldman Sachs”) for $1.5 billion which was used to finance the accelerated stock repurchase program announced in June 2007 (see Note 8 to the Condensed Consolidated Financial Statements). Interest on the bridge loan was paid weekly at 0.5 percent over the one-week London Interbank Offered Rate, or LIBOR. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured credit facility with a consortium of banks funded in July 2007.

The offering of unsecured notes included $250.0 million aggregate principal amount of senior floating rate notes due June 2010, $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million in aggregate principal amount of 6.60 percent senior notes due June 2017. The senior floating rate notes bear interest at 0.25 percent over the three-month LIBOR, with the interest reset and payable quarterly, and are redeemable by us beginning 18 months after issuance. Interest on the senior fixed rate notes is payable semi-annually and the notes are redeemable by us at any time.

The $500.0 million bank term loan funded under the unsecured credit facility with a consortium of banks matures June 2012 and bears interest at 0.5 percent over the three-month LIBOR (reset quarterly) with principal and interest payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios. As of August 26, 2007, we were in full compliance with all covenants.

The aggregate annual maturities of long-term debt at August 26, 2007 are presented in the following table:

(In Millions)
Fiscal year:
Remainder of 2008	$46.9
2009	62.5
2010	62.5
2011	332.0
2012	203.1
2013	437.6
2014 & thereafter	375.0
$1,519.6

The estimated fair value of long-term debt was $1,519.6 at August 26, 2007.

Note 6. Income Taxes

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Recognition of a tax position is determined when it is more-likely-than-not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority.

We adopted FIN 48 effective at the beginning of fiscal 2008. As a result, the cumulative effect of applying FIN 48 was a $37.1 million increase to retained earnings at the beginning of fiscal 2008. Historically, we have classified unrecognized tax benefits as current income taxes payable. Under FIN 48, we now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year. The amount of unrecognized tax benefits at the beginning of fiscal 2008 was $139.1 million and is reported in long-term income taxes payable. Of this amount, $137.0 million relates to unrecognized tax benefits that, if recognized, would affect our effective tax rate and the remaining $2.1 million would affect goodwill. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate.

We also include interest and penalties related to unrecognized tax benefits as a component of income tax expense. The gross amount of interest and penalties accrued as of the beginning of fiscal 2008 was $11.5 million.

We are required to file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and many foreign jurisdictions. A number of years may elapse before an uncertain tax position is audited and ultimately resolved. While it is often difficult to predict the final outcome or the exact timing of resolution for any particular uncertain tax position, we believe that the amounts of unrecognized tax benefits we have accrued reflect our best estimate. We adjust these amounts, as well as the related interest and penalties, as actual facts and circumstances change. Upon resolution of an uncertain tax position, we record an adjustment to income taxes in the same period.

The Internal Revenue Service has completed its examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003, issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Through that process, the Appeals Office of the IRS issued a notice of deficiency seeking additional taxes of approximately $14.7 million (exclusive of interest). We have subsequently reached a settlement in principle with the IRS. The settlement is not finalized, as it requires approval from the Congressional Joint Committee on taxation, which is still pending. Once finalized, our tax returns for fiscal years 2001 and 2002, and 2004 through 2007 remain subject to examination by the IRS. Several state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005. With a few exceptions, tax returns for fiscal years 1998 and after remain subject to examination by state tax authorities. With respect to foreign jurisdictions, our tax returns for fiscal years 2000 and after remain subject to examination.

Based on the outcome of the ongoing IRS appeals process as discussed above and when statutes of limitations expire for specific taxing jurisdictions, no material changes to uncertain tax benefits are expected in the next twelve months.

Note 7. Defined Pension and Retirement Plans

Net periodic pension costs for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Service cost of benefits earned during the period	$1.5	$1.5
Plan participant contributions	(0.3)	(0.3)
Interest cost on projected benefit obligation	4.6	4.1
Expected return on plan assets	(5.6)	(4.2)
Net amortization and deferral	1.6	1.6
Net periodic pension cost	$1.8	$2.7

Total contributions paid to these plans were $27.0 million in the first quarter of fiscal 2008 compared to $0.9 million in the first quarter of fiscal 2007. Included in the fiscal 2008 contributions is the funding of $26.2 million in July 2007 to establish plan assets under a security trust agreement for the defined benefit pension plan maintained in Germany. We currently expect our total fiscal 2008 contribution to these plans to be approximately $34 million.

In August 2007, the defined benefit pension plan that was maintained in Japan was terminated in full and replaced by a defined contribution plan. As a result, we incurred a total charge of $0.2 million for the curtailment and settlement of the defined benefit pension plan in the first quarter of fiscal 2008.

Note 8. Shareholders’ Equity

Stock Repurchase Program

In June 2007, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We conducted the accelerated stock repurchase program under agreements entered into with Goldman Sachs. Under one of the agreements, we were to repurchase from Goldman Sachs, for $1.0 billion, a number of shares of our common stock determined by the volume-weighted average price of the stock during a 5 to 12 month period, subject to provisions establishing minimum and maximum numbers of shares. Under another agreement, we were to repurchase shares of our common stock from Goldman Sachs immediately for an initial amount of $500 million. Goldman Sachs was to purchase an equivalent number of shares of our common stock in the open market over the next 5 to 12 months, and at the end of that period, the initial price was to be adjusted up or down based on the volume-weighted average price during the same period. The price adjustment may be settled by us, at our option, in cash or shares of our common stock.

During the first quarter of fiscal 2008, we commenced the $1.5 billion accelerated stock repurchase program under these agreements with Goldman Sachs. Under this program, we received a total of 50.8 million shares of our common stock in the first quarter of fiscal 2008 and we expect to receive a final delivery of up to approximately 6 million additional shares no later than June 2008.

The following table provides a summary of the activity under our approved stock repurchase programs and related amounts remaining that are available for future common stock repurchases:

	Stock Repurchase Programs
	June	Accelerated	March
(In Millions)	2007	Stock Repurchase	2007	Total
Balance at May 27, 2007:	$-	$-	$379.3	$379.3
Approval of new program	500.0	1,500.0	-	2,000.0
Common stock repurchases	-	(1,500.0)	-	(1,500.0)
Balance at August 26, 2007	$500.0	$-	$379.3	$879.3

There is no expiration date for any of the repurchase programs. During the period after the end of the first quarter of fiscal 2008 through September 28, 2007, we repurchased a total of 4.5 million shares in the open market for $118.4 million. These repurchases were made under the stock repurchase program announced in March 2007.

Dividends

On September 6, 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock to be paid on October 9, 2007 to shareholders of record at the close of business on September 17, 2007. Our Board of Directors declared another cash dividend on September 27, 2007 of $0.06 per outstanding share of common stock, to be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007. These dividends will be recorded in the second quarter of fiscal 2008. We paid cash dividends of $10.8 million ($0.04 per outstanding share of common stock) in the first quarter of fiscal 2008. In the first quarter of fiscal 2007, we paid cash dividends of $10.0 million ($0.03 per outstanding share of common stock).

Note 9. Share-Based Compensation Plans

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan, under which new options can no longer be granted) during the first quarter of fiscal 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 27, 2007	55.2	$18.29
Granted	5.5	$28.79
Exercised	(4.0)	$13.37
Forfeited	(0.1)	$23.74
Expired	(0.1)	$29.84
Outstanding at August 26, 2007	56.5	$19.63

The total intrinsic value of options exercised in the first quarter of fiscal 2008 and 2007 was $59.3 million and $7.4 million, respectively. Total unrecognized compensation cost related to stock option grants not yet recognized as of August 26, 2007 was $118.9 million, which is expected to be recognized over a weighted-average period of 2.9 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at August 26, 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	55.5	$19.51	$ 445.7	3.7

Currently exercisable	42.4	$17.80	$ 412.2	3.4

Other Stock Plans

The following table provides a summary of activity during the first quarter of fiscal 2008 for non-vested shares and units granted under the restricted stock plan (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 27, 2007	450.7	$22.62
Granted/Issued	29.0	$27.05
Vested	(22.5)	$21.07
Outstanding at August 26, 2007	457.2	$22.98

The total fair value of shares vested in the first quarter of fiscal 2008 and 2007 was $0.6 million and $1.0 million, respectively. Total unrecognized compensation cost related to non-vested shares granted under the restricted stock plan as of August 26, 2007 was $6.2 million, which is expected to be recognized over a weighted-average period of 3.7 years.

Under the 2005 Executive Officer Plan, options for 500.0 thousand shares of common stock were granted to executive officers in July 2007; these options are included in the amounts presented in the table above that summarizes stock option activity. We also issued 1.0 million shares of common stock in payment of performance share units under the plan upon the completion of the first performance period that was measured in July 2007. Targets for a third performance period were established in the first quarter of fiscal 2008 and will be measured after the end of fiscal 2009. Total unrecognized compensation cost related to performance share units not yet vested as of August 26, 2007 was $12.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 10. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended August 26, 2007:
Sales to unaffiliated customers	$447.7	$23.8	$471.5

Segment income before taxes	$127.0	$(4.3)	$122.7

Three months ended August 27, 2006:
Sales to unaffiliated customers	$467.3	$74.1	$541.4

Segment income before taxes	$163.7	$12.2	$175.9

Note 11. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2008.

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

Tax Matters

The IRS has completed its examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003, issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Through that process, the Appeals Office of the IRS issued a notice of deficiency seeking additional taxes of approximately $14.7 million (exclusive of interest). We have subsequently reached a settlement in principle with the IRS. The settlement is not finalized, as it requires approval from the Congressional Joint Committee on taxation, which is still pending. We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements. For more information on our tax audits, see Note 6 to the Condensed Consolidated Financial Statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A and Quarterly Report on Form 10-Q contain a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q “Item 1A: Risk Factors” and business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisition of and investments in other companies, and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance analog and mixed-signal solutions. We are focused on the following:

•	continuing to build our portfolio of high-performance, analog-intensive solutions that enable customers to effectively differentiate their products;
•	targeting our investments on high-growth and high-return markets, particularly by leveraging our strengths in creating energy efficient circuits and solutions;
•	increasing our rate of growth in areas where we have been historically under-represented, such as data converters and precision amplifiers;
•	using our proprietary technologies to create and maintain high barriers to entry for our solutions;
•	strengthening and deepening our relationships with customers; and
•	delivering superior returns on invested capital to our shareholders.

A large portion of our sales came from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, sharper images and higher performance in electronic systems. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 95 percent of our sales in the first quarter of fiscal 2008 was generated from analog-based products, compared to approximately 86 percent in the first quarter of fiscal 2007. For more information on our business, see Part I, Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 57 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2008, compared to approximately 53 percent in the first quarter of fiscal 2007. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $0.8 million in the first quarter of fiscal 2008 and $0.5 million in the first quarter of fiscal 2007.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.5 million in the first quarter of fiscal 2008 and $0.9 million in the first quarter of fiscal 2007. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

2.	Valuation of Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is net of any reductions we have recorded to reflect the difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is used as a measure of market for purposes of evaluating lower-of-cost-or-market and is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of August 26, 2007 our reporting units with goodwill include our advanced power, ISP, portable core, high voltage, interface, displays, data conversion and non-audio amplifier business units, which are operating segments within our Analog reportable segment, and our device connectivity business unit, which is an operating segment included in the category described as “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by the FASB will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

5.	Share-Based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model and the fair value of awards for our restricted stock plans is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimate of these key assumptions involves judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by SEC’s Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

Overview

We continue to focus on analog product areas, particularly in the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In the first quarter of fiscal 2008, approximately 95 percent of our total sales came from our Analog segment, compared to 86 percent in the first quarter of fiscal 2007. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, as well as our packaging and analog process technology, and our comprehensive manufacturing supply and logistics network.

Although sales were lower in the first quarter of fiscal 2008 compared to sales in the first quarter of fiscal 2007, we achieved a higher gross margin percentage in the first quarter of fiscal 2008 than in the same quarter in fiscal 2007. The increase in gross margin percentage is attributable to ongoing improvement in our sales mix of higher-value analog products, as well as improvements in manufacturing execution and efficiencies relative to the level of factory utilization. We continue to focus our research and development investments on high-value growth areas in analog markets and applications.

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

We continued our stock repurchase activity in the first quarter of fiscal 2008 with the approval by our Board of Directors in early June of (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007.

                 The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. During the first quarter of fiscal 2008, we commenced the $1.5 billion accelerated stock repurchase program under agreements with Goldman Sachs. Under this program, we received a total of 50.8 million shares of our common stock in the first quarter of fiscal 2008 and we expect to receive a final delivery of up to approximately 6 million additional shares no later than June 2008. See Note 8 to the Condensed Consolidated Financial Statements for a more complete discussion of these agreements. Beyond the accelerated stock repurchase program, as of August 26, 2007, we had $879.3 million remaining available for future common stock repurchases under each of the $500 million programs announced in March 2007 and June 2007.

We also entered into a $1.5 billion unsecured bridge credit facility with an affiliate of Goldman Sachs in June 2007 and used the funds to finance the accelerated stock repurchase. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured credit facility with a consortium of banks funded in July 2007. See Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion of the senior unsecured notes and the credit facilities.

We also continued with the dividend program in the first quarter of fiscal 2008, as we paid a total of $10.8 million in cash dividends during the quarter. In September 2007, the Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock, to be paid on October 9, 2007 to shareholders of record at the close of business on September 17, 2007 and another cash dividend of $0.06 per outstanding share of common stock, to be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007.

The following table and discussion provide an overview of our operating results for the first quarter of fiscal 2008 and 2007:

	Three Months Ended
(In Millions)	Aug. 26, 2007	% Change		Aug. 27, 2006

Net sales	$471.5	(12.9%	)	$541.4
Gross margin	$296.9			$334.3
As a % of net sales	63.0%			61.7%
Operating income	$132.2			$165.5
As a % of net sales	28.0%			30.6%
Net income	$85.6			$120.1
As a % of net sales	18.2%			22.2%

Net income for the first quarter of fiscal 2008 includes a gain of $3.1 million from the sale of the Singapore plant assets and a recovery of $1.5 million arising from the release of a restructuring-related accrual (see Note 4 to the Condensed Consolidated Financial Statements). Net income for the first quarter of fiscal 2007 included a charge of $2.7 million related to severance for a workforce reduction at our Texas manufacturing facility and other operating income of $1.3 million (see Note 2 to the Condensed Consolidated Financial Statements). All of the charges and credits described above are pretax amounts.

Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Our operating results include the recognition of share-based compensation expense, which totaled $20.0 million in the first quarter of fiscal 2008 and $23.9 million in the first quarter of fiscal 2007. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. See Note 1 and Note 9 to the Condensed Consolidated Financial Statements for additional discussion of our share-based compensation plans and the effect of share-based compensation expense for the first quarter of fiscal 2008 and 2007.

Net Sales

	Three Months Ended
(In Millions)	Aug. 26, 2007	% Change		Aug. 27, 2006

Analog segment	$447.7	(4.2%	)	$467.3
As a % of net sales	95.0%			86.3%
All others	$23.8	(67.9%	)	$74.1
As a % of net sales	5.0%			13.7%
Total net sales	$471.5			$541.4
	100.0%			100.0%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 27, 2007.

Analog segment sales in the first quarter of fiscal 2008 were lower than sales in the first quarter of fiscal 2007 due to lower shipments to distributors and lower overall demand from customers. Unit shipments in our Analog segment decreased 8 percent in the first quarter of fiscal 2008 from the volume shipped in the first quarter of fiscal 2007, while blended-average selling prices increased 4 percent in the same time periods, driven mainly by improved sales mix from higher-value analog products.

Within the Analog segment, sales from our amplifiers business units (including audio amplifier products) grew 6 percent in the first quarter of fiscal 2008 over sales in the first quarter of fiscal 2007, which was offset by decreases in sales in the same time periods of 27 percent from the interface business unit, 18 percent from the data conversion business unit and 5 percent from our power management business units.

For other operating business units included in the category described as “All Others,” the decrease in sales in the first quarter of fiscal 2008 compared to the first quarter in fiscal 2007 was primarily due to a decline in foundry sales related to businesses that had been previously sold.

Gross Margin

	Three Months Ended
(In Millions)	Aug. 26, 2007	% Change		Aug. 27, 2006

Net Sales	$471.5	(12.9%	)	$541.4
Cost of sales	174.6	(15.7%	)	207.1
Gross margin	$296.9			$334.3
As a % of net sales	63.0%			61.7%

We achieved a higher gross margin percentage in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 despite a decline in net sales and factory utilization. The higher gross margin percentage was largely due to an improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in the first quarter of fiscal 2008 were higher compared to the first quarter of fiscal 2007. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature and can generate higher margins than products that are less proprietary or are multi-sourced. The overall improvement in sales mix was aided by the reduction in foundry sales, which carried much lower gross margins than the company average. Gross margin percentage in the first quarter of fiscal 2008 compared to the first quarter 2007 also benefited from improvements in manufacturing efficiencies and execution relative to the level of factory utilization. Included in gross margin for the first quarter of fiscal 2008 was $4.9 million of share-based compensation expenses compared to $2.5 million in the first quarter of fiscal 2007.

Research and Development

	Three Months Ended
(In Millions)	Aug. 26, 2007	% Change	Aug. 27, 2006

Research and development	$93.8	5.6%	$88.8
As a % of net sales	19.9%		16.4%

The increase in research and development expenses in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 reflects higher spending associated with the acquisition of Xignal Technologies AG in January 2007, as well as some higher payroll and employee benefit expenses. Stock-based compensation expense included in R&D expense was $7.0 million in the first quarter of fiscal 2008 compared to $7.5 million in the first quarter of fiscal 2007. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During the first quarter of fiscal 2008, research and development spending in the Analog segment was 12 percent higher compared to the first quarter of fiscal 2007. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended
(In Millions)	Aug. 26, 2007	% Change		Aug. 27, 2006

Selling, general and administrative	$75.5	(3.9%	)	$78.6
As a % of net sales	16.0%			14.5%

The decrease in selling, general and administrative expenses in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was mostly due to the decrease in share-based compensation expense included in SG&A expenses of $8.1 million in the first quarter of fiscal 2008 compared to $13.9 million in the first quarter of fiscal 2007. This decrease more than offset some higher payroll and employee benefit expenses in fiscal 2008 over fiscal 2007. We continue to manage our cost structure in line with our overall business model objectives, as well as current business conditions.

Interest Income

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Interest income	$11.2	$11.0

The increase in interest income for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is due to slightly higher interest rates since average cash balances were lower over the same time periods.

Interest Expense

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Interest expense	$(19.6)	$(0.5)

The increase in interest expense in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 is due to substantially higher debt balances related to the new debt transactions completed in the first quarter of fiscal 2008 (see Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion). Since the interest rates on some of the new debt transactions are floating, changes in interest rates, including interest rate increases made in September 2007, will affect future interest expense.

Other Non-Operating Expense, Net

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Loss on investments	$(1.1	$(0.1)
Total other non-operating expense, net	$(1.1)	$(0.1)

The components of other non-operating expense, net are primarily derived from activities related to our investments. The loss on investments in the first quarter of fiscal 2008 and 2007 reflects the change in unrealized holding gains and losses from trading securities.

Income Tax Expense

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Income tax expense	$37.1	$55.8
Effective tax rate	30.2%	31.7%

The effective tax rate was lower for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 due to various discrete tax benefits recognized during the quarter that arose primarily from the resolution of a foreign tax inquiry and the expiration of a foreign tax statute of limitation.

Financial Market Risks

Since a portion of our long-term debt has floating interest rates, an increase in interest rates increases our interest expense and likewise, a decrease in interest rates decreases our interest expense. At our current debt levels, a change in the LIBOR of one percentage point would result in a corresponding change in our interest expense of up to approximately $7.5 million annually.

Liquidity and Capital Resources

	Three Months Ended
(In Millions)	Aug. 26, 2007	Aug. 27, 2006

Net cash provided by operating activities	$125.5	$133.2
Net cash (used in) provided by investing activities	(13.9)	64.1
Net cash provided by (used in) financing activities	21.6	(289.2)
Net change in cash and cash equivalents	$133.2	$(91.9)

The primary factors contributing to the changes in cash and cash equivalents in the first quarter of fiscal 2008 and 2007 are described below:

During the first quarter of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by the negative impact from changes in working capital components caused by a decrease in other non-current liabilities primarily due to a contribution we made to one of our defined benefit pension plans combined with increases in receivables and other current assets. A decrease in inventories combined with increases in current and deferred income taxes, and increases in accounts payable and accrued expenses primarily due to the accrual of interest arising from the long-term debt partially offset the negative impact from changes in working capital components. In the first quarter of fiscal 2007, cash generated from net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) was partially offset by the negative impact from changes in working capital components.

The primary use of cash for investing activities in the first quarter of fiscal 2008 was the purchase of property, plant and equipment of $23.9 million, mainly representing the purchase of machinery and equipment, which was offset by proceeds from the sale of property, plant and equipment of $13.0 million. The primary source of cash generated from investing activities in the first quarter of fiscal 2007 came from the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $40.9 million, primarily for the purchase of machinery and equipment.

The primary source of cash generated from financing activities in the first quarter of fiscal 2008 came from proceeds of $1,489.4 million (net of issuance costs) from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering in June and a $500.0 million unsecured credit facility with a consortium of banks funded in July 2007. Cash proceeds also included $53.8 million from the issuance of common stock under employee benefits plans. These amounts were offset by the repurchase of 50.8 million shares of our common stock from the $1.5 billion accelerated share repurchase program, as well as the payments of $13.9 million related to tax withholdings paid on behalf of employees for net share settlements and $10.8 million for cash dividends. In connection with the accelerated stock repurchase program, financing activities in the first quarter of fiscal 2008 also reflect the funds received from a $1.5 billion unsecured bridge credit facility that was used to finance the accelerated stock repurchase, but was later fully repaid after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks. The primary use of cash for financing activities in the first quarter of fiscal 2007 was for the repurchase of 12.4 million shares of our common stock in the open market for $285.0 million, and payments of $10.0 million for cash dividends and $8.4 million on software license obligations. These amounts were partially offset by proceeds of $12.8 million from the issuance of common stock under employee benefit plans.

On September 6, 2007 our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock which will be paid on October 9, 2007 to shareholders of record at the close of business on September 17, 2007. Our Board of Directors declared another cash dividend on September 27, 2007 of $0.06 per outstanding share of common stock, to be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007.

We foresee continuing cash outlays for plant and equipment in fiscal 2008, with our primary focus on analog capabilities at our existing sites. As a result, we expect our fiscal 2008 capital expenditures to be slightly higher than the fiscal 2007 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2008, as well as the declared dividend, the stock repurchase program and interest payments due on long-term debt.

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

Recently Issued Accounting Pronouncements

In June 2007, the Financial Accounting Standards Board ratified Emerging Issues Task Force Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for service that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in our fiscal 2009. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 7-3 is not expected to have a significant effect on our consolidated financial statements.

Outlook

Despite lower sales in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007, we have experienced sequential quarterly growth in sales for each of the last two quarters as business conditions have improved. We also saw improvement in new orders in the first quarter of fiscal 2008, which were 6 percent higher than in the preceding fourth quarter of fiscal 2007. The growth in new orders came primarily from our OEM customers, reflecting positive impact from our new products, as they begin to ramp production activity in preparation for the upcoming holiday season.

Turns orders, which are orders received with delivery requested in the same quarter, were higher in the first quarter of fiscal 2008 compared to the fourth quarter of fiscal 2007 and also contributed to the overall increase in new orders for the quarter. Although this is not a typical summer trend, it is consistent with the low inventory levels that existed in the distribution channel at the beginning of the quarter and corresponds with the relatively short manufacturing lead times we had held for the last several quarters. Since distributor inventory levels by the end of the summer quarter were down again, we expect turns orders from our distributors to continue to be strong in the second quarter of fiscal 2008. Due to the increase in new orders in the first quarter of fiscal 2008, our opening 13-week backlog as we entered into the second quarter of fiscal 2008 was higher than it was when we began the first quarter of fiscal 2008.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the second quarter of fiscal 2008 to increase 4 to 7 percent sequentially from the level achieved in our recently completed first quarter of fiscal 2008. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. We also expect our gross margin percentage to improve slightly and range between 63 to 64 percent based on the expected sales level. This includes approximately $6 million of share-based compensation expense that is expected to be in cost of sales. Wafer fabrication utilization is expected to run slightly higher than it did in the first quarter of fiscal 2008 with a decrease in ending inventories. However, if there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted.

Consistent with our practice in recent years of annually granting stock options to employees in our first fiscal quarter, we granted options to purchase 5.4 million shares of our common stock at $28.83 per share in July 2007. As a result, we expect total share-based compensation expense to be approximately $27 million in the second quarter of fiscal 2008, which is higher compared to the first quarter of fiscal 2008. This increase reflects the effect of accelerating share-based compensation expense associated with options granted to employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. For more discussion on the share-based compensation expense, see Note 1 and Note 9 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 27, 2007 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. Except as discussed under the subheading “Financial Market Risks” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 24 of this Form 10-Q, there have been no material changes in market risk from the information reported in these sections.

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

Changes in internal controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2008 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 27, 2007. Except as described below, there have been no material developments in the legal proceedings described in those filings.

The IRS has completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustments through the IRS administrative process. Through that process, the Appeals Office of the IRS issued a notice of deficiency seeking additional taxes of approximately $14.7 million (exclusive of interest). We have subsequently reached a settlement in principle with the IRS. The settlement is not finalized, as it requires the approval from the Congressional Joint Committee on taxation, which is still pending.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations and results of financial condition.

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

During the first quarter of fiscal 2008, approximately 80 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the U.K., Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in the first quarter of fiscal 2008, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

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

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Reduced consumer or corporate spending in these markets due to fluctuating oil prices, interest rates or other economic factors could adversely affect our revenues and gross margins.

Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize due to reductions in consumer or corporate spending as a result of increased oil prices, increased interest rates or otherwise, our revenues and gross margins could be adversely affected.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the first quarter of fiscal 2008, we have had difficulties in the past and could experience them in the future.

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

Since we began production in our assembly and test facility in Suzhou, China in fiscal 2005, the factory has steadily increased its output. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Our operations in China are subject to the economic and political situation there. We believe that our operations in

China are in compliance with all applicable legal and regulatory requirements. However, there can be no assurance that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

On June 7, 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We have subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay indebtedness under the bridge credit facility. As a result, our total liabilities at the end of the first quarter of fiscal 2008 increased to $1,969.0 million. This increase and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. The variable interest rates did increase on the senior floating notes and the bank debt in September 2007. The increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt, but we do not believe that the effects of the September interest rate increase have a material adverse effect on us. As a protection against further rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings we are involved with is contained in Note 11 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

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

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the U.S. and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued wide fluctuations in oil prices and interest rates could affect our future costs and revenues. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the first quarter of fiscal 2008 covered by this report, we did not make any unregistered sales of our securities.

(c)	The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 May 28, 2007 – June 27, 2007	42,896,630	$26.30	42,890,710	$1,179 million
Month #2 June 28, 2007 – July 27, 2007	8,440,744	$26.29	7,945,227	$879 million
Month #3 July 28, 2007 – August 26, 2007	6,669	$24.16	-	$879 million
Total	51,344,043		50,835,937

(1)

Includes 486,924 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and payment of shares for performance share unit awards and 21,182 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)

Purchases during the first quarter of fiscal 2008 were made under the $1.5 billion accelerated repurchase program announced on June 7, 2007. All 50,835,937 shares were purchased under agreements entered into with Goldman Sachs & Co. and we expect to receive final delivery of up to approximately 6 million additional shares from Goldman Sachs & Co. no later than June 2008. We have two additional stock repurchase programs that remain open. Approximately $379 million remains available under the $500 million stock repurchase program announced on March 8, 2007 and $500 million remains available under the $500 million stock repurchase program announced on June 7, 2007. There is no expiration date for any of the repurchase program.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2006. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the amended agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock. The agreement expires in October 2007 and we expect to renew it prior to its expiration.

The $500 million unsecured credit agreement we entered into in July 2007 with a syndicate of banks for a five-year term loan contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios, but does not contain any minimum working capital requirements or restrictions on the payment of dividends on common stock.

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

10.1

Management Contract or Compensatory Plan or Arrangement: 2005 Executive Officer Equity Plan as amended effective September 28, 2007; Form of option grant agreement under 2005 Executive Officer Equity Plan; Form of performance share unit award agreement under 2005 Executive Officer Equity Plan (incorporated by reference from the Exhibits to our Form 8-K dated September 28, 2007 filed October 1, 2007.)

10.2	Management Contract or Compensatory Plan or Arrangement: Deferred Compensation Plan, as amended and restated effective January 1, 2008, approved September 21, 2007.
31.	Rule 13a – 14(a)/15d – 14(a) Certifications.
32.	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: October 1, 2007	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 1, 2007	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 1, 2007	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 26, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 1, 2007	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 26, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 1, 2007	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer