Form 10-Q
period 2007-11-25
NATIONAL SEMICONDUCTOR CORP
filed 2008-01-04
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 25, 2007.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification Number)
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

Large Accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at November 25, 2007
Common stock, par value $0.50 per share	254,887,812

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006
	(Unaudited)		(Unaudited)
Net sales	$499.0	$501.6	$970.5	$1,043.0
Cost of sales	177.8	206.2	352.4	413.3
Gross margin	321.2	295.4	618.1	629.7

Research and development	91.9	89.5	185.7	178.3
Selling, general and administrative	82.8	80.9	158.3	159.5
Severance and restructuring (recovery) expenses	-	1.3	(1.5)	4.0
Gain on sale of manufacturing plant assets	-	-	(3.1)	-
Litigation settlement	3.3	-	3.3	-
Other operating income, net	(0.6)	(0.7)	(0.6)	(2.0)
Operating expenses, net	177.4	171.0	342.1	339.8

Operating income	143.8	124.4	276.0	289.9
Interest income	10.1	9.9	21.3	20.9
Interest expense	(23.7)	(0.4)	(43.3)	(0.9)
Other non-operating income (expense), net	(0.8)	1.1	(1.9)	1.0

Income before taxes	129.4	135.0	252.1	310.9
Income tax expense	38.8	43.6	75.9	99.4
Net income	$90.6	$91.4	$176.2	$211.5

Earnings per share:
Basic	$0.35	$0.28	$0.67	$0.65
Diluted	$0.33	$0.27	$0.63	$0.62

Weighted-average common and potential common shares outstanding:
Basic	258.9	320.9	264.5	325.2
Diluted	271.5	335.6	277.7	339.6

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Nov. 25, 2007	May 27, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$833.9	$828.6
Receivables, less allowances of $25.0 in fiscal 2008 and $32.4 in fiscal 2007	189.3	150.6
Inventories	149.8	176.0
Deferred tax assets	100.9	73.2
Other current assets	44.9	62.1
Total current assets	1,318.8	1,290.5

Property, plant and equipment, net	572.0	583.5
Goodwill	63.6	63.6
Deferred tax assets, net	226.3	194.4
Other assets	79.5	69.9
Total assets	$2,260.2	$2,201.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$-
Accounts payable	57.3	59.9
Accrued expenses	166.7	122.7
Income taxes payable	6.4	117.4
Total current liabilities	292.9	300.0

Long-term debt, net of current portion	1,442.7	20.6
Long-term income taxes payable	147.6	-
Other non-current liabilities	99.7	132.5
Total liabilities	1,982.9	453.1

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
254,887,812 in fiscal 2008 and 310,292,624 in fiscal 2007	127.4	155.1
Retained earnings	242.2	1,685.7
Accumulated other comprehensive loss	(92.3)	(92.0)
Total shareholders’ equity	277.3	1,748.8
Total liabilities and shareholders’ equity	$2,260.2	$2,201.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006
Cash flows from operating activities:	(Unaudited)
Net income	$176.2	$211.5
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	65.4	74.6
Share-based compensation	47.6	57.1
Excess tax benefit from share-based payment arrangements	(13.0)	(4.6)
Tax benefit associated with stock options	22.2	9.3
Loss (gain) on investments	1.7	(1.0)
Loss on disposal of equipment	2.6	0.7
Gain on sale of manufacturing plant assets	(3.1)	-
Other, net	0.5	0.7
Changes in certain assets and liabilities, net:
Receivables	(38.9)	23.9
Inventories	26.6	14.9
Other current assets	15.6	(0.6)
Accounts payable and accrued expenses	17.6	(107.1)
Current and deferred income taxes	14.2	(18.7)
Other non-current liabilities	(25.1)	5.1
Net cash provided by operating activities	310.1	265.8
Cash flows from investing activities:
Purchase of property, plant and equipment	(52.5)	(70.6)
Proceeds from sale of property, plant, and equipment	16.0	-
Sale and maturity of available-for-sale securities	-	110.8
Proceeds from sale of investments	0.2	-
Funding of benefit plan	(5.1)	(8.2)
Other, net	(2.6)	0.8
Net cash (used in) provided by investing activities	(44.0)	32.8
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	992.9	-
Proceeds from bank borrowings, net of issuance costs	1,996.5	-
Repayment of bank borrowing	(1,515.6)	-
Payment on software license obligations	(8.4)	(8.4)
Excess tax benefit from share-based payment arrangements	13.0	4.6
Minimum tax withholding paid on behalf of employees for net share settlements	(14.1)	(0.4)
Issuance of common stock	76.3	36.6
Purchase and retirement of treasury stock	(1,780.1)	(462.8)
Cash dividends declared and paid	(21.3)	(19.8)
Net cash used in financing activities	(260.8)	(450.2)
Net change in cash and cash equivalents	5.3	(151.6)
Cash and cash equivalents at beginning of period	828.6	932.2
Cash and cash equivalents at end of period	$833.9	$780.6
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

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Numerator:
Net income	$90.6	$91.4	$176.2	$211.5

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	258.9	320.9	264.5	325.2

Effect of dilutive securities:
Stock options and restricted stock	12.6	14.7	13.2	14.4

Weighted-average common and potential
common shares outstanding used for
diluted earnings per share	271.5	335.6	277.7	339.6

For the second quarter of fiscal 2008, we did not include options outstanding to purchase 23.7 million shares of common stock with a weighted-average per share exercise price of $27.37 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first six months of fiscal 2008, we did not include options outstanding to purchase 21.9 million shares of common stock with a weighted-average per share exercise price of $27.30 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during this period. However, these shares could potentially dilute earnings per share in the future.

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

Share-Based Compensation

Share-based compensation expense included in operating results for fiscal 2008 and 2007 is presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Cost of sales:
Gross compensation	$5.8	$6.6	$10.8	$12.4
Capitalized in inventory during the period	(4.6)	(5.0)	(8.6)	(9.4)
Realized from inventory during the period	4.3	5.0	8.2	6.1
	5.5	6.6	10.4	9.1
Research and development	7.7	8.8	14.7	16.3
Selling, general and administrative	14.4	17.8	22.5	31.7
Total share-based compensation included
in income before taxes	27.6	33.2	47.6	57.1
Income tax benefit	(8.8)	(10.2)	(14.8)	(19.9)
Total share-based compensation, net of tax,
included in net income	$18.8	$23.0	$32.8	$37.2
Share-based compensation effects on
earnings per share:
Basic	$0.07	$0.07	$0.12	$0.11
Diluted	$0.07	$0.07	$0.12	$0.11

Share-based compensation capitalized
in inventory	$2.7	$3.3	$2.7	$3.3

Total share-based compensation	$27.9	$33.2	$48.0	$60.4

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006
Stock Option Plans
Expected life (in years)	4.1	4.1	4.1	4.1
Expected volatility	35%	37%	32%	38%
Risk-free interest rate	3.9%	4.7%	4.9%	5.1%
Dividend yield	0.7%	0.5%	0.5%	0.5%

Stock Purchase Plans
Expected life (in years)	0.8	0.8	0.8	0.8
Expected volatility	34%	37%	34%	37%
Risk-free interest rate	4.1%	4.9%	4.1%	4.9%
Dividend yield	0.7%	0.5%	0.7%	0.5%

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

The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2008 was $8.07 and $8.96 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2007 was $8.27 and $8.17 per share, respectively. There were no rights granted under the stock purchase plan in the first quarter of fiscal 2008 since the stock purchase plan now only makes grants of purchase rights twice a year in April and October. Therefore, the weighted-average fair value of rights granted under the stock purchase plans was $7.40 per share for both the second quarter and first six months of fiscal 2008. The weighted-average fair value of rights granted under the stock purchase plan in fiscal 2007 was $6.78 per share for the second quarter and $6.77 per share for the first six months.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Nov. 25, 2007	May 27, 2007
Receivable allowances:
Doubtful accounts	$1.2	$1.2
Returns and allowances	23.8	31.2
Total receivable allowances	$25.0	$32.4

Inventories:
Raw materials	$13.4	$17.1
Work in process	90.8	109.5
Finished goods	45.6	49.4
Total inventories	$149.8	$176.0

Property, plant and equipment:
Total property, plant and equipment	$2,619.2	$2,719.9
Less accumulated depreciation and amortization	(2,047.2)	(2,136.4)
Property, plant and equipment, net	$572.0	$583.5

Other assets:
Deposits	$2.0	$7.9
Debt issuance costs	9.8	-
Deferred compensation plan assets	57.5	54.3
Other	10.2	7.7
Total other assets	$79.5	$69.9

Accrued expenses:
Payroll and employee related	$77.8	$76.6
Accrued interest payable	28.7	0.1
Dividends payable	15.3	-
Litigation accruals	-	3.2
Other	44.9	42.8
Total accrued expenses	$166.7	$122.7

(In Millions)	Nov. 25, 2007	May 27, 2007
Other non-current liabilities:
Accrued pension cost	$26.1	$50.1
Deferred compensation plan liability	57.5	54.3
Other	16.1	28.1
Total other non-current liabilities	$99.7	$132.5

Accumulated other comprehensive loss:
Unrealized loss on cash flow hedges	$-	$(0.1)
Defined benefit pension plans	(92.3)	(91.9)
Total accumulated other comprehensive loss	$(92.3)	$(92.0)

Condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006
Other operating income, net:
Net intellectual property income	$(0.1)	$(0.4)	$(0.1)	$(1.0)
Other	(0.5)	(0.3)	(0.5)	(1.0)
Total other operating income, net	$(0.6)	$(0.7)	$(0.6)	$(2.0)

Other non-operating income (expense), net:
Trading securities:
Change in net unrealized holding gains and losses	$(0.8)	$2.0	$(1.9)	$1.9
Non-marketable investments:
Gain from sale	0.2	-	0.2	-
Impairment loss	-	(0.9)	-	(0.9)
Charitable contribution	(0.2)	-	(0.2)	-
Total other non-operating income (expense), net	$(0.8)	$1.1	$(1.9)	$1.0

Note 3. Statements of Cash Flows Information

	Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$13.9	$0.9
Income taxes	$44.7	$111.4

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$14.2	$0.4
Change in unrealized gain on available-for-sale-securities	$-	$0.3
Dividends declared but not yet paid	$15.3	$12.8

Note 4. Cost Reduction and Restructuring Programs

In June 2007, we entered into an agreement with the landlord of a facility we vacated as part of a cost reduction action that occurred in fiscal 2004. The agreement terminated and settled the remaining obligations under the lease agreement for $4.2 million. As a result, we recorded a $1.5 million recovery for the release of the residual accrued balance of the lease obligation. The following table provides further detail of amounts reported as severance and restructuring recovery on the condensed consolidated income statement for the first six months of fiscal 2008:

(In Millions)	Analog Segment	All Others	Total

Release of reserves:
Other exit-related costs	$-	$(1.5)	$(1.5)
Total severance and restructuring recovery	$-	$(1.5)	$(1.5)

After completing the closure of our assembly and test plant in Singapore in early fiscal 2007, we actively engaged in a program to locate a buyer for the facility. In June 2007, we completed the sale of the Singapore facility and its residual equipment for $12.0 million to an unrelated third party. The carrying value of the assets sold was $7.6 million. As a result, we recorded a gain of $3.1 million, which is included in operating results for the first six months of fiscal 2008, after deducting final transaction costs of $1.3 million. These assets were a part of our manufacturing operation, which is not considered an operating segment under SFAS No. 131, but is a corporate group included in the category described as “All Others.”

The following table provides a summary of the activities for the first six months ended November 25, 2007 related to our cost reduction and restructuring actions included in accrued expenses:

	Cost Reduction Actions In Prior Years
(In Millions)	Severance	Other Exit-Related Costs	Total

Balance at May 27, 2007	$0.5	$6.2	$6.7
Release of previous restructuring-related charge	-	(1.5)	(1.5)
Cash payments	(0.3)	(4.5)	(4.8)
Balance at November 25, 2007 included in accrued expenses	$0.2	$0.2	$0.4

We paid $4.8 million during the first six months of fiscal 2008, primarily for other exit-related costs for payments under lease obligations associated with actions taken in prior years, including the settlement of the lease obligation discussed above. As of November 25, 2007, all of the accrued balance was classified as current.

Note 5. Debt

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2007. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock. The agreement expires in October 2008.

Our long-term debt consisted of the following:

(In Millions)	Nov. 25, 2007	May 27, 2007

Bank term floating rate loan at 5.70%	$484.4	$-
Senior notes due 2017 at 6.60%	375.0	-
Senior notes due 2012 at 6.15%	375.0	-
Senior floating rate notes due 2010 at 5.94%	250.0	-
Other	20.8	20.6
Total debt	1,505.2	20.6
Less current portion of long-term debt	62.5	-
Long-term debt	$1,442.7	$20.6

In June 2007, we entered into an unsecured bridge credit facility with an affiliate of Goldman, Sachs & Co. (“Goldman Sachs”) for $1.5 billion which was used to finance the accelerated stock repurchase program announced in June 2007 (see Note 8 to the Condensed Consolidated Financial Statements). Interest on the bridge loan was paid weekly at 0.5 percent over the one-week London Interbank Offered Rate, or LIBOR. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured credit facility with a consortium of banks funded in July 2007.

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

The $500.0 million bank term loan funded under the unsecured credit facility with a consortium of banks matures June 2012 and bears interest at 0.5 percent over the three-month LIBOR (reset quarterly) with principal and interest payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios. As of November 25, 2007, we were in compliance with all covenants.

The aggregate annual maturities of long-term debt at November 25, 2007 are presented in the following table:

(In Millions)
Fiscal year:
Remainder of 2008	$31.3
2009	62.5
2010	62.5
2011	333.2
2012	203.1
2013	437.6
2014 & thereafter	375.0
$1,505.2

The estimated fair value of long-term debt was $1,518.1 million at November 25, 2007.

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

The following table provides a summary of the changes during the first six months of fiscal 2008 in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the condensed consolidated balance sheet:

(In Millions)

Balance at the beginning of fiscal 2008	$139.1
Settlements and effective settlements with tax authorities	(4.9)
Lapse of applicable statute of limitations	(1.2)
Other changes in unrecognized tax benefits	3.1
Balance at November 25, 2007	$136.1

Interest and penalties related to unrecognized tax benefits are included within income tax expense. The gross amount of interest and penalties accrued was $11.5 million as of the beginning of fiscal 2008 and $13.9 million as of November 25, 2007.

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

We believe it is reasonably possible that the unrecognized tax benefits related to U.S. domestic issues for tax years where the statute of limitations begin to expire could decrease by as much as $13.4 million by the end of fiscal 2008. We also believe that it is reasonably possible that the unrecognized tax benefits related to transfer pricing in international locations for tax years where the statute of limitations begin to expire could decrease by as much as $7.6 million by the end of fiscal 2008.

In 2003, the Internal Revenue Service or IRS completed its examination of our tax returns for fiscal years 1997 through 2000 and issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Our agreement with the Appeals Office of the IRS to settle this matter for a payment of approximately $14.7 million (exclusive of interest) was approved by the Congressional Joint Committee on taxation in October 2007. Interest computations are still being finalized. As of November 25, 2007, our federal tax returns for fiscal years 2001 through 2007 remain subject to examination by the IRS, except for fiscal 2003 which is closed from examination. Several state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005. With a few exceptions, tax returns for fiscal years 1998 and after remain subject to examination by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns and our international tax returns in general for fiscal years 2000 and after remain subject to examination.

Note 7. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the U.K., Germany, Japan and Taiwan are presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Service cost of benefits earned during the period	$1.3	$1.5	$2.8	$3.0
Plan participant contributions	(0.3)	(0.3)	(0.6)	(0.6)
Interest cost on projected benefit obligation	4.4	4.1	9.0	8.2
Expected return on plan assets	(5.6)	(4.2)	(11.2)	(8.4)
Net amortization and deferral	1.6	1.6	3.2	3.2
Net periodic pension cost	$1.4	$2.7	$3.2	$5.4

Total contributions paid to these plans during fiscal 2008 were $0.7 million in the second quarter and $27.7 million in the first six months. Included in the fiscal 2008 contributions is the funding of $26.2 million in July 2007 to establish plan assets under a security trust agreement for the defined benefit pension plan maintained in Germany. Total contributions paid to these plans during fiscal 2007 were $0.8 million in the second quarter and $1.7 million in the first six months. We currently expect our total fiscal 2008 contribution to these plans to be approximately $34 million.

In August 2007, the defined benefit pension plan that was maintained in Japan was terminated in full and replaced by a defined contribution plan. As a result, we incurred a total charge of $0.2 million for the curtailment and settlement of the defined benefit pension plan and this amount is included in operating results for the first six months of fiscal 2008.

Note 8. Shareholders’ Equity

Stock Repurchase Program

During the second quarter of fiscal 2008 we continued our stock repurchase activity by repurchasing a total of 10.6 million shares of our common stock for $280.1 million as part of the $500 million stock repurchase program announced in March 2007. All of these shares were repurchased in the open market and have been cancelled as of November 25, 2007. Through the first six months of fiscal 2008, we have repurchased a total of 61.4 million shares of our common stock for $1,780.1 million as part of the $500 million stock repurchase program announced in March 2007 and the $1.5 billion accelerated stock repurchase program approved in June 2007.

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

We commenced the $1.5 billion accelerated stock repurchase program under these agreements with Goldman Sachs in June 2007. Under this program, we repurchased a total of 50.8 million shares of our common stock in the first quarter of fiscal 2008 and shortly after the end of our second quarter, we received a final delivery of an additional 7.2 million shares upon the completion of the transactions with Goldman Sachs.

The following table provides a summary of the activity under our approved stock repurchase programs and related amounts remaining that are available for future common stock repurchases:

	Stock Repurchase Programs
	June	Accelerated	March
(In Millions)	2007	Stock Repurchase	2007	Total
Balance at May 27, 2007	$-	$-	$379.3	$379.3
Approval of new program	500.0	1,500.0	-	2,000.0
Common stock repurchases	-	(1,500.0)	(280.1)	(1,780.1)
Balance at November 25, 2007	$500.0	$-	$99.2	$599.2

There is no expiration date for any of the repurchase programs. During the period after the end of the second quarter of fiscal 2008 through January 3, 2008, we repurchased a total of 2.3 million shares in the open market for $53.0 million. These repurchases were made as part of the stock repurchase program announced in March 2007.

Dividends

On September 6, 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock which was paid on October 9, 2007 to shareholders of record at the close of business on September 17, 2007. Our Board of Directors declared another cash dividend on September 27, 2007 of $0.06 per outstanding share of common stock, to be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007. This dividend of $15.3 million was recorded in the second quarter of fiscal 2008 and is included in accrued expenses at November 25, 2007. We paid cash dividends of $10.5 million ($0.04 per outstanding share of common stock) in the second quarter of fiscal 2008 and a total of $21.3 million in the first six months of fiscal 2008. In fiscal 2007, we paid cash dividends of $9.8 million ($0.03 per outstanding share of common stock) in the second quarter and $19.8 million in the first six months.

Note 9. Share-Based Compensation Plans

In September 2007, the 2007 Employees Equity Plan (“EEP”) was approved by our shareholders. The plan authorizes 14.0 million shares for equity based awards in the form of stock options, restricted stock and restricted stock units. Up to 1.0 million of the shares may be issued in connection with restricted stock and restricted stock units. This new plan replaces two of our former compensation plans that provided equity based awards to non-executive employees. As a result, no further awards will be made to employees under the 1997 Employees Stock Option Plan and the Restricted Stock Plan. In addition, the 38.7 million shares currently available under these two former plans that are not yet subject to awards will not be used and any shares currently subject to awards under these plans which are forfeited, cancelled or expired will also not be used.

The terms of the EEP relating to options are consistent with the former plans and provide that options are granted at the closing market price on the date of grant. The EEP provides that options can vest six months after grant, with a minimum full vesting period of three years, and an expiration date no later than six years and one day after being granted. Under the EEP, restricted stock and restricted stock units, both of which are subject to restrictions, may also be granted to employees. Similar to the former Restricted Stock Plan, these restrictions may be based exclusively on the passage of time or may also include performance conditions. As with options under the EEP, both vesting of restricted stock and restricted stock units can begin to occur six months after grant, the minimum full vesting period is three years, and the awards have an expiration date no later than six years and one day after being granted. For performance based restricted stock units, the number of shares actually issued upon completion of the restriction period will vary in accordance with the performance level achieved during the performance period.

In September 2007, the 2005 Executive Officer Equity Plan (“EOEP”) was amended and approved by our shareholders. As amended, the EOEP authorizes an additional 3.0 million shares, of which up to 1.5 million shares may be issued in connection with performance share units and the remaining shares may be used in connection with options. The EOEP no longer permits the issuance of shares to executive officers through stock appreciation rights.

For further information on our other share-based compensation plans, see Note 13 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the 2007 fiscal year ended May 27, 2007.

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (including the new EEP, but excluding the director stock option plan under which new options can no longer be granted) during the first six months of fiscal 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 27, 2007	55.2	$18.29
Granted	5.8	$28.67
Exercised	(4.6)	$13.46
Forfeited	(0.4)	$24.53
Expired	(0.2)	$29.20
Outstanding at November 25, 2007	55.8	$19.68

The total intrinsic value of options exercised in fiscal 2008 was $7.6 million in the second quarter and $66.9 million in the first six months. The total intrinsic value of options exercised in fiscal 2007 was $17.3 million in the second quarter and $24.7 million in the first six months. Total unrecognized compensation cost related to stock option grants as of November 25, 2007 was $103.7 million, which is expected to be recognized over a weighted-average period of 2.8 years.

The following table provides additional information about total options outstanding under the stock option plans (including the new EEP, but excluding the director stock option plan) at November 25, 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	55.1	$19.60	$ 268.7	3.5

Currently exercisable	42.9	$17.94	$ 264.9	3.1

Other Stock Plans

The following table provides a summary of activity during the first six months of fiscal 2008 for non-vested restricted shares and units granted under the Restricted Stock Plan (including the new EEP, but excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 27, 2007	450.7	$22.62
Granted/Issued	103.6	$26.09
Vested	(56.6)	$18.06
Forfeited	(10.0)	$28.39
Outstanding at November 25, 2007	487.7	$23.77

The total fair value of restricted shares vested in fiscal 2008 was $0.9 million in the second quarter and $1.5 million in the first six months. The total fair value of restricted shares vested in fiscal 2007 was $0.3 million in the second quarter and $1.3 million in the first six months. Total unrecognized compensation cost related to non-vested restricted shares granted under the Restricted Stock Plan and the EEP as of November 25, 2007 was $7.5 million, which is expected to be recognized over a weighted-average period of 3.9 years.

Under the director stock plan, we granted a total of 102,092 shares to our directors in the second quarter and first six months of fiscal 2008. Total unrecognized compensation cost as of November 25, 2007 related to non-vested awards granted under this plan was $0.6 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Under the EOEP, options for 420,000 shares of common stock were granted to executive officers in July 2007; these options are included in the amounts presented in the table above that summarizes stock option activity. We also issued 1.0 million shares of common stock in payment of performance share units under the plan upon the completion of the first performance period that was measured in July 2007. Targets for a third performance period were established in July 2007 and will be measured after the end of fiscal 2009. Total unrecognized compensation cost related to performance share units not yet vested as of November 25, 2007 was $12.0 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 10. Segment Information

The following table presents information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended November 25, 2007:
Sales to unaffiliated customers	$485.8	$13.2	$499.0

Segment income (loss) before taxes	$138.5	$(9.1)	$129.4

Three months ended November 26, 2006:
Sales to unaffiliated customers	$468.5	$33.1	$501.6

Segment income before taxes	$131.4	$3.6	$135.0

Six months ended November 25, 2007:
Sales to unaffiliated customers	$945.5	$25.0	$970.5

Segment income (loss) before taxes	$265.5	$(13.4)	$252.1

Six months ended November 26, 2006:
Sales to unaffiliated customers	$958.9	$84.1	$1,043.0

Segment income before taxes	$300.9	$10.0	$310.9

The information in the table above for fiscal 2007 has been reclassified to present segment information based on the structure of our operating segments for fiscal 2008.

Note 11. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the second quarter and first six months of fiscal 2008.

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

Tax Matters

The IRS completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 (exclusive of interest). This settlement has been approved by the Congressional Joint Committee on Taxation. Interest computations are still being finalized. We have prepaid to the IRS approximately $19.4 million and, as a result, the final resolution of this matter should not have a material effect on our financial statements. We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the U.S. by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits, including the IRS audit, will have no material adverse effects on our financial statements. For more information on our tax audits, see Note 6 to the Condensed Consolidated Financial Statements.

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

In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We appealed the case and the appeals court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for retrial or other disposition. After the opinion of the appeals court had become final, we paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees for the appeal. The case was settled in October 2007 shortly before retrial scheduled for November 2007. Under the settlement, we paid $6.5 million to iTech in exchange for a release of all claims related to the litigation and dismissal of the case. At the time of the settlement, we had already accrued a charge of $3.2 million to cover the damages (excluding attorney’s fees) awarded to iTech under the trial court’s original order; the charge for the additional $3.3 million due for the settlement was recorded in the second quarter of fiscal 2008. The matter is now concluded.

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
•

targeting our investments on high-growth and high-return markets, particularly by leveraging our strengths in creating energy efficient circuits and solutions, many of which will fall under our PowerwiseTM brand;

•	strengthening and deepening our relationships with customers;
•	using our proprietary technologies to create and maintain high barriers to entry for our solutions; and
•	delivering superior returns on invested capital to our shareholders.

A large portion of our sales comes from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, sharper images and higher performance in electronic systems, with energy efficiency currently a particular focus. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 97 percent of our sales in the first six months of fiscal 2008 was generated from Analog segment sales, compared to approximately 92 percent in the first six months of fiscal 2007. For more information on our business, see Part I, Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 54 percent of our semiconductor product sales were made to distributors in the first six months of fiscal 2008, compared to approximately 52 percent in the first six months of fiscal 2007. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $1.0 million in the first six months of fiscal 2008 and $0.7 million in the first six months of fiscal 2007.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.0 million in the first six months of fiscal 2008 and $1.8 million in the first six months of fiscal 2007. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of November 25, 2007 our reporting units with goodwill include our advanced power, ASIC & telecom, data conversion, displays, high voltage, interface, ISP, non-audio amplifier and portable core business units, which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

4.	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to Malaysia, as we have concluded that a significant portion of the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the U.S. and international jurisdictions may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded; such an adjustment could have a material impact on the tax expense for the fiscal year.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by FIN 48 will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on our results of operations.

5.	Share-Based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions that include expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions for expected term and expected volatility have the most significant effect on calculating the fair value of share-based awards. We use the simplified method specified by SEC’s Staff Accounting Bulletin No. 107 to determine expected life since the vesting term and contractual life of current option grants differ from historical grants. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded. SFAS No. 123(R) also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. We also grant performance share units to executive officers that require us to estimate expected achievement of performance targets over a two-year performance period. This estimate involves judgment regarding future expectations of various financial performance measures such as those described in the overview section below. If financial performance measures are not achieved, the related share-based compensation expense may be significantly reduced or completely reversed in the period in which it is determined that the performance measure will not be achieved.

Overview

We continue to focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In the first six months of fiscal 2008, approximately 97 percent of our total sales came from our Analog segment, compared to 92 percent in the first six months of fiscal 2007. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, especially as it pertains to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Although sales were lower in the second quarter and first six months of fiscal 2008 compared to sales in the second quarter and first six months of fiscal 2007, we achieved a higher gross margin percentage in both the second quarter and first six months of fiscal 2008 compared to the same periods in fiscal 2007. Moreover, we reached a record high gross margin percentage of 64.4 percent in the second quarter of fiscal 2008. The increase in gross margin percentage is attributable to ongoing improvement in our sales mix of higher-value analog products, as well as improvements in manufacturing execution and efficiencies relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share in the analog standard linear category as defined by WSTS. We define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

We continued our stock repurchase activity during the second quarter of fiscal 2008 by repurchasing a total of 10.6 million shares of our common stock in the quarter for $280.1 million as part of the $500 million stock repurchase program announced in March 2007. All of these shares were purchased in the open market. Through the first six months of fiscal 2008 we have repurchased a total of 61.4 million shares of our common stock for $1,780.1 million as part of the $500 million stock repurchase program announced in March 2007 and the $1.5 billion accelerated stock repurchase program approved in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time.

In June 2007, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our then existing $500 million stock repurchase program announced in March 2007. We commenced the $1.5 billion accelerated stock repurchase program under agreements with Goldman Sachs in June 2007. Under this program, we received a total of 50.8 million shares of our common stock in the first quarter of fiscal 2008 and shortly after the end of our second quarter, we received final delivery of an additional 7.2 million shares upon the completion of the transactions under the agreements with Goldman Sachs. See Note 8 to the Condensed Consolidated Financial Statements for a more complete discussion of these agreements. As of November 25, 2007, we had a total of $599.2 million remaining available for future common stock repurchases under the $500 million programs announced in March 2007 and June 2007.

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

We also continued with the dividend program in the second quarter of fiscal 2008. On September 6, 2007, our Board of Directors declared a cash dividend of $0.04 per outstanding share of common stock which was paid on October 9, 2007 to shareholders of record at the close of business on September 17, 2007. Our Board of Directors declared another cash dividend on September 27, 2007 of $0.06 per outstanding share of common stock, to be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007. This dividend of $15.3 million was recorded in the second quarter of fiscal 2008 and is included in accrued expenses at November 25, 2007. We paid cash dividends of $10.5 million ($0.04 per outstanding share of common stock) in the second quarter of fiscal 2008 and a total of $21.3 million in the first six months of fiscal 2008.

The following table and discussion provide an overview of our operating results for the second quarter and first six months of fiscal 2008 and 2007:

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 25, 2007	% Change	Nov. 26, 2006	Nov. 25, 2007	% Change	Nov. 26, 2006

Net sales	$499.0	(0.5%)	$501.6	$970.5	(7.0%)	$1,043.0
Gross margin	$321.2		$295.4	$618.1		$629.7
As a % of net sales	64.4%		58.9%	63.7%		60.4%
Operating income	$143.8		$124.4	$276.0		$289.9
As a % of net sales	28.8%		24.8%	28.4%		27.8%
Net income	$90.6		$91.4	$176.2		$211.5
As a % of net sales	18.2%		18.2%	18.2%		20.3%

Net income for the second quarter of fiscal 2008 includes a charge of $3.3 million related to the settlement of a legal matter (See Note 1l to the Condensed Consolidated Financial Statements) and other operating income of $0.6 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first six months of fiscal 2008 includes a gain of $3.1 million from the sale of the Singapore plant assets and a recovery of $1.5 million arising from the release of a restructuring-related accrual (see Note 4 to the Condensed Consolidated Financial Statements). Net income for the second quarter of fiscal 2007 included a severance charge of $1.3 million related to our Scotland manufacturing facility and other operating income of $0.7 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first six months of fiscal 2007 included a charge of $2.7 million related to severance for a workforce reduction at our Texas manufacturing facility and an additional $1.3 million of other operating income (see Note 2 to the Condensed Consolidated Financial Statements). All of the charges and credits described above are pretax amounts.

Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Our operating results include the recognition of share-based compensation expense, which totaled $27.6 million in the second quarter of fiscal 2008 compared to $33.2 million in the second quarter of fiscal 2007. In the first six months of fiscal 2008, share-based compensation expense was $47.6 million compared to $57.1 million in the first six months of fiscal 2007. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. See also Note 1 and Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense for the second quarter and first six months of fiscal 2008 and 2007.

Net Sales

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 25, 2007	% Change	Nov. 26, 2006	Nov. 25, 2007	% Change	Nov. 26, 2006

Analog segment	$485.8	3.7%	$468.5	$945.5	(1.4%)	$958.9
As a % of net sales	97.4%		93.4%	97.4%		91.9%
All others	$13.2	(60.1%)	$33.1	$25.0	(70.3%)	$84.1
As a % of net sales	2.6%		6.6%	2.6%		8.1%
Total net sales	$499.0		$501.6	$970.5		$1,043.0
	100.0%		100.0%	100.0%		100.0%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 27, 2007.

Although our total sales were lower in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007, Analog segment sales were higher in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007. This reflects increased demand for new analog products, primarily in the wireless handset and personal mobile device markets where we have experienced growth due to feature-rich devices that utilize our analog solutions to enable features as well as enhance power efficiency and battery life. Nevertheless, comparing the first six months of fiscal 2008 to the first six months of fiscal 2007, Analog segment sales were lower, primarily due to lower shipments to distributors and lower overall demand from customers. Fiscal 2008 Analog segment unit shipments were slightly higher by 1 percent in the second quarter, but decreased 4 percent in the first six months compared to the corresponding periods of fiscal 2007. Analog segment blended-average selling prices increased 3 percent in both the second quarter and first six months of fiscal 2008 over the corresponding periods of fiscal 2007, driven mainly by improved sales mix from higher-value analog products.

Within the Analog segment, sales from our amplifiers business units (including audio amplifier products) in fiscal 2008 grew 21 percent in the second quarter and 13 percent in the first six months compared to the corresponding periods of fiscal 2007. Sales from our power management business units were up by 5 percent in the second quarter of fiscal 2008 from the second quarter of fiscal 2007, but were fairly flat in the first six months of fiscal 2008 compared to sales in the first six months of fiscal 2007. In addition, sales from our data conversion and interface business units decreased in the second quarter of fiscal 2008 by 7 percent and 9 percent, respectively, and in the first six months of fiscal 2008 by 13 percent and 19 percent, respectively, compared to the corresponding periods of fiscal 2007.

For other operating business units included in the category described as “All Others,” the decrease in sales in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was primarily due to a decline in foundry sales related to businesses that had been previously sold.

Gross Margin

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 25, 2007	% Change	Nov. 26, 2006	Nov. 25, 2007	% Change	Nov. 26, 2006

Net Sales	$499.0	(0.5%)	$501.6	$970.5	(7.0%)	$1,043.0
Cost of sales	177.8	(13.8%)	206.2	352.4	(14.7%)	413.3
Gross margin	$321.2		$295.4	$618.1		$629.7
As a % of net sales	64.4%		58.9%	63.7%		60.4%

We achieved higher gross margin percentages in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 despite a decline in net sales compared to a year ago. The higher gross margin percentage was largely due to improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in fiscal 2008 were higher compared to fiscal 2007. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Gross margin percentage in the second quarter of fiscal 2008 compared to the second quarter of 2007 also benefited from improvements in manufacturing efficiencies and execution relative to the level of factory utilization. Stock-based compensation expense included in gross margin for fiscal 2008 was $5.5 million in the second quarter and $10.4 million in the first six months compared to fiscal 2007 which was $6.6 million in the second quarter and $9.1 million in the first six months.

Research and Development

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 25, 2007	% Change	Nov. 26, 2006	Nov. 25, 2007	% Change	Nov. 26, 2006

Research and development	$91.9	2.7%	$89.5	$185.7	4.2%	$178.3
As a % of net sales	18.4%		17.8%	19.1%		17.1%

The increase in research and development expenses in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 reflects higher spending associated with the acquisition of Xignal Technologies AG in January 2007, as well as some higher payroll and employee benefit expenses. Stock-based compensation expense included in R&D expense for fiscal 2008 was $7.7 million in the second quarter and $14.7 million in the first six months compared to fiscal 2007 which was $8.8 million in the second quarter and $16.3 million in the first six months. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During the first six months of fiscal 2008, research and development spending in the Analog segment was 7 percent higher compared to the first six months of fiscal 2007. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 25, 2007	% Change	Nov. 26, 2006	Nov. 25, 2007	% Change	Nov. 26, 2006

Selling, general and administrative	$82.8	2.3%	$80.9	$158.3	(0.8%)	$159.5
As a % of net sales	16.6%		16.1%	16.3%		15.3%

The increase in selling, general and administrative expenses in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007 was due to higher payroll and employee benefit expenses, as well as some incremental costs for outside services, which more than offset a decrease in share-based compensation expense. In contrast, SG&A expenses in the first six months of fiscal 2008 were lower compared to the first six months of fiscal 2007. This decrease was mostly due to a larger decrease in share-based compensation expense than the increase from some higher payroll and employee benefit expenses during the six-month period. Share-based compensation expense for fiscal 2008 included in SG&A expenses was $14.4 million in the second quarter and $22.5 million in the first six months compared to fiscal 2007 which was $17.8 million in second quarter and $31.7 million in the first six months. We focus on managing our cost structure, including SG&A expenses, in line with our overall business model objectives, as well as current business conditions.

Interest Income

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Interest income	$10.1	$9.9	$21.3	$20.9

The increase in interest income for the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 is due to slightly higher interest rates since average cash balances were lower over the corresponding periods.

Interest Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Interest expense	$23.7	$0.4	$43.3	$0.9

The increase in interest expense in the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 is due to substantially higher debt balances associated with the debt transactions completed in the first quarter of fiscal 2008 as part of the financing for our accelerated stock repurchase (see Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion). Since some of our overall debt has floating interest rates, changes in the reference interest rates that correspond to that debt will affect future interest expense.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Gain (loss) on investments	$(0.6)	$1.1	$(1.7)	$1.0
Charitable contribution	(0.2)	-	(0.2)	-
Total other non-operating income (expense), net	$(0.8)	$1.1	$(1.9)	$1.0

The components of other non-operating expense, net are primarily derived from activities related to our investments. The loss on investments in fiscal 2008 reflects the change in unrealized holding gains and losses from trading securities, which more than offset a small gain from a non-marketable investment recognized in the second quarter of fiscal 2008. The gain on investments in fiscal 2007 reflects the change in unrealized holdings gains and losses from trading securities, which is partially offset by an impairment loss on a non-marketable investment in the second quarter of fiscal 2007.

Income Tax Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006	Nov. 25, 2007	Nov. 26, 2006

Income tax expense	$38.8	$43.6	$75.9	$99.4
Effective tax rate	30.0%	32.3%	30.1%	32.0%

The effective tax rate was lower for the second quarter and first six months of fiscal 2008 compared to the second quarter and first six months of fiscal 2007 due to various discrete tax benefits recognized during the period that arose primarily from the resolution of an international tax inquiry and the expiration of the statute of limitations associated with an international tax matter.

Financial Market Risks

Since a portion of our long-term debt has floating interest rates, an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the LIBOR of one percentage point would result in a corresponding change in our interest expense of up to approximately $7.5 million annually. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

Liquidity and Capital Resources

	Six Months Ended
(In Millions)	Nov. 25, 2007	Nov. 26, 2006

Net cash provided by operating activities	$310.1	$265.8
Net cash (used in) provided by investing activities	(44.0)	32.8
Net cash used in financing activities	(260.8)	(450.2)
Net change in cash and cash equivalents	$5.3	$(151.6)

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2008 and 2007 are described below:

During the first six months of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive impact from changes in working capital components. Changes in working capital that had a positive effect were attributable to an increase in accounts payable, an increase in accrued expenses due to the accrual of interest arising from the long-term debt, an increase in current and deferred income taxes, and decreases in inventories and other current assets. The decrease in other current assets primarily reflects the refund of certain operating lease deposits upon exercising the option to purchase the related equipment. This was partially offset by an increase in receivables and a decrease in other non-current liabilities primarily due to a contribution we made to one of our defined benefit pension plans. In the first six months of fiscal 2007, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially offset by the negative impact from changes in working capital components.

The primary use of cash for investing activities in the first six months of fiscal 2008 was the purchase of property, plant and equipment of $52.5 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.0 million. The primary source of cash generated from investing activities in the first six months of fiscal 2007 came from the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $70.6 million, primarily for the purchase of machinery and equipment.

The primary use of cash for financing activities in the first six months of fiscal 2008 was for the repurchase of 61.4 million shares of our common stock for $1,780.1 million, which includes the delivery in the fiscal 2008 first quarter of 50.8 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were purchased in the open market. In connection with the accelerated share repurchase program, it should be noted that an additional 7.2 million shares of our common stock was delivered upon completion of the transaction shortly after the end of our fiscal 2008 second quarter. We also used cash for financing activities for the payments of $21.3 million for cash dividends, $15.6 million on the bank term loan and $14.1 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1,489.4 million (net of issuance costs) that came from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering in June 2007 and a $500.0 million unsecured credit facility with a consortium of banks funded in July 2007. Cash proceeds also included $76.3 million from the issuance of common stock under employee benefits plans. In connection with the accelerated stock repurchase program, financing activities in the first six months of fiscal 2008 also reflect the funds received from a $1.5 billion unsecured bridge credit facility that was used to finance the accelerated stock repurchase and its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks. The primary use of cash for our financing activities in the first six months of fiscal 2007 was for the repurchase of 19.8 million shares of our common stock in the open market for $462.8 million, and payment of $19.8 million for cash dividends. These amounts were partially offset by proceeds of $36.6 million from the issuance of common stock under employee benefit plans.

On September 27, 2007 our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock which will be paid on January 7, 2008 to shareholders of record at the close of business on December 17, 2007.

We foresee continuing cash outlays for plant and equipment in fiscal 2008, with our primary focus on analog capabilities at our existing sites. As a result, we expect our fiscal 2008 capital expenditures to be slightly higher than the fiscal 2007 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2008, as well as the declared dividend, the stock repurchase program; and principal and interest payments due on long-term debt.

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

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board ratified the consensus reached on Emerging Issues Task Force, or EITF, Issue No. 07-1, “Collaborative Arrangements.” The EITF addresses accounting for collaborative-arrangement activities that are not conducted within a separate legal entity. These collaborative arrangements are sometimes called “virtual joint ventures.” Applying the equity method of accounting to activities performed outside a separate legal entity by a “virtual joint venture” is prohibited. Revenues and costs incurred with third parties in connection with the collaborative arrangement should be presented gross or net by the collaborators based on criteria in EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent,” and other applicable accounting literature. Payments to or from collaborators should be presented in the income statement based on the nature of the arrangement, the nature of the company’s business and whether the payments are within the scope of other accounting literature. Other detail information related to the collaborative arrangement is also required to be disclosed. The requirements under this EITF will be applied to collaborative arrangements in existence at the beginning of our fiscal 2009. We are currently analyzing the requirements of this EITF and have not yet determined its effect on our consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” The issuance of these new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations,” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

SFAS No. 160 amends Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement changes the way the consolidated income statement is presented by requiring net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and to disclose those amounts on the face of the income statement. It also aligns the reporting of noncontrolling interest in subsidiaries with the requirements in International Accounting Standard 27.

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010 and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities should be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF should be applied prospectively to new contractual arrangements entered into beginning in our fiscal 2009. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 7-3 is not expected to have a significant effect on our consolidated financial statements.

Outlook

Despite lower sales in the second quarter and first six months of fiscal 2008 compared to the corresponding periods of fiscal 2007, we have experienced sequential quarterly growth in sales for each of the last three quarters as business conditions have improved from a year ago. This improvement was mostly driven by increased demand for our new analog products, particularly in the wireless handset and personal mobile device markets where we have experienced growth opportunities over the past year due to positive market trends combined with our successful penetration into feature-rich devices in those markets.

Turns orders, which are orders received with delivery requested in the same quarter, were fairly comparable in the second quarter of fiscal 2008 compared to the preceding first quarter. Although we saw order rates increase in the last 4 weeks of the quarter, total new orders in the second quarter of fiscal 2008 decreased slightly from the previous first quarter mainly due to lower orders from our OEM customer base. This is typical as we move into our third fiscal quarter since our OEM customers that serve consumer markets tend to have seasonally lower build activity after the holidays. We also expect fewer turns orders from our distributors since their resales are also affected by the holidays that occur during our fiscal third quarter. As a result, our opening 13-week backlog as we entered into the third quarter of fiscal 2008 was lower than it was when we began the second quarter of fiscal 2008.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the third quarter of fiscal 2008 to decrease by 1 to 5 percent sequentially from the level achieved in our recently completed second quarter of fiscal 2008. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. Consistent with the lower sales guidance, we also expect our gross margin percentage to decline about ½ to 1 percentage point as wafer fabrication utilization is expected to remain relatively stable compared to the second quarter. Our estimates include approximately $6 million of share-based compensation expense that is expected to be in cost of sales for the third quarter of fiscal 2008. However, if there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted. Operating expenses are expected to be relatively comparable to second quarter levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 27, 2007 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. Except as discussed under the subheading “Financial Market Risks” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 27 of this Form 10-Q, there have been no material changes in market risk from the information reported in these sections.

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

Changes in internal controls

As part of our continuing efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2008 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 27, 2007 and in our Form 10-Q for the quarter ended August 26, 2007. Except as described below, there have been no material developments in the legal proceedings described in those filings:

1.

The IRS completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustments through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 million (exclusive of interest). This settlement has been approved by the Congressional Joint Committee on Taxation. Interest computations are still being finalized.

2.

In September 2002, iTech Group, Inc. (iTech) brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. At the trial which began in May 2005 the jury in the case found for iTech on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for compensatory damages, awarded attorneys’ fees to iTech of approximately $60.0 thousand and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We appealed the case and the appeals court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for re-trial or other disposition. After the opinion of the appeals court became final, we paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees for the appeal. In October 2007 shortly before the retrial of the case scheduled for November 2007, we settled the case for a payment of $6.5 million in exchange for dismissal of the case and a release of all claims related to the litigation. The matter has now been concluded.

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

During the first six months of fiscal 2008, approximately 80 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the U.K., Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in the second quarter or first six months of fiscal 2008, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

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

Reduced consumer or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and gross margins.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize due to reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as continuing increases in oil prices, increased interest rates, subprime mortgage failures, or otherwise, our revenues and gross margins could be adversely affected.

We may experience delays in introducing new products or market acceptance of new products may be below our expectations.

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We believe that continued focused investment in research and development, especially the timely development and market acceptance of new analog products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. We will continue to target applications such as wireless handsets, displays, other portable devices and applications in other broad markets that require analog technology and we have begun to focus on utilizing analog technology to achieve energy efficiencies. We cannot assure you that we will be successful in timely developing and introducing successful new products, and a failure to bring new products to market may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the second quarter or first six months of fiscal 2008, we have had difficulties in the past and could experience them in the future.

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

On June 7, 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We have subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay indebtedness under the bridge credit facility. As a result, our total liabilities at the end of the second fiscal quarter ended November 25, 2007 were $1,982.9 million. This increase from fiscal 2007 and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually decreased in the second quarter of fiscal 2008, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable.

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

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the U.S. and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the U.S. or other regions of the world. Continued increases in oil prices and interest rates, as well as spreading subprime mortgage failures could affect our future costs and revenues. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may affect our future costs, operating capabilities and revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the second quarter of fiscal 2008 covered by this report, we did not make any unregistered sales of our securities.

(c)	The following table summarizes purchases we made of our common stock during the second quarter of fiscal 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 August 27, 2007 – September 26, 2007	2,953,606	$25.95	2,953,305	$803 million
Month #2 September 27, 2007- October 26, 2007	7,025,611	$26.80	7,018,150	$615 million
Month #3 October 27, 2007 – November 25, 2007	634,600	$25.20	634,000	$599 million
Total	10,613,817		10,605,455

(1)

Includes 7,381 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 981 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)

Purchases during the second quarter were made as part of the $500 million stock repurchase program announced on March 8, 2007. With respect to the $1.5 billion accelerated repurchase program announced on June 7, 2007, final delivery from Goldman Sachs of approximately 7.2 million additional shares was made in November and December 2007 after the end of the second quarter of fiscal 2008. Delivery of these shares was made under the terms of the agreements entered into with Goldman Sachs in connection with the accelerated repurchase program. There are two stock repurchase programs that remain open. $99 million of the $500 million stock repurchase program announced on March 8, 2007 remains available and all of the $500 million stock repurchase program announced on June 7, 2007 remains available. There is no expiration date for any of these repurchase programs.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2007. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios. Under the agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock. The agreement expires in October 2008.

The $500 million unsecured credit agreement we entered into in July 2007 with a syndicate of banks for a five-year term loan contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios, but does not contain any minimum working capital requirements or restrictions on the payment of dividends on common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual stockholders meeting was held on September 28, 2007.

(b)	The following directors were elected at the meeting:

Director	For	Against	Abstain
Brian L. Halla	225,444,038	2,018,650	1,915,629
Steven R. Appleton	225,898,400	1,350,844	2,129,073
Gary P. Arnold	214,645,322	12,517,777	2,215,218
Richard J. Danzig	218,505,677	8,791,916	2,080,724
John T. Dickson	225,907,031	1,380,070	2,091,216
Robert J. Frankenberg	225,970,239	1,209,678	2,198,400
E. Floyd Kvamme	225,668,019	1,587,409	2,122,889
Modesto A. Maidique	225,103,061	2,076,433	2,198,823
Edward R. McCracken	225,518,808	1,790,383	2,069,126

(c)	The following matters were also voted on at the meeting:

1.	Proposal to ratify the appointment of KPMG LLP as the auditors of the Company:

For: 225,382,830	Against: 2,210,258	Abstain:	1,785,229

2.	Proposal to approve the adoption of the 2007 Employees Equity Plan:

For: 170,682,620	Against: 24,993,616	Abstain:	1,904,223

Broker Non-Votes: 31,797,858

3.	Proposal to approve the 2005 Executive Officer Equity Plan, as amended:

For: 171,622,994	Against: 23,856,398	Abstain:	2,101,067

Broker Non-Votes: 31,797,858

ITEM 6. EXHIBITS

(a)	Exhibits
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
4.2

Form of Indenture (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 333-143571, which became effective June 7, 2007). Form of Supplemental Indenture for Senior Floating Rate Notes due 2010; Form of Supplemental Indenture for 6.150% Senior Notes due 2012; Form of Supplemental Indenture for 6.60% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007 filed June 18, 2007).

4.3

Form of Global Note for Senior Floating Rate Notes due 2010; Form of Global Note for 6.150% Senior Notes due 2012; Form of Global Note for 6.600% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007 filed June 18, 2007).

10.1	Management Contract or Compensatory Plan or Arrangement: Deferred Compensation Plan, as amended and restated effective January 1, 2008.
10.2

Management Contract or Compensatory Plan or Arrangement: Form of Change of Control Employment Agreement as amended effective October 31, 2007 to reflect changes required by Section 409A of the Internal Revenue Code.

31.	Rule 13a – 14(a)/15d – 14(a) Certifications
32.	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: January 3, 2008	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: January 3, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: January 3, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 25, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 3, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 25, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 3, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer