Form 10-Q
period 2008-02-24
NATIONAL SEMICONDUCTOR CORP
filed 2008-03-31
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington,  D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 24, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of large accelerated filer, accelerated filer and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at February 24, 2008
Common stock, par value $0.50 per share	242,512,440

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007
	(Unaudited)		(Unaudited)
Net sales	$453.4	$431.0	$1,423.9	$1,474.0
Cost of sales	161.7	173.3	514.1	586.6
Gross margin	291.7	257.7	909.8	887.4

Research and development	87.1	89.7	272.8	268.0
Selling, general and administrative	77.4	76.4	235.7	235.9
Severance and restructuring expenses, net	19.6	-	18.1	4.0
Gain on sale of manufacturing plant assets	-	-	(3.1)	-
Litigation settlement	-	-	3.3	-
In-process research and development charge	-	6.1	-	6.1
Other operating expense (income), net	0.4	(0.2)	(0.2)	(2.2)
Operating expenses, net	184.5	172.0	526.6	511.8

Operating income	107.2	85.7	383.2	375.6

Interest income	7.7	9.4	29.0	30.3
Interest expense	(22.6)	(0.4)	(65.9)	(1.3)
Other non-operating income (expense), net	(5.4)	0.1	(7.3)	1.1

Income before taxes	86.9	94.8	339.0	405.7
Income tax expense	14.0	21.1	89.9	120.5
Net income	$72.9	$73.7	$249.1	$285.2

Earnings per share:
Basic	$0.30	$0.23	$0.96	$0.89
Diluted	$0.29	$0.22	$0.92	$0.85

Weighted-average common and potential common shares outstanding:
Basic	245.4	315.7	258.2	322.0
Diluted	255.5	330.1	270.3	336.4

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Feb. 24, 2008	May 27, 2007
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$871.0	$828.6
Receivables, less allowances of $21.0 in fiscal 2008 and $32.4 in fiscal 2007	153.5	150.6
Inventories	146.4	176.0
Deferred tax assets	100.9	73.2
Other current assets	25.5	62.1
Total current assets	1,297.3	1,290.5

Property, plant and equipment, net	564.8	583.5
Goodwill	60.5	63.6
Deferred tax assets, net	233.6	194.4
Other assets	91.7	69.9
Total assets	$2,247.9	$2,201.9

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$-
Accounts payable	71.0	59.9
Accrued expenses	161.2	122.7
Income taxes payable	26.8	117.4
Total current liabilities	321.5	300.0

Long-term debt, net of current portion	1,428.8	20.6
Long-term income taxes payable	142.1	-
Other non-current liabilities	96.2	132.5
Total liabilities	1,988.6	453.1

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
242,512,440 in fiscal 2008 and 310,292,624 in fiscal 2007	121.3	155.1
Retained earnings	230.3	1,685.7
Accumulated other comprehensive loss	(92.3)	(92.0)
Total shareholders’ equity	259.3	1,748.8
Total liabilities and shareholders’ equity	$2,247.9	$2,201.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007
Cash flows from operating activities:	(Unaudited)
Net income	$249.1	$285.2
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	99.7	110.5
Share-based compensation	70.0	86.6
Excess tax benefit from share-based payment arrangements	(13.8)	(7.0)
Tax benefit associated with stock options	23.5	18.4
Loss (gain) on investments	7.1	(1.1)
Loss on disposal of equipment	2.9	0.9
Non-cash restructuring expenses	4.5	-
In-process research and development charge	-	6.1
Gain on sale of manufacturing plant assets	(3.1)	-
Other, net	2.3	0.8
Changes in certain assets and liabilities, net:
Receivables	(3.0)	41.8
Inventories	29.8	20.2
Other current assets	21.5	(6.8)
Accounts payable and accrued expenses	35.8	(122.4)
Income taxes	20.2	(17.4)
Other non-current liabilities	(28.4)	15.4
Net cash provided by operating activities	518.1	431.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(79.3)	(88.3)
Business acquisition, net of cash acquired	-	(8.2)
Proceeds from sale of property, plant, and equipment	16.5	0.6
Sale and maturity of available-for-sale securities	-	110.8
Proceeds from sale of investments	0.2	-
Purchase of employee deferred compensation plan investments	(5.5)	(7.9)
Other, net	(1.9)	1.9
Net cash (used in) provided by investing activities	(70.0)	8.9
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	992.9	-
Proceeds from bank borrowings, net of issuance costs	1,996.5	-
Repayment of bank borrowing	(1,531.2)	-
Payment on software license obligations	(8.7)	(8.7)
Excess tax benefit from share-based payment arrangements	13.8	7.0
Minimum tax withholding paid on behalf of employees for net share settlements	(14.2)	(1.1)
Issuance of common stock	81.2	44.5
Purchase and retirement of treasury stock	(1,899.8)	(603.8)
Cash dividends declared and paid	(36.2)	(32.5)
Net cash used in financing activities	(405.7)	(594.6)
Net change in cash and cash equivalents	42.4	(154.5)
Cash and cash equivalents at beginning of period	828.6	932.2
Cash and cash equivalents at end of period	$871.0	$777.7
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

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Numerator:
Net income	$72.9	$73.7	$249.1	$285.2

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	245.4	315.7	258.2	322.0

Effect of dilutive securities:
Stock options and restricted stock	10.1	14.4	12.1	14.4

Weighted-average common and potential
common shares outstanding used for
diluted earnings per share	255.5	330.1	270.3	336.4

For the third quarter of fiscal 2008, we did not include options outstanding to purchase 25.6 million shares of common stock with a weighted-average per share exercise price of $26.94 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during the quarter. For the first nine months of fiscal 2008, we did not include options outstanding to purchase 22.8 million shares of common stock with a weighted-average per share exercise price of $27.29 in diluted earnings per share since their effect was antidilutive because the exercise price of these options exceeded the average market price of the common stock during this period. However, these shares could potentially dilute earnings per share in the future.

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

Share-Based Compensation

Share-based compensation expense included in operating results for fiscal 2008 and 2007 is presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Cost of sales:
Gross compensation	$5.0	$5.9	$15.8	$18.3
Capitalized in inventory during the period	(4.1)	(4.3)	(12.7)	(13.7)
Realized from inventory during the period	4.3	4.9	12.5	11.0
	5.2	6.5	15.6	15.6
Research and development	6.6	8.4	21.3	24.7
Selling, general and administrative	10.6	14.6	33.1	46.3
Total share-based compensation included
in income before taxes	22.4	29.5	70.0	86.6
Income tax benefit	(6.6)	(7.4)	(21.4)	(27.3)
Total share-based compensation, net of tax,
included in net income	$15.8	$22.1	$48.6	$59.3
Share-based compensation effects on
earnings per share:
Basic	$0.06	$0.07	$0.19	$0.18
Diluted	$0.06	$0.07	$0.18	$0.18

Share-based compensation capitalized
in inventory	$2.5	$2.7	$2.5	$2.7

Total share-based compensation	$22.2	$28.9	$70.2	$89.3

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007
Stock Option Plans
Expected life (in years)	4.0	4.1	4.1	4.1
Expected volatility	38%	35%	33%	37%
Risk-free interest rate	2.6%	4.7%	4.6%	5.1%
Dividend yield	1.2%	0.6%	0.6%	0.5%

Stock Purchase Plans
Expected life (in years)	N/A	0.3	0.8	0.8
Expected volatility	N/A	36%	34%	37%
Risk-free interest rate	N/A	5.0%	4.1%	4.9%
Dividend yield	N/A	0.6%	0.7%	0.5%

When we began to record compensation expense for share-based payment awards at the beginning of fiscal 2007, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. The expected volatility is based on implied volatility and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant. The traded options selected for our measurement are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans and of the purchase rights under our employee stock purchase plan. The dividend yield is based on recent dividend history and our expectation of future dividend payouts.

The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2008 was $5.54 and $8.53 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2007 was $7.61 and $8.14 per share, respectively. There were no rights granted under the stock purchase plan in the third quarter of fiscal 2008 since grants of purchase rights only occur twice a year in April and October. The weighted-average fair value of rights granted under the stock purchase plan was $7.40 per share for first nine months of fiscal 2008. The weighted-average fair value of rights granted under the stock purchase plan in fiscal 2007 was $5.11 per share for the third quarter and $6.77 per share for the first nine months.

Note 2. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Feb. 24, 2008	May 27, 2007
Receivable allowances:
Doubtful accounts	$1.4	$1.2
Returns and allowances	19.6	31.2
Total receivable allowances	$21.0	$32.4

Inventories:
Raw materials	$10.0	$17.1
Work in process	88.4	109.5
Finished goods	48.0	49.4
Total inventories	$146.4	$176.0

Property, plant and equipment:
Total property, plant and equipment	$2,626.6	$2,719.9
Less accumulated depreciation and amortization	(2,061.8)	(2,136.4)
Property, plant and equipment, net	$564.8	$583.5

Other assets:
Deposits	$15.9	$7.9
Debt issuance costs	9.3	-
Deferred compensation plan assets	52.5	54.3
Other	14.0	7.7
Total other assets	$91.7	$69.9

Accrued expenses:
Payroll and employee related	$89.5	$76.6
Accrued interest payable	16.2	0.1
Severance and restructuring expenses	13.4	2.4
Litigation accruals	-	3.2
Other	42.1	40.4
Total accrued expenses	$161.2	$122.7

(In Millions)	Feb. 24, 2008	May 27, 2007
Other non-current liabilities:
Accrued pension cost	$26.5	$50.1
Deferred compensation plan liability	52.5	54.3
Other	17.2	28.1
Total other non-current liabilities	$96.2	$132.5

Accumulated other comprehensive loss:
Unrealized loss on cash flow hedges	$-	$(0.1)
Defined benefit pension plans	(92.3)	(91.9)
Total accumulated other comprehensive loss	$(92.3)	$(92.0)

Condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007
Other operating expense (income), net:
Net intellectual property income	$(0.1)	$(0.2)	$(0.2)	$(1.2)
Other	0.5	-	-	(1.0)
Total other operating expense (income), net	$0.4	$(0.2)	$(0.2)	$(2.2)

Other non-operating income (expense), net:
Gain (loss) on investments	$(5.4)	$0.1	$(7.1)	$1.1
Charitable contribution	-	-	(0.2)	-
Total other non-operating income (expense), net	$(5.4)	$0.1	$(7.3)	$1.1

Note 3. Statements of Cash Flows Information

	Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$48.6	$1.2
Income taxes	$55.5	$124.0

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$14.2	$1.1
Change in unrealized gain on available-for-sale-securities	$-	$0.3
Acquisition of software under license obligations, net	$-	$0.8

Note 4. Cost Reduction and Restructuring Programs

In January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. We expect substantially all activities related to this action to be completed by the end of the first quarter of fiscal 2009. In connection with this action, we eliminated approximately 200 positions, primarily at our manufacturing plants located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. The majority of the affected employees will depart by the end of fiscal 2008. Severance payment is generally paid 30-60 days after the employee’s actual departure date. As a result, we recorded a total charge of $19.6 million for severance and restructuring in the third quarter of fiscal 2008. Included in this amount were non-cash charges of $4.5 million for the impairment of equipment.

The following table provides further detail of amounts reported as severance and restructuring expenses on the condensed consolidated income statement for the third quarter of fiscal 2008:

(In Millions)	Analog Segment	All Others	Total

Manufacturing restructure:
Severance	$-	$13.1	$13.1
Impairment of equipment	-	4.5	4.5
Other exit-related costs	-	2.0	2.0
Total severance and restructuring expenses	$-	$19.6	$19.6

In June 2007, we entered into an agreement with the landlord of a facility we vacated as part of a previous cost reduction action. The agreement terminated and settled the remaining obligations under the lease agreement for $4.2 million. As a result, we recorded a $1.5 million recovery for the release of the residual accrued balance of the lease obligation.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the first nine months of fiscal 2008:

(In Millions)	Analog Segment	All Others	Total

Manufacturing restructure:
Severance	$-	$13.1	$13.1
Impairment of equipment	-	4.5	4.5
Other exit-related costs	-	2.0	2.0
	-	19.6	19.6
Release of reserves:
Other exit-related costs	$-	$(1.5)	$(1.5)
Total severance and restructuring expenses, net	$-	$18.1	$18.1

After completing the closure of our assembly and test plant in Singapore in early fiscal 2007, we actively engaged in a program to locate a buyer for the facility. In June 2007, we completed the sale of the Singapore facility and its residual equipment for $12.0 million to an unrelated third party. The carrying value of the assets sold was $7.6 million. As a result, we recorded a gain of $3.1 million, which is included in operating results for the first nine months of fiscal 2008, after deducting final transaction costs of $1.3 million. These assets were part of our manufacturing operation, which is not considered an operating segment under SFAS No. 131, but is a corporate group included in the category described as “All Others.”

The following table provides a summary of the activities for the first nine months of fiscal 2008 related to our cost reduction and restructuring actions included in accrued expenses:

	Fiscal 2008 Manufacturing Restructure		Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Other Exit- Related Costs	Severance	Other Exit- Related Costs	Total

Balance at May 27, 2007			$0.5	$6.2	$6.7
Severance and restructuring expenses	$13.1	$2.0	-	-	15.1
Cash payments	(0.6)	(1.5)	(0.3)	(4.5)	(6.9)
Release of residual reserves	-	-	-	(1.5)	(1.5)
Balance at February 24, 2008	$12.5	$0.5	$0.2	$0.2	$13.4

During the first nine months of fiscal 2008, we paid $0.9 million of severance to 10 employees and $6.0 million for other exit-related costs. Other exit-related costs include payment of contract termination penalties as part of the manufacturing restructure announced in January 2008 and payments of lease obligations associated with actions taken in prior years, including the settlement of the lease obligation discussed above. As of February 24, 2008, all of the accrued balance was classified as current.

Note 5. Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balance at May 27, 2007	$40.9	$22.7	$63.6
Reorganization	22.7	(22.7)	-
Reduction in goodwill to recognize acquired tax asset	(3.1)	-	(3.1)
Balance at February 24, 2008	$60.5	$-	$60.5

At the beginning of fiscal 2008, one of our reporting units containing goodwill that was previously reported in the category of “All Others,” was reorganized into a reporting unit that is included in our Analog segment.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal Technologies AG in January 2007 (See Note 7 to the Condensed Consolidated Financial Statements). As a result, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset.

Note 6. Debt

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2007. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. Under the agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock. The agreement expires in October 2008 and we expect to renew it before then.

Our long-term debt consisted of the following:

(In Millions)	Feb. 24, 2008	May 27, 2007

Bank floating rate term loan at 5.33%	$468.8	$-
Senior notes due 2017 at 6.60%	375.0	-
Senior notes due 2012 at 6.15%	375.0	-
Senior floating rate notes due 2010 at 5.24%	250.0	-
Other	22.5	20.6
Total debt	1,491.3	20.6
Less current portion of long-term debt	62.5	-
Long-term debt	$1,428.8	$20.6

In June 2007, we entered into an unsecured bridge credit facility with an affiliate of Goldman, Sachs & Co. (“Goldman Sachs”) for $1.5 billion which was used to finance the accelerated stock repurchase program announced in June 2007 (see Note 9 to the Condensed Consolidated Financial Statements). Interest on the bridge loan was paid weekly at 0.5 percent over the one-week London Interbank Offered Rate, or LIBOR. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured term loan with a consortium of banks funded in July 2007.

The offering of unsecured notes included $250.0 million aggregate principal amount of senior floating rate notes due June 2010, $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million in aggregate principal amount of 6.60 percent senior notes due June 2017. The senior floating rate notes bear interest at 0.25 percent over the three-month LIBOR, with the interest reset and payable quarterly, and are redeemable by us beginning December 15, 2008. Interest on the senior fixed rate notes is payable semi-annually and the notes are redeemable by us at any time.

The $500.0 million unsecured term loan with a consortium of banks matures June 2012 and bears interest at 0.5 percent over the three-month LIBOR (reset quarterly) with principal and interest payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios. As of February 24, 2008, we were in compliance with all covenants.

The aggregate annual maturities of long-term debt at February 24, 2008 are presented in the following table:

(In Millions)
Fiscal year:
Remainder of 2008	$15.6
2009	62.5
2010	62.5
2011	335.0
2012	203.1
2013	437.6
2014 & thereafter	375.0
$1,491.3

The estimated fair value of long-term debt was $1,512.80 million at February 24, 2008.

Note 7. Income Taxes

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

The following table provides a summary of the changes during the first nine months of fiscal 2008 in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the condensed consolidated balance sheet:

(In Millions)

Balance at the beginning of fiscal 2008	$139.1
Settlements and effective settlements with tax authorities	(6.3)
Lapse of applicable statute of limitations	(6.9)
Other changes in unrecognized tax benefits	5.1
Balance at February 24, 2008	$131.0

Interest and penalties related to unrecognized tax benefits are included within income tax expense. The gross amount of interest and penalties accrued was $11.5 million as of the beginning of fiscal 2008 and $14.4 million as of February 24, 2008.

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

We believe that it is reasonably possible that the unrecognized tax benefits related to transfer pricing in international locations for tax years where the statute of limitations expire during the fourth quarter of fiscal 2008 could decrease by as much as $4.7 million by the end of fiscal 2008.

As of February 24, 2008, our federal tax returns for fiscal years 2001 through 2007 remain subject to examination by the IRS, except for fiscal years 2003 and 2004 which are closed to examination. Several state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005. With a few exceptions, tax returns for fiscal years 1998 and after remain subject to examination by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. In general, our international tax returns for fiscal years 2001 and after remain subject to examination.

In 2003, the Internal Revenue Service or IRS completed its examination of our tax returns for fiscal years 1997 through 2000 and issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Our agreement with the Appeals Office of the IRS to settle this matter for a payment of approximately $14.7 million

(exclusive of interest) was approved by the Congressional Joint Committee on Taxation in October 2007 and interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made and the matter is now completed.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal Technologies AG in January 2007. This net operating loss carryover had not been previously recognized since we had concluded that it was more likely than not that the tax benefit would not be realized. As a result of realizing this benefit in the third quarter, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset.

The effective tax rate was lower for the third quarter and first nine months of fiscal 2008 than the expected effective tax rate due to discrete tax benefits recognized during fiscal 2008 that arose primarily from the resolution of international tax inquiries and the expiration of the statute of limitations associated with international tax matters.

Note 8. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany, Japan and Taiwan are presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Service cost of benefits earned during the period	$1.2	$1.5	$4.0	$4.5
Plan participant contributions	(0.3)	(0.3)	(0.9)	(0.9)
Interest cost on projected benefit obligation	3.9	4.1	12.9	12.3
Expected return on plan assets	(4.8)	(4.2)	(16.0)	(12.6)
Net amortization and deferral	1.3	1.7	4.5	4.9
Net periodic pension cost	$1.3	$2.8	$4.5	$8.2

Total contributions paid to these plans during fiscal 2008 were $0.6 million in the third quarter and $28.3 million in the first nine months. Included in the fiscal 2008 contributions is the funding of $26.2 million in July 2007 to establish plan assets under a security trust agreement for the defined benefit pension plan maintained in Germany. Total contributions paid to these plans during fiscal 2007 were $0.9 million in the third quarter and $2.6 million in the first nine months. We currently expect our total fiscal 2008 contribution to these plans to be approximately $34 million.

In August 2007, the defined benefit pension plan that was maintained in Japan was terminated in full and replaced by a defined contribution plan. As a result, we incurred a total charge of $0.2 million for the curtailment and settlement of the defined benefit pension plan and this amount is included in operating results for the first nine months of fiscal 2008.

Note 9. Shareholders’ Equity

Stock Repurchase Program

During the third quarter of fiscal 2008 we continued our stock repurchase activity by repurchasing a total of 5.6 million shares of our common stock for $119.7 million as part of two $500 million stock repurchase programs, one announced in March 2007 and the other in June 2007. All of these shares were repurchased in the open market. In addition, we received final delivery of an additional 7.2 million shares of our common stock upon the completion in December 2007 of the transactions under the $1.5 billion accelerated stock repurchase program announced in June 2007. Through the first nine months of fiscal 2008, we have repurchased a total of 74.2 million shares of our common stock for $1,899.8 million through both the $1.5 billion accelerated stock repurchase program and the two $500 million stock repurchase programs. All shares of our common stock that were repurchased have been cancelled as of February 24, 2008.

In June 2007, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We entered into two separate agreements with Goldman Sachs to conduct the accelerated stock repurchase program. Under one of the agreements, we repurchased from Goldman Sachs, for $1.0 billion, a number of shares of our common stock determined by the volume-weighted average price of the stock during a six month period, subject to provisions establishing minimum and maximum numbers of shares. Under the other agreement, we repurchased shares of our common stock from Goldman Sachs immediately for an initial amount of $500 million. Goldman Sachs purchased an equivalent number of shares of our common stock in the open market over the next six months, and at the end of that period, the initial price was adjusted down based on the volume-weighted average price during the same period. The price adjustment was settled by us, at our option, in shares of our common stock. The $1.5 billion accelerated stock repurchase program was completed in December 2007, with a total of 58.0 million shares repurchased.

The following table provides a summary of the activity under our approved stock repurchase programs and related amounts remaining that are available for future common stock repurchases:

	Stock Repurchase Programs
	June	Accelerated	March
(In Millions)	2007	Stock Repurchase	2007	Total
Balance at May 27, 2007	$-	$-	$379.3	$379.3
Approval of new program	500.0	1,500.0	-	2,000.0
Common stock repurchases	(20.5)	(1,500.0)	(379.3)	(1,899.8)
Balance at February 24, 2008	$479.5	$-	$-	$479.5

There is no expiration date for any of the repurchase programs. From the end of the third quarter of fiscal 2008 through March 28, 2008, we repurchased a total of 5.8 million shares in the open market for $106.6 million. These repurchases were made as part of the stock repurchase program announced in June 2007.

Dividends

On March 6, 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock which will be paid on April 7, 2008 to shareholders of record at the close of business on March 17, 2008. We paid a total of $14.9 million in cash dividends ($0.06 per outstanding share of common stock) in the third quarter of fiscal 2008 and a total of $36.2 million in the first nine months of fiscal 2008. In fiscal 2007, we paid cash dividends of $12.7 million ($0.04 per outstanding share of common stock) in the third quarter and $32.5 million in the first nine months.

Note 10. Share-Based Compensation Plans

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

The terms of the EEP provide that options granted shall have an exercise price equal to the closing market price of our common stock on the date of grant. The EEP provides that options can vest six months after grant, with a minimum full vesting period of three years, and an expiration date no later than six years and one day after being granted. Under the EEP, restricted stock and restricted stock units, both of which are subject to restrictions, may also be granted to employees. These restrictions may be based exclusively on the passage of time or may also include performance conditions and the minimum performance period is one year. As with options under the EEP, both vesting of restricted stock and restricted stock units can begin to occur six months after grant, the minimum full vesting period is three years, and the awards have an expiration date no later than six years and one day after being granted. For performance based restricted stock units, the number of shares actually issued upon completion of the restriction period will vary in accordance with the performance level achieved during the performance period.

In September 2007, the 2005 Executive Officer Equity Plan (“EOEP”), as amended, was approved by our shareholders. As amended, the EOEP authorizes an additional 3.0 million shares for the EOEP, of which up to 1.5 million shares may be issued in connection with performance share units and the remaining shares may be used in connection with options. The EOEP no longer permits the issuance of shares to executive officers through stock appreciation rights.

For further information on our other share-based compensation plans, see Note 13 to the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the 2007 fiscal year ended May 27, 2007.

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (including the EEP, but excluding the director stock option plan under which new options can no longer be granted) during the first nine months of fiscal 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 27, 2007	55.2	$18.29
Granted	6.6	$27.40
Exercised	(5.0)	$13.24
Forfeited	(0.7)	$24.97
Expired	(0.4)	$28.49
Outstanding at February 24, 2008	55.7	$19.68

The total intrinsic value of options exercised in fiscal 2008 was $4.3 million in the third quarter and $71.2 million in the first nine months. The total intrinsic value of options exercised in fiscal 2007 was $12.0 million in the third quarter and $36.7 million in the first nine months. Total unrecognized compensation cost related to stock option grants as of February 24, 2008 was $84.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table provides additional information about total options outstanding under the stock option plans (including the EEP, but excluding the director stock option plan) at February 24, 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	54.4	$19.54	$ 122.5	3.2

Currently exercisable	43.5	$18.08	$ 122.4	2.8

Other Stock Plans

The following table provides a summary of activity during the first nine months of fiscal 2008 for non-vested restricted shares and units granted under the Restricted Stock Plan and the EEP, but excluding units granted with performance based restrictions:

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 27, 2007	450.7	$22.62
Granted/Issued	122.9	$25.56
Vested	(70.2)	$17.75
Forfeited	(10.0)	$28.39
Outstanding at February 24, 2008	493.4	$23.93

The total fair value of restricted shares vested in fiscal 2008 was $0.1 million in the third quarter and $1.6 million in the first nine months. The total fair value of restricted shares vested in fiscal 2007 was $2.3 million in the third quarter and $3.6 million in the first nine months. Total unrecognized compensation cost related to non-vested restricted shares granted under the Restricted Stock Plan and the EEP as of February 24, 2008 was $6.8 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Under the director stock plan, we issued a total of 102,092 shares to our directors in the first nine months of fiscal 2008. Total unrecognized compensation cost as of February 24, 2008 related to non-vested awards granted under this plan was $0.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Under the EOEP, options for 100,000 shares of common stock were granted in the third quarter and options for 520,000 shares of common stock were granted in the first nine months of fiscal 2008. These options are included in the amounts presented in the table above that summarizes stock option activity. We also issued 1.0 million shares of common stock in payment of performance share units under the plan upon the completion of the first performance period that was measured in July 2007. Targets for a third performance period were established in July 2007 and will be measured after the end of fiscal 2009. Total unrecognized compensation cost related to performance share units not yet vested as of February 24, 2008 was $10.0 million, which is expected to be recognized over a weighted-average period of 1.3 years.

Note 11. Segment Information

The following table presents information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended February 24, 2008:
Net sales to unaffiliated customers	$443.1	$10.3	$453.4

Segment income (loss) before taxes	$120.9	$(34.0)	$86.9

Three months ended February 25, 2007:
Net Sales to unaffiliated customers	$421.2	$9.8	$431.0

Segment income (loss) before taxes	$104.7	$(9.9)	$94.8

Nine months ended February 24, 2008:
Net sales to unaffiliated customers	$1,388.6	$35.3	$1,423.9

Segment income (loss) before taxes	$386.5	$(47.5)	$339.0

Nine months ended February 25, 2007:
Net sales to unaffiliated customers	$1,380.1	$93.9	$1,474.0

Segment income before taxes	$405.6	$0.1	$405.7

The information in the table above for fiscal 2007 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2008.

Note 12. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the third quarter and first nine months of fiscal 2008.

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

Tax Matters

The IRS completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 (exclusive of interest), and this settlement was approved by the Congressional Joint Committee on Taxation in October 2007. Interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made, the matter is now completed and the final resolution of this matter did not have a material effect on our financial statements.

We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the United States by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements. For more information on our tax audits, see Note 7 to the Condensed Consolidated Financial Statements.

Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Securities Exchange Act of 1934 from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. We have completed discovery in the case in the district court and filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the district court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the district court issued its ruling on the motion for summary judgment, ruling in our favor and granting our motion for summary judgment. The plaintiff has appealed the district court’s ruling granting our motion for summary judgment and the argument on the appeal was heard in the 3rd Circuit Court of Appeals on March 24, 2008. We intend to continue to contest the case through all available means.

In September 2002, iTech Group (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in late August 2005. We appealed the case and the appeals court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for retrial or other disposition. After the opinion of the appeals court had become final, we paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees for the appeal. The case was settled in October 2007 shortly before retrial scheduled for November 2007. Under the settlement, we paid $6.5 million to iTech in exchange for a release of all claims related to the litigation and dismissal of the case. At the time of the settlement, we had already accrued a charge of $3.2 million to cover the damages (excluding attorney’s fees) awarded to iTech under the trial court’s original order; the charge for the additional $3.3 million due for the settlement was recorded in the first nine months of fiscal 2008. The matter is now concluded.

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

Contingencies – Other

In connection with our past divestitures, we have routinely provided indemnities to cover the indemnified party for matters such as environmental, tax, product and employee liabilities. We also routinely include intellectual property indemnification provisions in our terms of sale, development agreements and technology licenses with third parties. Since maximum obligations are not explicitly stated in these indemnification provisions, the potential amount of future maximum payments cannot be reasonably estimated. To date we have incurred minimal losses associated with these indemnification obligations and we cannot estimate any future liability. As a result, we have not recorded any liabilities in our consolidated financial statements.

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

A large portion of our sales comes from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, portability, better audio, sharper images and higher performance in electronic systems, with energy efficiency currently a particular focus. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 98 percent of our sales in the first nine months of fiscal 2008 was generated from Analog segment sales, compared to approximately 94 percent in the first nine months of fiscal 2007. For more information on our business, see Part I, Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

1.	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 54 percent of our semiconductor product sales were made to distributors in both the first nine months of fiscal 2008 and the first nine months of fiscal 2007. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to reported operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $1.1 million in the first nine months of fiscal 2008 and $1.7 million in the first nine months of fiscal 2007.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.3 million in the first nine months of fiscal 2008 and $2.3 million in the first nine months of fiscal 2007. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units with goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of February 24, 2008 our reporting units with goodwill include our advanced power, ASIC & telecom, data conversion, displays, high voltage, interface, ISP, non-audio amplifier and portable core business units, which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

4.	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to Malaysia, as we have concluded that a significant portion of the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the United States and international jurisdictions or changes in our tax structure may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded; such an adjustment could have a material impact on the tax expense for the fiscal year.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FIN 48, which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by FIN 48 will continue to require significant judgment by management. Resolution of these uncertainties in a manner inconsistent with our expectations could have a material impact on income tax expense.

5.	Share-Based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. When we began to record compensation expense for share-based payment awards at the beginning of fiscal 2007, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded.

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

We also grant performance share units to executive officers that require us to estimate expected achievement of performance targets over a two-year performance period. This estimate involves judgment regarding future expectations of various financial performance measures such as those described in the overview section below. If our estimate of the level of financial performance measures expected to be ultimately achieved changes, the related share-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

Overview

We continue to focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In the first nine months of fiscal 2008, approximately 98 percent of our total sales came from our Analog segment, compared to 94 percent in the first nine months of fiscal 2007. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, especially as it pertains to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Although higher sales in the third quarter of fiscal 2008 compared to sales in the third quarter of fiscal 2007 contributed to higher gross margin percentage in the third quarter of fiscal 2008, we also achieved a higher gross margin percentage on lower sales in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Gross margin of 64.3 percent in the third quarter of fiscal 2008 remained very close to gross margin of 64.4 percent in the second quarter of fiscal 2008 even though sales were down approximately 9 percent sequentially as our business was affected by lower-than-expected shipments into the wireless handset and personal mobile device markets. Our performance in gross margin percentage is attributable to continuing improvement in our sales mix of higher-value analog products, as well as improvements in manufacturing execution and efficiencies relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency.

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

We continued our stock repurchase activity during the third quarter of fiscal 2008 by repurchasing a total of 5.6 million shares of our common stock in the quarter for $119.7 million as part of two $500 million stock repurchase programs, one announced in March 2007 and the other in June 2007. All of these shares were purchased in the open market. In addition, we received final delivery of an additional 7.2 million shares of our common stock upon the completion in December 2007 of the transactions under the $1.5 billion accelerated stock repurchase program announced in June 2007. For the first nine months of fiscal 2008 we have repurchased a total of 74.2 million shares of our common stock for $1,899.8 million through both the $1.5 billion accelerated stock repurchase program and the two $500 million stock repurchase programs. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. See Note 9 to the Condensed Consolidated Financial Statements for a more complete discussion of the stock repurchase program. See also Note 6 to the Condensed Consolidated Financial Statements for a more complete discussion of the debt we undertook as part of the accelerated stock repurchase program.

We also continued with the dividend program in the third quarter of fiscal 2008 during which time we paid a total of $14.9 million in cash dividends ($0.06 per outstanding share of common stock). Through the first nine months of fiscal 2008, we have paid a total of $36.2 million in cash dividends. On March 6, 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock. This cash dividend will be paid on April 7, 2008 to shareholders of record at the close of business on March 17, 2008.

The following table and discussion provide an overview of our operating results for the third quarter and first nine months of fiscal 2008 and 2007:

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 24, 2008	% Change	Feb. 25, 2007	Feb. 24, 2008	% Change	Feb. 25, 2007

Net sales	$453.4	5.2%	$431.0	$1,423.9	(3.4%)	$1,474.0
Gross margin	$291.7		$257.7	$909.8		$887.4
As a % of net sales	64.3%		59.8%	63.9%		60.2%
Operating income	$107.2		$85.7	$383.2		$375.6
As a % of net sales	23.6%		19.9%	26.9%		25.5%
Net income	$72.9		$73.7	$249.1		$285.2
As a % of net sales	16.1%		17.1%	17.5%		19.3%

Net income for the third quarter of fiscal 2008 includes a charge of $19.6 million for severance and restructuring expenses related to a factory modernization effort announced in January 2008 (See Note 4 to the Condensed Consolidated Financial Statements) and other operating expenses of $0.4 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition, net income for the third quarter of fiscal 2008 includes $12.4 million of discrete tax benefits that were recognized in the quarter. In addition to these amounts, net income for the first nine months of fiscal 2008 includes a charge of $3.3 million related to settlement of a legal matter, a gain of $3.1 million from the sale of the Singapore plant assets, a recovery of $1.5 million arising from the release of a restructuring-related accrual (See Note 4 to the Condensed Consolidated Financial Statements) and an additional $0.6 million of other operating income (See Note 2 to the Condensed Consolidated Financial Statements). Net income for the third quarter of fiscal 2007 included a $6.1 million charge for in-process research and development related to the acquisition of Xignal Technologies AG and other operating income of $0.2 million (See Note 2 to the Condensed Consolidated Financial Statements). In addition to these amounts, net income for the first nine months of fiscal 2007 included a charge of $4.0 million related to severance and restructuring expenses plus an additional $2.0 million of other operating income (See Note 2 to the Condensed Consolidated Financial Statements). Aside from the discrete tax benefits, all of the charges and credits described above are pretax amounts.

Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair values. Our operating results include the recognition of share-based compensation expense, which totaled $22.4 million in the third quarter of fiscal 2008 compared to $29.5 million in the third quarter of fiscal 2007. In the first nine months of fiscal 2008, share-based compensation expense was $70.0 million compared to $86.6 million in the first nine months of fiscal 2007. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. See also Note 1 and Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense for the third quarter and first nine months of fiscal 2008 and 2007.

Net Sales

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 24, 2008	% Change	Feb. 25, 2007	Feb. 24, 2008	% Change	Feb. 25, 2007

Analog segment	$443.1	5.2%	$421.2	$1,388.6	0.6%	$1,380.1
As a % of net sales	97.7%		97.7%	97.5%		93.6%
All others	$10.3	5.1%	$9.8	$35.3	(62.4%)	$93.9
As a % of net sales	2.3%		2.3%	2.5%		6.4%
Total net sales	$453.4		$431.0	$1,423.9		$1,474.0
	100.0%		100.0%	100.0%		100.0%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 27, 2007 and Note 11 to the Condensed Consolidated Financial Statements included in this Form 10-Q.

The increase in Analog segment sales in the third quarter and first nine months of fiscal 2008, compared to the third quarter and first nine months of fiscal 2007, reflects increased sales since a year ago for new analog products, primarily in the wireless handset and personal mobile device markets where we have experienced growth due to feature-rich devices that utilize our analog solutions to enable features as well as enhance power efficiency and battery life. Analog segment unit shipments were slightly higher by 1 percent in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, but decreased 3 percent in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. Analog segment blended-average selling prices increased 5 percent in the third quarter and 3 percent in the first nine months of fiscal 2008 over the corresponding periods of fiscal 2007, driven mainly by improved sales mix from higher-value analog products.

Within the Analog segment, sales from our amplifiers business units (including audio amplifier products) in fiscal 2008 grew 5 percent in the third quarter and 11 percent in the first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007. Sales from our power management business units were also up by 3 percent in the third quarter and 1 percent in the first nine months of fiscal 2008 compared to the corresponding periods of fiscal 2007. In addition, sales from our interface and data conversion business units increased in the third quarter of fiscal 2008 by 8 percent and 3 percent, respectively, but sales decreased in the first nine months of fiscal 2008 by 12 percent and 8 percent, respectively, compared to the corresponding periods of fiscal 2007.

Although sales for other operating business units included in the category described as “All Others,” were slightly higher in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, sales were lower in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007 primarily due to a decline in foundry sales related to businesses that had been previously sold.

Gross Margin

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 24, 2008	% Change	Feb. 25, 2007	Feb. 24, 2008	% Change	Feb. 25, 2007

Net Sales	$453.4	5.2%	$431.0	$1,423.9	(3.4%)	$1,474.0
Cost of sales	161.7	(6.7%)	173.3	514.1	(12.4%)	586.6
Gross margin	$291.7		$257.7	$909.8		$887.4
As a % of net sales	64.3%		59.8%	63.9%		60.2%

We achieved higher gross margin percentages in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007. The higher gross margin percentage was largely due to improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average selling prices in fiscal 2008 were higher compared to fiscal 2007. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Gross margin percentage in the third quarter of fiscal 2008 compared to the third quarter of 2007 also benefited from improvements in manufacturing efficiencies and execution relative to the level of factory utilization. Share-based compensation expense included in gross margin for fiscal 2008 was $5.2 million in the third quarter and $15.6 million in the first nine months compared to fiscal 2007 which was $6.5 million in the third quarter and $15.6 million in the first nine months.

Research and Development

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 24, 2008	% Change	Feb. 25, 2007	Feb. 24, 2008	% Change	Feb. 25, 2007

Research and development	$87.1	(2.9%)	$89.7	$272.8	1.8%	$268.0
As a % of net sales	19.2%		20.8%	19.2%		18.2%

Although we have continued to increase our investment in research and development on analog product areas, research and development expenses were lower in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007, mainly due to a decrease in share-based compensation expense. There was also a drop in spending for non-analog products that was not completely offset by increased spending in analog product areas. Nevertheless, R&D expenses were higher in the first nine months of fiscal 2008 compared to the first nine months of fiscal 2007. The increase reflects higher spending associated with the acquisition of Xignal Technologies AG in January 2007, as well as higher payroll and employee benefit expenses. Share-based compensation expense included in R&D expense for fiscal 2008 was $6.6 million in the third quarter and $21.3 million in the first nine months compared to fiscal 2007 which was $8.4 million in the third quarter and $24.7 million in the first nine months. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During the first nine months of fiscal 2008, research and development spending in the Analog segment was 2 percent higher compared to the first nine months of fiscal 2007 and we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. A significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 24, 2008	% Change	Feb. 25, 2007	Feb. 24, 2008	% Change	Feb. 25, 2007

Selling, general and administrative	$77.4	1.3%	$76.4	$235.7	(0.1%)	$235.9
As a % of net sales	17.1%		17.7%	16.6%		16.0%

Selling, general and administrative expenses in the third quarter of fiscal 2008 include a $5.4 million credit that represents a reduction in the liability for the employee deferred compensation plan due to the decline in the market value of the corresponding investment assets for the plan. Until recently, the effect from a change in the market value of these same investment assets has not been significant. Excluding the effect of this credit, SG&A expenses were higher in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007. The increase was primarily due to higher payroll and employee benefit expenses, which more than offset a decrease in share-based compensation expense. Share-based compensation expense for fiscal 2008 included in SG&A expenses was $10.6 million in the third quarter and $33.1 million in the first nine months compared to fiscal 2007 which was $14.6 million in third quarter and $46.3 million in the first nine months. We focus on managing our cost structure, including SG&A expenses, in line with our overall business model objectives, as well as current business conditions.

Severance and Restructuring Expenses

In January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. In connection with this action, we eliminated approximately 200 positions, primarily at our manufacturing plants located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. As a result, we recorded a charge of $19.6 million for severance and restructuring expenses in the third quarter of fiscal 2008. Severance and restructuring expenses for the first nine months of fiscal 2008 also include a recovery of $1.5 million for the release of the residual accrued balance of a settled lease obligation. See Note 4 to the Condensed Consolidated Financial Statements for a more complete discussion.

Interest Income

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Interest income	$7.7	$9.4	$29.0	$30.3

The decrease in interest income for the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 is due to lower interest rates on lower average cash balances.

Interest Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb 24, 2008	Feb 25, 2007

Interest expense	$22.6	$0.4	$65.9	$1.3

The increase in interest expense in the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 is due to substantially higher debt balances associated with the debt transactions completed in the first quarter of fiscal 2008 as part of the financing for our accelerated stock repurchase (See Note 6 to the Condensed Consolidated Financial Statements for a more complete discussion). Since some of our overall debt has floating interest rates, changes in the reference interest rates that correspond to that debt will affect future interest expense.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Gain (loss) on investments	$(5.4)	$0.1	$(7.1)	$1.1
Charitable contribution	-	-	(0.2)	-
Total other non-operating income (expense), net	$(5.4)	$0.1	$(7.3)	$1.1

The components of other non-operating expense, net are primarily derived from activities related to investments. The loss on investments of $5.4 million in the third quarter of fiscal year 2008 represents a decline in the market value of the investment assets held in the trust for the employee deferred compensation plan. See the discussion of a corresponding $5.4 million credit included in SG&A expenses pertaining to the liability that relates to the deferred compensation plan investments contained in the paragraph, “Selling, General and Administrative.” The decline in the market value of the investment assets held in the same trust for the first nine months of fiscal 2008 was $7.3 million, which was partially offset by a $0.2 million gain from other investments not associated with the deferred compensation plan. The gain on investments in the third quarter and first nine months of fiscal 2007 reflects an increase in the market value of the investment assets held in the trust for the employee deferred compensation plan.

Income Tax Expense

`	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007	Feb. 24, 2008	Feb. 25, 2007

Income tax expense	$14.0	$21.1	$89.9	$120.5
Effective tax rate	16.1%	22.3%	26.5%	29.7%

The effective tax rate was lower for the third quarter and first nine months of fiscal 2008 compared to the third quarter and first nine months of fiscal 2007 due to an increase in discrete tax benefits recognized during the period that arose primarily from the resolution of international tax inquiries and the expiration of the statute of limitations associated with international tax matters. For the third quarter and first nine months of fiscal 2007, the effective tax rate included tax benefits from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007.

Financial Market Risks

Since a portion of our long-term debt has floating interest rates, an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the LIBOR of one percentage point would result in a corresponding change in our interest expense of up to approximately $7.2 million annually. Although interest rates decreased in the third quarter of fiscal 2008, there is no guarantee that rates will continue to decrease. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

Liquidity and Capital Resources

	Nine Months Ended
(In Millions)	Feb. 24, 2008	Feb. 25, 2007

Net cash provided by operating activities	$518.1	$431.2
Net cash (used in) provided by investing activities	(70.0)	8.9
Net cash used in financing activities	(405.7)	(594.6)
Net change in cash and cash equivalents	$42.4	$(154.5)

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2008 and 2007 are described below:

During the first nine months of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive impact from changes in working capital components. Changes in working capital that had a positive effect were attributable to an increase in accounts payable and accrued expenses due to the accrual of interest arising from the long-term debt, an increase in income taxes, and decreases in inventories and other current assets. The decrease in other current assets primarily reflects the refund of certain operating lease deposits upon exercising the option to purchase the related equipment. This was partially offset by a decrease in other non-current liabilities primarily due to a contribution we made to one of our defined benefit pension plans. In the first nine months of fiscal 2007, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially offset by the negative impact from changes in working capital components.

The primary use of cash for investing activities in the first nine months of fiscal 2008 was the purchase of property, plant and equipment of $79.3 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.5 million. The primary source of cash generated from investing activities in the first nine months of fiscal 2007 was the sale and maturity of available-for-sale securities of $110.8 million, which was offset by investment in property, plant and equipment of $88.3 million, mainly representing the purchase of machinery and equipment.

The primary use of cash for financing activities in the first nine months of fiscal 2008 was for the repurchase of 74.2 million shares of our common stock for $1,899.8 million, which includes the delivery of 58.0 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were purchased in the open market. We also used cash for financing activities for the payments of $36.2 million for cash dividends, $31.2 million on the bank term loan and $14.2 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1,489.4 million (net of issuance costs) that came from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering in June 2007 and a $500.0 million unsecured credit facility with a consortium of banks funded in July 2007. Cash proceeds also included $81.2 million from the issuance of common stock under employee benefit plans. In connection with the accelerated stock repurchase program, financing activities in the first nine months of fiscal 2008 also reflect the funds received from a $1.5 billion unsecured bridge credit facility that was used to finance the accelerated stock repurchase and its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks. The primary use of cash for financing activities in the first nine months of fiscal 2007 was for the repurchase of 26.0 million shares of our common stock in the open market for $603.8 million, and payments of $32.5 million for cash dividends and $8.7 million for software license obligations. These amounts were partially offset by proceeds of $44.5 million from the issuance of common stock under employee benefit plans.

On March 6, 2008 our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock which will be paid on April 7, 2008 to shareholders of record at the close of business on March 17, 2008.

We foresee continuing cash outlays for plant and equipment in fiscal 2008 and into fiscal 2009, with our primary focus on analog capabilities at our existing sites. As a result, we expect our fiscal 2008 capital expenditures to be slightly higher than the fiscal 2007 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for the remainder of fiscal 2008, as well as the declared dividend, the stock repurchase program; and principal and interest payments due on long-term debt.

Our cash balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments due to the current downturn in the financial market. However, major declines in financial markets could possibly cause reductions in our cash equivalents and marketable investments in the future.

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. This Statement is effective beginning in our third quarter of fiscal 2009. We are currently evaluating this Statement and have not yet fully determined its effect on our consolidated financial statements.

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-1 and FSP No. FAS 157-2. FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-1 will be effective beginning in our first quarter of fiscal 2009 upon adoption of SFAS No. 157 and FSP No. 157-2 is effective immediately. We are continuing to evaluate SFAS No. 157, which will become effective beginning in our first quarter of fiscal 2009, and have not yet determined whether it will result in a change to our fair value measurements.

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

In December 2007, the Financial Accounting Standards Board issued SFAS No. 141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements.” These new standards represent the outcome of the FASB’s joint project with the International Accounting Standards Board and are intended to improve, simplify and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

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

Both SFAS No. 141(R) and SFAS No. 160 are effective beginning in our fiscal 2010. SFAS No. 141 (R) will be applied to business combinations that are consummated beginning in fiscal 2010, and SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before fiscal 2010. We are currently evaluating these Statements and have not yet determined their effect on our consolidated financial statements.

In June 2007, the Financial Accounting Standards Board ratified EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The EITF requires non-refundable advance payments to acquire goods or pay for services that will be consumed or performed in a future period in conducting R&D activities to be recorded as an asset and recognized as an expense when the R&D activities are performed. The EITF will be applied prospectively to new contractual arrangements entered into beginning in our fiscal 2009. We currently recognize these non-refundable advanced payments as an expense upon payment. The adoption of EITF 07-3 is not expected to have a significant effect on our consolidated financial statements.

Outlook

During the first half of fiscal 2008, we experienced sequential quarterly growth in sales for each of the first two quarters as demand for our new analog products increased, particularly in the wireless handset and personal mobile device markets where we have experienced growth opportunities over the past year due to positive market trends combined with our successful penetration into feature-rich devices in those markets. However, in the third quarter of fiscal 2008 our business was affected by holiday seasonality, as well as lower-than-expected shipments into the wireless handset and personal mobile device markets, causing third quarter sales to decline 9 percent sequentially from the second quarter.

New orders in the third quarter of fiscal 2008 also declined sequentially and were below our original expectations, in part due to lower-than-expected turns orders, which are orders received with delivery requested in the same quarter. For most of December and January, there was a slowdown in new orders as customers, particularly in the wireless and personal mobile device markets, decided they had sufficient inventory for the demand levels they were seeing. Some orders were also pushed out during the third quarter of fiscal 2008, contributing to lower sales in the quarter. By the latter part of the fiscal 2008 third quarter, we saw order rates return to more normal levels, but not enough to fully offset the weakness earlier in the quarter. Distributor resales declined in the third quarter of fiscal 2008, most significantly in the Asia Pacific region due to lower demand from Asian handset companies, as well as holiday seasonality. Distributor resales in the Americas and Europe region were also down mainly due to the holidays as expected. Ending distributor inventories worldwide were slightly higher compared to the prior quarter. As we entered the fourth quarter of fiscal 2008, our opening 13-week backlog was lower than it was when we began the third quarter of fiscal 2008. Based on the level of activity in the latter part of the fiscal 2008 third quarter, we expect total orders to improve in the fourth quarter of fiscal 2008, including higher turns orders from distributors due to expected seasonal improvements in distributor resales.

Considering all factors, including those described above, we provided guidance for net sales in the fourth quarter of fiscal 2008 to be in the range of $440 million to $460 million. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. Based on this range for net sales, we expect gross margin percentage to range from the high 63’s to the low 64’s. Our estimates include approximately $4 million of share-based compensation expense that is expected to be in cost of sales for the fourth quarter of fiscal 2008. If there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted. Operating expenses are expected to be slightly higher than third quarter levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 27, 2007 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 27, 2007. Except as discussed under the subheading “Financial Market Risks” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of this Form 10-Q, there have been no material changes in market risk from the information reported in these sections.

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

Changes in internal controls

As part of our continuing efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal controls over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2008 which is covered by this report, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Further, because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of control effectiveness in future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently are a party to various legal proceedings. While we believe that the ultimate outcome of these various proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position or overall trends in results of operations, litigation is always subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include money damages or an injunction prohibiting us from selling one or more of our products. Were an unfavorable ruling to occur, there exists the possibility of a material adverse impact on the net income of the period in which the ruling occurs, and future periods. Information on our existing material legal proceedings is provided in our Form 10-K for the fiscal year ended May 27, 2007 and in our Form 10-Q for the quarters ended August 26, 2007 and November 25, 2007. Except as described below, there have been no material developments in the legal proceedings described in those filings:

1.

The IRS completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustments through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 million (exclusive of interest). The settlement was approved by the Congressional Joint Committee on Taxation in October 2007 and interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made and the matter is now concluded.

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

During the first nine months of fiscal 2008, approximately 80 percent of our revenues were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the United Kingdom, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in the third quarter or first nine months of fiscal 2008, one or more of these factors has had an adverse effect on us in the past and could have a material adverse effect on us in the future.

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

The wireless handset market continues to be a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, there is no assurance that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can affect our business and operating results. For example, during the third quarter of fiscal 2008, we experienced declines in revenues as compared to the second quarter of fiscal 2008; these declines came primarily from declines in revenues from products intended for wireless handsets and other portable electronic devices.

Reduced consumer or corporate spending due to uncertainties in the macroeconomic environment could adversely affect our revenues and gross margins.

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize due to reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as continuing increases in oil prices, fluctuations in interest rates, subprime mortgage failures, or otherwise, our revenues and gross margins could be adversely affected. As noted above, the decline in revenues in the third quarter of fiscal 2008 compared to the second quarter of fiscal 2008 is primarily attributable to declines in revenues for products for the consumer markets of wireless handsets and other portable electronic devices.

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

We make forecasts of customer demand that may be inaccurate.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to and high costs of these items, as well as the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the third quarter or first nine months of fiscal 2008, we have had difficulties in the past and could experience them in the future.

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

On June 7, 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay indebtedness under the bridge credit facility. As a result, our total liabilities at the end of the third fiscal quarter ended February 24, 2008 were $1,988.6 million. This increase from fiscal 2007 and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we have additional cash requirements in order to support the payment of interest on our outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited particularly in light of current credit market conditions; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually decreased in the third quarter of fiscal 2008, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. These agreements, however, increase our risks as to the other parties to the agreements not performing or that the agreements could be unenforceable or unfavorable to us depending on rate movements.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings we are involved with is contained in Note 12 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

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

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Continued increases in oil prices, as well as spreading subprime mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the third quarter of fiscal 2008 covered by this report, we did not make any unregistered sales of our securities.

(c)	The following table summarizes purchases we made of our common stock during the third quarter of fiscal 2008:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month #1 November 26, 2007 – December 25, 2007	1,481,667	$23.51	1,480,800	$564 million
Month #2 December 26, 2007 – January 25, 2008	4,119,304	$20.59	4,119,200	$480 million
Month #3 January 26, 2008 – February 24, 2008	5,705	$18.29	-	$480 million
Total	5,606,676		5,600,000

(1)

Includes 5,705 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 971 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2)

Purchases during the third quarter were made as part of two repurchase programs: the $500 million stock repurchase program announced on March 8, 2007 and the $500 million stock repurchase program announced on June 7, 2007. With respect to the $1.5 billion accelerated repurchase program announced on June 7, 2007, final delivery from Goldman Sachs of approximately 7.2 million additional shares was made in November and December 2007. Delivery of these shares was made under the terms of the agreements entered into with Goldman Sachs in connection with the accelerated repurchase program. As of February 24, 2008, $480 million of the $500 million stock repurchase program announced on June 7, 2007 remains available for future stock repurchases. There is no expiration date for this repurchase program.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2007. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. Under the agreement, we are no longer required to maintain certain levels of tangible net worth, a requirement that previously restricted the amounts available for the payment of dividends on common stock. The agreement expires in October 2008 and we expect to renew it before then.

The $500 million unsecured credit agreement we entered into in July 2007 with a syndicate of banks for a five-year term loan contains restrictive covenants, conditions and default provisions that require the maintenance of financial ratios, but does not contain any minimum working capital requirements or restrictions on the payment of dividends on common stock.

ITEM 5. OTHER INFORMATION

(a)

Subsequent to the filing of our Current Report on Form 8-K on March 6, 2008 that included our news release in which we furnished our unaudited financial results for the quarter ended February 24, 2008, information became available to us concerning the requirement to recognize in the current period results an additional amount of tax benefit under FIN 48. This has resulted in a difference between the financial statements contained in this Quarterly Report on Form 10-Q from the information furnished in the March 6, 2008 news release. We have made an adjustment to reduce income tax expense by $1.7 million for the third quarter and first nine months of fiscal 2008 which increased net income by $1.7 million for the third quarter and first nine months of fiscal 2008 from the amounts included in the March 6, 2008 news release. Basic and diluted earnings per share for the third quarter increased to $0.30 per share and $0.29 per share, respectively. Basic and diluted earnings per share for the first nine months of fiscal 2008 were unchanged.

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

NATIONAL SEMICONDUCTOR CORPORATION

Date: March 28, 2008	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 28, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: March 28, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 24, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chairman and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 24, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 28, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer