Form 10-K
period 2008-05-25
NATIONAL SEMICONDUCTOR CORP
filed 2008-07-23
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 25, 2008.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of November 23, 2007, was approximately $3,854,895,618 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of June 20, 2008 was 232,802,163 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 25, 2008	Part III

NATIONAL SEMICONDUCTOR CORPORATION

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K “Item 1A: Risk Factors” and the business outlook section in Part II of Form 10-K “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions of and investments in other companies, and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on “Risk Factors” that appears in Part I, Item 1A of this 2008 Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

Overview

We are one of the world's leading semiconductor companies focused on analog and mixed-signal integrated circuits. Founded in 1959, we design, develop, manufacture and market high-value, high-performance, analog-intensive solutions that provide more energy efficiency, greater portability, better audio, sharper images and higher performance in electronic systems. We have a diversified product portfolio which includes products such as power management circuits, audio and operational amplifiers, display drivers, communication interface products, and data conversion solutions. Our portfolio of over 13,000 products is sold to a diversified group of end-customers. Energy-efficiency is our overarching theme and our Powerwise® products enable systems that consume less power, extend battery life and generate less heat. We target a broad range of markets and applications such as:

•	wireless handsets	•	automotive applications
•	wireless basestations	•	factory and office automation
•	networks	•	medical applications
•	industrial markets	•	photovoltaic systems
•	a broad range of portable applications

We benefit from an extensive intellectual property portfolio that includes more than 3,000 patents. We are focused on supporting the innovation needed for a strong new product development pipeline. For fiscal 2008, our net sales were $1.9 billion, our operating income was $509.1 million and our net income was $332.3 million.

A large portion of our sales come from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Standard linear products are defined by WSTS as amplifiers, data converters, regulators and references (power management), and interface products, representing the fundamental circuits that electronic systems need in order to deal with continuously varying signals of the real world, such as light, sound, pressure, temperature and speed. Within the standard linear analog market, our greatest strengths have historically been in the power management, amplifier, and interface areas. We focus on high performance opportunities within the standard linear market, as high performance integrated circuits both have the most stringent performance requirements, enabling us to add the most value to our customers, and tend to be more proprietary in nature, typically resulting in higher gross margins.

Approximately 98 percent of our revenue in fiscal 2008 was generated from analog-based products. Our operations are organized into two groups: the Power Management Group and the Signal Path Group. The Power Management Group is responsible primarily for designing and developing a wide range of integrated circuits that convert and regulate voltages to ensure that electronic systems operate to their fullest potential with the lowest overall power consumption or the highest energy efficiency. The Signal Path Group primarily supplies integrated circuits that handle the requisite analog technology for information or data as it travels from the point where it enters the electronic system, and is conditioned, converted and processed to the point where it is sent out. In addition to providing real world interfaces, these products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed interfacing applications.

National was incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our common stock is listed on the New York Stock Exchange under the trading symbol "NSM." Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2008 refer to our fiscal year ended May 25, 2008. References to fiscal 2007 refer to our fiscal year ended May 27, 2007 and references to fiscal 2006 refer to our fiscal year ended May 28, 2006. Our fiscal 2008, 2007 and 2006 each were 52-week years. On our "Investor Relations" website, located at www.national.com, we post the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

Recent Highlights

Throughout fiscal 2008, we continued to focus on analog product areas, particularly higher-performance, higher-value areas where we are able to leverage the increasing need for energy efficiency. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives, as well as pursue acquisitions or business investments to gain access to key technologies that we believe augment our existing technical capability and support our business objectives. For example, in January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. In April 2008, we announced a workforce reduction, primarily in product line and support functions, as part of our effort to strategically align resources in connection with our focus on accelerating revenue growth in key market areas that require better power management and energy efficiency.

In June 2007, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We entered into two agreements with Goldman, Sachs & Co. (Goldman Sachs) to conduct the accelerated stock repurchase program. See Note 12 to the Consolidated Financial Statements for a more complete discussion of these agreements. We also entered into a $1.5 billion unsecured bridge credit facility with an affiliate of Goldman Sachs and used the funds to finance the accelerated stock repurchase. See Note 9 to the Consolidated Financial Statements for a more complete discussion of the credit facility which was subsequently repaid. The $1.5 billion accelerated stock repurchase program was completed in December 2007 with a total of 58.0 million shares repurchased.

In connection with the accelerated stock repurchase program, we completed a public offering of $1.0 billion of senior unsecured notes in June 2007. The net proceeds from this offering were used to partially repay indebtedness under the unsecured bridge credit facility used to finance the accelerated stock repurchase. In July 2007, we entered into a $500 million unsecured term loan with a consortium of banks and used the funds to repay the remaining amounts outstanding under the unsecured bridge credit facility. See Note 9 to the Consolidated Financial Statements for a more complete discussion of the senior unsecured notes and the bank term loan.

In addition to the accelerated stock repurchase program, we repurchased an additional 27.9 million shares of our common stock during fiscal 2008 for $623.5 million as part of two $500 million stock repurchase programs: (i) the $500 million stock repurchase program announced in March 2007 and (ii) the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market. For all of fiscal 2008, we repurchased a total of 85.9 million shares of our common stock for $2,123.5 million through both the $1.5 billion accelerated stock repurchase program and the two $500 million stock repurchase programs.

We also continued our dividend program in fiscal 2008, during which time we paid a total of $50.6 million in cash dividends. Subsequent to fiscal year end, on June 3, 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which was paid on July 7, 2008 to shareholders of record at the close of business on June 16, 2008.

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

We are a leading supplier of analog and mixed-signal products, serving both broad based markets such as the industrial, communications, computing, consumer, medical and automotive markets, and more narrowly defined markets such as wireless handsets, displays, personal computers and communications infrastructure. Our analog and mixed-signal devices include:

•	operational and audio amplifiers	•	communication interface circuits
•	power references, regulators and switches	•	flat panel display drivers and signal processors
•	analog-to-digital or digital-to-analog converters	•	radio frequency integrated circuits

Other product offerings that are not analog or mixed-signal include microcontrollers and embedded BluetoothTM solutions that collectively serve a wide variety of applications in the wireless, personal computer, industrial, automotive, consumer and communication markets.

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

With our leadership in innovative packaging and analog process technology, we can address growth opportunities that depend upon the critical elements of efficiency, physical size and performance. We directly service top tier original equipment manufacturers (OEMs) in a number of markets and we reach a broader range of customers through our franchised distributors.

Corporate Organization

During fiscal 2008, our business operations were organized in two groups: the Power Management Group and the Signal Path Group. Each group is responsible for various product line business units. Many of our products in each group are part of our Powerwise® portfolio of products, which are parts that are deemed to be highly energy efficient relative to the function they are performing.

Power Management Group

The Power Management Group includes four different business units in the power management area: Advanced Power, Infrastructure Power, Mobile Devices Power and Performance Power. The Power Management Group also contains the ASIC & Telecom business unit.

Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog-to-digital converters and light emitting diodes each require different power sources to operate efficiently. Power management integrated circuits convert and regulate voltages to ensure that electronic systems operate to their fullest potential while achieving the lowest overall power consumption. Our high-performance power management portfolio provides valuable solutions to our customers to solve design problems in space and energy-constrained applications from feature-rich handheld devices to large line-powered systems. We are focusing efforts on developing power management circuits for energy conservation applications.

The four business units that address power management design, develop and manufacture a wide range of products including:

•	high-efficiency switching voltage regulators and controllers
•	high-performance low drop-out voltage regulators
•	accurate LED drivers
•	precision voltage references
•	battery management integrated circuits
•	Mobile Pixel Link (MPL) serial bridges
•	display drivers

We are growing our power management business by balancing our focus between broad customer needs and specific target markets. We continue to strengthen our broad portfolio of power management integrated circuits which can address customer needs in a variety of end markets such as consumer, industrial, medical, automotive and communications infrastructure. At the same time, we focus on markets, such as personal mobile devices, which can provide more rapid growth opportunities from customers that value the performance our products deliver, such as energy efficiency and size or heat reduction.

We continue to enhance the performance of power management building blocks in terms of providing greater efficiency, increased power density, tighter accuracy and wider voltage ranges. These building block products serve as the foundation for the development of highly integrated application-specific standard products for high volume applications.

The ASIC & Telecom business unit supplies user-designed application-specific products in the form of standard cells, gate arrays and full custom devices. This business unit also supplies key telecommunications components for analog and digital line cards, as well as 8-bit and 16-bit microcontrollers.

Signal Path Group

Key business units under the Signal Path Group include the Amplifiers, Audio, Data Conversion and Interface business units, as well as Hi-Rel operations. The signal path refers to the analog technology that is applied to the path that information or data travels along from the point where it enters the electronic equipment and is conditioned, converted and processed to the point where it is sent out. Our signal path products provide a vital technology link that allows the user to connect to digital information and are used to enable and enrich the user experience of sight and sound from many electronic applications. In addition to providing the real-world interfaces, signal path products are used extensively in signal conditioning, signal conversion (from analog-to-digital and vice versa) and high-speed signal interfacing applications.

The Signal Path Group designs, develops and manufactures a wide range of products including:

•	high-speed and precision operational amplifiers
•	high-fidelity, low-power audio amplifiers
•	high-speed and precision analog-to-digital converters and digital-to-analog converters
•	precision timing products
•	high-speed communication interface and signal-conditioning products
•	thermal management products

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

The Hi-Rel business unit of the Signal Path Group supplies integrated circuits and contract services to the high reliability market, which includes avionics, defense and aerospace customers.

Worldwide Marketing and Sales Group, Technology Development Group and Manufacturing Operations Group

Separate from our business operating groups, our corporate structure in fiscal 2008 includes a centralized Worldwide Marketing and Sales Group, a Technology Development Group and a Manufacturing Operations Group.

The Worldwide Marketing and Sales Group is our global sales and marketing organization organized around the four major regions of the world where we operate. We define our four major regions as the Americas, Asia Pacific, Europe and Japan which is not a part of the Asia Pacific region. Reference to these regions elsewhere in this document is based on this definition.

The Technology Development Group is a centralized worldwide organization primarily responsible for process development, technology infrastructure, quality assurance and shared engineering services. Process development consists of research in and development of proprietary processes for the manufacture of our products. Technology infrastructure provides a range of process libraries, product cores and software, and the selection and support of computer aided design tools used in the design, layout and simulation of our products. Engineering services provide test development and reliability services used broadly across our product lines.

The Manufacturing Operations Group is a centralized worldwide organization that manages all production, including outsourced manufacturing, global logistics and packaging technology.

Segment Financial Information and Geographic Information

For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2008. The remaining business units that are not included in the Analog reportable segment are grouped as “All Others.”

Our business is dependent on the success of our Analog segment since it represents approximately 98 percent of our sales in fiscal 2008. Consequently, the Analog segment faces the same risks as those for the company as a whole including risks attendant to our foreign operations. For a more complete discussion of those risks, see the section under Risk Factors that appears in Part I, Item 1A of this Form 10-K.

For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 15, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

We market our products globally to OEMs and original design manufacturers (ODMs) through a direct sales force. Some of our major OEMs include:

•	Apple	•	Nokia Siemens Network	•	Seagate
•	LG Electronics	•	Panasonic	•	Sharp
•	L.M. Ericsson	•	Research in Motion Ltd	•	Siemens
•	Motorola	•	Robert Bosch	•	Sony Ericsson Mobile Communications
•	Nokia	•	Samsung	•	Tektronix

It is becoming increasingly common in the technology industry for OEMs to use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the computing and cellular phone markets, can ultimately result in sales to a third party contract manufacturer or ODM.

In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 54 percent of our fiscal 2008 net sales were made to distributors. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

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

Our regional facilities in the United States, Europe, Japan and Asia Pacific region handle local customer support. These customer support centers respond to inquiries on product pricing and availability, pre-sale customer technical support requests, order entry and scheduling, and post-sale support under our product warranty provisions. The technical support provided to our customers consists of marketing activities that occur prior to sale of product to our customers and for which we have no contractual obligation and no fees are charged. Technical support consists primarily of aiding customers in product selection and answering questions about our products.

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

Customers

Our top tencustomers combined represented approximately 58 percent of total accounts receivable at May 25, 2008 and approximately 62 percent at May 27, 2007.

Net sales to major customers as a percentage of total net sales were as follows:

Years Ended:	May 25, 2008	May 27, 2007	May 28, 2006

Distributor:
Avnet	15%	14%	12%
Arrow	12%	13%	12%

OEM:
Nokia	11%	*	*

* less than 10%

Although we do not have any other customers with sales greater than 10 percent, we do have several other large OEM customers that manufacture and market wireless handsets and other electronic products. These customers typically purchase a range of different products from us. If any one of these customers were to cease purchasing products from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period.

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

Seasonality

We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. This typical seasonal trend did not occur during fiscal 2008 since 1) sales in our first quarter of fiscal 2008 were 3 percent higher than sales in the previous fourth quarter of fiscal 2007 and 2) our fiscal 2008 sales peaked in the second quarter of fiscal 2008. Sales in the third quarter of fiscal 2008 declined nearly 9 percent compared to the previous second quarter due to a combination of lower demand in the wireless handset market and holiday seasonality. Although sales in the last quarter of fiscal 2008 increased sequentially over the third quarter level, sales in the fourth quarter were lower than sales in each of the first two quarters of fiscal 2008.

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

Our wafer manufacturing processes include Bipolar, Metal Oxide Silicon, Complementary Metal Oxide Silicon and Bipolar Complementary Metal Oxide Silicon technologies, including Silicon Germanium. Our efforts are heavily focused on proprietary processes that support our analog portfolio of products, which address wireless handsets, other personal mobile devices and a broad variety of other electronic applications. The feature size of the individual transistors on a chip is measured in microns; one micron equals one millionth of a meter. As products decrease in size and increase in functionality, our wafer fabrication facilities must be able to manufacture integrated circuits with sub-micron circuit pattern widths. This precision fabrication carries over to assembly and test operations, where advanced packaging technology and comprehensive testing are required to address the ever increasing performance and complexity embedded in integrated circuits.

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

Research and Development

Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process technologies are conducted by our Technology Development Group. Specific product design and development is generally done in our business units. Total research and development expenses were $363.0 million for fiscal 2008, or 19 percent of net sales, compared to $363.7 million for fiscal 2007, or 19 percent of net sales, and $326.6 million for fiscal 2006, or 15 percent of net sales.

Although R&D expenses in fiscal 2008 were at a comparable level to R&D expenses in fiscal 2007, we have continued to increase our investment in research and development on analog product areas. Share-based compensation expense included in R&D expense for fiscal 2008 was $27.3 million compared to fiscal 2007 which was $31.7 million.

This decrease in share-based compensation expenses more than offset higher spending in fiscal 2008 resulting from the acquisition of Xignal Technologies AG (Xignal) in January 2007, as well as higher payroll and employee benefits expenses. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During fiscal 2008, research and development spending in the Analog segment was 3 percent higher compared to fiscal 2007 and we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as personal mobile devices, communications infrastructure, alternative energy, industrial and medical. A significant portion of our research and development is directed at power management technology.

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

Employees

At May 25, 2008, we employed approximately 7,300 people of whom approximately 3,200 were employed in the United States, 700 in Europe, 2,600 in Southeast Asia, 700 in China and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

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

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market is a significant source of our overall sales. New products are being developed to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, we cannot assure you that we will continue to be successful in this targeted market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and operating results.

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

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with potentially short product life cycles, even with analog products which form the core of our strategic focus. We have seen and may see in the future significant and rapid increases and decreases in product demand. Substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry, which amplify the effect of this cyclicality although less capital investment is needed for analog products than for many other semiconductor products. As a result of this environment, we have experienced in the past and may experience in the future periodic fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, may also have a significant impact on our operating results. As a result of these and other factors, our financial results could fluctuate significantly from period to period.

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

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

We operate in the global marketplace and face risks associated with worldwide operations.

During fiscal 2008, approximately 80 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in the United Kingdom, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in fiscal 2008, one or more of these factors could have a material adverse effect on us in the future.

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

We have significant manufacturing operations in China and, as a result, are subject to risks.

Since we began production in our assembly and test facility in Suzhou, China in fiscal 2005, the factory has increased its output. Our operations in China are subject to the economic and political situation there. Our ability to operate in China may be adversely affected by changes in China’s laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that China’s central or local governments will not impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. In addition, a significant destabilization of relations between China and the United States could result in restrictions or prohibitions on our operations in China. The Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

We are subject to fluctuations in the exchange rate of the U.S. dollar and foreign currencies.

While we transact business primarily in U.S. dollars, and most of our revenues are denominated in U.S. dollars, a portion of our costs and revenues is denominated in other currencies, such as the euro, the Japanese yen, pound sterling and certain other Asian currencies. As a result, changes in the exchange rates of these or any other applicable currencies to the U.S. dollar will affect our net sales, costs of goods sold and operating margins. We have a program to hedge our exposure to currency rate fluctuations, but our hedging program may not be fully effective in preventing foreign exchange losses.

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

RISK FACTORS RELATING TO SALES AND OPERATIONS

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in fiscal 2008, we have had difficulties in the past and could experience them in the future.

A substantial portion of our sales are made to franchised distributors and the termination of a franchise agreement with one or more distributors could result in a negative impact on our business.

In fiscal 2008, our distributors accounted for approximately 54 percent of our sales, with two of our distributors accounting for 27 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell National products or the termination of one or more distributors may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of a franchise agreement with a distributor could also result in the return of our inventory held by the distributor.

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

Our worldwide operations could be subject to natural disasters and other disruptions. Our corporate headquarters are located near major earthquake fault lines in California. In the event of a major earthquake, or other natural or manmade disaster, we could experience loss of life of our employees, destruction of facilities or other business interruptions. The operations of our suppliers could also be subject to natural disasters and other disruptions, which could cause shortages and price increases in various essential materials. We use third party freight firms for nearly all of our shipments from vendors and from our wafer manufacturing facilities to assembly and test sites and for shipments to customers of our final product. This includes ground, sea and air freight. Any significant disruption of our freight shipments globally or in certain parts of the world, particularly where our operations are concentrated, would materially affect our operations. We maintain property and business interruption insurance, but there is no guarantee that such insurance will be available or adequate to protect against all costs associated with such disasters and disruptions.

RISK FACTORS RELATING TO R&D, INTELLECTUAL PROPERTY AND LITIGATION

We may experience delays in introducing new products or market acceptance of new products may be below our expectations.

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We believe that continued focused investment in research and development, especially the timely development, introduction and market acceptance of new analog products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities. We will continue to target applications such as wireless handsets, other portable devices and applications in other broad markets that require analog technology, especially in areas where analog technology can be used to achieve energy efficiencies. We cannot assure you that we will be successful in timely developing and introducing successful new products, and a failure to bring new products to market may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

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

RISK FACTORS RELATED TO OUR DEBT

Increased leverage may harm our financial condition and results of operations.

On June 7, 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay the indebtedness under the bridge credit facility. As a result, our total liabilities at the end of the fiscal 2008 were $2.0 billion, an increase of $1.5 billion from the end of fiscal 2007. This increase from fiscal 2007 and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

•	we have additional cash requirements in order to support the payment of principal and interest on our outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited particularly in light of current credit market conditions; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

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

An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually decreased in fiscal 2008, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

RISK FACTORS RELATING TO PERSONNEL AND MERGER AND ACQUISITION ACTIVITY

We may not be able to attract or retain employees with skills necessary to remain competitive in our industry.

Our continued success depends in part on the recruitment and retention of skilled personnel, including technical, marketing, management and staff personnel. Experienced personnel in the semiconductor industry, particularly in our targeted analog areas, are in high demand and competition for their skills is intense. We cannot assure you that we will be able to successfully recruit and retain the key personnel we require.

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

RISK FACTORS RELATING TO TAX AND ENVIRONMENTAL REGULATIONS

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

For more information on environmental matters, see Note 14 to the Consolidated Financial Statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as certain research and development activities, at our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer fabrication capacity utilization (based on wafer starts) was 67 percent for fiscal 2008 compared to 62 percent for fiscal 2007. We expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

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

Calabasas, California	Longmont, Colorado	San Diego, California
Federal Way, Washington	Norcross, Georgia	South Portland, Maine
Fort Collins, Colorado	Phoenix, Arizona	Tucson, Arizona
Grass Valley, California	Rochester, New York
Indianapolis, Indiana	Salem, New Hampshire

Design facilities are also operated at overseas locations including China, Estonia, Finland, Germany, India, Italy, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our design facilities and our sales and administrative offices. As described in the business section under Item 1 of this Form 10-K, our manufacturing operations are centralized and shared among our product line business units, and no individual facility is dedicated to a specific operating segment. We believe our facilities are suitable and have adequate capacity for our current needs. Further, we believe space and capacity will be available if needed in the future.

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

Tax Matters

The Internal Revenue Service (IRS) completed its field examination of our tax returns for fiscal years 1997 through 2000 and on July 29, 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. The issues giving rise to most of the proposed adjustments related to R&D credits, inventory and depreciation deductions. We contested the adjustments through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 million (exclusive of interest) and this settlement was approved by the Congressional Joint Committee on taxation in October 2007. Interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made and the matter is now completed.

We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the United States by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

Environmental Matters

We have been named to the National Priorities List (Superfund) for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), which is acting as agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan, and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified and the claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We have also retained responsibility for environmental matters connected with businesses we sold in fiscal 1996 and 1997, but we are not currently involved in any legal proceedings relating to those liabilities.

Other

1.         In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Exchange Act and the rules issued under that Act by the SEC. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court on whether it should apply the SEC rule amendments to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. Plaintiff has appealed this ruling, the argument on the appeal was heard in the Third Circuit Court of Appeals on March 24, 2008 and we are waiting for the Court’s ruling. We intend to continue to contest the case through all available means.

2.         In September 2002, iTech Group, Inc. (iTech) brought suit against us in California Superior Court alleging a number of contract and tort claims related to a software license agreement we entered into earlier in 2002 and the proposed sale of one of our business units. At the trial which began in May 2005 the jury in the case found for iTech on claims of breach of contract, promissory fraud and unjust enrichment, awarding plaintiff compensatory damages of approximately $234.0 thousand and punitive damages of $15.0 million. In post trial motions heard by the court in July 2005, the court affirmed the verdict for compensatory damages, awarded attorneys’ fees to iTech of approximately $60.0 thousand and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in August 2005. We appealed the case and the California Appeals Court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for re-trial or other disposition. After the opinion of the Appeals Court had become final, we paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees on appeal. The case was settled in October 2007 shortly before retrial that was scheduled to begin in November 2007. Under the settlement, we paid $6.5 million to iTech in exchange for a release of all claims related to the litigation and dismissal of the case. The settlement amount has been paid, the case has been dismissed and the matter is now concluded.

3.         In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. We intend to contest both actions through all available means.

4.         In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We have filed an answer to the complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. We intend to contest the case through all available means.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Fiscal Year 2008

Name	Title, Fiscal Year 2008	Age
Lewis Chew (1)	Senior Vice President, Finance and Chief Financial Officer	45
Todd M. DuChene (2)	Senior Vice President, General Counsel and Secretary	44
Brian L. Halla (3)	Chairman of the Board and Chief Executive Officer	61
Detlev J. Kunz (4)	Senior Vice President, Power Management Products Group	57
Donald Macleod (5)	President and Chief Operating Officer	59
Michael E. Noonen (6)	Senior Vice President, Worldwide Marketing and Sales	45
Suneil V. Parulekar (7)	Senior Vice President, Signal Path Products Group	60
Ulrich Seif (8)	Senior Vice President, Manufacturing Services and Chief Information Officer	50
Edward J. Sweeney (9)	Senior Vice President, Human Resources	51

All information as of May 25, 2008, the last day of the 2008 fiscal year.

Business Experience

(1)

Mr. Chew joined National in May 1997 as Director of Internal Audit and was made Vice President and Controller in December 1998, Acting Chief Financial Officer in April 2001 and Senior Vice President, Finance and Chief Financial Officer in June 2001. Prior to joining National, Mr. Chew was a partner at the accounting firm KPMG LLP.

(2)

Mr. DuChene joined National in January 2008 as Senior Vice President, General Counsel and Secretary. Prior to joining National, Mr. DuChene had held positions as Executive Vice President, General Counsel and Secretary of Solectron Corporation from 2005 to 2007 and as Senior Vice President, Corporate Development, Chief Legal Officer and Secretary of Fisher Scientific International Inc. from 1996 to 2005. Prior to that he was Senior Vice President, General Counsel and Secretary of OfficeMax, Inc.

(3)

Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla had held positions at LSI Logic as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group. Mr. Halla was named Chairman of the Board and Chief Executive Officer at the beginning of the 2006 fiscal year.

(4)

Mr. Kunz joined National in July 1981. Prior to becoming Senior Vice President, Power Management Products Group at the beginning of the 2006 fiscal year, he had held positions in the company as Senior Vice President and General Manager, Worldwide Marketing and Sales; Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center.

(5)

Mr. Macleod joined National in February 1978 and was named President and Chief Operating Officer at the beginning of the 2006 fiscal year. Prior to then, he had held positions in the company as Executive Vice President and Chief Operating Officer; Executive Vice President, Finance and Chief Financial Officer; Senior Vice President, Finance and Chief Financial Officer; Vice President, Finance and Chief Financial Officer; Vice President, Financial Projects; Vice President and General Manager, Volume Products - Europe; and Director of Finance and Management Services - Europe.

(6)

Mr. Noonen joined National in September 2001 and was named Senior Vice President, Worldwide Marketing and Sales at the beginning of the 2006 fiscal year. Prior to then, he had held positions at National as Vice President, Communications and Computing Interface Group and Vice President, Wired Communications Division. Prior to joining National, Mr. Noonen had served as Director of New Markets and Technologies at Cisco Systems, Inc. and had held sales management positions at 8x8, Inc. and the NCR Microelectronics division of NCR Corporation.

(7)

Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Signal Path Products Group at the beginning of the 2006 fiscal year, he held positions in the company as Senior Vice President, Analog Products Group; Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group.

(8)

Mr. Seif first joined National in January 1980 and had held a number of positions in MIS related operations when he left the company in 1996 to become the Chief Information Officer and Vice President of Information Services at Cirrus Logic. He returned to National in May 1997 as the Chief Information Officer and Vice President of Information Services and was made Senior Vice President and Chief Information Officer in April 2001. Mr. Seif was named Senior Vice President, Manufacturing Services and Chief Information Officer at the beginning of the 2006 fiscal year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

See information appearing in Note 12, Shareholders’ Equity; and Note 16, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our common stock is traded on the New York Stock Exchange. During fiscal 2008, we paid total cash dividends of $50.6 million on our common stock, consisting of dividends of $0.04 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.06 per share of common stock in each of the remaining two quarters of the fiscal year. During fiscal 2007, we paid total cash dividends of $45.1 million on our common stock, consisting of dividends of $0.03 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.04 per share of common stock in each of the remaining two quarters of the fiscal year. Market price range data are based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 11, 2008 was $20.64. At July 11, 2008, the number of record holders of our common stock was 5,661. For information on our equity compensation plans, see Item 12 of this Form 10-K.

During the past three fiscal years, we did not make any unregistered sales of our securities.

The following graph compares a $100 investment in National stock over the five year period from the beginning of fiscal 2003 through the end of fiscal 2008, with a similar investment in the Standard & Poor’s 500 Stock Index and Standard & Poor’s 500 Semiconductor Industry Index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Total Return* Among National,

S&P 500 Index and S&P 500 Semiconductor Industry Index

	May 25, 2003	May 30, 2004	May 29, 2005	May 28, 2006	May 27, 2007	May 25, 2008

National Semiconductor Corp.	$100.00	$193.22	$180.14	$229.65	$235.21	$186.75
S&P 500 Index	100.00	122.18	133.04	144.80	174.68	161.72
S&P 500 Semiconductor Industry Index	100.00	147.29	138.05	125.81	137.30	133.68

*	Assumes $100 invested on 5/25/03 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2008:

Period	Total NumberShares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 February 25, 2008 - March 24, 2008	3,600,000	$18.25	3,600,000	$414 million
Month # 2 March 25, 2008 - April 24, 2008	6,565,136	$19.26	6,550,000	$288 million
Month # 3 April 25, 2008 - May 25, 2008	1,554,679	$20.51	1,550,000	$256 million
Total	11,719,815		11,700,000

(1) Includes 17,679 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 2,136 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) Purchases during the fourth fiscal quarter were made under the $500 million stock repurchase program announced in June 2007. Shares were repurchased in the open market. As of May 25, 2008, $256 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion and there is no expiration date for this repurchase program.

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

FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended (In Millions, Except Per Share Amounts and Employee Figures)	May 25, 2008	May 27, 2007	May 28, 2006	May 29, 2005	May 30, 2004

OPERATING RESULTS
Net sales	$1,885.9	$1,929.9	$2,158.1	$1,913.1	$1,983.1
Cost of sales	671.5	757.7	885.4	892.3	970.8
Gross margin	1,214.4	1,172.2	1,272.7	1,020.8	1,012.3
Operating expenses	705.3	682.5	607.2	621.9	684.5
Operating income	509.1	489.7	665.5	398.9	327.8
Interest (expense) income, net	(51.7)	38.9	31.8	15.9	10.4
Other non-operating (expense) income, net	(6.2)	2.0	(2.1)	(4.9)	(4.5)
Income before income taxes and cumulative effect of a change in accounting principle	451.2	530.6	695.2	409.9	333.7
Income tax expense (benefit) (1)	118.9	155.3	246.0	(46.9)	49.0
Income before cumulative effect of a change in accounting principle (1)	$332.3	$375.3	$449.2	$456.8	$284.7
Net income (1)	$332.3	$375.3	$449.2	$456.8	$282.8
EARNINGS PER SHARE
Income before cumulative effect of a change in accounting principle:
Basic (1)	$1.31	$1.17	$1.32	$1.29	$0.79
Diluted (1)	$1.26	$1.12	$1.26	$1.22	$0.73
Net income:
Basic (1)	$1.31	$1.17	$1.32	$1.29	$0.78
Diluted (1)	$1.26	$1.12	$1.26	$1.22	$0.73
Weighted-average common and potential common shares outstanding:
Basic	252.8	319.5	339.8	353.9	361.0
Diluted	264.3	334.2	357.0	373.9	388.5
FINANCIAL POSITION AT YEAR-END
Working capital (2)	$863.0	$991.5	$1,143.0	$1,229.2	$784.5
Total assets (2)	$2,149.1	$2,246.8	$2,552.6	$2,545.7	$2,280.4
Long-term debt	$1,414.8	$20.6	$21.1	$23.0	$-
Total debt	$1,477.3	$20.6	$21.1	$23.0	$22.1
Shareholders’ equity (2)	$196.9	$1,768.5	$1,967.6	$2,095.6	$1,680.5
OTHER DATA
Research and development	$363.0	$363.7	$326.6	$333.0	$357.1
Capital additions	$111.3	$106.6	$163.3	$96.6	$215.3
Cash dividends declared and paid	$50.6	$45.1	$34.2	$14.1	$-
Number of employees (in thousands)	7.3	7.6	8.5	8.5	9.7

(1) Amounts for fiscal 2005 have been revised (See Note 1 to the Consolidated Financial Statements).

(2) Amounts for fiscal 2007, 2006 and 2005 have been revised (See Note 1 to the Consolidated Financial Statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K “Item 1A: Risk Factors” and the business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, acquisitions of and investments in other companies, and asset dispositions and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Form 10-K for the year ended May 25, 2008.

•	Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance, energy-efficient analog and mixed-signal solutions. We are focused on the following:

•	providing high-performance, analog-intensive solutions that enable customers to effectively differentiate their products;
•

targeting our investments on high-growth and high-return markets, particularly by leveraging our strengths in creating energy-efficient circuits and solutions, many of which will fall under our PowerWise® brand;

•	strengthening and deepening our relationships with customers;
•	using our proprietary technologies to create and maintain our market-leading solutions; and
•	consistently delivering superior returns on invested capital to our shareholders.

A large portion of our sales comes from analog products that are classified within the standard linear categories (as defined by the WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, greater portability, better audio, sharper images and higher performance in electronic systems. Energy-efficiency is our overarching theme and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 98 percent of our net sales in fiscal 2008 came from our Analog segment, compared to approximately 95 percent in fiscal 2007 and approximately 89 percent in fiscal 2006. For more information on our business, see Part I, Item 1, Business, in this Form 10-K for the fiscal year ended May 25, 2008.

•	Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 54 percent of our semiconductor product sales were made to distributors in fiscal 2008, compared to approximately 55 percent in fiscal 2007 and approximately 51 percent in fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $25.1 million in fiscal 2008, $33.9 million in fiscal 2007 and $47.8 million in fiscal 2006.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.6 million in fiscal 2008, $2.8 million in fiscal 2007 and $5.3 million in fiscal 2006. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

b)	Valuation of Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is reduced for any difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions. Reductions in carrying value are deemed to establish a new cost basis. Inventory is not written up if estimates of market value subsequently improve. We evaluate obsolescence by analyzing the inventory aging, order backlog and future customer demand on an individual product basis. If actual demand were to be substantially lower than what we have estimated, we may be required to write inventory down below the current carrying value. While our estimates require us to make significant judgments and assumptions about future events, we believe our relationships with our customers, combined with our understanding of the end-markets we serve, provide us with the ability to make reasonable estimates. The actual amount of obsolete or unmarketable inventory has been materially consistent with previously estimated write-downs we have recorded. We also evaluate the carrying value of inventory for lower-of-cost-or-market on an individual product basis, and these evaluations are intended to identify any difference between net realizable value and standard cost. Net realizable value is used as a measure of market for purposes of evaluating lower-of-cost-or-market and is determined as the selling price of the product less the estimated cost of disposal. When necessary, we reduce the carrying value of inventory to net realizable value. If actual market conditions and resulting product sales were to be less favorable than what we have projected, additional inventory write-downs may be required.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 25, 2008 our reporting units containing goodwill include our advanced power, ASIC & telecom, data conversion, infrastructure power products, interface, mobile devices power products, non-audio amplifier and performance power products business units, all of which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that a significant portion of the deferred tax assets will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the United States and international jurisdictions or changes in our tax structure may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded; such an adjustment could have a material impact on the tax expense for the fiscal year.

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FASB Interpretation No. 48 (FIN 48), which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the new threshold and measurement attribute prescribed by FIN 48 will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, this could have a material impact on income tax expense.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)). We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. When we began to record compensation expense for share-based payment awards at the beginning of fiscal 2007, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded.

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

•	Overview

Throughout fiscal 2008, we continued to focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In fiscal 2008, approximately 98 percent of our total net sales came from our Analog segment, compared to approximately 95 percent in fiscal 2007 and approximately 89 percent in fiscal 2006. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales in fiscal 2008 were lower than net sales in fiscal 2007. During the first half of fiscal 2008, we experienced sequential quarterly growth in sales for each of the first two quarters as demand for our new analog products increased, particularly in the wireless handset and personal mobile device markets. However, by the third quarter of fiscal 2008 our sales declined nearly 9 percent from the second quarter of fiscal 2008 due to a combination of lower demand in the wireless handset market and holiday seasonality. Net sales improved in the last quarter of fiscal 2008, as new orders increased sequentially by 12 percent over the third quarter of fiscal 2008.

Although net sales in fiscal 2008 were lower compared to fiscal 2007, our gross margin of 64.4 percent was higher than fiscal 2007 gross margin of 60.7 percent. Our performance in gross margin percentage is attributable to continuing improvement in manufacturing efficiencies and execution relative to the level of factory utilization, as well as improvements in our sales mix of higher-value analog products. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We define new products as those introduced within the last three years. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. We are focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

We repurchased a total of 85.9 million shares of our common stock during fiscal 2008 for $2,123.5 million. Of these shares, 58.0 million shares were repurchased through the $1.5 billion accelerated stock repurchase program announced in June 2007. The other 27.9 million shares were repurchased in the open market for $623.5 million in connection with two $500 million stock repurchase programs, one announced in March 2007 and the other in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. See Note 12 to the Consolidated Financial Statements for a more complete discussion of the stock repurchase program and Note 9 to the Consolidated Financial Statements for a more complete discussion of the debt we incurred as part of the accelerated stock repurchase program.

We also continued with the dividend program in fiscal 2008, during which time we paid a total of $50.6 million in cash dividends. On June 3, 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which was paid on July 7, 2008 to shareholders of record at the close of business on June 16, 2008.

The following table and discussion provide an overview of our operating results for fiscal years 2008, 2007 and 2006:

Years Ended: (In Millions)	May 25, 2008	% Change		May 27, 2007	% Change		May 28, 2006

Net sales	$1,885.9	(2.3%	)	$1,929.9	(10.6%	)	$2,158.1

Operating income	$509.1			$489.7			$665.5
As a % of net sales	27.0%			25.4%			30.8%

Net income	$332.3			$375.3			$449.2
As a % of net sales	17.6%			19.4%			20.8%

Net income for fiscal 2008 includes $27.2 million for severance and restructuring expenses related to a factory modernization effort announced in January 2008 and a workforce reduction announced in April 2008 (See Note 5 to the Consolidated Financial Statements). Net income for fiscal 2008 also includes a charge of $3.3 million related to settlement of a legal matter (See Note 14 to the Consolidated Financial Statements), a gain of $3.1 million from the sale of the Singapore plant assets (See Note 5 to the Consolidated Financial Statements) and other operating income of $0.6 million (See Note 3 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2008 includes $31.9 million of tax benefits that arose primarily from the resolution of international tax inquiries, the expiration of statute of limitations associated with international tax matters and costs related to the manufacturing restructure and workforce reduction actions.

Net income for fiscal 2007 included an in-process R&D charge of $6.1 million related to the acquisition of Xignal (See Note 6 to the Consolidated Financial Statements), severance and restructuring expenses of $4.6 million that mostly related to our Scotland and Texas manufacturing facilities (See Note 5 to the Consolidated Financial Statements) and other operating income of $2.8 million (See Note 3 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2007 included a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million was related to fiscal 2007 R&D expenses and $6.1 million was related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D tax credit was partially offset by the non-deductible nature of the in-process R&D charge related to the Xignal acquisition.

Net income for fiscal 2006 included a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during the year (See Note 5 to the Consolidated Financial Statements), goodwill impairment losses of $7.6 million (See Note 7 to the Consolidated Financial Statements), gain from sale of businesses of $28.9 million (See Note 5 to the Consolidated Financial Statements) and other operating income of $5.7 million (See Note 3 to the Consolidated Financial Statements). All of these charges and credits are pre-tax amounts. Income tax expense for fiscal 2006 included $24.5 million of tax expense related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004.

•	Net Sales

Years Ended: (In Millions)	May 25, 2008	% Change		May 27, 2007	% Change		May 28, 2006

Analog segment	$1,839.7	0.8%		$1,825.0	(5.4%	)	$1,929.7
As a % of net sales	97.6%			94.6%			89.4%

All others	$46.2	(56.0%	)	$104.9	(54.1%	)	$228.4
As a % of net sales	2.4%			5.4%			10.6%
Total net sales	$1,885.9			$1,929.9			$2,158.1
	100%			100%			100%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements.

Although net sales for the company in total were lower in fiscal 2008 compared to fiscal 2007, net sales for our Analog segment in fiscal 2008 were slightly higher than in fiscal 2007 due to increased sales for new analog products, primarily in the wireless handset and personal mobile device markets where we have experienced growth associated with feature-rich devices that utilize our analog solutions to enable features as well as enhance power efficiency and battery life. Unit shipments of Analog segment products were 2 percent lower in fiscal 2008 compared to fiscal 2007, but this decline in volume was favorably offset by higher blended-average selling prices that increased 3 percent in fiscal 2008 over fiscal 2007. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value analog products.

Within the Analog segment, net sales from our power management business units in fiscal 2008 grew 8 percent compared to fiscal 2007. Net sales from our amplifiers business units (including audio amplifier products) in fiscal 2008 also grew 7 percent compared to fiscal 2007. However, net sales from our interface and data conversion business units decreased in fiscal 2008 by 14 percent and 6 percent, respectively, compared to fiscal 2007.

The decline in net sales in fiscal 2008 compared to fiscal 2007 for other operating business units included in the category described as “All Others” was primarily driven by a significant decrease in foundry sales associated with previously sold businesses. This decline was consistent with our original plans and expectations.

For fiscal 2008, net sales in our geographic regions compared to fiscal 2007 decreased by 10 percent in the Americas and 8 percent in Japan, while remaining relatively flat in the Asia Pacific region and increasing by 3 percent in Europe. Regional sales as a percentage of total net sales in fiscal 2008 compared to fiscal 2007 were higher in the Asia Pacific region at 47 percent and Europe at 22 percent, while dropping to 20 percent in the Americas and 11 percent in Japan. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2008 was favorably affected by foreign currency exchange rate fluctuations as the pound sterling, euro and Japanese yen all strengthened over the fiscal year against the dollar. However, the effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since less than a quarter of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

Analog segment sales in fiscal 2007 in total were lower than sales in fiscal 2006 due to lower shipments to distributors, who reduced their inventories during the year, and lower demand from customers, who were also affected by oversupply of inventory, as well as decelerating growth rates in end demand. Unit shipments in our Analog segment were lower by 16 percent in fiscal 2007 compared to fiscal 2006. Notwithstanding the lower volume, blended-average selling prices increased 13 percent in fiscal 2007 compared to fiscal 2006, driven mainly by improved sales mix from our analog standard linear product portfolio.

Comparing Analog segment sales in fiscal 2007 with those in fiscal 2006, net sales from our data conversion business unit grew 6 percent, which was more than offset by a decrease of 11 percent in net sales from the amplifiers business unit (including audio amplifier products) and a decrease of 23 percent in net sales from the interface business unit. During this period, sales from our power management business units were relatively flat.

For the other operating business units included in the “All Others” category, the decrease in net sales in fiscal 2007 compared to fiscal 2006 was primarily driven by a significant decline in foundry sales associated with previously sold businesses.

For fiscal 2007, net sales in our geographic regions compared to fiscal 2006 declined by 22 percent in Japan and 16 percent in the Asia Pacific region, while remaining fairly flat in the Americas and increasing by 2 percent in Europe. Regional sales as a percentage of total net sales in fiscal 2007 compared to fiscal 2006 were higher in the Americas at 22 percent and in Europe at 21 percent, while dropping to 46 percent in the Asia Pacific region and 11 percent in Japan. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2007 was favorably affected by foreign currency exchange rate fluctuations in euro and pound sterling which strengthened over the fiscal year against the dollar and more than offset the unfavorable effect of the Japanese yen as it weakened over the fiscal year against the dollar. However, the effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since less than a quarter of our total net sales in fiscal 2007 were denominated in foreign currency and we had hedging programs intended to minimize the effect of currency exchange rate fluctuations.

•	Gross Margin

Years Ended: (In Millions)	May 25, 2008	% Change		May 27, 2007	% Change		May 28, 2006

Net sales	$1,885.9	(2.3%	)	$1,929.9	(10.6%	)	$2,158.1
Cost of sales	671.5	(11.4%	)	757.7	(14.4%	)	885.4
Gross margin	$1,214.4			$1,172.2			$1,272.7
As a % of net sales	64.4%			60.7%			59.0%

We achieved a higher gross margin percentage in fiscal 2008 compared to fiscal 2007 despite lower sales in fiscal 2008 compared to fiscal 2007. This higher gross margin percentage was due to improvements in manufacturing efficiencies and execution relative to the level of factory utilization combined with improved product mix of higher-margin analog standard linear products. As part of that product mix improvement, our blended-average analog selling prices in fiscal 2008 were higher compared to fiscal 2007. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 67 percent for fiscal 2008 compared to 62 percent for fiscal 2007. Gross margin in fiscal 2008 includes share-based compensation expense of $20.1 million compared to $21.0 million in fiscal year 2007.

The increase in the gross margin percentage in fiscal 2007 compared to fiscal 2006 was largely driven by improved product mix of higher-margin analog standard linear products. A decline in foundry sales from the businesses we had previously sold (which carried much lower gross margins) also contributed to the improvement in gross margin percentage during fiscal 2007. Manufacturing efficiencies we began to achieve in connection with the conversion and upgrading of our wafer-manufacturing capacity in Scotland and Texas also aided our ability to sustain a higher gross margin percentage despite a significant drop in factory utilization in fiscal 2007. Wafer fabrication capacity utilization (based on wafer starts) was 62 percent for fiscal 2007 compared to 83 percent for fiscal 2006.

•	Research and Development

Years Ended: (In Millions)	May 25, 2008	% Change		May 27, 2007	% Change	May 28, 2006

Research and development	$363.0	(0.2%	)	$363.7	11.4%	$326.6
As a % of net sales	19.2%			18.8%		15.1%

Although R&D expenses in fiscal 2008 were at a comparable level to R&D expenses in fiscal 2007, we have continued to increase our investment in research and development on analog product areas. Share-based compensation expense included in R&D expense for fiscal 2008 was $27.3 million compared to fiscal 2007 which was $31.7 million. This decrease in share-based compensation expenses more than offset higher spending in fiscal 2008 resulting from the acquisition of Xignal in January 2007, as well as higher payroll and employee benefits expenses. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion. During fiscal 2008, research and development spending in the Analog segment was 3 percent higher compared to fiscal 2007 and we continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as personal mobile devices, communications infrastructure, alternative energy, industrial and medical. A significant portion of our research and development is directed at power management technology.

The increase in R&D expenses in fiscal 2007 compared to fiscal 2006 was largely due to the inclusion of share-based compensation expense in the amount of $31.7 million as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007. During fiscal 2007, research and development spending in the Analog segment was 18 percent higher than fiscal 2006. The in-process R&D charge of $6.1 million related to the acquisition of Xignal in January 2007 is not included in R&D expenses for fiscal 2007, and it is reported as a separate component of operating expenses in the consolidated statement of income.

•	Selling, General and Administrative

Years Ended: (In Millions)	May 25, 2008	% Change	May 27, 2007	% Change	May 28, 2006

Selling, general and administrative	$315.5	1.5%	$310.9	13.5%	$273.9
As a % of net sales	16.7%		16.1%		12.7%

Selling, general and administrative expenses in fiscal 2008 include a $6.2 million credit that represents a reduction in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets for the plan. Until fiscal 2008, the effect from changes in the market value of these same employee investment assets has not been significant. See the discussion of a corresponding $6.2 million loss on investments due to the decline in the market value of the employees’ investment assets described in the paragraph, “Other Non-Operating Income (Expense), Net.” Excluding the effect of this credit, SG&A expenses were higher in fiscal 2008 compared to fiscal 2007 primarily due to higher payroll and employee benefit expenses, which more than offset a decrease in share-based compensation expense. Share-based compensation expense for fiscal 2008 included in SG&A expenses was $42.3 million compared to $58.8 million in fiscal 2007. We focus on managing our cost structure, including SG&A expenses, in line with our overall business model objectives, as well as current business conditions.

The increase in selling, general and administrative expenses in fiscal 2007 compared to fiscal 2006 is primarily due to the inclusion of share-based compensation expense in the amount of $58.8 million as a result of the adoption of SFAS No. 123(R) beginning in fiscal 2007. Theincrease from the adoption of share-based compensation expense under SFAS No. 123(R) was partially offset by lower variable compensation expenses in fiscal 2007 compared to fiscal 2006.

•	Severance and Restructuring Expenses Related to Cost Reduction Programs

Our fiscal 2008 results include a net charge of $27.2 million for severance and restructuring expenses. In January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. In connection with this action, we eliminated approximately 200 positions, primarily at our manufacturing plants located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. As a result of this action, we recorded a charge of $19.1 million. In April 2008, we announced a workforce reduction that eliminated approximately 128 positions across the company, primarily in product line and support functions as part of our efforts to strategically align resources in connection with our focus on accelerating revenue growth in key market areas that require better power management and energy efficiency. As a result of this action, we recorded a charge of $9.6 million. In addition, severance and restructuring expenses for fiscal year 2008 include a recovery of $1.5 million for the release of the residual accrued balance of a lease obligation that has been settled. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges, as well as a discussion of fiscal 2008 activity related to previously announced actions.

Our fiscal 2007 results included a net charge of $4.6 million for severance and restructuring expenses arising from actions in Scotland and Texas related to the conversion and upgrading of our wafer-manufacturing capacity in those facilities. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

Our fiscal 2006 results included a net charge of $33.7 million for severance and restructuring expenses arising from cost reduction actions taken during fiscal 2006. These actions included the phased closure of our assembly and test plant in Singapore, steps to reduce indirect manufacturing costs at our Texas plant and additional cost reduction actions primarily related to the reorganization of our product lines into two groups (Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

•	Charge for Acquired In-Process Research and Development

In connection with our acquisition during fiscal 2007 of Xignal, we allocated $6.1 million of the total purchase price to the value of in-process R&D. This amount was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. See Note 6 to the Consolidated Financial Statements for a more complete discussion of the acquisition.

•	Gain from Sale of Businesses

As part of our actions to reposition toward a higher-value portfolio, we have disposed of businesses that did not align with our business model. Our fiscal 2006 results included a gain of $0.6 million upon the completion in April 2006 of the sale of a small business unit that was developing high definition products (HDP) and a gain of $28.3 million from the sale completed in June 2005 of our cordless business unit. See Note 5 to the Consolidated Financial Statements for a more complete discussion of these transactions.

•	Goodwill Impairment Loss

In fiscal 2008 and 2007, no impairment losses were identified from our annual impairment evaluations for goodwill, nor did any events or changes in circumstances arise during either fiscal year that indicated our carrying values of goodwill were not recoverable.

Our fiscal 2006 results included a $5.2 million impairment loss for goodwill in our HDP reporting unit, which was recorded when we evaluated the business at the time we decided to sell it. In fiscal 2006, we also recorded an additional $2.4 million impairment loss for goodwill in our CRT reporting unit upon completing our annual evaluation of goodwill. The fair values of the HDP and CRT reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for the business units.

•	Interest Income

Years Ended: (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006

Interest income	$33.8	$40.1	$33.7

The decrease in interest income for fiscal 2008 compared to fiscal 2007 is due to lower interest rates on lower average cash balances. The increase in interest income in fiscal 2007 over fiscal 2006 was due to higher average cash balances and higher interest rates.

•	Interest Expense

Years Ended: (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006

Interest expense	$85.5	$1.2	$1.9

The increase in interest expense in fiscal year 2008 compared to fiscal year 2007 is due to substantially higher debt balances associated with the debt transactions completed in June and July 2007 as part of the financing for our accelerated stock repurchase (See Note 9 to the Consolidated Financial Statements for a more complete discussion). Since some of our overall debt has floating interest rates, changes in the reference interest rates that correspond to that debt will affect future interest expense.

The decrease in interest expense in fiscal 2007 compared to fiscal 2006 was due to lower interest rates.

•	Other Non-Operating Income (Expense), Net

Years Ended: (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006

Gain (loss) on investments	$(6.0)	$2.0	$8.3
Share in net losses of equity-method investments	-	-	(0.7)
Charitable contribution	(0.2)	-	(9.7)
Total other non-operating income (expense), net	$(6.2)	$2.0	$(2.1)

The components of other non-operating expense, net, are primarily derived from activities related to investment assets. The loss on investments of $6.0 million in fiscal 2008 represents a decline in the market value of the investment assets held in the trust for the employee deferred compensation plan, which is partially offset by a $0.2 million gain from other investments not associated with the deferred compensation plan. See the discussion of a corresponding $6.2 million credit included in SG&A expenses pertaining to the liability that relates to the deferred compensation plan investments described in the paragraph, “Selling, General and Administrative.”

The gain on investments in fiscal 2007 reflects the change in unrealized holding gains and losses from trading securities, which is partially offset by impairment losses on non-marketable investments.

The gain on investments in fiscal 2006 reflects the sale of shares in available-for-sale securities and in a non-publicly traded company, as well as the change in unrealized holdings gains from trading securities, offset by an impairment loss on a non-marketable investment.

•	Income Tax Expense

Years Ended: (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006

Income tax expense	$118.9	$155.3	$246.0
Effective tax rate	26.4%	29.3%	35.4%

The effective tax rate was lower for fiscal 2008 compared to 2007 due to an increase in tax benefits recognized that arose primarily from the resolution of international tax inquiries and the expiration of statute of limitations associated with international tax matters.

The effective tax rate for fiscal 2007 includes a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during the third quarter of fiscal 2007. Of the $18.5 million, $12.4 million was related to fiscal 2007 R&D expenses and $6.1 million was related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D tax credit was partially offset by the non-deductible nature of the in-process R&D charge related to the Xignal acquisition. The fiscal 2007 effective tax rate was also lower than the rate for fiscal 2006 primarily because income tax expense in fiscal 2006 included incremental tax expense of $24.5 million related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004 and $5.8 million related to discrete transactions recorded during fiscal 2006 that had higher effective tax rates. Those discrete transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business.

We adopted FIN 48 effective at the beginning of fiscal 2008. The cumulative effect of applying FIN 48 was a $37.1 million increase to retained earnings at the beginning of fiscal 2008. Historically, we had classified unrecognized tax benefits as current income taxes payable. Under FIN 48, we now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate.

During the preparation of our fiscal 2008 financial statements, we identified an understatement in net deferred tax assets relating to basis differences in fixed assets. The understatement occurred in our fiscal 2005 income tax provision when we released a valuation allowance on our deferred tax assets that excluded $41.5 million. As a result, our income tax benefit and net income in fiscal 2005 were each understated by $41.5 million, and basic and diluted earnings per share were understated by $0.12 and $0.11, respectively. We concluded that these errors were not material to any prior year financial statements under the guidance of Staff Accounting Bulletin No. 99, “Materiality.” Although the errors were and continue to be immaterial to prior periods, because of the significance of an out-of-period correction in the current year, we applied the guidance of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and revised the prior year financial statements to correct the understatement of deferred tax assets. As a result, the fiscal 2006 beginning retained earnings increased by $41.5 million from the additional release of a valuation allowance on our deferred tax assets. The corresponding adjustments increased current deferred tax assets by $0.7 million and non-current deferred tax assets by $40.8 million. See Note 1 to the Consolidated Financial Statements for additional information.

Our ability to realize the net deferred tax assets ($330.4 million at May 25, 2008) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Our ability to utilize these tax assets is dependent on future results and it is therefore possible that we will be unable to ultimately realize some portion or all of the benefits of these recognized deferred tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

•	Share-Based Compensation Expense

Beginning in fiscal 2007, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” which requires the measurement and recognition of compensation expense for all share-based payment awards based on estimated fair value. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. For further detail and a description of these plans, see Note 13 to the Consolidated Financial Statements in this Form 10-K for the year ended May 25, 2008.

We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the adoption of SFAS No. 123(R). In the year we adopted SFAS No. 123(R), the effect on operating results in fiscal 2007 was a decrease in net income of $64.5 million and a decrease to basic earnings per share of $0.20 and diluted earnings per share of $0.19 from the amounts they would have been under the previous accounting standard. Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and reported pro forma information regarding net income and earnings per share required by SFAS

No. 123, “Accounting for Stock-Based Compensation,” (SFAS No. 123) as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”

The fair value of awards for our stock option and stock purchase plans is measured at the date of grant using a Black-Scholes option pricing model which requires the input of certain key assumptions. Upon adoption of SFAS No. 123(R), we changed the method used to determine the assumption for expected volatility. Beginning in fiscal 2007, the expected volatility assumption is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. This change results in a lower volatility assumption for fiscal 2007 compared to fiscal 2006. See Note 1 and Note 13 to the Consolidated Financial Statements for additional discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense.

Share-based compensation expense was $89.7 million in fiscal 2008 compared to $111.5 million in fiscal 2007 and $16.1 million fiscal 2006. The decrease in expense in fiscal 2008 compared to fiscal 2007 is mainly due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that was determined based on using historical volatility. The expense from these stock options diminishes as they become fully vested.

•	Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2008 was concentrated in U.K. pound sterling, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

At some of our international locations, we maintain defined benefit pension plans that operate in accordance with local statutes and practices. In fiscal 2007, we adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R),” which requires the recognition on the consolidated balance sheet of the funded status for defined benefit pension plans. Upon implementation, we remeasured the ending funded status of our plans using their historical exchange rates. In fiscal 2008, we determined that, consistent with the underlying principles of SFAS No. 158, the ending balance of the funded status as of May 25, 2008 and May 27, 2007 should reflect the remeasurement of those balances using the current exchange rates at the respective balance sheet dates. Therefore, for the fiscal 2008 Form 10-K, we have revised the fiscal 2007 balance to reflect remeasurement using the current exchange rate at May 27, 2007. This resulted in an increase in other non-current liabilities of $25.2 million. The corresponding offsets increased accumulated other comprehensive loss by $21.8 million and deferred tax assets by $3.4 million. See Note 1 to the Consolidated Financial Statements for additional information.

•	Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

Approximately $700 million of our long-term debt has floating interest rates whereby an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the London Interbank Offered Rate, or LIBOR, of one percentage point would result in a corresponding change in our interest expense of up to approximately $7.0 million annually. Although interest rates decreased in fiscal 2008, there is no guarantee that rates will continue to decrease. Moreover, increases in interest expense would be mitigated by a similar increase in interest income earned from our large cash portfolio. The remainder of our long-term debt totaling approximately $775 million has fixed interest rates and is not affected by changes in interest rates. A series of decreases in interest rates has a significant effect on the amount of interest income we earn from our cash portfolio due to the short-term nature of the major portion of our cash portfolio. At the same time, interest expense would be positively affected since as noted above, a portion of our long-term debt has floating interest rates. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and various other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $10 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed as of May 25, 2008.

•	Liquidity and Capital Resources

Years Ended: (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006

Net cash provided by operating activities	$644.3	$618.3	$796.9
Net cash used in investing activities	(102.0)	(8.4)	(36.0)
Net cash used by financing activities	(634.1)	(713.5)	(695.8)
Net change in cash and cash equivalents	$(91.8)	$(103.6)	$65.1

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2008, 2007 and 2006 are described below:

During fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and a positive impact from changes in working capital components. Changes in working capital that had a positive effect are attributable to an increase in accounts payable and accrued expenses associated with the accrual of interest from the long-term debt and decreases in inventories and other assets. The decrease in other current assets primarily reflects the refund of certain operating lease deposits upon exercising the option to purchase the related equipment. This was partially offset by a decrease in other non-current liabilities primarily due to a contribution we made to one of our defined benefit pension plans. In fiscal 2007, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by a negative impact from changes in working capital components, primarily caused by a significant decrease in accounts payable and accrued expenses that was partially offset by decreases in receivables and inventories. In fiscal 2006, cash from operating activities was generated primarily from net income, adjusted for non-cash items (primarily depreciation and amortization and the tax benefit associated with stock options) combined with a positive impact from changes in working capital components.

The primary use of cash for investing activities in fiscal 2008 was the purchase of property, plant and equipment of $111.3 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.6 million. The primary use of cash for investing activities in fiscal 2007 was for investment in property, plant and equipment of $106.6 million, mainly representing the purchase of machinery and equipment, and a business acquisition, net of cash acquired for $8.2 million. These amounts were offset by the sale and maturity of available-for-sale securities of $110.8 million. The major use of cash for investing activities during fiscal 2006 was for investment in property, plant and equipment of $163.3 million, primarily for the purchase of machinery and equipment, which was partially offset by the proceeds of $71.0 million from the sale of our cordless and high definition products businesses, $46.9 million from the sale and maturity of available-for-sale securities and $11.6 million from the sale of investments.

The primary use of cash for financing activities in fiscal 2008 was for the repurchase of 85.9 million shares of our common stock for $2,123.5 million, which includes 58.0 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were repurchased in the open market. We also used cash for financing activities for the payments of $50.6 million for cash dividends, $46.8 million of principal payments on the bank term loan and $14.6 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1,489.4 million (net of $10.6 million issuance costs) that came from new debt, which included $1.0 billion unsecured senior notes issued through a public offering in June 2007 and a $500.0 million unsecured credit facility with a consortium of banks funded in July 2007. Cash proceeds also included $103.7 million from the issuance of common stock under employee benefit plans. Financing activities in fiscal 2008 also include an additional $1.5 billion of cash received from the unsecured bridge credit facility in June 2007 that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering in June 2007 and the $500 million unsecured credit facility with a consortium of banks in July 2007. The primary use of cash for financing activities in fiscal 2007 was for the repurchase of 32.9 million shares of our common stock in the open market for $774.0 million, payments of $45.1 million for cash dividends and $8.7 million for software license obligations. These amounts were partially offset by proceeds of $103.1 million from the issuance of common stock under employee benefit plans. The primary use of cash from our financing activities in fiscal 2006 was for the repurchase of 37.2 million shares of our common stock in the open market for $950.7 million. We also used cash to pay $34.2 million in cash dividends and $13.1 million on software license obligations. These amounts were partially offset by proceeds of $303.3 million from the issuance of common stock under employee benefit plans.

As of May 25, 2008, we had a balance of $255.8 million remaining available for future common stock repurchases under our stock repurchase program announced in June 2007. On June 3, 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which was paid on July 7, 2008 to shareholders of record at the close of business on June 16, 2008.

We foresee continuing cash outlays for plant and equipment in fiscal 2009, with our primary focus on new analog capabilities at our existing sites. At the current time, we anticipate that our fiscal 2009 capital expenditures will be slightly higher than the fiscal 2008 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2009, as well as the dividends paid in July 2008, the authorized stock repurchase program, and principal and interest payments due on long-term debt.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the current downturn in the financial markets. However, major declines in financial markets could possibly cause reductions in our cash equivalents and marketable investments in the future.

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 25, 2008:

	Payments due by period:
(In Millions)	Total	Less than 1 Year	1 – 3 Years	3 -5 Years	More than 5 Years

Long-term debt	$1,477.3	$62.5	$399.1	$640.7	$375.0

Operating leases:
Non-cancelable operating leases	61.0	24.5	26.7	7.6	2.2

Purchase Obligations:
CAD software licensing agreements	9.7	9.7	-	-	-
Industrial gas contracts	6.4	0.5	0.9	0.9	4.1
Utility contract	2.8	2.8	-	-	-
Other long-term obligations	5.6	3.6	2.0	-	-
Total	$1,562.8	$103.6	$428.7	$649.2	$381.3

Commercial Commitments: Standby letters of credit under bank multicurrency agreement	$1.6	$0.9	$0.7	$-	$-

In addition, as of May 25, 2008, capital purchase commitments were $18.4 million.

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

In May 2008, the Financial Accounting Standards Board issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” which provides a framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities. We do not expect the adoption of this Statement to have any impact on our consolidated financial statements. This Statement will be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

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

In February 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) No. FAS 157-1 and FSP No. FAS 157-2. FSP No. 157-1 amends SFAS No. 157, “Fair Value Measurements,” to exclude SFAS No. 13, “Accounting for Leases,” and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under Statement 13. FSP No. 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-1 is effective beginning in our first quarter of fiscal 2009 upon adoption of SFAS No. 157 and FSP No. 157-2 is effective immediately. We are continuing to evaluate SFAS No. 157, which will become effective beginning in our first quarter of fiscal 2009, and have not yet determined whether it will result in a change to our fair value measurements.

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

SFAS No. 141(R) replaces SFAS No. 141, “Business Combinations;” however, it retains the fundamental requirements of the former Statement that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. The new standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination.

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

•	Outlook

Although overall sales were lower in fiscal 2008 compared to fiscal 2007, sales of our new analog products increased, particularly in the wireless handset and personal mobile device markets where we have experienced growth opportunities over the past year due to positive market trends combined with our successful penetration into feature-rich devices in those markets. In the last quarter of fiscal 2008, net sales also improved as new orders increased sequentially by 12 percent over the third quarter of fiscal 2008, reflecting activity from both our OEM customers as well as our distributors. A portion of the increase was attributable to a higher level of turns orders (which are orders received with delivery requested in the same quarter) compared to the preceding third quarter. As we entered the first quarter of fiscal 2009, our opening 13-week backlog was higher than it was when we began the fourth quarter of fiscal 2008.

Distributor resales in our distribution channel were higher in the fourth quarter of fiscal 2008, driven by positive seasonal trends, while the number of weeks of inventory that distributors were carrying was down slightly. During the first quarter of fiscal 2009, we anticipate that distributor resales will be relatively comparable to the fourth quarter of fiscal 2008 and overall OEM activity is expected to remain stable with some amount of seasonality in certain regions due to summer holidays.

Considering all factors, including those described above, we provided guidance for net sales in the first quarter of fiscal 2009 to be in the range of $460 million to $475 million. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this projected level of sales. We expect our gross margin percentage in the first quarter of fiscal 2009 to range from 65 percent to 66 percent. Our estimate includes approximately $4 million of share-based compensation expense included in cost of sales in the first quarter of fiscal 2009. Wafer fabrication utilization is expected to stay relatively stable compared to the fourth quarter of fiscal 2008, which was 71 percent. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be negatively impacted.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing under the subcaption “Financial Market Risks” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the information appearing in Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 25,	May 27,
(In Millions, Except Share Amounts)	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$736.8	$828.6
Receivables, less allowances of $25.4 in 2008 and $32.4 in 2007	137.3	150.6
Inventories	148.6	176.0
Deferred tax assets (1)	82.9	74.2
Other current assets	66.0	62.1
Total current assets	1,171.6	1,291.5
Property, plant and equipment, net	557.3	583.5
Goodwill	60.5	63.6
Deferred tax assets, net (1)	247.5	238.3
Other assets	112.2	69.9
Total assets	$2,149.1	$2,246.8
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$-
Accounts payable	53.5	59.9
Accrued expenses	180.3	122.7
Income taxes payable	12.3	117.4
Total current liabilities	308.6	300.0
Long-term debt	1,414.8	20.6
Long-term income taxes payable	143.4	-
Other non-current liabilities (1)	85.4	157.7
Total liabilities	1,952.2	478.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $0.50 par value. Authorized 1,000,000 shares.	-	-
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding 232,587,464 in 2008 and 310,292,624 in 2007	116.3	155.1
Retained earnings (1)	167.4	1,727.2
Accumulated other comprehensive loss (1)	(86.8)	(113.8)
Total shareholders’ equity	196.9	1,768.5
Total liabilities and shareholders’ equity	$2,149.1	$2,246.8

(1) Amounts for fiscal 2007 have been revised (See Note 1 to the Consolidated Financial Statements).

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended	May 25,	May 27,	May 28,
(In Millions, Except Per Share Amounts)	2008	2007	2006

Net sales	$1,885.9	$1,929.9	$2,158.1
Cost of sales	671.5	757.7	885.4
Gross margin	1,214.4	1,172.2	1,272.7

Research and development	363.0	363.7	326.6
Selling, general and administrative	315.5	310.9	273.9
Severance and restructuring expenses	27.2	4.6	33.7
Gain from sale of businesses	-	-	(28.9)
In-process research and development charge	-	6.1	-
Goodwill impairment loss	-	-	7.6
Other operating income, net	(0.4)	(2.8)	(5.7)
Operating expenses	705.3	682.5	607.2

Operating income	509.1	489.7	665.5
Interest income	33.8	40.1	33.7
Interest expense	(85.5)	(1.2)	(1.9)
Other non-operating income (expense), net	(6.2)	2.0	(2.1)
Income before income taxes	451.2	530.6	695.2
Income tax expense	118.9	155.3	246.0
Net income	$332.3	$375.3	$449.2

Earnings per share:
Basic	$1.31	$1.17	$1.32
Diluted	$1.26	$1.12	$1.26

Weighted-average common and potential common shares outstanding:
Basic	252.8	319.5	339.8
Diluted	264.3	334.2	357.0

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended	May 25,	May 27,	May 28,
(In Millions)	2008	2007	2006

Net income	$332.3	$375.3	$449.2

Other comprehensive income (loss), net of tax:
Unrealized gain on available-for-sale securities	-	0.3	4.8
Reclassification adjustment for net realized (gain) on available-for-sale securities included in net income	-	-	(4.7)
Defined benefit pension plans:
Reclassification adjustment for the amortization of transition asset included in net periodic pension cost	(0.1)	(0.1)	(0.1)
Recognition of actuarial gain (loss) arising during the period	27.4	19.9	(15.3)
Plan settlement	(0.4)	-	-
Derivative instruments:
Unrealized gain (loss) on cash flow hedges	0.1	(0.1)	-
Other comprehensive income (loss)	27.0	20.0	(15.3)
Comprehensive income	$359.3	$395.3	$433.9

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Per Share Amount)	Common Stock		Additional Paid-In Capital	Retained Earnings (1)	Unearned Compensation	Accumulated Other Comprehensive Loss (2)	Total
	Shares	Par Value
Balance at May 29, 2005	348.0	$174.0	$1,024.5	$1,002.7	$(7.4)	$(98.2)	$2,095.6
Net income	-	-	-	449.2	-	-	449.2
Cash dividend declared and paid ($0.10 per share)	-	-	-	(34.2)	-	-	(34.2)
Issuance of common stock under option and purchase plans	24.8	12.4	291.3	-	-	-	303.7
Unearned compensation related to issuance of restricted stock	0.1	-	7.7	-	(7.7)	-	-
Cancellation of restricted stock	-	-	(2.4)	-	1.1	-	(1.3)
Amortization of unearned compensation	-	-	-	-	5.4	-	5.4
Expense associated with executive incentive plan	-	-	10.7	-	-	-	10.7
Tax benefit associated with stock options	-	-	104.5	-	-	-	104.5
Purchase and retirement of treasury stock	(37.2)	(18.6)	(932.1)	-	-	-	(950.7)
Other comprehensive loss	-	-	-	-	-	(15.3)	(15.3)
Balance at May 28, 2006	335.7	167.8	504.2	1,417.7	(8.6)	(113.5)	1,967.6
Net income	-	-	-	375.3	-	-	375.3
Cash dividend declared and paid ($0.14 per share)	-	-	-	(45.1)	-	-	(45.1)
Issuance of common stock under option and purchase plans	7.3	3.7	99.3	-	-	-	103.0
Issuance of restricted stock	0.2	0.1	(0.1)	-	-	-	-
Cancellation of restricted stock	-	-	(1.4)	-	-	-	(1.4)
Share-based compensation cost	-	-	113.8	-	-	-	113.8
Elimination of unearned compensation upon adoption
of SFAS No. 123R	-	-	(8.6)	-	8.6	-	-
Tax benefit associated with stock options	-	-	29.6	-	-	-	29.6
Purchase and retirement of treasury stock	(32.9)	(16.5)	(736.8)	(20.7)	-	-	(774.0)
Other comprehensive income	-	-	-	-	-	20.0	20.0
Unadjusted balance at May 27, 2007	310.3	155.1	-	1,727.2	-	(93.5)	1,788.8
Effect upon the adoption of SFAS No. 158, net of tax	-	-	-	-	-	(20.3)	(20.3)
Balance at May 27, 2007	310.3	155.1	-	1,727.2	-	(113.8)	1,768.5
Cumulative effect adjustment upon adoption of FIN 48	-	-	-	37.1	-	-	37.1
Net income	-	-	-	332.3	-	-	332.3
Cash dividend declared and paid ($0.20 per share)	-	-	-	(50.6)	-	-	(50.6)
Issuance of common stock under option and purchase plans	7.6	3.9	99.8	-	-	-	103.7
Issuance of stock under Executive Officer Equity Plan	1.2	0.6	(0.6)	-	-	-	-
Cancellation of restricted stock	(0.6)	(0.3)	(14.3)	-	-	-	(14.6)
Share-based compensation cost	-	-	89.4	-	-	-	89.4
Tax benefit associated with stock options	-	-	27.6	-	-	-	27.6
Purchase and retirement of treasury stock	(85.9)	(43.0)	(2,080.5)	-	-	-	(2,123.5)
Treasury stock retirement in excess of additional paid-in capital	-	-	1,878.6	(1,878.6)	-	-	-
Other comprehensive income	-	-	-	-	-	27.0	27.0
Balance at May 25, 2008	232.6	$116.3	$-	$167.4	$-	$(86.8)	$196.9
(1) Balances at May 27, 2007, May 28, 2006 and May 29, 2005 have been revised (See Note 1 to the Consolidated Financial Statements).
(2) Amounts for fiscal 2007 has been revised (See Note 1 to the Consolidated Financial Statements).

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	May 25, 2008	May 27, 2007	May 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332.3	$375.3	$449.2
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	132.7	144.7	160.9
Share-based compensation expense	89.7	111.5	16.1
Excess tax benefit from share-based payment arrangements	(17.0)	(12.6)	-
Tax benefit associated with stock options	27.6	29.6	104.5
Deferred tax provision (benefit)	5.1	(16.2)	70.3
Loss (gain) on investments	6.0	(2.0)	(8.3)
Loss on disposal of equipment	3.3	0.7	2.7
Restructure equipment impairment	3.0	-	-
Gain on sale of manufacturing plant assets	(3.1)	-	-
In-process research and development charge	-	6.1	-
Impairment of goodwill	-	-	7.6
Gain on sale of businesses	-	-	(28.9)
Share in net losses of equity-method investments	-	-	0.7
Non-cash other operating (income) expense, net	-	-	1.9
Other, net	4.0	2.4	(2.5)
Changes in certain assets and liabilities, net:
Receivables	13.3	57.9	(84.3)
Inventories	27.1	15.7	(19.2)
Other current assets	23.3	7.9	45.0
Accounts payable and accrued expenses	46.0	(126.0)	71.8
Income taxes payable	(18.4)	18.9	17.0
Other non-current assets	-	-	(9.0)
Other non-current liabilities	(30.6)	4.4	1.4
Net cash provided by operating activities	644.3	618.3	796.9
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(111.3)	(106.6)	(163.3)
Sale of equipment	16.6	1.2	1.2
Sale and maturity of available-for-sale securities	-	110.8	46.9
Sale of investments	0.2	-	11.6
Business acquisition, net of cash acquired	-	(8.2)	-
Sale of businesses	-	-	71.0
Funding of benefit plan	(5.6)	(8.5)	(3.0)
Other, net	(1.9)	2.9	(0.4)
Net cash used by investing activities	(102.0)	(8.4)	(36.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured senior notes, net of issuance costs of $7.1 million	992.9	-	-
Proceeds from bank borrowings, net of issuance costs of $3.5 million	1,996.5	-	-
Repayment of bank borrowing	(1,546.8)	-	-
Payment on software license obligations	(8.7)	(8.7)	(13.1)
Excess tax benefit from share-based payment arrangements	17.0	12.6	-
Issuance of common stock	103.7	103.1	303.3
Payroll taxes paid on behalf of employees	(14.6)	(1.4)	(1.1)
Purchase and retirement of treasury stock	(2,123.5)	(774.0)	(950.7)
Cash dividends declared and paid	(50.6)	(45.1)	(34.2)
Net cash used by financing activities	(634.1)	(713.5)	(695.8)
Net change in cash and cash equivalents	(91.8)	(103.6)	65.1
Cash and cash equivalents at beginning of year	828.6	932.2	867.1
Cash and cash equivalents at end of year	$736.8	$828.6	$932.2

See accompanying Notes to Consolidated Financial Statement

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance analog and mixed-signal solutions. We look to create analog-intensive solutions that provide more energy efficiency, greater portability, better audio, sharper images and higher performance in electronic systems.

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Our fiscal year ends on the last Sunday of May, and for each of the fiscal years ended May 25, 2008, May 27, 2007 and May 28, 2006, we had 52-week years.

Revision of Prior Period Financial Statements

During the preparation of our fiscal 2008 financial statements, we identified an understatement in net deferred tax assets relating to basis differences in fixed assets. The understatement occurred in our fiscal 2005 income tax provision when we released a valuation allowance on our deferred tax assets that excluded $41.5 million. As a result, our income tax benefit and net income in fiscal 2005 were each understated by $41.5 million, and basic and diluted earnings per share were understated by $0.12 and $0.11, respectively.

In fiscal 2008, we determined that, consistent with the underlying principles of SFAS No. 158, the ending balance of the funded status of our defined benefit pension plans at May 25, 2008 and May 27, 2007 should reflect the remeasurement of those balances using the current exchange rates at the respective balance sheet dates. In our fiscal 2007 financial statements, the funded status at May 27, 2007 was remeasured at its historical exchange rate and therefore, understated by $25.2 million.

We concluded that these errors were not material to any prior year financial statements under the guidance of Staff Accounting Bulletin No. 99, “Materiality.” Although the errors were and continue to be immaterial to prior periods, because of the significance of an out-of-period correction in the current year, we applied the guidance of Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” and revised the prior year financial statements. As a result, the fiscal 2006 beginning retained earnings increased by $41.5 million for an additional release of a valuation allowance on our deferred tax assets. The corresponding adjustments increased current deferred tax assets by $0.7 million and non-current deferred tax assets by $40.8 million. We also revised the effect upon the adoption of SFAS No. 158 in fiscal 2007 to reflect remeasurement of the funded status of our foreign defined benefit pension plans using the current exchange rate at May 27, 2007. This resulted in an increase in other non-current liabilities of $25.2 million and corresponding increases to accumulated other comprehensive loss of $21.8 million and deferred tax assets of $3.4 million at May 27, 2007.

The following table provides a summary of the effect from the adjustments described above to previously reported balances and the revised balances reported in the fiscal 2008 consolidated financial statements:

(In Millions)	Current Deferred Tax Assets	Non-current Deferred Tax Assets, Net	Other Non-current Liabilities	Retained Earnings	Accumulated Other Comprehensive Loss
Balance as previously reported at May 27, 2007	$73.2	$194.4	$132.5	$1,685.7	$ (92.0)
Adjustments:
Deferred tax	1.0	40.5	-	41.5	-
Defined benefit pension plan	-	3.4	25.2	-	(21.8)
Revised balance at May 27, 2007	$74.2	$238.3	$157.7	$1,727.2	$ (113.8)

Balance as previously reported at May 28, 2006	$74.7	$185.7	$165.6	$1,376.2	$ (113.5)
Deferred tax adjustment	0.8	40.7	-	41.5	-
Revised balance at May 28, 2006	$75.5	$226.4	$165.6	$1,417.7	$ (113.5)

Balance as previously reported at May 29, 2005	$126.9	$192.2	$142.1	$961.2	$ (98.2)
Deferred tax adjustment	0.7	40.8	-	41.5	-
Revised balance at May 29, 2005	$127.6	$233.0	$142.1	$1,002.7	$ (98.2)

The adjustments described above had no effect on the consolidated statements of income and cash flows for fiscal 2008, 2007 and 2006.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 54 percent of our semiconductor product sales were made to distributors in fiscal 2008, compared to approximately 55 percent in fiscal 2007 and approximately 51 percent in fiscal 2006. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances.

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

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $25.1 million in fiscal 2008, $33.9 million in fiscal 2007 and $47.8 million in fiscal 2006.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.6 million in fiscal 2008, $2.8 million in fiscal 2007 and $5.3 million in fiscal 2006. All other intellectual property income that does not meet such criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are inconsequential or perfunctory to the other party.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is reduced for any difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 25, 2008, we have eight reporting units that contain goodwill.

Impairment of Long-lived Assets

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance indicate that it is more likely than not that an impairment loss has been incurred. We evaluate goodwill impairment annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that their carrying value may not be recoverable from the estimated future cash flows expected to result from their use and eventual disposition. Our long-lived assets subject to this evaluation include property, plant and equipment and amortizable intangible assets. Amortizable intangible assets subject to this evaluation include developed technology, patents and technology licenses we have acquired. Our impairment evaluation of long-lived assets includes an analysis of estimated future undiscounted net cash flows expected to be generated by the assets over their remaining estimated useful lives. If our estimate of future undiscounted net cash flows is insufficient to recover the carrying value of the assets over the remaining estimated useful lives, we will record an impairment loss in the amount by which the carrying value of the assets exceeds the fair value. If assets are determined to be recoverable, but the useful lives are shorter than we originally estimated, we depreciate or amortize the net book value of the asset over the newly determined remaining useful lives.

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

Earnings per Share

We compute basic earnings per share using the weighted-average number of common shares outstanding. Diluted earnings per share are computed using the weighted-average common shares outstanding after giving effect to potential common shares from stock options, restricted stock and restricted stock units based on the treasury stock method.

For all years presented, the reported net income was used as the numerator in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions, except exercise prices)	2008	2007	2006

Weighted-average common shares outstanding used
for basic earnings per share	252.8	319.5	339.8
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	11.5	14.7	17.2

Weighted-average common and potential common shares
outstanding used for diluted earnings per share	264.3	334.2	357.0

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	23.0	20.6	10.9
Weighted-average exercise price	$27.26	$26.46	$29.84

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For fiscal 2008, 2007 and 2006, respectively, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the year. Shares related to outstanding stock options at May 25, 2008 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income was a net foreign currency gain of $2.1 million in fiscal 2008 and net foreign currency losses of $1.6 million and $0.1 million for fiscal 2007 and 2006, respectively.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with an original maturity of three months or less. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 11 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants. We had deferred compensation plan assets of $53.7 million at May 25, 2008, $54.3 million at May 27, 2007 and $42.6 million at May 28, 2006, which are included in other assets. In connection with these trading securities, we recorded a net loss of $6.2 million in fiscal 2008, a net gain of $3.2 million in fiscal 2007 and a net gain of $2.4 million in fiscal 2006. There is an offset for the same amounts included in SG&A expenses in fiscal 2008, 2007 and 2006, respectively, that represents the corresponding change in the liability associated with the employee deferred compensation plan due to the change in market value of these trading securities.

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

Fair Values of Financial Instruments

The carrying amounts for cash and cash equivalents, accounts receivable and accounts payable approximate their fair values due to the short period of time until their maturity. Fair values of deferred compensation plan assets, long-term debt, currency forward contracts and currency options are based on quoted market prices or pricing models using prevailing financial market information as of May 25, 2008 and May 27, 2007. See Note 2 to the Consolidated Financial Statements for fair values of derivative financial instruments and Note 9 to the Consolidated Financial Statements for fair value of long-term debt.

Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment,” which we adopted on May 29, 2006, the first day of fiscal 2007. SFAS No. 123(R) eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and instead requires that such transactions be accounted for under the fair-value method. We applied the modified prospective transition method to adopt SFAS No. 123(R) and accordingly, operating results for periods prior to fiscal 2007 have not been restated to reflect the effect of SFAS No. 123(R). Under the modified prospective method, share-based compensation expense includes amounts for those share-based awards granted beginning in fiscal 2007 and all unvested share-based awards granted prior to May 29, 2006. We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans as described in Note 13 to the Consolidated Financial Statements.

The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of awards is recognized on a straight-line basis over the vesting period. The compensation expense for share-based awards is based on awards that are expected to vest and is reduced for estimated forfeitures. We apply an annual forfeiture rate that is determined based on historical forfeitures. Our estimated forfeiture rate is evaluated each reporting period and, taking into consideration all available evidence both before and after the reporting date, we make appropriate adjustments. This forfeiture rate represents the awards expected to be forfeited each year and results in the recognition of share-based compensation expense over the vesting period for those awards that vest. For fiscal 2008 and 2007, forfeiture rates of 6.2 percent and 5.1 percent, respectively, were applied for share-based compensation expense related to employee stock options (excluding officers). The compensation expense for share-based awards granted prior to May 29, 2006 is based on the fair values previously determined for the pro forma disclosure required under SFAS No. 123, “Accounting for Stock-Based Compensation,” adjusted for expected forfeitures.

Share-based compensation expense included in operating results for fiscal 2008, 2007 and 2006 is presented in the following table:

(In Millions, Except Per Share Amounts)	2008	2007	2006

Cost of sales:
Gross compensation	$19.8	$23.3	$-
Capitalized in inventory during the period	(16.0)	(17.6)	-
Realized from inventory during the period	16.3	15.3	-
	20.1	21.0	-
Research and development	27.3	31.7	3.0
Selling, general and administrative	42.3	58.8	13.1
Total share-based compensation included
in income before taxes	89.7	111.5	16.1
Income tax benefit	(26.7)	(33.4)	(5.9)
Total share-based compensation, net of tax,
included in net income	$63.0	$78.1	$10.2
Share-based compensation effects on
earnings per share:
Basic	$0.25	$0.24	$0.03
Diluted	$0.24	$0.23	$0.03

Share-based compensation capitalized
in inventory	$2.0	$2.3	$-

Total share-based compensation	$89.4	$113.8	$16.1

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 increased our total share-based compensation expense by including the recognition of new share-based compensation expense arising from our stock option and stock purchase plans, which was not required under APB No. 25. Share-based compensation expense recorded prior to fiscal 2007 included compensation expense primarily associated with restricted stock awards. As a result, in the year we adopted SFAS No. 123(R), the effect on operating results in fiscal 2007 was a reduction in income before taxes and net income of $90.3 million and $64.5 million, respectively, from the amounts they would have been under the previous accounting standard. Corresponding basic earnings per share in fiscal 2007 was reduced by $0.20 and diluted earnings per share was reduced by $0.19 in fiscal 2007. We have reported the excess tax benefit from the exercise of share-based compensation awards as a financing activity, with a corresponding amount reported as an operating activity in the Consolidated Statement of Cash Flows for fiscal 2008 and 2007.

Prior to the adoption of SFAS No. 123(R), we measured compensation expense in accordance with the intrinsic method of APB No. 25 and reported pro forma information regarding net income and earnings per share required by SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” The pro forma information illustrated the effect on net income and earnings per share as if we had accounted for share-based awards to employees under the fair value method specified by SFAS No. 123. Pro forma information required under SFAS No. 123(R) for the period prior to fiscal 2007 is presented in the following table:

(In Millions, Except Per Share Amounts)	May 28, 2006

Net income – as reported	$449.2
Adjustments:
Share-based compensation charge
included in net income determined under
The intrinsic value method, net of tax	10.2
Total share-based compensation
benefit determined under the fair value
method, net of tax benefit	36.3
Net income – pro forma	$495.7

Basic earnings per share – as reported	$1.32
Basic earnings per share – pro forma	$1.46
Diluted earnings per share – as reported	$1.26
Diluted earnings per share – pro forma	$1.39

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	2008	2007	2006
Stock Options
Expected life (in years)	4.1	4.1	5.3
Expected volatility	33%	37%	66%
Risk-free interest rate	4.6%	5.1%	4.2%
Dividend yield	0.6%	0.5%	0.3%

Stock Purchase Rights
Expected life (in years)	0.7	0.8	0.7
Expected volatility	35%	37%	31%
Risk-free interest rate	3.5%	4.9%	3.5%
Dividend yield	0.8%	0.5%	0.4%

When we began to record compensation expense for share-based payment awards at the beginning of fiscal 2007, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience, adjusted for our expectation of future exercise activity. The expected volatility is based on implied volatility, as management has determined in connection with the adoption of SFAS No. 123(R) that implied volatility better reflects the market’s expectation of future volatility than historical volatility. Our historical volatility during the past several years included a period of time that our stock price experienced significant increases and decreases. We believe that this past stock price volatility is unlikely to be indicative of future stock price performance because of our transition to a more analog focused company with particular emphasis on the analog standard linear categories. Our implied volatility is determined based on our traded options which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant. The traded options selected for our measurement are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. Prior to fiscal 2007, we used our historical stock price volatility in accordance with the requirements of SFAS No. 123 for purposes of our pro forma information. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans and of purchase rights under our employee stock purchase plan. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during fiscal 2008, 2007 and 2006 was $8.49, $8.14 and $14.82 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $6.78, $6.76 and $6.55 per share for fiscal 2008, 2007 and 2006, respectively.

Under our equity compensation plans, employees who retire from the company and meet certain conditions set forth in the plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. For pro forma reporting purposes, we historically recognized compensation costs of these options using the nominal vesting period approach. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that were granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts disclosed in the pro forma table above and for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $14.2 million in fiscal 2008, $19.5 million in fiscal 2007 and $23.2 million in fiscal 2006.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2008 presentation. Net operating results have not been affected by these reclassifications.

Note 2. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 25, 2008, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of one year or less have a rating of A1/P1 or better.

Our cash equivalents consisted of the following as of May 25, 2008 and May 27, 2007:

(In Millions)	2008	2007

CASH EQUIVALENTS
Available-for-sale securities:
Institutional money market funds	$242.6	$164.2
Commercial paper	109.9	259.3
	352.5	423.5
Held-to-maturity securities:
Bank time deposits	179.0	209.0
Total cash equivalents	$531.5	$632.5

Since we had no marketable investments at May 25, 2008 or May 27, 2007, there were no gross realized gains or losses on available-for-sale securities recognized in fiscal 2008 or fiscal 2007. In fiscal 2006, we recognized gross realized gains on available-for-sale securities of $4.7 million and there were no gross realized losses on available-for-sale securities.

Although our non-marketable investments had no carrying value at May 25, 2008 and May 27, 2007, we still hold stock in certain non-publicly traded companies. As a result, we recognized gross realized gains of $0.2 million from proceeds received from one of our equity investments in fiscal 2008. There were no gross realized gains in fiscal 2007, but we had gross realized gains of $5.4 million in fiscal 2006, which came primarily from the sale of shares and acquisitions by third parties. We recognized impairment losses of $1.2 million in fiscal 2007 and $4.2 million in fiscal 2006 for non-marketable investments.

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

For derivative instruments that are designated and qualify as cash flow hedges, we record the effective portion of the gains or losses on the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders’ equity and reclassify amounts into earnings in the period when the hedged transaction affects earnings. For cash flow hedges the length of time we hedge our exposure is 3 to 6 months. For derivative instruments that are designated as fair value hedges, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, is included in selling, general and administrative expenses. The effective portion of all changes in these derivative instruments is reported in the same financial statement line item as the changes in the hedged item. For derivative instruments that do not meet the designation for accounting hedges, gains or losses on the derivative instrument are immediately recorded in earnings. Beginning in fiscal 2008, derivative instruments used to hedge exposures to variability in expected future foreign denominated cash flows are no longer designated as cash flow hedges. A net realized gain from these derivative instruments was immaterial in fiscal 2008 and a net realized loss from fair value hedges in fiscal 2008 was also immaterial. In fiscal 2007, we recognized a $0.7 million net realized loss from cash flow hedges and a $1.1 million net realized gain from fair value hedges. In fiscal 2006, we recognized a $0.3 million net realized loss from cash flow hedges and a $0.1 million net realized gain from fair value hedges.

We report hedge ineffectiveness from foreign currency derivatives for both forward contracts and options in current earnings. We also report ineffectiveness related to interest rate swaps in current earnings. Hedge ineffectiveness was not material for fiscal 2008, 2007 or 2006. No cash flow hedges were terminated as a result of forecasted transactions that did not occur.

Fair Value and Notional Principal of Derivative Financial Instruments

The table below shows the fair value and notional principal of derivative financial instruments at May 25, 2008 and May 27, 2007. The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of fiscal year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information at May 25, 2008 and May 27, 2007. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The credit risk amount shown in the table represents the gross exposure to potential accounting loss on these transactions if all counterparties failed to perform according to the terms of the contract, based on the then-current currency exchange rate or interest rate at each respective date. Although the following table reflects the notional principal, fair value and credit risk amounts of the derivative financial instruments, it does not reflect the gains or losses associated with the exposures and transactions that the derivative financial instruments are intended to hedge. The amounts ultimately realized upon settlement of these financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the instruments.

(In Millions)	Carrying Amount	Notional Principal	Estimated Fair Value	Credit Risk

2008
FOREIGN EXCHANGE INSTRUMENTS
Purchased options:
Japanese yen	$-	$9.0	$-	$-

2007
FOREIGN EXCHANGE INSTRUMENTS
Forward contracts – To sell dollars:
Pound sterling	$-	$10.0	$-	$-
Singapore dollar	-	2.6	-	-
Total	$-	$12.6	$-	$-

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top tencustomers combined represented approximately 58 percent of total accounts receivable at May 25, 2008 and approximately 62 percent at May 27, 2007.

                Net sales to major customers as a percentage of total net sales were as follows:

Years Ended:	May 25, 2008	May 27, 2007	May 28, 2006

Distributor:
Avnet	15%	14%	12%
Arrow	12%	13%	12%

OEM:
Nokia	11%	*	*

* less than 10%

Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 3. Consolidated Financial Statement Details

Consolidated Balance Sheets (In Millions)	2008	2007

RECEIVABLE ALLOWANCES
Doubtful accounts	$1.3	$1.2
Returns and allowances	24.1	31.2
Total receivable allowances	$25.4	$32.4

INVENTORIES
Raw materials	$8.9	$17.1
Work in process	93.7	109.5
Finished goods	46.0	49.4
Total inventories	$148.6	$176.0

PROPERTY, PLANT AND EQUIPMENT
Land	$29.8	$30.0
Buildings and improvements	531.5	532.0
Machinery and equipment	1,926.3	1,974.6
Internal-use software	101.1	103.5
Construction in progress	37.8	79.8
Total property, plant and equipment	2,626.5	2,719.9
Less accumulated depreciation and amortization	(2,069.2)	(2,136.4)
Property, plant and equipment, net	$557.3	$583.5

OTHER ASSETS
Deposits	$16.1	$7.9
Debt issuance costs	8.7	-
Income tax receivable	20.0	-
Deferred compensation plan assets	53.7	54.3
Other	13.7	7.7
Total other assets	$112.2	$69.9

Consolidated Balance Sheets (In Millions)	2008	2007

ACCRUED EXPENSES
Payroll and employee related	$100.5	$76.6
Accrued interest payable	25.4	0.1
Severance and restructuring expenses	15.3	2.4
Litigation accruals	-	3.2
Other	39.1	40.4
Total accrued expenses	$180.3	$122.7

OTHER NON-CURRENT LIABILITIES
Accrued pension cost	$13.9	$75.3
Deferred compensation plan liability	53.7	54.3
Other	17.8	28.1
Total other non-current liabilities	$85.4	$157.7

ACCUMULATED OTHER COMPREHENSIVE LOSS
Unrealized loss on cash flow hedges	$-	$(0.1)
Defined benefit pension plans	(86.8)	(113.7)
Accumulated other comprehensive loss	$(86.8)	$(113.8)

Consolidated Statements of Income
(In Millions)	2008	2007	2006

OTHER OPERATING INCOME, NET
Net intellectual property income	$(0.6)	$(1.8)	$(4.1)
Gain on sale of manufacturing plant assets	(3.1)	-	-
Litigation settlement	3.3	-	-
Net intellectual property settlements	-	-	(3.4)
Intangible asset impairment	-	-	1.8
Other	-	(1.0)	-
Total other operating income, net	$(0.4)	$(2.8)	$(5.7)

OTHER NON-OPERATING INCOME (EXPENSE), NET
Net gain (loss) on marketable and other investments, net:
Trading securities:
Change in net unrealized holding gains (losses)	$(6.2)	$3.2	$2.4
Available-for-sale securities:
Gain from sale	-	-	4.7
Non-marketable investments:
Gain from sale	0.2	-	5.4
Impairment losses	-	(1.2)	(4.2)
Total net gain (loss) on marketable and other investments, net	(6.0)	2.0	8.3
Share in net losses of equity-method investments	-	-	(0.7)
Charitable contribution	(0.2)	-	(9.7)
Total other non-operating income (expense), net	$(6.2)	$2.0	$(2.1)

Note 4. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(In Millions)	2008	2007	2006

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$58.5	$1.1	$1.9
Income taxes	$117.3	$128.3	$16.4

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$14.6	$1.4	$1.3
Acquisition of software license under long-term contracts	$-	$0.8	$20.5
Reduction in goodwill to recognize acquired tax asset	$3.1	$-	$-

Note 5. Cost Reduction Programs and Restructuring of Operations

Fiscal 2008

We reported net charges of $27.2 million in fiscal 2008 for severance and restructuring expenses related to the actions described below. These actions reflect our strategy of continued focus on our analog capabilities and on higher value-added analog products that generate higher gross margins and produce higher returns on invested capital.

In April 2008, we announced a workforce reduction that eliminated approximately 128 positions across the company, primarily in product line and support functions as part of our effort to strategically align resources in connection with our focus on accelerating revenue growth in key market areas that require better power management and energy efficiency. As a result of this action, we recorded a charge of $9.6 million for severance, which represents the total amount expected to be incurred in connection with this workforce reduction. The majority of the affected employees are expected to depart by the end of the first quarter of fiscal 2009. Severance amounts are generally paid 30-60 days after the employee’s actual departure date.

In January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. We expect substantially all activities related to this action to be completed by the end of the first quarter of fiscal 2009. In connection with this action, we eliminated approximately 200 positions, primarily at our manufacturing plants located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. The majority of the affected employees had departed by the end of fiscal 2008. As a result, we recorded a total charge of $19.1 million, which represents the total amount expected to be incurred in connection with this action. Of this amount, $13.2 million is for severance and $3.2 million is other exit-related costs for dismantling and removing equipment. This amount also includes non-cash charges of $4.5 million for the impairment of equipment. These charges were partially offset by a $1.8 million gain recognized upon the subsequent sale of some of the equipment.

In June 2007, we entered into an agreement with the landlord of a facility we vacated as part of a previous cost reduction action. The agreement terminated the lease and we settled the remaining obligations under the lease agreement for $4.2 million. As a result, we recorded a $1.5 million recovery for the release of the residual accrued balance of the lease obligation.

The following table provides further detail of amounts reported as severance and restructuring expenses on the condensed consolidated income statement for fiscal 2008:

(In Millions)	Analog Segment	All Others	Total

Workforce reduction:
Severance	$6.5	$3.1	$9.6

Manufacturing restructure:
Severance	-	13.2	13.2
Impairment of equipment	-	4.5	4.5
Other exit-related costs	-	3.2	3.2
Gain from disposal of equipment	-	(1.8)	(1.8)
	-	19.1	19.1
Release of reserves:
Other exit-related costs	-	(1.5)	(1.5)
Total severance and restructuring expenses	$6.5	$20.7	$27.2

In June 2007, we completed the sale of our assembly and test plant in Singapore that was closed in fiscal 2007. The facility and its residual equipment were sold for $12.0 million to an unrelated third party. The carrying value of the assets sold was $7.6 million. As a result, we recorded a gain of $3.1 million in fiscal 2008, after deducting final transaction costs of $1.3 million. These assets were part of our manufacturing operation, which is not considered an operating segment under SFAS No. 131, but is a corporate group included in the category described as “All Others.”

Fiscal 2007

We reported net charges of $4.6 million in fiscal 2007 for severance and restructuring expenses related to the actions described below. Our cost reduction and restructuring actions in fiscal 2007 were consistent with our focus on our analog capabilities and on higher value-added analog products that generate higher gross margins and produce higher returns on invested capital.

In late fiscal 2006, we began upgrading the wafer-manufacturing capacity at our facility in Greenock, Scotland to specifically support our high-value, high-performance analog products. This significant capital investment project was focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory. The expected improvement in manufacturing efficiency reduces the direct labor requirements for the Greenock operation. As a result, in November 2006 we terminated 33 employees who were a part of the manufacturing workforce in the Greenock facility. All of these affected employees departed prior to the end of November 2006. In connection with this action, we recorded a $1.3 million charge for severance.

We also began the conversion of certain wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity to support our high-value, high-performance analog products. Similar to the objectives of the capital investment project in Scotland, this conversion was expected to reduce product cost, as well as improve equipment productivity, which should substantially reduce direct labor requirements for our Texas operation. Equipment conversion started in June 2006 and was completed in the first half of fiscal 2008. The conversion activity included a workforce reduction of 87 employees in Texas. All affected employees were notified in early June 2006 and their departure dates coincided with the phased timing of the conversion. As a result, we recorded a $2.7 million charge for severance, which included severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas.

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

We completed the closure of our assembly and test plant in Singapore by the end of the first quarter of fiscal 2007. All production activity ceased by the end of July 2006. During the remainder of fiscal 2007, we were actively engaged in a program to locate a buyer and sell the facility, including residual equipment, in its current condition. As a result, the Singapore plant assets, which had a carrying value of $7.6 million, were classified as “held for sale” and reported in other current assets in the consolidated balance sheet as of May 27, 2007.

Fiscal 2006

We reported net charges of $33.7 million in fiscal 2006 for severance and restructuring expenses related to the actions described below. Our cost reduction and restructuring actions in fiscal 2006 were consistent with our strategy of focusing on our analog product capabilities.

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

In addition to these charges, we recorded a net charge of $3.5 million for cost reduction actions primarily related to the reorganization of our product lines into two groups (Signal Path Group and Power Management Group) originally announced at the end of fiscal 2005. The charge included $2.6 million of severance for 29 employees whose departures were completed in the first quarter of fiscal 2007 and $0.9 million of other exit-related costs for a lease obligation.

The charges described above were partially offset by a $0.7 million credit for the release of severance and other exit-related cost accruals no longer required due to completion of activities related to prior cost reduction actions.

As part of our actions to reposition toward a higher-value analog portfolio, we have divested businesses that do not align with our business model. In March 2006, we entered into an agreement to sell a small business unit that was developing high definition products to Marvell International Ltd. Our HDP business unit was an operating segment with insignificant revenues that was included within the Analog reportable segment. Under the terms of the agreement Marvell acquired intellectual property and certain assets of the HDP business for $7.0 million. The tangible assets of this unit, primarily machinery and equipment, had a carrying value of $0.4 million. The remaining intangible assets of the business were evaluated for impairment upon the signing of the agreement. As a result of that evaluation, we recorded a $5.2 million goodwill impairment loss and a $1.8 million impairment loss on an intangible asset in fiscal 2006 to adjust the carrying values of the remaining assets of the business to their recoverable fair values. The sale transaction was completed in April 2006, at which time we recorded a $0.6 million gain that is included in our results of operations for fiscal 2006.

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

The following table provides a summary of the cost reduction charges by segment recorded in fiscal 2006:

(In Millions)	Analog Segment	All Others	Total

Cost reduction program charge:
Singapore plant closure:
Severance	$-	$28.1	$28.1
Asset write-off	-	0.1	0.1
Streamline operations:
Severance	0.4	2.3	2.7
Business reorganization:
Severance	0.7	1.9	2.6
Other exit-related costs	-	0.9	0.9
	1.1	33.3	34.4
Release of reserves:
Severance	(0.2)	(0.5)	(0.7)
Total cost reduction program charge	$0.9	$32.8	$33.7

Summary of Activities

The following table provides a summary of the activities related to our cost reduction and restructuring accruals during fiscal 2008, 2007 and 2006:

	Fiscal 2008		Fiscal 2008	Cost Reduction and Restructuring Actions In Prior Years
	Manufacturing		Workforce Reduction
	Restructure
(In Millions)	Severance	Other Exit- Related Costs	Severance	Severance	Other Exit- Related Costs	Total

Balance at May 29, 2005				$4.4	$5.9	$10.3
Cost reduction charges				33.4	0.9	34.3
Cash payments				(28.7)	(1.2)	(29.9)
Release of residual reserves				(0.6)	(0.1)	(0.7)
Balance at May 28, 2006				8.5	5.5	14.0
Cost reduction charges				4.0	0.6	4.6
Cash payments				(12.0)	(0.5)	(12.5)
Exchange rate adjustment				-	0.6	0.6
Balance at May 27, 2007				0.5	6.2	6.7
Cost reduction charges	$13.2	$3.2	$9.6	-	-	26.0
Cash payments	(7.3)	(2.5)	(1.2)	(0.3)	(4.6)	(15.9)
Release of residual reserves	-	-	-	-	(1.5)	(1.5)
Balance at May 25, 2008	$5.9	$0.7	$8.4	$0.2	$0.1	$15.3

During fiscal 2008 we paid severance to 133 employees in connection with workforce reductions related to the actions described above that primarily occurred in fiscal 2008. Payments for other exit-related costs include the payment of contract termination penalties and costs for equipment removal as part of the manufacturing restructure announced in January, as well as payments of lease obligations associated with actions taken in prior years, including the settlement of the lease obligation discussed above.

The balances at May 25, 2008 represent all remaining estimated costs for activities yet to be completed as a result of the actions described above. Payments for a remaining $14.5 million of severance balances are expected to be substantially completed during the first half of fiscal 2009. Other exit-related costs of $0.8 million primarily relate to costs for dismantling and removing equipment located in our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland, which is expected to be completed during the first half of fiscal 2009.

Note 6. Acquisition

In January 2007, we acquired Xignal, a German-based developer of high-speed data converters. Xignal develops continuous-time sigma delta analog-to-digital converters (ADCs), a technology that enables high-resolution, high-speed ADCs with greatly reduced power levels compared to traditional pipeline solutions. The acquisition of Xignal’s technology and design team was intended to strengthen our position in the data conversion market. The acquisition was accounted for using the purchase method of accounting with a purchase price of $9.3 million (after assuming $3.1 million of net liabilities) for all of the outstanding shares of both the company’s common and preferred stock. In connection with the acquisition, we recorded a $6.1 million in-process R&D charge in fiscal 2007. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. The remainder of the purchase price was allocated to net liabilities of $3.1 million and goodwill of $6.3 million. Pro forma results of operations related to this acquisition have not been presented since the current fiscal year operating results for Xignal up to the date of acquisition were immaterial to our consolidated financial statements.

In fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the original purchase of Xignal. As a result, we recorded an adjustment to reduce the amount allocated to goodwill by $3.1 million and recognize the corresponding tax asset in fiscal 2008.

Note 7. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 28, 2006	$34.6	$22.7	$57.3
Acquisition of Xignal Technologies AG	6.3	-	6.3
Balances at May 27, 2007	40.9	22.7	63.6
Reorganization of reporting units	22.7	(22.7)	-
Reduction in goodwill to recognize acquired tax asset	(3.1)	-	(3.1)
Balances at May 25, 2008	$60.5	$-	$60.5

At the beginning of fiscal 2008, one of our reporting units containing goodwill that was previously reported in the category of “All Others,” was reorganized into a reporting unit that is included in our Analog segment.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal in January 2007 (See Note 10 to the Consolidated Financial Statements). As a result, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset, which is included in other assets in the consolidated balance sheet.

In fiscal 2007, we recorded $6.3 million of goodwill in connection with the acquisition of Xignal (See Note 6 to the Consolidated Financial Statements). In fiscal 2006, we recorded a $5.2 million impairment loss for goodwill of the HDP reporting unit, which arose in connection with our decision to sell the HDP business (See Note 5 to the Consolidated Financial Statements). We also recorded an additional $2.4 million impairment loss for goodwill of the CRT reporting unit, which arose in connection with our annual evaluation of goodwill in fiscal 2006. The fair values of these reporting units were determined using a discounted cash flow approach that incorporated our estimates of future sales and costs for these business units.

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

The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 25, 2008 and May 27, 2007:

(In Millions)

Balance at May 28, 2006	$3.1
Liability incurred for assets acquired	0.3
Liability settled	(0.1)
Revision in estimated cash flows	(0.1)
Accretion expense	0.2
Balance at May 27, 2007	3.4
Liability incurred for assets acquired	0.1
Liability settled	(0.2)
Accretion expense	0.2
Balance at May 25, 2008	$3.5

Note 9. Debt

Debt at fiscal year-end consisted of the following:

(In Millions)	2008	2007

Senior floating rate notes due 2010, 3.05% at May 25, 2008	$250.0	$-
Senior notes due 2012 at 6.15%	375.0	-
Senior notes due 2017 at 6.60%	375.0	-
Bank floating rate unsecured term loan, 3.20% at May 25, 2008	453.1	-
Unsecured promissory note at 2.50%	24.1	20.4
Other	0.1	0.2
Total debt	1,477.3	20.6
Less current portion of long-term debt	62.5	-
Long-term debt	$1,414.8	$20.6

In June 2007, we entered into an unsecured bridge credit facility with an affiliate of Goldman Sachs for $1.5 billion which was used to finance the accelerated stock repurchase program announced in June 2007 (see Note 12 to the Consolidated Financial Statements). Interest on the bridge loan was paid weekly at 0.5 percent over the one-week LIBOR. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured term loan with a consortium of banks funded in July 2007.

The offering of unsecured notes included $250.0 million aggregate principal amount of senior floating rate notes due June 2010, $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million aggregate principal amount of 6.60 percent senior notes due June 2017. The senior floating rate notes bear interest at 0.25 percent over the three-month LIBOR, with the interest reset and payable quarterly, and are redeemable by us beginning December 15, 2008. Interest on the senior fixed rate notes is payable semi-annually and the notes are redeemable by us at any time.

The $500.0 million unsecured term loan with a consortium of banks matures June 2012 and bears interest at 0.5 percent over the three-month LIBOR (reset quarterly) with principal and interest payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios. As of May 25, 2008, we were in compliance with all covenants.

The unsecured promissory note, which is denominated in Japanese yen (2,408,750,000), is due November 2010. Interest is payable quarterly at a fixed 2.5 percent annual rate. We are also required to comply with the covenants set forth under our multi-currency agreement.

The aggregate annual maturities of long-term debt at May 25, 2008 are presented in the following table:

Fiscal year:	(In Millions)

2009	$62.5
2010	62.5
2011	336.6
2012	203.1
2013	437.6
2014 and thereafter	375.0
$1,477.3

The estimated fair value of long-term debt was $1,461.7 million at May 25, 2008.

We have a $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit that was renewed in October 2007. At May 25, 2008 we had committed $1.6 million of the credit available under the agreement. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of May 25, 2008, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2008 and we expect to renew it before then.

Note 10. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)	2008	2007	2006
INCOME BEFORE INCOME TAXES
U.S.	$337.1	$452.0	$555.1
Non-U.S.	114.1	78.6	140.1
	$451.2	$530.6	$695.2
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local	$103.6	$149.6	$157.0
Non-U.S.	10.2	21.9	18.7
	113.8	171.5	175.7
Deferred:
U.S. federal and state	16.4	(11.9)	64.6
Non-U.S.	(11.3)	(4.3)	5.7
	5.1	(16.2)	70.3
Income tax expense	$118.9	$155.3	$246.0

Income tax expense of $118.9 million for fiscal 2008 includes $31.9 million in tax benefits recognized during fiscal 2008 that arose primarily from the resolution of international tax inquiries, the expiration of the statute of limitations associated with international tax matters and costs related to the manufacturing restructure and workforce reduction actions. Income tax expense of $155.3 million for fiscal 2007 included a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million was related to fiscal 2007 R&D expenses and $6.1 million was related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D credit was partially offset by the non-deductible nature of the in-process R&D charge related to the Xignal acquisition. The fiscal 2006 income tax expense of $246.0 million included incremental tax expense of $24.5 million related to the repatriation of accumulated foreign earnings under provisions of the American Jobs Creation Act of 2004 and $5.8 million related to discrete transactions recorded during fiscal 2006 that had higher effective tax rates. Those discrete transactions included cost reduction and restructuring activities associated with the announced closure of the Singapore plant and the sale of the cordless business. The tax benefit from employee stock plans recorded through paid-in capital was $27.6 million in fiscal 2008, $29.6 million in fiscal 2007 and $104.5 million in fiscal 2006.

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

The following table provides a summary of the changes during fiscal 2008 in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the consolidated balance sheet:

(In Millions)

Balance at the beginning of fiscal 2008	$139.1
Settlements and effective settlements with tax authorities	(9.6)
Lapse of applicable statute of limitations	(7.9)
Increases for tax positions in the current year	10.8
Other changes in unrecognized tax benefits	0.2
Balance at May 25, 2008	$132.6

At May 25, 2008, $130.5 million of the unrecognized tax benefit that, if recognized, would affect our effective tax rate and the remaining $2.1 million would affect goodwill. Interest and penalties related to unrecognized tax benefits are included within income tax expense. The gross amount of interest and penalties accrued was $11.5 million as of the beginning of fiscal 2008 and $14.4 million as of May 25, 2008.

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

We believe that it is reasonably possible that the unrecognized tax benefits mainly related to transfer pricing matters for tax years where the statute of limitations expire during fiscal 2009 could decrease by as much as $12.6 million within the next year.

As of May 25, 2008, our federal tax returns for fiscal year 2001 and fiscal years 2005 through 2007 remain subject to examination by the IRS. Fiscal years 2002 through 2004 are closed to examination. Several state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005. With a few exceptions, tax returns for fiscal years 1998 and after remain subject to examination by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. In general, our international tax returns for fiscal years 2001 and after remain subject to examination.

The IRS completed its examination of our tax returns for fiscal years 1997 through 2000 and in July 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Our agreement with the Appeals Office of the IRS to settle the matter for a payment of approximately $14.7 million (exclusive of interest) was approved by the Congressional Joint Committee on Taxation in October 2007 and interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made, the matter is now completed and the final resolution of this matter did not have a material effect on our financial statements.

The tax effects of temporary differences that constitute significant portions of the deferred tax assets and deferred tax liabilities are presented below:

(In Millions)	2008	2007

DEFERRED TAX ASSETS (1)
Equity investments	$15.4	$18.0
Property, plant and equipment and intangible assets	14.0	20.4
Inventory	31.1	31.5
Accrued liabilities	62.3	42.8
R&D expenditures	69.3	85.2
Deferred compensation	2.7	48.3
Share-based compensation	43.5	31.1
Non-U.S. loss carryovers and other allowances	86.7	88.9
Federal and state credit carryovers	82.7	71.3
Other	3.9	4.0
Gross deferred tax assets	411.6	441.5
Valuation allowance	(81.2)	(103.5)
Total deferred tax assets	330.4	338.0
DEFERRED TAX LIABILITIES
Other liabilities	-	(25.5)
Total deferred tax liabilities	-	(25.5)
Net deferred tax assets	$330.4	$312.5

(1) Amounts for fiscal 2007 have been revised (See Note 1 to the Consolidated Financial Statements).

The increase in net deferred tax assets during fiscal 2008 of $17.9 million is from continuing operations and from the tax effect on other comprehensive income items.

We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to our operation in Malaysia because we have concluded that a significant portion of the deferred tax asset will not be realized due to the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. The valuation allowance for deferred tax assets decreased by $22.3 million in fiscal 2008 compared to an increase of $1.6 million in fiscal 2007.

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 25, 2008, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the valuation allowance.

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

	2008	2007	2006

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at different rates	(3.0)	(0.7)	(1.7)
U.S. state and local taxes net of federal benefits	0.9	0.8	1.2
Dividends repatriated	-	-	3.5
Changes in beginning of year valuation allowances	(1.9)	(0.3)	(0.8)
Export sales and domestic manufacturing benefit	(1.3)	(2.0)	(2.9)
Tax credits	(1.1)	(2.3)	(1.0)
Impairment of goodwill	-	-	0.7
Other	(2.2)	(1.2)	1.4
Effective tax rate	26.4%	29.3%	35.4%

During fiscal 2005, the American Jobs Creation Act of 2004 (AJCA) was signed into law, creating a one-time incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign corporations. As a result, we undertook a comprehensive evaluation to decide whether, and to what extent, foreign earnings that had not yet been remitted to the U.S. might be repatriated. In fiscal 2006, our Chief Executive Officer and our Board of Directors approved a Domestic Reinvestment Plan pursuant to the AJCA guidelines. We completed our evaluation of the AJCA’s provisions in fiscal 2006 and we made the determination to repatriate a total of $578.0 million in foreign earnings. Of this amount, $496.0 million qualified as extraordinary dividends as defined under the AJCA, and the associated income tax expense of $24.5 million was recorded in fiscal 2006. The plan was fully completed in fiscal 2007.

Aside from the foreign earnings repatriated under the AJCA, we intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely. No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $227.3 million from non-U.S. subsidiaries as of May 25, 2008. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely.

At May 25, 2008, we had $61.7 million of state net operating loss carryovers, which expire between 2009 and 2027. We also had $136.8 million of state credit carryovers, consisting primarily of California R&D credits of $136.5 million which can be carried forward indefinitely. In addition, we had net operating losses and other tax allowance carryovers of $457.2 million from certain non-U.S. jurisdictions, most of which do not expire.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal in January 2007. This net operating loss carryover had not been previously recognized since we had concluded that it was more likely than not that the tax benefit would not be realized. As a result of realizing this benefit in the third quarter, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset.

Note 11. Retirement and Pension Plans

The annual expense for all retirement and pension plans was as follows:

(In Millions)	2008	2007	2006

Salary deferral 401(k) plan	$17.2	$17.0	$21.4

Non-U.S. pension and retirement plans	$12.7	$17.6	$16.6

U.S. Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. The salary deferral 401(k) plan allows employees to defer up to 30 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150 percent of the first 4 percent of the employee’s contribution to the 401(k) plan. Contributions are invested in one or more of twenty-seven investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National common stock may be sold at any time at the employee’s direction. Although we have reserved 10,000,000 shares of common stock for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

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

At May 27, 2007, we adopted the provisions of SFAS No. 158, which requires recognition of the funded status of a defined benefit postretirement plan on the consolidated balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Effective for our fiscal 2009, it also requires the measurement date of the plan’s funded status to be the same as the company’s fiscal year-end.

The incremental effect of applying this Statement to individual line items on the consolidated balance sheet as of May 27, 2007 is presented in the following table:

(In Millions)	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158

Deferred tax assets, net (1)	$235.3	$3.0	$238.3

Other non-current liabilities (1)	$134.4	$23.3	$157.7

Accumulated other comprehensive loss (1)	$93.5	$20.3	$113.8

(1) Amounts for fiscal 2007 have been revised (See Note 1 to the Consolidated Financial Statements).

We maintain defined benefit pension plans in the U.K., Germany and Taiwan that cover all eligible employees within each respective country. In fiscal 2007 and 2006, we also had a defined benefit pension plan in Japan, which was terminated in full and replaced by a defined contribution plan in August 2007. As a result, we incurred a total charge of $0.2 million for the curtailment and settlement of the defined benefit pension plan.

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

The following table presents target allocation percentages and the fiscal year end percentage for each major category of plan assets:

	2008		2007
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Percentage

Equities	63%	59%	80%	67%
Bonds	24%	26%	20%	17%
Other	13%	15%	0%	16%
Total	100%	100%	100%	100%

For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of over 15 years. The yields at the plans’ measurement dates were approximately 6.2 to 6.6 percent. While no formal liability cash flow projections were made for these plans, the mean term of their liabilities was determined for assessing appropriate bond durations. Our plan in Taiwan is not material.

Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)	2008	2007	2006

Service cost of benefits earned during the year	$5.1	$5.8	$5.2
Plan participant contributions	(1.1)	(1.1)	(1.0)
Interest cost on projected benefit obligation	15.9	16.3	13.5
Expected return on plan assets	(19.7)	(16.8)	(11.5)
Net amortization and deferral	5.5	7.0	4.9
Net periodic pension cost	5.7	11.2	11.1
Plan settlement	0.2	-	-
Total net periodic pension cost	$5.9	$11.2	$11.1

Changes in the benefit obligations and plans assets are presented in the following table:

(In Millions)	2008	2007
PROJECTED BENEFIT OBLIGATION
Beginning balance	$341.1	$280.5
Service cost	5.1	5.8
Interest cost	15.9	16.3
Benefits paid	(7.4)	(6.4)
Actuarial (gain) loss	(70.3)	(31.5)
Plan amendments	-	0.6
Plan settlement	(5.9)	-
Exchange rate adjustment	12.7	75.8
Ending balance	$291.2	$341.1

PLAN ASSETS AT FAIR VALUE
Beginning balance	$245.8	$188.8
Actual return on plan assets	(17.1)	8.0
Company contributions	48.6	3.1
Plan participant contributions	1.1	1.1
Benefits paid	(7.0)	(5.8)
Plan settlement	(6.8)	-
Exchange rate adjustment	7.7	50.6
Ending balance	$272.3	$245.8

RECONCILIATION OF FUNDED STATUS
Fund status – Benefit obligation in excess of plan assets	$18.9	$95.3
Contribution after measurement date	(5.0)	(20.0)
Accrued pension cost	$13.9	$75.3

ACCUMULATED BENEFIT OBLIGATION
Fiscal year end balance	$288.5	$337.1

For the fiscal 2007 information presented in the table above, we have revised the ending balances for the projected benefit obligation and plan assets from amounts previously reported to reflect the remeasurement of those balances at May 27, 2007 at the current exchange rate then in effect.

Amounts recognized in the consolidated balance sheets:

(In Millions)	2008	2007
Other non-current liabilities	$13.9	$75.3

Accumulated other comprehensive loss	$86.8	$113.7

Amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost:

(In Millions)	2008	2007
Transition asset	$(1.4)	$(1.5)
Actuarial loss	88.2	115.2
	$86.8	$113.7

The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

	2008	2007	2006
NET PERIODIC PENSION COST Discount rate	2.8%-5.2%	1.8%-4.8%	1.8%-5.4%
Rate of increase in compensation levels	1.8%-3.8%	1.8%-3.0%	2.0%-4.3%
Expected long-term return on assets	3.0%-7.5%	2.4%-7.3%	2.3%-7.5%

PROJECTED BENEFIT OBLIGATIONS
Discount rate	2.8%-6.2%	1.8%-5.2%	1.8%-4.8%
Rate of increase in compensation levels	1.8%-3.8%	1.8%-3.0%	1.8%-3.0%

Total contributions paid to these plans were $33.6 million in fiscal 2008, $23.4 million in fiscal 2007 and $23.2 million in fiscal 2006. In July 2007, we made a $26.2 million contribution to establish a trust fund related to another one of our international defined benefit pension plans. We currently expect contributions to total approximately $7 million in fiscal 2009. This amount excludes any voluntary contribution, which is yet to be determined by management.

The following table presents the total expected benefits to be paid to plan participants for the next ten fiscal years as determined based on the same assumptions used to measure the benefit obligation at the end of the fiscal year:

(In Millions)

2009	$ 7.3
2010	7.7
2011	8.0
2012	8.2
2013	8.6
2014-2018	49.3
Total	$ 89.1

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension cost over the next fiscal year:

(In Millions)

Amortization of net transition asset	$(0.3)

Amortization of net loss	$3.6

Note 12. Shareholders’ Equity

•	Stock Purchase Rights

The preferred stock purchase rights associated with our common stock which had certain potential anti-takeover effects expired on August 8, 2006.

•	Stock Repurchase Program

Fiscal 2008

In June 2007, our Board of Directors approved (i) a $1.5 billion accelerated stock repurchase program; and (ii) an additional $500 million stock repurchase program similar to our existing stock repurchase program announced in March 2007. We entered into two separate agreements with Goldman Sachs to conduct the accelerated stock repurchase program. Under one of the agreements, we repurchased from Goldman Sachs, for $1.0 billion, a number of shares of our common stock determined by the volume-weighted average price of the stock during a six month period, subject to provisions establishing minimum and maximum numbers of shares. Under the other agreement, we repurchased shares of our common stock from Goldman Sachs immediately for an initial amount of $500 million. Goldman Sachs purchased an equivalent number of shares of our common stock in the open market over the next six months, and at the end of that period, the initial price was adjusted down based on the volume-weighted average price during the same period. The price adjustment was settled by us, at our option, in shares of our common stock. The $1.5 billion accelerated stock repurchase program was completed in December 2007 with a total 58.0 million shares repurchased.

In addition to the accelerated stock repurchase program, we repurchased an additional 27.9 million shares of our common stock during fiscal 2008 for $623.5 million as part of two $500 million stock repurchase programs: (i) the $500 million stock repurchase program announced in March 2007, which was completed during the third quarter of fiscal 2008, and (ii) the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market. For all of fiscal 2008, we repurchased a total of 85.9 million shares of our common stock for $2,123.5 million through both the $1.5 billion accelerated stock repurchase program and the two $500 million stock repurchase programs. All shares of common stock that were repurchased had been cancelled as of the end of fiscal 2008.

The following table provides a summary of the activity under our stock repurchase programs and related amounts remaining available for future common stock repurchases at the end of fiscal 2008:

	Stock Repurchase Programs
(In Millions)	June 2007	Accelerated Stock Repurchase	March 2007	Total

Balance at May 27, 2007	$-	$-	$379.3	$379.3
Approval of new program	500.0	1,500.0	-	2,000.0
Common stock repurchases	(244.2)	(1,500.0)	(379.3)	(2,123.5)
Balance at May 25, 2008	$255.8	$-	$-	$255.8

All stock repurchased has been cancelled and is not held as treasury stock.

During the period after the end of our 2008 fiscal year through July 18, 2008, we repurchased a total of 4.4 million shares for $94.7 million under our stock repurchase programs.

Fiscal 2007

We repurchased a total of 32.9 million shares of our common stock during fiscal 2007 for $774.0 million as part of three programs: (i) the $400 million stock repurchase program announced in December 2005, which was completed during the first quarter of fiscal 2007, (ii) the $500 million stock repurchase program announced in June 2006, which was completed during the fourth quarter of fiscal 2007 and (iii) the $500 million stock repurchase program announced in March 2007. All of these shares were repurchased in the open market.

Fiscal 2006

We repurchased a total of 37.2 million shares of our common stock for $950.7 million during fiscal 2006 as part of three programs: (i) the $400 million stock repurchase program announced in March 2005 which was completed in September 2005, (ii) the $400 million stock repurchase program announced in September 2005 which was completed in January 2006 and (iii) another $400 million stock repurchase program announced in December 2005. All shares were repurchased in the open market.

•	Dividends

We paid a total of $50.6 million in cash dividends during fiscal 2008 and $45.1 million in cash dividends during fiscal 2007. In June 2008, the Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which was paid on July 7, 2008 to shareholders of record at the close of business on June 16, 2008.

•	Delisting of Common Stock from Arca Exchange

We voluntarily delisted our stock from the NYSE Arca Exchange (formerly the Pacific Exchange) effective December 26, 2006. Our stock continues to be listed on the New York Stock Exchange.

Note 13. Share-Based Compensation Plans

In September 2007, the 2007 Employees Equity Plan (EEP) was approved by our shareholders. The plan authorizes 14,000,000 shares for equity based awards in the form of stock options, restricted stock and restricted stock units. Up to 1,000,000 of the shares may be issued in connection with restricted stock and restricted stock units. This new plan replaces two of our former compensation plans that provided equity based awards to non-executive employees. As a result, no further awards will be made to employees under the 1997 Employees Stock Option Plan and the Restricted Stock Plan. At the time these two former plans were replaced, there were 38.7 million shares that were available and not yet subject to awards. These shares will not be used for future awards and any shares currently subject to awards under these plans which are forfeited, cancelled or expired will also not be used.

•	Stock Options

Including the EEP described above, we have five equity compensation plans under which employees and officers may be granted stock options to purchase shares of common stock. One plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. The 1997 Employees Stock Option Plan, which was initially adopted in 1997, was replaced by the EEP as described above and authorized the grant of shares of common stock for non-qualified stock options to employees who are not executive officers. While new options can no longer be granted under the plan, there are options that are still outstanding under it. The Executive Officer Stock Option Plan, which was approved by shareholders in 2000, authorizes the grant of up to 12,000,000 shares of common stock for non-qualified stock options only to executive officers. The 2005 Executive Officer Equity Plan (EOEP), first approved by shareholders in fiscal 2004, authorizes the issuance of a total of 6,000,000 shares, up to 4,000,000 of which can be issued pursuant to the exercise of stock options. All of these plans provide that options are granted at the closing market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can begin to vest six months after grant. All options granted in the last three fiscal years expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 430,000 shares of common stock with a weighted-average per share exercise price of $14.04 and weighted-average remaining contractual life of 3.7 years were outstanding and exercisable as of May 25, 2008. The aggregate intrinsic value of these fully vested shares was $2.8 million at May 25, 2008. In connection with the approval of amendments to the director stock plan in fiscal 2006, this plan was frozen and no new options can be granted under the plan.

As of May 25, 2008, under all equity compensation plans for stock options there were 71.6 million shares reserved for issuance, including up to 16.7 million shares available for future option grants. The number of shares available for future option grants may be reduced by up to 2.4 million shares issued in connection with restricted stock, restricted stock units and performance share units, as permitted under the EEP and the 2005 EOEP.

The following table summarizes the activity of common stock shares related to our equity plans granting stock options (including the EEP, but excluding the director stock option plan under which new options can no longer be granted) during fiscal 2008, 2007 and 2006:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 29, 2005	76.7	$15.26
Granted	5.8	$24.67
Exercised	(22.9)	$11.71
Forfeited	(2.0)	$16.27
Expired	(1.0)	$29.35
Outstanding at May 28, 2006	56.6	$17.38
Granted	6.2	$23.12
Exercised	(6.0)	$12.72
Forfeited	(0.7)	$20.52
Expired	(0.9)	$29.02
Outstanding at May 27, 2007	55.2	$18.29
Granted	6.7	$27.26
Exercised	(5.9)	$12.84
Forfeited	(0.7)	$25.03
Expired	(0.8)	$28.06
Outstanding at May 25, 2008	54.5	$19.76

Expiration dates for options outstanding at May 25, 2008 range from June 29, 2008 to May 15, 2014.

The total intrinsic value of options exercised in fiscal 2008 was $79.2 million. The total intrinsic value of options was $73.9 million for options exercised in fiscal 2007 and $327.3 million for options exercised in fiscal 2006. Total unrecognized compensation cost related to stock option grants as of May 25, 2008 was $73.1 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at May 25, 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
Expected to vest	53.3	$19.64	$201.0	3.0

Currently exercisable	43.3	$18.26	$198.7	2.6

?

•	Stock Purchase Plan

We have an employee stock purchase plan approved by shareholders that authorizes the issuance of up to 16,000,000 shares to eligible employees worldwide. Our stock purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. During fiscal 2007, we amended the stock purchase plan effective October 1, 2006 to change the price paid by the employee to 85 percent of the lower of the common stock’s fair market value at the time of enrollment in one of two six-month purchase periods in a one-year offering period or the end of the purchase period. Previously, the price paid by the employee was 85 percent of the lower of the common stock’s fair value at the beginning of a one-year offering period or at the end of the applicable quarter in the offering period.

Under the terms of our stock purchase plan, we issued 1.5 million shares in fiscal 2008, 1.3 million shares in fiscal 2007 and 1.7 million shares in fiscal 2006 to employees for $26.0 million, $27.0 million and $30.8 million, respectively. As of May 25, 2008 there were 8.8 million shares reserved for future issuance under the stock purchase plan.

•	Other Forms of Equity Compensation

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. As of May 25, 2008, we had issued 566,229 shares under the director stock plan and had reserved 333,771 shares for future issuances. Total unrecognized compensation cost related to non-vested shares under the director stock plan as of May 25, 2008 was $0.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

We have a restricted stock plan which, as discussed above, was replaced by the EEP. It authorized the issuance of common stock and granting of restricted stock units to employees who are not officers of the company. Although no new shares can be issued and no new units can be granted, there were 30,000 restricted stock units outstanding under this plan as of May 25, 2008. Under the EEP, restricted stock and restricted stock units, both of which are subject to restrictions, may be granted to employees. These restrictions may be based exclusively on the passage of time or may also include performance conditions and the minimum performance period is one year. Vesting of all restricted stock and restricted stock units can begin to occur six months after grant and expire over time. The minimum full vesting period is three years and the awards have an expiration date no later than six years and one day after being granted. For performance based restricted stock units, the number of shares actually issued upon completion of the restriction period will vary in accordance with the performance level achieved during the performance period. We use restricted stock awards as a retention vehicle for employees with technical skills and expertise that are important to us. As of May 25, 2008, there were no restricted stock units outstanding and up to 910,650 shares were available for future issuances of restricted stock and restricted stock units under the EEP.

Prior to the adoption of SFAS No. 123(R), we recorded the cost from restricted stock and restricted stock units as unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the consolidated financial statements as a separate component of shareholders’ equity. Upon the adoption of SFAS No. 123(R), we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders’ equity. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of May 25, 2008 was $8.8 million, which is expected to be recognized over a weighted-average period of 3.6 years.

The following table provides a summary of activity during fiscal 2008 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan and the EEP (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 29, 2005	602.6	$16.73
Granted/Issued	186.3	$27.38
Vested	(163.4)	$18.93
Forfeited	(93.9)	$14.54
Outstanding at May 28, 2006	531.6	$20.17
Granted/Issued	120.0	$24.23
Vested	(192.1)	$16.75
Forfeited	(8.8)	$25.26
Outstanding at May 27, 2007	450.7	$22.62
Granted/Issued	159.5	$24.04
Vested	(124.8)	$21.73
Forfeited	(10.0)	$28.39
Outstanding at May 25, 2008	475.4	$23.21

The total fair value of restricted shares that vested in fiscal 2008, 2007 and 2006 was $2.8 million, $4.4 million and $4.3 million, respectively.

The EOEP, which was first approved by shareholders in October 2004, authorizes the issuance to executive officers of up to a total of 6,000,000 shares through stock options and performance share units. Of this total, up to 3,500,000 shares may be issued as payment for performance share units and the balance remaining may be issued upon the exercise of stock options. In September 2007, amendments to the EOEP were approved by our shareholders. As amended, the number of shares available for issuance under the EOEP was increased by 3,000,000 shares, of which up to 1,500,000 shares may be issued in connection with performance share units and the remaining shares may be used in connection with options. The EOEP no longer permits the issuance of shares to executive officers through stock appreciation rights. Under this plan, options to purchase 520,000 shares of common stock were granted in fiscal 2008 and options to purchase 264,000 shares of common stock were granted in fiscal 2007. Targets for the performance share units for the first two-year performance period were established in the first quarter of fiscal 2006. In July 2007, the first performance period was measured and 1,005,000 shares were issued in payment of the performance share units for the first performance period. Targets for the performance share units for the second two-year performance period were established in the first quarter of fiscal 2007. The second performance period was measured in July 2008 and no shares were issued as minimum performance thresholds were not achieved. Targets for the performance share units for the third two-year performance period, which is still in process, were established in the first quarter of fiscal 2008 and performance will be measured after the end of fiscal 2009. Total unrecognized compensation cost related to performance share units not yet vested as of May 25, 2008 was $8.0 million, which is expected to be recognized over a weighted-average period of 1.0 year. As of May 25, 2008, we have up to 2,495,000 shares available for future issuances of shares in payment of performance share units under the EOEP.

Note 14. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $31.9 million, $38.5 million and $36.8 million in fiscal 2008, 2007 and 2006, respectively.

Future minimum commitments under non-cancelable operating leases are as follows:

(In Millions)
2009	$24.5
2010	17.9
2011	8.8
2012	5.0
2013	2.6
2014 and thereafter	2.2
Total	$61.0

We have two agreements with local energy suppliers in Maine and Texas to purchase electricity for our manufacturing facilities located there. One of the agreements was a three-year bulk contract where service began in June 2006. However, the agreement was terminated prior to its expiration since our level of future electricity usage is expected to be significantly reduced due to the action announced in January 2008 to modernize our facilities and rationalize the capacity in our manufacturing plants. We paid a $1.0 million penalty fee and entered into a separate agreement with the same supplier for the purchase of electricity for the remainder of the service period provided under the former agreement. The new agreement requires us to purchase a minimum level of electricity at a specified price as determined by the terms of the agreement. Future minimum purchases in fiscal 2009 are $2.8 million. We purchased a total of $5.5 million for electricity usage in fiscal 2008 under both agreements and $9.3 million in fiscal 2007 under the former agreement. No purchases were made in fiscal 2006. The other agreement began in January 2006 and is a five-year term full requirement contract with no minimum purchase commitments. The agreement allows for a fixed purchase price if the annual volume purchased falls within a specified range as determined by the terms of the agreement. In fiscal 2008, 2007 and 2006, we purchased $9.7 million, $9.7 million and $2.5 million, respectively, for electricity usage under this agreement.

We have an agreement with a supplier in Malacca, Malaysia to purchase industrial gases for our manufacturing facility located there. The agreement began in May 2007 and runs through May 2022. Under the terms of the agreement we can purchase up to a certain monthly volume of gas products based on specified prices as determined by the terms of the agreement. The agreement permits the review of these prices every five years if such prices vary by more or less than 10 percent of fair market value. Minimum purchases under the agreement are $457 thousand in each of the next 5 years (fiscal 2009 through 2013) and in fiscal 2014 and thereafter, a remaining $4.1 million. In fiscal 2008, we purchased $0.9 million of gas products under this agreement.

We are party to a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment’s residual value at the end of their lease terms for up to a maximum of $17.4 million. At May 25, 2008, the fair value of the lease guarantees was $0.3 million and is included in other non-current liabilities.

In June 2008, we entered into a new three-year license agreement with the same unrelated third-party vendor for the purchase of computer-aided design software. This agreement terminated and replaced an existing four-year license agreement that was to expire in July 2009. The total cost of the new license is $22.3 million and an annual payment of $7.5 million is required in advance for the first year, after which semi-annual payments of $3.7 million are required for the following two years.

Contingencies -- Legal Proceedings

Environmental Matters. We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the RWQCB, acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2008, 2007 and 2006.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal years 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters. The IRS completed its field examination of our tax returns for fiscal years 1997 through 2000 and in July 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Through that process, we agreed with the Appeals Office of the IRS to settle the matter for the payment of additional taxes of approximately $14.7 (exclusive of interest), and this settlement was approved by the Congressional Joint Committee on Taxation in October 2007. Interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made, the matter is now completed and the final resolution of this matter did not have a material effect on our financial statements.

We are also undergoing tax audits at several international locations and from time to time our tax returns are audited in the United States by state agencies and at international locations by local tax authorities. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements. For more information on our tax audits, see Note 10 to the Consolidated Financial Statements.

Other Matters. In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Exchange Act from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff has appealed this ruling, the argument on the appeal was heard in the Third Circuit Court of Appeals in March 2008 and we are waiting for the Court’s ruling. We intend to continue to contest the case through all available means.

In September 2002, iTech Group, Inc. (iTech) brought suit against us alleging a number of contract and tort claims related to a software license agreement and discussions to sell certain assets to iTech. At the trial which began in May 2005, the jury rendered a verdict finding us liable for breach of contract, promissory fraud and unjust enrichment and assessing approximately $234.0 thousand in compensatory damages and $15.0 million in punitive damages. After hearing post trial motions, the court affirmed the verdict for compensatory damages of approximately $234.0 thousand, awarded attorneys’ fees to iTech of approximately $60.0 thousand, and reduced the punitive damages to $3.0 million and judgment was entered in those amounts in August 2005. We appealed the case and the Appeals Court issued an unpublished opinion in December 2006, reversing the trial court judgment and remanding the case for retrial or other disposition. After the opinion of the Appeals Court had become final, we paid plaintiff’s counsel attorneys’ fees of approximately $79.3 thousand, representing the attorneys’ fees originally awarded at trial, plus interest and additional fees on appeal. The case was settled in October 2007 shortly before retrial that was scheduled for November 2007. Under the settlement, we paid $6.5 million to iTech in exchange for a release of all claims related to the litigation and dismissal of the case. At the time of the settlement, we had already accrued a charge of $3.2 million to cover the damages (excluding attorneys’ fees) awarded to iTech under the trial court’s original order; the charge for the additional $3.3 due for the settlement was recorded in fiscal 2008. The matter is now concluded.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. It is too early in the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest both actions through all available means.

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We have filed an answer to the complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. It is too early in the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest the case through all available means.

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

Note 15. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and our Chief Executive Officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2008, our Analog segment, which accounted for 98 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under “All Others.”

Product line business units that make up the Analog segment include amplifiers, audio, data conversion, interface and power management which includes four different business units (advanced power, infrastructure power, mobile devices power and performance power). These business units represent the core analog standard linear focus and receive the majority of our research and development investment funds. Other business units in our Analog segment that feature a variety of mixed-signal products, which combine analog and digital circuitry onto the same chip, include ASIC and telecom, and Hi-Rel. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets, such as wireless handsets and portable electronic devices, and at applications for broader markets, such as industrial and medical equipment, automotive and communications infrastructure.

Aside from these operating segments, our corporate structure in fiscal years 2008, 2007 and 2006 also included the centralized Worldwide Marketing and Sales Group, the Technology Development Group, the Manufacturing Operations Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

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

The following table presents specified amounts included in the measure of segment operating results or the determination of segment assets:

(In Millions)	Analog Segment	All Others	Total

2008
Net sales to external customers	$1,839.7	$46.2	$1,885.9
Segment income before income (loss) taxes	$513.2	$(62.0)	$451.2
Depreciation and amortization	$7.0	$125.7	$132.7
Interest income	$-	$33.8	$33.8
Interest expense	$-	$85.5	$85.5
Share-based compensation expense	$27.8	$61.9	$89.7
Gain on sale of manufacturing plant assets	$-	$3.1	$3.1
Litigation settlement	$-	$3.3	$3.3
Segment assets	$220.5	$1,928.6	$2,149.1

2007
Net sales to external customers	$1,825.0	$104.9	$1,929.9
Segment income before income taxes	$529.2	$1.4	$530.6
Depreciation and amortization	$7.3	$137.4	$144.7
Interest income	$-	$40.1	$40.1
Interest expense	$-	$1.2	$1.2
Share-based compensation expense	$31.3	$80.2	$111.5
In-process research and development charge	$6.1	$-	$6.1
Segment assets (1)	$254.4	$1,992.4	$2,246.8

(In Millions)	Analog Segment	All Others	Total

2006
Net sales to external customers	$1,929.7	$228.4	$2,158.1
Segment income before income taxes	$685.1	$10.1	$695.2
Depreciation and amortization	$10.0	$150.9	$160.9
Interest income	$-	$33.7	$33.7
Interest expense	$-	$1.9	$1.9
Share-based compensation expense	$3.7	$12.4	$16.1
Goodwill impairment loss	$7.6	$-	$7.6
Gain from sale of businesses	$28.9	$-	$28.9
Share in net losses of equity-method investments	$0.6	$0.1	$0.7
Segment assets (1)	$243.2	$2,309.4	$2,552.6

(1) Amounts for fiscal 2007 and 2006 have been revised (See Note 1 to the Consolidated Financial Statements).

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

Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2008, 2007 and 2006, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

Net sales to major customers as a percentage of total net sales were as follows:

Years Ended:	May 25, 2008	May 27, 2007	May 28, 2006

Distributor:
Avnet	15%	14%	12%
Arrow	12%	13%	12%

OEM:
Nokia	11%	*	*

* less than 10%

Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Sales to Nokia are primarily for our Analog segment products.

We operate our marketing and sales activities in four main geographic regions that include the Americas, Asia Pacific, Europe and Japan. Total sales by geographical area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Asia Pacific region and Europe in the process of being manufactured and sold. In the information presented below, we have excluded these inter-geographic transfers.

The following tables provide geographic sales to and asset information by major countries within the main geographic areas:

(In Millions)	2008	2007	2006

Net sales:
United States	$385.5	$428.4	$428.9

Foreign locations:
People’s Republic of China	573.8	539.2	573.5
Singapore	309.9	340.9	479.7
Japan	200.6	217.7	280.1
Germany	204.4	213.5	219.5
United Kingdom	211.7	190.2	176.4
	1,500.4	1,501.5	1,729.2
Total net sales	$1,885.9	$1,929.9	$2,158.1

(In Millions)	2008	2007	2006

Long-lived assets:
United States	$520.9	$486.2	$516.1

Foreign locations:
Malaysia	93.9	113.3	154.6
United Kingdom	73.5	69.0	61.4
Rest of World	41.6	48.4	52.8
	209.0	230.7	268.8
Total long-lived assets	$729.9	$716.9	$784.9

Note 16. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2008 and 2007:

	Fourth	Third	Second	First
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2008
Net sales	$462.0	$453.4	$499.0	$471.5
Gross margin	$304.6	$291.7	$321.2	$296.9
Net income	$83.2	$72.9	$90.6	$85.6

Earnings per share:
Net income:
Basic	$0.35	$0.30	$0.35	$0.32
Diluted	$0.34	$0.29	$0.33	$0.30

Weighted-average common and potential common shares outstanding:
Basic	236.8	245.4	258.9	270.1
Diluted	246.3	255.5	271.5	283.9

Common stock price - high	$21.95	$24.96	$27.70	$29.69
Common stock price - low	$16.21	$16.73	$21.76	$24.08

2007
Net sales	$455.9	$431.0	$501.6	$541.4
Gross margin	$284.8	$257.7	$295.4	$334.3
Net income	$90.1	$73.7	$91.4	$120.1

Earnings per share:
Net income:
Basic	$0.29	$0.23	$0.28	$0.36
Diluted	$0.28	$0.22	$0.27	$0.35

Weighted-average common and potential common shares outstanding:
Basic	312.0	315.7	320.9	329.5
Diluted	327.5	330.1	335.6	343.7

Common stock price - high	$28.08	$25.76	$25.81	$26.66
Common stock price - low	$23.52	$21.65	$22.70	$20.56

Our common stock is traded on the New York Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 25, 2008, there were approximately 5.7 thousand holders of common stock. The graph showing the performance of our stock over the last five years can be found in Item 5 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 25, 2008 and May 27, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 25, 2008 and May 27, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended May 25, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 10 to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109, at the beginning of fiscal year 2008. Also, as discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 21, 2008, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

July 21, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited National Semiconductor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of May 25, 2008, based on criteria established inInternal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 25, 2008, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 25, 2008 and May 27, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008, and the related financial statement schedule, and our report dated July 21, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California

July 21, 2008

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

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings containing financial statements. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the year covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance regarding the reliability and accuracy of the information disclosed in this Form 10-K.

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

Management assessed our internal control over financial reporting as of May 25, 2008, the end of our 2008 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2008 fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of this assessment with the audit committee of our board of directors.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of our internal control over financial reporting. KPMG has issued an unqualified attestation report, which is included under Item 8 of this Form 10-K as a separate Report of Independent Registered Public Accounting Firm.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2008, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in our Proxy Statement for the 2008 annual meeting of shareholders to be held on or about September 25, 2008 and which will be filed in definitive form pursuant to Regulation 14A on or about August 15, 2008 (hereinafter “2008 Proxy Statement”), is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled “Executive Compensation” (including all related subcaptions thereof), under the subcaptions “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the section titled “Corporate Governance, Board Meetings and Committees,” and in the section titled “Compensation Committee Report” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled “Security Ownership of Certain Beneficial Owners” in the 2008 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group appearing under the caption “Security Ownership of Management” in the 2008 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of May 25, 2008.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders:
Stock Option Plan		4,269,100	$22.27	472,602
Executive Officer Stock Option Plan		9,948,522	$14.14	5,000
Director Stock Option Plan (1)		430,000	$14.04	-
2007 Employees Equity Plan (2)
Options (3)		954,250	$19.07	12,045,750
Restricted Stock / Restricted Stock Units		-	-	910,650

Employee Stock Purchase Plan		-	-	8,832,810
Director Stock Plan		-	-	333,771
2005 Executive Officer Equity Plan: (4)
Options (5)		784,000	$25.94	1,716,000
Performance share units at target		627,832	-	1,867,168
Equity compensation plans not approved by security holders:
1997 Employees Stock Option Plan (6)		38,548,070	$20.83	-
Restricted Stock Plan: (7)
Time based RSU	10,000
Performance based RSU	30,000
		40,000	-	-
Total		55,601,774		26,183,751

(1)	The Director Stock Option Plan has been frozen and no further awards can be made under this plan.
(2)	The 2007 Employees Equity Plan allows for shares to be issued upon the exercise of options and the vesting of restricted stock and restricted stock units.
(3)

The amount shown in column (c) excludes 910,650 shares available for future issuance as awards of restricted stock and restricted stock units which, if not used, can be used for stock options under the 2007 Employees Equity Plan.

(4)	Includes shares to be issued upon the exercise of options, as well as shares issued upon payment of performance share awards.
(5)

The amount shown in column (c) excludes 1,500,000shares available for future issuance of shares issued upon payment of performance share units which, if not used, can be used for stock options under the 2005 Executive Officer Equity Plan.

(6)	Includes shares to be issued upon exercise of options under the 1997 Employees Stock Option Plan. This plan has been frozen and no further awards can be made under this plan.
(7)	Includes shares to be issued upon vesting of restricted stock units. This plan has been frozen and no further awards can be made under this plan.

Information about our Equity Compensation Plans not Approved by Stockholders

The 1997 Employees Stock Option Plan provided for the grant of non-qualified stock options to employees who are not executive officers of the company. Options were granted at the closing market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can begin to vest after six months; all options granted in the last three fiscal years begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years. The plan was frozen in September 2007 and no further options can be granted under it.

Our Restricted Stock Plan authorized the issuance of restricted stock to employees who are not officers of the company. The plan was made available to employees with skills and technical expertise considered important to us. The plan also allowed for the issuance of stock upon expiration of restrictions imposed on restricted stock units. Restricted stock units granted with time based restrictions vest over time, ranging from one to six years after issuance. Restricted stock units granted with performance based restrictions vest upon satisfaction of the performance conditions at the completion of a minimum two-year performance period. The plan was frozen in September 2007 and no further awards can be made under it.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the subcaptions “Related Transactions” and “Director Independence” in the section titled “Corporate Governance, Board Meetings and Committees” in the 2008 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented in the section on the proposal relating to ratification of the appointment of the independent auditor, including the information concerning fees paid to KPMG LLP, appearing in the 2008 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements	Pages in this document
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended May 25, 2008 – refer to Index in Item 8	43-89

(a) 2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	96

All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

The exhibits listed in the accompanying Index to Exhibits on pages 99 to 101 of this report are filed as part of, or incorporated by reference into, this report.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Deducted from Receivables in the Consolidated Balance Sheets

Description	Doubtful Accounts	Returns	Allowances	Total

Balance at May 29, 2005	$1.7	$3.6	$21.4	$26.7
Additions charged against revenue	-	5.9	210.9	216.8
Additions charged against cost and expenses	0.1	-	-	0.1
Deductions	(0.3) (1)	(6.0)	(198.5)	(204.8)
Balance at May 28, 2006	1.5	3.5	33.8	38.8
Additions charged against revenue	-	2.3	198.6	200.9
Deductions	(0.3) (1)	(3.0)	(204.0)	(207.3)
Balance at May 27, 2007	1.2	2.8	28.4	32.4
Additions charged against revenue	-	2.4	191.8	194.2
Additions charged against cost and expenses	0.1	-	-	0.1
Deductions	-	(3.1)	(198.2)	(201.3)
Balance at May 25, 2008	$ 1.3	$ 2.1	$ 22.0	$ 25.4

________________________________________________

(1) Doubtful accounts written off, less recoveries.

Our customers do not have contractual rights to return product to us except under customary warranty provisions. The majority of returns and allowances are related to the price adjustment programs we have with distributors, none of which involve return of product. As discussed in Note 1 to the Consolidated Financial Statements, we have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Our history of actual credits granted in connection with the allowance programs has been consistent with the reserves we have recorded.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: July 21, 2008	/S/ BRIAN L. HALLA
Brian L. Halla
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 21st day of July 2008.

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
Lewis Chew, Attorney-in-Fact

Consent of Independent Registered Public Accounting Firm

The Board of Directors

National Semiconductor Corporation:

We consent to the incorporation by reference in the registration statement (No. 333-143571) on Form S-3 and (Nos. 33-48943, 333-09957, 333-36733, 333-48424, 333-63614, 333-109348, 333-119963, 333-129585, and 333-146600) on Form S-8 of National Semiconductor Corporation of our reports dated July 21, 2008, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 25, 2008 and May 27, 2007, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 25, 2008, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of May 25, 2008, which reports appear in the 2008 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report on the consolidated financial statements refers to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109, at the beginning of fiscal year 2008. Our report on the consolidated financial statements also refers to the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, at the beginning of fiscal year 2007.

/s/ KPMG LLP

Mountain View, California

July 21, 2008

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

3.2	By-Laws of the Company, as amended effective April 16, 2008 (incorporated by reference from the Exhibits to our Form 8-K dated April 16, 2008 filed April 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
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

10.10

Management Contract or Compensatory Plan or Agreement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25,2007 filed January 4, 2008). Form of Change of Control Employment Agreement entered into with Todd M. DeChene.

10.11

Management Contract or Compensatory Plan or Agreement: National Semiconductor Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25, 2007 filed January 4, 2008).

10.12

Equity Compensation Plan not approved by Stockholders: Restricted Stock Plan as amended effective July 18, 2007 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 27, 2007 filed July 26, 2007); Form of agreements used for grants of restricted stock, restricted stock units and performance based restricted stock units under the Restricted Stock Plan (form of agreements incorporated by reference from the Exhibits to our Form 8-K dated July 18, 2006 filed July 20, 2006).

10.13

Equity Compensation Plan not approved by Stockholders: 1997 Employees Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007 filed April 5, 2007).

10.14

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

10.15

Management Contract or Compensatory Plan or Arrangement: Executive Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002 filed January 6, 2003).

10.16

Management Contract or Compensatory Plan or Arrangement: Executive Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003 filed April 2, 2003).

10.17

Management Contract or Compensatory Plan or Arrangement: 2005 Executive Officer Equity Plan as amended effective September 28, 2007 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-122652 filed October 10, 2007); Form of option grant agreement under 2005 Executive Officer Equity Plan; Form of performance share unit award agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our amended Form 8-K dated September 28, 2007 filed October 2, 2007).

10.18

Management Contract or Compensatory Plan or Arrangement: Director Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005 filed September 30, 2005).

10.19

Management Contract or Compensatory Plan or Arrangement: Executive Financial Counseling Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005 filed August 9, 2005).

10.20	Management Contract or Compensatory Plan or Arrangement: Corporate Aircraft Time Share Policy as amended effective May 26, 2008.
10.21	Management Contract or Compensatory Plan or Arrangement: Executive Officer Salary Arrangements.
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

14.1	Code of Ethics.
21.1	List of Subsidiaries and Affiliates.
23.1	Consent of Independent Registered Public Accounting Firm (included in Part IV).
24.1	Power of Attorney.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

Exhibit 21.1

NATIONAL SEMICONDUCTOR CORPORATION

SUBSIDIARIES AND AFFILIATES OF THE REGISTRANT

The following table shows certain information with respect to our active subsidiaries and affiliates as of May 25, 2008, all of which are included in our consolidated financial statements.

SUBSIDIARIES AND AFFILIATES OF NATIONAL SEMICONDUCTOR CORPORATION
Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
Algorex Inc.	California		100%
DigitalQuake, Inc.	California		100%
innoCOMM Wireless	California		100%
Mediamatics, Inc.	California		100%
National Semiconductor International, Inc.	Delaware		100%
National Semiconductor (Maine), Inc.	Delaware		100%
National Semiconductor Malaysia LLC	Delaware		100%
ASIC II Limited	Hawaii		100%
National Semiconductor B.V. Corporation	Delaware		100%
National Semiconductor Estonia Ou	Estonia		100%
National Semiconductor Finland Oy	Finland		100%
National Semiconductor France S.A.R.L.	France		100%
National Semiconductor GmbH	Germany		100%
National Semiconductor Germany AG	Germany		100%
National Semiconductor (I.C.) Ltd.	Israel		100%
National Semiconductor S.r.l.	Italy		100%
National Semiconductor Aktiebolog	Sweden		100%
National Semiconductor Sweden Aktiebolog	Sweden		100%
National Semiconductor (U.K.) Ltd.	Great Britain	Denmark, Belgium Finland, Spain, Netherlands	100%
National Semiconductor (U.K.) Holdings Ltd.	Great Britain		100%
National Semiconductor (U.K.) Pension Trust Company Ltd.	Great Britain		100%
National Semiconductor Benelux B.V.	Netherlands		100%
National Semiconductor B.V.	Netherlands		100%
National Semiconductor International B.V.	Netherlands		100%
Natsem India Designs Pvt. Ltd.	India		100%
National Semiconductor Hong Kong Limited	Hong Kong		100%
National Semiconductor (Far East) Limited	Hong Kong	Taiwan	100%
National Semiconductor Hong Kong Sales Limited	Hong Kong		100%
National Semiconductor Services Limited	Hong Kong		100%
National Semiconductor Manufacturing Hong Kong Limited	Hong Kong		100%
National Semiconductor International Hong Kong Limited	Hong Kong		100%
National Semiconductor Japan Ltd.	Japan		100%
National Semiconductor Korea Limited	Korea		100%

Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
National Semiconductor Labuan Ltd.	Malaysia		100%
National Semiconductor SDN. BHD.	Malaysia		100%
National Semiconductor Technology SDN. BHD.	Malaysia		100%
National Semiconductor Services Malaysia SDN BHD	Malaysia		100%
National Semiconductor Holding SDN BHD	Malaysia		100%
National Semiconductor Pte. Ltd.	Singapore		100%
National Semiconductor Asia Pacific Pte. Ltd.	Singapore		100%
National Semiconductor Manufacturer Singapore Pte. Ltd.	Singapore		100%
National Semiconductor Shanghai Limited	People’s Republic of China		100%
National Semiconductor Management Shanghai Ltd.	People’s Republic of China		100%
National Semiconductor (Suzhou) Ltd.	People’s Republic of China		100%
National Semiconductor Manufacturing China Trust	People’s Republic of China	Hong Kong	100%
National Semiconductor Canada, Inc.	Canada		100%
National Semicondutores do Brasil Ltda.	Brazil		100%
National Semicondutores da America do Sul Ltd.	Brazil		100%
Electronica NSC de Mexico, S.A. de C.V.	Mexico		100%
National Semiconductor Investments, Ltd.	British Virgin Islands		100%
National Semiconductor Investments II, Ltd	British Virgin Islands		100%

Exhibit 31.1

CERTIFICATION

I, Brian L. Halla, certify that:

1.	I have reviewed this annual report on Form 10-K of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 21, 2008	\s\ Brian L. Halla
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 21, 2008	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 25, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 21, 2008	\s\ Brian L. Halla
Brian L. Halla
Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 25, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 21, 2008	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer