Form 10-Q
period 2008-08-24
NATIONAL SEMICONDUCTOR CORP
filed 2008-10-01
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 24, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification Number)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at August 24, 2008
Common stock, par value $0.50 per share	229,500,712

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 24, 2008	Aug. 26, 2007
	(Unaudited)
Net sales	$465.6	$471.5
Cost of sales	158.4	174.6
Gross margin	307.2	296.9

Research and development	89.6	93.8
Selling, general and administrative	81.8	75.5
Severance and restructuring expenses (recovery)	1.1	(1.5)
Other operating income, net	(0.1)	(3.1)
Operating expenses	172.4	164.7

Operating income	134.8	132.2
Interest income	3.8	11.2
Interest expense	(18.3)	(19.6)
Other non-operating expense	(2.8)	(1.1)

Income before taxes	117.5	122.7
Income tax expense	37.9	37.1
Net income	$79.6	$85.6

Earnings per share:
Basic	$0.35	$0.32
Diluted	$0.33	$0.30

Weighted-average common and potential common shares outstanding:
Basic	229.8	270.1
Diluted	241.3	283.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Aug. 24, 2008	May 25, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$692.5	$736.8
Receivables, less allowances of $23.5 in fiscal 2009 and $25.4 in fiscal 2008	156.2	137.3
Inventories	148.9	148.6
Deferred tax assets	82.6	82.9
Other current assets	45.5	66.0
Total current assets	1,125.7	1,171.6

Property, plant and equipment, net	554.0	557.3
Goodwill	60.5	60.5
Deferred tax assets, net	250.6	247.5
Other assets	117.3	112.2
Total assets	$2,108.1	$2,149.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$62.5
Accounts payable	62.4	53.5
Accrued expenses	127.8	180.3
Income taxes payable	17.3	12.3
Total current liabilities	270.0	308.6

Long-term debt	1,397.4	1,414.8
Long-term income taxes payable	143.4	143.4
Other non-current liabilities	95.2	85.4
Total liabilities	1,906.0	1,952.2

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
229,500,712 in fiscal 2009 and 232,587,464 in fiscal 2008	114.8	116.3
Retained earnings	174.1	167.4
Accumulated other comprehensive loss	(86.8)	(86.8)
Total shareholders’ equity	202.1	196.9
Total liabilities and shareholders’ equity	$2,108.1	$2,149.1

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007
Cash flows from operating activities:	(Unaudited)
Net income	$79.6	$85.6
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	31.2	32.6
Share-based compensation	19.4	20.0
Excess tax benefit from share-based payment arrangements	(4.1)	(11.5)
Tax benefit associated with stock options	6.2	20.1
Loss on investments	2.8	1.1
Gain on disposal of equipment	(0.4)	(0.3)
Other, net	(1.7)	(0.8)
Changes in certain assets and liabilities, net:
Receivables	(21.2)	(25.3)
Inventories	(0.3)	10.6
Other current assets	(8.7)	(11.0)
Accounts payable and accrued expenses	(39.4)	7.2
Current and deferred income taxes	27.9	23.4
Other non-current liabilities	0.8	(26.2)
Net cash provided by operating activities	92.1	125.5
Cash flows from investing activities:
Purchase of property, plant and equipment	(22.3)	(23.9)
Proceeds from sale of property, plant, and equipment	-	13.0
Funding of benefit plan	(3.2)	(3.4)
Other, net	0.6	0.4
Net cash used in investing activities	(24.9)	(13.9)
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	-	992.9
Proceeds from bank borrowings, net of issuance costs	-	1,996.5
Repayment of bank borrowing	(15.6)	(1,500.0)
Payment on software license obligations	-	(8.4)
Excess tax benefit from share-based payment arrangements	4.1	11.5
Minimum tax withholding paid on behalf of employees for net share settlements	(0.1)	(13.9)
Issuance of common stock	19.2	53.8
Purchase and retirement of treasury stock	(105.1)	(1,500.0)
Cash dividends declared and paid	(14.0)	(10.8)
Net cash (used in) provided by financing activities	(111.5)	21.6
Net change in cash and cash equivalents	(44.3)	133.2
Cash and cash equivalents at beginning of period	736.8	828.6
Cash and cash equivalents at end of period	$692.5	$961.8

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We create energy-efficient analog and mixed-signal semiconductors. Our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our annual report on Form 10-K for the fiscal year ended May 25, 2008.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Numerator:
Net income	$79.6	$85.6

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	229.8	270.1

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	11.5	13.8

Weighted-average common and potential common shares outstanding used for diluted earnings per share	241.3	283.9

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	27.0	20.5

Weighted-average exercise price	$26.36	$27.16

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the first quarter of fiscal 2009 and 2008, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at August 24, 2008 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-Based Compensation

Share-based compensation expense included in operating results for the first quarter of fiscal 2009 and 2008 is presented in the following table:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 24, 2008	Aug. 26, 2007

Cost of sales:
Gross compensation	$3.9	$5.0
Capitalized in inventory during the period	(3.5)	(4.0)
Realized from inventory during the period	3.5	3.9
	3.9	4.9
Research and development	6.4	7.0
Selling, general and administrative	9.1	8.1
Total share-based compensation included
in income before taxes	19.4	20.0
Income tax benefit	(6.3)	(6.0)
Total share-based compensation, net of tax,
included in net income	$13.1	$14.0

Share-based compensation effects on earnings per share:
Basic	$0.06	$0.05
Diluted	$0.05	$0.05

Share-based compensation capitalized in inventory	$2.0	$2.4

Total share-based compensation	$19.4	$20.1

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended
	Aug. 24, 2008	Aug. 26, 2007
Stock Option Plans
Expected life (in years)	3.7	4.1
Expected volatility	39%	32%
Risk-free interest rate	2.8%	4.9%
Dividend yield	1.1%	0.5%

Stock Purchase Plans
Expected life (in years)	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Dividend yield	N/A	N/A

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant. The traded options selected for our measurement are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans and of purchase rights under our employee stock purchase plan. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during the first quarter of fiscal 2009 was $6.23 per share and during the first quarter of fiscal 2008 was $9.00 per share. There were no rights granted under the stock purchase plan in the first quarter of fiscal 2009 and 2008.

Note 2. Fair Value Measurements

At the beginning of fiscal 2009, we adopted SFAS No. 157, “Fair Value,” except as it applies to those non-financial assets and non-financial liabilities for which FASB Staff Position (FSP) No. FAS 157-2 has delayed the effective date of adoption until the beginning of our fiscal 2010. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 in fiscal 2009 had no significant effect on either our consolidated financial position or results of operations since it did not result in a significant change in our calculation of fair value for affected assets and liabilities. We are currently evaluating the effect of SFAS No. 157 on our consolidated financial statements as it relates to non-financial assets and non-financial liabilities. We have not yet determined whether it will result in a change to our fair value measurements for those non-financial assets and liabilities.

We measure fair value to record our cash equivalents, the deferred compensation plan assets and the corresponding deferred compensation plan liability. The measurement of fair value for our long-term debt is used to provide annual disclosure in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and is not used to record the carrying value of our long-term debt.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access.

Level 1 assets and liabilities include our investments in institutional money-market funds that are classified as cash equivalents, the investment funds of the deferred compensation plan assets and the corresponding deferred compensation plan liability, where the respective financial instruments are traded in an active market with sufficient volume and frequency of activity.

•

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 2 assets and liabilities include our investments in commercial paper that are classified as cash equivalents and our senior notes that represent long-term debt instruments that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded.

•

Level 3.Valuations based on inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Level 3 liabilities include our unsecured term loan with a bank, where we determine fair value based on unobservable inputs based on the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the liability.

As of August 24, 2008, assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Assets
Institutional money-market funds	$198.8	$-	$198.8
Commercial paper	-	40.0	40.0
Investment funds – Deferred compensation plan assets	54.1	-	54.1
Total assets measured at fair value	$252.9	$40.0	$292.9

Liabilities
Deferred compensation plan liability	$54.1	$-	$54.1
Total liabilities measured at fair value	$54.1	$-	$54.1

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of its corresponding liability. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of the quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Aug. 24, 2008	May 25, 2008
Receivable allowances:
Doubtful accounts	$1.2	$1.3
Returns and allowances	22.3	24.1
Total receivable allowances	$23.5	$25.4

Inventories:
Raw materials	$10.0	$8.9
Work in process	94.6	93.7
Finished goods	44.3	46.0
Total inventories	$148.9	$148.6

Property, plant and equipment:
Total property, plant and equipment	$2,623.0	$2,626.5
Less accumulated depreciation and amortization	(2,069.0)	(2,069.2)
Total property, plant and equipment, net	$554.0	$557.3

Other assets:
Deposits	$22.1	$16.1
Debt issuance costs	8.2	8.7
Income tax receivable	20.0	20.0
Deferred compensation plan assets	54.1	53.7
Other	12.9	13.7
Total other assets	$117.3	$112.2

Accrued expenses:
Payroll and employee related	$74.1	$100.5
Accrued interest payable	13.3	25.4
Severance and restructuring expenses	6.2	15.3
Other	34.2	39.1
Total accrued expenses	$127.8	$180.3

Other non-current liabilities:
Accrued pension cost	$14.3	$13.9
Deferred compensation plan liability	54.1	53.7
Other	26.8	17.8
Total other non-current liabilities	$95.2	$85.4

Accumulated other comprehensive loss:
Defined benefit pension plans	$(86.8)	$(86.8)
Total accumulated other comprehensive loss	$(86.8)	$(86.8)

Condensed consolidated statements of income:

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007
Other operating income, net:
Net intellectual property income	$(0.1)	$-
Gain on sale of manufacturing plant assets	-	(3.1)
Total other operating income, net	$(0.1)	$(3.1)

Other non-operating expense
Trading securities:
Change in net unrealized holding gains and losses	$(2.8)	$(1.1)
Total other non-operating expense	$(2.8)	$(1.1)

Note 4. Statements of Cash Flows Information

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$29.8	$4.4
Income taxes	$3.9	$14.4

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$0.2	$14.0
Acquisition of software under license obligations, net	$3.3	$-

Note 5. Cost Reduction and Restructuring Programs

During the first quarter of fiscal 2009, we substantially completed the remaining activities related to the plan announced in January 2008 to modernize our facilities and rationalize our capacity. As a result, we recorded a charge of $1.6 million for other exit-related costs incurred in connection with dismantling and removing equipment. This charge was partially offset by a $0.4 million gain recognized from the subsequent sale of some of the equipment that was previously written down.

As part of the action related to the workforce reduction announced in April 2008, we decided to close certain facilities primarily used as design centers. We recorded a $0.1 million charge in the first quarter of fiscal 2009 upon vacating a leased facility located in Southern California. In addition, we released $0.2 million of severance accruals after finalizing severance packages with certain terminated employees in foreign locations.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the first quarter of fiscal 2009:

(In Millions)	Analog Segment	All Others	Total

Manufacturing restructure:
Other exit-related costs	$-	$1.6	$1.6
Gain from disposal of equipment	-	(0.4)	(0.4)
	-	1.2	1.2
Workforce reduction:
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	(0.2)	0.1	(0.1)
Total severance and restructuring expenses, net	$(0.2)	$1.3	$1.1

Since the above expenses were incurred in connection with actions originally announced in fiscal 2008, the following table presents a summary of cumulative charges for those actions through August 24, 2008:

(In Millions)	Analog Segment	All Others	Total

Manufacturing restructure:
Severance	$-	$13.2	$13.2
Other exit-related costs	-	4.8	4.8
Impairment of equipment	-	4.5	4.5
Gain from disposal of equipment	-	(2.2)	(2.2)
	-	20.3	20.3
Workforce reduction:
Severance	6.5	3.1	9.6
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	6.3	3.2	9.5
Total severance and restructuring expenses, net	$6.3	$23.5	$29.8

The following table provides a summary of the activities through the first quarter ended August 24, 2008 related to our cost reduction and restructuring actions included in accrued expenses:

	Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Other Exit-Related Costs	Total

Balance at May 25, 2008	$14.5	$0.8	$15.3
Severance and restructuring expenses	-	1.7	1.7
Cash payments	(9.3)	(1.3)	(10.6)
Release of residual reserves	(0.2)	-	(0.2)
Balance at August 24, 2008	$5.0	$1.2	$6.2

During the first quarter of fiscal 2009, we paid severance to 137 employees in connection with the manufacturing action announced in January 2008 and the workforce reduction announced in April 2008. The balance at August 24, 2008 represents activities yet to be completed related to these actions. We expect to complete the remaining severance payments in the third quarter of fiscal 2009. Excluding the lease obligation, payments for other exit-related costs are expected to be completed in the second quarter of fiscal 2009. As of August 24, 2008, all of the accrued balance was classified as current.

Note 6. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Service cost of benefits earned during the period	$1.0	$1.5
Plan participant contributions	(0.2)	(0.3)
Interest cost on projected benefit obligation	4.3	4.6
Expected return on plan assets	(4.8)	(5.6)
Net amortization and deferral	0.9	1.6
Net periodic pension cost	$1.2	$1.8

Total contributions paid to these plans in the first quarter of fiscal 2009 were $0.5 million compared to $27.0 million in the first quarter of fiscal 2008 which included a $26.2 million contribution to establish a trust fund related to one of our international defined benefit pension plans. We currently expect our total fiscal 2009 contribution to these plans to be approximately $17 million.

Note 7. Shareholders’ Equity

Stock Repurchase Programs

We repurchased a total of 4.9 million shares of our common stock for $105.1 million as part of the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market and have been cancelled as of August 24, 2008.

The following table provides a summary of the activity under our approved stock repurchase program and the related amount remaining that is available for future common stock repurchases:

Stock Repurchase Programs
(In Millions)	June 2007
Balance at May 25, 2008	$255.8
Common stock repurchases	(105.1)
Balance at August 24, 2008	$150.7

There is no expiration date for the current repurchase program. During the period after the end of the first quarter of fiscal 2009 through September 26, 2008, we repurchased a total of 1.3 million shares in the open market for $23.3 million. These repurchases were made under the stock repurchase program announced in June 2007.

Dividends

We paid cash dividends of $14.0 million ($0.06 per outstanding share of common stock) in the first quarter of fiscal 2009. In the first quarter of fiscal 2008, we paid cash dividends of $10.8 million ($0.04 per outstanding share of common stock). On September 3, 2008 our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock which will be paid on October 6, 2008 to shareholders of record at the close of business on September 18, 2008. Our Board of Directors declared another cash dividend on September 24, 2008 of $0.08 per outstanding share of common stock to be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008. These dividends will be accrued in the second quarter of fiscal 2009.

Note 8. Share-Based Compensation Plans

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan, under which new options can no longer be granted) during the first quarter of fiscal 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 25, 2008	54.5	$19.76
Granted	5.8	$20.70
Exercised	(1.8)	$10.69
Forfeited	(0.4)	$25.76
Expired	(0.1)	$27.05
Outstanding at August 24, 2008	58.0	$20.08

The total intrinsic value of options exercised in the first quarter of fiscal 2009 and 2008 was $20.9million and $59.3 million, respectively. Total unrecognized compensation cost related to stock option grants not yet recognized as of August 24, 2008 was $94.1million, which is expected to be recognized over a weighted-average period of 2.7years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at August 24, 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	56.7	$20.00	$248.9	3.1

Currently exercisable	43.6	$18.96	$235.8	2.5

Other Stock Plans

The following table provides a summary of activity during the first quarter of fiscal 2009 for non-vested shares and units granted under the restricted stock plan (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 25, 2008	475.4	$23.21
Granted/Issued	36.0	$21.33
Vested	(36.5)	$20.67
Forfeited	(2.0)	$27.35
Outstanding at August 24, 2008	472.9	$23.24

The total fair value of shares vested in the first quarter of fiscal 2009 and 2008 was $0.8 million and $0.6 million, respectively. Total unrecognized compensation cost related to shares granted that have not vested as of August 24, 2008 was $7.2 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Under the Executive Officer Equity Plan (EOEP), options for 490.0 thousand shares of common stock were granted to executive officers in July 2008; these shares are included in the amounts presented in the table above that summarizes stock option activity. With respect to performance share units under the EOEP, no shares were issued in July 2008 upon completion of the second two-year performance period since minimum performance thresholds were not achieved. Targets for a third two-year performance period, which is still in progress, were established in the first quarter of fiscal 2008 and will be measured after the end of fiscal 2009. In July 2008, targets for a fourth two-year performance period were established and will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to performance share units not yet vested as of August 24, 2008 was $17.9 million, which is expected to be recognized over a weighted-average period of 1.4years.

Note 9. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended August 24, 2008:
Sales to unaffiliated customers	$455.9	$9.7	$465.6

Segment income before taxes	$129.1	$(11.6)	$117.5

Three months ended August 26, 2007:
Sales to unaffiliated customers	$459.8	$11.7	$471.5

Segment income before taxes	$127.1	$(4.4)	$122.7

                The information in the table above for the three months ended August 26, 2007 has been reclassified to present segment information based on the structure of our operating segments in the first quarter of fiscal 2009.

Note 10. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2009.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal years 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal years 2005 through 2007 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements.

Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Exchange Act from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals in March 2008. On October 1, 2008, the Court of Appeals upheld the District Court's ruling. We do not know whether plaintiff will appeal but we will continue to contest the case through all available means.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. It is too early in any of the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest all actions through all available means.

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We have filed an answer to the complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. It is too early in the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest the case through all available means.

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

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended August 24, 2008 and in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

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

A large portion of our sales comes from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics, or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, greater portability, better audio, sharper images and higher performance in electronic systems. Energy-efficiency is our overarching theme and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits, audio and operational amplifiers, display drivers, communication interface products and data conversion solutions. Approximately 98 percent of our net sales in the first quarter of fiscal 2009 came from our Analog segment, which is comparable to the 98 percent in the first quarter of fiscal 2008. For more information on our business, see Part I, Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 52 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2009, compared to approximately 57 percent in the first quarter of fiscal 2008. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $3.8 million in the first quarter of fiscal 2009 and $6.4 million in the first quarter of fiscal 2008.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.3 million in the first quarter of fiscal 2009 and $0.5 million in the first quarter of fiscal 2008. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of August 24, 2008 our reporting units containing goodwill include our advanced power, ASIC & telecom, data conversion, infrastructure power products, interface, mobile devices power products, non-audio amplifier and performance power products business units, all of which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FASB Interpretation No. 48 (FIN 48), which we adopted at the beginning of fiscal 2008, provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by FIN 48 will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, the effect of such resolution on our income tax expense could be material.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)). We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. In determining fair value using the Black-Scholes option pricing model, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes computation of fair value would also increase, thereby resulting in higher compensation costs being recorded.

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

Overview

We continue to focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In the first quarter of fiscal 2009, approximately 98 percent of our total net sales came from our Analog segment, which is comparable to the 98 percent in the first quarter of fiscal 2008. We believe that the success we have experienced in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, especially as they pertain to the energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Although net sales in the first quarter of fiscal 2009 were lower compared to the first quarter of fiscal 2008, we achieved a higher gross margin percentage in the first quarter of fiscal 2009 than in the same quarter of fiscal 2008. Moreover, we reached a record high gross margin percentage of 66.0 percent in the first quarter of fiscal 2009. Our performance in gross margin percentage is attributable to improvements in our sales mix of higher-value products, as well as continued improvement in manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

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

We repurchased a total of 4.9 million shares of our common stock during the first quarter of fiscal 2009 for $105.1 million. These shares were repurchased in the open market in connection with the $500 million stock repurchase program announced in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time.

We also continued with the dividend program in the first quarter of fiscal 2009, during which time we paid a total of $14.0 million in cash dividends. In September 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which will be paid on October 6, 2008 to shareholders of record at the close of business on September 18, 2008 and another cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008.

The following table and discussion provide an overview of our operating results for the first quarter of fiscal 2009 and 2008:

	Three Months Ended
(In Millions)	Aug. 24, 2008	% Change		Aug. 26, 2007

Net sales	$465.6	(1.3%	)	$471.5
Gross margin	$307.2			$296.9
As a % of net sales	66.0%			63.0%
Operating income	$134.8			$132.2
As a % of net sales	29.0%			28.0%
Net income	$79.6			$85.6
As a % of net sales	17.1%			18.2%

Net income for the first quarter of fiscal 2009 includes $1.1 million for severance and restructuring expenses related to the factory modernization effort and workforce reduction announced in fiscal 2008 (See Note 5 to the Condensed Consolidated Financial Statements). First quarter net income for fiscal 2009 also includes $0.1 million of other operating income (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the first quarter of fiscal 2008 included a gain of $3.1 million from the sale of the manufacturing plant assets and a recovery of $1.5 million arising from the release of a restructuring-related accrual.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense under SFAS No. 123R, which totaled $19.4 million in the first quarter of fiscal 2009 compared to $20.0 million in the first quarter of fiscal 2008. For further information and a description of these plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. See also Note 1 and Note 8 to the Condensed Consolidated Financial Statements in this Form 10-Q for a discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense for the first quarter of fiscal 2009 and 2008.

Net Sales

	Three Months Ended
(In Millions)	Aug. 24, 2008	% Change		Aug. 26, 2007

Analog segment	$455.9	(0.8%	)	$459.8
As a % of net sales	97.9%			97.5%
All others	$9.7	(17.1%	)	$11.7
As a % of net sales	2.1%			2.5%
Total net sales	$465.6			$471.5
	100.0%			100.0%

The table above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 25, 2008.

Analog segment sales in the first quarter of fiscal 2009 were lower than sales in the first quarter of fiscal 2008 due to lower shipments to distributors and lower overall demand from customers. Unit shipments in our Analog segment decreased 3 percent in the first quarter of fiscal 2009 compared to the volume shipped in the first quarter of fiscal 2008, while blended-average selling prices increased 3 percent in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value products.

Within the Analog segment, net sales from our interface and power management business units in the first quarter of fiscal 2009 grew 4 percent and 1 percent, respectively, over net sales in the first quarter of fiscal 2008. These increases were more than offset by decreases in net sales from the amplifiers business units, where sales of audio amplifier products decreased 23 percent and sales of operational amplifier products decreased 1 percent in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008. In addition, net sales from the data conversion business unit decreased 4 percent in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

For other operating business units included in the category described as “All Others,” the decrease in sales in the first quarter of fiscal 2009 compared to the first quarter in fiscal 2008 was primarily due to declining sales from non-analog business units that are not part of our core focus.

Gross Margin

	Three Months Ended
(In Millions)	Aug. 24, 2008	% Change		Aug. 26, 2007

Net Sales	$465.6	(1.3%	)	$471.5
Cost of sales	158.4	(9.3%	)	174.6
Gross margin	$307.2			$296.9
As a % of net sales	66.0%			63.0%

We achieved a higher gross margin percentage in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 despite lower sales in fiscal 2009 compared to fiscal 2008. This higher gross margin percentage was due to improved product mix of higher-margin products combined with improvements in manufacturing efficiencies and higher factory utilization. As part of that product mix improvement, our blended-average analog selling prices in the first quarter of fiscal 2009 were higher compared to the first quarter of fiscal 2008. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 70 percent in the first quarter of fiscal 2009 compared to 65 percent in the first quarter of fiscal 2008. Gross margin in the first quarter of fiscal 2009 includes share-based compensation expense of $3.9 million compared to $4.9 million in the first quarter of fiscal 2008.

Research and Development

	Three Months Ended
(In Millions)	Aug. 24, 2008	% Change	Aug. 26, 2007

Research and development	$89.6	(4.5%)	$93.8
As a % of net sales	19.2%		19.9%

The decrease in research and development expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2008, which was partially offset by increases due to higher annual payroll and employee benefit expenses. Share-based compensation expense included in R&D expense was $6.4 million in the first quarter of fiscal 2009 compared to $7.0 million in the first quarter of fiscal 2008. Although R&D expenses have decreased, we continue to concentrate our ongoing research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion, and to be selective in R&D efforts. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, flat-panel displays, communications infrastructure, industrial and medical. We are also directing efforts to develop new and different types of products to serve emerging mega trends such as energy efficiency. A significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended
(In Millions)	Aug. 24, 2008	% Change	Aug. 26, 2007

Selling, general and administrative	$81.8	8.3%	$75.5
As a % of net sales	17.6%		16.0%

The increase in selling, general and administrative expenses in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 was mostly due to incremental selling and marketing programs, higher annual payroll and employee benefit expenses combined with higher legal expenses related to intellectual property. Selling and marketing expenses in certain foreign locations were also unfavorably affected by changes in foreign currency exchange rates. In addition, SG&A expenses include a credit of $2.8 million in the first quarter of fiscal 2009 and $1.1 million in the first quarter of fiscal 2008 that represents a reduction in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding losses on the employees’ investment asset described in the paragraph, “Other Non-Operating Expense, Net.” Share-based compensation expense included in SG&A expense was $9.1 million in the first quarter of fiscal 2009 compared to $8.1 million in the first quarter of fiscal 2008.

Interest Income

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Interest income	$3.8	$11.2

The decrease in interest income in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is due to lower interest rates along with lower average cash balances.

Interest Expense

Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Interest expense	$ (18.3)	$ (19.6)

The decrease in interest expense in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Expense

Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Loss on investments	$ (2.8)	$ (1.1)
Total other non-operating expense	$ (2.8)	$ (1.1)

Non-operating expense, net, is primarily derived from activities related to investment assets. The loss on investments in the first quarter of fiscal 2009 and 2008 reflects a decline in the market value of the investment assets held in a trust for the employee deferred compensation plan. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the first quarter of fiscal 2009 and 2008 include the credits pertaining to the corresponding liability.

Income Tax Expense

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Income tax expense	$ 37.9	$ 37.1
Effective tax rate	32.3%	30.2%

The effective tax rate was higher in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 because the federal R&D tax credit, which expired beginning January 1, 2008, is no longer available. In addition, discrete foreign tax benefits were lower in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.

Liquidity and Capital Resources

	Three Months Ended
(In Millions)	Aug. 24, 2008	Aug. 26, 2007

Net cash provided by operating activities	$92.1	$125.5
Net cash used in investing activities	(24.9)	(13.9)
Net cash (used in) provided by financing activities	(111.5)	21.6
Net change in cash and cash equivalents	$(44.3)	$133.2

The primary factors contributing to the changes in cash and cash equivalents in the first quarter of fiscal 2009 and 2008 are described below:

During the first quarter of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by the negative impact from changes in working capital components caused by an increase in accounts receivable and a decrease in accounts payable and accrued expenses, which more than offset the positive impact from an increase in current and deferred income taxes. In the first quarter of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by the negative impact from changes in working capital components caused by a decrease in other non-current liabilities combined with increases in receivables and other current assets. A decrease in inventories combined with increases in current and deferred income taxes, and increases in accounts payable and accrued expenses partially offset the negative impact from changes in working capital components.

The primary use of cash for investing activities in the first quarter of fiscal 2009 was the purchase of property, plant and equipment of $22.3 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first quarter of fiscal 2008 was the purchase of property, plant and equipment of $23.9 million, mainly representing the purchase of machinery and equipment, which was offset by proceeds from the sale of property, plant and equipment of $13.0 million.

The primary use of cash for financing activities in the first quarter of fiscal 2009 was for the repurchase of approximately 4.9 million shares of our common stock in the open market for $105.1 million and payments of $14.0 million for cash dividends and $15.6 million of principal payments on the bank term loan. These amounts were partially offset by proceeds of $19.2 million from the issuance of common stock under employee benefit plans. The primary source of cash generated from financing activities in the first quarter of fiscal 2008 came from proceeds of $1,489.4 million (net of $10.6 million issuance costs) from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering in June 2007 and a $500.0 million unsecured credit facility with a consortium of banks funded in July 2007. Cash proceeds also included $53.8 million from the issuance of common stock under employee benefit plans. These amounts were offset by the repurchase of 50.8 million shares of our common stock from the $1.5 billion accelerated share repurchase program, as well as the payments of $13.9 million related to tax withholdings paid on behalf of employees for net share settlements and $10.8 million for cash dividends. Financing activities in the first quarter of fiscal 2008 also included an additional $1.5 billion of cash received from the unsecured bridge credit facility in June 2007 that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering in June 2007 and the $500 million unsecured credit facility with a consortium of banks in July 2007.

In September 2008, our Board of Directors declared a cash dividend of $0.06 per outstanding share of common stock, which will be paid on October 6, 2008 to shareholders of record at the close of business on September 18, 2008 and another cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008.

We foresee continuing cash outlays for plant and equipment in fiscal 2009, with our primary focus on new analog capabilities at our existing sites along with our efforts to convert a portion of our capacity from 150mm wafers to 200mm wafers. Currently, we anticipate that our fiscal 2009 capital expenditures will be slightly lower than the fiscal 2008 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2009, as well as the dividends to be paid in October 2008 and January 2009, the authorized stock repurchase program, and principal and interest payments due on long-term debt.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, significant declines in overall economic conditions could lead to deterioration in the quality of customer receivables. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the continuing downturn in the financial markets. However, major declines in financial markets could possibly cause reductions in our cash equivalents and marketable investments in the future.

Recently Issued Accounting Pronouncements

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” The FSP is effective beginning in our first quarter of fiscal 2010 and early adoption is not permitted. Upon adoption of the FSP, all prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data). We are currently evaluating the requirements under this FSP and have not yet determined its effect, if any, on our calculation of earnings per share.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock." This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. EITF No. 07-5 is effective beginning in our first quarter of fiscal 2010. Early application is not permitted by entities that have previously adopted an alternative accounting policy. We are currently evaluating the requirements of EITF No. 07-5 and have not yet determined its effect, if any, on our consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF No. 08-3, "Accounting by Lessees for Maintenance Deposits under Lease Agreements." This EITF clarifies how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The EITF applies to the lessee's accounting for maintenance deposits paid by a lessee under an arrangement accounted for as a lease that are refunded only if the lessee performs specified maintenance activities. EITF No. 08-3 is effective beginning in our first quarter of fiscal 2010. Early application is not permitted by entities that have previously adopted an alternative accounting policy. We are currently evaluating the requirements of EITF No. 08-3 and have not yet determined its effect, if any, on our consolidated financial statements.

Outlook

Despite lower sales in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, we achieved sequential quarterly growth in sales for each of the last two fiscal quarters as demand for our new analog products increased modestly, mainly in the wireless handset and personal mobile device markets, where we have experienced growth opportunities over the past year due to positive market trends combined with our successful penetration into feature-rich devices.

As expected, new orders were down in the first quarter of fiscal 2009 compared to the previous fourth quarter of fiscal 2008, mainly in the distribution channel where distributor resales were seasonally down resulting in lower turns orders. Turns orders represent orders received with delivery requested in the same quarter. Going forward into the second quarter of fiscal 2009, we do expect a seasonal increase in production activity in our customer base, but less than the normal seasonality. Distributor inventory levels were down at the end of the first quarter of fiscal 2009 and while we do not expect distributors to increase their inventory levels, we expect distributor resales will increase modestly. Although total orders were down in the first quarter of fiscal 2009, our opening 13-week backlog as we entered the second quarter of fiscal 2009 was higher than it was when we began the first quarter of fiscal 2009.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the second quarter of fiscal 2009 to be in the range of $470 million to $480 million. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales.

Consistent with our practice in recent years of annually granting stock options to employees in our first fiscal quarter, we granted options to purchase 5.7 million shares of our common stock at $20.68 per share in July 2008. As a result, we expect total share-based compensation expense to be approximately $25 million in the second quarter of fiscal 2009, which is higher compared to the first quarter of fiscal 2009. This increase reflects the effect of accelerating share-based compensation expense associated with options granted to employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. For more discussion on the share-based compensation expense, see Note 1 and Note 8 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 25, 2008 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. There have been no material changes in market risk from the information reported in these sections.

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

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings containing financial statements. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-Q and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-Q and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to provide reasonable assurance regarding the reliability and accuracy of the information disclosed in this Form 10-Q.

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2009, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal years 2005 through 2007 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effects on our financial statements.

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

Other

1.      In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Exchange Act and the rules issued under that Act by the SEC. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court on whether it should apply the SEC rule amendments to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals in March 2008. On October 1, 2008, the Court of Appeals upheld the District Court's ruling. We do not know whether plaintiff will appeal but we will continue to contest the case through all available means.

2.      In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion preventing importation into the U.S. of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. Although no hearing date has been set yet in the ITC action, it is expected that a hearing will occur in early calendar 2009. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We intend to contest all actions through all available means.

3.      In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We have filed an answer to the complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. We intend to contest the case through all available means.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results or financial condition.

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

We depend on demand from the consumer, original equipment manufacturer, contract manufacturing, industrial, automotive and other markets we serve for the end market applications which incorporate our products. Our revenues and gross margins are based on certain levels of consumer and corporate spending. If our projections of these expenditures fail to materialize due to reductions in consumer or corporate spending as a result of uncertain conditions in the macroeconomic environment, such as higher energy prices, fluctuations in interest rates, mortgage failures, or otherwise, our revenues and gross margins could be adversely affected.

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

During the first quarter of fiscal 2009, approximately 78 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in the future. We have manufacturing facilities outside the United States in the United Kingdom, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations. Although we did not experience any materially adverse effects from our international operations as a result of these types of factors in the first quarter of fiscal 2009, one or more of these factors could have a material adverse effect on us in the future.

Recent events and global disruptions could adversely affect our financial performance and operating results.

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Continued wide fluctuations in oil prices, as well as spreading mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

We have significant manufacturing operations in China and Malaysia, and, as a result, are subject to risks.

We have significant assembly and test facilities in Suzhou, China and Melaka, Malaysia. Our operations in China and Malaysia are subject to the economic and political situation in each location. We may be adversely affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China and Malaysia are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that new, stricter regulations will not be imposed or interpretations of existing regulations will not be changed, each of which could require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. A significant destabilization of relations between the United States and either China or Malaysia could result in restrictions or prohibitions on our operations in that country. With respect to China, the Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among Chinese regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the first quarter of fiscal 2009, we have had difficulties in the past and could experience them in the future.

A substantial portion of our sales are made to distributors and the termination of the relationship with one or more distributors could result in a negative impact on our business.

In the first quarter of fiscal 2009, our distributors accounted for approximately 52 percent of our sales, with two of our distributors accounting for 27 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell National products or the termination of one or more distributors may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We are also directing efforts to develop new and different types of products to serve emerging mega trends such as energy efficiency. We believe that continued focused investment in research and development, especially the timely development, introduction and market acceptance of new products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We will continue to invest resources to develop more highly integrated solutions and building block products, both primarily based on our analog capabilities and continue to target applications such as wireless handsets, other portable devices and applications in other broad markets that require analog technology, especially in areas where analog technology can be used to achieve energy efficiencies. We cannot assure you that we will be successful in timely developing and introducing successful new products, or achieving anticipated revenues from new products, and a failure to bring new products to market or achieve market success with them may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

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

RISK FACTORS RELATED TO OUR DEBT

Our increased leverage may harm our financial condition and results of operations.

Our total liabilities at the end of the first quarter of fiscal 2009 were $1.9 billion. Of total liabilities, $1.4 billion was long-term debt incurred in connection with the accelerated stock repurchase program announced in June 2007. See Note 9 to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended May 25, 2008 for more information on the debt incurred in connection with the accelerated stock repurchase program. The debt and any future increase in our level of indebtedness have several important effects on our future operations, including, without limitation:

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

An increase in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually remained stable during the first quarter of fiscal 2009, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 10 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the first quarter of fiscal 2009 covered by this report, we did not make any unregistered sales of our securities.

(b)	The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 May 26, 2008 - June 25, 2008	1,377,873	$22.96	1,375,000	$224 million
Month # 2 June 26, 2008 - July 25, 2008	3,238,571	$20.82	3,235,000	$157 million
Month # 3 July 26, 2008 - August 24, 2008	328,698	$20.73	300,000	$151 million
Total	4,945,142		4,910,000

(1) Includes 10,134 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 25,008 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) Purchases were made under the $500 million stock repurchase program announced in June 2007. Shares were repurchased in the open market. As of August 24, 2008, $151 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion and there is no expiration date for this repurchase program.

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

3.2	By-Laws of the Company, as amended effective April 16, 2008 (incorporated by reference from the Exhibits to our Form 8-K dated April 16, 2008 filed April 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
10.1	Equity Compensation Plan not approved by Stockholders: Retirement and Savings Program as amended and restated effective January 1, 2008, approved on August 14, 2008.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: September 30, 2008	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: September 30, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: September 30, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 24, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 24, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 30, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer