Form 10-Q
period 2008-11-23
NATIONAL SEMICONDUCTOR CORP
filed 2008-12-31
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 23, 2008.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	95-2095071 (I.R.S. Employer Identification No.)
2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090 SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95052-8090 (Zip Code)
(408) 721-5000 (Registrant’s telephone number, including area code)

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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at November 23, 2008
Common stock, par value $0.50 per share	229,368,602

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007
	(Unaudited)		(Unaudited)
Net sales	$421.6	$499.0	$887.2	$970.5
Cost of sales	144.2	177.8	302.6	352.4
Gross margin	277.4	321.2	584.6	618.1

Research and development	91.6	91.9	181.2	185.7
Selling, general and administrative	69.5	82.8	151.3	158.3
Severance and restructuring expenses (recovery)	28.1	-	29.2	(1.5)
Other operating (income) expense, net	(0.1)	2.7	(0.2)	(0.4)
Operating expenses, net	189.1	177.4	361.5	342.1

Operating income	88.3	143.8	223.1	276.0
Interest income	3.8	10.1	7.6	21.3
Interest expense	(18.7)	(23.7)	(37.0)	(43.3)
Other non-operating expense, net	(12.3)	(0.8)	(15.1)	(1.9)

Income before taxes	61.1	129.4	178.6	252.1
Income tax expense	24.8	38.8	62.7	75.9
Net income	$36.3	$90.6	$115.9	$176.2

Earnings per share:
Basic	$0.16	$0.35	$0.51	$0.67
Diluted	$0.16	$0.33	$0.49	$0.63

Weighted-average common and potential common shares outstanding:
Basic	228.0	258.9	228.9	264.5
Diluted	234.0	271.5	237.6	277.7

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Nov. 23, 2008	May 25, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$785.9	$736.8
Receivables, less allowances of $24.8 in fiscal 2009 and $25.4 in fiscal 2008	125.9	137.3
Inventories	154.5	148.6
Deferred tax assets	82.6	82.9
Other current assets	35.1	66.0
Total current assets	1,184.0	1,171.6

Property, plant and equipment, net	559.3	557.3
Goodwill	60.5	60.5
Deferred tax assets, net	236.5	247.5
Other assets	108.2	112.2
Total assets	$2,148.5	$2,149.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$62.5
Accounts payable	58.2	53.5
Accrued expenses	187.9	180.3
Income taxes payable	11.6	12.3
Total current liabilities	320.2	308.6

Long-term debt, net of current portion	1,383.4	1,414.8
Long-term income taxes payable	155.9	143.4
Other non-current liabilities	75.9	85.4
Total liabilities	1,935.4	1,952.2

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
229,368,602 in fiscal 2009 and 232,587,464 in fiscal 2008	114.7	116.3
Additional paid-in-capital	7.4	-
Retained earnings	178.3	167.4
Accumulated other comprehensive loss	(87.3)	(86.8)
Total shareholders’ equity	213.1	196.9
Total liabilities and shareholders’ equity	$2,148.5	$2,149.1

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007
Cash flows from operating activities:	(Unaudited)
Net income	$115.9	$176.2
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	61.5	65.4
Share-based compensation	35.5	47.6
Excess tax benefit from share-based payment arrangements	(4.3)	(13.0)
Tax benefit associated with stock options	6.5	22.2
Loss on investments	15.1	1.7
Gain on disposal of equipment	(0.6)	(0.5)
Other, net	0.4	0.5
Changes in certain assets and liabilities, net:
Receivables	8.9	(38.9)
Inventories	(5.7)	26.6
Other current assets	1.7	15.6
Accounts payable and accrued expenses	(4.9)	17.6
Current and deferred income taxes	48.8	14.2
Other non-current liabilities	(24.8)	(25.1)
Net cash provided by operating activities	254.0	310.1
Cash flows from investing activities:
Purchase of property, plant and equipment	(55.1)	(52.5)
Proceeds from sale of property, plant and equipment	0.6	16.0
Proceeds from sale of investments	-	0.2
Funding of benefit plan	(0.5)	(5.1)
Other, net	-	(2.6)
Net cash used in investing activities	(55.0)	(44.0)
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	-	992.9
Proceeds from bank borrowings, net of issuance costs	-	1,996.5
Repayment of bank borrowing	(31.4)	(1,515.6)
Payment on software license obligations	-	(8.4)
Excess tax benefit from share-based payment arrangements	4.3	13.0
Minimum tax withholding paid on behalf of employees for net share settlements	(0.2)	(14.1)
Proceeds from issuance of common stock	33.5	76.3
Purchase and retirement of treasury stock	(128.4)	(1,780.1)
Cash dividends declared and paid	(27.7)	(21.3)
Net cash used in financing activities	(149.9)	(260.8)
Net change in cash and cash equivalents	49.1	5.3
Cash and cash equivalents at beginning of period	736.8	828.6
Cash and cash equivalents at end of period	$785.9	$833.9
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

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Numerator:
Net income	$36.3	$90.6	$115.9	$176.2

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	228.0	258.9	228.9	264.5

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	6.0	12.6	8.7	13.2

Weighted-average common and potential common shares outstanding used for diluted earnings per share	234.0	271.5	237.6	277.7

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	42.7	23.7	35.1	21.9

Weighted-average exercise price	$23.39	$27.37	$24.69	$27.30

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the second quarter and first six months of fiscal 2009 and 2008, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at November 23, 2008 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-Based Compensation

Share-based compensation expense included in operating results for fiscal 2009 and 2008 is presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Cost of sales:
Gross compensation	$4.2	$5.8	$8.1	$10.8
Capitalized in inventory during the period	(3.8)	(4.6)	(7.3)	(8.6)
Realized from inventory during the period	3.6	4.3	7.1	8.2
	4.0	5.5	7.9	10.4
Research and development	6.4	7.7	12.8	14.7
Selling, general and administrative	5.7	14.4	14.8	22.5
Total share-based compensation included
in income before taxes	16.1	27.6	35.5	47.6
Income tax benefit	(4.5)	(8.8)	(10.8)	(14.8)
Total share-based compensation, net of tax,
included in net income	$11.6	$18.8	$24.7	$32.8
Share-based compensation effects on
earnings per share:
Basic	$0.05	$0.07	$0.11	$0.12
Diluted	$0.05	$0.07	$0.10	$0.12

Share-based compensation capitalized
in inventory	$2.2	$2.7	$2.2	$2.7

Total gross share-based compensation	$16.3	$27.9	$35.7	$48.0

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007
Stock Option Plans
Expected life (in years)	3.7	4.1	3.7	4.1
Expected volatility	49%	35%	39%	32%
Risk-free interest rate	2.2%	3.9%	2.8%	4.9%
Dividend yield	2.1%	0.7%	1.1%	0.5%

Stock Purchase Plans
Expected life (in years)	0.8	0.8	0.8	0.8
Expected volatility	38%	34%	38%	34%
Risk-free interest rate	1.2%	4.1%	1.2%	4.1%
Dividend yield	1.5%	0.7%	1.5%	0.7%

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

The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2009 was $4.37 and $6.18 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2008 was $8.07 and $8.96 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $4.72 per share for both the second quarter and first six months of fiscal 2009 since there are no longer rights granted under the stock purchase plan in the first fiscal quarter. The weighted-average fair value of rights granted under the stock purchase plans was $7.40 per share for both the second quarter and first six months of fiscal 2008.

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

•

Level 3. Valuations based on inputs that are supported by little or no market activity, and that are significant to the fair value of the assets or liabilities.

Level 3 liabilities include our unsecured term loan with a bank, where we determine fair value based on unobservable inputs based on the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the liability.

As of November 23, 2008, assets and liabilities measured at fair value on a recurring basis include only the following level 1 assets and liabilities:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Assets
Institutional money-market funds	$274.9
Investment funds – Deferred compensation plan assets	39.2
Total assets measured at fair value	$314.1

Liabilities
Deferred compensation plan liability	$39.2
Total liabilities measured at fair value	$39.2

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of the corresponding deferred compensation plan liability. We continued to make investments in commercial paper during the second quarter of fiscal 2009. However, all of our investments in commercial paper matured prior to November 23, 2008.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Nov. 23, 2008	May 25, 2008
Receivable allowances:
Doubtful accounts	$1.2	$1.3
Returns and allowances	23.6	24.1
Total receivable allowances	$24.8	$25.4

Inventories:
Raw materials	$9.1	$8.9
Work in process	97.0	93.7
Finished goods	48.4	46.0
Total inventories	$154.5	$148.6

Property, plant and equipment:
Total property, plant and equipment	$2,643.3	$2,626.5
Less accumulated depreciation and amortization	(2,084.0)	(2,069.2)
Total property, plant and equipment, net	$559.3	$557.3

Other assets:
Deposits	$22.1	$16.1
Debt issuance costs	7.6	8.7
Income tax receivable	21.8	20.0
Deferred compensation plan assets	39.2	53.7
Other	17.5	13.7
Total other assets	$108.2	$112.2

Accrued expenses:
Payroll and employee related	$76.9	$100.5
Severance and restructuring expenses	31.6	15.3
Accrued interest payable	25.6	25.4
Dividends payable	18.4	-
Other	35.4	39.1
Total accrued expenses	$187.9	$180.3

	Nov. 23, 2008	May 25, 2008
Other non-current liabilities:
Accrued pension cost	$10.4	$13.9
Deferred compensation plan liability	39.2	53.7
Other	26.3	17.8
Total other non-current liabilities	$75.9	$85.4

Accumulated other comprehensive loss:
Defined benefit pension plans	$(86.8)	$(86.8)
Other	(0.5)	-
Total accumulated other comprehensive loss	$(87.3)	$(86.8)

Condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
Other operating (income) expense, net	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Net intellectual property income	$(0.1)	$(0.1)	$ (0.2)	$(0.1)
Gain on sale of manufacturing plant assets	-	-	-	(3.1)
Litigation settlement	-	3.3	-	3.3
Other	-	(0.5)	-	(0.5)
Total other operating (income) expense, net	$(0.1)	$2.7	$ (0.2)	$(0.4)

Other non-operating expense, net

Trading securities:
Change in net unrealized holding losses	$(12.3)	$(0.8)	$ (15.1)	$(1.9)
Non-marketable investments:
Gain from sale	-	0.2	-	0.2
Charitable contribution	-	(0.2)	-	(0.2)
Total other non-operating expense, net	$(12.3)	$(0.8)	$ (15.1)	$(1.9)

Note 4. Statements of Cash Flows Information

	Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$35.7	$13.9
Income taxes	$6.6	$44.7

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Dividends declared but not yet paid	$18.4	$15.3
Acquisition of software under license obligations, net	$3.3	$-
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$0.2	$14.2

Note 5. Cost Reduction and Restructuring Programs

During the second quarter of fiscal 2009, we responded to the uncertain business climate by announcing a global workforce reduction that eliminated approximately 330 positions. These positions were primarily in non-manufacturing functions in our product line, marketing and sales, and general administrative operations. In addition to the workforce reduction, we plan to eliminate certain design centers located in the United States. The closure of related facilities is expected to be completed before the end of fiscal 2009. We expect to incur a total charge of approximately $29 million in connection with this action, of which approximately $13 million will be reported under the Analog segment. Of the $29 million estimated total, $27.8 million was recorded in the second quarter of fiscal 2009, which included $27.7 million for severance and $0.1 million for the impairment of test equipment. A majority of the affected employees, who were mostly located in the United States, departed before the end of the second quarter of fiscal 2009. A portion of the affected employees located in non-U.S. sites are not expected to depart until the fourth quarter of fiscal 2009. Severance amounts are generally paid 30 to 60 days after the employee’s actual departure date.

During the second quarter of fiscal 2009, we completed activities related to the plan announced in January 2008 to modernize our facilities and rationalize our capacity. As a result, we recorded an additional $0.5 million charge in the second quarter of fiscal 2009 for other exit-related costs incurred in connection with dismantling and removing equipment. Charges for those activities totaled $2.1 million in the first six months of fiscal 2009. The charges were partially offset by gains of $0.1 million in the second quarter and $0.5 million in the first six months of fiscal 2009 attributable to the subsequent sale of some of the equipment that had been previously written down.

In addition to the charges described above, we also reversed a liability by $0.1 million in the second quarter of fiscal 2009 for the release of other exit-related cost accruals no longer required upon completion of activities related to prior cost reduction actions.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the second quarter of fiscal 2009:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 workforce reduction:
Severance	$11.9	$15.8	$27.7
Impairment of equipment	-	0.1	0.1
	11.9	15.9	27.8
Manufacturing restructure:
Other exit-related costs	-	0.5	0.5
Gain from disposal of equipment	-	(0.1)	(0.1)
	-	0.4	0.4
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$11.9	$16.2	$28.1

As part of the action related to the workforce reduction announced in April 2008, we decided to close certain facilities primarily used as design centers. We recorded a $0.1 million charge in the first six months of fiscal 2009 upon vacating a leased facility located in Southern California. In addition, we released $0.2 million of severance accruals in the first six months of fiscal 2009 after finalizing severance packages with certain terminated employees in foreign locations.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the first six months of fiscal 2009:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 workforce reduction:
Severance	$11.9	$15.8	$27.7
Impairment of equipment	-	0.1	0.1
	11.9	15.9	27.8
Fiscal 2008 workforce reduction:
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	(0.2)	0.1	(0.1)
Manufacturing restructure:
Other exit-related costs	-	2.1	2.1
Gain from disposal of equipment	-	(0.5)	(0.5)
	-	1.6	1.6
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$11.7	$17.5	$29.2

Since certain of the above expenses were incurred in connection with actions originally announced in fiscal 2008, the following table presents a summary of cumulative charges through November 23, 2008 for those actions, as well as the fiscal 2009 action:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 workforce reduction:
Severance	$11.9	$15.8	$27.7
Impairment of equipment	-	0.1	0.1
	11.9	15.9	27.8
Fiscal 2008 workforce reduction:
Severance	6.5	3.1	9.6
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	6.3	3.2	9.5
Manufacturing restructure:
Severance	-	13.2	13.2
Other exit-related costs	-	5.3	5.3
Impairment of equipment	-	4.5	4.5
Gain from disposal of equipment	-	(2.3)	(2.3)
	-	20.7	20.7
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$18.2	$39.7	$57.9

The following table provides a summary of the activities through the second quarter of fiscal 2009 related to our cost reduction and restructuring actions included in accrued expenses:

	Fiscal 2009 Workforce Reduction	Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Severance	Other Exit- Related Costs	Total

Balance at May 25, 2008		$14.5	$0.8	$15.3
Severance and restructuring expenses	$27.7	-	2.2	29.9
Cash payments	(0.5)	(10.3)	(2.5)	(13.3)
Release of residual reserves		(0.2)	(0.1)	(0.3)
Balance at November 23, 2008	$27.2	$4.0	$0.4	$31.6

During the first six months of fiscal 2009, we paid severance to 144 employees in connection with the workforce reductions announced in fiscal 2009 and 2008, as well as the manufacturing action announced in fiscal 2008. The balance at November 23, 2008 represents activities yet to be completed related to these actions. We expect to complete most of the remaining severance payments for the fiscal 2009 workforce reduction by the end of the fiscal year, while the remaining severance payments for the fiscal 2008 workforce reduction should be completed in the third quarter of fiscal 2009. Excluding the lease obligation, the payments for other exit-related costs are expected to be completed in the third quarter of fiscal 2009. As of November 23, 2008, all of the accrued balance was classified as current.

Note 6. Debt

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2008. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of November 23, 2008, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2009.

Note 7. Income Taxes

We recorded income tax expense of $24.8 million in the second quarter and $62.7 million in the first six months of fiscal 2009, which included the write down in the second quarter of fiscal 2009 of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by net tax benefits associated with the recent reinstatement of the federal R&D tax credit. A portion of the gross tax benefit associated with the reinstatement of the federal R&D tax credit was recorded as an unrecognized tax benefit. As of November 23, 2008, our total deferred tax assets were $319.1 million and long-term income taxes payable was $155.9 million. For fiscal 2008, we recorded income tax expense of $38.8 million in the second quarter and $75.9 million in the first six months of fiscal 2008.

Note 8. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions)	Nov 23, 2008	Nov 25, 2007	Nov 23, 2008	Nov 25, 2007

Service cost of benefits earned during the period	$0.9	$1.3	$1.9	$2.8
Plan participant contributions	(0.3)	(0.3)	(0.5)	(0.6)
Interest cost on projected benefit obligation	3.9	4.4	8.2	9.0
Expected return on plan assets	(4.4)	(5.6)	(9.2)	(11.2)
Net amortization and deferral	0.8	1.6	1.7	3.2
Net periodic pension cost	$0.9	$1.4	$2.1	$3.2

Total contributions paid to these plans during fiscal 2009 were $10.5 million in the second quarter and $11.0 million in the first six months which included a $10.0 million voluntary contribution to one of our international defined benefit pension plans. Total contributions paid to these plans during fiscal 2008 were $0.7 million in the second quarter and $27.7 million in the first six months which included a $26.2 million contribution to establish a trust fund related to another one of our international defined benefit pension plans. We currently expect our total fiscal 2009 contribution to these plans to be approximately $16 million.

Note 9. Shareholders’ Equity

Stock Repurchase Program

During the second quarter of fiscal 2009, we repurchased a total of 1.3 million shares of our common stock for $23.3 million as part of the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market and have been cancelled as of November 23, 2008. During the first six months of fiscal 2009, we repurchased a total of 6.2 million shares of our common stock for $128.4 million as part of the $500 million stock repurchase program announced in June 2007.

The following table provides a summary of the activity under our approved stock repurchase program and the related amount remaining that is available for future common stock repurchases:

Stock Repurchase Program
(In Millions)	June 2007
Balance at May 25, 2008	$255.8
Common stock repurchases	(128.4)
Balance at November 23, 2008	$127.4

There is no expiration date for the current repurchase program.

Dividends

On September 24, 2008, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008. This dividend was recorded in the second quarter of fiscal 2009 and is included in accrued expenses at November 23, 2008. We paid cash dividends of $13.7 million ($0.06 per outstanding share of common stock) in the second quarter of fiscal 2009 and a total of $27.7 million in the first six months of fiscal 2009. We paid cash dividends of $10.5 million ($0.04 per outstanding share of common stock) in the second quarter of fiscal 2008 and a total of $21.3 million in the first six months of fiscal 2008.

Note 10. Share-Based Compensation Plans

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan, under which new options can no longer be granted) during the first six months of fiscal 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 25, 2008	54.5	$19.76
Granted	6.0	$20.50
Exercised	(1.9)	$10.57
Forfeited	(1.0)	$24.34
Expired	(0.7)	$26.35
Outstanding at November 23, 2008	56.9	$20.00

The total intrinsic value of options exercised in fiscal 2009 was $1.1 million in the second quarter and $21.9 million in the first six months. The total intrinsic value of options exercised in fiscal 2008 was $7.6 million in the second quarter and $66.9 million in the first six months. Total unrecognized compensation cost related to stock option grants not yet recognized as of November 23, 2008 was $79.4million, which is expected to be recognized over a weighted-average period of 2.5years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at November 23, 2008:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	55.6	$19.92	$15.1	2.8

Currently exercisable	43.9	$19.05	$15.1	2.3

Other Stock Plans

The following table provides a summary of activity during the first six months of fiscal 2009 for non-vested restricted shares and restricted stock units (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 25, 2008	475.4	$23.21
Granted/Issued	43.0	$20.26
Vested	(45.8)	$21.10
Forfeited	(13.5)	$21.97
Outstanding at November 23, 2008	459.1	$23.18

The total fair value of shares vested in fiscal 2009 was $0.1 million in the second quarter and $0.9 million in the first six months. The total fair value of shares vested in fiscal 2008 was $0.9 million in the second quarter and $1.5 million in the first six months. Total unrecognized compensation cost related to shares granted that have not vested as of November 23, 2008 was $6.6 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Under the director stock plan, we issued a total of 90,716 shares of common stock to our directors in the second quarter and first six months of fiscal 2009. Total unrecognized compensation cost as of November 23, 2008 related to non-vested awards granted under this plan was $0.5 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Under the Executive Officer Equity Plan (EOEP), options for 490,000 shares of common stock were granted to executive officers in July 2008; these shares are included in the amounts presented in the table above that summarizes stock option activity. With respect to performance share units under the EOEP, no shares were issued in July 2008 upon completion of the second two-year performance period because minimum performance thresholds were not achieved. Targets for a third two-year performance period, which is still in progress, were established in the first quarter of fiscal 2008 and will be measured after the end of fiscal 2009. In July 2008, targets for a fourth two-year performance period were established and will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to performance share units not yet vested as of November 23, 2008 was $2.7 million, which is expected to be recognized over a weighted-average period of 0.5years. The decrease in this balance compared to the end of the first quarter of fiscal 2009 was due primarily to lower estimated achievement levels against the established performance targets for all outstanding performance units. A significant factor in this trend is the recent and significant deterioration in the global economy which in turn is causing a significant contraction in estimated semiconductor demand. As a result, operating results for the second quarter of fiscal 2009 reflect a $2.2 million net recovery of compensation expense.

Subsequent to the end of our second quarter of fiscal 2009, the Compensation Committee of our Board of Directors approved retention arrangements for our executive officers on November 25, 2008 that provide a cash retention payment to each executive officer on or about November 30, 2010. The amount of the retention payment for each executive officer as set forth under each arrangement will be adjusted depending upon pre-established ranges of the average daily closing price of our common stock at the end of the second quarter of fiscal 2011 and is limited to a maximum amount.

Note 11. Segment Information

The following table presents information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended November 23, 2008:
Sales to unaffiliated customers	$414.2	$7.4	$421.6

Segment income (loss) before taxes	$93.6	$(32.5)	$61.1

Three months ended November 25, 2007:
Sales to unaffiliated customers	$485.8	$13.2	$499.0

Segment income (loss) before taxes	$138.5	$(9.1)	$129.4

Six months ended November 23, 2008:
Sales to unaffiliated customers	$870.1	$17.1	$887.2

Segment income (loss) before taxes	$222.7	$(44.1)	$178.6

Six months ended November 25, 2007:
Sales to unaffiliated customers	$945.5	$25.0	$970.5

Segment income (loss) before taxes	$265.6	$(13.5)	$252.1

The information in the table above for fiscal 2008 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2009. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under the category “All Others” and their sales are generated from foundry and contract service arrangements.

Note 12. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the second quarter of fiscal 2009.

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

Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Exchange Act from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals in March 2008. On October 1, 2008, the Court of Appeals upheld the District Court’s ruling. Plaintiff appealed for a rehearing en banc, which appeal was denied. We do not know if plaintiff will appeal further but we will continue to contest the case through all available means.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion order preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions and two parties have settled with LSI. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. A hearing on the merits is set for the ITC action in July 2009 with the Administrative Law Judge’s Initial Determination on the merits due September 21, 2009, and the ITC’s Final Decision on the merits due January 21, 2010. The LSI patent-in-suit expires July 13, 2010. Discovery in the ITC investigation is on-going. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. In September 2008, we amended our complaint to add assertion of infringement by LSI of three additional National patents and adding Best Buy as a defendant for infringement of one of the patents. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, LSI moved to add counterclaims of infringement by National of four LSI patents. The Delaware Court has not yet set a schedule for the Delaware case. It is too early in any of the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest all actions through all available means.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q “Item 1A: Risk Factors” and business outlook section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, R&D efforts, asset dispositions, acquisition of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended November 23, 2008 and in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

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

A large portion of our sales comes from analog products that are classified within the analog standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, greater portability, better audio, sharper images and higher performance in electronic systems. Energy-efficiency is our overarching theme and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 98 percent of our net sales in the first six months of fiscal 2009 came from our Analog segment, which is comparable to 97 percent in the first six months of fiscal 2008. For more information on our business, see Part I, Item 1, Business, in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 52 percent of our semiconductor product sales were made to distributors in the first six months of fiscal 2009, compared to approximately 54 percent in the first six months of fiscal 2008. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $9.4 million in the first six months of fiscal 2009 and $13.6 million in the first six months of fiscal 2008.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.0 million in each of the first six months of fiscal 2009 and fiscal 2008. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of November 23, 2008 our reporting units containing goodwill include our advanced power, ASIC & telecom, data conversion, infrastructure power products, interface, mobile devices power products, non-audio amplifier and performance power products business units, all of which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized due to a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond the foreseeable future. Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the United States and international jurisdictions or changes in our tax structure may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded; such an adjustment could have a material impact on the tax expense for the fiscal year.

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

We also grant performance share units to executive officers that require us to estimate expected achievement of performance targets over a two-year performance period. This estimate involves judgment regarding future expectations of various financial performance measures such as those described in the overview section below. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related share-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories, which the WSTS defines as amplifiers, data converters, regulators and references (power management products), and interface products. In the first six months of fiscal 2009, approximately 98 percent of our total sales came from our Analog segment, compared to 97 percent in the first six months of fiscal 2008. We believe that the success we have achieved in these markets has been driven by our understanding of the analog markets and our circuit design capabilities, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Although net sales were lower in the second quarter and first six months of fiscal 2009 compared to sales in the second quarter and first six months of fiscal 2008, we achieved a higher gross margin percentage in both the second quarter and first six months of fiscal 2009 compared to the same periods in fiscal 2008. Our performance in gross margin percentage is attributable to ongoing improvement in our sales mix of higher-value analog products, as well as continued improvements in manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

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

We repurchased a total of 1.3 million shares of our common stock during the second quarter of fiscal 2009 for $23.3 million. Through the first six months of fiscal 2009, we repurchased a total of 6.2 million shares of our common stock for $128.4 million. These shares were repurchased in the open market in connection with the $500 million stock repurchase program announced in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time.

We continued with the dividend program in the second quarter of fiscal 2009, during which time we paid cash dividends of $13.7 million ($0.06 per outstanding share of common stock). Through the first six months of fiscal 2009, we paid a total of $27.7 million in cash dividends. On September 24, 2008, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008. This dividend was recorded in the second quarter of fiscal 2009 and is included in accrued expenses at November 23, 2008. We paid cash dividends of $10.5 million ($0.04 per outstanding share of common stock) in the second quarter of fiscal 2008 and a total of $21.3 million in the first six months of fiscal 2008.

The following table and discussion provide an overview of our operating results for the second quarter and first six months of fiscal 2009 and 2008:

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 23, 2008	% Change	Nov. 25, 2007	Nov. 23, 2008	% Change	Nov. 25, 2007

Net sales	$421.6	(15.5%)	$499.0	$887.2	(8.6%)	$970.5
Gross margin	$277.4		$321.2	$584.6		$618.1
As a % of net sales	65.8%		64.4%	65.9%		63.7%
Operating income	$88.3		$143.8	$223.1		$276.0
As a % of net sales	20.9%		28.8%	25.1%		28.4%
Net income	$36.3		$90.6	$115.9		$176.2
As a % of net sales	8.6%		18.2%	13.1%		18.2%

Net income for the second quarter of fiscal 2009 includes a charge of $28.1 million for severance and restructuring expenses related to the workforce reduction announced in November 2008 (See Note 5 to the Condensed Consolidated Financial Statements) and other operating income of $0.1 million (See Note 3 to the Condensed Consolidated Statements). In addition to these amounts, net income for the first six months of fiscal 2009 includes an additional $1.1 million for severance and restructuring expenses related to the factory modernization effort and workforce reduction announced in fiscal 2008 (See Note 5 to the Condensed Consolidated Financial Statements) and an additional $0.1 million of other operating income (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the second quarter of fiscal 2008 included other operating expenses, net of $2.7 million (See Note 3 to the Condensed Consolidated Financial Statements). In addition to this amount, net income for the first six months of fiscal 2008 included a recovery of $1.5 million arising from the release of a restructuring-related accrual and other operating income of $3.1 million (See Note 3 to the Condensed Consolidated Financial Statements). All of the charges and credits described above are pretax amounts.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense under SFAS No. 123R, which totaled $16.1 million in the second quarter of fiscal 2009 compared to $27.6 million in the second quarter of fiscal 2008. In the first six months of fiscal 2009, share-based compensation expense was $35.5 million compared to $47.6 million in the first six months of fiscal 2008. Our overall share-based compensation decreased in fiscal 2009 compared to fiscal 2008 primarily due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that was determined based on using historical volatility. For further information and a description of our share-based compensation plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. See also Note 1 and Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q for discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense for the second quarter and first six months of fiscal 2009 and 2008.

Net Sales

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 23, 2008	% Change	Nov. 25, 2007	Nov. 23, 2008	% Change	Nov. 25, 2007

Analog segment	$414.2	(14.7%)	$485.8	$870.1	(8.0%)	$945.5
As a % of net sales	98.2%		97.4%	98.1%		97.4%
All others	$7.4	(43.9%)	$13.2	$17.1	(31.6%)	$25.0
As a % of net sales	1.8%		2.6%	1.9%		2.6%
Total net sales	$421.6		$499.0	$887.2		$970.5
	100.0%		100.0%	100.0%		100.0%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 25, 2008.

Analog segment sales were lower in the second quarter and first six months of fiscal 2009 compared to the corresponding periods of fiscal 2008 due to lower overall demand from customers, particularly from customers in the wireless handset market. We also experienced a decline in new orders from our distributors, who service a number of customers across a broad range of industries and markets. Unit shipments in our Analog segment decreased 20 percent in the second quarter and 12 percent in the first six months of fiscal 2009 compared to the volume shipped in the second quarter and first six months of fiscal 2008. Blended-average selling prices increased 7 percent in the second quarter and 5 percent in the first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value products.

Within the Analog segment, net sales from our power management and data conversion business units decreased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 by 16 percent and 8 percent, respectively, and they decreased in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 by 7 percent and 6 percent, respectively. Net sales from the amplifiers business units also decreased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008, where sales of audio amplifier products decreased 33 percent and sales of operational amplifier products decreased 11 percent. The net sales from the amplifiers business units in the first six months of fiscal 2009 compared to the first six months of fiscal 2008 also decreased, where sales of audio amplifier products decreased 29 percent and sales of operational amplifier products decreased 6 percent. Net sales from the interface business unit were slightly higher in the first six months of fiscal 2009 compared to the first six months of fiscal 2008, but were slightly lower in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.

For other operating business units included in the category described as “All Others,” the decrease in sales in the second quarter and in the first six months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to declining sales from non-analog business units that are not part of our core focus. The sales from these non-analog business units are generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 23, 2008	% Change	Nov. 25, 2007	Nov. 23, 2008	% Change	Nov. 25, 2007

Net Sales	$421.6	(15.5%)	$499.0	$887.2	(8.6%)	$970.5
Cost of sales	144.2	(18.9%)	177.8	302.6	(14.1%)	352.4
Gross margin	$277.4		$321.2	$584.6		$618.1
As a % of net sales	65.8%		64.4%	65.9%		63.7%

We achieved higher gross margin percentages in the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008 despite the decline in net sales in fiscal 2009 compared to fiscal 2008. The higher gross margin percentage was due to improved product mix of higher-margin analog products combined with improvements in manufacturing efficiencies and slightly higher factory utilization. As part of that product mix improvement, our blended-average analog selling prices in fiscal 2009 were higher compared to fiscal 2008. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 68 percent for the first six months of fiscal 2009 compared to 65 percent for the first six months of fiscal 2008. Gross margin includes stock-based compensation expense of $4.0 million in the second quarter and $7.9 million in the first six months of fiscal 2009 compared to fiscal 2008 which was $5.5 million in the second quarter and $10.4 million in the first six months.

Research and Development

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 23, 2008	% Change	Nov. 25, 2007	Nov. 23, 2008	% Change	Nov. 25, 2007

Research and development	$91.6	(0.3%)	$91.9	$181.2	(2.4%)	$185.7
As a % of net sales	21.7%		18.4%	20.4%		19.1%

The decrease in research and development expenses for the second quarter and first six months of fiscal 2009 compared to the corresponding periods of fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in the second half of fiscal 2008, which was partially offset by increases due to higher annual payroll and employee benefit expenses. Stock-based compensation expense included in R&D expense for fiscal 2009 was $6.4 million in the second quarter and $12.8 million in the first six months compared to fiscal 2008 which was $7.7 million in the second quarter and $14.7 million in the first six months. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion, and are focusing on being selective in R&D efforts. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and sensing and detection applications. We are directing efforts to develop new and different types of products to serve emerging markets that require or involve greater energy efficiency and, therefore, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 23, 2008	% Change	Nov. 25, 2007	Nov. 23, 2008	% Change	Nov. 25, 2007

Selling, general and administrative	$69.5	(16.1%)	$82.8	$151.3	(4.4%)	$158.3
As a % of net sales	16.5%		16.6%	17.1%		16.3%

Selling, general and administrative expenses in the second quarter and first six months of fiscal 2009 include credits of $12.3 million and $15.1 million, respectively, that represent a reduction in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets for the plan. See discussion of the corresponding losses on the employees’ investment assets described in the paragraph, “Other Non-Operating Expense, Net.” Excluding the effect of these credits, SG&A expenses in the second quarter of fiscal 2009 were slightly lower compared to the second quarter of fiscal 2008, while they were higher in the first six months of fiscal 2009 compared to the first six months of fiscal 2008. The decrease in the quarter-to-quarter comparison is primarily due to a decrease in share-based compensation expense which was offset by some higher annual payroll and employee benefit expenses. The increase in the year-over-year comparison reflects higher annual payroll and employee benefit expenses combined with higher legal expenses related to intellectual property matters which more than offset the decreases in share-based compensation expense. Share-based compensation expense for fiscal 2009 included in SG&A expenses was $5.7 million in the second quarter and $14.8 million in the first six months compared to fiscal 2008 which was $14.4 million in second quarter and $22.5 million in the first six months.

Interest Income

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Interest income	$3.8	$10.1	$7.6	$21.3

The decrease in interest income for the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008 is due to lower interest rates along with lower cash balances.

Interest Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Interest expense	$18.7	$23.7	$37.0	$43.3

The decrease in interest expense in the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Expense, Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Loss on investments	$(12.3)	$(0.6)	$(15.1)	$(1.7)
Charitable contribution	-	(0.2)	-	(0.2)
Total other non-operating expense, net	$(12.3)	$(0.8)	$(15.1)	$(1.9)

The components of other non-operating expense, net are primarily derived from activities related to investment assets. The loss on investments in fiscal 2009 reflects a decline in the market value of the investment assets held in a trust for the employee deferred compensation plan. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the periods include the credits pertaining to the corresponding liability. The loss on investments in fiscal 2008 reflects a decline in the market value of the investments assets described above, which was offset by a small gain from a non-marketable investment recognized in the second quarter of fiscal 2008.

Income Tax Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007	Nov. 23, 2008	Nov. 25, 2007

Income tax expense	$24.8	$38.8	$62.7	$75.9
Effective tax rate	40.6%	30.0%	35.1%	30.1%

The effective tax rate was higher for the second quarter and first six months of fiscal 2009 compared to the second quarter and first six months of fiscal 2008, primarily due to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by tax benefits associated with the recent reinstatement of the federal R&D tax credit.

Financial Market Risks

Although there has recently been significant deterioration and instability in the financial markets, the credit quality of our investment portfolio (classified as cash and cash equivalents) remains very high. Our investment portfolio is mainly comprised of debt instruments that are with A/A2 or better rated issuers, of which the majority is rated AA-/Aa2 or better. We limit our exposure to any one counterparty by diversifying our investments and continually evaluating each counterparty’s relative credit standing. As of November 23, 2008, the total credit exposure from most single counterparties did not exceed $30 million with the exception of AAA rated government-backed bonds and deposits. Our debt instruments also have very short average maturities that are generally less than a month and we have not encountered any delays or disruption in their redemptions or maturities nor have we experienced any losses in connection with our cash investments.

Since a portion of our long-term debt has floating interest rates, an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the LIBOR of one percentage point would result in a corresponding change in our interest expense of up to approximately $7 million annually. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

Liquidity and Capital Resources

	Six Months Ended
(In Millions)	Nov. 23, 2008	Nov. 25, 2007

Net cash provided by operating activities	$254.0	$310.1
Net cash used in investing activities	(55.0)	(44.0)
Net cash used in financing activities	(149.9)	(260.8)
Net change in cash and cash equivalents	$49.1	$5.3

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2009 and 2008 are described below:

During the first six months of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive impact from changes in working capital components. Changes in working capital that had a positive effect were mostly attributable to an increase in current and deferred income taxes that was offset by a decrease in other non-current liabilities. The decrease in other non-current liabilities reflects a contribution we made to one of our defined benefit pension plans. In the first six months of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive impact from changes in working capital components. Changes in working capital that had a positive effect were attributable to an increase in accounts payable and accrued expenses, an increase in current and deferred income taxes, and decreases in inventories and other current assets. This was partially offset by an increase in receivables and a decrease in other non-current liabilities.

The primary use of cash for investing activities in the first six months of fiscal 2009 was the purchase of property, plant and equipment of $55.1 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first six months of fiscal 2008 was the purchase of property, plant and equipment of $52.5 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.0 million.

The primary use of cash for financing activities in the first six months of fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $27.7 million for cash dividends and $31.4 million for principal payments on the bank term loan. These amounts were partially offset by cash proceeds of $33.5 million from the issuance of common stock under employee benefits plans. The primary use of cash for financing activities in the first six months of fiscal 2008 was for the repurchase of 61.4 million shares of our common stock for $1,780.1 million, which included the delivery of 50.8 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were purchased in the open market. We also used cash for financing activities for the payments of $21.3 million for cash dividends, $15.6 million on the bank term loan and $14.1 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1,489.4 million (net of issuance costs) that came from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering and a $500.0 million unsecured credit facility with a consortium of banks funded in fiscal 2008. Cash proceeds also included $76.3 million from the issuance of common stock under employee benefits plans. Financing activities in the first six months of fiscal 2008 also included an additional $1.5 billion of cash received from the unsecured bridge credit facility that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks.

On September 24, 2008, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 5, 2009 to shareholders of record at the close of business on December 15, 2008.

We foresee continuing cash outlays for plant and equipment in fiscal 2009, with our primary focus on new analog capabilities at our existing sites along with our efforts to convert a portion of our capacity from 150mm wafers to 200mm wafers. Currently, we anticipate that our fiscal 2009 capital expenditures will be lower than the fiscal 2008 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2009, as well as the dividends to be paid in January 2009, the authorized stock repurchase program, and principal and interest payments due on long-term debt.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, continual declines in overall economic conditions could lead to deterioration in the quality of customer receivables. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the continuing downturn in the financial markets. However, major declines in financial markets could possibly cause reductions in our cash equivalents and marketable investments in the future.

Under our unsecured term loan with a consortium of banks, we are required to comply with certain covenants, including the maintenance of certain financial ratios. As of November 23, 2008, we were in compliance with all covenants. In light of the uncertain economic environment that we currently are experiencing, there can be no assurance we will meet the requirements of certain financial ratios beyond the next fiscal quarter. However, we believe that we could take certain actions, if necessary, whereby we would be able to cure any potential covenant violation prior to its default. These actions are among those described under “Risk Factors Related to Our Debt” appearing in Part II of Form 10-Q “Item 1A: Risk Factors.”

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

Outlook

During the second quarter of fiscal 2009, we experienced a sharp decline in new orders due to the weakening economic environment exacerbated by the recent instability of the financial markets. Our sales in the second quarter of fiscal 2009 were down 9.5 percent from the previous first quarter and down 15.5 percent compared to the second quarter of fiscal 2008.

Although the level of new orders was reasonably in line with expectations in early September, they declined significantly for the remainder of the second quarter of fiscal 2009 as our customers, as well as our distributors became more cautious and made downward adjustments to what they planned to build for the holiday season. We also experienced a significant decrease in the amount of turns orders we received. Turns orders represent orders received with delivery requested in the same quarter. The decline was most significant for customers in the wireless handset market. As a result of this lower order activity, our opening backlog as we entered the third quarter of fiscal 2009 was down significantly from where it was when we began the second quarter of fiscal 2009. In addition, since our fiscal year ends on the last Sunday of May, fiscal 2009 is a 53-week year and our third fiscal quarter includes 14 weeks instead of the normal 13 weeks.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the third quarter of fiscal 2009 to decrease approximately 30 percent sequentially from the level achieved in the second quarter of fiscal 2009. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. As a result of the lower net sales outlook, we plan to reduce our manufacturing activity significantly by lowering our wafer fabrication utilization rate to below 40 percent in the third quarter of fiscal 2009. We also anticipate that our gross margin percentage will decrease to approximately 54 or 55 percent based on the projected sales level. This includes approximately $5 million of share-based compensation expense that is expected to be in cost of sales. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be further decreased.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 25, 2008 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. Except as discussed under the subheading “Financial Market Risks” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 29of this Form 10-Q, there have been no material changes in market risk from the information reported in these sections.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. In designing and evaluating our disclosure controls and procedures, we recognize that management necessarily is required to apply its judgment in evaluating controls and procedures. Since we have investments in certain unconsolidated entities which we do not control or manage, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain for our consolidated subsidiaries.

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings containing financial statements. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-Q and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-Q and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2009, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other

1.      In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Exchange Act and the rules issued under that Act by the SEC. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court on whether it should apply the SEC rule amendments to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals on March 24, 2008. On October 1, 2008, the Court of Appeals upheld the District Courts ruling. Plaintiff appealed for a rehearing en banc, which appeal was denied. We do not know if plaintiff will appeal further but we intend to continue to contest the case through all available means.

2.      In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion order preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys’ fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions and two parties have settled with LSI. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. A hearing on the merits is set for the ITC action in July 2009 with the Administrative Law Judge’s Initial Determination on the merits due September 21, 2009, and the ITC’s Final Decision on the merits due January 21, 2010. The LSI patent-in-suit expires July 13, 2010. Discovery in the ITC investigation is on-going. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. In September 2008, we amended our complaint to add assertion of infringement by LSI of three additional National patents and adding Best Buy as a defendant for infringement of one of the patents. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, LSI moved to add counterclaims of infringement by National of four LSI patents. The Delaware Court has not yet set a schedule for the Delaware case. It is too early in the proceeding for us to make any estimate of a probable outcome and range of potential loss. We intend to contest all actions through all available means.

3.      In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. We have filed an answer to the complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. It is too early in the proceeding for us to make any estimate of a probable outcome and range of potential loss. We intend to contest the case through all available means.

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

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

Significant deterioration in the global business environment has reduced demand for our products and our business may be adversely affected.

We have seen significant reductions in new order rates as a result of the weakened global business environment. As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers or vendors may experience serious cash flow problems and as a result, may modify, delay or cancel plans to purchase our products and vendors may significantly and quickly increase their prices or reduce their output. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may be adversely affected.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market is a significant source of our overall sales. The recent global economic difficulties have resulted in substantially lower sales of handsets. Prolonged or continuing reductions in handset sales will adversely impact our revenues and profitability. We continue to develop new products to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, we cannot guarantee you that we will continue to be successful in this market. Although the worldwide handset market is large, growth trends and other variables are often uncertain and difficult to predict and, as noted, shipments have declined recently as a result of the global economic difficulties. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand have adversely affected our business and operating results.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with potentially short product life cycles, characterized by significant and rapid increases and decreases in product demand. Substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry, which amplify the effect of this cyclicality although less capital investment is needed for analog products than for many other semiconductor products. As a result of this environment, we may experience periodic fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, may also have a significant impact on our operating results. As a result of these and other factors, our financial results could fluctuate significantly from period to period.

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

During the first six months of fiscal 2009, approximately 78 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in the future. We have manufacturing facilities outside the United States in the United Kingdom, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

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

We have a significant assembly and test facilities in Suzhou, China and Melaka, Malaysia. Our operations in China and Malaysia are subject to the economic and political situation in each location. We may be adversely affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China and Malaysia are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that new, stricter regulations will be imposed or interpretations of existing regulations will be changed, each of which could require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. A significant destabilization of relations between the United States and either China or Malaysia could result in restrictions or prohibitions on our operations in that country. With respect to China, the Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among Chinese regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the second quarter or first six months of fiscal 2009, we have had difficulties in the past and could experience them in the future.

A substantial portion of our sales are made to distributors and the termination of the relationship with one or more distributors could result in a negative impact on our business.

In the first six months of fiscal 2009, our distributors accounted for approximately 52 percent of our sales, with two of our distributors accounting for 27 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell National products or the termination of one or more distributors may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 12 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Our increased leverage may harm our financial condition and results of operations.

Our total liabilities at the end of the second quarter of fiscal 2009 were $1.9 billion. Of total liabilities, $1.4 billion was long term debt incurred in connection with the accelerated stock repurchase program announced in June 2007. See Note 9 to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended May 25, 2008 for more information on the debt incurred in connection with the accelerated stock repurchase program. The debt and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, under our unsecured term loan with a consortium of banks, we are required to comply with certain covenants, including the maintenance of certain financial ratios. If we are unable to generate sufficient cash flow from operations in the future to service our debt or maintain compliance with the covenants of our unsecured term loan, we may take certain actions which require us to, among other things:

•	seek additional financing in the debt or equity markets;
•	refinance, retire or restructure all or a portion of our indebtedness;
•	sell selected assets;
•	reduce or delay planned capital expenditures; or
•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all.

Difficulties in the credit markets may limit our ability to refinance our debt as it becomes due.

As a result of the recent difficulties in the credit markets and limited availability of credit, we can not assure you that we will be able to refinance our debt as it becomes due. Due to recent market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of issuers.

Increases in interest rates could adversely affect our financial condition.

Increases in prevailing interest rates have an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually remained stable during the second quarter and the first six months of fiscal 2009, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the second quarter of fiscal 2009 covered by this report, we did not make any unregistered sales of our securities.

(b)	The following table summarizes purchases we made of our common stock during the second quarter of fiscal 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 August 25, 2008 - September 24, 2008	1,204,678	$18.05	1,150,300	$130 million
Month # 2 September 25, 2008 - October 24, 2008	160,893	$17.09	150,000	$127 million
Month # 3 October 25, 2008 - November 23, 2008	4,194	$14.10	-	$127 million
Total	1,369,765		1,300,300

(1) Includes 3,299 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 66,166 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) Purchases were made under the $500 million stock repurchase program announced in June 2007. Shares were repurchased in the open market. As of November 23, 2008, $127 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion and there is no expiration date for this repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual stockholders meeting was held on September 25, 2008.

(b)	The following directors were elected at the meeting:

Director	For	Against	Abstain
Brian L. Halla	194,200,512	5,213,357	1,848,173
Steven R. Appleton	196,169,860	3,130,059	1,962,123
Gary P. Arnold	194,683,434	4,634,486	1,944,122
Richard J. Danzig	195,935,186	3,430,198	1,896,658
John T. Dickson	195,816,894	3,451,240	1,993,908
Robert J. Frankenberg	195,733,696	3,570,124	1,958,222
Modesto A. Maidique	194,424,538	4,898,331	1,939,173
Edward R. McCracken	194,052,676	5,320,523	1,888,843

(c)	The following matter was also voted on at the meeting: proposal to ratify the appointment of KPMG LLP as the auditors of the Company:

For: 197,792,439	Against: 1,764,239	Abstain: 1,705,364

ITEM 5. OTHER INFORMATION

(a)

Subsequent to the filing of our Current Report on Form 8-K on December 8, 2008 that included our news release in which we furnished our unaudited financial results for the quarter ended November 23, 2008, information became available to us that required us to reduce an estimate for a current liability account balance by $3.7 million as of November 23, 2008 and to make certain related income statement adjustments in this Quarterly Report on Form 10-Q. We have made an adjustment to reduce cost of sales by $0.7 million, R&D expenses by $1.9 million and SG&A expenses by $1.1 million. The effect on income tax expense was an increase of $1.3 million. As a result, net income increased by $2.4 million for the second quarter and first six months of fiscal 2009 from the amounts included in the December 8, 2008 news release. Both basic and diluted earnings per share for the second quarter of fiscal 2009 increased to $0.16 per share. Basic and diluted earnings per share for first six months of fiscal 2009 increased to $0.51 and $0.49 per share, respectively.

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

3.2	By-Laws of the Company, as amended effective April 16, 2008 (incorporated by reference from the Exhibits to our Form 8-K dated April 16, 2008 filed April 18, 2008).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
10.1	Management Contract or Compensatory Plan or Agreement: Retention arrangements with executive officers (incorporated by reference from our Form 8-K dated November 25, 2008 that describes the plan).
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: December 30, 2008	/s/ Jamie E. Samath

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: December 30, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: December 30, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 23, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 30, 2008	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 23, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 30, 2008	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer