Form 10-Q
period 2009-03-01
NATIONAL SEMICONDUCTOR CORP
filed 2009-04-08
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 1, 2009.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State or other jurisdiction of incorporation or organization)	95-2095071 (I.R.S. Employer Identification No.)
2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090 SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95052-8090 (Zip Code)
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

Large Accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at March 1, 2009
Common stock, par value $0.50 per share	229,615,290

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008
	(Unaudited)		(Unaudited)
Net sales	$292.4	$453.4	$1,179.6	$1,423.9
Cost of sales	124.3	161.7	426.9	514.1
Gross margin	168.1	291.7	752.7	909.8

Research and development	72.9	87.1	254.1	272.8
Selling, general and administrative	66.5	77.4	217.8	235.7
Severance and restructuring (recovery) expenses	(1.4)	19.6	27.8	18.1
Other operating (income) expense, net	(0.2)	0.4	(0.4)	-
Operating expenses, net	137.8	184.5	499.3	526.6

Operating income	30.3	107.2	253.4	383.2
Interest income	2.0	7.7	9.6	29.0
Interest expense	(18.7)	(22.6)	(55.7)	(65.9)
Other non-operating income (expense), net	1.0	(5.4)	(14.1)	(7.3)

Income before taxes	14.6	86.9	193.2	339.0
Income tax (benefit) expense	(6.5)	14.0	56.2	89.9
Net income	$21.1	$72.9	$137.0	$249.1

Earnings per share:
Basic	$0.09	$0.30	$0.60	$0.96
Diluted	$0.09	$0.29	$0.58	$0.92

Weighted-average common and potential common shares outstanding:
Basic	228.4	245.4	228.7	258.2
Diluted	231.3	255.5	235.5	270.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Mar. 1, 2009	May 25, 2008
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$777.1	$736.8
Receivables, less allowances of $20.3 in fiscal 2009 and $25.4 in fiscal 2008	82.6	137.3
Inventories	149.6	148.6
Deferred tax assets	82.6	82.9
Other current assets	44.1	66.0
Total current assets	1,136.0	1,171.6

Property, plant and equipment, net	542.0	557.3
Goodwill	60.5	60.5
Deferred tax assets, net	273.4	247.5
Other assets	101.5	112.2
Total assets	$2,113.4	$2,149.1

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$187.5	$62.5
Accounts payable	47.6	53.5
Accrued expenses	119.9	180.3
Income taxes payable	33.4	12.3
Total current liabilities	388.4	308.6

Long-term debt, net of current portion	1,244.4	1,414.8
Long-term income taxes payable	158.8	143.4
Other non-current liabilities	69.1	85.4
Total liabilities	1,860.7	1,952.2

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value
Authorized 850,000,000 shares. Issued and outstanding
229,615,290 in fiscal 2009 and 232,587,464 in fiscal 2008	114.8	116.3
Additional paid-in-capital	25.7	-
Retained earnings	199.5	167.4
Accumulated other comprehensive loss	(87.3)	(86.8)
Total shareholders’ equity	252.7	196.9
Total liabilities and shareholders’ equity	$2,113.4	$2,149.1

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008
Cash flows from operating activities:	(Unaudited)
Net income	$137.0	$249.1
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	92.0	99.7
Share-based compensation	53.8	70.0
Excess tax benefit from share-based payment arrangements	(4.4)	(13.8)
Tax benefit associated with stock options	6.8	23.5
Loss on investments	14.1	7.1
Loss (gain) on disposal of equipment	0.3	(0.2)
Non-cash restructuring (recovery) expenses	(2.1)	4.5
Other, net	1.9	2.3
Changes in certain assets and liabilities, net:
Receivables	52.2	(3.0)
Inventories	(1.2)	29.8
Other current assets	0.5	21.5
Accounts payable and accrued expenses	(56.1)	35.8
Current and deferred income taxes	30.3	20.2
Other non-current liabilities	(32.9)	(28.4)
Net cash provided by operating activities	292.2	518.1
Cash flows from investing activities:
Purchase of property, plant and equipment	(75.7)	(79.3)
Proceeds from sale of property, plant and equipment	1.0	16.5
Proceeds from sale of investments	-	0.2
Funding of benefit plan	(6.2)	(4.7)
Redemption and net realized losses (gains) of benefit plan	10.4	(0.8)
Other, net	0.7	(1.9)
Net cash used in investing activities	(69.8)	(70.0)
Cash flows from financing activities:
Proceeds from unsecured senior notes, net of issuance costs	-	992.9
Proceeds from bank borrowings, net of issuance costs	-	1,996.5
Repayment of bank borrowing	(47.0)	(1,531.2)
Payment on software license obligations	-	(8.7)
Excess tax benefit from share-based payment arrangements	4.4	13.8
Minimum tax withholding paid on behalf of employees for net share settlements	(0.2)	(14.2)
Proceeds from issuance of common stock	35.1	81.2
Purchase and retirement of treasury stock	(128.4)	(1,899.8)
Cash dividends declared and paid	(46.0)	(36.2)
Net cash used in financing activities	(182.1)	(405.7)
Net change in cash and cash equivalents	40.3	42.4
Cash and cash equivalents at beginning of period	736.8	828.6
Cash and cash equivalents at end of period	$777.1	$871.0
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

Since our fiscal year ends on the last Sunday of May, fiscal 2009 is a 53-week year and the third quarter of fiscal 2009 includes 14 weeks instead of the normal 13 weeks.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Numerator:
Net income	$21.1	$72.9	$137.0	$249.1

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	228.4	245.4	228.7	258.2

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	2.9	10.1	6.8	12.1

Weighted-average common and potential common shares outstanding used for diluted earnings per share	231.3	255.5	235.5	270.3

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	52.0	25.6	41.4	22.8

Weighted-average exercise price	$21.15	$26.94	$23.48	$27.29

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the third quarter and first nine months of fiscal 2009 and 2008, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at March 1, 2009 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-Based Compensation

Share-based compensation expense included in operating results for fiscal 2009 and 2008 is presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Cost of sales:
Gross compensation	$4.2	$5.0	$12.3	$15.8
Capitalized in inventory during the period	(3.1)	(4.1)	(10.4)	(12.7)
Realized from inventory during the period	3.5	4.3	10.6	12.5
	4.6	5.2	12.5	15.6
Research and development	6.5	6.6	19.3	21.3
Selling, general and administrative	7.2	10.6	22.0	33.1
Total share-based compensation included
in income before taxes	18.3	22.4	53.8	70.0
Income tax benefit	(5.3)	(6.6)	(16.1)	(21.4)
Total share-based compensation, net of tax,
included in net income	$13.0	$15.8	$37.7	$48.6
Share-based compensation effects on
earnings per share:
Basic	$0.06	$0.06	$0.16	$0.19
Diluted	$0.06	$0.06	$0.16	$0.18

Share-based compensation capitalized
in ending inventory	$1.8	$2.5	$1.8	$2.5

Total gross share-based compensation	$17.9	$22.2	$53.6	$70.2

The fair value of share-based awards granted to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008
Stock Option Plans:
Expected life (in years)	3.8	4.0	3.7	4.1
Expected volatility	65%	38%	43%	33%
Risk-free interest rate	1.2%	2.6%	2.6%	4.6%
Dividend yield	2.5%	1.2%	1.3%	0.6%

Stock Purchase Plans:
Expected life (in years)	n/a	n/a	0.8	0.8
Expected volatility	n/a	n/a	38%	34%
Risk-free interest rate	n/a	n/a	1.2%	4.1%
Dividend yield	n/a	n/a	1.5%	0.7%

The fair value of cash awards in connection with the executive officer retention arrangements (See Note 10 to the Condensed Consolidated Financial Statements) was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008
Executive Officer Retention Awards:
Closing stock price	$10.90	n/a	$10.90	n/a
Expected life (in years)	2.0	n/a	2.0	n/a
Expected volatility	62%	n/a	62%	n/a
Risk-free interest rate	1.0%	n/a	1.0%	n/a
Dividend yield	2.4%	n/a	2.4%	n/a

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officers retention arrangement are near-the-money and at the closing price of our common stock on the last day of the quarter and have terms of two years. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2009 was $4.57 and $5.96 per share, respectively. The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2008 was $5.54 and $8.53 per share, respectively. There were no rights granted under the stock purchase plan in the third quarter of fiscal 2009 and 2008. The weighted-average fair value of rights granted under the stock purchase plan was $4.72 per share for the first nine months of fiscal 2009 and $7.40 per share for the first nine months of fiscal 2008.

Note 2. Fair Value Measurements

At the beginning of fiscal 2009, we adopted SFAS No. 157, “Fair Value,” except as it applies to those non-financial assets and non-financial liabilities for which FASB Staff Position No. FAS 157-2 has delayed the effective date of adoption until the beginning of our fiscal 2010. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The adoption of SFAS No. 157 in fiscal 2009 had no significant effect on either our financial position or results of operations since it did not result in a significant change in our calculation of fair value for affected assets and liabilities. We are currently evaluating the effect of SFAS No. 157 on our consolidated financial statements as it relates to non-financial assets and non-financial liabilities. We have not yet determined whether it will result in a change to our fair value measurements for those non-financial assets and liabilities.

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

As of March 1, 2009, assets and liabilities measured at fair value on a recurring basis include only the following level 1 assets and liabilities:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Assets:
Institutional money-market funds	$382.8
Investment funds – Deferred compensation plan assets	35.5
Total assets measured at fair value	$418.3

Liabilities:
Deferred compensation plan liability	$35.5
Total liabilities measured at fair value	$35.5

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of the corresponding deferred compensation plan liability. We continued to make investments in commercial paper during the third quarter of fiscal 2009. However, all of our investments in commercial paper matured prior to March 1, 2009.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Mar. 1, 2009	May 25, 2008
Receivable allowances:
Doubtful accounts	$1.1	$1.3
Returns and allowances	19.2	24.1
Total receivable allowances	$20.3	$25.4

Inventories:
Raw materials	$7.0	$8.9
Work in process	93.2	93.7
Finished goods	49.4	46.0
Total inventories	$149.6	$148.6

Property, plant and equipment:
Total property, plant and equipment	$2,639.0	$2,626.5
Less accumulated depreciation and amortization	(2,097.0)	(2,069.2)
Total property, plant and equipment, net	$542.0	$557.3

Other assets:
Deposits	$8.4	$16.1
Debt issuance costs	9.0	8.7
Income tax receivable	32.3	20.0
Deferred compensation plan assets	35.5	53.7
Other	16.3	13.7
Total other assets	$101.5	$112.2

Accrued expenses:
Payroll and employee related	$60.3	$100.5
Severance and restructuring expenses	15.0	15.3
Accrued interest payable	12.9	25.4
Other	31.7	39.1
Total accrued expenses	$119.9	$180.3

Other non-current liabilities:
Accrued pension cost	$10.3	$13.9
Deferred compensation plan liability	35.5	53.7
Other	23.3	17.8
Total other non-current liabilities	$69.1	$85.4

Accumulated other comprehensive loss:
Defined benefit pension plans	$(86.8)	$(86.8)
Other	(0.5)	-
Total accumulated other comprehensive loss	$(87.3)	$(86.8)

Condensed consolidated statements of income:

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008
Other operating (income) expense, net:
Net intellectual property income	$(0.2)	$(0.1)	$ (0.4)	$(0.2)
Gain on sale of manufacturing plant assets	-	-	-	(3.1)
Litigation settlement	-	-	-	3.3
Other	-	0.5	-	-
Total other operating (income) expense, net	$(0.2)	$0.4	$ (0.4)	$-

Other non-operating income (expense), net:
Gain (loss) on investments:
Trading securities:
Change in net unrealized holding losses	$1.0	$(5.4)	$ (14.1)	$(7.3)
Non-marketable investments:
Gain from sale	-	-	-	0.2
Total gain (loss) on investments	1.0	(5.4)	(14.1)	(7.1)
Charitable contribution	-	-	-	(0.2)
Total other non-operating income (expense), net	$1.0	$(5.4)	$ (14.1)	$(7.3)

Note 4. Statements of Cash Flows Information

	Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$66.5	$48.6
Income taxes	$21.6	$55.5

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of software under license obligations, net	$3.3	$-
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$0.3	$14.2

Note 5. Cost Reduction and Restructuring Programs

We recorded a net recovery of $1.4 million for severance and restructuring expenses in the third quarter of fiscal 2009. This amount includes a $1.2 million adjustment to reduce accrued severance expenses related to the workforce reduction announced in the second quarter of fiscal 2009 upon finalizing severance packages with certain terminated employees in foreign locations. We also released an additional $0.2 million of accrued severance expenses that were no longer required due to the completion of activities related to prior cost reduction actions.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the third quarter of fiscal 2009:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 second quarter workforce reduction:
Severance	$(1.5)	$0.3	$(1.2)
Manufacturing restructure:
Release of reserves:
Severance	-	(0.2)	(0.2)
Total severance and restructuring (recovery) expenses, net	$(1.5)	$0.1	$(1.4)

During the second quarter of fiscal 2009, we responded to the uncertain business climate by announcing a global workforce reduction that eliminated approximately 330 positions. These positions were primarily in non-manufacturing functions in our product line, marketing and sales, and general administrative operations. In addition to the workforce reduction, we plan to eliminate certain design centers located in the United States. The closure of related facilities is expected to be completed before the end of fiscal 2009. We expect to incur a total charge of approximately $28 million in connection with this action, of which approximately $12 million will be reported under the Analog segment. Of the estimated total of $28 million, $26.6 million was recorded in the first nine months of fiscal 2009, which includes $26.5 million for severance and $0.1 million for the impairment of test equipment. A majority of the affected employees, who were mostly located in the United States, departed before the end of the second quarter of fiscal 2009. A portion of the affected employees located in non-U.S. sites are not expected to depart until the fourth quarter of fiscal 2009. Severance amounts are generally paid 30 to 60 days after the employee’s actual departure date.

During the first nine months of fiscal 2009, we completed activities related to the plan announced in January 2008 to modernize our facilities and rationalize our capacity. As a result, we recorded charges of $2.1 million in the first nine months of fiscal 2009 for other exit-related costs incurred in connection with dismantling and removing equipment. The charges were partially offset by gains of $0.5 million in the first nine months of fiscal 2009 attributable to the subsequent sale of some of the equipment that had been previously written down and a $0.2 million release of accrued severance expenses in the first nine months of fiscal 2009 that were no longer required due to completion of activities.

As part of the action related to the workforce reduction announced in April 2008, we decided to close certain facilities primarily used as design centers. We recorded a $0.1 million charge in the first nine months of fiscal 2009 upon vacating a leased facility located in Southern California. In addition, we released $0.2 million of severance accruals in the first nine months of fiscal 2009 after we finalized severance packages with certain terminated employees in foreign locations.

In addition to the net charges described above, we also reversed a liability by $0.1 million in the first nine months of fiscal 2009 for the release of other exit-related cost accruals no longer required upon completion of activities related to prior cost reduction actions.

The following table provides further detail of amounts reported as severance and restructuring expenses, net on the condensed consolidated income statement for the first nine months of fiscal 2009:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 second quarter workforce reduction:
Severance	$10.4	$16.1	$26.5
Impairment of equipment	-	0.1	0.1
	10.4	16.2	26.6
Fiscal 2008 fourth quarter workforce reduction:
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	(0.2)	0.1	(0.1)
Manufacturing restructure:
Other exit-related costs	-	2.1	2.1
Gain from disposal of equipment	-	(0.5)	(0.5)
Release of reserves:
Severance	-	(0.2)	(0.2)
	-	1.4	1.4
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$10.2	$17.6	$27.8

Since certain of the above expenses were incurred in connection with actions originally announced in fiscal 2008, the following table presents a summary of total cumulative charges (including the charges incurred in fiscal 2008) through March 1, 2009 for those actions, as well as the fiscal 2009 action taken in the second quarter:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2009 actions:
Second quarter workforce reduction:
Severance	$10.4	$16.1	$26.5
Impairment of equipment	-	0.1	0.1
	10.4	16.2	26.6
Fiscal 2008 actions:
Fourth quarter workforce reduction:
Severance	6.5	3.1	9.6
Other exit-related costs	-	0.1	0.1
Release of reserves:
Severance	(0.2)	-	(0.2)
	6.3	3.2	9.5
Manufacturing restructure:
Severance	-	13.2	13.2
Other exit-related costs	-	5.3	5.3
Impairment of equipment	-	4.5	4.5
Gain from disposal of equipment	-	(2.3)	(2.3)
Release of reserves:
Severance	-	(0.2)	(0.2)
	-	20.5	20.5
Total cumulative severance and restructuring expenses, net	$16.7	$39.9	$56.6

The following table provides a summary of the activities through the first nine months of fiscal 2009 related to our cost reduction and restructuring actions included in accrued expenses:

	Fiscal 2009 Workforce Reduction	Cost Reduction and Restructuring Actions In Prior Years
(In Millions)	Severance	Severance	Other Exit- Related Costs	Total

Balance at May 25, 2008		$14.5	$0.8	$15.3
Severance and restructuring expenses	$26.5	-	2.2	28.7
Cash payments	(12.4)	(12.7)	(2.7)	(27.8)
Release of residual reserves	-	(0.4)	(0.1)	(0.5)
Exchange rate adjustment	(0.7)	-	-	(0.7)
Balance at March 1, 2009	$13.4	$1.4	$0.2	$15.0

During the first nine months of fiscal 2009, we paid severance to 465 employees in connection with the workforce reductions announced in fiscal 2009 and 2008, as well as the manufacturing action announced in fiscal 2008. The balance at March 1, 2009 represents activities yet to be completed related to these actions. We expect to complete most of the remaining severance payments for both the fiscal 2009 (second quarter) and 2008 workforce reductions by the end of the fiscal year. As of March 1, 2009, all of the accrued balance was classified as current.

In March 2009 after the end of our third fiscal quarter, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in areas such as product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees are expected to depart before the end of the fourth quarter of fiscal 2009. In addition, we announced that we intend to further reduce headcount by approximately 875 over the next 12-24 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. As a result of these actions, we expect to incur total charges of approximately $160 million to $180 million, primarily for severance, asset disposals and other exit-related costs, of which $130 million to $145 million are estimated to be recorded in the fourth quarter of fiscal 2009. Severance costs will primarily be incurred in the fourth quarter of fiscal 2009 and will be approximately $65 million to $70 million; substantially all of these severance costs will consist of cash expenditures. Non-cash charges related to asset disposals are expected to be approximately $63 million to $70 million. Other exit-related costs represent charges associated with closure and transfer activities which are expected to be $32 million to $40 million. Substantially all of these other exit-related costs are expected to result in cash expenditures.

Note 6. Debt

In February 2009, we amended the credit agreement associated with our unsecured term loan with a consortium of banks. The amendment increases the interest rate to be, at our option, equal to either: (1) the London Interbank Offered Rate (LIBOR) plus an applicable margin of between 2.25 percent and 3.00 percent depending on our public debt ratings from Moody’s and S&P, or (2) an applicable margin of between 1.0 percent and 1.75 percent depending on our public debt ratings from Moody’s and S&P plus the greater of one of the following rates (a) the publicly-announced prime rate set by Bank of America and publicly announced as its prime rate, (b) the Federal Funds rate plus 0.50 percent or (c) LIBOR plus 1.25 percent. The amendment also reduces the minimum interest coverage ratio covenant beginning the first quarter of fiscal 2010 through the first quarter of fiscal 2011 and increases the maximum leverage ratio covenant beginning the third quarter of fiscal 2009 through the first quarter of fiscal 2011. These modifications should enable us to comply with these financial covenants. The amendment also clarifies the definition of consolidated adjusted EBITDA to allow further exclusion of certain restructuring expenses for purposes of such covenant calculations. In addition, we were required to make a prepayment of $125.0 million. This was paid on March 6, 2009 and reduced the amount of each of the last four installments due under the loan to $31.3 million from $62.5 million.

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2008. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of March 1, 2009, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2009.

Note 7. Income Taxes

We recorded an income tax benefit of $6.5 million in the third quarter of fiscal 2009 which included tax benefits of $10.6 million related to the reversal of a valuation allowance for capital loss carryovers associated with shares of stock we owned in a privately-held company which was liquidated when it was merged with another company in November 2008. We received no proceeds from the merger transaction. Since this event occurred in the second quarter of fiscal 2009, the tax benefit we recorded in the third quarter of fiscal 2009 was considered to be an out-of-period correction that would have reduced income tax expense by approximately $10 million had it been recorded in the second quarter and first six months of fiscal 2009. However, we concluded that the income tax expense impacts in the periods affected were immaterial to the respective period’s operating results. The fiscal 2009 third quarter tax benefit also includes tax benefits of $2.2 million related to certain discrete items. These tax benefits more than offset income tax expense for the third quarter of fiscal 2009.

For the first nine months of fiscal 2009, we recorded income tax expense of $56.2 million which included the write down in the second quarter of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by the tax benefits associated with the recent reinstatement of the federal R&D tax credit, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold and was recorded as an unrecognized tax benefit. As of March 1, 2009, our total deferred tax assets were $356.0 million and long-term income taxes payable was $158.8 million. For fiscal 2008, we recorded income tax expense of $14.0 million in the third quarter and $89.9 million in the first nine months.

Note 8. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Service cost of benefits earned during the period	$0.7	$1.2	$2.6	$4.0
Plan participant contributions	(0.1)	(0.3)	(0.6)	(0.9)
Interest cost on projected benefit obligation	3.5	3.9	11.7	12.9
Expected return on plan assets	(3.9)	(4.8)	(13.1)	(16.0)
Net amortization and deferral	0.7	1.3	2.4	4.5
Net periodic pension cost	$0.9	$1.3	$3.0	$4.5

Total contributions that we paid to these plans during fiscal 2009 were $0.4 million in the third quarter and $11.4 million in the first nine months, which included a $10.0 million voluntary contribution to one of our international defined benefit pension plans. Total contributions that we paid to these plans during fiscal 2008 were $0.6 million in the third quarter and $28.3 million in the first nine months which included a $26.2 million contribution to establish a trust fund related to another one of our international defined benefit pension plans. We currently expect our total fiscal 2009 contribution to these plans to be approximately $15 million.

Note 9. Shareholders’ Equity

Stock Repurchase Program

There were no repurchases of our common stock during the third quarter of fiscal 2009. In the first nine months of fiscal 2009, we repurchased a total of 6.2 million shares of our common stock for $128.4 million as part of the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market and have been cancelled as of March 1, 2009.

The following table provides a summary of the activity under our approved stock repurchase program and the related amount remaining that is available for future common stock repurchases:

Stock Repurchase Program
(In Millions)	June 2007
Balance at May 25, 2008	$255.8
Common stock repurchases	(128.4)
Balance at March 1, 2009	$127.4

There is no expiration date for the current repurchase program.

Dividends

We paid cash dividends of $18.3 million ($0.08 per outstanding share of common stock) in the third quarter of fiscal 2009 and a total of $46.0 million in the first nine months of fiscal 2009. We paid cash dividends of $14.9 million ($0.06 per outstanding share of common stock) in the third quarter of fiscal 2008 and a total of $36.2 million in the first nine months of fiscal 2008. On March 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 14, 2009 to shareholders of record at the close of business on March 23, 2009.

Note 10. Share-Based Compensation Plans

Stock Option Plans

The following table summarizes the activity of common stock shares related to our stock option plans (excluding the director stock option plan, under which new options can no longer be granted) during the first nine months of fiscal 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 25, 2008	54.5	$19.76
Granted	7.0	$19.18
Exercised	(2.2)	$10.14
Forfeited	(1.5)	$24.04
Expired	(1.4)	$24.90
Outstanding at March 1, 2009	56.4	$19.83

The total intrinsic value of options exercised in fiscal 2009 was $1.0 million in the third quarter and $22.9 million in the first nine months. The total intrinsic value of options exercised in fiscal 2008 was $4.3 million in the third quarter and $71.2 million in the first nine months. Total unrecognized compensation cost related to stock option grants not yet vested as of March 1, 2009 was $66.7million, which is expected to be recognized over a weighted-average period of 2.6years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at March 1, 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)
Fully vested and
expected to vest	55.0	$19.76	$19.2	2.6

Currently exercisable	44.1	$19.18	$19.2	2.1

Other Share-Based Plans

The following table provides a summary of activity during the first nine months of fiscal 2009 for non-vested restricted shares and restricted stock units (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 25, 2008	475.4	$23.21
Granted/Issued	629.8	$11.57
Vested	(68.9)	$21.20
Forfeited	(22.9)	$22.71
Outstanding at March 1, 2009	1,013.4	$16.12

The total fair value of shares vested in fiscal 2009 was $0.2 million in the third quarter and $1.1 million in the first nine months. The total fair value of shares vested in fiscal 2008 was $0.1 million in the third quarter and $1.6 million in the first nine months. Total unrecognized compensation cost related to shares granted that have not vested as of March 1, 2009 was $10.4 million, which is expected to be recognized over a weighted-average period of 3.4 years.

Under the director stock plan, we issued a total of 90,716 shares of common stock to our directors in the first nine months of fiscal 2009. Total unrecognized compensation cost as of March 1, 2009 related to non-vested awards granted under this plan was $0.4 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Under the Executive Officer Equity Plan (EOEP), options for 527,500 shares of common stock were granted to executive officers in the first nine months of fiscal 2009; these shares are included in the amounts presented in the table above that summarizes stock option activity. With respect to performance share units under the EOEP, no shares were issued in July 2008 upon completion of the second two-year performance period because minimum performance thresholds were not achieved. Targets for a third two-year performance period, which is still in progress, were established in the first quarter of fiscal 2008 and will be measured after the end of fiscal 2009. In July 2008, targets for a fourth two-year performance period were established and will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to performance share units not yet vested as of March 1, 2009 was $1.0 million, which is expected to be recognized over a weighted-average period of 0.3years. This balance has decreased since the end of the first quarter of fiscal 2009 due to lower estimated achievement levels against the established performance targets for all outstanding performance units. A significant factor in this trend is the recent and significant deterioration in the global economy which in turn is causing a significant contraction in estimated semiconductor demand. As a result, operating results for the third quarter and first nine months of fiscal 2009 reflect net recoveries of compensation expense of $0.8 million and $3.0 million, respectively.

On November 25, 2008, the Compensation Committee of our Board of Directors approved retention arrangements for each of our executive officers that cover the ensuing two-year period and provide each executive officer with a cash award to be paid on or about November 30, 2010. The amount of the cash award is based on the average daily closing price of our common stock for the second fiscal quarter of 2011, which amount increases depending on five specified stock price ranges that fall between a minimum and maximum price as set forth under each arrangement. Since the award is indexed to the price of our common stock and will be paid in cash, we measure compensation expense under SFAS No. 123(R) based on the estimated fair value of the cash award at the end of each reporting period and include that amount in share-based compensation expense. To calculate fair value, we use the Monte Carlo valuation method which estimates the probability of the potential payouts. The fair value of the cash award is amortized over the retention period and recognized as a liability reported in other non-current liabilities in the condensed consolidated balance sheet as of March 1, 2009. Total unrecognized compensation cost related to the executive officer retention awards as of March 1, 2009 was $9.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Note 11. Segment Information

The following table presents information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended March 1, 2009:
Sales to unaffiliated customers	$287.0	$5.4	$292.4

Segment income (loss) before taxes	$29.5	$(14.9)	$14.6

Three months ended February 24, 2008:
Sales to unaffiliated customers	$443.1	$10.3	$453.4

Segment income (loss) before taxes	$120.9	$(34.0)	$86.9

Nine months ended March 1, 2009:
Sales to unaffiliated customers	$1,157.1	$22.5	$1,179.6

Segment income (loss) before taxes	$252.2	$(59.0)	$193.2

Nine months ended February 24, 2008:
Sales to unaffiliated customers	$1,388.6	$35.3	$1,423.9

Segment income (loss) before taxes	$386.5	$(47.5)	$339.0

The information in the table above for fiscal 2008 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2009. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under the category “All Others,” and their sales are generated from foundry and contract service arrangements.

Note 12. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the third quarter and first nine months of fiscal 2009.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal years 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal years 2006 through 2008 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

Other Matters

In November 2000, a derivative action was brought against us and other defendants by a shareholder of Fairchild Semiconductor International, Inc. The plaintiff seeks recovery of alleged “short-swing” profits under section 16(b) of the Exchange Act from the sale by the defendants in January 2000 of Fairchild common stock. The complaint alleges that Fairchild’s conversion of preferred stock held by the defendants at the time of Fairchild’s initial public offering in August 1999 constitutes a “purchase” that must be matched with the January 2000 sale for purposes of computing the “short-swing” profits. The plaintiff seeks from us alleged recoverable profits of $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court as to whether the SEC amendments should apply to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals in March 2008. On October 1, 2008, the Court of Appeals upheld the District Court’s ruling. Plaintiff appealed for a rehearing en banc, which appeal was denied. On March 18, 2009, the plaintiff filed a petition for Writ of Certiorari with the United States Supreme Court.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion order preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys' fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions, and four parties have settled with LSI. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC has set a hearing on the merits to commence on July 20, 2009, with the Administrative Law Judge’s Initial Determination on the merits due September 21, 2009, and the ITC’s Final Decision on the merits due January 21, 2010. The LSI patent-in-suit expires July 13, 2010. Discovery in the ITC investigation is currently on-going. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. In September 2008, we amended our Delaware complaint to add assertions of infringement by LSI of three additional National patents and adding Best Buy as a defendant for infringement of one of the patents. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys' fees and costs. In December 2008, LSI moved to add counterclaims of infringement by National of four LSI patents and in March 2009 Dell Inc. successfully moved to intervene as a defendant in the case. On March 25, 2009, the Court set a schedule for the Delaware case that sets a trial date of October 18, 2010. It is too early in any of the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest all actions through all available means.

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

We are currently a party to various claims and legal proceedings, including those noted above. We make provisions for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. We believe we have made adequate provisions for potential liability in litigation matters. We review these provisions at least quarterly and adjust these provisions to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Based on the information that is currently available to us, we believe that the ultimate outcome of litigation matters, individually and in the aggregate, will not have a material adverse effect on our results of operations or financial position. However, litigation is inherently unpredictable. If an unfavorable ruling or outcome were to occur, there is a possibility of a material adverse effect on results of operations or our financial position.

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

Note 13. Other Subsequent Event

On March 18, 2009, we acquired ActSolar, Inc., a privately held solar energy company that provides power optimization solutions for commercial and utility-scale solar installations. The acquisition of ActSolar expands our portfolio of power optimization technologies along with the acquisition of new diagnostics and panel monitoring capabilities for solar arrays. The acquisition will be recorded in the fourth quarter of fiscal 2009 using the purchase method.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q “Item 1A: Risk Factors” and the “outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, R&D efforts, asset dispositions, and acquisition of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended March 1, 2009 and in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

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

A large portion of our sales comes from analog products that are classified within the analog standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Beyond the standard linear categories, we also sell analog systems and subsystems that can be more specifically targeted at various applications. We look to create analog-intensive solutions that provide more energy efficiency, greater portability, better audio and higher performance in electronic systems. Energy-efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits, audio and operational amplifiers, communication interface products and data conversion solutions. Approximately 98 percent of our net sales in each of the first nine months of fiscal 2009 and 2008 came from our Analog segment. For more information on our business, see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 53 percent of our semiconductor product sales were made to distributors in the first nine months of fiscal 2009, compared to approximately 54 percent in the first nine months of fiscal 2008. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $13.4 million in the first nine months of fiscal 2009 and $19.6 million in the first nine months of fiscal 2008.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $2.1 million in the first nine months of fiscal 2009 and $1.3 million in the first nine months of fiscal 2008. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of March 1, 2009 our reporting units containing goodwill include our advanced power, ASIC & telecom, high-speed product, infrastructure power products, mixed-signal product, mobile devices power and performance power products business units, all of which are operating segments within our Analog reportable segment. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019.

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

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)). We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of the cash award to be paid to each of our executive officers under retention arrangements approved by the Compensation Committee of our Board of Directors in November 2008 (See Note 10 to the Condensed Consolidated Financial Statements) is measured each reporting period and is calculated using the Monte Carlo valuation method. In determining fair value using the Black-Scholes option pricing model and the Monte Carlo valuation method, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes and Monte Carlo computations of fair value would also increase, thereby resulting in higher compensation costs being recorded.

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

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories as defined by WSTS. In the first nine months of fiscal 2009 and 2008, approximately 98 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales were substantially lower in the third quarter and first nine months of fiscal 2009 compared to sales in the third quarter and first nine months of fiscal 2008 as we were negatively affected by the significant slowdown in the global economy. As factory utilization declined to 37 percent in the third quarter of fiscal 2009 from 66 percent in the previous second quarter due to lower sales, our gross margin percentage decreased sequentially and was lower compared to the third quarter of fiscal 2008. Year over year, our gross margin percentage in the first nine months of fiscal 2009 was slightly lower compared to the first nine months of fiscal 2008. Our performance in gross margin percentage is dependent on our sales mix of higher-value analog products, as well as manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Although the current economic downturn has negatively affected our earnings per share in fiscal 2009, we remain focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

There were no repurchases of our common stock during the third quarter of fiscal 2009. Through the first nine months of fiscal 2009, we repurchased a total of 6.2 million shares of our common stock for $128.4 million. These shares were repurchased in the open market in connection with the $500 million stock repurchase program announced in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time.

We paid cash dividends of $18.3 million ($0.08 per outstanding share of common stock) in the third quarter of fiscal 2009. Through the first nine months of fiscal 2009, we paid a total of $46.0 million in cash dividends. On March 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 14, 2009 to shareholders of record at the close of business on March 23, 2009. We paid cash dividends of $14.9 million ($0.06 per outstanding share of common stock) in the third quarter of fiscal 2008 and a total of $36.2 million in the first nine months of fiscal 2008.

In March 2009 after the end of our third fiscal quarter, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide. In addition, we announced that we intend to further reduce headcount by approximately 875 over the next 12-24 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. As a result of these actions, we expect to incur total charges of approximately $160 million to $180 million, primarily for severance, asset disposals and other exit-related costs, of which $130 million to $145 million are estimated to be recorded in the fourth quarter of fiscal 2009. See the “Severance and Restructuring Expenses” section and Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion of these actions.

Since our fiscal year ends on the last Sunday of May, fiscal 2009 is a 53-week year and the third quarter of fiscal 2009 includes 14 weeks instead of the normal 13 weeks.

The following table and discussion provide an overview of our operating results for the third quarter and first nine months of fiscal 2009 and 2008:

	Three Months Ended			Nine Months Ended
(In Millions)	Mar. 1, 2009	% Change	Feb. 24, 2008	Mar. 1, 2009	% Change	Feb. 24, 2008

Net sales	$292.4	(35.5%)	$453.4	$1,179.6	(17.2%)	$1,423.9
Gross margin	$168.1		$291.7	$752.7		$909.8
As a % of net sales	57.5%		64.3%	63.8%		63.9%
Operating income	$30.3		$107.2	$253.4		$383.2
As a % of net sales	10.4%		23.6%	21.5%		26.9%
Net income	$21.1		$72.9	$137.0		$249.1
As a % of net sales	7.2%		16.1%	11.6%		17.5%

Net income for the third quarter of fiscal 2009 includes a recovery of $1.4 million for severance and restructuring expenses (See Note 5 to the Condensed Consolidated Financial Statements) and other operating income of $0.2 million

(See Note 3 to the Condensed Consolidated Statements). Net income for the first nine months of fiscal 2009 includes a charge of $27.8 million for severance and restructuring expenses (See Note 5 to the Condensed Consolidated Financial Statements) and other operating income of $0.4 million (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the third quarter of fiscal 2008 included a charge of $19.6 million for severance and restructuring expenses and other operating expenses, net of $0.4 million (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the first nine months of fiscal 2008 included a charge of $18.1 million for severance and restructuring expenses. All of the charges and credits described above are pretax amounts.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense under SFAS No. 123R, which totaled $18.3 million in the third quarter of fiscal 2009 compared to $22.4 million in the third quarter of fiscal 2008. In the first nine months of fiscal 2009, share-based compensation expense was $53.8 million compared to $70.0 million in the first nine months of fiscal 2008. Our overall share-based compensation expense decreased in fiscal 2009 compared to fiscal 2008 primarily due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that generally had higher computed fair values due mainly to the volatility component of the fair value computation. For further information and a description of our share-based compensation plans, see Note 13 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. See also Note 1 and Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q for discussion of and updates regarding our share-based compensation plans and the effect of share-based compensation expense for the third quarter and first nine months of fiscal 2009 and 2008.

Net Sales

	Three Months Ended			Nine Months Ended
(In Millions)	Mar. 1, 2009	% Change	Feb. 24, 2008	Mar. 1, 2009	% Change	Feb. 24, 2008

Analog segment	$287.0	(35.2%)	$443.1	$1,157.1	(16.7%)	$1,388.6
As a % of net sales	98.2%		97.7%	98.1%		97.5%
All others	$5.4	(47.6%)	$10.3	$22.5	(36.3%)	$35.3
As a % of net sales	1.8%		2.3%	1.9%		2.5%
Total net sales	$292.4		$453.4	$1,179.6		$1,423.9
	100.0%		100.0%	100.0%		100.0%

The chart above and the following discussion are based on our reportable segments described in Note 15 to the Consolidated Financial Statements included in our annual report on Form 10-K for the year ended May 25, 2008.

Analog segment sales were lower in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 due to lower overall demand from customers, particularly from customers in the wireless handset market, who have been negatively affected by the sharp downturn in the overall global economy. These industry conditions have also caused a significant decline in new orders from our distributors, who service a number of customers across a broad range of industries and markets. Unit shipments in our Analog segment decreased 39 percent in the third quarter and 21 percent in the first nine months of fiscal 2009 compared to the volume shipped in the third quarter and first nine months of fiscal 2008. Blended-average selling prices increased 7 percent in the third quarter and 5 percent in the first nine months of fiscal 2009 compared to the third quarter and first nine months of fiscal 2008. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value products.

Beginning in the third quarter of fiscal 2009, business units within the Analog segment were reorganized into seven operating segments which include advanced power, ASIC & telecom, high-speed product, infrastructure power products, mixed-signal product, mobile devices power and performance power products business units. For purposes of this discussion, we have combined as one group the business units whose products are targeted for the power management market (advance power, infrastructure power products, mobile devices power and performance power products business units). Net sales from this group in the third quarter and first nine months of fiscal 2009 compared to the same periods of fiscal 2008 decreased by 35 percent and 16 percent, respectively. Net sales from our high-speed product, mixed-signal product and ASIC & telecom business units in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 decreased by 23 percent, 39 percent and 47 percent, respectively. In the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, net sales from our high-speed product, mixed-signal product and ASIC & telecom business units decreased by 7 percent, 22 percent and 23 percent, respectively.

For other operating business units included in the category described as “All Others,” the decrease in sales in the third quarter and in the first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 was primarily due to declining sales from non-analog business units that are not part of our core focus. The sales from these non-analog business units are generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended			Nine Months Ended
(In Millions)	Mar. 1, 2009	% Change	Feb. 24, 2008	Mar. 1, 2009	% Change	Feb. 24, 2008

Net sales	$292.4	(35.5%)	$453.4	$1,179.6	(17.2%)	$1,423.9
Cost of sales	124.3	(23.1%)	161.7	426.9	(17.0%)	514.1
Gross margin	$168.1		$291.7	$752.7		$909.8
As a % of net sales	57.5%		64.3%	63.8%		63.9%

Our gross margin percentage decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 due to a decline in factory utilization caused by significantly lower sales. Year over year, our gross margin percentage in the first nine months of fiscal 2009 was slightly lower compared to the first nine months of fiscal 2008. Improved product mix of higher-margin analog products continues to contribute to our performance in gross margin percentage. As part of that product mix improvement, our blended-average analog selling prices in fiscal 2009 were higher compared to fiscal 2008. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 58 percent in the first nine months of fiscal 2009 compared to 66 percent in the first nine months of fiscal 2008. Gross margin includes stock-based compensation expense of $4.6 million in the third quarter and $12.5 million in the first nine months of fiscal 2009, compared to fiscal 2008, which was $5.2 million in the third quarter and $15.6 million in the first nine months.

Research and Development

	Three Months Ended			Nine Months Ended
(In Millions)	Mar. 1, 2009	% Change	Feb. 24, 2008	Mar. 1, 2009	% Change	Feb. 24, 2008

Research and development	$72.9	(16.3%)	$87.1	$254.1	(6.9%)	$272.8
As a % of net sales	24.9%		19.2%	21.5%		19.2%

The decrease in research and development expenses for the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in the second quarter of fiscal 2009 and in the second half of fiscal 2008. Fiscal 2009 expenses also reflect savings from reduced discretionary spending in response to the weakening economic environment during the same time frame. Stock-based compensation expense included in R&D expense for fiscal 2009 was $6.5 million in the third quarter and $19.3 million in the first nine months compared to fiscal 2008 which was $6.6 million in the third quarter and $21.3 million in the first nine months. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities such as DC to DC power conversion, signal conditioning, high-speed amplification and low-power analog-to-digital conversion, and are focusing on being selective in R&D efforts. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and sensing and detection applications. We are directing efforts to develop new and different types of products to serve emerging markets that require or involve greater energy efficiency and, therefore, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In Millions)	Mar. 1, 2009	% Change	Feb. 24, 2008	Mar. 1, 2009	% Change	Feb. 24, 2008

Selling, general and administrative	$66.5	(14.1%)	$77.4	$217.8	(7.6%)	$235.7
As a % of net sales	22.7%		17.1%	18.5%		16.6%

Although selling, general and administrative expenses were lower in the third quarter and first nine months of fiscal 2009 compared to the corresponding periods of fiscal 2008, SG&A expenses include credits in fiscal 2009 for the first nine months of $14.1 million and in fiscal 2008 for the third quarter of $5.4 million and for the first nine months of $7.3 million. These credits represent a reduction in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets in the plan. See discussion of the corresponding losses on the employees’ investment assets described in the paragraph, “Other Non-Operating Expense, Net.” SG&A expenses for the third quarter of fiscal 2009 include a charge of $1.0 million representing an increase in the same liability due to an increase in the quarter of the market value of the plan’s investment assets. Excluding the effect from the reduction in this liability associated with the deferred compensation plan, the decrease in the quarter-to-quarter comparison is primarily due to a decrease in share-based compensation expense combined with cost savings primarily associated with the cost reduction action announced in the second quarter of fiscal 2009. The year-over-year decrease for the first nine month period was due primarily to the decrease in share-based compensation expense which was partially offset by higher annual payroll and employee benefit expenses in addition to higher legal expenses related to intellectual property matters. Share-based compensation expense for fiscal 2009 included in SG&A expenses was $7.2 million in the third quarter and $22.0 million in the first nine months compared to fiscal 2008 which was $10.6 million in third quarter and $33.1 million in the first nine months.

Severance and Restructuring Expenses

During the second quarter of fiscal 2009, we responded to the uncertain business climate by announcing a global workforce reduction that eliminated approximately 330 positions. In addition to the workforce reduction, we plan to eliminate certain design centers located in the United States. As a result, we recorded a charge for severance and restructuring expenses of $26.6 million in the first nine months of fiscal 2009, which includes $26.5 million for severance and $0.1 million for the impairment of test equipment. See Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion of these actions and charges.

In March 2009 after the end of our third fiscal quarter, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide. In addition, we announced that we intend to further reduce headcount by approximately 875 over the next 12-24 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. As a result of these actions, we expect to incur total charges of approximately $160 million to $180 million, primarily for severance, asset disposals and other exit-related costs, of which $130 million to $145 million are estimated to be recorded in the fourth quarter of fiscal 2009. Severance costs will primarily be incurred in the fourth quarter of fiscal 2009 and will be approximately $65 million to $70 million. Non-cash charges related to asset disposals are expected to be approximately $63 million to $70 million. Other exit-related costs represent charges associated with closure and transfer activities which are expected to be $32 million to $40 million. See Note 5 to the Condensed Consolidated Financial Statements for a more complete discussion of these actions.

Interest Income

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Interest income	$2.0	$7.7	$9.6	$29.0

The decrease in interest income for the third quarter and first nine months of fiscal 2009 compared to the third quarter and first nine months of fiscal 2008 is due to lower interest rates along with lower cash balances.

Interest Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Interest expense	$18.7	$22.6	$55.7	$65.9

The decrease in interest expense in the third quarter and first nine months of fiscal 2009 compared to the third quarter and first nine months of fiscal 2008 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Gain (loss) on investments	$1.0	$(5.4)	$(14.1)	$(7.1)
Charitable contribution	-	-	-	(0.2)
Total other non-operating income (expense), net	$1.0	$(5.4)	$(14.1)	$(7.3)

The components of other non-operating income (expense), net are primarily derived from activities related to investment assets. The loss on investments for the first nine months of fiscal 2009 reflects a decline in the market value of the investment assets held in a trust for the employee deferred compensation plan. The gain on investments in the third quarter of fiscal 2009 reflects an increase in the quarter of the market value of the investment assets. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the periods include the related credits and charge pertaining to the corresponding liability. The loss on investments in fiscal 2008 reflects a decline in the market value of the investment assets described above, which was offset by a small gain from a non-marketable investment recognized in the second quarter of fiscal 2008.

Income Tax (Benefit) Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008	Mar. 1, 2009	Feb. 24, 2008

Income tax (benefit) expense	$(6.5)	$14.0	$56.2	$89.9
Effective tax rate	(44.5%)	16.1%	29.1%	26.5%

The effective tax rate for the third quarter of fiscal 2009 reflects the effect of tax benefits of $10.6 million related to the reversal of a valuation allowance for capital loss carryovers associated with shares of stock we owned in a privately-held company which was liquidated when it was merged with another company in November 2008 (See Note 7 to the Condensed Consolidated Financial Statements). The effective tax rate was higher for the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008, primarily due to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal

2010. The effect of the write down of foreign deferred tax assets was partially offset by the tax benefits associated with the recent reinstatement of the federal R&D tax credit, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold (See Note 7 to the Condensed Consolidated Financial Statements). The effective tax rate for the third quarter and first nine months of fiscal 2008 reflected the effect of income tax benefits from the resolution of international tax inquiries and the expiration of the statute of limitations associated with international tax matters.

Financial Market Risks

Although there has been significant deterioration and instability in the financial markets, the credit quality of our investment portfolio (classified as cash and cash equivalents) remains very high. Our investment portfolio is mainly comprised of debt instruments that are with A/A2 or better rated issuers, of which the majority is rated AA-/Aa2 or better. We limit our exposure to any one counterparty by diversifying our investments and continually evaluating each counterparty’s relative credit standing. As of March 1, 2009, the total credit exposure from most single counterparties did not exceed $35 million with the exception of AAA rated government-backed bonds and deposits. Our debt instruments also have very short average maturities that are generally less than a month, and we have not encountered any delays or disruption in their redemptions or maturities nor have we experienced any losses in connection with our cash investments.

Since a portion of our long-term debt has floating interest rates, an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the LIBOR of one percentage point would result in a corresponding change in our interest expense of up to approximately $5 million annually. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

Liquidity and Capital Resources

	Nine Months Ended
(In Millions)	Mar. 1, 2009	Feb. 24, 2008

Net cash provided by operating activities	$292.2	$518.1
Net cash used in investing activities	(69.8)	(70.0)
Net cash used in financing activities	(182.1)	(405.7)
Net change in cash and cash equivalents	$40.3	$42.4

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2009 and 2008 are described below:

During the first nine months of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), partially offset by a negative impact from changes in working capital components. The negative change in working capital was mainly attributable to a large decrease in accounts payable and accrued liabilities, and the decrease in other non-current liabilities from losses realized on the investment assets related to the employee deferred compensation plan and a contribution made to one of our defined benefit pension plans. These negative changes were partially offset by the positive change from the decreases in receivables, and current and deferred income taxes. In the first nine months of fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive impact from changes in working capital components.

The primary use of cash for investing activities in the first nine months of fiscal 2009 was the purchase of property, plant and equipment of $75.7 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first nine months of fiscal 2008 was the purchase of property, plant and equipment of $79.3 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.5 million.

The primary use of cash for financing activities in the first nine months of fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $46.0 million for cash dividends and $47.0 million for principal payments on the unsecured bank term loan. These amounts were partially offset by cash proceeds of $35.1 million from the issuance of common stock under employee benefits plans. The primary use of cash for financing activities in the first nine months of fiscal 2008 was for the repurchase of 74.2 million shares of our common stock for $1.9 billion, which included the delivery of 58.0 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were purchased in the open market. We also used cash for financing activities for the payments of $36.2 million for cash dividends, $31.2 million on the unsecured bank term loan and $14.2 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1.49 billion (net of issuance costs) that came from new debt, which included the $1.0 billion unsecured senior notes issued through a public offering and a $500.0 million unsecured credit facility with a consortium of banks funded in fiscal 2008. Cash proceeds also included $81.2 million from the issuance of common stock under employee benefits plans. Financing activities in the first nine months of fiscal 2008 also included an additional $1.5 billion of cash received from the unsecured bridge credit facility that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks.

In February 2009, we amended the credit agreement associated with our unsecured term loan with a consortium of banks. The amendment increases the interest rate to be, at our option, equal to either: (1) the London Interbank Offered Rate (LIBOR) plus an applicable margin of between 2.25 percent and 3.00 percent depending on our public debt ratings from Moody’s and S&P, or (2) an applicable margin of between 1.0 percent and 1.75 percent depending on our public debt ratings from Moody’s and S&P plus the greater of one of the following rates (a) the publicly-announced prime rate set by Bank of America, (b) the Federal Funds rate plus 0.50 percent or (c) LIBOR plus 1.25 percent. The amendment also reduces the minimum interest coverage ratio covenant beginning the first quarter of fiscal 2010 through the first quarter of fiscal 2011 and increases the maximum leverage ratio covenant beginning the third quarter of fiscal 2009 through the first quarter of fiscal 2011. The amendment also clarifies the definition of consolidated adjusted EBITDA to allow further exclusion of certain restructuring expenses for purposes of such covenant calculations. In addition, we were required to make a prepayment of $125.0 million. This was paid on March 6, 2009 and reduced the amount of each of the last four installments due under the loan to $31.3 million from $62.5 million. We believe the amendment will enable us to be in compliance with the requirements of all covenants for the foreseeable future.

On March 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 14, 2009 to shareholders of record at the close of business on March 23, 2009.

We anticipate that our fiscal 2009 capital expenditures will be lower than the fiscal 2008 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. In connection with the cost reduction actions that we announced in March 2009, we expect to pay the majority of the related severance by the end of our fiscal 2010 first quarter. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for the remainder of fiscal 2009 and into the first half of fiscal 2010, as well as the dividends to be paid in April 2009, the severance payments and principal and interest payments due on our long-term debt. However, if economic conditions fail to stabilize within the next year and continue to further deteriorate, we may not have the appropriate financial resources to meet our business requirements.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, continual declines in overall economic conditions could lead to deterioration in the quality of customer receivables in the future. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the continuing downturn in the financial markets. However, major declines in financial markets could cause reductions in our cash equivalents and marketable investments in the future.

Recently Issued Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,”to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This FSP is effective beginning in our first quarter of fiscal 2010. We do not expect the adoption of this FSP to have a significant effect on our consolidated financial statements.

In November 2008, the FASB ratified the consensus reached on Emerging Issues Task Force No. 08-6, "Equity Method Investment Accounting Considerations." The objective of this EITF is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. Principal clarifications relate to initial measurement of an equity method investment, decrease in investment value and change in level of ownership or degree of influence. EITF No. 08-6 is effective beginning in our first quarter of fiscal 2010 and earlier application is not permitted. The requirements under the EITF will be applied prospectively to equity method investments made by us beginning in fiscal 2010. We are currently evaluating EITF No. 08-6 and have not yet determined its effect on our consolidated financial statements.

In November 2008, the FASB ratified the consensus reached on EITF No. 08-7, "Accounting for Defensive Intangible Assets." This EITF applies to acquired intangible assets in situations in which an entity does not intend to actively use the asset but intends to hold (lock up) the asset to prevent others from obtaining access to the asset (a defensive intangible asset), except for intangible assets that are used in research and development activities. It also requires recognition of a defensive intangible asset as a separate unit of accounting and assignment of a useful life in accordance with paragraph 11 of SFAS No. 142. EITF No. 08-7 is effective beginning in our first quarter of fiscal 2010 and earlier application is not permitted. The requirements under the EITF will be applied prospectively to defensive intangible assets acquired by us beginning in fiscal 2010. We are currently evaluating EITF No. 08-7 and have not yet determined its effect on our consolidated financial statements.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” The FSP is effective beginning in our first quarter of fiscal 2010 and early adoption is not permitted. Upon adoption of the FSP, all prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data). We are currently evaluating the requirements under this FSP and have not yet determined its effect, if any, on our calculation of earnings per share.

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

Outlook

Beginning in the second quarter of fiscal 2009, we experienced a sharp decline in new orders due to the weakening economic environment exacerbated by the instability of the financial markets. Our sales in the third quarter of fiscal 2009 were down 31 percent from the previous second quarter and down 36 percent compared to the third quarter of fiscal 2008.

New orders were down in the third quarter of fiscal 2009 by 25 percent sequentially as the decline in new orders that we experienced in the previous second quarter of fiscal 2009 continued into the third quarter as our customers, as well as our distributors, became more cautious and adjusted their order activity to match lower demand. The level of turns orders in the third quarter was similar to the level in the previous second quarter. Turns orders represent orders received with delivery requested in the same quarter. As a result of this lower order activity, our opening backlog as we entered the fourth quarter of fiscal 2009 was lower than the level it was when we began the third quarter of fiscal 2009. Historically, our sales usually reach a seasonal peak in our fourth fiscal quarter, but due to the current economic environment we have seen no indication of this typical seasonal pattern. In addition, our fiscal fourth quarter will have 13 weeks compared to the 14 weeks that were in our fiscal third quarter, which was due to the fact that fiscal 2009 is a 53-week year.

Considering all factors, including those described above, we provided guidance for net sales in the fourth quarter of fiscal 2009 to decrease approximately 5 percent to 10 percent sequentially from the level achieved in the third quarter of fiscal 2009. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this projected level of sales. As a result of the lower net sales outlook, we anticipate that our wafer fabrication utilization will decline slightly in the fourth quarter of fiscal 2009. Consequently, we anticipate that our gross margin percentage will range from approximately 55 percent to 56 percent based on the projected sales level. This estimate includes the negative effect from accelerated depreciation that will occur with the phased closure of our Texas and China manufacturing facilities (See “Severance and Restructuring Expenses” above). The projected gross margin for the fourth quarter of fiscal 2009 also includes approximately $4 million of share-based compensation expense that is expected to be in cost of sales. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could further decrease.

As discussed earlier, we have taken actions in the fourth quarter of fiscal 2009 to reduce overall expenses in response to economic conditions and related business levels. As part of the plan, we have eliminated approximately 850 positions worldwide, and the majority of the affected employees will depart before the end of the fourth quarter of fiscal 2009. In addition, we intend to further reduce headcount by approximately 875 over the next 11-23 months through the eventual closure of our manufacturing facilities in Texas and China in connection with our manufacturing consolidation plan. As a result of these actions, we expect to incur total charges of approximately $160 million to $180 million, primarily for severance, asset disposals and other exit-related costs, of which $130 million to $145 million are expected to be recorded in the fourth quarter of fiscal 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in our annual report on Form 10-K for the fiscal year ended May 25, 2008 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008 and to Note 1, “Summary of Significant Accounting Policies,” and Note 2, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 25, 2008. Except as discussed under the subheading “Financial Market Risks” appearing in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 30of this Form 10-Q, there have been no material changes in market risk from the information reported in these sections.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2009, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal years 2006 through 2008 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 and 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

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

Other

In November 2000, a derivative action was filed in the U.S. District Court in Delaware against us, Fairchild Semiconductor International, Inc. and Sterling Holding Company, LLC, by Mark Levy, a Fairchild stockholder. The action was brought under Section 16(b) of the Exchange Act and the rules issued under that Act by the SEC. The plaintiff seeks disgorgement of alleged short-swing insider trading profits. We had originally acquired Fairchild common and preferred stock in March 1997 at the time we disposed of the Fairchild business. Prior to its initial public offering in August 1999, Fairchild had amended its certificate of incorporation to provide that all Fairchild preferred stock would convert automatically to common stock upon completion of the initial public offering. As a result, our shares of preferred stock converted to common stock in August 1999. Plaintiff has alleged that our acquisition of common stock through the conversion constituted an acquisition that should be “matched” against our sale in January 2000 of Fairchild common stock for purposes of computing short-swing trading profits. The action seeks to recover from us on behalf of Fairchild alleged recoverable profits of approximately $14.1 million. The case has completed discovery in the District Court and we filed a motion for summary judgment in June 2004. The SEC proposed clarifying amendments to its Section 16(b) rules in June 2004 which we believe are dispositive of the case and the SEC adopted the rule amendments in August 2005. Oral argument on the briefing ordered by the District Court on whether it should apply the SEC rule amendments to the case was held in November 2005. In February 2007, the District Court granted our motion for summary judgment. The plaintiff appealed this ruling and the argument on the appeal was heard in the Third Circuit Court of Appeals on March 24, 2008. On October 1, 2008, the Court of Appeals upheld the District Courts ruling. Plaintiff appealed for a rehearing en banc, which appeal was denied. On March 18, 2009, the plaintiff filed a petition for Writ of Certiorari with the United States Supreme Court.

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion order preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys' fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions, and four parties have settled with LSI. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC has set a hearing on the merits to commence on July 20, 2009, with the Administrative Law Judge’s Initial Determination on the merits due September 21, 2009, and the ITC’s Final Decision on the merits due January 21, 2010. The LSI patent-in-suit expires July 13, 2010. Discovery in the ITC investigation is currently on-going. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. In September 2008, we amended our Delaware complaint to add assertions of infringement by LSI of three additional National patents and adding Best Buy as a defendant for infringement of one of the patents. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys' fees and costs. In December 2008, LSI moved to add counterclaims of infringement by National of four LSI patents and in March 2009 Dell Inc. successfully moved to intervene as a defendant in the case. On March 25, 2009, the Court set a schedule for the Delaware case that sets a trial date of October 18, 2010. It is too early in any of the proceedings for us to make any estimate of a probable outcome and range of potential loss. We intend to contest all actions through all available means.

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

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

Significant deterioration in the global business environment has reduced demand for our products, and our business has been and may continue to be adversely affected.

We have seen significant reductions in new order rates as a result of the current global business environment. As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. It is possible that conditions could get worse. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results may continue to be adversely affected.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market is a significant source of our overall sales. Global economic difficulties have resulted in substantially lower sales of handsets and have adversely affected our revenues and profitability. Prolonged or continuing reductions in handset sales will adversely impact our revenues and profitability. We continue to develop new products to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, we cannot guarantee you that we will continue to be successful in this market. Although the worldwide handset market is large, future trends and other variables are difficult to predict and, as noted, shipments have declined recently as a result of the global economic difficulties. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand have adversely affected our business and operating results and will continue to do so.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with potentially short product life cycles, characterized by significant and rapid increases and decreases in product demand. Substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry, which amplify the effect of this cyclicality although less capital investment is needed for analog products than for many other semiconductor products. As a result of this environment, we may experience rapid and significant fluctuations in our operating results. Market shifts in product mix toward or away from higher margin products, including analog products, may also have a significant impact on our operating results.

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

During the first nine months of fiscal 2009, approximately 77 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in the future. We have manufacturing facilities outside the United States in the United Kingdom, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Recent events and global disruptions could adversely affect our financial performance and operating results.

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and Afghanistan and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Continued wide fluctuations in oil prices, as well as spreading mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

We have significant manufacturing operations in China and Malaysia, and, as a result, are subject to risks.

We have a significant assembly and test facilities in Suzhou, China and Melaka, Malaysia. While we have announced the planned closure of the Chinese facility, our operations in China and Malaysia are subject to the economic and political situation in each location. We may be adversely affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China and Malaysia are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that new, stricter regulations will not be imposed or interpretations of existing regulations will not be changed, each of which could require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. A significant destabilization of relations between the United States and either China or Malaysia could result in restrictions or prohibitions on our operations in that country. With respect to China, the Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among Chinese regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has limited our operations and sales in the past and could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls could be circumvented, exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. There is a risk that these restrictions and laws could significantly restrict our operations in the future.

RISK FACTORS RELATING TO SALES AND OPERATIONS

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in the third quarter or first nine months of fiscal 2009, we have had difficulties in the past and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of the relationship with one or more distributors could result in a negative impact on our business.

In the first nine months of fiscal 2009, our distributors accounted for approximately 53 percent of our sales, with two of our distributors accounting for 28 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies, and have a program to file applications for and obtain patents, trademarks, mask works and copyrights in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. In addition, we cannot assure you that:

•	the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies;
•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all; or
•	our products will not be held to infringe the patents of others.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 12 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Our increased leverage may harm our financial condition and results of operations.

Our total liabilities at the end of the third quarter of fiscal 2009 were $1.9 billion. Of total liabilities, $1.4 billion was long term debt incurred in connection with the accelerated stock repurchase program announced in June 2007. See Note 9 to the Consolidated Financial Statements contained in our Form 10-K for the fiscal year ended May 25, 2008 for more information on the debt incurred in connection with the accelerated stock repurchase program. The debt and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, under our unsecured term loan with a consortium of banks, we are required to comply with certain covenants, including the maintenance of certain financial ratios. If we are unable to generate sufficient cash flow from operations in the future to service our debt or maintain compliance with the covenants of our unsecured term loan due to current economic conditions or otherwise, we may take certain actions which require us to, among other things:

•	seek additional financing in the debt or equity markets;
•	refinance, retire or restructure all or a portion of our indebtedness;
•	sell selected assets;
•	reduce or delay planned capital expenditures; or
•	reduce or delay planned operating expenditures.

Such measures might not be sufficient to enable us to service our debt. In addition, any such financing, refinancing or sale of assets might not be available on economically favorable terms, if at all, particularly if our credit rating is not strong.

Difficulties in the credit markets may limit our ability to refinance our debt as it becomes due.

As a result of the recent difficulties in the credit markets and limited availability of credit, we cannot assure you that we will be able to refinance our debt as it becomes due. Due to recent market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial condition of issuers.

Increases in interest rates could adversely affect our financial condition.

Increases in prevailing interest rates have an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates actually remained stable during the third quarter and the first nine months of fiscal 2009, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 12 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the third quarter of fiscal 2009 covered by this report, we did not make any unregistered sales of our securities.

(b)	The following table summarizes purchases we made of our common stock during the third quarter of fiscal 2009:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 November 24, 2008 – December 23, 2008	3,194	$10.10	-	$127 million
Month # 2 December 24, 2008 – January 23, 2009	1,299	$9.97	-	$127 million
Month # 3 January 24, 2009 – March 1, 2009	6,989	$10.26	-	$127 million
Total	11,482		-

(1) Represents 9,077 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 2,405 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under the $500 million stock repurchase program announced in June 2007. As of March 1, 2009, $127 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 5. OTHER INFORMATION

(b)

On January 28, 2009, our Board of Directors amended and restated our By-Laws (the “By-Laws”) to, among other things, amend existing provisions providing for advance notice of stockholder nominations of directors. Pursuant to the By-Laws, stockholders who wish to nominate persons for election to the Board of Directors at an annual meeting or at a special meeting (but only if the election of directors is a matter specified in the notice of meeting) must be a stockholder of record when they give us notice and at the meeting, must be entitled to vote at the meeting and must comply with the notice provisions in our By-Laws. In order to nominate a person for election to the Board of Directors at an annual meeting, a stockholder’s notice must be delivered to our corporate secretary not less than 120 nor more than 150 days before the anniversary date of the preceding year’s annual meeting; provided, however, that if the date of the annual meeting is more than 30 days before or more than 120 days after such anniversary date, the notice must be delivered not later than the 120th day prior to such annual meeting and not earlier than the 150th day prior to such annual meeting or, if later, the 10th day following the day on which public disclosure of the date of the annual meeting was first made. In order to nominate a person for election to the Board of Directors at a special meeting, a stockholder’s notice must be delivered to our corporate secretary not earlier than 150 nor more later than 120 days before the special meeting or, if later, the tenth day following the day on which public disclosure of the date of the special meeting was first made. The stockholder’s notice must include the following information for the person making the nomination:

•	name and address;
•	the class and number of National shares owned beneficially or of record;
•

disclosure regarding any derivative, swap or other transactions which give the nominating person economic risk similar to ownership of National shares or provide the opportunity to profit from an increase in the price or value of National shares;

•	any proxy, agreement, arrangement, understanding or relationship that confers a right to vote any National shares;
•	any agreement, arrangement, understanding or relationship engaged in to mitigate economic risk related to, or increase or decrease the voting power with respect to, National shares;
•	any rights to dividends on the shares that are separate from the underlying shares;
•	any performance related fees that the nominating person is entitled to based on any increase or decrease in the value of any National shares; and
•	any other information relating to the nominating person that would be required to be disclosed in a proxy statement filed with the SEC.

The stockholder’s notice must also include the following information for each proposed director nominee:

•	the same information as for the nominating person (see above);
•	all information required to be disclosed in a proxy statement in connection with a contested election of directors;
•	financial or other relationships between the nominating person and the nominee during the past three years; and
•	a signed questionnaire, representation and agreement as set forth in the By-Laws.

The stockholder’s notice must be updated and supplemented, if necessary, so that the information required to be provided in the notice is true and correct as of the record date for the meeting and as of the date that is ten business days prior to the meeting.

The foregoing summary is qualified in its entirety by reference to the full text of the By-Laws, which are filed herewith as Exhibit 3.2.

Our Governance Committee will continue to consider director candidates recommended by our stockholders. Any stockholder who wishes to recommend a prospective director nominee for the Governance Committee to consider can write to the Chairman of the Governance Committee, c/o Brian L. Halla, Chairman and CEO, National Semiconductor Corporation, P.O. Box 58090, 2900 Semiconductor Drive, M/S G3-100, Santa Clara, CA 95052-8090.

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

3.2	By-Laws of the Company, as amended and restated effective January 28, 2009 (incorporated by reference from the Exhibit to our Form 8-K dated January 28, 2009).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
10.1*	Retention arrangements with executive officers (description of arrangements is incorporated by reference from our Form 8-K dated November 25, 2008 that describes the plan).
10.2

Amendment No. 1 dated February 25, 2009 to the Credit Agreement dated as of July 20, 2007 between National Semiconductor Corporation and various lenders, Goldman Sachs Credit Partners L.P. as Syndication Agent and Bank of America, N.A. as Administrative Agent.

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

* Management Contract or Compensatory Plan or Arrangement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: April 7, 2009	/s/ Jamie E. Samath
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 7, 2009	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: April 7, 2009	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended March 1, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 7, 2009	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended March 1, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: April 7, 2009	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer