Form 10-K
period 2009-05-31
NATIONAL SEMICONDUCTOR CORP
filed 2009-07-29
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of November 21, 2008, was approximately $1,491,272,101 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of June 28, 2009 was 234,058,310 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 25, 2009	Part III

NATIONAL SEMICONDUCTOR CORPORATION

PART I

ITEM 1. BUSINESS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I “Item 1A. Risk Factors” and the “Outlook” section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

Overview

We are one of the world's leading semiconductor companies focused on analog and mixed-signal integrated circuits and sub-systems, particularly in the area of power management. Founded in 1959, we design, develop, manufacture and market high-value, high-performance, analog-intensive solutions that improve performance and energy efficiency in electronic systems. We have a diversified product portfolio which includes power management circuits, audio and operational amplifiers, communication interface products and data conversion solutions. Our portfolio of over 13,000 products is sold to a diversified group of end-customers from large original equipment manufacturers (OEMs) to smaller customers serviced by our extensive distribution network. Energy-efficiency is our overarching theme and our Powerwise® products enable systems that consume less power, extend battery life and generate less heat. We target a broad range of markets and applications such as:

•	wireless handsets (including smart phones) and other portable applications	•	automotive applications
		•	factory and office automation
•	wireless basestations	•	medical applications
•	network infrastructure	•	photovoltaic systems
•	industrial and sensing applications

During fiscal 2009, we announced our entry into the photovoltaic market with new technology designed to increase the overall energy output of solar-electric power-generating systems. Our initial product in this area, the SolarMagic® power optimizer, uses our power management and analog technology to provide a system level solution.

We benefit from an extensive intellectual property portfolio that includes more than 3,000 patents. We are focused on supporting the innovation needed for a strong new product development pipeline.

For fiscal 2009, our net sales were $1.5 billion, our operating income was $183.2 million and our net income was $73.3 million. A large portion of our sales come from analog products that are classified within the standard linear categories (as defined by the World Semiconductor Trade Statistics or WSTS). Standard linear products are defined by WSTS as amplifiers, data converters, regulators and references (power management), and interface products, representing the fundamental circuits that electronic systems need in order to deal with continuously varying signals of the real world, such as light, sound, pressure, temperature and speed. Within the standard linear analog market, our greatest strengths have historically been in the power management, amplifier and interface areas where higher performance coupled with ease of use typically result in higher gross margins. In addition to standard linear products, we also develop application-specific analog sub-systems that typically carry higher values and are often targeted at high-growth markets.

Approximately 91 percent of our revenue in fiscal 2009 was generated from Analog segment products. During fiscal 2009, we reorganized our product line operations by consolidating the former two-group structure (Power Management and the Signal Path Groups) into one group called the Product Group. The Product Group is responsible for designing and developing a wide range of analog integrated circuits, many of which convert and regulate voltages to ensure that electronic systems operate to their fullest potential with the lowest overall power consumption or the highest energy efficiency. It also designs and develops integrated circuits that handle the requisite analog technology for information or data as it travels from the point where it enters the electronic system, is conditioned, converted and processed to the point where it is sent out. In addition to providing real world interfaces, these products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed interfacing applications.

National was incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our common stock is listed on the New York Stock Exchange under the trading symbol "NSM." Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2009 refer to our fiscal year ended May 31, 2009. References to fiscal 2008 refer to our fiscal year ended May 25, 2008 and references to fiscal 2007 refer to our fiscal year ended May 27, 2007. Fiscal 2009 was a 53-week year, while fiscal 2008 and 2007 were each 52-week years. Operating results for this additional week were considered immaterial to our consolidated results of operations in fiscal 2009. Our internet address is www.national.com. We post the following filings in the “Investor Relations” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Conduct and Ethics, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and other Governance Policies. We will provide a printed copy of any of these documents to any shareholder who requests it. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

Recent Highlights

Throughout fiscal 2009, we continued to focus on analog product areas, particularly higher-performance, higher-value areas where we are able to leverage the increasing need for energy efficiency. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives, as well as pursue acquisitions or business investments to gain access to key technologies that we believe augment our existing technical capability and support our business objectives. For example, we announced in March 2009 that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As a result, we eliminated approximately 850 positions worldwide. In addition, we plan to further reduce headcount by approximately 875 over the next 12-18 months through the eventual closure of our manufacturing facilities in Arlington, Texas and Suzhou, China. Prior to these actions, we announced a global workforce reduction in November 2008 that eliminated approximately 330 positions and the closure of two design centers located in the United States. For a more complete discussion of these actions, see Note 6 to the Consolidated Financial Statements. In March 2009, we also acquired ActSolar, Inc. (“ActSolar”), a privately-held solar energy company that provides power optimization solutions for commercial and utility-scale solar installations. The acquisition of ActSolar is intended to expand our portfolio of power optimization technologies along with the acquisition of new diagnostics and panel monitoring capabilities for solar arrays. For a more complete discussion of this acquisition, see Note 7 to the Consolidated Financial Statements.

In February 2009, we amended the credit agreement associated with our unsecured term loan with a consortium of banks. The amendment increased the interest rate of the loan and modified certain financial covenants. In addition, we agreed to make a principal prepayment of $125.0 million in March 2009, which reduced the amount of each of the last four installments due under the loan to $31.3 million from $62.6 million.

We repurchased a total of 6.2 million shares of our common stock for $128.4 million during fiscal 2009. These shares were purchased in the open market in connection with the $500 million stock repurchase program announced in June 2007.

We also continued our dividend program in fiscal 2009, during which time we paid a total of $64.4 million in cash dividends. Subsequent to the fiscal year end, on June 11, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 13, 2009 to shareholders of record at the close of business on June 22, 2009.

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

We are a leading supplier of analog and mixed-signal products, serving both broad-based markets such as the consumer, industrial, medical, automotive and communications, and more narrowly defined markets such as wireless handsets (including smart phones) and other portable applications, LED lighting, renewable energy, portable medical and communications infrastructure. Our analog and mixed-signal devices include:

•	operational and audio amplifiers	•	lighting and display circuits
•	power references, regulators and switches	•	adaptive voltage scaling circuits
•	analog-to-digital or digital-to-analog converters	•	radio frequency integrated circuits
•	communication interface circuits

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

With our leadership in ease-of-use tools, innovative packaging and analog process technology, we can address growth opportunities that depend upon the critical elements of efficiency, physical size and performance. We directly service top-tier OEMs in a number of markets and we reach a broader range of customers through our franchised distributors.

Corporate Organization

During fiscal 2009, we reorganized our product line operations by consolidating the former two-group structure (Power Management and the Signal Path Groups) into one group called the Product Group. Within this group are all of our various product line business units. Many of our products are part of our Powerwise® portfolio of products, which are parts that are deemed to be highly energy efficient relative to the function they are performing.

Product Group

The Product Group has four different business units that address the power management area: advanced power, infrastructure power products, mobile devices power and performance power products. There are also two business units that address the signal path area: precision signal path and high speed product. There is also a custom solutions business unit within the Product Group.

Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog-to-digital converters and light emitting diodes each require different power sources to operate efficiently. Power management integrated circuits convert and regulate voltages to ensure that electronic systems operate properly. Our high-performance power management portfolio provides valuable solutions to our customers to solve design problems in space and energy-constrained applications from feature-rich portable devices to large line-powered systems.

The four business units that address power management design, develop and manufacture a wide range of products including:

•	high-efficiency switching voltage regulators and controllers
•	high-performance low drop-out voltage regulators
•	accurate LED drivers
•	precision voltage references

•	battery management integrated circuits
•	photovoltaic power optimizer solutions

We are targeting growth in our power management business by balancing our focus between broad customer needs and specific target markets. We continue to strengthen our broad portfolio of power management integrated circuits which can address customer needs in a variety of end markets such as consumer, industrial, medical, automotive and communications infrastructure. At the same time, we focus on markets, such as personal mobile devices or high-power LEDs, which can provide more rapid growth opportunities from customers that value the performance our products deliver, such as energy efficiency and size or heat reduction.

We continue to enhance the performance of power management building blocks in terms of providing greater efficiency, increased power density, tighter accuracy and wider voltage ranges. These building block products can also be leveraged into the development of highly integrated application-specific standard products for high volume applications.

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

The two business units that focus on signal path, design, develop and manufacture a wide range of products including:

•	high-speed and precision operational amplifiers
•	high-fidelity, low-power audio amplifiers
•	high-speed and power efficient analog-to-digital converters and digital-to-analog converters
•	precision timing products
•	high-speed communication interface and signal-conditioning products
•	thermal management products

We continually develop more high-performance analog products that can address applications in the portable, consumer, industrial, medical, automotive and communications infrastructure markets. With our growing product portfolio of high-performance building blocks, we continue to improve performance by providing greater precision, higher speed and lower power which our customers value. These building block products can also be leveraged into the development of highly integrated application-specific standard products for high volume applications.

The high speed product business unit also includes Hi-Rel products that supply integrated circuits to the high reliability market, which includes avionics, defense and aerospace customers.

The custom solutions business unit supplies user-designed application-specific products in the form of standard cells, gate arrays and full custom devices. This business unit also supplies key telecommunications components for analog and digital line cards, as well as 8-bit and 16-bit microcontrollers.

Worldwide Marketing and Sales Group, Key Market Segments Group, Technology Development Group and Manufacturing Operations Group

Separate from our business operating groups, our corporate structure in fiscal 2009 includes the Worldwide Marketing and Sales Group, Key Market Segments Group, the Technology Development Group and the Manufacturing Operations Group.

The Worldwide Marketing and Sales Group is our global sales and marketing organization organized around the four major regions of the world where we operate. We define our four major regions as the Americas, Asia Pacific, Europe and Japan which is not a part of the Asia Pacific region. Reference to these regions elsewhere in this document is based on this definition.

As part of our overall marketing and business development effort, we have a separate dedicated group that concentrates solely on key market segments that the company has identified and targeted for future growth. The Key Market Segments organization includes industry experts, technologists and business development staff who work closely with our product lines to accelerate the penetration of our analog solutions in these specific markets with high growth potential.

The Technology Development Group is a centralized worldwide organization primarily responsible for process development, technology infrastructure and shared engineering services. Process development consists of research in and development of proprietary processes for the manufacture of our products. Technology infrastructure provides a range of process libraries, product cores and software, and the selection and support of computer aided design tools used in the design, layout and simulation of our products. Engineering services provide test development and failure analysis services used broadly across our product lines.

The Manufacturing Operations Group is a centralized worldwide organization that manages all production, including outsourced manufacturing, global logistics and packaging technology, and is responsible for quality assurance, purchasing and supply chain management.

Segment Financial Information and Geographic Information

For segment reporting purposes, each of our product line business units represents an operating segment as defined under Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. Under the criteria in SFAS No. 131, Analog is our only reportable segment for fiscal 2009. The remaining business units that are not included in the Analog reportable segment are grouped as “All Others.”

Our business is dependent on the success of our Analog segment since it represents approximately 91 percent of our sales in fiscal 2009. Consequently, the Analog segment faces the same risks as those for the company as a whole including risks attendant to our foreign operations. For a more complete discussion of those risks, see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.

For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 16, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

We market our products globally to OEMs and original design manufacturers (ODMs) through a direct sales force. Some of our major OEMs include:

•	Apple	•	Motorola	•	Samsung
•	Finisar	•	Nokia	•	Sharp
•	General Dynamics	•	Nokia Siemens Network	•	Siemens
•	LG Electronics	•	Research in Motion Ltd	•	Sony Ericsson Mobile Communications
•	L.M. Ericsson	•	Robert Bosch	•	Triquint

It is becoming increasingly common in the technology industry for OEMs to use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the computing and cellular phone markets, can ultimately result in sales to a third party contract manufacturer or ODM.

In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 53 percent of our fiscal 2009 net sales were made to distributors. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

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

Customers

Our top ten customers combined represented approximately 60 percent of total accounts receivable at May 31, 2009 and approximately 58 percent at May 25, 2008.

Net sales to major customers as a percentage of total net sales were as follows:

	2009	2008	2007

Distributor:
Avnet	15%	15%	14%
Arrow	13%	12%	13%

OEM:
Nokia	*	11%	*

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

Backlog

In accordance with industry practice, we frequently revise semiconductor backlog quantities and shipment schedules under outstanding purchase orders to reflect changes in customer needs. We rarely formally enforce binding agreements for the sale of specific quantities at specific prices that are contractually subject to price or quantity revisions, consistent with industry practice. For these reasons, we believe it would not be meaningful to disclose the amount of backlog at any particular date.

Seasonality

We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. Due to the significant deterioration in the global business environment, this typical seasonal trend did not occur during fiscal 2009. Instead, we saw sales in each quarter beginning with the second quarter of fiscal 2009 decline sequentially compared to the prior quarter.

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
•

Final Test. The devices are subjected to a series of rigorous tests using computerized circuit testers and, for certain applications, environmental testers such as burn-in ovens, centrifuges, temperature cycle or moisture resistance testers, salt atmosphere testers and thermal shock testers.

•

Coating. Certain devices in the analog portfolio are designed to be used without traditional packaging. In this case, the integrated circuit is coated with a protective material to allow mounting directly onto a circuit board.

            Our product line business units are supported by our global manufacturing infrastructure. We have developed a number of proprietary manufacturing processes and packaging technologies to support our broad portfolio of analog products. Substantially all of our products are manufactured in our three wafer fabrication facilities in Maine, Texas and Scotland. Assembly and test are performed primarily at our facilities in Malaysia and China. In March 2009, we announced the eventual closure of our wafer fabrication facility in Texas and our assembly and test plant in China. The closure of these manufacturing facilities will occur over the next 12-18 months and their production volume will be consolidated into our remaining manufacturing facilities in Maine, Scotland and Malaysia. At times and as needed, we outsource certain manufacturing functions to address capacity and other economic issues.

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

Research and Development

Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Research and development of most process technologies are conducted by our Technology Development Group. Specific product design and development is generally done in our business units. Total research and development expenses were $306.0 million for fiscal 2009, or 21 percent of net sales, compared to $363.0 million for fiscal 2008, or 19 percent of net sales, and $363.7 million for fiscal 2007, or 19 percent of net sales.

The decrease in research and development expenses for fiscal 2009 compared to fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in November 2008 and in fiscal 2008 combined with lower annual payroll and employee benefits expenses. Fiscal 2009 expenses also reflect savings from reduced discretionary spending in response to the weakening economic environment during the same time frame. Share-based compensation expense included in R&D expense for fiscal 2009 was $24.3 million compared to $27.3 million in fiscal 2008. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and automotive applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

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

Employees

At May 31, 2009, we employed approximately 5,800 people of whom approximately 2,400 were employed in the United States, 600 in Europe, 2,100 in Southeast Asia, 600 in China and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

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

Environmental Regulations

To date, our compliance with foreign, federal, state and local laws and regulations that have been enacted to regulate the environment has not had a material adverse effect on our capital expenditures, earnings, competitive or financial position. For more information, see Item 3, “Legal Proceedings” and Note 15, “Commitments and Contingencies” to the Consolidated Financial Statements in Item 8. However, we could be subject to fines, suspension of production, alteration of our manufacturing processes or cessation of our operations if we fail to comply with present or future statutes and regulations governing the use, storage, handling, discharge or disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing processes.

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

We have seen significant reductions in new order rates as a result of the current global business environment. As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. It is possible that conditions could get worse. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results will continue to be adversely affected.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market (including smart phones) is a significant source of our overall sales. Global economic difficulties have resulted in a slowdown in the sales of handsets and have adversely affected our revenues and profitability. Prolonged or continuing reductions in handset sales will adversely impact our revenues and profitability. We continue to develop new products to address new features and functionality in handsets, such as advanced color displays, advanced audio, lighting features and battery management that can adequately handle the demands of these advanced features. Due to high levels of competition, as well as complex technological requirements, we cannot assure you that we will continue to be successful in this targeted market. Although the worldwide handset market is large, future trends and other variables are difficult to predict and, as noted, shipments have declined recently as a result of the global economic difficulties. Since the wireless handset market is a consumer-driven market, changes in the economy that affect consumer demand can adversely affect our business and operating results.

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

During fiscal 2009, approximately 77 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Global disruptions and events which could adversely affect our financial performance and operating results.

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

We have significant assembly and test facilities in Suzhou, China and Melaka, Malaysia. While we have announced the planned closure of our Chinese facility, our operations in China and Malaysia are subject to the economic and political situation in each location. We may be adversely affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China and Malaysia are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that new, stricter regulations will not be imposed or interpretations of existing regulations will not be changed, each of which would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. A significant destabilization of relations between the Unites States and either China or Malaysia could result in restrictions or prohibitions on our operations in that country. With respect to China, the Chinese legal systems relating to foreign trade and intellectual property are relatively new and continue to evolve. Enforcement of existing laws or agreements may be sporadic and implementation and interpretation of laws may be inconsistent. Moreover, there is a high degree of fragmentation among Chinese regulatory authorities resulting in uncertainties as to which authorities have jurisdiction over particular parties or transactions.

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

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has limited our operations and sales in the past and could significantly limit them in the future. We maintain an export compliance program but there are risks of noncompliance exposing us to legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments. There is a risk that these restrictions and laws could significantly restrict our operations in the future.

RISK FACTORS RELATING TO SALES AND OPERATIONS

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any material difficulties with supplies or subcontractors in fiscal 2009, we have had difficulties in the past and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

In fiscal 2009, our distributors accounted for approximately 53 percent of our sales, with two of our distributors together accounting for 28 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

Our profit margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix. In addition, the competitive market environment in which we operate may adversely affect pricing for our products, although we try to emphasize higher margin products. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed, including costs associated with depreciation expense. In general, these costs do not decline with reductions in customer demand or utilization of our manufacturing capacity. If we are unable to utilize our manufacturing facilities at a high level, the fixed costs associated with these facilities will result in higher average unit costs and lower gross margins.

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

Rapidly changing technologies and industry standards, along with frequent new product introductions, characterize the industries in which our primary customers operate. As our customers evolve and introduce new products, our success depends on our ability to anticipate and adapt to these changes in a timely and cost-effective manner by developing and introducing into the market new products that meet the needs of our customers. We are also directing efforts to develop new and different types of products to serve emerging mega trends such as energy efficiency. We believe that continued focused investment in research and development, especially the timely development, introduction and market acceptance of new products, is a key factor to successful growth and the ability to achieve strong financial performance. Successful development and introduction of these new products are critical to our ability to maintain a competitive position in the marketplace. We cannot assure you, however, that we will be successful in timely developing and introducing successful new products demanded by the market, or in achieving anticipated revenues from new products, and a failure to bring new products to market or achieve market success with them may harm our operating results. We also cannot assure you that products that may be developed in the future by our competitors will not render our products obsolete or non-competitive.

Our products are dependent on the use of intellectual property that we need to protect.

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies, and have a program to file applications for and obtain patents, trademarks, mask works and copyrights in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for in some countries. Some of our products and technologies are not covered by any patent or patent application. In addition, we cannot assure you that:

•	the patents owned by us or numerous other patents which third parties license to us will not be invalidated, circumvented, challenged or licensed to other companies; or
•	any of our pending or future patent applications will be issued within the scope of the claims sought by us, if at all; or
•	our products will not be held to infringe patents of others.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 15 to the Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Increased leverage may harm our financial condition and results of operations.

Our total liabilities at the end of fiscal 2009 were $1.8 billion. Of total liabilities, $1.3 billion was debt incurred in connection with the accelerated stock repurchase program announced in June 2007. In June 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay the indebtedness under the bridge credit facility, of which we have since repaid approximately $200 million. As a result, this increase in long-term debt and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

As a result of the recent difficulties in the credit markets and limited availability of credit, we cannot assure you that we will be able to refinance our debt as it becomes due. Due to recent market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the U.S. and international markets and economies may adversely affect the liquidity and financial conditions of issuers.

Increases in interest rates could adversely affect our financial condition.

Increases in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates remained stable during fiscal 2009, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

We have significant amounts of deferred tax assets. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the actual effective tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. Proposals and discussions in Congress and the Executive branch for new U.S. tax legislation could, if adopted, adversely affect our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

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

For more information on environmental matters, see Note 15 to the Consolidated Financial Statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as certain research and development activities, at our wafer fabrication facilities located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. Wafer fabrication capacity utilization (based on wafer starts) was 53 percent for fiscal 2009 compared to 67 percent for fiscal 2008. Our assembly and test functions are performed primarily in our manufacturing facilities located in Melaka, Malaysia and in Suzhou, China.

In March 2009, we announced the eventual closure of our wafer fabrication facility in Texas and our assembly and test plant in China. Although the closure of these manufacturing facilities will occur over the next 12-18 months and their production volume will be consolidated into our remaining manufacturing facilities located in Maine, Scotland and Malaysia, we expect our captive manufacturing capacity together with our third-party subcontract manufacturing arrangements to be adequate to supply our needs in the foreseeable future.

Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Marketing and Sales are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small design facilities in various locations in the U.S., including:

•	Federal Way, Washington	•	Norcross, Georgia
•	Fort Collins, Colorado	•	Phoenix, Arizona
•	Grass Valley, California	•	Salem, New Hampshire
•	Indianapolis, Indiana	•	South Portland, Maine
•	Longmont, Colorado	•	Tucson, Arizona

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

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal 2006 through 2008 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 through 2007, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

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

Other

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We have filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009, each in accordance with the Court’s local rules. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. We intend to contest the case through all available means.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

EXECUTIVE OFFICERS OF THE REGISTRANT

Fiscal Year 2009

Name	Title, Fiscal Year 2009	Age
Lewis Chew (1)	Senior Vice President, Finance and Chief Financial Officer	46
Todd M. DuChene (2)	Senior Vice President, General Counsel and Secretary	45
Brian L. Halla (3)	Chairman of the Board and Chief Executive Officer	62
Detlev J. Kunz (4)	Senior Vice President, Product Group	58
Donald Macleod (5)	President and Chief Operating Officer	60
Suneil V. Parulekar (6)	Senior Vice President, Worldwide Marketing and Sales	61
Edward J. Sweeney (7)	Senior Vice President, Human Resources	52
Chue Siak “C.S.” Liu (8)	Senior Vice President, Worldwide Manufacturing	57
Michael Polacek (9)	Senior Vice President, Key Market Segments and Business Development	45
Mohan Yegnashankaran (10)	Senior Vice President, Worldwide Technology Development	53

All information as of May 31, 2009, the last day of the 2009 fiscal year.

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

(3)

Mr. Halla joined National in May 1996 as Chairman of the Board, President and Chief Executive Officer. Prior to that, Mr. Halla had held positions at LSI Corporation as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group. Mr. Halla was named Chairman of the Board and Chief Executive Officer at the beginning of the 2006 fiscal year.

(4)

Mr. Kunz joined National in July 1981. Prior to becoming Senior Vice President, Product Group in October 2008, he had held positions in the company as Senior Vice President, Power Management Products Group, Senior Vice President and General Manager, Worldwide Marketing and Sales; Regional Vice President and General Manager, Europe; European Sales and Distribution Director; Director of European Communications and Consumer Product Marketing; and Manager, European Telecom Business Center.

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

(6)

Mr. Parulekar joined National in January 1989. Prior to becoming Senior Vice President, Worldwide Marketing and Sales in October 2008, he held positions in the company as Senior Vice President, Signal Path Products Group, Senior Vice President, Analog Products Group; Vice President, Amplifier/Audio Products; Product Line Director, Amplifier/Audio Products; Director of Marketing, Mediamatics; Director of Strategy, Communications and Consumer Group; and Director of Marketing, Power Management Group.

(7)

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

(8)

Mr. Liu joined National in May 1976 as a management trainee and subsequently held various manufacturing positions in the company. Prior to becoming Senior Vice President, Worldwide Plant Manufacturing in May 2005, he held positions in the company as Senior Vice President Worldwide Operations, and Vice President and Managing Director for our assembly and test facility in Melaka, Malaysia.

(9)

Mr. Polacek joined National in June 1992 as Marketing Manager, Interface Division. Prior to becoming Senior Vice President, Key Marketing Segments and Business Development in October 2008, he held positions in the company as Vice President, Amplifiers Product Group, Vice President, Audio Products Division, Vice President, Imaging Product Division, Vice President, Information Appliance Division and Senior Director, PC and Processor Division. Prior to joining National, he held various positions at Philips Semiconductor/Signetics (now NXP), a former subsidiary of Philips Electronics NV Corporation Netherlands.

(10)

Mr. Yegnashankaran joined National in June 1996 as Vice President of Product Development. He became Senior Vice President, Worldwide Technology Development in May 2005. Prior to joining National, he held various engineering positions at LSI Corporation, AMD Corporation and Fairchild Semiconductor.

Our executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND

ISSUER PURCHASES OF EQUITY SECURITIES

See information appearing in Note 13, Shareholders’ Equity; and Note 17, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our common stock is traded on the New York Stock Exchange. During fiscal 2009, we paid total cash dividends of $64.4 million on our common stock, consisting of dividends of $0.06 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.08 per share of common stock in each of the remaining two quarters of the fiscal year. During fiscal 2008, we paid total cash dividends of $50.6 million on our common stock, consisting of dividends of $0.04 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.06 per share of common stock in each of the remaining two quarters of the fiscal year. Market price range data is based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 17, 2009 was $13.71. At July 17, 2009, the number of record holders of our common stock was 5,661. For information on our equity compensation plans, see Item 12 of this Form 10-K.

During the past three fiscal years, we did not make any unregistered sales of our securities.

The following graph compares a $100 investment in National stock over the five year period from the beginning of fiscal 2004 through the end of fiscal 2009, with a similar investment in the Standard & Poor’s 500 Stock Index and Standard & Poor’s 500 Semiconductor Industry Index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Total Return* Among National,

S&P 500 Index and S&P 500 Semiconductor Industry Index

	May 30, 2004	May 29, 2005	May 28, 2006	May 27, 2007	May 25, 2008	May 31, 2009

National Semiconductor Corp.	$100.00	$93.23	$118.85	$121.73	$96.65	$66.72
S&P 500 Index	100.00	108.89	118.52	142.98	132.36	90.84
S&P 500 Semiconductor Industry Index	100.00	93.73	85.41	93.22	90.76	62.31

*	Assumes $100 invested on 5/30/04 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities

The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2009:

Period	Total Number Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 March 2, 2009 – April 1, 2009	2,775	$ 10.17	-	$ 127 million
Month # 2 April 2, 2009 – May 1, 2009	20,577	$ 12.13	-	$ 127 million
Month # 3 May 2, 2009 – May 31, 2009	13,370	$ 12.46	-	$ 127 million
Total	36,722		-

(1) Includes 10,503 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 26,219 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) During the fourth fiscal quarter, no purchases were made under the $500 million stock repurchase program announced in June 2007. As of May 31, 2009, $127 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion and there is no expiration date for this repurchase program.

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

FIVE-YEAR SELECTED FINANCIAL DATA

Years Ended (In Millions, Except Per Share Amounts and Employee Figures)	May 31, 2009	May 25, 2008	May 27, 2007	May 28, 2006	May 29, 2005

OPERATING RESULTS
Net sales	$1,460.4	$1,885.9	$1,929.9	$2,158.1	$1,913.1
Cost of sales	544.1	671.5	757.7	885.4	892.3
Gross margin	916.3	1,214.4	1,172.2	1,272.7	1,020.8
Operating expenses	733.1	705.3	682.5	607.2	621.9
Operating income	183.2	509.1	489.7	665.5	398.9
Interest (expense) income, net	(62.3)	(51.7)	38.9	31.8	15.9
Other non-operating (expense) income, net	(7.3)	(6.2)	2.0	(2.1)	(4.9)
Income before income taxes	113.6	451.2	530.6	695.2	409.9
Income tax expense (benefit)	40.3	118.9	155.3	246.0	(46.9)
Net income	$73.3	$332.3	$375.3	$449.2	$456.8
EARNINGS PER SHARE
Net income:
Basic	$0.32	$1.31	$1.17	$1.32	$1.29
Diluted	$0.31	$1.26	$1.12	$1.26	$1.22
Weighted-average common and potential common shares outstanding:
Basic	229.1	252.8	319.5	339.8	353.9
Diluted	235.1	264.3	334.2	357.0	373.9
FINANCIAL POSITION AT YEAR-END
Working capital	$811.6	$863.0	$991.5	$1,143.0	$1,229.2
Total assets	$1,963.3	$2,149.1	$2,246.8	$2,552.6	$2,545.7
Long-term debt	$1,227.4	$1,414.8	$20.6	$21.1	$23.0
Total debt	$1,289.9	$1,477.3	$20.6	$21.1	$23.0
Shareholders’ equity	$177.0	$196.9	$1,768.5	$1,967.6	$2,095.6
OTHER DATA
Research and development	$306.0	$363.0	$363.7	$326.6	$333.0
Capital additions	$83.7	$111.3	$106.6	$163.3	$96.6
Cash dividends declared and paid	$64.4	$50.6	$45.1	$34.2	$14.1
Number of employees (in thousands)	5.8	7.3	7.6	8.5	8.5

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part I of Form 10-K “Item 1A. Risk Factors” and the “outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A. of this Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended May 31, 2009.

Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance, energy-efficient analog and mixed-signal solutions. Many of these solutions are marketed under our PowerWise® brand. We are focused on the following:

•	marketing our extensive existing portfolio of general purpose analog products to a broad base of customers utilizing our established distribution channels and award winning design tools;
•	identifying and understanding the complex application specific system problems addressable by analog innovation;
•	providing energy efficient, analog-intensive solutions that enable customers to differentiate their products while reducing the power consumption of their systems;
•

targeting our analog solutions towards existing or emerging markets that can provide high growth and high returns; current examples would include wireless handsets (including smart phones), LED lighting, renewable energy, portable medical and communications infrastructure;

•	strengthening and deepening our relationships with customers; and
•	consistently delivering superior returns on invested capital to our shareholders.

Approximately 91 percent of our net sales in fiscal 2009 came from Analog segment products. Beyond the standard linear categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy-efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. One of our most recently launched products, the SolarMagic® power optimizer, was awarded the 2009 InterSolar Innovation Award. For more information on our business, see Part I, “Item 1. Business,” in this Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 53 percent of our semiconductor product sales were made to distributors in fiscal 2009, compared to approximately 54 percent in fiscal 2008 and approximately 55 percent in fiscal 2007. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends, and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $17.4 million in fiscal 2009, $25.1 million in fiscal 2008 and $33.9 million in fiscal 2007.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $2.6 million in fiscal 2009, $1.6 million in fiscal 2008 and $2.8 million in fiscal 2007. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

We classify long-lived assets as assets held for sale when the criteria have been met, as described under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset as an other current asset at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 31, 2009 our reporting units containing goodwill include our advanced power, high speed product, infrastructure power products, mobile devices power, performance power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123 (R)). We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of the cash award to be paid to each of our executive officers under retention arrangements approved by the Compensation Committee of our Board of Directors in November 2008 (See Note 14 to the Consolidated Financial Statements) is measured each reporting period and is calculated using the Monte Carlo valuation method.

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

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories as defined by WSTS. In fiscal 2009, approximately 91 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales were substantially lower in fiscal 2009 compared to sales in fiscal 2008 as we were negatively affected by the significant slowdown in the global economy. As factory utilization declined to 53 percent in fiscal 2009 from 67 percent in fiscal 2008 due to lower sales, our gross margin percentage was lower compared to fiscal 2008. Our performance in gross margin percentage is dependent on our sales mix of higher-value analog products, as well as manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

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

We repurchased a total of 6.2 million shares of our common stock for $128.4 million during fiscal 2009. These shares were repurchased in the open market in connection with the $500 million stock repurchase program announced in June 2007. The stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time.

We also continued with the dividend program in fiscal 2009, during which time we paid a total of $64.4 million in cash dividends. On June 11, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 13, 2009 to shareholders of record at the close of business on June 22, 2009.

The following table and discussion provide an overview of our operating results for fiscal 2009, 2008 and 2007:

Years Ended: (In Millions)	May 31, 2009	% Change		May 25, 2008	% Change		May 27, 2007

Net sales	$1,460.4	(22.6%	)	$1,885.9	(2.3%	)	$1,929.9

Operating income	$183.2			$509.1			$489.7
As a % of net sales	12.5%			27.0%			25.4%

Net income	$73.3			$332.3			$375.3
As a % of net sales	5.0%			17.6%			19.4%

Net income for fiscal 2009 includes $143.9 million for severance and restructuring expenses related to the actions taken to reduce overall expenses in response to weak economic conditions and related business levels. Those actions included workforce reductions (in November 2008 and March 2009) and the planned closures of our manufacturing facilities in Texas and China announced in March 2009 (See Note 6 to the Consolidated Financial Statements). Net income also includes a $2.9 million in-process R&D charge related to the acquisition of ActSolar, Inc. (See Note 7 to the Consolidated Financial Statements) and $2.7 million of other operating income (See Note 4 to the Consolidated Financial Statements).

These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2009 includes incremental tax expense of $16.7 million related to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by $15.0 million of tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold.

Net income for fiscal 2008 included $27.2 million for severance and restructuring expenses related to a factory modernization effort announced in January 2008 and a workforce reduction announced in April 2008 (See Note 6 to the Consolidated Financial Statements). Net income for fiscal 2008 also included $0.4 million of other operating income (See Note 4 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2008 included $31.9 million of tax benefits that arose primarily from the resolution of international tax inquiries, the expiration of statute of limitations associated with international tax matters and activities related to the manufacturing restructure and workforce reduction.

Net income for fiscal 2007 included an in-process R&D charge of $6.1 million related to the acquisition of Xignal (See Note 7 to the Consolidated Financial Statements), severance and restructuring expenses of $4.6 million (See Note 6 to the Consolidated Financial Statements) and $2.8 million of other operating income (See Note 4 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2007 included a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million was related to fiscal 2007 R&D expenses and $6.1 million was related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D tax credit was partially offset by the non-deductible nature of the in-process R&D charge related to the Xignal acquisition.

Net Sales

Years Ended: (In Millions)	May 31, 2009	% Change		May 25, 2008	% Change		May 27, 2007

Analog segment	$1,334.9	(21.3%	)	$1,695.9	3.9%		$1,632.8
As a % of net sales	91.4%			89.9%			84.6%

All others	$125.5	(33.9%	)	$190.0	(36.0%	)	$297.1
As a % of net sales	8.6%			10.1%			15.4%
Total net sales	$1,460.4			$1,885.9			$1,929.9
	100%			100%			100%

The chart above and the following discussion are based on our reportable segments described in Note 16 to the Consolidated Financial Statements. The information for fiscal 2008 and 2007 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2009.

Analog segment sales were lower in fiscal 2009 compared to fiscal 2008 due to lower overall demand from customers, particularly from customers in the wireless handset market, who were negatively affected by the sharp downturn in the overall global economy. These industry conditions have also caused a significant decline in new orders from our distributors, who service a number of customers across a broad range of industries and markets. Unit shipments in our Analog segment decreased 25 percent in fiscal 2009 compared to the volume shipped in fiscal 2008. Blended-average selling prices increased 5 percent in fiscal 2009 compared to fiscal 2008. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value products.

During fiscal 2009, business units within the Analog segment were reorganized into six operating segments which include advanced power, high-speed product, infrastructure power products, mobile devices power, performance power products and precision signal path business units. For purposes of this discussion, we have combined as one group the business units whose products are targeted for the power management market (advanced power, infrastructure power products, mobile devices power and performance power products). Net sales from this group in fiscal 2009 compared to fiscal 2008 decreased by 21 percent. Net sales from our high-speed product and precision signal path business units in fiscal 2009 compared to fiscal 2008 decreased by 15 percent and 26 percent, respectively.

As part of the reorganization of business units within the Analog segment, certain product families that were formerly included in the analog segment have been combined with a non-analog business unit to form a new operating segment which is now included in the category described as “All Others.” For other operating business units included in “All Others,” the decrease in sales for fiscal 2009 compared to fiscal 2008 was primarily due to declining sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units include sales generated from foundry and contract service arrangements.

For fiscal 2009, net sales in our geographic regions decreased compared to fiscal 2008 by 12 percent in the Americas, 25 percent in Europe, 22 percent in the Asia Pacific region and 43 percent in Japan. Regional sales as a percentage of total net sales in fiscal 2009 compared to fiscal 2008 were higher in the Asia Pacific region at 48 percent and the Americas at 23 percent, but dropped to 21 percent in Europe and 8 percent in Japan. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2009 was favorably affected by foreign currency exchange rate fluctuations primarily because the Japanese yen strengthened over the fiscal year against the dollar. Although the euro weakened over the fiscal year against the dollar, its effect on foreign currency-denominated sales in fiscal 2009 was immaterial. The overall effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since less than 20 percent of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

Although net sales for the company in total were lower in fiscal 2008 compared to fiscal 2007, net sales for our Analog segment in fiscal 2008 were slightly higher than in fiscal 2007 due to increased sales for new analog products, primarily in the wireless handset and personal mobile device markets where we experienced growth associated with feature-rich devices that utilize our analog solutions to enable features as well as to enhance power efficiency and battery life. Unit shipments of Analog segment products were 2 percent lower in fiscal 2008 compared to fiscal 2007, but this decline in volume was favorably offset by higher blended-average selling prices that increased 6 percent in fiscal 2008 over fiscal 2007. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value analog products.

Within the Analog segment, net sales from our power management business units in fiscal 2008 grew 9 percent compared to fiscal 2007. Net sales from our precision signal path business unit in fiscal 2008 also grew 3 percent compared to fiscal 2007. However, net sales from our high-speed product business unit decreased in fiscal 2008 by 8 percent compared to fiscal 2007.

The decline in net sales in fiscal 2008 compared to fiscal 2007 for other operating business units included in the category described as “All Others” was primarily driven by a significant decrease in foundry sales associated with previously sold businesses. This decline was consistent with our original plans and expectations.

For fiscal 2008, net sales in our geographic regions compared to fiscal 2007 decreased by 10 percent in the Americas and 8 percent in Japan, while remaining relatively flat in the Asia Pacific region and increasing by 3 percent in Europe. Regional sales as a percentage of total net sales in fiscal 2008 compared to fiscal 2007 were higher in the Asia Pacific region at 47 percent and Europe at 22 percent, while dropping to 20 percent in the Americas and 11 percent in Japan. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2008 was favorably affected by foreign currency exchange rate fluctuations as both the euro and Japanese yen strengthened over the fiscal year against the dollar. However, the effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since less than a quarter of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

Gross Margin

Years Ended: (In Millions)	May 31, 2009	% Change		May 25, 2008	% Change		May 27, 2007

Net sales	$1,460.4	(22.6%	)	$1,885.9	(2.3%	)	$1,929.9
Cost of sales	544.1	(19.0%	)	671.5	(11.4%	)	757.7
Gross margin	$916.3			$1,214.4			$1,172.2
As a % of net sales	62.7%			64.4%			60.7%

Our gross margin percentage decreased in fiscal 2009 compared to fiscal 2008 due to a decline in factory utilization caused by significantly lower sales. The decrease in gross margin percentage was somewhat offset by a favorable effect from lower expenses resulting from cost control measures. Despite a lower gross margin percentage, improved product mix of higher-margin analog products continues to have a positive influence on our performance in gross margin percentage. As part of that product mix improvement, our blended-average analog selling prices in fiscal 2009 were higher compared to fiscal 2008. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 53 percent in fiscal 2009 compared to 67 percent in fiscal 2008. Gross margin includes share-based compensation expense of $16.0 million in fiscal 2009 compared to $20.1 million in fiscal 2008.

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

Research and Development

Years Ended: (In Millions)	May 31, 2009	% Change		May 25, 2008	% Change		May 27, 2007

Research and development	$306.0	(15.7%	)	$363.0	(0.2%	)	$363.7
As a % of net sales	21.0%			19.2%			18.8%

The decrease in research and development expenses for fiscal 2009 compared to fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in November 2008 and in fiscal 2008 combined with lower annual payroll and employee benefits expenses. Fiscal 2009 expenses also reflect savings from reduced discretionary spending in response to the weakening economic environment during the same time frame. Share-based compensation expense included in R&D expense for fiscal 2009 was $24.3 million compared to $27.3 million in fiscal 2008. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

R&D expenses for fiscal 2009 exclude an in-process R&D charge of $2.9 million related to the acquisition of ActSolar, Inc. (See Note 7 to the Consolidated Financial Statements). The in-process R&D charge is included as a separate component of operating expenses in the consolidated statement of income for fiscal 2009.

Although R&D expenses in fiscal 2008 were at a comparable level to R&D expenses in fiscal 2007, we continued to increase our investment in research and development on analog product areas. A decrease in share-based compensation expenses more than offset higher spending in fiscal 2008 resulting from the acquisition of Xignal in January 2007, as well as higher payroll and employee benefits expenses. Share-based compensation expense was $31.7 million in fiscal 2007.

Selling, General and Administrative

Years Ended: (In Millions)	May 31, 2009	% Change		May 25, 2008	% Change	May 27, 2007

Selling, general and administrative	$283.0	(10.3%	)	$315.5	1.5%	$310.9
As a % of net sales	19.4%			16.7%		16.1%

Although selling, general and administrative expenses were lower in fiscal 2009 compared to fiscal 2008, SG&A expenses include credits of $7.7 million in fiscal 2009 and $6.2 million in fiscal 2008. These credits represent a reduction in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets in the plan. See discussion of the corresponding losses on the employees’ investment assets described in the paragraph, “Other Non-Operating (Expense) Income, Net.” Excluding the effect from the reduction in this liability associated with the deferred compensation plan, the decrease is primarily due to lower share-based compensation expense and lower annual payroll and employee benefit expenses which were partially offset by higher legal expenses related to intellectual property matters. Share-based compensation expense for fiscal 2009 included in SG&A expenses was $30.6 million compared to $42.3 million in fiscal 2008.

Selling, general and administrative expenses were higher in fiscal 2008 compared to fiscal 2007 primarily due to higher payroll and employee benefit expenses, which more than offset a decrease in share-based compensation expense. Share-based compensation expense was $58.8 million in fiscal 2007.

Severance and Restructuring Expenses Related to Cost Reduction Programs

Our fiscal 2009 results include a net charge of $143.9 million for severance and restructuring expenses related to the actions described below:

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide. In addition, we plan to further reduce headcount by approximately 875 over the next 12-18 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. As a result of these actions, we expect to incur total charges of approximately $150 million to $160 million, primarily for severance, asset disposals and other exit-related costs. We recorded $117.3 million in fiscal 2009, which includes severance costs of $59.7 million, asset impairment charges of $54.3 million and other exit-related costs of $3.3 million associated with closure and transfer activities incurred in fiscal 2009.

In November 2008, we announced a global workforce reduction that eliminated approximately 330 positions. We also closed two design centers located in the United States. As a result of this action, we recorded severance and restructuring expenses of $26.4 million in fiscal 2009, which includes severance costs of $25.5 million, other exit-related costs of $0.1 million and $0.8 million for the impairment of abandoned equipment.

In addition to the actions described above, we recorded a net charge of $0.3 million related to the workforce reduction and manufacturing restructure announced in fiscal 2008. This amount includes a $2.2 million charge for other exit-related costs that was partially offset by a recovery of $1.9 million. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

Our fiscal 2008 results included a net charge of $27.2 million for severance and restructuring expenses. We recorded $19.1 million primarily for severance and equipment impairment as part of an action announced in January 2008 to modernize our facilities and rationalize our capacity. We also recorded a charge of $9.6 million for severance related to a workforce reduction announced in April 2008 as part of our efforts to strategically align resources in connection with our focus on revenue growth in key market areas that require better power management and energy efficiency. In addition, severance and restructuring expenses for fiscal 2008 included a recovery of $1.5 million. See Note 6 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

Our fiscal 2007 results included a net charge of $4.6 million for severance and restructuring expenses arising from actions in Scotland and Texas related to the conversion and upgrading of our wafer-manufacturing capacity in those facilities. See Note 6 to the Consolidated Financial Statements for a more complete discussion of these actions and related charges.

Charge for Acquired In-Process Research and Development

In connection with the acquisition of ActSolar, Inc. in March 2009, we allocated $2.9 million of the total purchase price to the value of in-process R&D. This amount was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. See Note 7 to the Consolidated Financial Statements for a more complete discussion of the acquisition.

In connection with the acquisition of Xignal in fiscal 2007, we allocated $6.1 million of the total purchase price to the value of in-process R&D, which was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. See Note 7 to the Consolidated Financial Statements for a more complete discussion of the acquisition.

Interest Income

Years Ended: (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007

Interest income	$10.4	$33.8	$40.1

The decrease in interest income in fiscal 2009, 2008 and 2007 is due to lower interest rates on lower cash balances in each of those fiscal years.

Interest Expense

Years Ended: (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007

Interest expense	$72.7	$85.5	$1.2

The decrease in interest expense in fiscal 2009 compared to fiscal 2008 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

The increase in interest expense in fiscal 2008 compared to fiscal 2007 is due to substantially higher debt balances associated with the debt transactions completed in June and July 2007 as part of the financing for our accelerated stock repurchase (See Note 10 to the Consolidated Financial Statements for a more complete discussion).

Other Non-Operating (Expense) Income, Net

Years Ended: (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007

(Loss) gain on investments	$(7.3)	$(6.0)	$2.0
Charitable contribution	-	(0.2)	-
Total other non-operating (expense) income, net	$(7.3)	$(6.2)	$2.0

The components of other non-operating (expense) income, net are primarily derived from activities related to investment assets. The loss on investments in fiscal 2009 reflects a decline in the market value of the investment assets held in a trust for the employee deferred compensation plan, which is partially offset by a $0.4 million gain from a non-marketable investment not associated with the deferred compensation plan. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the same period include the related credit pertaining to the corresponding liability.

The loss on investments in fiscal 2008 reflects a decline in the market value of the investment assets described above, which was offset by a small gain from a non-marketable investment.

The gain on investments in fiscal 2007 reflects the change in unrealized holding gains and losses from trading securities, which is partially offset by impairment losses on non-marketable investments.

Income Tax Expense

Years Ended: (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007

Income tax expense	$40.3	$118.9	$155.3
Effective tax rate	35.5%	26.4%	29.3%

The effective tax rate was higher for fiscal 2009 compared to fiscal 2008, primarily due to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by the tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold (See Note 11 to the Consolidated Financial Statements).

The effective tax rate was lower for fiscal 2008 compared to fiscal 2007 due to an increase in tax benefits recognized that arose primarily from the resolution of international tax inquiries and the expiration of statute of limitations associated with international tax matters.

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

Our ability to realize the net deferred tax assets ($324.1 million at May 31, 2009) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Our ability to utilize these tax assets is dependent on future results and it is therefore possible that we will be unable to ultimately realize some portion or all of the benefits of these recognized deferred tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense under SFAS No. 123R, which totaled $70.9 million in fiscal 2009, $89.7 million in fiscal 2008 and $111.5 million in fiscal 2007. The overall decrease in our share-based compensation expense in each fiscal year is primarily due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that generally had higher computed fair values due mainly to the volatility component of the fair value computation. For further information and a description of our share-based compensation plans, see Note 1 and Note 14 to the Consolidated Financial Statements.

Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2009 was concentrated in U.K. pound sterling, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

Although there has been significant deterioration and instability in the financial markets, the credit quality of our investment portfolio (classified as cash and cash equivalents) remains very high. Our investment portfolio is mainly comprised of debt instruments that are with A/A2 or better rated issuers, of which the majority is rated AA-/Aa2 or better. We limit our exposure to any one counterparty by diversifying our investments and continually evaluating each counterparty’s relative credit standing. As of May 31, 2009, the total credit exposure from most single counterparties did not exceed $35 million with the exception of AAA rated government-backed bonds and deposits. Our debt instruments also have very short average maturities that are generally less than a month, and we have not encountered any delays or disruption in their redemptions or maturities nor have we experienced any losses in connection with our cash investments.

Approximately $500 million of our long-term debt has floating interest rates whereby an increase in the reference interest rate increases our interest expense and likewise, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the London Interbank Offered Rate, or LIBOR, of one percentage point would result in a corresponding change in our interest expense of up to approximately $5 million annually. Although interest rates decreased in fiscal 2009, there is no guarantee that rates will continue to decrease. Moreover, decreases in interest expense would be mitigated by decreases in interest income earned from our large cash portfolio. Likewise, if interest rates were to increase, it is likely that both our floating-rate debt interest expense and our interest income on cash would increase. The remainder of our long-term debt totaling approximately $775 million has fixed interest rates and is not affected by changes in interest rates. A series of decreases in interest rates has a significant effect on the amount of interest income we earn from our cash portfolio due to the short-term nature of the major portion of our cash portfolio. At the same time, interest expense would be positively affected since as noted above, a portion of our long-term debt has floating interest rates. A significant portion of the floating-interest-rate debt can be repaid at any time without incurring prepayment penalties.

A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and various other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $15 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed as of May 31, 2009.

Liquidity and Capital Resources

Years Ended: (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007

Net cash provided by operating activities	$360.8	$644.3	$618.3
Net cash used in investing activities	(81.7)	(102.0)	(8.4)
Net cash used in financing activities	(315.6)	(634.1)	(713.5)
Net change in cash and cash equivalents	$(36.5)	$(91.8)	$(103.6)

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2009, 2008 and 2007 are described below:

During fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital were mainly attributable to decreases in receivables and inventories. These positive changes were partially offset by the negative change from decreases in accounts payable and accrued expenses, as well as the decrease in other non-current liabilities from losses realized on the investment assets related to the employee deferred compensation plan and a contribution made to one of our defined benefit pension plans. In fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and a positive effect from changes in working capital components. Changes in working capital that had a positive effect were attributable to an increase in accounts payable and accrued expenses and decreases in inventories and other assets, which were partially offset by a decrease in other non-current liabilities. In fiscal 2007, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This was partially offset by a negative impact from changes in working capital components, primarily caused by a significant decrease in accounts payable and accrued expenses that was partially offset by decreases in receivables and inventories.

The primary use of cash for investing activities in fiscal 2009 was the purchase of property, plant and equipment of $83.7 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in fiscal 2008 was the purchase of property, plant and equipment of $111.3 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.6 million. The primary use of cash for investing activities in fiscal 2007 was for investment in property, plant and equipment of $106.6 million, mainly representing the purchase of machinery and equipment, and a business acquisition, net of cash acquired for $8.2 million. These amounts were offset by the sale and maturity of available-for-sale securities of $110.8 million.

The primary use of cash for financing activities in fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $187.6 million for principal payments on the unsecured bank term loan and $64.4 million for cash dividends. These amounts were partially offset by cash proceeds of $60.2 million from the issuance of common stock under employee benefits plans. The primary use of cash for financing activities in fiscal 2008 was for the repurchase of 85.9 million shares of our common stock for $2.1 billion, which included the delivery of 58.0 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were repurchased in the open market. We also used cash for financing activities for the payments of $50.6 million for cash dividends, $46.8 million on the unsecured bank term loan and $14.6 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1.5 billion (net of issuance costs) that came from new debt, which included $1.0 billion unsecured senior notes issued through a public offering and a $500.0 million unsecured credit facility with a consortium of banks funded in fiscal 2008. Cash proceeds also included $103.7 million from the issuance of common stock under employee benefit plans. Financing activities in fiscal 2008 also include an additional $1.5 billion of cash received from the unsecured bridge credit facility that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks. The primary use of cash for financing activities in fiscal 2007 was for the repurchase of 32.9 million shares of our common stock in the open market for $774.0 million, payments of $45.1 million for cash dividends and $8.7 million for software license obligations. These amounts were partially offset by proceeds of $103.1 million from the issuance of common stock under employee benefit plans.

In February 2009, we amended the credit agreement associated with our unsecured term loan with a consortium of banks. The amendment increased the interest rate to be, at our option, equal to either: (1) the London Interbank Offered Rate (LIBOR) plus an applicable margin of between 2.25 percent and 3.00 percent depending on our public debt ratings from Moody’s and S&P, or (2) an applicable margin of between 1.0 percent and 1.75 percent depending on our public debt ratings from Moody’s and S&P plus the greater of one of the following rates (a) the publicly-announced prime rate set by Bank of America and publicly announced as its prime rate, (b) the Federal Funds rate plus 0.50 percent or (c) LIBOR plus 1.25 percent. The amendment also reduced the minimum interest coverage ratio covenant beginning the first quarter of fiscal 2010 through the first quarter of fiscal 2011 and increased the maximum leverage ratio covenant beginning the third quarter of fiscal 2009 through the first quarter of fiscal 2011. The amendment also clarified the definition of consolidated adjusted EBITDA to allow further exclusion of certain restructuring expenses for purposes of such covenant calculations. In addition, we agreed to make a principal prepayment of $125.0 million, which was paid in March 2009 and reduced the amount of each of the last four installments due under the loan to $31.3 million from $62.5 million. We believe the amendment will enable us to be in compliance with the requirements of all covenants for the foreseeable future.

As of May 31, 2009, we had a balance of $127.4 million remaining available for future common stock repurchases under our stock repurchase program announced in June 2007. On June 11, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 13, 2009 to shareholders of record at the close of business on June 22, 2009.

We anticipate that our fiscal 2010 capital expenditures will be lower than the fiscal 2009 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. In connection with the cost reduction actions that we announced in March 2009, we expect to pay the majority of the related severance by the end of our fiscal 2010 first quarter. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2010, as well as the severance payments, and principal and interest payments due on our long-term debt. However, we cannot assure that if economic conditions were to substantially further deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

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

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 31, 2009:

	Payments due by period:
(In Millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Contractual obligations:
Long-term debt	$1,289.9	$62.5	$446.1	$406.3	$375.0

Operating lease obligations:
Non-cancelable operating leases	35.4	20.3	11.2	2.4	1.5

Purchase obligations:
CAD software licensing agreements	14.9	7.4	7.5	-	-
Other software licensing agreements	3.0	1.5	1.5	-	-
Industrial gas contracts	5.8	0.4	0.9	1.0	3.5
Other purchase obligations	7.9	4.1	3.8	-	-
Total	$1,356.9	$96.2	$471.0	$409.7	$380.0

Commercial commitments: Standby letters of credit under bank multicurrency agreement	$5.1	$4.3	$0.8	$-	$-

In addition, as of May 31, 2009, capital purchase commitments were $2.3 million.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” which replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement establishes the codification as the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities and is effective beginning in our second quarter of fiscal 2010. We do not expect the adoption of this statement to have any effect on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, but before financial statements are or are available to be issued. This statement is effective at the beginning of our first quarter of fiscal 2010 and we do not expect its adoption to have a significant effect on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the particular asset or liability subject to measurement have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate whether a transaction is not orderly since fair value is measured as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. In addition, this FSP requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP 157-4 is effective for us beginning in fiscal year 2010. We do not expect the adoption of this FSP to have a significant effect on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP requires interim disclosures about fair values of financial instruments that are within the scope of SFAS No. 107, “Disclosures about the Fair Value of Financial Instruments,” including disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments on an interim basis and any changes in methods and significant assumptions made during the period. This FSP is effective beginning in our first quarter of fiscal 2010. We do not expect the adoption of this FSP to have a significant effect on our consolidated financial statements.

In April 2009, the FASB also issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” This FSP requires an asset acquired or a liability assumed in a business combination that arises from a contingency to be recognized at fair value on the acquisition date if such fair value can be determined during the measurement period. If such fair value cannot be determined during the measurement period, the FSP requires that such asset or liability be recognized at the acquisition date if it is probable that the asset or liability existed or had been incurred at the acquisition date and the amount of the asset or liability can be reasonably estimated. This FSP is effective for the beginning of our fiscal 2010 at which time we will adopt its requirements. We are currently evaluating this FSP and have not yet determined its effect on our consolidated financial statements.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,”to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Guidance provided by this FSP relates to disclosures about investment policies and strategies, categories of plan assets, fair value measurements of plan assets and significant concentrations of risk. This FSP is effective beginning in our first quarter of fiscal 2010. We do not expect the adoption of this FSP to have a significant effect on our consolidated financial statements.

In November 2008, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) No. 08-6, "Equity Method Investment Accounting Considerations." The objective of this EITF is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. Principal clarifications relate to initial measurement of an equity method investment, decrease in investment value and change in level of ownership or degree of influence. EITF No. 08-6 is effective beginning in our first quarter of fiscal 2010 and earlier application is not permitted. The requirements under the EITF will be applied prospectively to equity method investments made by us beginning in fiscal 2010. We are currently evaluating EITF No. 08-6 and have not yet determined its effect on our consolidated financial statements.

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

In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” The FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings per Share.” The FSP is effective beginning in our first quarter of fiscal 2010 and early adoption is not permitted. Upon adoption of the FSP, all prior-period EPS data presented must be adjusted retrospectively (including interim financial statements, summaries of earnings and selected financial data). We are currently evaluating the requirements under this FSP and have not yet determined its effect, if any, on our calculation of earnings per share.

In June 2008, the FASB ratified the consensus reached on EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock." This EITF provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The EITF applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS No. 133. The EITF also applies to any freestanding financial instrument that is potentially settled in an entity's own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6–9 of SFAS No. 133, for purposes of determining whether the instrument is within the scope of EITF 00-19, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer's own stock. EITF No. 07-5 is effective beginning in our first quarter of fiscal 2010. Early application is not permitted by entities that have previously adopted an alternative accounting policy. We are currently evaluating the requirements of EITF No. 07-5 and have not yet determined its effect, if any, on our consolidated financial statements.

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

Outlook

In the fourth quarter of fiscal 2009, we saw signs of strengthening in our business, as new orders were up 30 percent sequentially after they had been down 25 percent sequentially in the preceding third quarter of fiscal 2009.

A portion of the improvement in new orders was attributable to higher turns orders, which represent orders received with delivery requested in the same quarter. While these turns orders came mostly from our distributors, we saw improvement in the amount of turns orders from our OEM customers. We also didn’t experience as many cancellations and rescheduling of orders as we did in the previous third quarter of fiscal 2009. Distributor inventories were reduced in the fourth quarter and we expect distributor inventories to remain low over the summer. As a result of the improvement in order activity, our opening backlog as we entered the first quarter of fiscal 2010 was higher than the level it was when we began the fourth quarter of fiscal 2009.

Considering all factors, including those described above, we provided guidance for net sales in the first quarter of fiscal 2010 to increase approximately 2 percent to 9 percent sequentially from the level achieved in the fourth quarter of fiscal 2009. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this projected level of sales. As a result of the higher net sales outlook, we anticipate that our wafer fabrication utilization will rise slightly in the first quarter of fiscal 2010. Consequently, we anticipate that our gross margin percentage will increase from what it was in the fourth quarter of fiscal 2009 depending on the sales level that we achieve. The projected gross margin for the first quarter of fiscal 2010 also includes approximately $4 million of share-based compensation expense that is expected to be in cost of sales. However, if there are further declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

As discussed earlier, we announced in March 2009 that we have taken actions to reduce overall expenses in response to economic conditions and related business levels. As part of the plan, we have eliminated approximately 850 positions worldwide, and the majority of the affected employees will depart before the end of the fourth quarter of fiscal 2009. In addition, we intend to further reduce headcount by approximately 875 over the next 12-18 months through the eventual closure of our manufacturing facilities in Texas and China in connection with our manufacturing consolidation plan. As a result of these actions, we expect to incur total charges of approximately $150 million to $160 million, primarily for severance, asset disposals and other exit-related costs, of which $117.3 million was recorded in fiscal 2009. The remainder of the charges will be incurred over the next 4 to 8 quarters.

In connection with this action, cash outlays incurred and expected to be incurred in aggregate are estimated to be in the range of $90 million to $100 million, of which approximately $55 million to $65 million is related to severance payments. Upon final completion of all activities associated with this action, the company expects to realize gross savings of $30 million to $40 million per quarter. These gross savings are in reference to spending levels the company was incurring prior to the announcement of this action.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See information/discussion appearing under the subcaption “Financial Market Risks” of Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and the information appearing in Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED BALANCE SHEETS

	May 31,	May 25,
(In Millions, Except Share Amounts)	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$700.3	$736.8
Receivables, less allowances of $18.7 in 2009 and $25.4 in 2008	71.7	137.3
Inventories	134.6	148.6
Deferred tax assets	72.6	82.9
Other current assets	108.0	66.0
Total current assets	1,087.2	1,171.6
Property, plant and equipment, net	461.8	557.3
Goodwill	61.5	60.5
Deferred tax assets, net	251.5	247.5
Other assets	101.3	112.2
Total assets	$1,963.3	$2,149.1
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$62.5	$62.5
Accounts payable	40.3	53.5
Accrued expenses	144.6	180.3
Income taxes payable	28.2	12.3
Total current liabilities	275.6	308.6
Long-term debt	1,227.4	1,414.8
Long-term income taxes payable	162.6	143.4
Other non-current liabilities	120.7	85.4
Total liabilities	1,786.3	1,952.2
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $0.50 par value. Authorized 1,000,000 shares.	-	-
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding 232,605,355 in 2009 and 232,587,464 in 2008	116.3	116.3
Additional paid-in-capital	67.6	-
Retained earnings	116.8	167.4
Accumulated other comprehensive loss	(123.7)	(86.8)
Total shareholders’ equity	177.0	196.9
Total liabilities and shareholders’ equity	$1,963.3	$2,149.1

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years Ended	May 31,	May 25,	May 27,
(In Millions, Except Per Share Amounts)	2009	2008	2007

Net sales	$1,460.4	$1,885.9	$1,929.9
Cost of sales	544.1	671.5	757.7
Gross margin	916.3	1,214.4	1,172.2

Research and development	306.0	363.0	363.7
Selling, general and administrative	283.0	315.5	310.9
Severance and restructuring expenses	143.9	27.2	4.6
In-process research and development charge	2.9	-	6.1
Other operating income, net	(2.7)	(0.4)	(2.8)
Operating expenses	733.1	705.3	682.5

Operating income	183.2	509.1	489.7
Interest income	10.4	33.8	40.1
Interest expense	(72.7)	(85.5)	(1.2)
Other non-operating (expense) income, net	(7.3)	(6.2)	2.0
Income before income taxes	113.6	451.2	530.6
Income tax expense	40.3	118.9	155.3
Net income	$73.3	$332.3	$375.3

Earnings per share:
Basic	$0.32	$1.31	$1.17
Diluted	$0.31	$1.26	$1.12

Weighted-average common and potential common shares outstanding:
Basic	229.1	252.8	319.5
Diluted	235.1	264.3	334.2

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended	May 31,	May 25,	May 27,
(In Millions)	2009	2008	2007

Net income	$73.3	$332.3	$375.3

Other comprehensive (loss) income, net of tax:
Unrealized gain on available-for-sale securities	-	-	0.3
Defined benefit pension plans:
Reclassification adjustment for the amortization of transition asset included in net periodic pension cost	(0.2)	(0.1)	(0.1)
Recognition of actuarial (loss) gain arising during the period	(36.5)	27.4	19.9
Plan settlement	-	(0.4)	-
Retirement health plan:
Recognition of prior service costs upon implementation of new plan	(0.2)	-	-
Derivative instruments:
Unrealized gain (loss) on cash flow hedges	-	0.1	(0.1)
Other comprehensive (loss) income	(36.9)	27.0	20.0
Comprehensive income	$36.4	$359.3	$395.3

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In Millions, Except Per Share Amount)	Common Stock			Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Additional Paid-In Capital
Balance at May 28, 2006	335.7	$167.8	$504.2	$1,417.7	$(8.6)	$(113.5)	$1,967.6
Net income	-	-	-	375.3	-	-	375.3
Cash dividend declared and paid ($0.14 per share)	-	-	-	(45.1)	-	-	(45.1)
Issuance of common stock under option and purchase plans	7.3	3.7	99.3	-	-	-	103.0
Issuance of restricted stock	0.2	0.1	(0.1)	-	-	-	-
Cancellation of restricted stock	-	-	(1.4)	-	-	-	(1.4)
Share-based compensation cost	-	-	113.8	-	-	-	113.8
Elimination of unearned compensation upon adoption of SFAS No. 123R	-	-	(8.6)	-	8.6	-	-
Tax benefit associated with stock options	-	-	29.6	-	-	-	29.6
Purchase and retirement of treasury stock	(32.9)	(16.5)	(736.8)	(20.7)	-	-	(774.0)
Other comprehensive income	-	-	-	-	-	20.0	20.0
Unadjusted balance at May 27, 2007	310.3	155.1	-	1,727.2	-	(93.5)	1,788.8
Effect upon the adoption of SFAS No. 158, net of tax	-	-	-	-	-	(20.3)	(20.3)
Balance at May 27, 2007	310.3	155.1	-	1,727.2	-	(113.8)	1,768.5
Cumulative effect adjustment upon adoption of FIN 48	-	-	-	37.1	-	-	37.1
Net income	-	-	-	332.3	-	-	332.3
Cash dividend declared and paid ($0.20 per share)	-	-	-	(50.6)	-	-	(50.6)
Issuance of common stock under option and purchase plans	7.6	3.9	99.8	-	-	-	103.7
Issuance of stock under Executive Officer Equity Plan	1.0	0.5	(0.5)	-	-	-	-
Cancellation of restricted stock	(0.4)	(0.2)	(14.4)	-	-	-	(14.6)
Share-based compensation cost	-	-	89.4	-	-	-	89.4
Tax benefit associated with stock options	-	-	27.6	-	-	-	27.6
Purchase and retirement of treasury stock	(85.9)	(43.0)	(201.9)	(1,878.6)	-	-	(2,123.5)
Other comprehensive income	-	-	-	-	-	27.0	27.0
Balance at May 25, 2008	232.6	116.3	-	167.4	-	(86.8)	196.9
Effect upon the adoption of SFAS No. 158 for change in
measurement date, net of tax		-	-	(0.6)	-	-	(0.6)
Net income	-	-	-	73.3	-	-	73.3
Cash dividend declared and paid ($0.28 per share)	-	-	-	(64.4)	-	-	(64.4)
Issuance of common stock under option and purchase plans	6.2	3.1	59.1	-	-	-	62.2
Cancellation of restricted stock	-	-	(0.4)	-	-	-	(0.4)
Share-based compensation cost	-	-	67.2	-	-	-	67.2
Tax benefit associated with stock options	-	-	8.1	-	-	-	8.1
Purchase and retirement of treasury stock	(6.2)	(3.1)	(125.3)	-	-	-	(128.4)
Treasury stock retirement in excess of additional paid-in capital	-	-	58.9	(58.9)	-	-	-
Other comprehensive income	-	-	-	-	-	(36.9)	(36.9)
Balance at May 31, 2009	232.6	$116.3	$67.6	$116.8	$-	$(123.7)	$177.0

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended (In Millions)	May 31, 2009	May 25, 2008	May 27, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73.3	$332.3	$375.3
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	119.8	132.7	144.7
Share-based compensation expense	70.9	89.7	111.5
Excess tax benefit from share-based payment arrangements	(5.0)	(17.0)	(12.6)
Tax benefit associated with stock options	8.1	27.6	29.6
Deferred tax provision (benefit)	21.2	5.1	(16.2)
Loss (gain) on investments	7.3	6.0	(2.0)
Loss on disposal of equipment	0.4	2.0	0.7
Impairment of equipment and other assets	55.1	4.5	-
Non-cash restructuring recovery	(2.0)	(3.3)	-
In-process research and development charge	2.9	-	6.1
Other, net	0.7	4.0	2.4
Changes in certain assets and liabilities, net:
Receivables	65.2	13.3	57.9
Inventories	13.5	27.1	15.7
Other current assets	2.9	23.3	7.9
Accounts payable and accrued expenses	(38.9)	46.0	(126.0)
Income taxes payable	(8.5)	(18.4)	18.9
Other non-current liabilities	(26.1)	(30.6)	4.4
Net cash provided by operating activities	360.8	644.3	618.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(83.7)	(111.3)	(106.6)
Sale of equipment	1.1	16.6	1.2
Sale and maturity of available-for-sale securities	-	-	110.8
Sale of investments	0.4	0.2	-
Business acquisition, net of cash acquired	(4.5)	-	(8.2)
Funding of benefit plan	(6.4)	(5.4)	(9.4)
Redemption and realized net losses (gains) of benefit plan	11.6	(0.2)	0.9
Other, net	(0.2)	(1.9)	2.9
Net cash used in investing activities	(81.7)	(102.0)	(8.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured senior notes, net of issuance costs of $7.1 million	-	992.9	-
Proceeds from bank borrowings, net of issuance costs of $3.5 million	-	1,996.5	-
Repayment of bank borrowing	(187.6)	(1,546.8)	-
Payment on software license obligations	-	(8.7)	(8.7)
Excess tax benefit from share-based payment arrangements	5.0	17.0	12.6
Issuance of common stock	60.2	103.7	103.1
Payroll taxes paid on behalf of employees	(0.4)	(14.6)	(1.4)
Purchase and retirement of treasury stock	(128.4)	(2,123.5)	(774.0)
Cash dividends declared and paid	(64.4)	(50.6)	(45.1)
Net cash used in financing activities	(315.6)	(634.1)	(713.5)
Net change in cash and cash equivalents	(36.5)	(91.8)	(103.6)
Cash and cash equivalents at beginning of year	736.8	828.6	932.2
Cash and cash equivalents at end of year	$700.3	$736.8	$828.6

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance energy-efficient analog and mixed-signal solutions. These solutions are marketed under our PowerWise® brand. Energy-efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions.

Basis of Presentation

The consolidated financial statements include National Semiconductor Corporation and our majority-owned subsidiaries. All significant intercompany transactions are eliminated in consolidation.

Our fiscal year ends on the last Sunday of May. For our fiscal year ended May 31, 2009, we had a 53-week year. Operating results for this additional week are considered immaterial to our consolidated results of operations for fiscal 2009. For fiscal years ended May 25, 2008 and May 27, 2007, we had 52-week years.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 53 percent of our semiconductor product sales were made to distributors in fiscal 2009, compared to approximately 54 percent in fiscal 2008 and approximately 55 percent in fiscal 2007. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances.

In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. In general, distributors do not have the right to return product, except under customary warranty provisions. The programs we offer to our distributors could include one or both of the following:

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

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $17.4 million in fiscal 2009, $25.1 million in fiscal 2008 and $33.9 million in fiscal 2007.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $2.6 million in fiscal 2009, $1.6 million in fiscal 2008 and $2.8 million in fiscal 2007. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 31, 2009, we have seven reporting units that contain goodwill.

We evaluate goodwill for impairment on an annual basis and whenever events or changes in circumstance indicate that it is more likely than not that an impairment loss has been incurred. We assess the impairment of goodwill annually in our fourth fiscal quarter, which has been selected as the period for our recurring evaluation for all reporting units. Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units.

Impairment of Long-lived Assets

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

We classify long-lived assets as assets held for sale when the criteria have been met, as described under SFAS No. 144. Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset as an other current asset at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

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

For all years presented, the reported net income was used as the numerator in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions, except exercise prices)	2009	2008	2007

Weighted-average common shares outstanding used
for basic earnings per share	229.1	252.8	319.5
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	6.0	11.5	14.7

Weighted-average common and potential common shares
outstanding used for diluted earnings per share	235.1	264.3	334.2

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	41.9	23.0	20.6

Weighted-average exercise price	$23.25	$27.26	$26.46

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For fiscal 2009, 2008 and 2007, respectively, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the year. Shares related to outstanding stock options at May 31, 2009 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars in selling, general and administrative expenses. We also include gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income were net foreign currency losses of $3.4 million in fiscal 2009 and $1.6 million in fiscal 2007. Net income in fiscal 2008 included a net foreign currency gain of $2.1 million.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with an original maturity of three months or less. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 12 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants. We had deferred compensation plan assets of $40.9 million at May 31, 2009 and $53.7 million at May 25, 2008, which are included in other assets. In connection with these trading securities, we recorded net losses of $7.7 million in fiscal 2009 and $6.2 million in fiscal 2008. In fiscal 2007 we recorded a net gain of $3.2 million. There is an offset for the same amounts included in SG&A expenses in fiscal 2009, 2008 and 2007, respectively, that represents the corresponding change in the liability associated with the employee deferred compensation plan due to the change in market value of these trading securities.

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

We record all derivative instruments on the balance sheet at fair value. Gains or losses resulting from changes in the values of these derivatives are accounted for based on the use of the derivative and whether it qualifies for hedge accounting. See Note 3 to the Consolidated Financial Statements for a full description of our hedging activities and related accounting policies.

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

The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of these awards is recognized on a straight-line basis over the vesting period. The fair value of the cash award to be paid to each of our executive officers under retention arrangements approved by the Compensation Committee of our Board of Directors in November 2008 (See Note 14 to the Consolidated Financial Statements) is measured each reporting period and is calculated using the Monte Carlo valuation method.

The compensation expense for share-based awards is based on awards that are expected to vest and is reduced for estimated forfeitures. We apply an annual forfeiture rate that is determined based on historical forfeitures. Our estimated forfeiture rate is evaluated each reporting period and, taking into consideration all available evidence both before and after the reporting date, we make appropriate adjustments. This forfeiture rate represents the awards expected to be forfeited each year and results in the recognition of share-based compensation expense over the vesting period for those awards that vest. For fiscal 2009, 2008 and 2007, forfeiture rates of 7.7 percent, 6.2 percent and 5.1 percent, respectively, were applied for share-based compensation expense related to employee stock options (excluding officers).

Share-based compensation expense included in operating results for fiscal 2009, 2008 and 2007 is presented in the following table:

(In Millions, Except Per Share Amounts)	2009	2008	2007

Cost of sales:
Gross compensation	$15.5	$19.8	$23.3
Capitalized in inventory during the period	(13.0)	(16.0)	(17.6)
Realized from inventory during the period	13.5	16.3	15.3
	16.0	20.1	21.0
Research and development	24.3	27.3	31.7
Selling, general and administrative	30.6	42.3	58.8
Total share-based compensation included in income before taxes	70.9	89.7	111.5
Income tax benefit	(21.0)	(26.7)	(33.4)
Total share-based compensation, net of tax, included in net income	$49.9	$63.0	$78.1
Share-based compensation effects on
earnings per share:
Basic	$0.22	$0.25	$0.24
Diluted	$0.21	$0.24	$0.23

Share-based compensation capitalized in inventory	$1.5	$2.0	$2.3

Total gross share-based compensation	$70.4	$89.4	$113.8

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 increased our total share-based compensation expense by including the recognition of new share-based compensation expense arising from our stock option and stock purchase plans, which was not required under APB No. 25. Upon the adoption of SFAS No. 123(R), the effect on operating results in fiscal 2007 was a reduction in income before taxes and net income of $90.3 million and $64.5 million, respectively, from the amounts they would have been under the previous accounting standard. Corresponding basic earnings per share in fiscal 2007 was reduced by $0.20 and diluted earnings per share was reduced by $0.19 in fiscal 2007.

The fair value of share-based awards to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	2009	2008	2007

Stock Options
Expected life (in years)	3.7	4.1	4.1
Expected volatility	45%	33%	37%
Risk-free interest rate	2.4%	4.6%	5.1%
Dividend yield	1.4%	0.6%	0.5%

Stock Purchase Rights
Expected life (in years)	0.7	0.7	0.8
Expected volatility	39%	35%	37%
Risk-free interest rate	1.8%	3.5%	4.9%
Dividend yield	1.4%	0.8%	0.5%

The fair value of cash awards in connection with the executive officer retention arrangements (See Note 14 to the Consolidated Financial Statements) was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions:

2009

Executive Officer Retention Awards:
Closing stock price	$13.88
Expected life (in years)	2.0
Expected volatility	60%
Risk-free interest rate	0.9%
Dividend yield	2.0%

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officers retention arrangement are near-the-money and at the closing price of our common stock on the last day of the quarter and have terms of two years. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

The weighted-average fair value of stock options granted during fiscal 2009, 2008 and 2007 was $5.83, $8.49 and $8.14 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $5.05, $6.78 and $6.76 per share for fiscal 2009, 2008, and 2007, respectively.

Under our equity compensation plans, employees who retire from the company and meet certain conditions set forth in the plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. Prior to fiscal 2007, we historically recognized compensation costs of these options using the nominal vesting period approach for pro forma reporting purposes. SFAS No. 123(R) specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Upon adoption of SFAS No. 123(R), we changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that were granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $6.8 million in fiscal 2009, $14.2 million in fiscal 2008 and $19.5 million in fiscal 2007.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2009 presentation. Net operating results have not been affected by these reclassifications.

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

We measure fair value to record our cash equivalents, the deferred compensation plan assets and the corresponding deferred compensation plan liability. The measurement of fair value for our long-term debt is used to provide annual disclosure in accordance with SFAS No. 107, “Disclosure about Fair Value of Financial Instruments,” and is not used to record the carrying value of our long-term debt. See Note 10 to the Consolidated Financial Statements for fair value of long-term debt.

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

As of May 31, 2009, assets and liabilities measured at fair value on a recurring basis include only the following level 1 assets and liabilities:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

ASSETS
Institutional money-market funds	$368.4
Investment funds – Deferred compensation plan assets	40.9
Total assets measured at fair value	$409.3

LIABILITIES
Deferred compensation plan liability	$40.9
Total liabilities measured at fair value	$40.9

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the fiscal year is used to determine its fair value and the fair value of the corresponding deferred compensation plan liability. We continued to make investments in commercial paper during fiscal 2009. However, all of our investments in commercial paper matured prior to May 31, 2009.

Note 3. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 31, 2009, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of one year or less have a rating of A1/P1 or better.

Our cash equivalents consisted of the following as of May 31, 2009 and May 25, 2008:

(In Millions)	2009	2008

CASH EQUIVALENTS
Available-for-sale securities:
Institutional money market funds	$368.4	$242.6
Commercial paper	-	109.9
	368.4	352.5
Held-to-maturity securities:
Bank time deposits	187.6	179.0
Total cash equivalents	$556.0	$531.5

Although our non-marketable investments had no carrying value at May 31, 2009 and May 25, 2008, we still hold stock in certain non-publicly traded companies. As a result, we recognized gross realized gains of $0.4 million in fiscal 2009 and $0.2 million in fiscal 2008 from certain of our non-marketable investments. There were no gross realized gains in fiscal 2007, but we recognized impairment losses of $1.2 million from non-marketable investments.

Derivative Financial Instruments

The objective of our foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash inflow in relation to non-U.S. dollar currency movements. We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are matched at inception to the related foreign currency exposures that are being hedged. Exposures which are hedged include sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within three months.

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

Beginning in fiscal 2008, derivative instruments used to hedge exposures to variability in expected future foreign denominated cash flows are no longer designated as cash flow hedges. For derivative instruments that were designated and qualified as cash flow hedges prior to fiscal 2008, we recorded the effective portion of the gains or losses in the derivative instrument in accumulated other comprehensive loss as a separate component of shareholders’ equity and reclassified amounts into earnings in the period when the hedged transaction affected earnings. The effective portion of all changes in these derivative instruments is reported in the same financial statement line item as the changes in the hedged item. For derivative instruments that do not meet the designation for accounting hedges, gains or losses on the derivative instrument are immediately recorded in earnings.

The following table provides information about realized gains (losses) associated with our derivative financial instruments:

(In Millions)	2009	2008	2007

DERIVATIVE FINANCIAL INSTRUMENTS
Instruments without hedge accounting designation:
Forward contracts	$2.4	$-	$1.1
Purchased options	(0.2)	(0.6)	-
Cash flow hedges	-	-	(0.7)
Total realized gains (losses)	$2.2	$(0.6)	$0.4

Fair Value and Notional Principal of Derivative Financial Instruments

All of the foreign exchange contracts that we entered into during fiscal 2009 expired by May 31, 2009. At May 25, 2008, we had purchased options with a notional principal of $9.0 million. The carrying value, fair value and credit risk amounts for these purchased options were immaterial.

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top tencustomers combined represented approximately 60 percent of total accounts receivable at May 31, 2009 and approximately 58 percent of total accounts receivable at May 25, 2008.

Net sales to major customers as a percentage of total net sales were as follows:

	2009	2008	2007

Distributor:
Avnet	15%	15%	14%
Arrow	13%	12%	13%

OEM:
Nokia	*	11%	*

* less than 10%

Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 4. Consolidated Financial Statement Details

Consolidated Balance Sheets (In Millions)	2009	2008

RECEIVABLE ALLOWANCES
Doubtful accounts	$1.1	$1.3
Returns and allowances	17.6	24.1
Total receivable allowances	$18.7	$25.4

INVENTORIES
Raw materials	$5.0	$8.9
Work in process	81.6	93.7
Finished goods	48.0	46.0
Total inventories	$134.6	$148.6

CURRENT ASSETS
Prepaid income taxes	$71.1	$42.6
Prepaid expenses	31.2	22.8
Other	5.7	0.6
Total current assets	$108.0	$66.0

PROPERTY, PLANT AND EQUIPMENT
Land	$29.7	$29.8
Buildings and improvements	536.4	531.5
Machinery and equipment	1,825.4	1,926.3
Internal-use software	83.1	101.1
Construction in progress	30.7	37.8
Total property, plant and equipment	2,505.3	2,626.5
Less accumulated depreciation and amortization	(2,043.5)	(2,069.2)
Property, plant and equipment, net	$461.8	$557.3

OTHER ASSETS
Deposits	$7.1	$16.1
Debt issuance costs	8.2	8.7
Income tax receivable	35.2	20.0
Deferred compensation plan assets	40.9	53.7
Other	9.9	13.7
Total other assets	$101.3	$112.2

ACCRUED EXPENSES
Payroll and employee related	$39.5	$100.5
Accrued interest payable	24.9	25.4
Severance and restructuring expenses	44.4	15.3
Other	35.8	39.1
Total accrued expenses	$144.6	$180.3

OTHER NON-CURRENT LIABILITIES
Accrued pension cost	$52.7	$13.9
Deferred compensation plan liability	40.9	53.7
Other	27.1	17.8
Total other non-current liabilities	$120.7	$85.4

Consolidated Balance Sheets (In Millions)	2009	2008

ACCUMULATED OTHER COMPREHENSIVE LOSS
Defined benefit pension plans	$(123.5)	$(86.8)
Other	(0.2)	-
Accumulated other comprehensive loss	$(123.7)	$(86.8)

Consolidated Statements of Income
(In Millions)	2009	2008	2007

OTHER OPERATING INCOME, NET
Net intellectual property income	$(2.7)	$(0.6)	$(1.8)
Gain on sale of manufacturing plant assets	-	(3.1)	-
Litigation settlement	-	3.3	-
Other	-	-	(1.0)
Total other operating income, net	$(2.7)	$(0.4)	$(2.8)

OTHER NON-OPERATING (EXPENSE) INCOME, NET
Net (loss) gain on marketable and other investments, net:
Trading securities:
Change in unrealized holding gains/losses, net	$(7.7)	$(6.2)	$3.2
Non-marketable investments:
Gain from sale	0.4	0.2	-
Impairment losses	-	-	(1.2)
Total net (loss) gain on marketable and other investments, net	(7.3)	(6.0)	2.0
Charitable contribution	-	(0.2)	-
Total other non-operating (expense) income, net	$(7.3)	$(6.2)	$2.0

Note 5. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(In Millions)	2009	2008	2007

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$70.8	$58.5	$1.1
Income taxes	$24.3	$117.3	$128.3

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$0.4	$14.6	$1.4
Acquisition of software license under long-term contracts	$3.3	$-	$0.8
Reduction in goodwill to recognize acquired tax asset	$-	$3.1	$-

Note 6. Cost Reduction Programs and Restructuring of Operations

Fiscal 2009

We recorded a net charge of $143.9 million for severance and restructuring expenses in fiscal 2009. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$45.7	$59.7
Impairment of equipment and other assets	-	54.3	54.3
Other exit-related costs	-	3.3	3.3
	14.0	103.3	117.3
November 2008 workforce reduction:
Severance	9.8	15.7	25.5
Impairment of equipment	0.7	0.1	0.8
Other exit-related costs	0.1	-	0.1
	10.6	15.8	26.4
Fiscal 2008 workforce reduction and manufacturing restructure:
Other exit-related costs	-	2.2	2.2
Gain on sale of equipment	-	(0.5)	(0.5)
Release of reserves:
Severance	(1.1)	(0.3)	(1.4)
	(1.1)	1.4	0.3
Release of reserves related to other prior actions:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses	$23.5	$120.4	$143.9

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in areas such as product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of the fiscal year and severance amounts are generally paid 30-60 days after the employee’s actual departure date. In addition, we plan to further reduce headcount by approximately 875 over the next 12-18 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. As a result of these actions, we expect to incur total charges of approximately $150 million to $160 million, primarily for severance, asset disposals and other exit-related costs. We recorded $117.3 million in fiscal 2009, which includes severance costs of $59.7 million, asset impairment charges of $54.3 million and other exit-related costs of $3.3 million associated with closure and transfer activities incurred in fiscal 2009. Included in the asset impairment charges is $9.8 million related to the modification of a CAD software license that reduced the volume of licenses available for use by the company.

In November 2008, we announced a global workforce reduction that eliminated approximately 330 positions in response to the uncertain business climate at that time. These positions were primarily in non-manufacturing functions in our product line, marketing and sales, and general administrative operations. In addition to the workforce reduction, we closed two design centers located in the United States. As a result of this action, we recorded severance and restructuring expenses of $26.4 million in fiscal 2009, which represents the total amount expected to be incurred. This amount includes severance costs of $25.5 million, other exit-related costs of $0.1 million and $0.8 million for the impairment of abandoned equipment.

In addition to the actions described above, we recorded a net charge of $0.3 million related to the workforce reduction and manufacturing restructure announced in fiscal 2008. All activities related to these actions have now been completed. This amount includes a $2.2 million charge for other exit-related costs primarily incurred in connection with dismantling and removing equipment. This charge was partially offset by a recovery of $1.9 million, which includes $1.4 million primarily due to an adjustment to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations and a gain of $0.5 million from the subsequent sale of some of the equipment that had been previously written down. Since this net charge relates to actions announced in fiscal 2008, total cumulative charges (including the charges incurred in fiscal 2008) through May 31, 2009 for these actions is presented in the following table:

(In Millions)	Analog Segment	All Others	Total

Fiscal 2008 workforce reduction and manufacturing restructure:
Severance	$5.4	$16.0	$21.4
Other exit-related costs	-	5.4	5.4
Impairment of equipment	-	4.5	4.5
Gain on sale of equipment	-	(2.3)	(2.3)

Total cumulative severance and restructuring expenses for fiscal 2008
workforce reduction and manufacturing restructure	$5.4	$23.6	$29.0

Fiscal 2008

We recorded a net charge of $27.2 million for severance and restructuring expenses in fiscal 2008. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Workforce reduction:
Severance	$6.5	$3.1	$9.6

Manufacturing restructure:
Severance	-	13.2	13.2
Other exit-related costs	-	3.2	3.2
Impairment of equipment	-	4.5	4.5
Gain from sale of equipment	-	(1.8)	(1.8)
	-	19.1	19.1
Release of reserves:
Other exit-related costs	-	(1.5)	(1.5)
Total severance and restructuring expenses	$6.5	$20.7	$27.2

In April 2008, we announced a workforce reduction that eliminated approximately 128 positions across the company, primarily in product line and support functions as part of our effort to strategically align resources in connection with our focus on accelerating revenue growth in key market areas that require better power management and energy efficiency. As a result of this action, we recorded a charge of $9.6 million for severance.

In January 2008, we announced that we would dispose of certain manufacturing equipment and reduce the workforce at our wafer fabrication facilities as part of an action to modernize our facilities and rationalize our capacity. Substantially all activities related to this action were completed by the end of calendar 2008. In connection with this action, we eliminated approximately 200 positions, primarily at our manufacturing plants located in Arlington, Texas; South Portland, Maine; and Greenock, Scotland. As a result, we recorded a total charge of $19.1 million. Of this amount, $13.2 million was for severance and $3.2 million was other exit-related costs for dismantling and removing equipment. This amount also included $4.5 million for the impairment of equipment. These charges were partially offset by a $1.8 million gain recognized upon the subsequent sale of some of the equipment.

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

Fiscal 2007

We recorded a charge of $4.6 million for severance and restructuring expenses in fiscal 2007. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Severance and restructuring expenses:
Greenock capacity upgrade:
Severance	$-	$1.3	$1.3
Texas capacity conversion:
Severance	0.3	2.4	2.7
Other exit-related costs	-	0.6	0.6
Total severance and restructuring expenses	$0.3	$4.3	$4.6

In late fiscal 2006, we began upgrading the wafer-manufacturing capacity at our facility in Greenock, Scotland to specifically support our high-value, high-performance analog products. This significant capital investment project was focused on aligning our manufacturing capabilities with expected future demand and on improving equipment productivity and efficiency in the factory. The improvement in manufacturing efficiency was expected to reduce the direct labor requirements for the Greenock operation. As a result, in November 2006 we terminated 33 employees who were a part of the manufacturing workforce in the Greenock facility. In connection with this action, we recorded a $1.3 million charge for severance.

We also began the conversion of certain wafer-manufacturing capacity at our Texas facility from 150mm to 200mm wafer-manufacturing capacity to support our high-value, high-performance analog products. Similar to the objectives of the capital investment project in Scotland, this conversion was expected to reduce product cost, as well as improve equipment productivity and substantially reduce direct labor requirements for our Texas operation. Equipment conversion started in June 2006 and was completed in the first half of fiscal 2008. The conversion activity included a workforce reduction of 87 employees in Texas. As a result, we recorded a $2.7 million charge for severance, which included severance for the affected Texas employees, as well as severance associated with other minor workforce reductions in support areas.

In addition to these severance charges, we recorded $0.6 million for exit-related costs that were incurred under a lease obligation associated with a facility closure that occurred as part of a prior cost reduction action.

Summary of Activities

The following table provides a summary of the activities related to our severance and restructuring accruals during fiscal 2009, 2008, and 2007:

(In Millions)	Fiscal 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions In Prior Years		Total
	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs

Balance at May 28, 2006			$8.5	$5.5	$14.0
Cost reduction charges			4.0	0.6	4.6
Cash payments			(12.0)	(0.5)	(12.5)
Exchange rate adjustment			-	0.6	0.6
Balance at May 27, 2007			0.5	6.2	6.7
Cost reduction charges			22.8	3.2	26.0
Cash payments			(8.8)	(7.1)	(15.9)
Release of residual reserves			-	(1.5)	(1.5)
Balance at May 25, 2008			14.5	0.8	15.3
Cost reduction charges	$85.2	$3.4	-	2.2	90.8
Cash payments	(42.3)	(2.2)	(13.0)	(2.7)	(60.2)
Release of residual reserves	-	-	(1.4)	(0.1)	(1.5)
Balance at May 31, 2009	$42.9	$1.2	$0.1	$0.2	$44.4

During fiscal 2009 we paid severance to 1,206 employees, most of which related to the workforce reductions announced in fiscal 2009. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the planned closures of our manufacturing facilities in Texas and China, as well as expenses for equipment removal related to the manufacturing restructure announced in fiscal 2008.

The balances at May 31, 2009 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the actions described above. Payments for the remaining $42.9 million of severance balances are expected to be paid over the next 12-20 months as we complete the closures of our two manufacturing facilities. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 7. Acquisition

In March 2009, we acquired ActSolar, Inc. (“ActSolar”), a privately-held solar energy company that provides power optimization solutions for commercial and utility-scale solar installations. The acquisition of ActSolar is intended to expand our portfolio of power optimization technologies along with the acquisition of new diagnostics and panel monitoring capabilities for solar arrays. The acquisition was accounted for using the purchase method of accounting with a purchase price of $4.8 million for all of the outstanding shares of the company’s common stock. As a result, we recorded a $2.9 million in-process R&D charge in fiscal 2009. The remainder of the purchase price was allocated to net liabilities of $0.5 million, amortizable intangible assets of $1.4 million and goodwill of $1.0 million.

In January 2007, we acquired Xignal Technologies (“Xignal”), a German-based developer of high-speed data converters. Xignal develops continuous-time sigma delta analog-to-digital converters (ADCs), a technology that enables high-resolution, high-speed ADCs with greatly reduced power levels compared to traditional pipeline solutions. The acquisition of Xignal’s technology and design team was intended to strengthen our position in the data conversion market. The acquisition was accounted for using the purchase method of accounting with a purchase price of $9.3 million (after assuming $3.1 million of net liabilities) for all of the outstanding shares of both the company’s common and preferred stock. As a result, we recorded a $6.1 million in-process R&D charge in fiscal 2007. The remainder of the purchase price was allocated to net liabilities of $3.1 million and goodwill of $6.3 million. Subsequently, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the original purchase of Xignal. As a result, we recorded an adjustment to reduce the amount allocated to goodwill by $3.1 million and recognized the corresponding tax asset in fiscal 2008.

In connection with these acquisitions, in-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. Pro forma results of operations related to these acquisitions have not been presented since their respective operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 27, 2007	$40.9	$22.7	$63.6
Reorganization of reporting units	22.7	(22.7)	-
Reduction in goodwill to recognize acquired tax asset	(3.1)	-	(3.1)
Balances at May 25, 2008	60.5	-	60.5
Reorganization of reporting units	(7.3)	7.3	-
Acquisition of ActSolar	1.0	-	1.0
Balances at May 31, 2009	$54.2	$7.3	$61.5

In fiscal 2009, one of our reporting units containing goodwill that was previously included in the Analog segment was reorganized into a reporting unit that is included in the category of “All Others.” Also in fiscal 2009, we recorded $1.0 million of goodwill in connection with the acquisition of ActSolar (see Note 7 to the Consolidated Financial Statements).

At the beginning of fiscal 2008, one of our reporting units containing goodwill that was previously reported in the category of “All Others,” was reorganized into a reporting unit that is included in our Analog segment.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal in January 2007 (see Note 11 to the Consolidated Financial Statements). As a result, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset, which is included in other assets in the consolidated balance sheet.

Note 9. Asset Retirement Obligations

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

We have not recognized any asset retirement obligations associated with the closure or abandonment of the manufacturing facilities we own. Our legal asset retirement obligations for manufacturing facilities arise primarily from local laws and statutes that establish minimum standards or requirements in the event a manufacturing facility is shut down, or otherwise exited or abandoned. As a result, we considered the timing and (or) method of settlement for a conditional asset retirement obligation in the measurement of the related liability and determined that the asset retirement obligations related to these facilities were immaterial to our financial condition and results of operations.

The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 31, 2009 and May 25, 2008:

(In Millions)

Balance at May 27, 2007	$3.4
Liability incurred for assets acquired	0.1
Liability settled	(0.2)
Accretion expense	0.2
Balance at May 25, 2008	3.5
Accretion expense	0.4
Balance at May 31, 2009	$3.9

Note 10. Debt

Debt at fiscal year-end consisted of the following:

(In Millions)	2009	2008

Senior floating rate notes due 2010, 1.57% at May 31, 2009	$250.0	$250.0
Senior notes due 2012 at 6.15%	375.0	375.0
Senior notes due 2017 at 6.60%	375.0	375.0
Bank floating rate unsecured term loan, 3.72% at May 31, 2009	265.6	453.1
Unsecured promissory note at 2.50%	24.3	24.1
Other	-	0.1
Total debt	1,289.9	1,477.3
Less current portion of long-term debt	62.5	62.5
Long-term debt	$1,227.4	$1,414.8

In February 2009, we amended the credit agreement associated with our unsecured term loan with a consortium of banks which matures June 2012. Interest on the original loan was at 0.5 percent over the three-month LIBOR. The amendment increased the interest rate to be, at our option, equal to either: (1) the London Interbank Offered Rate (LIBOR) plus an applicable margin of between 2.25 percent and 3.00 percent depending on our public debt ratings from Moody’s and S&P, or (2) an applicable margin of between 1.0 percent and 1.75 percent depending on our public debt ratings from Moody’s and S&P plus the greater of one of the following rates (a) the publicly-announced prime rate set by Bank of America and publicly announced as its prime rate, (b) the Federal Funds rate plus 0.50 percent or (c) LIBOR plus 1.25 percent. The index rate used is reset quarterly. Principal and interest are payable on a quarterly basis. The loan agreement also contains certain covenants that require the maintenance of certain financial ratios. The amendment also reduced the minimum interest coverage ratio covenant beginning the first quarter of fiscal 2010 through the first quarter of fiscal 2011 and increased the maximum leverage ratio covenant beginning the third quarter of fiscal 2009 through the first quarter of fiscal 2011. These modifications should enable us to comply with these financial covenants. The amendment also clarified the definition of consolidated adjusted EBITDA to allow further exclusion of certain restructuring expenses for purposes of such covenant calculations. In addition, we agreed to make a principal prepayment of $125.0 million, which was paid in March 2009 and reduced the amount of each of the last four installments due under the loan to $31.3 million from $62.5 million. As of May 31, 2009, we were in compliance with all covenants.

In June 2007, we entered into an unsecured bridge credit facility with an affiliate of Goldman Sachs for $1.5 billion which was used to finance the accelerated stock repurchase program announced in June 2007 (see Note 13 to the Consolidated Financial Statements). Interest on the bridge loan was paid weekly at 0.5 percent over the one-week LIBOR. This unsecured bridge credit facility was then repaid and the debt was effectively replaced with $1.0 billion principal amount of senior unsecured notes issued in June 2007 through a public offering and a $500 million unsecured term loan with a consortium of banks funded in July 2007.

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

The aggregate annual maturities of long-term debt at May 31, 2009 are presented in the following table:

Fiscal year:	(In Millions)

2010	$62.5
2011	336.8
2012	109.3
2013	406.3
2014	-
2015 and thereafter	375.0
$1,289.9

The estimated fair value of long-term debt was $1,201.2 million at May 31, 2009.

We have a $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit that was renewed in October 2008. At May 31, 2009, we had committed $5.1 million of the credit available under the agreement. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of May 31, 2009, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2009 and we expect to renew it before then.

Note 11. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)	2009	2008	2007

INCOME (LOSS) BEFORE INCOME TAXES
U.S.	$71.8	$337.1	$452.0
Non-U.S.	41.8	114.1	78.6
	$113.6	$451.2	$530.6
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local	$17.8	$103.6	$149.6
Non-U.S.	1.3	10.2	21.9
	19.1	113.8	171.5
Deferred:
U.S. federal and state	(3.0)	16.4	(11.9)
Non-U.S.	24.2	(11.3)	(4.3)
	21.2	5.1	(16.2)
Income tax expense	$40.3	$118.9	$155.3

The fiscal 2009 income tax expense of $40.3 million includes incremental tax expense of $16.7 million related to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by $15.0 million of tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold. Income tax expense of $118.9 million for fiscal

2008 included $31.9 million in tax benefits recognized during fiscal 2008 that arose primarily from the resolution of international tax inquiries, the expiration of the statute of limitations associated with international tax matters and costs related to the manufacturing restructure and workforce reduction actions. Income tax expense of $155.3 million for fiscal 2007 included a tax benefit of approximately $18.5 million from the retroactive reinstatement to January 1, 2006 of the U.S. federal R&D tax credit under the Tax Relief and Health Care Act of 2006 enacted into law during fiscal 2007. Of the $18.5 million, $12.4 million was related to fiscal 2007 R&D expenses and $6.1 million was related to fiscal 2006 R&D expenses. The tax benefit from the federal R&D credit was partially offset by the non-deductible nature of the in-process R&D charge related to the Xignal acquisition. The tax benefit from employee stock plans recorded through paid-in capital was $8.1 million in fiscal 2009, $27.6 million in fiscal 2008 and $29.6 million in fiscal 2007.

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

The following table provides a summary of the changes in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the consolidated balance sheet at May 31, 2009:

(In Millions)

Balance at the beginning of fiscal 2008	$139.1
Settlements and effective settlements with tax authorities	(9.6)
Lapse of applicable statute of limitations	(7.9)
Increases for tax positions in the current year	10.8
Other changes in unrecognized tax benefits	0.2
Balance at May 25, 2008	132.6
Settlements and effective settlements with tax authorities	(0.1)
Lapse of applicable statute of limitations	(5.1)
Increases for tax positions in the current year	13.5
Other changes in unrecognized tax benefits	5.3
Balance at May 31, 2009	$146.2

At May 31, 2009, $145.5 million of the unrecognized tax benefit would affect our effective tax rate if it were to be recognized in a future period and the remaining $0.7 million would affect goodwill. Interest and penalties related to unrecognized tax benefits are included within income tax expense. The gross amount of interest and penalties accrued was $11.5 million as of the beginning of fiscal 2008. The amount of interest and penalties accrued was $16.4 million at May 31, 2009 and $14.4 million at May 25, 2008.

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

We believe that it is reasonably possible that the unrecognized tax benefits mainly related to transfer pricing matters for tax years where the statute of limitations expire during fiscal 2010 could decrease by as much as $9.8 million within the next year.

As of May 31, 2009, our federal tax returns for fiscal 2006 through 2008 remain subject to examination by the IRS. Several state taxing jurisdictions are examining our state tax returns and with a few exceptions, tax returns for fiscal 1998 and after remain subject to examination by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. In general, our international tax returns for fiscal 2002 and after remain subject to examination.

The IRS completed its examination of our tax returns for fiscal 1997 through 2000 and in July 2003 issued a notice of proposed adjustment seeking additional taxes of approximately $19.1 million (exclusive of interest) for those years. We contested the adjustment through the IRS administrative process. Our agreement with the Appeals Office of the IRS to settle the matter for a payment of approximately $14.7 million (exclusive of interest) was approved by the Congressional Joint Committee on Taxation in October 2007 and interest computations totaling $2.6 million were finalized by the IRS in January 2008. All payments have been made, the matter is now completed and the final resolution of this matter did not have a material effect on our financial statements.

The tax effects of temporary differences that constitute significant portions of the deferred tax assets are presented below:

(In Millions)	2009	2008

DEFERRED TAX ASSETS
Inventory	$5.0	$31.1
Equity investments	0.2	15.4
Property, plant and equipment and intangible assets	9.9	14.0
Accrued liabilities	57.6	62.3
R&D expenditures	94.6	69.3
Deferred compensation	14.3	2.7
Share-based compensation	59.3	43.5
Non-U.S. loss carryovers and other allowances	93.7	86.7
Federal and state credit carryovers	85.4	82.7
Other	0.9	3.9
Gross deferred tax assets	420.9	411.6
Valuation allowance	(96.8)	(81.2)
Total deferred tax assets	$324.1	$330.4

The decrease in net deferred tax assets during fiscal 2009 of $6.3 million is from continuing operations and from the tax effect on other comprehensive income items.

We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that will be effective for a ten-year period beginning in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019. We have a deferred tax asset related to the California R&D credits which can be carried forward indefinitely and we have concluded that a valuation allowance is not required against it since our estimate of future taxable income for California purposes in the long term (greater than 15 years) is considered more than sufficient to realize the deferred tax asset during the same time period. The valuation allowance for deferred tax assets increased by $15.6 million in fiscal 2009 compared to a decrease of $22.3 million in fiscal 2008.

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 31, 2009, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the valuation allowance.

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

	2009	2008	2007

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at different rates	0.6	(3.0)	(0.7)
U.S. state and local taxes net of federal benefits	(0.7)	0.9	0.8
Changes in beginning of year valuation allowances	5.8	(1.9)	(0.3)
Export sales and domestic manufacturing benefit	(2.8)	(1.3)	(2.0)
Tax credits	(5.7)	(1.1)	(2.3)
Other	3.3	(2.2)	(1.2)
Effective tax rate	35.5%	26.4%	29.3%

No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $86.1 million from non-U.S. subsidiaries as of May 31, 2009. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings were not reinvested indefinitely. We intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely.

At May 31, 2009, we had $14.9 million of state net operating loss carryovers, which expire between fiscal 2010 and 2022. We also had $134.1 million of state credit carryovers, consisting primarily of California R&D credits of $133.8 million which can be carried forward indefinitely. In addition, we had net operating losses and other tax allowance carryovers of $400.0 million from certain non-U.S. jurisdictions, most of which do not expire.

In the third quarter of fiscal 2008, one of our foreign operations generated sufficient taxable income to utilize a net operating loss carryover that was acquired as part of the purchase of Xignal in January 2007. This net operating loss carryover had not been previously recognized since we had concluded that it was more likely than not that the tax benefit would not be realized. As a result of realizing this benefit in fiscal 2008, we recorded an adjustment to reduce goodwill by $3.1 million and to recognize the corresponding deferred asset.

Note 12. Retirement and Pension Plans

The annual expense for all retirement and pension plans was as follows:

(In Millions)	2009	2008	2007

Salary deferral 401(k) plan	$16.5	$17.2	$17.0

Non-U.S. pension and retirement plans	$10.1	$12.7	$17.6

U.S. Plans

Our retirement and savings program for U.S. employees consists of a salary deferral 401(k) plan. The salary deferral 401(k) plan allows employees to defer up to 30 percent of their salaries, subject to certain limitations, with partially matching company contributions. To encourage employee participation, we make a matching contribution of 150 percent of the employee’s contribution to the 401(k) plan, up to the first 4 percent of the employee’s eligible salary. Contributions are invested in one or more of thirty investment funds at the discretion of the employee. One of the investment funds is a stock fund in which contributions are invested in National common stock at the discretion of the employee. 401(k) investments made by the employee in National common stock may be sold at any time at the employee’s direction. Although we have reserved 10,000,000 shares of common stock for issuance to the stock fund, shares purchased to date with contributions have been purchased on the open market and we have not issued any stock directly to the stock fund.

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

At May 27, 2007, we adopted the provisions of SFAS No. 158, which requires recognition of the funded status of a defined benefit postretirement plan on the consolidated balance sheet and recognition of changes in that funded status in the year in which the changes occur through comprehensive income. Beginning in fiscal 2009, we adopted the provision of SFAS No. 158 that requires the measurement date of a plan’s funded status to be the same as the company’s fiscal year-end. As a result, the measurement date of February 28th for one of our plans was changed to May 31st. In lieu of remeasuring plan assets and benefit obligations as of the beginning of fiscal 2009 and using those new measurements to determine the effect of the measurement date change, we used the alternative approach permitted by SFAS No. 158. Under the alternative approach, the measurement of plan assets and benefit obligations determined as of February 28, 2008 were used to estimate the effect of the measurement date change. As a result, the net periodic pension cost for the 15-month period from February 28, 2008 to May 31, 2009 was allocated proportionately between amounts to be recognized as an adjustment of retained earnings for the portion of the 15-month period in fiscal 2008 and net periodic pension cost for the remaining portion in fiscal 2009. As a result, we recorded an adjustment of $0.6 million to retained earnings representing the effect of the change in measurement date for this plan.

We maintain defined benefit pension plans in the U.K., Germany and Taiwan that cover all eligible employees within each respective country. Prior to August 2007, we also had a defined benefit pension plan in Japan, which was terminated in full and replaced by a defined contribution plan in August 2007. As a result, we incurred a total charge of $0.2 million for the curtailment and settlement of the defined benefit pension plan.

Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. We may also voluntarily fund additional annual contributions as determined by management.

Plan assets of the funded defined benefit pension plans are invested in an index based fund held by a third-party fund manager or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. Two of the plans are self-funded plans. The plan assets held by the third-party fund manager consist primarily of U.S. and foreign equity securities, bonds and cash. The fund manager monitors the fund’s asset allocation within the guidelines established by the plan’s Board of Trustees. In line with plan investment objectives and consultation with company management, the Trustees set an allocation benchmark between equity and bond assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Trustees and is based on actual returns achieved by the fund manager relative to its benchmark. The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

The following table presents target allocation percentages and the fiscal year end percentage for each major category of plan assets:

	2009		2008
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Percentage

Equities	62%	42%	63%	59%
Bonds	25%	25%	24%	26%
Cash	5%	26%	13%	15%
Other	8%	7%	-	-
Total	100%	100%	100%	100%

For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of over 15 years. The yields at the plans’ measurement dates were approximately 6.3 to 6.6 percent. While no formal liability cash flow projections were made for these plans, the mean term of their liabilities was determined for assessing appropriate bond durations. Our plan in Taiwan is not material.

Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)	2009	2008	2007

Service cost of benefits earned during the year	$3.2	$5.1	$5.8
Plan participant contributions	(0.8)	(1.1)	(1.1)
Interest cost on projected benefit obligation	15.0	15.9	16.3
Expected return on plan assets	(16.8)	(19.7)	(16.8)
Net amortization and deferral	2.9	5.5	7.0
Net periodic pension cost	3.5	5.7	11.2
Plan settlement	-	0.2	-
Total net periodic pension cost	$3.5	$5.9	$11.2

Changes in the benefit obligations and plans assets are presented in the following table:

(In Millions)	2009	2008

PROJECTED BENEFIT OBLIGATION
Beginning balance	$291.2	$341.1
Service cost	3.6	5.1
Interest cost	18.7	15.9
Benefits paid	(8.5)	(7.4)
Actuarial gain	(1.7)	(70.3)
Plan settlement	-	(5.9)
Exchange rate adjustment	(50.8)	12.7
Ending balance	$252.5	$291.2

PLAN ASSETS AT FAIR VALUE
Beginning balance	$272.3	$245.8
Actual return on plan assets	(39.8)	(17.1)
Company contributions	20.5	48.6
Plan participant contributions	0.8	1.1
Benefits paid	(8.0)	(7.0)
Plan settlement	-	(6.8)
Exchange rate adjustment	(46.0)	7.7
Ending balance	$199.8	$272.3

RECONCILIATION OF FUNDED STATUS
Fund status – Benefit obligation in excess of plan assets	$52.7	$18.9
Contribution after measurement date	-	(5.0)
Accrued pension cost	$52.7	$13.9

ACCUMULATED BENEFIT OBLIGATION
Fiscal year end balance	$251.8	$288.5

               Amounts recognized in the consolidated balance sheets:

(In Millions)	2009	2008

Other non-current liabilities	$52.7	$13.9

Accumulated other comprehensive loss	$123.5	$86.8

Amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost:

(In Millions)	2009	2008

Transition asset	$(1.2)	$(1.4)
Actuarial loss	124.7	88.2
	$123.5	$86.8

The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

	2009	2008	2007

NET PERIODIC PENSION COST
Discount rate	2.8%-6.2%	2.8%-5.2%	1.8%-4.8%
Rate of increase in compensation levels	1.8%-3.8%	1.8%-3.8%	1.8%-3.0%
Expected long-term return on assets	3.0%-7.5%	3.0%-7.5%	2.4%-7.3%

PROJECTED BENEFIT OBLIGATIONS
Discount rate	2.3%-6.5%	2.8%-6.2%	1.8%-5.2%
Rate of increase in compensation levels	1.0%-3.5%	1.8%-3.8%	1.8%-3.0%

Total contributions paid to these plans were $15.4 million in fiscal 2009, $33.6 million in fiscal 2008 and $23.4 million in fiscal 2007. In July 2007, we made a $26.2 million contribution to establish a trust fund related to another one of our international defined benefit pension plans. We currently expect contributions to total approximately $6 million in fiscal 2010. This amount excludes any voluntary contribution, which is yet to be determined by management.

The following table presents the total expected benefits to be paid to plan participants for the next ten fiscal years as determined based on the same assumptions used to measure the benefit obligation at the end of the fiscal year:

(In Millions)

2010	$5.7
2011	6.1
2012	6.4
2013	6.8
2014	7.1
2015-2019	40.4
Total	$72.5

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension cost over the next fiscal year:

(In Millions)

Amortization of net transition asset	$(0.1)

Amortization of net loss	$5.9

Note 13. Shareholders’ Equity

Stock Repurchase Programs

Fiscal 2009

The following table provides a summary of the activity under our stock repurchase program in fiscal 2009 and related amount remaining available for future common stock repurchases at May 31, 2009:

(In Millions)	Stock Repurchase Program June 2007

Balance at May 25, 2008	$255.8
Common stock repurchases	(128.4)
Balance at May 31, 2009	$127.4

We repurchased a total of 6.2 million shares of our common stock during fiscal 2009 for $128.4 million as part of the $500 million stock repurchase program announced in June 2007. All of these shares were repurchased in the open market and have been cancelled as of May 31, 2009. There is no expiration date for the current repurchase program.

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

Dividends

We paid cash dividends of $64.4 million in fiscal 2009, $50.6 million in fiscal 2008 and $45.1 million in fiscal 2007. In June 2009, the Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 13, 2009 to shareholders of record as of the close of business on June 22, 2009.

Note 14. Share-based Compensation Plans

Stock Options

We have five equity compensation plans under which employees and officers may be granted stock options to purchase shares of common stock. The 2007 Employees Equity Plan (EEP), which was approved in September 2007, authorizes 14,000,000 shares for equity based awards in the form of stock options, restricted stock and restricted stock units. Up to 1,000,000 of the shares may be issued in connection with restricted stock and restricted stock units. This plan replaces two of our former compensation plans that provided equity based awards to non-executive employees. As a result, no further awards will be made to employees under the 1997 Employees Stock Option Plan and the Restricted Stock Plan. At the time these two former plans were replaced, there were 38.7 million shares that were available and not yet subject to awards. These shares will not be used for future awards and any shares currently subject to awards under these plans which are forfeited, cancelled or expired will also not be used. The 1997 Employees Stock Option Plan, which was initially adopted in 1997, authorized the grant of shares of common stock for non-qualified stock options to employees who are not executive officers. While new options can no longer be granted under the plan, there are options that are still outstanding under it. Another plan, which has been in effect since 1977 when it was first approved by shareholders, authorizes the grant of up to 78,709,858 shares of common stock (most of which have been previously granted) for non-qualified or incentive stock options (as defined in the U.S. tax code) to officers and key employees. The Executive Officer Stock Option Plan, which was approved by shareholders in 2000, authorizes the grant of up to 12,000,000 shares of common stock for non-qualified stock options only to executive officers. The 2005 Executive Officer Equity Plan (EOEP), first approved by shareholders in October 2004, authorizes the issuance of a total of 6,000,000 shares, up to 4,000,000 of which can be issued pursuant to the exercise of stock options. All of these plans provide that options are granted at the closing market price on the date of grant and can expire up to a maximum of between six years and one day and ten years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. The plans provide that options can begin to vest six months after grant. All options granted in the last three fiscal years expire six years and one day after grant and begin vesting with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. In connection with the approval of amendments to the director stock plan in fiscal 2006, this plan was frozen and no new options can be granted under the plan. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 410,000 shares of common stock with a weighted-average per share exercise price of $14.49 and weighted-average remaining contractual life of 2.9 years were outstanding and exercisable as of May 31, 2009. The aggregate intrinsic value of these fully vested shares was $0.7 million at May 31, 2009.

As of May 31, 2009, under all equity compensation plans for stock options there were 63.6 million shares reserved for issuance, including up to 9.4 million shares available for future option grants. The number of shares available for future option grants may be reduced by up to 1.6 million shares issued in connection with restricted stock, restricted stock units and performance share units, as permitted under the EEP and the 2005 EOEP.

The following table summarizes the activity of common stock shares related to our equity plans granting stock options (including the EEP, but excluding the director stock option plan under which new options can no longer be granted) during fiscal 2009, 2008 and 2007:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 28, 2006	56.6	$17.38
Granted	6.2	$23.12
Exercised	(6.0)	$12.72
Forfeited	(0.7)	$20.52
Expired	(0.9)	$29.02
Outstanding at May 27, 2007	55.2	$18.29
Granted	6.7	$27.26
Exercised	(5.9)	$12.84
Forfeited	(0.7)	$25.03
Expired	(0.8)	$28.06
Outstanding at May 25, 2008	54.5	$19.76
Granted	7.9	$18.35
Exercised	(3.9)	$9.82
Forfeited	(2.2)	$23.40
Expired	(2.5)	$23.64
Outstanding at May 31, 2009	53.8	$19.95

Expiration dates for options outstanding at May 31, 2009 range from June 14, 2009 to April 14, 2019.

The total intrinsic value of options exercised in fiscal 2009 was $27.8 million. The total intrinsic value of options was $79.2 million for options exercised in fiscal 2008 and $73.9 million for options exercised in fiscal 2007. Total unrecognized compensation cost related to stock option grants as of May 31, 2009 was $57.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at May 31, 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and
expected to vest	52.3	$19.91	$45.2	2.4

Currently exercisable	42.2	$19.63	$41.3	1.9

Stock Purchase Plan

We have an employee stock purchase plan approved by shareholders that authorizes the issuance of up to 16,000,000 shares to eligible employees worldwide. Our stock purchase plan uses a captive broker and we deposit shares purchased by the employee with the captive broker. In addition, for international participants, the National subsidiary that the participant is employed by is responsible for paying to us the difference between the purchase price set by the terms of the plan and the fair market value at the time of the purchase. This plan allows employees to purchase shares of the company’s common stock at 85 percent of the lower of the common stock’s fair market value at the time of enrollment in one of two six-month purchase periods in a one-year offering period or the end of the purchase period.

Under the terms of our stock purchase plan, we issued 2.2 million shares in fiscal 2009, 1.5 million shares in fiscal 2008 and 1.3 million shares in fiscal 2007 to employees for $24.0 million, $26.0 million and $27.0 million, respectively. As of May 31, 2009 there were 6.6 million shares reserved for future issuance under the stock purchase plan.

Other Forms of Equity Compensation

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. As of May 31, 2009 we had issued 656,945 shares under the director stock plan and had reserved 243,055 shares for future issuances. Total unrecognized compensation cost related to non-vested shares under the director stock plan as of May 31, 2009 was $0.3 million, which is expected to be recognized over a weighted-average period of 1.7 years.

We have a restricted stock plan which, as discussed above, was replaced by the EEP. It authorized the issuance of common stock and granting of restricted stock units to employees who are not officers of the company. Although no new shares can be issued and no new units can be granted, there were 20,000 restricted stock units outstanding under this plan as of May 31, 2009. Under the EEP, restricted stock and restricted stock units, both of which are subject to restrictions, may be granted to employees. These restrictions may be based exclusively on the passage of time or may also include performance conditions and the minimum performance period is one year. Vesting of all restricted stock and restricted stock units can begin to occur six months after grant and expire over time. The minimum full vesting period is three years and the awards have an expiration date no later than six years and one day after being granted. For performance based restricted stock units, the number of shares actually issued upon completion of the restriction period will vary in accordance with the performance level achieved during the performance period. We use restricted stock awards as a retention vehicle for employees with technical skills and expertise that are important to us. As of May 31, 2009, up to 102,350 shares were available for future issuances of restricted stock and restricted stock units under the EEP.

Prior to the adoption of SFAS No. 123(R), we recorded the cost from restricted stock and restricted stock units as unearned compensation for an amount equal to the market value of our common stock on the date of issuance, which was amortized ratably over the vesting period. This unearned compensation was included in the consolidated financial statements as a separate component of shareholders’ equity. In fiscal 2007 upon the adoption of SFAS No. 123(R), we eliminated the remaining unearned compensation balance and no longer recognize it as a separate component of shareholders’ equity. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of May 31, 2009 was $10.5 million, which is expected to be recognized over a weighted-average period of 3.4 years.

The following table provides a summary of activity for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan and the EEP (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 28, 2006	531.6	$20.17
Granted/Issued	120.0	$24.23
Vested	(192.1)	$16.75
Forfeited	(8.8)	$25.26
Outstanding at May 27, 2007	450.7	$22.62
Granted/Issued	159.5	$24.04
Vested	(124.8)	$21.73
Forfeited	(10.0)	$28.39
Outstanding at May 25, 2008	475.4	$23.21
Granted/Issued	793.3	$11.64
Vested	(105.8)	$19.46
Forfeited	(90.7)	$16.50
Outstanding at May 31, 2009	1,072.2	$15.59

The total fair value of restricted shares that vested in fiscal 2009, 2008 and 2007 was $1.6 million, $2.8 million and $4.4 million, respectively.

The EOEP, which was first approved by shareholders in October 2004 and amended in September 2007, authorizes the issuance to executive officers of up to a total of 6,000,000 shares through stock options and performance share units. Of this total, up to 3,500,000 shares may be issued as payment for performance share units and the balance remaining may be issued upon the exercise of stock options. As amended, the EOEP no longer permits the issuance of shares to executive officers through stock appreciation rights. Under this plan, options to purchase 565,000 shares of common stock were granted in fiscal 2009, options to purchase 520,000 shares of common stock were granted in fiscal 2008 and options to purchase 264,000 shares of common stock were granted in fiscal 2007. These shares are included in the amounts presented in the table above that summarizes stock option activity.

With respect to performance share units under the EOEP, no shares were issued in fiscal 2009 upon completion in July 2008 of the second two-year performance period because minimum performance thresholds were not achieved. Targets for a fourth two-year performance period were established in the first quarter of fiscal 2009 and will be measured after the end of fiscal 2010. In fiscal 2008, the first performance period was measured in July 2007 and 1,005,000 shares were issued in payment of the performance share units for the first performance period. Targets for a third two-year performance period were established in the first quarter of fiscal 2007 and were measured after the end of fiscal 2009. As of May 31, 2009, there was no unrecognized compensation cost for performance share units related to the remaining fourth two-year performance period for which performance thresholds are no longer expected to be achieved due to the contraction in estimated semiconductor demand caused by the significant deterioration in the global economy. At May 31, 2009, we have up to 2,495,000 shares available for future issuances of shares in payment of performance share units under the EOEP.

After the end of fiscal 2009, the third two-year performance period was measured upon its completion in July 2009 and 259,374 shares were issued. In July 2009, targets for a fifth two-year performance period were also established and will be measured after the end of fiscal 2011. In addition, targets for a special one-year performance period were established, which will be measured after the end of fiscal 2010, but requires a two-year vesting period.

In November 2008, the Compensation Committee of our Board of Directors approved retention arrangements for each of our executive officers that cover the ensuing two-year period and provide each executive officer with a cash award to be paid on or about November 30, 2010. The amount of the cash award is based on the average daily closing price of our common stock for the second fiscal quarter ending November 28, 2010, which amount increases depending on five specified stock price ranges that fall between a minimum and maximum price as set forth under each arrangement. Since the award is indexed to the price of our common stock and will be paid in cash, we measure compensation expense under

SFAS No. 123(R) based on the estimated fair value of the cash award at the end of each reporting period and include that amount in share-based compensation expense. To calculate fair value, we use the Monte Carlo valuation method which estimates the probability of the potential payouts. The fair value of the cash award is amortized over the retention period and recognized as a liability reported in other non-current liabilities in the consolidated balance sheet as of May 31, 2009. Total unrecognized compensation cost related to the executive officer retention awards at May 31, 2009 was $9.5 million, which is expected to be recognized over a weighted-average period of 1.5 years.

Note 15. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $29.8 million, $31.9 million and $38.5 million in fiscal 2009, 2008 and 2007, respectively.

Future minimum commitments under non-cancelable operating leases are as follows:

(In Millions)

2010	$20.3
2011	7.7
2012	3.5
2013	1.6
2014	0.8
2015 and thereafter	1.5
Total	$35.4

We have two agreements with local energy suppliers in Maine and Texas to purchase electricity for our manufacturing facilities located there. One of the agreements was a three-year bulk contract where service began in June 2006. However, the agreement was terminated prior to its expiration since our level of future electricity usage was expected to be significantly reduced due to the action announced in January 2008 to modernize our facilities and rationalize the capacity in our manufacturing plants. We paid a $1.0 million penalty fee and entered into a separate agreement with the same supplier for the purchase of electricity for the remainder of the service period provided under the former agreement. The new agreement, which expired at the end of fiscal 2009, required us to purchase a minimum level of electricity at a specified price as determined by the terms of the agreement. Under that agreement, we purchased a total of $6.0 million for electricity usage in fiscal 2009. We purchased a total of $5.5 million for electricity usage under both agreements in fiscal 2008 and $9.3 million under the former agreement in fiscal 2007. The other agreement began in January 2006 and is a five-year term full requirement contract with no minimum purchase commitments. The agreement allows for a fixed purchase price if the annual volume purchased falls within a specified range as determined by the terms of the agreement. In fiscal 2009, 2008 and 2007, we purchased $8.8 million $9.7 million and $9.7 million, respectively, for electricity usage under this agreement.

We have an agreement with a supplier in Malacca, Malaysia to purchase industrial gases for our manufacturing facility located there. The agreement began in May 2007 and runs through May 2022. Under the terms of the agreement we can purchase up to a certain monthly volume of gas products based on specified prices as determined by the terms of the agreement. The agreement permits the review of these prices every five years if such prices vary by more or less than 10 percent of fair market value. Minimum purchases under the agreement are $447 thousand in each of the next 5 years (fiscal 2010 through 2014) and a remaining $3.5 million in fiscal 2015 and thereafter. We purchased $1.0 million and $0.9 million of gas products under this agreement in fiscal 2009 and 2008, respectively.

We are party to a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment’s residual value at the end of their lease terms for up to a maximum of $17.4 million. At May 31, 2009, the fair value of the lease guarantees was $0.3 million and is included in other non-current liabilities.

In June 2008, we entered into a new three-year license agreement with an existing unrelated third-party vendor for the purchase of computer-aided design software. This agreement terminated and replaced the previous four-year license agreement that was to expire in July 2009. The total cost of the new license is $22.3 million and an annual payment of $7.5 million is required in advance for the first year, after which semi-annual payments of $3.7 million are required for the following two years.

Contingencies -- Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2009, 2008 and 2007.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

We are not currently undergoing any federal tax audits. Our federal tax returns for fiscal 2006 through 2008 remain subject to possible examination by the IRS. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2004 through 2007, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

Other Matters

In April 2008, LSI Corporation and its wholly owned subsidiary Agere Systems Inc. (collectively LSI) instituted an action in the United States International Trade Commission (ITC), naming us and 17 other respondents in an action seeking an exclusion order preventing importation into the United States of semiconductor integrated circuit devices and products made by methods alleged to infringe an LSI patent on the use of tungsten metallization in semiconductor manufacturing. LSI also filed a companion case against the same parties in the U.S. District Court for the Eastern District of Texas seeking unspecified amounts of monetary damages (trebled because of the alleged willful infringement), royalties, attorneys' fees, costs and an injunction against further infringement. Since the initiation of both actions, five other parties have been named as respondents/defendants in the respective actions, and four parties have settled with LSI. The action in the U.S. District Court has been stayed pending the outcome of the ITC action. The ITC has set a hearing on the merits to commence on July 20, 2009, with the Administrative Law Judge’s Initial Determination on the merits due September 21, 2009, and the ITC’s Final Decision on the merits due January 21, 2010. The LSI patent-in-suit expires July 13, 2010. Discovery in the ITC investigation is currently on-going. In July 2008, we brought an action in the U.S. District Court for the District of Delaware against LSI alleging infringement of two of our patents, one related to a semiconductor process and the other related to voltage controllers. In September 2008, we amended our Delaware complaint to add assertions of infringement by LSI of three additional National patents and adding Best Buy as a defendant for infringement of one of the patents. We are seeking an injunction against further infringement, a finding of willful infringement, unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys' fees and costs. In December 2008, LSI moved to add counterclaims of infringement by National of four LSI patents and in March 2009 Dell Inc. successfully moved to intervene as a defendant in the case. On March 25, 2009, the Court set a schedule for the Delaware case that sets a trial date of October 18, 2010. In June 2009, all parties agreed to a settlement. As a result, we will receive a $2.0 million payment which will be recorded in the first quarter of fiscal 2010.

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We have filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009, each in accordance with the Court’s local rules. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. We intend to contest the case through all available means.

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

Note 16. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and our Chief Executive Officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2009, our Analog segment, which accounted for 91 percent of net sales, is the only operating segment that meets the criteria of a reportable segment under SFAS No. 131. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under “All Others.”

Product line business units that make up the Analog segment include high speed product, precision signal path, and power management which includes four different business units (advanced power, infrastructure power, mobile devices power and performance power). These business units represent the core analog focus and receive the majority of our research and development investment funds. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets, such as wireless handsets (including smart phones) and other portable devices, and at applications for broader markets, such as industrial and medical, automotive, network infrastructure and photovoltaic systems.

Aside from these operating segments, our corporate structure in fiscal 2009, 2008 and 2007 also included the centralized Worldwide Marketing and Sales Group, the Technology Development Group, the Manufacturing Operations Group, and the Corporate Group. In fiscal 2009, the Key Market Segments organization, a separate dedicated group, was added. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

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

The following table presents specified amounts included in the measure of segment operating results or the determination of segment assets:

(In Millions)	Analog Segment	All Others	Total

2009
Net sales to external customers	$1,334.9	$125.5	$1,460.4
Income (loss) before income taxes	$247.0	$(133.4)	$113.6
Depreciation and amortization	$6.0	$113.8	$119.8
Interest income	$-	$10.4	$10.4
Interest expense	$-	$72.7	$72.7
Share-based compensation expense	$23.5	$47.4	$70.9
In-process research and development charge	$2.9	$-	$2.9
Total assets	$187.5	$1,775.8	$1,963.3

2008
Net sales to external customers	$1,695.9	$190.0	$1,885.9
Income before income taxes	$450.9	$0.3	$451.2
Depreciation and amortization	$7.2	$125.5	$132.7
Interest income	$-	$33.8	$33.8
Interest expense	$-	$85.5	$85.5
Share-based compensation expense	$26.7	$63.0	$89.7
Gain on sale of manufacturing plant assets	$-	$3.1	$3.1
Litigation settlement	$-	$3.3	$3.3
Total assets	$195.7	$1,953.4	$2,149.1

2007
Net sales to external customers	$1,632.8	$297.1	$1,929.9
Income before income taxes	$444.1	$86.5	$530.6
Depreciation and amortization	$7.9	$136.8	$144.7
Interest income	$-	$40.1	$40.1
Interest expense	$-	$1.2	$1.2
Share-based compensation expense	$28.8	$82.7	$111.5
In-process research and development charge	$6.1	$-	$6.1
Total assets	$229.2	$2,017.6	$2,246.8

The information in the table above for fiscal 2008 and 2007 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2009. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under the category “All Others.” Sales for the category “All Others,” includes sales from non-analog business units that are no longer a part of our core focus, as well as some sales generated from foundry and contract service arrangements.

Total assets for the Analog segment consist only of those assets that are specifically dedicated to an operating segment and include inventories, equipment, equity investments, goodwill and amortizable intangibles assets. Depreciation and amortization presented for each segment include only such charges on dedicated segment assets.

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

Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2009, 2008 and 2007, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

Net sales to major customers as a percentage of total net sales were as follows:

	2009	2008	2007

Distributor:
Avnet	15%	15%	14%
Arrow	13%	12%	13%

OEM:
Nokia	*	11%	*

* less than 10%

Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Sales to Nokia are primarily for our Analog segment products.

We operate our marketing and sales activities in four main geographic regions that include the Americas, Asia Pacific, Europe and Japan. Total sales by geographical area include sales to unaffiliated customers and inter-geographic transfers, which are based on standard cost. To control costs, a substantial portion of our products are transported between the Americas, Asia Pacific region and Europe while in the process of being manufactured and sold. In the information presented below, we have excluded these inter-geographic transfers.

The following tables provide geographic sales and asset information by major countries within the main geographic areas:

(In Millions)	2009	2008	2007

Net sales:
United States	$341.1	$385.5	$428.4

Foreign locations:
People’s Republic of China	462.3	573.8	539.2
Singapore	231.5	309.9	340.9
Japan	115.4	200.6	217.7
Germany	310.1	204.4	213.5
United Kingdom (1)	-	211.7	190.2
	1,119.3	1,500.4	1,501.5
Total net sales	$1,460.4	$1,885.9	$1,929.9

Long-lived assets:
United States	$294.1	$358.2	$363.7

Foreign locations:
Malaysia	69.9	93.8	114.5
United Kingdom	72.9	72.1	67.2
Rest of World	24.9	33.2	38.1
	167.7	199.1	219.8
Total long-lived assets	$461.8	$557.3	$583.5

(1) In fiscal 2009, we no longer report sales in the United Kingdom since our European sales operations were consolidated and are now in Munich, Germany.

Note 17. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2009 and 2008:

	Fourth	Third	Second	First
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2009
Net sales	$280.8	$292.4	$421.6	$465.6
Gross margin	$163.6	$168.1	$277.4	$307.2
Net (loss) income	$(63.7)	$21.1	$36.3	$79.6

Earnings (loss) per share:
Net (loss) income:
Basic	$(0.28)	$0.09	$0.16	$0.35
Diluted	$(0.28)	$0.09	$0.16	$0.33

Weighted-average common and potential common shares outstanding:
Basic	230.1	228.4	228.0	229.8
Diluted	230.1	231.3	234.0	241.3

Common stock price - high	$14.00	$12.17	$22.51	$24.75
Common stock price - low	$9.31	$9.06	$9.02	$19.48

2008
Net sales	$462.0	$453.4	$499.0	$471.5
Gross margin	$304.6	$291.7	$321.2	$296.9
Net income	$83.2	$72.9	$90.6	$85.6

Earnings per share:
Net income:
Basic	$0.35	$0.30	$0.35	$0.32
Diluted	$0.34	$0.29	$0.33	$0.30

Weighted-average common and potential common shares outstanding:
Basic	236.8	245.4	258.9	270.1
Diluted	246.3	255.5	271.5	283.9

Common stock price - high	$21.95	$24.96	$27.70	$29.69
Common stock price - low	$16.21	$16.73	$21.76	$24.08

Our common stock is traded on the New York Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 31, 2009, there were approximately 5,100 holders of common stock. The graph showing the performance of our stock over the last five years can be found in Item 5 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 31, 2009 and May 25, 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 31, 2009 and May 25, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended May 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for financial assets and liabilities at the beginning of fiscal year 2009 and as discussed in note 12 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No, 87, 88, 106, and 132(R),with respect to the recognition of the funded status at the end of fiscal year 2007 and with respect to the measurement date in fiscal year 2009. Also, as discussed in note 11 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109, at the beginning of fiscal year 2008 and as discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, applying the modified prospective method at the beginning of fiscal year 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 29, 2009, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

July 29, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

National Semiconductor Corporation:

We have audited National Semiconductor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of May 31, 2009, based on criteria established inInternal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 31, 2009 and May 25, 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, and the related financial statement schedule, and our report dated July 29, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California

July 29, 2009

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

We have a disclosure controls committee comprised of key individuals from a variety of disciplines in the company that are involved in the disclosure and reporting process. The committee meets regularly to ensure the timeliness, accuracy and completeness of the information required to be disclosed in our filings containing financial statements. As required by SEC Rule 13a-15(b), the committee reviewed this Form 10-K and also met with the Chief Executive Officer and the Chief Financial Officer to review this Form 10-K and the required disclosures and the effectiveness of the design and operation of our disclosure controls and procedures. The committee performed an evaluation, under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on that evaluation and their supervision of and participation in the process, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

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

Management assessed our internal control over financial reporting as of May 31, 2009, the end of our 2009 fiscal year. Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2009 fiscal year. We reviewed the results of this assessment with the audit committee of our board of directors.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2009, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

`

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in our Proxy Statement for the 2009 annual meeting of shareholders to be held on or about September 25, 2009 and which will be filed in definitive form pursuant to Regulation 14A on or about August 11, 2009 hereinafter, the “2009 Proxy Statement”), is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in the section titled “Executive Compensation” (including all related subcaptions thereof), under the subcaptions “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the section titled “Corporate Governance, Board Meetings and Committees,” and in the section titled “Compensation Committee Report” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND

RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled “Security Ownership of Certain Beneficial Owners” in the 2009 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group appearing under the caption “Security Ownership of Management” in the 2009 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of May 31, 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)			Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
Stock Option Plan			4,266,900	$22.41	444,802
Executive Officer Stock Option Plan			9,614,250	$14.13	123,022
Director Stock Option Plan (1)			410,000	$14.49	-
2007 Employees Equity Plan: (2)
Options (3)			7,434,596	$18.19	5,565,404
Restricted Stock Units:
Time-based RSU	684,900
Performance-based RSU	15,000
		699,900
Restricted Stock		-
			699,900	-	102,350
Employee Stock Purchase Plan			-	-	6,612,305
Director Stock Plan			-	-	243,055
2005 Executive Officer Equity Plan: (4)
Options (5)			849,000	$22.60	1,651,000
Performance Share Units at Target			720,832	-	2,495,000

Equity compensation plans not approved by security holders:
1997 Employees Stock Option Plan (6)			31,713,497	$21.73	-
Restricted Stock Plan: (7)
Time-based RSU		10,000
Performance-based RSU		10,000
			20,000	-	-
Total			55,728,975		17,236,938

(1)	The Director Stock Option Plan has been frozen and no further awards can be made under this plan.
(2)	The 2007 Employees Equity Plan allows for shares to be issued upon the exercise of options and the vesting of restricted stock and restricted stock units.

(3)

The amount shown in column (c) excludes 102,350 shares available for future issuance as awards of restricted stock and restricted stock units which, if not used, can be used for stock options under the 2007 Employees Equity Plan.

(4)	Includes shares to be issued upon the exercise of options, as well as shares issued upon payment of performance share awards.
(5)

The amount shown in column (c) excludes 1,500,000 shares available for future issuance of shares issued upon payment of performance share units which, if not used, can be used for stock options under the 2005 Executive Officer Equity Plan.

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

Information about our Equity Compensation Plans not Approved by Stockholders

The 1997 Employees Stock Option Plan provided for the grant of non-qualified stock options to employees who are not executive officers of the company. Options were granted at the closing market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can begin to vest after six months; all options granted in the last three fiscal years begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years. The plan was frozen in September 2007 and no further options can be granted thereunder.

Our Restricted Stock Plan authorized the issuance of restricted stock to employees who are not officers of the company. The plan was made available to employees with skills and technical expertise considered important to us. The plan also allowed for the issuance of stock upon expiration of restrictions imposed on restricted stock units. Restricted stock units granted with time based restrictions vest over time, ranging from one to six years after issuance. Restricted stock units granted with performance based restrictions vest upon satisfaction of the performance conditions at the completion of a minimum two-year performance period. The plan was frozen in September 2007 and no further awards can be made thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the subcaptions “Related Transactions” and “Director Independence” in the section titled “Corporate Governance, Board Meetings and Committees” in the 2009 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented in the section on the proposal relating to ratification of the appointment of the independent auditor, including the information concerning fees paid to KPMG LLP, appearing in the 2009 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements	Pages in this document
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended May 31, 2009 – refer to Index in Item 8	43-86

(a) 2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	93

All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits

The exhibits listed in the accompanying Index to Exhibits on page 96 to 98 of this report are filed as part of, or incorporated by reference into, this report.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Deducted from Receivables in the Consolidated Balance Sheets

Description	Doubtful Accounts	Returns	Allowances	Total

Balance at May 28, 2006	$ 1.5	$ 3.5	$ 33.8	$ 38.8
Additions charged against revenue	-	2.3	198.6	200.9
Deductions	(0.3) (1)	(3.0)	(204.0)	(207.3)
Balance at May 27, 2007	1.2	2.8	28.4	32.4
Additions charged against revenue	-	2.4	191.8	194.2
Additions charged against cost and expenses	0.1	-	-	0.1
Deductions	-	(3.1)	(198.2)	(201.3)
Balance at May 25, 2008	1.3	2.1	22.0	25.4
Additions charged against revenue	-	5.8	185.4	191.2
Additions charged against cost and expenses	-	-	-	-
Deductions	(0.2) (1)	(3.5)	(194.2)	(197.9)
Balance at May 31, 2009	$ 1.1	$ 4.4	$ 13.2	$ 18.7

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

NATIONAL SEMICONDUCTOR CORPORATION

Date: July 29, 2009	/S/ BRIAN L. HALLA
Brian L. Halla
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 29th day of July 2009.

Signature		Title
/S/	BRIAN L. HALLA	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
Brian L. Halla
/S/	LEWIS CHEW	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Lewis Chew
/S/	JAMIE E. SAMATH	Corporate Controller (Principal Accounting Officer)
Jamie E. Samath
/S/	STEVEN R. APPLETON *	Director
Steven R. Appleton
/S/	GARY P. ARNOLD *	Director
Gary P. Arnold
/S/	RICHARD J. DANZIG *	Director
Richard J. Danzig
/S/	JOHN T. DICKSON *	Director
John T. Dickson
/S/	ROBERT J. FRANKENBERG *	Director
Robert J. Frankenberg
/S/	MODESTO A. MAIDIQUE *	Director
Modesto A. Maidique
/S/	EDWARD R. McCRACKEN *	Director
Edward R. McCracken
/S/	RODERICK C. McGEARY *	Director
Roderick C. McGeary

*By	\s\ LEWIS CHEW
Lewis Chew, Attorney-in-Fact

Consent of Independent Registered Public Accounting Firm

The Board of Directors

National Semiconductor Corporation:

We consent to the incorporation by reference in the registration statement (No. 333-143571) on Form S-3 and (Nos. 333-48943, 333-09957, 333-36733, 333-48424, 333-63614, 333-109348, 333-119963, 333-129585, and 333-146600) on Form S-8 of National Semiconductor Corporation of our reports dated July 29, 2009, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 31, 2009 and May 25, 2008, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 31, 2009, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of May 31, 2009, which reports appear in the 2009 Annual Report on Form 10-K of National Semiconductor Corporation.

Our report on the consolidated financial statements refers to the Company’s adoption of Statement of Financial Accounting Standards No. 157, Fair Value Measurements, for financial assets and liabilities at the beginning of fiscal year 2009 and the Company’s adoption of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R), with respect to the recognition of the funded status at the end of fiscal year 2007 and with respect to the measurement date in fiscal year 2009. Our report on the consolidated financial statements also refers to the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of Financial Accounting Standards Board Statement No. 109, at the beginning of fiscal year 2008 and the Company’s adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, at the beginning of fiscal year 2007.

/s/ KPMG LLP

Mountain View, California

July 29, 2009

INDEX TO EXHIBITS

The following documents are filed as, or hereby incorporated by reference, into this report:

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

3.2	By-Laws of the Company, as amended and restated effective January 28, 2009 (incorporated by reference from the Exhibits to our Form 8-K dated January 28, 2009, SEC File No. 001-06453).
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
4.2

Form of Indenture (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 333-143571 which became effective June 7, 2007). Form of Supplemental Indenture for Senior Floating Rate Notes due 2010; Form of Supplemental Indenture for 6.150% Senior Notes due 2012; Form of Supplemental Indenture for 6.60% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007).

4.3

Form of Global Note for Senior Floating Rate Notes due 2010; Form of Global Note for 6.150% Senior Notes due 2012; Form of Global Note for 6.600% Senior Notes due 2017 (all incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007).

10.1

Management Contract or Compensatory Plan or Arrangement: Fiscal 2009 Incentive Retention Program (incorporated by reference from our Current Report on Form 8-K dated November 25, 2008, SEC File No. 001-06453, filed on November 26, 2008).

10.2

Management Contract or Compensatory Plan or Arrangement: Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.3

Management Contract or Compensatory Plan or Arrangement: Executive Officer Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the Executive Officer Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.4

Management Contract or Compensatory Plan or Arrangement: Director Stock Plan as amended and restated effective August 13, 2005 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-129585 filed November 9, 2005).

10.5

Management Contract or Compensatory Plan or Arrangement: Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005). Form of stock option agreement used for options granted under the Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004, SEC File No. 001-06453, filed January 6, 2005).

10.6

Management Contract or Compensatory Plan or Arrangement: Board Retirement Policy (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).

10.7

Management Contract or Compensatory Plan or Arrangement: Preferred Life Insurance Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).

10.8

Management Contract or Compensatory Plan or Arrangement: Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2006, SEC File No. 001-06453, filed July 27, 2006).

10.9

Management Contract or Compensatory Plan or Arrangement: Executive Staff Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002, SEC File No. 001-06453, filed January 6, 2003).

10.10

Management Contract or Compensatory Plan or Arrangement: Form of Change of Control Employment Agreement entered into with Executive Officers of the Company (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25, 2007, SEC File No. 001-06453, filed January 4, 2008).

10.11

Management Contract or Compensatory Plan or Arrangement: National Semiconductor Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25, 2007, SEC File No. 001-06453, filed January 4, 2008).

10.12

Equity Compensation Plan not approved by Stockholders: Restricted Stock Plan as amended effective July 18, 2007 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 27, 2007, SEC File No. 001-06453, filed July 26, 2007); Form of agreements used for grants of restricted stock, restricted stock units and performance based restricted stock units under the Restricted Stock Plan (form of agreements incorporated by reference from the Exhibits to our Form 8-K dated July 18, 2006, SEC File No. 001-06453, filed July 20, 2006).

10.13

Equity Compensation Plan not approved by Stockholders: 1997 Employees Stock Option Plan, as amended effective February 26, 2007; Form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.14

Equity Compensation Plan not approved by Stockholders: Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002, SEC File No. 001-06453, filed August 16, 2002). Amendments One to Seven to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004, SEC File No. 001-06453, filed August 11, 2004). Amendment Eight to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 8-K dated September 22, 2005, SEC File No. 001-06453, filed September 22, 2005).

10.15

Management Contract or Compensatory Plan or Arrangement: Executive Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002, SEC File No. 001-06453, filed January 6, 2003).

10.16

Management Contract or Compensatory Plan or Arrangement: Executive Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003, SEC File No. 001-06453, filed April 2, 2003).

10.17

Management Contract or Compensatory Plan or Arrangement: 2005 Executive Officer Equity Plan as amended effective September 28, 2007 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8 Registration No. 333-122652 filed October 10, 2007); Form of option grant agreement under 2005 Executive Officer Equity Plan; Form of performance share unit award agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our amended Form 8-K dated September 28, 2007, SEC File No. 001-06453, filed October 2, 2007).

10.18

Management Contract or Compensatory Plan or Arrangement: Director Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K dated September 30, 2005, SEC File No. 001-06453, filed September 30, 2005).

10.19

Management Contract or Compensatory Plan or Arrangement: Executive Financial Counseling Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).

10.20

Management Contract or Compensatory Plan or Arrangement: Corporate Aircraft Time Share Policy as amended effective May 26, 2008 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2008, SEC File No. 001-06453, filed July 23, 2008).

10.21

Management Contract or Compensatory Plan or Arrangement: Executive Officer Salary Arrangements (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2008, SEC File No. 001-06453, filed July 23, 2008).

10.22

Management Contract or Compensatory Plan or Arrangement: Executive Officer Salary Arrangements (description incorporated by reference from Item 5.02 of our Form 8-K dated March 10, 2009, SEC File No. 001-06453, filed March 11, 2009).

10.23

Credit Agreement dated July 20, 2007 among various lenders, Goldman Sachs Credit Partners L.P. as Syndication Agent and Bank of America, N.A. as Administrative Agent (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed July 20, 2007).

10.24

Amendment No. 1, dated February 25, 2009, to the Credit Agreement dated July 20, 2007, among National Semiconductor Corporation and various lenders, Goldman Sachs Credit Partners L.P. as Syndication Agent and Bank of America, N.A. as Administrative Agent (incorporated by reference from the Exhibits to our Form 10-Q, SEC File No. 001-06453, filed April 8, 2009).

21.1	List of Subsidiaries and Affiliates.
23.1	Consent of Independent Registered Public Accounting Firm (included in Part IV).
24.1	Power of Attorney.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

Exhibit 21.1

NATIONAL SEMICONDUCTOR CORPORATION

SUBSIDIARIES AND AFFILIATES OF THE REGISTRANT

The following table shows certain information with respect to our active subsidiaries and affiliates as of May 31, 2009, all of which are included in our consolidated financial statements.

SUBSIDIARIES AND AFFILIATES OF NATIONAL SEMICONDUCTOR CORPORATION
Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
ActSolar, Inc.	Delaware		100%
Algorex Inc.	California		100%
DigitalQuake, Inc.	California		100%
innoCOMM Wireless	California		100%
Mediamatics, Inc.	California		100%
National Semiconductor International, Inc.	Delaware		100%
National Semiconductor (Maine), Inc.	Delaware		100%
National Semiconductor Malaysia LLC	Delaware		100%
ASIC II Limited	Hawaii		100%
National Semiconductor Estonia Ou	Estonia		100%
National Semiconductor Finland Oy	Finland		100%
National Semiconductor France S.A.R.L.	France		100%
National Semiconductor GmbH	Germany		100%
National Semiconductor Germany AG	Germany		100%
Solar Magic GmbH	Germany		100%
National Semiconductor (I.C.) Ltd.	Israel		100%
National Semiconductor S.r.l.	Italy		100%
National Semiconductor Aktiebolag	Sweden		100%
National Semiconductor Sweden Aktiebolag	Sweden		100%
National Semiconductor (U.K.) Ltd.	Great Britain	Denmark, Belgium Finland, Spain, Netherlands	100%
National Semiconductor (U.K.) Holdings Ltd.	Great Britain		100%
National Semiconductor (U.K.) Pension Trust Company Ltd.	Great Britain		100%
National Semiconductor Benelux B.V.	Netherlands		100%
National Semiconductor B.V.	Netherlands		100%
National Semiconductor International B.V.	Netherlands		100%
Natsem India Designs Pvt. Ltd.	India		100%
National Semiconductor Hong Kong Limited	Hong Kong		100%
National Semiconductor (Far East) Limited	Hong Kong	Taiwan	100%
National Semiconductor Hong Kong Sales Limited	Hong Kong		100%
National Semiconductor Services Limited	Hong Kong		100%
National Semiconductor Manufacturing Hong Kong Limited	Hong Kong		100%
National Semiconductor International Hong Kong Limited	Hong Kong		100%
National Semiconductor Japan Ltd.	Japan		100%
National Semiconductor Korea Limited	Korea		100%

Name	State or Other Jurisdiction of Incorporation	Other Country In Which Subsidiary is Registered	Percent of Voting Securities Owned by National
National Semiconductor Labuan Ltd.	Malaysia		100%
National Semiconductor SDN. BHD.	Malaysia		100%
National Semiconductor Technology SDN. BHD.	Malaysia		100%
National Semiconductor Services Malaysia SDN BHD	Malaysia		100%
National Semiconductor Holding SDN BHD	Malaysia		100%
National Semiconductor Pte. Ltd.	Singapore		100%
National Semiconductor Asia Pacific Pte. Ltd.	Singapore		100%
National Semiconductor Manufacturer Singapore Pte. Ltd.	Singapore		100%
National Semiconductor Management Shanghai Ltd.	People’s Republic of China		100%
National Semiconductor (Suzhou) Ltd.	People’s Republic of China		100%
National Semiconductor Manufacturing China Trust	People’s Republic of China	Hong Kong	100%
National Semiconductor Canada, Inc.	Canada		100%
National Semicondutores do Brasil Ltda.	Brazil		100%
National Semicondutores da America do Sul Ltd.	Brazil		100%
Electronica NSC de Mexico, S.A. de C.V.	Mexico		100%
National Semiconductor Investments, Ltd.	British Virgin Islands		100%
National Semiconductor Investments II, Ltd	British Virgin Islands		100%

Exhibit 31.1

CERTIFICATION

I, Brian L. Halla, certify that:

1.	I have reviewed this annual report on Form 10-K of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 29, 2009	\s\ Brian L. Halla
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: July 29, 2009	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 29, 2009	\s\ Brian L. Halla
Brian L. Halla
Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of National Semiconductor Corporation (the “Company”) on Form 10-K for the fiscal year ended May 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: July 29, 2009	\s\ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer