Form 10-Q
period 2009-08-30
NATIONAL SEMICONDUCTOR CORP
filed 2009-10-06
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 30, 2009.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification No.)
2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090 SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95052-8090 (Zip Code)
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

	Yes ☐	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at August 30, 2009
Common stock, par value $0.50 per share	236,611,596

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 30, 2009	Aug. 24, 2008
	(Unaudited)
Net sales	$314.4	$465.6
Cost of sales	122.2	158.4
Gross margin	192.2	307.2

Research and development	65.3	89.6
Selling, general and administrative	73.0	81.8
Severance and restructuring expenses	5.7	1.1
Other operating income, net	(2.0)	(0.1)
Operating expenses	142.0	172.4

Operating income	50.2	134.8
Interest income	0.5	3.8
Interest expense	(15.7)	(18.3)
Other non-operating income (expense), net	3.3	(2.8)

Income before taxes	38.3	117.5
Income tax expense	8.5	37.9
Net income	$29.8	$79.6

Earnings per share:
Basic	$0.13	$0.35
Diluted	$0.13	$0.33

Weighted-average common and potential common shares outstanding:
Basic	233.6	229.8
Diluted	237.9	241.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Aug. 30, 2009	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$734.1	$700.3
Receivables, less allowances of $22.9 in fiscal 2010 and $18.7 in fiscal 2009	84.3	71.7
Inventories	123.0	134.6
Deferred tax assets	73.0	72.6
Other current assets	138.0	108.0
Total current assets	1,152.4	1,087.2

Property, plant and equipment, net	425.8	461.8
Goodwill	61.5	61.5
Deferred tax assets, net	253.9	251.5
Other assets	97.9	101.3
Total assets	$1,991.5	$1,963.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$312.5	$62.5
Accounts payable	47.3	40.3
Accrued expenses	129.8	144.6
Income taxes payable	7.4	28.2
Total current liabilities	497.0	275.6

Long-term debt	962.9	1,227.4
Long-term income taxes payable	167.2	162.6
Other non-current liabilities	122.5	120.7
Total liabilities	1,749.6	1,786.3

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding:
236,611,596 in fiscal 2010 and 232,605,355 in fiscal 2009	118.3	116.3
Additional paid-in-capital	119.4	67.6
Retained earnings	127.9	116.8
Accumulated other comprehensive loss	(123.7)	(123.7)
Total shareholders’ equity	241.9	177.0
Total liabilities and shareholders’ equity	$1,991.5	$1,963.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008
Cash flows from operating activities:	(Unaudited)
Net income	$29.8	$79.6
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	25.0	31.2
Share-based compensation	13.8	19.4
Excess tax benefit from share-based payment arrangements	(0.1)	(4.1)
Tax (expense) benefit associated with stock options	(2.5)	6.2
(Gain) loss on investments	(3.3)	2.8
Loss (gain) on disposal of equipment	0.7	(0.4)
Other, net	0.9	(1.7)
Changes in certain assets and liabilities, net:
Receivables	(14.4)	(21.2)
Inventories	11.1	(0.3)
Other current assets	(8.0)	(8.7)
Accounts payable and accrued expenses	(10.9)	(39.4)
Current and deferred income taxes	(18.8)	27.9
Other non-current liabilities	8.3	0.8
Net cash provided by operating activities	31.6	92.1
Cash flows from investing activities:
Purchase of property, plant and equipment	(5.9)	(22.3)
Funding of benefit plan	(0.5)	(4.3)
Redemption and net realized losses of benefit plan	1.4	1.1
Other, net	(0.2)	0.6
Net cash used in investing activities	(5.2)	(24.9)
Cash flows from financing activities:
Repayment of bank borrowing	(15.6)	(15.6)
Payment on software license obligations	(3.2)	-
Excess tax benefit from share-based payment arrangements	0.1	4.1
Minimum tax withholding paid on behalf of employees for net share settlements	(1.4)	(0.1)
Issuance of common stock	46.2	19.2
Purchase and retirement of treasury stock	-	(105.1)
Cash dividends declared and paid	(18.7)	(14.0)
Net cash provided by (used in) financing activities	7.4	(111.5)
Net change in cash and cash equivalents	33.8	(44.3)
Cash and cash equivalents at beginning of period	700.3	736.8
Cash and cash equivalents at end of period	$734.1	$692.5

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance energy-efficient analog and mixed-signal solutions. We market our solutions under our PowerWise® brand. Energy-efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our majority-owned subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

We have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” through the date that the financial statements were issued on October 6, 2009.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Numerator:
Net income	$29.8	$79.6

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	233.6	229.8

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	4.3	11.5

Weighted-average common and potential common shares outstanding used for diluted earnings per share	237.9	241.3

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	43.6	27.0

Weighted-average exercise price	$22.17	$26.36

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the first quarter of fiscal 2010 and 2009, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at August 30, 2009 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-Based Compensation

Share-based compensation expense included in operating results is presented in the following table:

                                                                                                                                       Three Months Ended

(In Millions, Except Per Share Amounts)	Aug. 30, 2009	Aug. 24, 2008

Cost of sales:
Gross compensation	$2.7	$3.9
Capitalized in inventory during the period	(1.9)	(3.5)
Realized from inventory during the period	2.4	3.5
	3.2	3.9
Research and development	4.4	6.4
Selling, general and administrative	8.5	9.1

Total share-based compensation included in income before taxes	16.1	19.4
Income tax benefit	(4.7)	(6.3)

Total share-based compensation, net of tax, included in net income	$11.4	$13.1

Share-based compensation effects on earnings per share:
Basic	$0.05	$0.06
Diluted	$0.05	$0.05

Share-based compensation capitalized in inventory	$1.0	$2.0

Total gross share-based compensation	$15.6	$19.4

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended
	Aug. 30, 2009	Aug. 24, 2008
Stock Option Plans:
Expected life (in years)	3.8	3.7
Expected volatility	46%	39%
Risk-free interest rate	1.9%	2.8%
Dividend yield	2.3%	1.1%

The weighted-average fair value of stock options granted during the first quarter of fiscal 2010 was $4.03 per share and during the first quarter of fiscal 2009 was $6.23 per share. There were no rights granted under our stock purchase plan in the first quarter of fiscal 2010 and 2009.

The fair value of cash awards in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions as of:

	Aug. 30, 2009	May 31, 2009
Executive Officer Retention Awards:
Closing stock price	$15.36	$13.88
Expected life (in years)	2.0	2.0
Expected volatility	45%	60%
Risk-free interest rate	1.0%	0.9%
Dividend yield	2.0%	2.0%

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officers retention arrangements are near-the-money and at the closing price of our common stock on the last day of the quarter and have terms of two years. The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the expected life of the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

Note 2. Fair Value Measurements

We measure and report our financial assets and liabilities under the provisions of SFAS No. 157, “Fair Value Measurement,” which we adopted in fiscal 2009. Effective at the beginning of our fiscal 2010, we adopted the provisions of SFAS No. 157 for non-financial assets and non-financial liabilities. As permitted under FASB Staff Position No. FAS 157-2, we did not apply the provisions of SFAS No. 157 to non-financial assets and non-financial liabilities prior to fiscal 2010. The adoption of SFAS No. 157 for non-financial assets and non-financial liabilities had no significant effect on either our financial position or results of operations. Our non-financial assets subject to SFAS No. 157 include goodwill, amortizable intangible assets, and property, plant and equipment, which are measured and recorded at fair value in the period they are determined to be impaired.

We measure fair value to record our cash equivalents, the deferred compensation plan assets and the corresponding deferred compensation plan liability. The measurement of fair value for our long-term debt is used to provide disclosure in accordance with FSP SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” and is not used to record the carrying value of our long-term debt.

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

Level 2 assets and liabilities include our investments in commercial paper that are classified as cash equivalents and our senior notes that represent long-term debt instruments that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. Although we did not make investments in commercial paper during the first quarter of fiscal 2010, we have made investments in the past and may make investments in commercial paper in the future.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 assets and liabilities include goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are determined to be impaired and our unsecured term loan with a bank, where we determine fair value based on unobservable inputs using the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the liability.

Assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Balances at August 30, 2009:
Assets
Institutional money-market funds	$388.5
Investment funds – Deferred compensation plan assets	43.3
Total assets measured at fair value	$431.8

Liabilities
Deferred compensation plan liability	$43.3
Total liabilities measured at fair value	$43.3

Balances at May 31, 2009:
Assets
Institutional money-market funds	$368.4
Investment funds – Deferred compensation plan assets	40.9
Total assets measured at fair value	$409.3

Liabilities
Deferred compensation plan liability	$40.9
Total liabilities measured at fair value	$40.9

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of its corresponding liability.

The fair value of our long-term debt (including the current portion) at August 30, 2009 was $1,246.5 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Aug. 30, 2009	May 31, 2009

Receivable allowances:
Doubtful accounts	$1.1	$1.1
Returns and allowances	21.8	17.6
Total receivable allowances	$22.9	$18.7

Inventories:
Raw materials	$6.6	$5.0
Work in process	78.1	81.6
Finished goods	38.3	48.0
Total inventories	$123.0	$134.6

Other current assets:
Prepaid income taxes	$75.6	$71.1
Prepaid expenses	39.7	31.2
Assets held for sale	22.4	5.4
Other	0.3	0.3
Total other current assets	$138.0	$108.0

Property, plant and equipment:
Total property, plant and equipment	$2,398.6	$2,505.3
Less accumulated depreciation and amortization	(1,972.8)	(2,043.5)
Total property, plant and equipment, net	$425.8	$461.8

Other assets:
Deposits	$2.5	$7.1
Debt issuance costs	7.5	8.2
Income tax receivable	35.2	35.2
Deferred compensation plan assets	43.3	40.9
Other	9.4	9.9
Total other assets	$97.9	$101.3

Accrued expenses:
Payroll and employee related	$47.7	$39.5
Accrued interest payable	12.2	24.9
Severance and restructuring expenses	33.7	44.4
Other	36.2	35.8
Total accrued expenses	$129.8	$144.6

Other non-current liabilities:
Accrued pension cost	$54.8	$52.7
Deferred compensation plan liability	43.3	40.9
Other	24.4	27.1
Total other non-current liabilities	$122.5	$120.7

Condensed consolidated balance sheets (continued):

(In Millions)	Aug. 30, 2009	May 31, 2009

Accumulated other comprehensive loss:
Defined benefit pension plans	$(123.5)	$(123.5)
Other	(0.2)	(0.2)
Total accumulated other comprehensive loss	$(123.7)	$(123.7)

Condensed consolidated statements of income:

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008
Other operating income, net:
Net intellectual property income	$-	$(0.1)
Litigation settlement	(2.0)	-
Total other operating income, net	$(2.0)	$(0.1)
Other non-operating income (expense), net:
Trading securities:
Change in net unrealized holding gains and losses, net	$3.3	$(2.8)
Total other non-operating income (expense), net	$3.3	$(2.8)

Note 4. Statements of Cash Flows Information

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008
Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$27.7	$29.8
Income taxes	$35.9	$3.9

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$1.4	$0.2
Acquisition of software under license obligations, net	$-	$3.3

Note 5. Cost Reduction Programs and Restructuring of Operations

We recorded a net charge of $5.7 million for severance and restructuring expenses in the first quarter of fiscal 2010. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Three Months Ended August 30, 2009:
March 2009 workforce reduction and plant closures:
Other exit-related costs	$-	$5.7	$5.7
Severance	-	0.1	0.1
	-	5.8	5.8
Fiscal 2008 workforce reduction and manufacturing restructure:
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses	$-	$5.7	$5.7

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in our product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of fiscal 2009. In addition, we planned to further reduce headcount by approximately 875 through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. The departure of these additional employees is expected to coincide with the phased timing of the plant closures. In connection with these planned closures, we recorded a $5.8 million charge in the first quarter of fiscal 2010. This amount included other exit-related costs of $5.7 million associated with closure and transfer activities that occurred at these facilities during the quarter. The charge also included $0.1 million of severance-related costs that was incurred in the quarter. Since these charges relate to actions announced in fiscal 2009, total cumulative charges (including the charges incurred in fiscal 2010 and 2009) through August 30, 2009 for these actions is presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$45.8	$59.8
Other exit-related costs	-	9.0	9.0
Impairment of equipment	-	54.3	54.3

Total cumulative severance and restructuring expenses for the
March 2009 workforce reduction and plant closures	$14.0	$109.1	$123.1

Remaining activities associated with the closures of the Texas and China manufacturing facilities are expected to continue over the next 5 quarters. We expect to incur approximately $27 million to $32 million over the same period for other exit-related costs associated with these remaining activities. As a result, total charges for all actions announced in March 2009 are expected to be approximately $150 million to $155 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment under SFAS No. 131, and will be included in the category described as “All Others.”

The charges recorded in the first quarter of fiscal 2010 described above were partially offset by a recovery of $0.1 million recorded upon the release of a residual accrued balance for other exit-related costs associated with the fiscal 2008 manufacturing restructure.

During the first quarter of fiscal 2010, production activity in China ceased and we are actively engaged in locating a buyer to purchase the manufacturing facility and its existing machinery and equipment in its current condition. In addition, certain equipment that is no longer being used in our Texas manufacturing operations is expected to be sold. As a result, the China plant assets and the Texas equipment, which have a total carrying value of $22.4 million after impairment charges, have been classified as “held for sale” and are reported in other current assets in the condensed consolidated balance sheet as of August 30, 2009. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell).

The following table provides a summary of the activities through the first quarter of fiscal 2010 related to severance and restructuring costs included in accrued expenses:

(In Millions)	Fiscal 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions In Prior Years		Total
	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs

Balance at May 31, 2009	$42.9	$1.2	$0.1	$0.2	$44.4
Cost reduction charges	0.1	5.7	-	-	5.8
Cash payments	(11.1)	(5.8)	-	-	(16.9)
Exchange rate adjustment	0.5	-	-	-	0.5
Release of residual reserves	-	-		(0.1)	(0.1)
Balance at August 30, 2009	$32.4	$1.1	$0.1	$0.1	$33.7

During the first quarter of fiscal 2010 we paid severance to 439 employees in connection with the workforce reductions announced in fiscal 2009. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the planned closures of our manufacturing facilities in Texas and China.

The balances at August 30, 2009 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the workforce reduction and the manufacturing plant closures announced in fiscal 2009. Payments for the remaining $32.5 million of severance balances are expected to be paid over the next 6 quarters as we complete the closures of our two manufacturing facilities. Severance amounts are generally paid 30-60 days after the employee’s actual departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 6. Income Taxes

Income tax expense of $8.5 million in the first quarter of fiscal 2010 was lower than the $37.9 million in the first quarter of fiscal 2009 mainly because our fiscal 2010 income was lower. In addition, lower income tax expense in the first quarter of fiscal 2010 was due to a higher proportion of our earnings coming from our Malaysian subsidiary whose earnings are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010. Higher discrete tax benefits from restructuring charges in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 also contributed to lower income tax expense in the first quarter.

Note 7. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Service cost of benefits earned during the period	$0.9	$1.0
Plan participant contributions	(0.2)	(0.2)
Interest cost on projected benefit obligation	4.1	4.3
Expected return on plan assets	(3.4)	(4.8)
Net amortization and deferral	1.4	0.9
Net periodic pension cost	$2.8	$1.2

Total contributions paid to these plans were $0.5 million in the first quarter of fiscal 2010 and $0.5 million in the first quarter of fiscal 2009. We currently expect our total fiscal 2010 contribution to these plans to be approximately $7 million.

Note 8. Shareholders’ Equity

Stock Repurchase Programs

During the first quarter of fiscal 2010, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future stock repurchases as of August 30, 2009. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Dividends

We paid cash dividends of $18.7 million ($0.08 per outstanding share of common stock) in the first quarter of fiscal 2010. In the first quarter of fiscal 2009, we paid cash dividends of $14.0 million ($0.06 per outstanding share of common stock). On September 10, 2009 our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock which will be paid on October 12, 2009 to shareholders of record at the close of business on September 21, 2009.

Note 9. Share-Based Compensation Plans

Stock Option Plans

The following table summarizes the activity of common stock shares related to stock options granted under our equity plans (including the 2007 Employees Equity Plan (EEP), but excluding the director stock option plan under which new options can no longer be granted) during the first quarter of fiscal 2010:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 31, 2009	53.8	$19.95
Granted	5.6	$12.90
Exercised	(3.8)	$11.54
Forfeited	(0.4)	$21.24
Expired	(1.5)	$22.51
Outstanding at August 30, 2009	53.7	$19.75

The total intrinsic value of options exercised in fiscal 2010 was $5.6 million in the first quarter. The total intrinsic value of options exercised in fiscal 2009 was $20.9million in the first quarter. Total unrecognized compensation cost related to stock option grants as of August 30, 2009 was $67.3million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at August 30, 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and
expected to vest	52.1	$19.78	$63.4	2.7

Currently exercisable	39.0	$20.47	$44.6	2.0

Other Stock Plans

The following table provides a summary of activity during the first quarter of fiscal 2010 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan and the EEP (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 31, 2009	1,072.2	$15.59
Granted/Issued	17.7	$13.02
Vested	(13.0)	$26.10
Forfeited	(22.3)	$13.29
Outstanding at August 30, 2009	1,054.6	$15.47

The total fair value of restricted shares that vested in fiscal 2010 was $0.2 million in the first quarter. The total fair value of restricted shares that vested in fiscal 2009 was $0.8 million in the first quarter. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of August 30, 2009 was $10.1 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Under the director stock plan, we issued 12,000 shares of common stock to one of our directors in the first quarter of fiscal 2010 in connection with his appointment to our Board of Directors. Total unrecognized compensation cost as of August 30, 2009 related to non-vested awards granted under this plan was $0.4 million, which is expected to be recognized over a weighted-average period of 2.0 years.

Under the 2005 Executive Officer Equity Plan (EOEP), options to purchase 1,280,000 shares of common stock were granted in the first quarter of fiscal 2010. These shares are included in the amounts presented in the table above that summarizes stock option activity.

With respect to performance share units under the EOEP, 259,374 shares were issued in the first quarter of fiscal 2010 upon completion in July 2009 of the third two-year performance period. Targets for a fifth two-year performance period were established in July 2009 and will be measured after the end of fiscal 2011. In addition, targets for a special one-year performance period were established, which will be measured after the end of fiscal 2010, but requires a two-year vesting period. Performance against targets for a fourth two-year performance period, which targets were established in the first quarter of fiscal 2009, will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to unvested performance share units as of August 30, 2009 was $20.5 million, which is expected to be recognized over a weighted-average period of 1.8 years.

Total unrecognized compensation cost as of August 30, 2009 related to the executive officer retention awards approved in November 2008, which are indexed to the price of our common stock, was $9.1 million, which is expected to be recognized over a weighted-average period of 1.3 years.

In September 2009, the shareholders of National Semiconductor approved the 2009 Incentive Award Plan (2009 Plan). The 2009 Plan will replace our four existing equity compensation plans that provide share-based awards to employees and officers of the company. The 2009 Plan authorizes 16,000,000 shares of our common stock for issuance to eligible individuals in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, stock payments, deferred stock, other stock-based awards and performance-based awards. In addition to employees and officers of the company, members of our Board of Directors and consultants to the company are eligible to participate, as determined by the Compensation Committee of the Board of Directors.

Our shareholders also approved amendments to certain of our existing equity incentive plans that will allow for a one-time stock option exchange program. Like many companies, we have experienced a significant decline in our stock price over the last year in light of the current global financial and economic crisis. As a result, our employees hold stock options with exercise prices significantly above the recent trading prices of our common stock. If implemented, this one-time stock option exchange program would permit some of our employees to surrender certain of these outstanding stock options for cancellation in exchange for a lesser number of restricted stock units to be granted under the 2009 Plan. We are currently unable to determine the financial effect of this one-time stock option exchange program.

Note 10. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended August 30, 2009:
Sales to unaffiliated customers	$294.3	$20.1	$314.4

Segment income (loss) before taxes	$54.3	$(16.0)	$38.3

Three months ended August 24, 2008:
Sales to unaffiliated customers	$421.2	$44.4	$465.6

Segment income before taxes	$111.0	$6.5	$117.5

The information in the table above for the three months ended August 24, 2008 has been reclassified to present segment information based on the structure of our operating segments in the first quarter of fiscal 2010. Operating segments that do not meet the criteria in SFAS No. 131 of a reportable segment are combined under the category “All Others.” Sales for the category “All Others,” include sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

Note 11. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2010.

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

Other Matters

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009, each in accordance with the Court’s local rules. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. We intend to contest the case through all available means.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II, Item 1A. “Risk Factors” and the “Outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A. of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended August 30, 2009 and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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
•

targeting our analog solutions towards existing or emerging markets that can provide high growth and high returns (current examples would include wireless handsets (including smart phones), LED lighting, renewable energy, portable medical and communications infrastructure);

•	strengthening and deepening our relationships with customers; and
•	consistently delivering superior returns on invested capital to our shareholders.

Approximately 94 percent of our net sales in the first quarter of fiscal 2010 came from Analog segment products. Beyond the standard linear categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy-efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. One of our most recently launched products, the SolarMagic® power optimizer, was awarded the 2009 InterSolar Innovation Award. For more information on our business, see Part I, Item 1. “Business,” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 58 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2010, compared to approximately 52 percent in the first quarter of fiscal 2009. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $3.8 million in both the first quarter of fiscal 2010 and 2009.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.5 million in the first quarter of fiscal 2010 and $0.3 million in the first quarter of fiscal 2009. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

We classify long-lived assets as assets held for sale when the criteria have been met, as described under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset as a current asset at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of August 30, 2009, our reporting units containing goodwill include our high speed product, infrastructure power, mobile devices power, performance power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or recovered. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although FASB Interpretation No. 48 (FIN 48) provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by FIN 48 will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, this could have a material impact on income tax expense.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” (SFAS No. 123(R)). We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. Compensation expense for cash awards to be paid in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) is measured under SFAS No. 123(R) since the award is indexed to the price of our common stock. The fair value of the cash awards are measured each reporting period and is calculated using the Monte Carlo valuation method.

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

We also grant performance share units to executive officers that require us to estimate expected achievement of performance targets over the performance period. This estimate involves judgment regarding future expectations of various financial performance measures such as those described in the overview section below. If there are changes in our estimate of the level of financial performance measures expected to be achieved, the related share-based compensation expense may be significantly increased or reduced in the period that our estimate changes.

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the analog standard linear categories as defined by WSTS. In the first quarter of fiscal 2010, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to the energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales were substantially lower in the first quarter of fiscal 2010 compared to sales in the first quarter of fiscal 2009 as the slowdown in the global economy continued to negatively affect our business. As factory utilization declined to 46 percent in the first quarter of fiscal 2010 from 70 percent in the first quarter of fiscal 2009 due to lower sales, our gross margin percentage was lower in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. However, on a sequential basis, our gross margin percentage in the first quarter of fiscal 2010 increased by 280 basis points from the gross margin in the fourth quarter of fiscal 2009 due to a combination of improved product mix, higher sales volume and better manufacturing cost efficiencies. Our performance in gross margin percentage is dependent on our sales mix of higher-value analog products, as well as manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Although the current economic downturn has negatively affected our earnings level, we remain focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating margins, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

Stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. During the first quarter of fiscal 2010, we did not repurchase shares of our common stock in connection with the $500 million stock repurchase program announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future common stock repurchases as of August 30, 2009.

We continued with the dividend program in the first quarter of fiscal 2010, during which time we paid a total of $18.7 million in cash dividends. On September 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on October 12, 2009 to shareholders of record at the close of business on September 21, 2009.

The following table and discussion provide an overview of our operating results for the first quarter of fiscal 2010 and 2009:

	Three Months Ended
(In Millions)	Aug. 30, 2009	% Change		Aug. 24, 2008

Net sales	$314.4	(32.5%	)	$465.6
Gross margin	$192.2			$307.2
As a % of net sales	61.1%			66.0%
Operating income	$50.2			$134.8
As a % of net sales	16.0%			29.0%
Net income	$29.8			$79.6
As a % of net sales	9.5%			17.1%

Net income for the first quarter of fiscal 2010 includes $5.7 million for severance and restructuring expenses primarily related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009 (see Note 5 to the Condensed Consolidated Financial Statements). It also includes $2.0 million of other operating income (see Note 3 to the Condensed Consolidated Financial Statements). Net income for the first quarter of fiscal 2009 included $1.1 million for severance and restructuring expenses related to the factory modernization effort and workforce reduction announced in fiscal 2008. It also included $0.1 million of other operating income (see Note 3 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense under SFAS No. 123(R), which totaled $16.1 million in the first quarter of fiscal 2010 compared to $19.4 million in the first quarter of fiscal 2009. The decrease in our share-based compensation expense in fiscal 2010 compared to fiscal 2009 is primarily due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that generally had higher computed fair values due mainly to the volatility component of the fair value computation, combined with a decrease in the number of shares awarded under stock option grants that have lower fair values in fiscal 2010. For further information and a description of these plans, see Note 1 and Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Also, see Note 1 and Note 9 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our share-based compensation plans and the effect of share-based compensation expense for the first quarter of fiscal 2010 and 2009.

Net Sales

	Three Months Ended
(In Millions)	Aug. 30, 2009	% Change		Aug. 24, 2008

Analog segment	$294.3	(30.1%	)	$421.2
As a % of net sales	93.6%			90.5%
All others	$20.1	(54.7%	)	$44.4
As a % of net sales	6.4%			9.5%
Total net sales	$314.4			$465.6
	100.0%			100.0%

The table above and the following discussion are based on our reportable segments described in Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2009. During the first quarter of fiscal 2010, the advanced power business unit was reorganized into the infrastructure power business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed product, infrastructure power, mobile devices power, performance power products and precision signal path business units. The information for the first quarter of fiscal 2009 has been reclassified to present segment information based on the structure of our operating segments in the first quarter of fiscal 2010.

Analog segment sales were lower in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to lower overall demand from customers, particularly from customers in the wireless handset market, who have been negatively affected by the sharp downturn in the overall global economy. These industry conditions have also caused a decline in new orders from our distributors, who service a number of customers across a broad range of industries and markets. Unit shipments in our Analog segment decreased 32 percent in the first quarter of fiscal 2010 compared to the volume shipped in the first quarter of fiscal 2009. Blended-average selling prices in our Analog segment increased 3 percent in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009. The increase in blended-average selling prices was driven mainly by improved sales mix from higher-value products.

For purposes of the following discussion, we have combined as one group the business units whose products are targeted for the power management market (infrastructure power, mobile devices power and performance power products). Net sales from this group in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 decreased by 30 percent. Net sales from our high-speed product and precision signal path business units in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 decreased by 33 percent and 28 percent, respectively.

For other operating business units included in “All Others,” the decrease in sales for the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was primarily due to declining sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended
(In Millions)	Aug. 30, 2009	% Change		Aug. 24, 2008

Net Sales	$314.4	(32.5%	)	$465.6
Cost of sales	122.2	(22.9%	)	158.4
Gross margin	$192.2			$307.2
As a % of net sales	61.1%			66.0%

Our gross margin percentage decreased in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 due to a decline in factory utilization caused by significantly lower sales. The decrease in gross margin percentage was somewhat offset by a favorable effect from cost control measures and early completion of production activity in our China assembly plant. Despite a lower gross margin percentage, improved product mix of higher-margin analog products continues to have a positive influence on our performance in gross margin percentage. As part of that product mix improvement, our blended-average analog selling prices in the first quarter of fiscal 2010 were higher compared to the first quarter of fiscal 2009. Our analog product portfolio has continued to improve through active efforts to increase the portion of our business that comes from high value, high-performance analog products that are more proprietary in nature. Wafer fabrication capacity utilization (based on wafer starts) was 46 percent in the first quarter of fiscal 2010 compared to 70 percent in the first quarter of fiscal 2009. Gross margin in the first quarter of fiscal 2010 includes share-based compensation expense of $3.2 million compared to $3.9 million in the first quarter of fiscal 2009.

Research and Development

	Three Months Ended
(In Millions)	Aug. 30, 2009	% Change	Aug. 24, 2008

Research and development	$65.3	(27.1%)	$89.6
As a % of net sales	20.8%		19.2%

The decrease in research and development expenses in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009 combined with lower annual payroll and employee benefit expenses. Share-based compensation expense included in R&D expense was $4.4 million in the first quarter of fiscal 2010 compared to $6.4 million in the first quarter of fiscal 2009. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended
(In Millions)	Aug. 30, 2009	% Change	Aug. 24, 2008

Selling, general and administrative	$73.0	(10.8%)	$81.8
As a % of net sales	23.2%		17.6%

Selling, general and administrative expenses include a charge of $3.3 million in the first quarter of fiscal 2010 compared to a credit of $2.8 million in the first quarter of fiscal 2009 that represent changes in the liability associated with the employee deferred compensation plan due to changes in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income (Expense), Net.” Excluding these amounts, the decrease in SG&A expenses in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 was $14.9 million, or 17.6 percent. The decrease in SG&A expenses primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, as well as lower annual payroll and employee benefit expenses. Share-based compensation expense included in SG&A expense was $8.5 million in the first quarter of fiscal 2010 compared to $9.1 million in the first quarter of fiscal 2009.

Interest Income

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Interest income	$0.5	$3.8

The decrease in interest income in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is due to lower interest rates.

Interest Expense

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Interest expense	$(15.7)	$(18.3)

The decrease in interest expense in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Income (Expense), Net

	Three Months Ended
(In Millions)	Aug. 30, 2009		Aug. 24, 2008

Gain (loss) on investments	$3.3		$(2.8)
Total other non-operating income (expense), net	$3.3	`	$(2.8)

Non-operating income (expense), net, is derived from activities related to investment assets. The gain on investments in the first quarter of fiscal 2010 reflects a recovery in the market value of the investment assets held in a trust for the employee deferred compensation plan, while the loss in the first quarter of fiscal 2009 reflected a decline in its market value. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the first quarter of fiscal 2010 and 2009 include an offsetting charge and credit pertaining to the corresponding liability.

Income Tax Expense

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Income tax expense	$8.5	$37.9
Effective tax rate	22.2%	32.3%

The effective tax rate was lower in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, primarily due to a higher proportion of our earnings coming from our Malaysian subsidiary whose earnings are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010. Higher discrete tax benefits from restructuring charges in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009 also contributed to a lower effective tax rate in fiscal 2010.

Liquidity and Capital Resources

	Three Months Ended
(In Millions)	Aug. 30, 2009	Aug. 24, 2008

Net cash provided by operating activities	$31.6	$92.1
Net cash used in investing activities	(5.2)	(24.9)
Net cash provided by (used in) financing activities	7.4	(111.5)
Net change in cash and cash equivalents	$33.8	$(44.3)

The primary factors contributing to the changes in cash and cash equivalents in the first quarter of fiscal 2010 and 2009 are described below:

Net cash provided by operating activities during the first quarter of fiscal 2010 was lower than it was during the first quarter of fiscal 2009 mainly because of lower net income. However, net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) generated cash from operating activities during the first quarter of fiscal 2010. This amount was partially reduced by the negative effect from changes in current and deferred income taxes combined with the negative effect from changes in other working capital components. The negative effect from changes in other working capital components was caused by an increase in accounts receivable and a decrease in accounts payable and accrued expenses, which more than offset the positive effect from a decrease in inventories. In the first quarter of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense). This amount was partially reduced by the negative effect from changes in working capital components caused by an increase in accounts receivable and a decrease in accounts payable and accrued expenses, which more than offset the positive effect from changes in current and deferred income taxes.

The primary use of cash for investing activities in the first quarter of fiscal 2010 was the purchase of property, plant and equipment of $5.9 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first quarter of fiscal 2009 was the purchase of property, plant and equipment of $22.3 million, mainly representing the purchase of machinery and equipment.

The primary source of cash for financing activities in the first quarter of fiscal 2010 was from proceeds of $46.2 million from the issuance of common stock under employee benefit plans. This amount was partially offset by payments of $18.7 million for cash dividends, $15.6 million of principal payments on the bank term loan and $3.2 million for software license obligations. The primary use of cash for financing activities in the first quarter of fiscal 2009 was for the repurchase of approximately 4.9 million shares of our common stock in the open market for $105.1 million and payments of $14.0 million for cash dividends and $15.6 million of principal payments on the bank term loan. These amounts were partially offset by proceeds of $19.2 million from the issuance of common stock under employee benefit plans.

In September 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on October 12, 2009 to shareholders of record at the close of business on September 21, 2009.

We anticipate that our fiscal 2010 capital expenditures will be lower than the fiscal 2009 amount and we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. Activities associated with the closures of our manufacturing facilities in Texas and China are expected to continue over the next 5 quarters. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2010, as well as principal and interest payments due on our debt, and payments for severance and other exit-related costs associated with the Texas and China closure activities. However, we cannot be certain that if economic conditions were to substantially further deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, future declines in overall economic conditions could lead to deterioration in the quality of customer receivables in the future. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the downturn in the financial markets. However, major declines in financial markets could cause reductions in our cash equivalents and marketable investments in the future.

Recenntly Issued Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board ratified EITF Issue No. 08-01, “Revenue Arrangements with Multiple Deliverables” (previously titled, “Revenue Recognition for a Single Unit of Accounting”). In absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this EITF requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This EITF will be applied on a prospective basis for revenue arrangements entered into or materially modified beginning in our fiscal 2012, with earlier application permitted. Since we will apply the requirements of this EITF on a prospective basis, we are currently unable to evaluate its effect on our consolidated financial statements.

Outlook

In the first quarter of fiscal 2010, we saw signs of improvement in our business, as new orders increased 17 percent sequentially over the fourth quarter of fiscal 2009.

A portion of the improvement in new orders was attributable to higher turns orders, which represent orders received with delivery requested in the same quarter. The increase in turns orders came mainly from our distributors, whose inventories were low at the start of our first quarter of fiscal 2010, and who then saw their resales increase by approximately 5 percent during the quarter. We anticipate that turns orders will continue to run at current levels into the second quarter of fiscal 2010. In addition, our opening 13-week backlog as we entered the second quarter of fiscal 2010 was higher than it was when we began the first quarter of fiscal 2010.

Considering all factors, including those described above, we provided guidance for net sales in the second quarter of fiscal 2010 to be in the range of approximately $325 million to $340 million, or an increase of approximately 3 percent to 8 percent sequentially from the level achieved in the first quarter of fiscal 2010. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. As a result of the higher net sales outlook, we anticipate that our wafer fabrication utilization will rise slightly in the second quarter of fiscal 2010. Consequently, we anticipate that our gross margin percentage in the second quarter of fiscal 2010 will be higher than what it was in the first quarter of fiscal 2010 depending on the sales level that we achieve. However, if factory utilization declines or there are changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

In connection with the cost reduction action that was announced in March 2009, we expect to complete remaining activities primarily associated with the closures of our manufacturing facilities in Texas and China over the next 5 quarters. As a result, we expect to incur approximately $27 million to $32 million over the same period for other exit-related costs associated with these remaining activities. Although much of the savings we expected to realize from the March 2009 actions are reflected in our current operating results, we expect to see gross margin improvement of approximately 4 percentage points once we complete the closure of the Texas manufacturing facility.

Consistent with our practice in recent years of annually granting stock options to employees in our first fiscal quarter, we granted options to purchase 5.5 million shares of our common stock at $12.89 per share in July 2009. As a result, we expect total share-based compensation expense to be approximately $21 million in the second quarter of fiscal 2010, which is higher compared to the first quarter of fiscal 2010. This increase includes the effect of accelerating share-based compensation expense associated with options granted to employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. For more discussion on share-based compensation expense, see Note 1 and Note 9 to the Condensed Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and to Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. There have been no material changes in market risk from the information reported in these sections.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2010, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009, each in accordance with the Court’s local rules. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. We intend to contest the case through all available means.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results or financial condition.

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

RISK FACTORS RELATING TO GENERAL BUSINESS CONDITIONS

Significant deterioration in the global economy has reduced demand for our products, and our business has been and may continue to be adversely affected.

We have seen significant reductions in order rates as a result of the current weak global economy. As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges currently affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. While near-term market conditions have shown some improvement, it is not clear that this improvement will continue. It is possible that conditions could get worse. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow. If economic conditions in the United States and other key markets deteriorate further or do not show improvement, our business and operating results will continue to be adversely affected.

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

During the first quarter of fiscal 2010, approximately 77 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Global disruptions and events could adversely affect our financial performance and operating results.

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

We have significant manufacturing operations in Malaysia and, as a result, are subject to risks.

We have significant assembly and test facilities in Melaka, Malaysia. We may be adversely affected by changes in laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in Malaysia are in compliance with all applicable legal and regulatory requirements. However, we cannot assure you that new, stricter regulations will not be imposed or interpretations of existing regulations will not be changed, each of which would require additional expenditures. Changes in the political environment or government policies could result in revisions to laws or regulations or their interpretation and enforcement, increased taxation, restrictions on imports, import duties or currency revaluations. A significant destabilization of relations between the United States and Malaysia could result in restrictions or prohibitions on our operations in that country.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any significant difficulties with supplies or subcontractors in fiscal 2009, we have had difficulties in the past and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

In the first quarter of fiscal 2010, our distributors accounted for approximately 58 percent of our sales, with two of our distributors together accounting for 28 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 11 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Increased leverage may harm our financial condition and results of operations.

Our total liabilities at the end of the first quarter of fiscal 2010 were $1.7 billion. Of total liabilities, $1.3 billion was debt incurred in connection with the accelerated stock repurchase program announced in June 2007. In June 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay the indebtedness under the bridge credit facility, of which we have since repaid approximately $250 million. As a result, this increase in long-term debt and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Increases in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates remained stable during the first quarter of fiscal 2010, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 11 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the first quarter of fiscal 2010 covered by this report, we did not make any unregistered sales of our securities.

(b)	The following table summarizes purchases we made of our common stock during the first quarter of fiscal 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 June 1, 2009 - June 30, 2009	21,557	$13.49	-	$127 million
Month # 2 July 1, 2009 - July 31, 2009	106,000	$12.89	-	$127 million
Month # 3 August 1, 2009 - August 30, 2009	965	$14.52	-	$127 million
Total	128,522		-

(1) Represents 110,461 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 18,061 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under our $500 million stock repurchase program announced in June 2007. As of August 30, 2009, $127 million of the $500 million stock repurchase program remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

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

3.2	By-Laws of the Company, as amended and restated effective January 28, 2009 (incorporated by reference from the Exhibit to our Form 8-K dated January 28, 2009, SEC File No. 001-06453). .
4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
10.1

National Semiconductor Corporation Executive Officer Incentive Plan, as amended effective July 15, 2009 (incorporated by reference from Appendix A to our Definitive Proxy Statement on Schedule 14A filed on August 11, 2009, SEC File No. 001-06453).

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: October 6, 2009	/s/ Jamie E. Samath
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 6, 2009	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: October 6, 2009	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Brian L. Halla, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 6, 2009	/s/ Brian L. Halla
Brian L. Halla Chairman of the Board and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended August 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: October 6, 2009	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer