Form 10-Q
period 2009-11-29
NATIONAL SEMICONDUCTOR CORP
filed 2010-01-07
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended November 29, 2009.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification No.)
2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090 SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95052-8090 (Zip Code)
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

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at November 29, 2009
Common stock, par value $0.50 per share	237,812,454

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008
	(Unaudited)		(Unaudited)
Net sales	$344.6	$421.6	$659.0	$887.2
Cost of sales	119.6	144.2	241.8	302.6
Gross margin	225.0	277.4	417.2	584.6

Research and development	68.2	91.6	133.5	181.2
Selling, general and administrative	81.0	69.5	154.0	151.3
Severance and restructuring expenses, net	0.7	28.1	6.4	29.2
Other operating expense (income), net	1.1	(0.1)	(0.9)	(0.2)
Operating expenses, net	151.0	189.1	293.0	361.5

Operating income	74.0	88.3	124.2	223.1
Interest income	0.4	3.8	0.9	7.6
Interest expense	(15.0)	(18.7)	(30.7)	(37.0)
Other non-operating income (expense), net	2.0	(12.3)	5.3	(15.1)

Income before taxes	61.4	61.1	99.7	178.6
Income tax expense	14.4	24.8	22.9	62.7
Net income	$47.0	$36.3	$76.8	$115.9

Earnings per share:
Basic	$0.20	$0.16	$0.33	$0.51
Diluted	$0.20	$0.16	$0.32	$0.49

Weighted-average common and potential common shares outstanding:
Basic	236.6	228.0	235.1	228.9
Diluted	241.0	234.0	239.5	237.6

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Nov. 29, 2009	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$821.7	$700.3
Receivables, less allowances of $25.5 in fiscal 2010 and $18.7 in fiscal 2009	87.6	71.7
Inventories	116.4	134.6
Deferred tax assets	73.0	72.6
Other current assets	135.5	108.0
Total current assets	1,234.2	1,087.2

Property, plant and equipment, net	416.0	461.8
Goodwill	66.1	61.5
Deferred tax assets, net	256.7	251.5
Other assets	102.5	101.3
Total assets	$2,075.5	$1,963.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$339.0	$62.5
Accounts payable	41.7	40.3
Accrued expenses	161.2	144.6
Income taxes payable	17.0	28.2
Total current liabilities	558.9	275.6

Long-term debt	921.8	1,227.4
Long-term income taxes payable	169.1	162.6
Other non-current liabilities	129.5	120.7
Total liabilities	1,779.3	1,786.3

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding:
237,812,454 in fiscal 2010 and 232,605,355 in fiscal 2009	118.9	116.3
Additional paid-in-capital	145.0	67.6
Retained earnings	156.0	116.8
Accumulated other comprehensive loss	(123.7)	(123.7)
Total shareholders’ equity	296.2	177.0
Total liabilities and shareholders’ equity	$2,075.5	$1,963.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008
Cash flows from operating activities:	(Unaudited)
Net income	$76.8	$115.9
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	47.8	61.5
Share-based compensation	32.7	35.5
Excess tax benefit from share-based payment arrangements	(0.1)	(4.3)
Tax (expense) benefit associated with stock options	(4.4)	6.5
(Gain) loss on investments	(5.3)	15.1
Non-cash restructuring recovery	(5.7)	(0.1)
Loss (gain) on disposal of equipment	0.8	(0.5)
Other, net	1.2	0.4
Changes in certain assets and liabilities, net:
Receivables	(17.5)	8.9
Inventories	17.9	(5.7)
Other current assets	(5.0)	1.7
Accounts payable and accrued expenses	15.8	(4.9)
Current and deferred income taxes	(10.7)	48.8
Other non-current liabilities	15.3	(24.8)
Net cash provided by operating activities	159.6	254.0
Cash flows from investing activities:
Purchase of property, plant and equipment	(14.4)	(55.1)
Proceeds from sale of property, plant and equipment	0.1	0.6
Business acquisition, net of cash acquired	(4.8)	-
Funding of benefit plan	(1.1)	(5.5)
Redemption and net realized losses of benefit plan	1.3	5.0
Other, net	(1.4)	-
Net cash used in investing activities	(20.3)	(55.0)
Cash flows from financing activities:
Repayment of bank borrowing	(31.2)	(31.4)
Payment on software license obligations	(3.2)	-
Excess tax benefit from share-based payment arrangements	0.1	4.3
Minimum tax withholding paid on behalf of employees for net share settlements	(1.6)	(0.2)
Issuance of common stock	56.7	33.5
Cash payments in connection with stock option exchange program	(1.1)	-
Purchase and retirement of treasury stock	-	(128.4)
Cash dividends declared and paid	(37.6)	(27.7)
Net cash used in financing activities	(17.9)	(149.9)
Net change in cash and cash equivalents	121.4	49.1
Cash and cash equivalents at beginning of period	700.3	736.8
Cash and cash equivalents at end of period	$821.7	$785.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1. Summary of Significant Accounting Policies

Operations

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance, energy-efficient analog and mixed-signal solutions. Many of these solutions are marketed under our PowerWise® brand. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions.

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (ASC or Codification), which established the Codification as the single source of authoritative accounting guidance in conformity with U.S. GAAP. The Codification was effective beginning in our second quarter of fiscal 2010. The adoption of the Codification required us to revise our references to previous authoritative guidance, but it did not have any effect on either our financial position or results of operations.

We have evaluated subsequent events, as defined by ASC Topic 855, “Subsequent Events,” through the date that our financial statements were issued on January 7, 2010.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Numerator:
Net income	$47.0	$36.3	$76.8	$115.9

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	236.6	228.0	235.1	228.9

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	4.4	6.0	4.4	8.7

Weighted-average common and potential common shares outstanding used for diluted earnings per share	241.0	234.0	239.5	237.6

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	40.7	42.7	43.2	35.1

Weighted-average exercise price	$22.01	$23.39	$21.86	$24.69

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the second quarter and first six months of fiscal 2010 and 2009, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at November 29, 2009 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-Based Compensation

Share-based compensation expense included in operating results is presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Cost of sales:
Gross compensation	$2.6	$4.2	$5.3	$8.1
Capitalized in inventory during the period	(2.2)	(3.8)	(4.1)	(7.3)
Realized from inventory during the period	2.2	3.6	4.6	7.1
	2.6	4.0	5.8	7.9
Research and development	5.1	6.4	9.5	12.8
Selling, general and administrative	13.4	5.7	21.9	14.8

Total share-based compensation included in income before taxes	21.1	16.1	37.2	35.5
Income tax benefit	(6.8)	(4.5)	(11.5)	(10.8)

Total share-based compensation, net of tax, included in net income	$14.3	$11.6	$25.7	$24.7

Share-based compensation effects on earnings per share:
Basic	$0.06	$0.05	$0.11	$0.11
Diluted	$0.06	$0.05	$0.11	$0.10

Share-based compensation capitalized in inventory	$1.0	$2.2	$1.0	$2.2

Total gross share-based compensation	$21.1	$16.3	$36.7	$35.7

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008
Stock Option Plans:
Expected life (in years)	3.9	3.7	3.8	3.7
Expected volatility	41%	49%	46%	39%
Risk-free interest rate	1.8%	2.2%	1.9%	2.8%
Dividend yield	2.2%	2.1%	2.3%	1.1%

Stock Purchase Plans:
Expected life (in years)	0.8	0.8	0.8	0.8
Expected volatility	42%	38%	42%	38%
Risk-free interest rate	0.3%	1.2%	0.3%	1.2%
Dividend yield	2.3%	1.5%	2.3%	1.5%

The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2010 was $4.17 and $4.03 per share, respectively. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2009 was $4.37 and $6.18 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plan was $4.08 per share for both the second quarter and first six months of fiscal 2010 since there were no rights granted under the stock purchase plan in the first fiscal quarter. The weighted-average fair value of rights granted under the stock purchase plan was $4.72 per share for both the second quarter and first six months of fiscal 2009.

The fair value of cash awards in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions as of:

	Nov. 29, 2009	May 31, 2009
Executive Officer Retention Awards:
Closing stock price	$14.47	$13.88
Remaining term (in years)	1.0	1.5
Expected volatility	41%	60%
Risk-free interest rate	0.7%	0.9%
Dividend yield	2.2%	2.0%

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin (SAB) No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officer retention arrangements are near-the-money and at the closing price of our common stock on the last day of the quarter and have similar remaining terms (in years). The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the expected life of the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

Note 2. Fair Value Measurements

We measure and report our financial assets and liabilities under the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which we adopted in fiscal 2009. Effective at the beginning of fiscal 2010, we adopted the FASB authoritative guidance for non-financial assets and non-financial liabilities. The adoption for non-financial assets and non-financial liabilities had no significant effect on either our financial position or results of operations. Our non-financial assets subject to fair value measurements include goodwill, amortizable intangible assets, and property, plant and equipment, which are measured and recorded at fair value in the period they are determined to be impaired. As permitted under the FASB guidance, we did not apply its provisions to non-financial assets and non-financial liabilities prior to fiscal 2010.

We measure fair value to record our cash equivalents, the deferred compensation plan assets and the corresponding deferred compensation plan liability. The measurement of fair value for our long-term debt is used to provide disclosure and is not used to record the carrying value of our long-term debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants atthe measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.

The FASB guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

Level 2 assets and liabilities include our investments in commercial paper that are classified as cash equivalents and our senior notes that represent long-term debt instruments that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded. Although we did not make investments in commercial paper during the second quarter and first six months of fiscal 2010, we have made investments in the past and may make investments in commercial paper in the future.

•

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 assets and liabilities include goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are determined to be impaired, and our unsecured term loan with a bank, where we determine fair value based on unobservable inputs using the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the liability.

Assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)

Balances at November 29, 2009:
Assets
Institutional money-market funds	$234.1
Investment funds – Deferred compensation plan assets	46.0
Total assets measured at fair value	$280.1

Liabilities
Deferred compensation plan liability	$46.0
Total liabilities measured at fair value	$46.0

Balances at May 31, 2009:
Assets
Institutional money-market funds	$368.4
Investment funds – Deferred compensation plan assets	40.9
Total assets measured at fair value	$409.3

Liabilities
Deferred compensation plan liability	$40.9
Total liabilities measured at fair value	$40.9

Our institutional money-market funds and the various investment funds of the deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value and the fair value of its corresponding liability.

The fair value of our long-term debt (including the current portion) at November 29, 2009 was $1,279.8 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed consolidated balance sheets:

(In Millions)	Nov. 29, 2009	May 31, 2009

Receivable allowances:
Doubtful accounts	$1.0	$ 1.1
Returns and allowances	24.5	17.6
Total receivable allowances	$25.5	$ 18.7

Inventories:
Raw materials	$6.3	$ 5.0
Work in process	76.2	81.6
Finished goods	33.9	48.0
Total inventories	$116.4	$ 134.6

Other current assets:
Prepaid income taxes	$75.6	$ 71.1
Prepaid expenses	36.4	31.2
Assets held for sale	22.4	5.4
Other	1.1	0.3
Total other current assets	$135.5	$ 108.0

Property, plant and equipment:
Total property, plant and equipment	$2,402.4	$ 2,505.3
Less accumulated depreciation and amortization	(1,986.4)	(2,043.5)
Total property, plant and equipment, net	$416.0	$ 461.8

Other assets:
Deposits	$2.5	$ 7.1
Debt issuance costs	6.8	8.2
Income tax receivable	35.2	35.2
Deferred compensation plan assets	46.0	40.9
Other	12.0	9.9
Total other assets	$102.5	$ 101.3

Accrued expenses:
Payroll and employee related	$73.6	$ 39.5
Accrued interest payable	23.6	24.9
Severance and restructuring expenses	25.2	44.4
Other	38.8	35.8
Total accrued expenses	$161.2	$ 144.6

Other non-current liabilities:
Accrued pension cost	$56.7	$52.7
Deferred compensation plan liability	46.0	40.9
Other	26.8	27.1
Total other non-current liabilities	$129.5	$120.7

Condensed consolidated balance sheets (continued):

(In Millions)	Nov. 29, 2009	May 31, 2009

Accumulated other comprehensive loss:
Defined benefit pension plans	$(123.5)	$(123.5)
Other	(0.2)	(0.2)
Total accumulated other comprehensive loss	$(123.7)	$(123.7)

Condensed consolidated statements of income:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Other operating expense (income), net:
Net intellectual property income	$-	$(0.1)	$-	$(0.2)
Litigation settlement	1.5		(0.5)
Other	(0.4)		(0.4)
Total other operating expense (income), net	$1.1	$(0.1)	$(0.9)	$(0.2)

Other non-operating income (expense), net:
Trading securities:
Change in net unrealized holding gains/losses	$2.0	$(12.3)	$5.3	$(15.1)
Total other non-operating income (expense), net	$2.0	$(12.3)	$5.3	$(15.1)

Note 4. Statements of Cash Flows Information

	Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$30.6	$35.7
Income taxes	$47.5	$6.6

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Dividends declared but not yet paid	$-	$18.4
Acquisition of software under license obligations, net	$-	$3.3
Cancellation of shares withheld for taxes on restricted stock and
performance share unit awards	$1.6	$0.2

Note 5. Cost Reduction Programs and Restructuring of Operations

We recorded net charges for severance and restructuring expenses of $0.7 million in the second quarter and $6.4 million in the first six months of fiscal 2010. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Three Months Ended November 29, 2009:
March 2009 workforce reduction and plant closures:
Other exit-related costs	$-	$7.5	$7.5
Other equipment gain	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(3.0)	(3.4)
	(0.4)	3.3	2.9
November 2008 workforce reduction:
Release of reserves:
Severance	(0.2)	(2.0)	(2.2)
Total severance and restructuring expenses, net	$(0.6)	$1.3	$0.7

Six Months Ended November 29, 2009:
March 2009 workforce reduction and plant closures:
Other exit-related costs	$-	$13.2	$13.2
Severance	-	0.1	0.1
Other equipment gain	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(3.0)	(3.4)
	(0.4)	9.1	8.7
November 2008 workforce reduction:
Release of reserves:
Severance	(0.2)	(2.0)	(2.2)

Fiscal 2008 workforce reduction and manufacturing restructure:
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$(0.6)	$7.0	$6.4

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in our product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of fiscal 2009. We also planned to further reduce headcount by approximately 875 through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. The departure of these additional employees is expected to coincide with the phased timing of the plant closures. In connection with these actions, we recorded additional net charges of $2.9 million in the second quarter and $8.7 million in the first six months of fiscal 2010. These amounts include $7.5 million and $13.2 million of other exit-related costs associated with closure and transfer activities that occurred at our manufacturing sites in Texas and China during the second quarter and first six months of fiscal 2010, respectively. In addition to these charges, we recorded a recovery of $3.4 million in the second quarter and first six months of fiscal 2010 due to adjustments to reduce accrued severance expenses for manufacturing employees who voluntarily terminated prior to their scheduled departure dates and for severance packages that were finalized with certain employees in foreign locations. The net charge in the second quarter and first six months of fiscal 2010 also includes other equipment gain of $1.2 million.

Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges (including the net charges incurred in fiscal 2010 and 2009) through November 29, 2009 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$45.8	$59.8
Other exit-related costs	-	16.5	16.5
Impairment of equipment	-	54.3	54.3
Other equipment gain	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(3.0)	(3.4)

Total cumulative severance and restructuring expenses for the
March 2009 workforce reduction and plant closures	$13.6	$112.4	$126.0

Remaining activities associated with the closures of the China (where we have ceased production activity) and Texas manufacturing facilities are expected to continue over the next 4 quarters. We expect to incur approximately $24 million to $29 million over the same period for other exit-related costs associated with these remaining activities. As a result, total charges for all actions announced in March 2009 are expected to be approximately $150 million to $155 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment, and will be included in the category described as “All Others.”

In connection with the workforce reduction announced in November 2008, we recorded a recovery of $2.2 million in the second quarter and first six months of fiscal 2010 for an adjustment to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations.

The charges recorded in the first six months of fiscal 2010 described above were partially offset by a recovery of $0.1 million recorded upon the release of a residual accrued balance for other exit-related costs associated with the fiscal 2008 manufacturing restructure.

By the end of the first quarter of fiscal 2010, production activity in China ceased, and we are actively engaged in locating a buyer to purchase the manufacturing facility and its existing machinery and equipment in its current condition. In addition, certain equipment that is no longer being used in our Texas manufacturing operations is expected to be sold. As a result, the China plant assets and the Texas equipment, which have a total carrying value of $22.4 million after impairment charges, have been classified as “held for sale” and are reported in other current assets in the condensed consolidated balance sheet as of November 29, 2009. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell).

The following table provides a summary of the activities through the first six months of fiscal 2010 related to severance and restructuring costs included in accrued expenses:

(In Millions)	March 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions In Prior Years		Total
	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs

Balance at May 31, 2009	$33.9	$1.1	$9.1	$0.3	$44.4
Cost reduction charges	0.1	13.2	-	-	13.3
Cash payments	(11.5)	(13.5)	(2.8)	(0.1)	(27.9)
Exchange rate adjustment	0.6	-	0.5	-	1.1
Release of residual reserves	(3.4)	-	(2.2)	(0.1)	(5.7)
Balance at November 29, 2009	$19.7	$0.8	$4.6	$0.1	$25.2

During the first six months of fiscal 2010 we paid severance to 473 employees in connection with the workforce reductions announced in fiscal 2009. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China.

The balances at November 29, 2009 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the workforce reduction and the manufacturing plant closures announced in fiscal 2009. Payments for the remaining $24.3 million of severance balances are expected to be paid over the next 5 quarters as we complete the closures of our two manufacturing facilities and most of those affected employees will depart by the end of our fiscal 2010 first quarter. Severance amounts are generally paid 30-60 days after the employee’s actual departure date or may be deferred until the beginning of the calendar year after their departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 6. Acquisition

In October 2009, we acquired Energy Recommerce Inc. (ERI), a privately held solar energy company that provides web-based monitoring of commercial photovoltaic systems performance. The acquisition of ERI expands our portfolio of power management technologies.

Beginning in fiscal 2010, we adopted ASC Topic 805, “Business Combinations,” which changed the accounting for business combinations. The acquisition of ERI was accounted for under the new guidance using the acquisition method of accounting with a purchase price of $6.1 million for all of the outstanding shares of the company’s common stock. The purchase price was allocated as follows:

(In Millions)	Total

Net assets	$0.2
Acquired developed technology	0.8
Other intangible assets	1.1
Goodwill	4.6
Deferred tax liability	(0.6)
Total	$6.1

Goodwill is included in our Analog segment and primarily represents the expected value of future customers and future technologies that have yet to be determined. Future customers and technologies do not meet the criteria for recognition separately from goodwill, because they are part of the future development and growth of the business. No amount of goodwill is expected to be deductible for tax purposes.

Revenue and earnings of ERI since the acquisition date included in our operating results for the second quarter and first six months of fiscal 2010 were immaterial. In addition, pro forma results of operations related to this acquisition have not been presented since ERI’s operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Note 7. Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 31, 2009	$54.2	$7.3	$61.5
Acquisition of ERI	4.6	-	4.6
Balances at November 29, 2009	$58.8	$7.3	$66.1

Note 8. Debt

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2009. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of November 29, 2009, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2010.

Note 9. Income Taxes

Income tax expense of $14.4 million in the second quarter and $22.9 million in the first six months of fiscal 2010 was lower than the $24.8 million in the second quarter and the $62.7 million in the first six months of fiscal 2009. Although lower income in fiscal 2010 compared to fiscal 2009 was a primary factor for lower income tax expense for the six-month period, lower income tax expense in fiscal 2010 was also due to a higher proportion of our earnings coming from our Malaysian subsidiary. Earnings from our Malaysian subsidiary are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010. In addition, higher tax benefits from restructuring charges that specifically arose in the first six months of fiscal 2010 contributed to lower income tax expense in fiscal 2010 compared to the same period of fiscal 2009. Furthermore, we had higher income tax expense in the first six months of fiscal 2009 because the tax holiday granted by the Malaysian government required us to write-down foreign deferred tax assets during that period.

Note 10. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Service cost of benefits earned during the period	$0.8	$0.9	$1.7	$1.9
Plan participant contributions	(0.2)	(0.3)	(0.4)	(0.5)
Interest cost on projected benefit obligation	4.0	3.9	8.1	8.2
Expected return on plan assets	(3.5)	(4.4)	(6.9)	(9.2)
Net amortization and deferral	1.4	0.8	2.8	1.7
Net periodic pension cost	$2.5	$0.9	$5.3	$2.1

Total contributions paid to these plans during fiscal 2010 were $0.5 million in the second quarter and $1.0 million in the first six months. Total contributions paid to these plans during fiscal 2009 were $10.5 million in the second quarter and $11.0 million in the first six months. We currently expect our total fiscal 2010 contribution to these plans to be approximately $7 million.

Note 11. Shareholders’ Equity

Stock Repurchase Programs

During the second quarter and first six months of fiscal 2010, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future stock repurchases as of November 29, 2009. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Dividends

We paid cash dividends of $18.9 million ($0.08 per outstanding share of common stock) in the second quarter and a total of $37.6 million in the first six months of fiscal 2010. We paid cash dividends of $13.7 million ($0.06 per outstanding share of common stock) in the second quarter and a total of $27.7 million in the first six months of fiscal 2009.

On December 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 11, 2010 to shareholders of record at the close of business on December 21, 2009.

Note 12. Share-Based Compensation Plans

Stock Option Plans

In September 2009, the shareholders of National Semiconductor approved the 2009 Incentive Award Plan (2009 Plan). The 2009 Plan replaces our four existing equity compensation plans that provide share-based awards to employees and officers of the company. The 2009 Plan authorizes 16,000,000 shares of our common stock for issuance to eligible individuals in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, stock payments, deferred stock, other stock-based awards and performance-based awards. In addition to employees and officers of the company, members of our Board of Directors and consultants to the company are eligible to participate, as determined by the Compensation Committee of the Board of Directors.

The 2009 Plan provides for the grant of both nonqualified stock options and incentive stock options (as defined in the U.S. tax code). The terms for stock options granted under the 2009 Plan are consistent with the former plans and provide that stock options are granted at the closing market price on the date of grant and expire no later than six years and one day after being granted. Stock options can begin to vest six months after grant with one-fourth of the total grant vesting after one year and the rest in equal monthly installments over the next three years.

Similar to the former 2007 Employees Equity Plan (EEP), restricted stock and restricted stock units granted under the 2009 Plan are subject to restrictions which may be based exclusively on the passage of time or may also include performance conditions. Terms under the new plan for restricted stock and restricted stock units are consistent with the former EEP. Both vesting of restricted stock and restricted stock units can begin to occur six months after grant, the minimum full vesting period is three years, and the awards have an expiration date no later than six years and one day after being granted.

We will continue to grant awards to members of our Board of Directors under the existing directors stock plan until all remaining authorized shares have been used. At that time, future awards will then be granted under the 2009 Plan.

The following table summarizes the activity of common stock shares related to stock options granted under our equity plans (including the 2009 Plan, but excluding the director stock option plan under which new options can no longer be granted) during the first six months of fiscal 2010:

`	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 31, 2009	53.8	$19.95
Granted	5.7	$12.95
Exercised	(3.9)	$11.51
Forfeited	(13.3)	$23.78
Expired	(2.0)	$22.64
Outstanding at November 29, 2009	40.3	$18.39

The total intrinsic value of options exercised in fiscal 2010 was $0.5 million in the second quarter and $6.1 million in the first six months. The total intrinsic value of options exercised in fiscal 2009 was $1.1million in the second quarter and $21.9 million in the first six months. Total unrecognized compensation cost related to stock option grants as of November 29, 2009 was $31.2million, which is expected to be recognized over a weighted-average period of 2.5years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at November 29, 2009:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and
expected to vest	39.7	$18.47	$49.6	2.4

Currently exercisable	30.5	$19.54	$36.5	1.5

Other Stock Plans

The following table provides a summary of activity during the first six months of fiscal 2010 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan, the EEP and the 2009 Plan (excluding units granted with performance based restrictions):

	Number of Shares (In Thousands)	Weighted-Average Grant-Date Fair Value

Outstanding at May 31, 2009	1,072.2	$15.59
Granted/Issued	1,733.6	$13.70
Vested	(58.9)	$23.09
Forfeited	(28.4)	$13.26
Outstanding at November 29, 2009	2,718.5	$14.25

The total fair value of restricted shares that vested in fiscal 2010 was $0.6 million in the second quarter and $0.8 million in the first six months. The total fair value of restricted shares that vested in fiscal 2009 was $0.1 million in the second quarter and $0.9 million in the first six months. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of November 29, 2009 was $30.0 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Under the director stock plan, we granted 99,924 restricted share units of common stock to our directors in the second quarter of fiscal 2010. We also granted 12,000 restricted share units of common stock to one of our directors in July 2009 in connection with his appointment to our Board of Directors. As a result, we granted a total of 111,924 restricted share units of common stock in the first six months of fiscal 2010. Total unrecognized compensation cost as of

November 29, 2009 related to non-vested awards granted under this plan was $0.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

Under the 2005 Executive Officer Equity Plan (EOEP), options to purchase 1,280,000 shares of common stock were granted in July 2009. These shares are included in the amounts presented in the table above that summarizes stock option activity.

With respect to performance share units under the EOEP, 259,374 shares were issued in July 2009 upon completion of the third two-year performance period. Targets for a fifth two-year performance period were established in July 2009 and will be measured after the end of fiscal 2011. In addition, targets for a one-year performance period were established, which will be measured after the end of fiscal 2010, but requires a two-year vesting period. Performance against targets for a fourth two-year performance period, which targets were established in July 2008, will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to unvested performance share units as of November 29, 2009 was $17.2 million, which is expected to be recognized over a weighted-average period of 1.4years.

Total unrecognized compensation cost as of November 29, 2009 related to the executive officer retention awards approved in November 2008, which are indexed to the price of our common stock, was $7.2 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Stock Option Exchange Program

We completed a stock option exchange program in November 2009 prior to the end of our fiscal 2010 second quarter. Like many companies, we have experienced a significant decline in our stock price over the last year in light of the global financial and economic crisis. As a result, our employees have held stock options with exercise prices significantly above the recent trading prices of our common stock. This stock option exchange program permitted our employees to surrender certain of those outstanding stock options for cancellation in exchange for a lesser number of restricted stock units to be granted under the 2009 Plan. Named executive officers and members of our Board of Directors were not eligible to participate in the option exchange program.

Under the exchange program, eligible stock options with an exercise price of $17.00 and above could be exchanged for restricted stock units at an exchange ratio that ranged between 5 to 1 and 10 to 1 depending on the actual exercise prices of the eligible stock options. The exchange ratios for the option exchange were determined using the Black-Scholes option pricing model with a computation of expected volatility based on a combination of historical and implied volatility. We used this model to enable us to calculate exchange ratios that would result in a fair value of the new restricted stock units to be effectively equal to the fair value of the surrendered eligible stock options and as such, incremental compensation expense was immaterial.

Under the exchange program, eligible stock options to purchase an aggregate of 12,830,732 shares held by 1,713 employees were cancelled. Of this amount, eligible options to purchase 11,988,793 shares were cancelled and exchanged for a total of 1,670,944 new restricted stock units on November 16, 2009. The aggregate fair value of the restricted stock units was $22.7 million based on the closing price of our common stock on the exchange date. These restricted stock units will vest ratably each year for four years unless the exchanged stock options were fully vested, in which case they will vest ratably each year for three years. Under the terms of the exchange program, a cash payment was offered for the surrender of eligible stock options for which application of the exchange ratios would result in the issuance of less than 100 restricted stock units. Eligible options to purchase 841,939 shares were cancelled in exchange for an aggregate $1.3 million cash payment made to employees on November 16, 2009. As a result of the cash payments, share-based compensation expense for the second quarter of fiscal 2010 includes an incremental expense of $1.7 million.

Note 13. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended November 29, 2009:
Sales to unaffiliated customers	$323.4	$21.2	$344.6

Segment income (loss) before taxes	$70.2	$(8.8)	$61.4

Three months ended November 23, 2008:
Sales to unaffiliated customers	$385.5	$36.1	$421.6

Segment income (loss) before taxes	$78.5	$(17.4)	$61.1

Six months ended November 29, 2009:
Sales to unaffiliated customers	$617.7	$41.3	$659.0

Segment income (loss) before taxes	$124.5	$(24.8)	$99.7

Six months ended November 23, 2008:
Sales to unaffiliated customers	$806.7	$80.5	$887.2

Segment income (loss) before taxes	$189.5	$(10.9)	$178.6

The information in the table above for the three months and six months ended November 23, 2008 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2010. Operating segments that do not meet the criteria of a reportable segment are combined under the category “All Others.” Sales for the category “All Others,” include sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

Note 14. Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the second quarter and first six months of fiscal 2010.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal years 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

We have been notified by the IRS that our tax returns for fiscal years 2007 and 2008 will be audited beginning in our fourth quarter of fiscal 2010. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal years 2001 through 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns.

During the second quarter of fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the Exchange Act). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II, Item 1A. “Risk Factors” and the “Outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A. of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended November 29, 2009 and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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
•

targeting our analog solutions towards existing or emerging markets that can provide high growth and high returns (current examples would include personal mobile devices such as wireless handsets and smart phones, LED lighting, renewable energy, portable medical and communications infrastructure);

•	strengthening and deepening our relationships with customers; and
•	consistently delivering superior returns on invested capital to our shareholders.

Approximately 94 percent of our net sales in the first six months of fiscal 2010 came from Analog segment products. Beyond the standard linear categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. One of our most recently launched products, the SolarMagic® power optimizer, was awarded the ELEKTRA 2009 Renewable Energy Design Award and the 2009 InterSolar Innovation Award. For more information on our business, see Part I, Item 1. “Business,” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 60 percent of our semiconductor product sales were made to distributors in the first six months of fiscal 2010, compared to approximately 52 percent in the first six months of fiscal 2009. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $8.2 million in the first six months of fiscal 2010 and $9.4 million in the first six months of 2009.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.0 million in each of the first six months of fiscal 2010 and 2009. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

We classify long-lived assets as assets held for sale when the criteria have been met, in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset as a current asset at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, "Segment Reporting." The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of November 29, 2009, our reporting units containing goodwill include our high speed product, infrastructure power, mobile devices power, performance power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or realized. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating losses and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although ASC Topic 740, “Income Taxes,”provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB guidance will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, this could have a material impact on income tax expense.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with ASC Topic 718, “Compensation-Stock Compensation.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. Compensation expense for cash awards to be paid in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) is considered a share-based payment award and measured at fair value under the FASB guidance since the award is indexed to the price of our common stock. The fair value of these cash awards is measured each reporting period and is calculated using the Monte Carlo valuation method.

In determining fair value using the Black-Scholes option pricing model and the Monte Carlo valuation method, management is required to make certain estimates of the key assumptions such as expected life, expected volatility, dividend yields and risk free interest rates. The estimates of these key assumptions involve judgment regarding subjective future expectations of market price and trends. The assumptions used in determining expected life and expected volatility have the most significant effect on calculating the fair value of share-based awards. For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107, to determine the expected life of stock options. Expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility. If we were to determine that another method to estimate these assumptions was more reasonable than our current methods, or if another method for calculating these assumptions were to be prescribed by authoritative guidance, the fair value for our share-based awards could change significantly. If the expected volatility and/or expected life were increased under our assumptions, then the Black-Scholes and Monte Carlo computations of fair value would also increase, thereby resulting in higher compensation costs being recorded.

The FASB guidance also requires forfeitures to be estimated at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Overview

We focus on providing leading-edge analog solutions, with a large portion of our sales classified within the analog standard linear categories as defined by WSTS. In the first six months of fiscal 2010, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to the energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales were substantially lower in the second quarter and first six months of fiscal 2010 compared to sales in the second quarter and first six months of fiscal 2009 as the slowdown in the global economy has negatively affected our business. As factory utilization declined to 46 percent in the second quarter of fiscal 2010 due to lower sales, our gross margin percentage was lower in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. However, on a sequential basis, our gross margin percentage in the second quarter of fiscal 2010 increased by 420 basis points from the gross margin in the first quarter of fiscal 2010 due to a combination of improved product mix, higher sales volume, lower inventory write-downs and better manufacturing cost efficiencies that were helped by factory consolidation activities. Our performance in gross margin percentage is dependent on our sales mix of higher-value analog products, as well as manufacturing efficiencies and execution relative to the level of factory utilization. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Although the current economic downturn has negatively affected our earnings, we remain focused on growing our earnings per share over time while generating a consistently high return on invested capital by concentrating on operating margins, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

Stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. During the second quarter and first six months of fiscal 2010, we did not repurchase shares of our common stock in connection with the $500 million stock repurchase program announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future common stock repurchases as of November 29, 2009.

We continued with our dividend program in the second quarter of fiscal 2010, during which time we paid a total of $18.9 million in cash dividends. Through the first six months of fiscal 2010, we paid a total of $37.6 million in cash dividends. On December 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 11, 2010 to shareholders of record at the close of business on December 21, 2009. We paid cash dividends of $13.7 million in the second quarter of fiscal 2009 and a total of $27.7 million in the first six months of fiscal 2009.

The following table and discussion provide an overview of our operating results for the second quarter and first six months of fiscal 2010 and 2009:

	Three Months Ended				Six Months Ended
(In Millions)	Nov. 29, 2009	% Change		Nov. 23, 2008	Nov. 29, 2009	% Change		Nov. 23, 2008

Net sales	$344.6	(18.3%	)	$421.6	$659.0	(25.7%	)	$887.2
Gross margin	$225.0			$277.4	$417.2			$584.6
As a % of net sales	65.3%			65.8%	63.3%			65.9%
Operating income	$74.0			$88.3	$124.2			$223.1
As a % of net sales	21.5%			20.9%	18.8%			25.1%
Net income	$47.0			$36.3	$76.8			$115.9
As a % of net sales	13.6%			8.6%	11.7%			13.1%

Net income for the second quarter of fiscal 2010 includes a net charge of $6.3 million for severance and restructuring expenses related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009, which was offset by a $5.6 million recovery of severance expenses related to the workforce reductions announced in fiscal 2009 (see Note 5 to the Condensed Consolidated Financial Statements). Net income for the second quarter of fiscal 2010 also includes other operating expense of $1.1 million (See Note 3 to the Condensed Consolidated Statements). In addition to these amounts, net income for the first six months of fiscal 2010 includes an additional $5.7 million for severance and restructuring expenses related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009 (see Note 5 to the Condensed Consolidated Financial Statements) and $2.0 million of other operating income (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the second quarter of fiscal 2009 included a charge of $28.1 million for severance and restructuring expenses related to the workforce reduction announced in November 2008 and other operating income of $0.1 million (See Note 3 to the Condensed Consolidated Statements). In addition to these amounts, net income for the first six months of fiscal 2009 included an additional $1.1 million for severance and restructuring expenses related to cost reduction and restructuring actions announced in fiscal 2008 and an additional $0.1 million of other operating income (See Note 3 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Share-Based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $21.1 million in the second quarter of fiscal 2010 compared to $16.1 million in the second quarter of fiscal 2009 and $37.2 million in the first six months of fiscal 2010 compared to $35.5 million in the first six months of fiscal 2009. Our share-based compensation expense in the second quarter of fiscal 2010 was higher compared to the second quarter of fiscal 2009 due to additional compensation expense related to share-based awards under the executive officer retention awards. There was no such share-based compensation expense in the second quarter of fiscal 2009. In addition, share-based compensation expense related to performance cycles that were established in fiscal 2010 under the 2005 Executive Officer Equity Plan was higher in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009. As a result, share-based compensation expense in the first six months of fiscal 2010 was higher compared to the first six months of fiscal 2009. For further information and a description of these plans, see Note 1 and Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Also, see Note 1 and Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our share-based compensation plans and the effect of share-based compensation expense for the second quarter and first six months of fiscal 2010 and 2009.

Net Sales

	Three Months Ended				Six Months Ended
(In Millions)	Nov. 29, 2009	% Change		Nov. 23, 2008	Nov. 29, 2009	% Change		Nov. 23, 2008

Analog segment	$323.4	(16.1%	)	$385.5	$617.7	(23.4%	)	$806.7
As a % of net sales	93.8%			91.4%	93.7%			90.9%
All others	$21.2	(41.3%	)	$36.1	$41.3	(48.7%	)	$80.5
As a % of net sales	6.2%			8.6%	6.3%			9.1%
Total net sales	$344.6			$421.6	$659.0			$887.2
	100.0%			100.0%	100.0%			100.0%

The table above and the following discussion are based on our reportable segments described in Note 16 to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended May 31, 2009. The information for fiscal 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2010.

During the first quarter of fiscal 2010, the advanced power business unit was reorganized into the infrastructure power business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed product, infrastructure power, mobile devices power, performance power products and precision signal path business units.

Analog segment sales were lower in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009 due to lower overall demand from customers, particularly from customers in the wireless handset market, who have been negatively affected by the downturn in the overall global economy. Unit shipments in our Analog segment decreased 15 percent in the second quarter and 24 percent in the first six months of fiscal 2010 compared to the volume shipped in the second quarter and first six months of fiscal 2009. Blended-average selling prices in our Analog segment were essentially flat in both the second quarter and first six months of fiscal 2010 compared to the corresponding periods of fiscal 2009.

For purposes of the following discussion, we have combined as one group the business units whose products are targeted for the power management market (infrastructure power, mobile devices power and performance power products). Net sales from this group decreased by 16 percent in the second quarter and 23 percent in the first six months of fiscal 2010 compared to the corresponding periods of fiscal 2009. Net sales from our high-speed product and precision signal path business units in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009 decreased by 14 percent and 18 percent, respectively. For the first six months of fiscal 2010 compared to the first six months of fiscal 2009, net sales from our high-speed product and precision signal path business units decreased by 24 percent and 23 percent, respectively.

For other operating business units included in “All Others,” the decrease in sales for the second quarter and first six months of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to declining sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 29, 2009	% Change	Nov. 23, 2008	Nov. 29, 2009	% Change	Nov. 23, 2008

Net sales	$344.6	(18.3%)	$421.6	$659.0	(25.7%)	$887.2
Cost of sales	119.6	(17.1%)	144.2	241.8	(20.1%)	302.6
Gross margin	$225.0		$277.4	$417.2		$584.6
As a % of net sales	65.3%		65.8%	63.3%		65.9%

Our gross margin percentage was lower in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009 due to lower factory utilization caused by significantly lower sales in fiscal 2010. The negative effect from lower factory utilization was significantly mitigated by a favorable effect from cost control measures, including cost savings from the closure of our China assembly plant. Although our blended-average analog selling prices in the second quarter and first six months of fiscal 2010 were essentially flat compared to the same periods of fiscal 2009, product mix within our portfolio of analog products continues to have a positive influence on our performance in gross margin percentage. Wafer fabrication capacity utilization (based on wafer starts) was 46 percent in the first six months of fiscal 2010 compared to 68 percent in the first six months of fiscal 2009. Gross margin includes share-based compensation expense of $2.6 million in the second quarter and $5.8 million in the first six months of fiscal 2010 compared to fiscal 2009 which was $4.0 million in the second quarter and $7.9 million in the first six months.

Research and Development

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 29, 2009	% Change	Nov. 23, 2008	Nov. 29, 2009	% Change	Nov. 23, 2008

Research and development	$68.2	(25.5%)	$91.6	$133.5	(26.3%)	$181.2
As a % of net sales	19.8%		21.7%	20.3%		20.4%

The decrease in research and development expenses in the second quarter and first six months of fiscal 2010 compared to the corresponding periods of fiscal 2009 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense included in R&D expense for fiscal 2010 was $5.1 million in the second quarter and $9.5 million in the first six months compared to fiscal 2009 which was $6.4 million in the second quarter and $12.8 million in the first six months. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, renewable energy products, communications infrastructure, industrial, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 29, 2009	% Change	Nov. 23, 2008	Nov. 29, 2009	% Change	Nov. 23, 2008

Selling, general and administrative	$81.0	16.5%	$69.5	$154.0	1.8%	$151.3
As a % of net sales	23.5%		16.5%	23.4%		17.1%

Selling, general and administrative expenses in fiscal 2010 includes charges of $2.0 million in the second quarter and $5.3 million in the first six months compared to fiscal 2009, which included credits of $12.3 million in the second quarter and $15.1 million in the first six months. These charges and credits represent changes in the liability associated with the employee deferred compensation plan due to changes in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income (Expense), Net.” Excluding these amounts, SG&A expenses for fiscal 2010 decreased compared to fiscal 2009 by $2.8 million, or 3 percent, in the second quarter and $17.7 million, or 11 percent, in the first six months. The decrease in SG&A expenses primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense for fiscal 2010 included in SG&A expense was $13.4 million in the second quarter and $21.9 million in the first six months compared to fiscal 2009, which was $5.7 million in the second quarter and $14.8 million in the first six months.

Interest Income

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Interest income	$0.4	$3.8	$0.9	$7.6

The decrease in interest income in the second quarter and first six months of fiscal 2010 compared to the second quarter and the first six months of fiscal 2009 is due to lower interest rates.

Interest Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Interest expense	$15.0	$18.7	$30.7	$37.0

The decrease in interest expense in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Gain (loss) on investments	$2.0	$(12.3)	$5.3	$(15.1)
Total other non-operating income (expense), net	$2.0	$(12.3)	$5.3	$(15.1)

Non-operating income (expense), net, is derived from activities related to investment assets. The gain on investments in fiscal 2010 reflects an increase in the market value of the investment assets held in a trust for the employee deferred compensation plan, while the loss in fiscal 2009 reflected a decline in its market value. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for fiscal 2010 and 2009 include an offsetting charge and credit pertaining to the corresponding liability.

Income Tax Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008	Nov. 29, 2009	Nov. 23, 2008

Income tax expense	$14.4	$24.8	$22.9	$62.7
Effective tax rate	23.5%	40.6%	23.0%	35.1%

The effective tax rate was lower in the second quarter and first six months of fiscal 2010 compared to the second quarter and first six months of fiscal 2009, primarily due to a higher proportion of our earnings coming from our Malaysian subsidiary. Earnings from our Malaysian subsidiary are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period beginning in our fiscal 2010. In addition, higher tax benefits from restructuring charges that specifically arose in the first six months of fiscal 2010 contributed to a lower effective tax rate in fiscal 2010 compared to the same period of fiscal 2009. Furthermore, we had higher income tax expense in the first six months of fiscal 2009 because the tax holiday granted by the Malaysian government required us to write-down foreign deferred tax assets during that period.

Liquidity and Capital Resources

	Six Months Ended
(In Millions)	Nov. 29, 2009	Nov. 23, 2008

Net cash provided by operating activities	$159.6	$254.0
Net cash used in investing activities	(20.3)	(55.0)
Net cash used in financing activities	(17.9)	(149.9)
Net change in cash and cash equivalents	$121.4	$49.1

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2010 and 2009 are described below:

Net cash provided by operating activities during the first six months of fiscal 2010 was lower than it was during the first six months of fiscal 2009 mainly because of lower net income. However, net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components generated cash from operating activities during the first six months of fiscal 2010. The positive changes in working capital were attributable to a decrease in inventory plus increases in accounts payable and accrued expenses, as well as other non-current liabilities. These positive changes were partially offset by the negative change in working capital from an increase in receivables and a decrease in current and deferred income taxes. During the first six months of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and the positive effect from changes in working capital components. Changes in working capital that had a positive effect were mostly attributable to an increase in current and deferred income taxes that was offset by a decrease in other non-current liabilities.

The primary use of cash for investing activities in the first six months of fiscal 2010 was the purchase of property, plant and equipment of $14.4 million, mainly representing the purchase of machinery and equipment, combined with a net payment of $4.8 million associated with the acquisition of ERI. The primary use of cash for investing activities in the first six months of fiscal 2009 was the purchase of property, plant and equipment of $55.1 million, mainly representing the purchase of machinery and equipment.

The primary use of cash for financing activities in the first six months of fiscal 2010 was for payments of $37.6 million for cash dividends, $31.2 million of principal payments on the bank term loan and $3.2 million for software license obligations. This amount was partially offset by proceeds of $56.7 million from the issuance of common stock under employee benefit plans. The primary use of cash for financing activities in the first six months of fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $27.7 million for cash dividends and $31.4 million of principal payments on the bank term loan. These amounts were partially offset by proceeds of $33.5 million from the issuance of common stock under employee benefit plans.

On December 10, 2009, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on January 11, 2010 to shareholders of record at the close of business on December 21, 2009.

We anticipate that our fiscal 2010 capital expenditures will be lower than the fiscal 2009 amount and we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. Activities associated with the closures of our manufacturing facilities in China (where we have ceased production) and Texas are expected to continue over the next 4 quarters. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2010, as well as principal and interest payments due on our debt, and payments for severance and other exit-related costs associated with the China and Texas closure activities. However, we cannot be certain that if economic conditions were to substantially deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

Our cash and investment balances are dependent in part on continued collection of customer receivables and the ability to sell inventories. Although we have not experienced major problems with our customer receivables, further declines in overall economic conditions could lead to deterioration in the quality of customer receivables in the future. Since we no longer hold investments with maturities greater than 90 days, we did not experience any major declines in our cash equivalents or marketable investments as a result of the downturn in the financial markets. However, major declines in financial markets could cause reductions in our cash equivalents and marketable investments in the future.

Recently Issued Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued FASB Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies shall apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This ASU will be applied on a prospective basis for revenue arrangements entered into or materially modified beginning in our fiscal 2012, with earlier application permitted. Since we will apply the requirements of this ASU on a prospective basis, we are currently evaluating its requirements and have not yet determined its effect on our consolidated financial statements.

Outlook

During the first half of fiscal 2010, we saw signs of improvement in our business, as new orders increased sequentially in each of the first two quarters of fiscal 2010 over the previous respective quarters. New orders in the second quarter of fiscal 2010 were also higher on a year-over-year basis for the first time since the global economic downturn began a year ago.

A portion of the improvement in new orders was attributable to higher-than-expected turns orders, which represent orders received with delivery requested in the same quarter. This increase in turns orders came mainly from increasing levels of demand in the industrial markets which are served through our distribution channel. The increase in new orders also caused our opening 13-week backlog as we entered the third quarter of fiscal 2010 to be higher than it was when we began the second quarter of fiscal 2010. The higher opening backlog is predominantly in our industrial businesses and will offset the seasonally-down activity that we anticipate in the wireless market and other consumer-oriented areas. We anticipate that turns orders in the fiscal 2010 third quarter will be lower than the level we just saw in our fiscal 2010 second quarter due to the lower post-holiday activity that generally occurs in our fiscal third quarter.

Considering all factors, including those described above, we provided guidance for net sales in the third quarter of fiscal 2010 to be approximately the same as the level achieved in the second quarter of fiscal 2010. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. Based on our flat net sales outlook, we anticipate that our gross margin percentage in the third quarter of fiscal 2010 will be about the same as it was in the second quarter of fiscal 2010. However, if factory utilization declines significantly or there are changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

In connection with the cost reduction action that was announced in March 2009, we expect to complete remaining activities primarily associated with the closures of our manufacturing facilities in China and Texas over the next 4 quarters. As a result, we expect to incur approximately $5 million to $6 million for exit-related costs in the third quarter of fiscal 2010.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2010, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Tax Matters

We have been notified by the IRS that our tax returns for fiscal years 2007 and 2008 will be audited beginning in our fourth quarter of fiscal 2010. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal years 2001 through 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. During the second quarter of fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

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

During the first six months of fiscal 2010, approximately 78 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland, Malaysia and China. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

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

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. Although we did not experience any significant difficulties with supplies or subcontractors in the second quarter or first six months of fiscal 2010, we have had difficulties in the past and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

In the first six months of fiscal 2010, our distributors accounted for approximately 60 percent of our sales, with two of our distributors together accounting for 31 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 14 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Increased leverage may harm our financial condition and results of operations.

Our total liabilities at November 29, 2009 were $1.8 billion. Of total liabilities, $1.3 billion was debt incurred in connection with the accelerated stock repurchase program announced in June 2007. In June 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion, of which we have since repaid approximately $265 million. As a result, this increase in long-term debt and any future increase in our level of indebtedness will have several important effects on our future operations, including, without limitation:

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

Increases in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates remained stable during the second quarter and first six months of fiscal 2010, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

We may pursue acquisitions and investments that could harm our operating results and may disrupt our business.

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

We have significant amounts of deferred tax assets. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits associated with the deferred tax benefits will not be realized. If we are unable to generate sufficient future taxable income in certain jurisdictions, or if there is a significant change in the enacted tax rates or the time period within which the underlying temporary differences become taxable or deductible, we could be required to increase the valuation allowances against our deferred tax assets, which would cause an increase in our effective tax rate. Proposals and discussions in Congress and the Executive branch for new U.S. tax legislation could, if adopted, adversely affect our effective tax rate. A significant increase in our effective tax rate could have a material adverse effect on our financial condition or results of operations.

We are subject to many environmental laws and regulations.

Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 14 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the second quarter of fiscal 2010, we did not make any unregistered sales of our securities.

(b)	The following table summarizes our purchases of our common stock during the second quarter of fiscal 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 August 31, 2009 - September 30, 2009	15,842	$15.13	-	$127 million
Month # 2 October 1, 2009 - October 30, 2009	9,062	$13.54	-	$127 million
Month # 3 October 31, 2009 - November 29, 2009	20,180	$13.31	-	$127 million
Total	45,084		-

(1) Represents 16,157 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 28,927 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under our $500 million stock repurchase program announced in June 2007. As of November 29, 2009, $127 million of the $500 million stock repurchase program remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Our annual stockholders meeting was held on September 25, 2009.

(b)	The following directors were elected at the meeting:

Director	For	Against	Abstain
Brian L. Halla	198,612,867	7,556,011	805,799
Steven R. Appleton	202,824,431	3,276,553	873,693
Gary P. Arnold	201,478,582	4,610,278	885,817
Richard J. Danzig	202,268,069	3,782,000	924,608
John T. Dickson	202,990,942	3,061,950	921,785
Robert J. Frankenberg	202,743,649	3,308,510	922,518
Modesto A. Maidique	200,499,825	5,559,316	915,536
Edward R. McCracken	199,755,792	6,383,829	835,056
Roderick C. McGeary	202,613,598	3,401,017	960,062

(c)	The following matters were also voted on at the meeting:

Proposal to ratify the appointment of KPMG LLP as the auditors of the Company:

For	Against	Abstain	Non Votes
203,555,890	2,919,690	499,097	0

Proposal to approve the National Semiconductor Corporation Executive Officer Incentive Plan, as amended:

For	Against	Abstain	Non Votes
195,662,584	10,147,288	1,164,805	0

Proposal to approve the National Semiconductor Corporation 2009 Incentive Award Plan:

For	Against	Abstain	Non Votes
129,120,709	53,057,289	632,126	24,164,553

Proposal to approve amendments to certain of our existing equity incentive plans to allow for a one-time stock option exchange program for employees other than named executive officers and directors:

For	Against	Abstain	Non Votes
129,022,778	53,402,565	384,781	24,164,553

ITEM 6. EXHIBITS

(a)	Exhibits

10.1

National Semiconductor Corporation 2009 Incentive Award Plan (as adopted by the Board of Directors on July 15, 2009) approved by Stockholders on September 25, 2009 (incorporated by reference from the Exhibit to our Form 8-K dated October 1, 2009, SEC File No. 001-06453).

10.2	Eleventh Amendment to Credit Agreement (Multicurrency) dated as of October 26, 2009 by and between National Semiconductor Corporation and Bank of America, N.A.
10.3	Credit Agreement (Multicurrency) dated October 30, 2000 between National Semiconductor Corporation and Bank of America, N.A.
10.4

Retirement and Consulting Agreement, dated as of October 21, 2009, by and between Brian L. Halla and National Semiconductor Corporation (incorporated by reference from the Exhibit to our Form 8-K dated October 21, 2009, SEC file No. 001-06453).

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: January 7, 2010	/s/ Jamie E. Samath
Jamie E. Samath Corporate Controller Signing on behalf of the registrant and as principal accounting officer

Exhibit 31.1

CERTIFICATION

I, Donald Macleod, certify that:

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: January 7, 2010	/s/ Donald Macleod
Donald Macleod President and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.
Date: January 7, 2010	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 29, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donald Macleod, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 7, 2010	/s/ Donald Macleod
Donald Macleod President and Chief Executive Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended November 29, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: January 7, 2010	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer