Form 10-Q
period 2010-02-28
NATIONAL SEMICONDUCTOR CORP
filed 2010-03-29
CIK 70530

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2010.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________.

Commission File Number: 1-6453
National Semiconductor Corporation (Exact name of registrant as specified in its charter)
DELAWARE (State of Incorporation)	95-2095071 (I.R.S. Employer Identification No.)
2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090 SANTA CLARA, CALIFORNIA (Address of principal executive offices)	95052-8090 (Zip Code)
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

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Title of Each Class	Outstanding at February 28, 2010
Common stock, par value $0.50 per share	238,062,353

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009
	(Unaudited)		(Unaudited)
Net sales	$361.9	$292.4	$1,020.9	$1,179.6
Cost of sales	118.2	124.3	360.0	426.9
Gross margin	243.7	168.1	660.9	752.7

Research and development	69.0	72.9	202.5	254.1
Selling, general and administrative	81.7	66.5	235.7	217.8
Severance and restructuring expenses (recovery), net	6.4	(1.4)	12.8	27.8
Other operating expense (income), net	0.6	(0.2)	(0.3)	(0.4)
Operating expenses, net	157.7	137.8	450.7	499.3

Operating income	86.0	30.3	210.2	253.4

Interest income	0.4	2.0	1.3	9.6
Interest expense	(14.8)	(18.7)	(45.5)	(55.7)
Other non-operating income (expense), net	0.8	1.0	6.1	(14.1)

Income before taxes	72.4	14.6	172.1	193.2
Income tax expense (benefit)	19.2	(6.5)	42.1	56.2
Net income	$53.2	$21.1	$130.0	$137.0

Earnings per share:
Basic	$0.22	$0.09	$0.55	$0.60
Diluted	$0.22	$0.09	$0.54	$0.58

Weighted-average common and potential common shares outstanding:
Basic	237.3	228.4	235.8	228.7
Diluted	242.5	231.3	240.5	235.5

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Per Share Amounts)	Feb. 28, 2010	May 31, 2009
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$868.6	$700.3
Receivables, less allowances of $30.1 in fiscal 2010 and $18.7 in fiscal 2009	87.4	71.7
Inventories	113.9	134.6
Deferred tax assets	73.0	72.6
Other current assets	112.9	108.0
Total current assets	1,255.8	1,087.2

Property, plant and equipment, net	419.2	461.8
Goodwill	66.1	61.5
Deferred tax assets, net	258.5	251.5
Other assets	103.3	101.3
Total assets	$2,102.9	$1,963.3

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$339.0	$62.5
Accounts payable	45.8	40.3
Accrued expenses	165.1	144.6
Income taxes payable	14.3	28.2
Total current liabilities	564.2	275.6

Long-term debt	906.2	1,227.4
Long-term income taxes payable	169.3	162.6
Other non-current liabilities	115.9	120.7
Total liabilities	1,755.6	1,786.3

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value. Authorized 850,000,000 shares
Issued and outstanding:
238,062,353 in fiscal 2010 and 232,605,355 in fiscal 2009	119.0	116.3
Additional paid-in-capital	161.9	67.6
Retained earnings	190.1	116.8
Accumulated other comprehensive loss	(123.7)	(123.7)
Total shareholders’ equity	347.3	177.0
Total liabilities and shareholders’ equity	$2,102.9	$1,963.3

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009
Cash flows from operating activities:	(Unaudited)
Net income	$130.0	$137.0
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	71.6	92.0
Share-based compensation	49.9	52.4
Excess tax benefit from share-based payment arrangements	(0.2)	(4.4)
Tax (expense) benefit associated with stock options	(6.7)	6.8
(Gain) loss on investments	(6.1)	14.1
Non-cash restructuring recovery	(5.6)	(0.5)
Loss (gain) on disposal of equipment	1.0	(0.3)
Other, net	0.9	2.1
Changes in certain assets and liabilities, net:
Receivables	(17.4)	52.2
Inventories	20.3	(1.2)
Other current assets	(3.5)	0.5
Accounts payable and accrued expenses	14.6	(57.3)
Current and deferred income taxes	(15.5)	30.3
Other non-current liabilities	12.9	(31.5)
Net cash provided by operating activities	246.2	292.2
Cash flows from investing activities:
Purchase of property, plant and equipment	(25.9)	(75.7)
Proceeds from sale of property, plant and equipment	2.0	1.0
Business acquisition, net of cash acquired	(4.8)	-
Funding of benefit plan	(1.5)	(6.2)
Redemption and net realized losses of benefit plan	7.6	10.4
Other, net	(2.2)	0.7
Net cash used in investing activities	(24.8)	(69.8)
Cash flows from financing activities:
Repayment of bank borrowing	(46.8)	(47.0)
Payment on software license obligations	(6.3)	-
Excess tax benefit from share-based payment arrangements	0.2	4.4
Minimum tax withholding paid on behalf of employees for net share settlements	(1.7)	(0.2)
Issuance of common stock	59.5	35.1
Cash payments in connection with stock option exchange program	(1.3)	-
Purchase and retirement of treasury stock	-	(128.4)
Cash dividends declared and paid	(56.7)	(46.0)
Net cash used in financing activities	(53.1)	(182.1)
Net change in cash and cash equivalents	168.3	40.3
Cash and cash equivalents at beginning of period	700.3	736.8
Cash and cash equivalents at end of period	$868.6	$777.1

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

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (the Codification or ASC), which established the Codification as the single source of authoritative accounting guidance in conformity with U.S. GAAP. The Codification was effective beginning in our second quarter of fiscal 2010. The adoption of the Codification required us to revise our references to previous authoritative guidance, but it did not have any effect on either our financial position or results of operations.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Numerator:
Net income	$53.2	$21.1	$130.0	$137.0

Denominator:
Weighted-average common shares outstanding
used for basic earnings per share	237.3	228.4	235.8	228.7

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	5.2	2.9	4.7	6.8

Weighted-average common and potential common shares outstanding used for diluted earnings per share	242.5	231.3	240.5	235.5

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	29.0	52.0	37.3	41.4

Weighted-average exercise price	$21.25	$21.15	$22.00	$23.48

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the third quarter and first nine months of fiscal 2010 and 2009, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at February 28, 2010 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-based Compensation

Share-based compensation expense included in operating results is presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions, Except Per Share Amounts)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Cost of sales:
Gross compensation	$2.3	$4.2	$7.6	$12.3
Capitalized in inventory during the period	(2.0)	(3.1)	(6.1)	(10.4)
Realized from inventory during the period	2.1	3.5	6.7	10.6
	2.4	4.6	8.2	12.5
Research and development	4.4	6.5	13.9	19.3
Selling, general and administrative	12.4	7.2	34.3	22.0

Total share-based compensation included in income before taxes	19.2	18.3	56.4	53.8
Income tax benefit	(6.3)	(5.3)	(17.8)	(16.1)

Total share-based compensation, net of tax, included in net income	$12.9	$13.0	$38.6	$37.7

Share-based compensation effects on earnings per share:
Basic	$0.05	$0.06	$0.16	$0.16
Diluted	$0.05	$0.06	$0.16	$0.16

Share-based compensation capitalized in inventory	$0.9	$1.8	$0.9	$1.8

Total gross share-based compensation	$19.1	$17.9	$55.8	$53.6

The fair value of share-based awards to employees was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Nine Months Ended
	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009
Stock Option Plans:
Expected life (in years)	3.9	3.8	3.8	3.7
Expected volatility	38%	65%	45%	43%
Risk-free interest rate	1.8%	1.2%	1.9%	2.6%
Dividend yield	2.2%	2.5%	2.3%	1.3%
Stock Purchase Plans:
Expected life (in years)	n/a	n/a	0.8	0.8
Expected volatility	n/a	n/a	42%	38%
Risk-free interest rate	n/a	n/a	0.3%	1.2%
Dividend yield	n/a	n/a	2.3%	1.5%

The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2010 was $3.82 and $4.01 per share, respectively.  The weighted-average fair value of stock options granted during the third quarter and first nine months of fiscal 2009 was $4.57 and $5.96 per share, respectively. There were no rights granted under the stock purchase plan in the third quarter of fiscal 2010 and 2009. The weighted-average fair value of rights granted under the stock purchase plan was $4.08 per share in the first nine months of fiscal 2010 and $4.72 per share for the first nine months of fiscal 2009.

The fair value of cash awards in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions as of:

	Feb. 28, 2010	May 31, 2009
Executive Officer Retention Awards:
Closing stock price	$14.48	$13.88
Remaining term (in years)	0.7	1.5
Expected volatility	38%	60%
Risk-free interest rate	0.3%	0.9%
Dividend yield	2.2%	2.0%

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

We measure fair value to record our cash equivalents and the deferred compensation plan assets. The measurement of fair value for our long-term debt is used to provide disclosure and is not used to record the carrying value of our long-term debt.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability.

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

Level 1 assets include our investments in institutional money-market funds that are classified as cash equivalents and the investment funds of the deferred compensation plan assets, where the respective financial instruments are traded in an active market with sufficient volume and frequency of activity.

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

Assets measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Balances at February 28, 2010:
Assets:
Institutional money-market funds	$149.8	$-	$149.8
Commercial paper	-	30.0	30.0
Investment funds – Deferred compensation plan assets	40.6	-	40.6
Total assets measured at fair value	$190.4	$30.0	$220.4

Balances at May 31, 2009:
Assets:
Institutional money-market funds	$368.4	$-	$368.4
Investment funds – Deferred compensation plan assets	40.9	-	40.9
Total assets measured at fair value	$409.3	$-	$409.3

The institutional money-market funds and the various investment funds within our deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of the quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments.

The fair value of our long-term debt (including the current portion) at February 28, 2010 was $1,284.4 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

Note 3. Condensed Consolidated Financial Statements Detail

Condensed Consolidated Balance Sheet

(In Millions)	Feb. 28, 2010	May 31, 2009

Receivable allowances:
Doubtful accounts	$0.5	$1.1
Returns and allowances	29.6	17.6
Total receivable allowances	$30.1	$18.7

Inventories:
Raw materials	$7.7	$5.0
Work in progress	71.8	81.6
Finished goods	34.4	48.0
Total inventories	$113.9	$134.6

Other current assets:
Prepaid income taxes	$69.9	$71.1
Prepaid expenses	21.5	31.2
Assets held for sale	20.7	5.4
Other	0.8	0.3
Total other current assets	$112.9	$108.0

Property, plant and equipment:
Total property, plant and equipment	$2,393.3	$2,505.3
Less accumulated depreciation and amortization	(1,974.1)	(2,043.5)
Total property, plant and equipment, net	$419.2	$461.8

Other assets:
Deposits	$2.2	$7.1
Debt issuance costs	6.1	8.2
Income tax receivable	41.7	35.2
Deferred compensation plan assets	40.6	40.9
Other	12.7	9.9
Total other assets	$103.3	$101.3

Accrued expenses:
Payroll and employee related	$96.6	$39.5
Accrued interest payable	11.6	24.9
Severance and restructuring expenses	20.4	44.4
Other	36.5	35.8
Total accrued expenses	$165.1	$144.6

Other non-current liabilities:
Accrued pension cost	$58.6	$52.7
Deferred compensation plan liability	40.6	40.9
Other	16.7	27.1
Total other non-current liabilities	$115.9	$120.7

Condensed Consolidated Balance Sheets (Continued)

(In Millions)	Feb. 28, 2010	May 31, 2009

Accumulated other comprehensive loss:
Defined benefit pension plans	$(123.5)	$(123.5)
Other	(0.2)	(0.2)
Total accumulated other comprehensive loss	$(123.7)	$(123.7)

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Other operating expense (income), net:
Net intellectual property income	$-	$(0.2)	$-	$(0.4)
Litigation settlement	-	-	(0.5)	-
Other	0.6	-	0.2	-
Total other operating expense (income), net	$0.6	$(0.2)	$(0.3)	$(0.4)

Other non-operating income (expense), net:
Trading securities:
Change in net unrealized holding gains/losses	$0.5	$1.0	$5.8	$(14.1)
Non-marketable investments:
Gain from liquidation of investment	0.3	-	0.3	-
Total gain (loss) on investments	0.8	1.0	6.1	(14.1)
Total other non-operating income (expense), net	$0.8	$1.0	$6.1	$(14.1)

Note 4. Statements of Cash Flows Information

	Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$56.7	$66.5
Income taxes	$74.0	$21.6

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of software under license obligations, net	$-	$3.3
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$1.7	$0.3
Deposit applied to purchase equipment	$13.8	$-

Note 5. Cost Reduction Programs and Restructuring of Operations

We recorded net charges for severance and restructuring expenses of $6.4 million in the third quarter and $12.8 million in the first nine months of fiscal 2010. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Three Months Ended February 28, 2010:
March 2009 workforce reduction and plant closures:
Other exit-related costs	$-	$7.0	$7.0
Severance	-	0.2	0.2
Gain on sale of equipment	-	(0.6)	(0.6)
Other equipment gain, net	-	(0.2)	(0.2)
Total severance and restructuring expenses, net	$-	$6.4	$6.4

Nine Months Ended February 28, 2010:
March 2009 workforce reduction and plant closures:
Other exit-related costs	$-	$20.2	$20.2
Severance	-	0.3	0.3
Gain on sale of equipment	-	(0.6)	(0.6)
Other equipment gain, net	-	(1.4)	(1.4)
Release of reserves:
Severance	(0.4)	(3.0)	(3.4)
	(0.4)	15.5	15.1
November 2008 workforce reduction:
Release of reserves:
Severance	(0.2)	(2.0)	(2.2)

Fiscal 2008 workforce reduction and manufacturing restructure:
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$(0.6)	$13.4	$12.8

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in our product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of fiscal 2009. We also planned to further reduce headcount by approximately 875 through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. The departure of these additional employees coincides with the phased timing of the plant closures. In connection with these actions, we recorded additional net charges of $6.4 million in the third quarter and $15.1 million in the first nine months of fiscal 2010. These amounts include $7.0 million and $20.2 million of other exit-related costs associated with closure and transfer activities that occurred at our manufacturing sites in Texas and China during the third quarter and first nine months of fiscal 2010, respectively. These other exit-related costs were partially offset by the following gains and recovery. We sold some of the equipment in China and Texas for which we recorded a gain of $0.6 million in the third quarter of fiscal 2010. Other equipment gain, net of $0.2 million in the third quarter and $1.4 million in the first nine months of fiscal 2010 are also included in the net charges. In addition, we recorded a recovery of $3.4 million in the first nine months of fiscal 2010 due to adjustments to reduce accrued severance expenses for manufacturing employees who voluntarily terminated prior to their scheduled departure dates and for severance packages that were finalized with certain employees in foreign locations.

Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges (including the net charges incurred in fiscal 2010 and 2009) through February 28, 2010 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$46.0	$60.0
Other exit-related costs	-	23.5	23.5
Impairment of equipment	-	54.3	54.3
Gain on sale of equipment	-	(0.6)	(0.6)
Other equipment gain, net	-	(1.4)	(1.4)
Release of reserves:
Severance	(0.4)	(3.0)	(3.4)

Total cumulative severance and restructuring expenses for the
March 2009 workforce reduction and plant closures	$13.6	$118.8	$132.4

Remaining activities associated with the closures of the China (where we have ceased production activity) and Texas manufacturing facilities are expected to continue over the next 3 quarters. We expect to incur approximately $18 million to $23 million over the same period for other exit-related costs associated with these remaining activities. As a result, total charges for all actions announced in March 2009 are expected to be approximately $150 million to $155 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment, and will be included in the category described as “All Others.”

By the end of the first quarter of fiscal 2010, production activity in China ceased, and we are actively engaged in locating a buyer to purchase the manufacturing facility and its existing machinery and equipment in its current condition. In addition, certain equipment that is no longer being used in our Texas manufacturing operations is expected to be sold. During the third quarter of fiscal 2010, we recorded a gain of $0.6 million upon completing the sale of some of the equipment in China and Texas, which had a carrying value of $1.2 million. Some of the assets (with a carrying value of $0.5 million) that were previously classified as held for sale were also transferred to our manufacturing facility in Greenock, Scotland during the third quarter of fiscal 2010. The remainder of the China plant assets and the Texas equipment, which have a total carrying value of $20.7 million after impairment charges, are classified as held for sale and reported in other current assets in the condensed consolidated balance sheet as of February 28, 2010. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell).

In connection with the workforce reduction announced in November 2008, we recorded a recovery of $2.2 million in the first nine months of fiscal 2010 for an adjustment to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations. In the first nine months of fiscal 2010 described above, we also recorded a recovery of $0.1 million recorded upon the release of a residual accrued balance for other exit-related costs associated with the fiscal 2008 manufacturing restructure.

The following table provides a summary of the activities through the first nine months of fiscal 2010 related to severance and restructuring costs included in accrued expenses:

(In Millions)	March 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions in Prior Years
	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs	Total

Balance at May 31, 2009	$33.9	$1.1	$9.1	$0.3	$44.4
Cost reduction charges	0.3	20.2	-	-	20.5
Cash payments	(15.2)	(20.7)	(3.5)	(0.2)	(39.6)
Exchange rate adjustment	0.6	-	0.2	-	0.8
Release of residual reserves	(3.4)	-	(2.2)	(0.1)	(5.7)
Balance at February 28, 2010	$16.2	$0.6	$3.6	$-	$20.4

During the first nine months of fiscal 2010 we paid severance to 549 employees in connection with the workforce reductions announced in fiscal 2009. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China.

The balances at February 28, 2010 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the workforce reduction and the manufacturing plant closures announced in fiscal 2009. Payments for the remaining $19.8 million of severance balances are expected to be paid over the next 4 quarters as we complete the closures of our two manufacturing facilities and most of those affected employees will depart by the end of our fiscal 2011 first quarter. Severance amounts are generally paid 30-60 days after the employee’s actual departure date or may be deferred until the beginning of the calendar year after their departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

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

Revenue and earnings of ERI since the acquisition date included in our operating results for the third quarter and first nine months of fiscal 2010 were immaterial. In addition, pro forma results of operations related to this acquisition have not been presented since ERI’s operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Note 7. Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 31, 2009	$54.2	$7.3	$61.5
Acquisition of ERI	4.6	-	4.6
Balances at February 28, 2010	$58.8	$7.3	$66.1

Note 8. Debt

Our $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit was renewed in October 2009. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of February 28, 2010, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2010.

Note 9. Income Taxes

We had income tax expense of $19.2 million in the third quarter of fiscal 2010. In the third quarter of fiscal 2009, we had an income tax benefit of $6.5 million that included tax benefits of $10.6 million related to the realization of deferred taxes associated with a non-marketable investment we previously held. Income tax expense for the first nine months of fiscal 2010 was $42.1 million compared to $56.2 million in the first nine months of fiscal 2009. Although lower income in fiscal 2010 compared to fiscal 2009 was a primary factor for lower income tax expense for the nine-month period, lower income tax expense in the first nine months of fiscal 2010 was also due to a higher proportion of our earnings coming from our Malaysian subsidiary. Earnings from our Malaysian subsidiary are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010. In addition, higher tax benefits from restructuring charges that specifically arose in the first nine months of fiscal 2010 contributed to lower income tax expense in the first nine months of fiscal 2010 compared to the same period of fiscal 2009. Furthermore, we had higher income tax expense in the first nine months of fiscal 2009 because the tax holiday granted by the Malaysian government required us to write-down foreign deferred tax assets during that period.

Note 10. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Service cost of benefits earned during the period	$0.8	$0.7	$2.5	$2.6
Plan participant contributions	(0.2)	(0.1)	(0.6)	(0.6)
Interest cost on projected benefit obligation	4.0	3.5	12.1	11.7
Expected return on plan assets	(3.5)	(3.9)	(10.4)	(13.1)
Net amortization and deferral	1.4	0.7	4.2	2.4
Net periodic pension cost	$2.5	$0.9	$7.8	$3.0

Total contributions paid to these plans during fiscal 2010 were $0.4 million in the third quarter and $1.4 million in the first nine months.   Total contributions paid to these plans during fiscal 2009 were $0.4 million in the third quarter and $11.4 million in the first nine months. We currently expect our total fiscal 2010 contribution to these plans to be approximately $7 million.

Note 11. Shareholders’ Equity

Stock Repurchase Programs

During the third quarter and first nine months of fiscal 2010, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future stock repurchases as of February 28, 2010. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Dividends

We paid cash dividends of $19.1 million ($0.08 per outstanding share of common stock) in the third quarter and a total of $56.7 million in the first nine months of fiscal 2010. We paid cash dividends of $18.3 million ($0.08 per outstanding share of common stock) in the third quarter and a total of $46.0 million in the first nine months of fiscal 2009.

On March 11, 2010, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 12, 2010 to shareholders of record at the close of business on March 22, 2010.

Note 12. Share-based Compensation Plans

Stock Option Plans

In September 2009, the shareholders of National Semiconductor approved the 2009 Incentive Award Plan (the 2009 Plan). The 2009 Plan replaces our four existing equity compensation plans that provide share-based awards to employees and officers of the company. The 2009 Plan authorizes 16,000,000 shares of our common stock for issuance to eligible individuals in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, stock payments, deferred stock, other stock-based awards and performance-based awards. In addition to employees and officers of the company, members of our Board of Directors and consultants to the company are eligible to participate, as determined by the Compensation Committee of the Board of Directors.

The 2009 Plan provides for the grant of both nonqualified stock options and incentive stock options (as defined in the U.S. tax code). The 2009 Plan provides for the grant of stock options at fair market value on the date of grant. The term and vesting period of the stock options are set by the Compensation Committee of our Board of Directors. To date, options granted under the terms of the 2009 Plan expire no later than six years and one day after the date of grant and vest one-fourth of the total grant one year after grant and the rest in equal monthly installments over the next three years.

Restricted stock and restricted stock units granted under the 2009 Plan are subject to restrictions which may be based exclusively on the passage of time or may also include performance conditions as determined by the Compensation Committee of our Board of Directors. Vesting for both restricted stock and restricted stock units can begin to occur six months after grant and the minimum full vesting period for non-performance contingent restricted shares is three years. The minimum vesting period for any performance contingent restricted shares is one year.

We will continue to grant awards to members of our Board of Directors under the existing directors stock plan until all remaining authorized shares have been used. At that time, future awards will then be granted under the 2009 Plan.

The following table summarizes the activity of common stock shares related to stock options granted under our equity plans (including the 2009 Plan, but excluding the director stock option plan under which new options can no longer be granted) during the first nine months of fiscal 2010:

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 31, 2009	53.8	$19.95
Granted	6.4	$13.11
Exercised	(4.2)	$11.48
Forfeited	(13.3)	$23.70
Expired	(4.3)	$21.54
Outstanding at February 28, 2010	38.4	$18.26

The total intrinsic value of options exercised in fiscal 2010 was $1.0 million in the third quarter and $7.1 million in the first nine months. The total intrinsic value of options exercised in fiscal 2009 was $1.0 million in the third quarter and $22.9 million in the first nine months. Total unrecognized compensation cost related to stock option grants as of February 28, 2010 was $25.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The following table provides additional information about total options outstanding under the stock option plans (excluding the director stock option plan) at February 28, 2010:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and
expected to vest	37.9	$18.33	$48.9	2.3

Currently exercisable	28.6	$19.49	$36.7	1.4

Other Stock Plans

The following table provides a summary of activity during the first nine months of fiscal 2010 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan, the EEP and the 2009 Plan (excluding units granted with performance based restrictions):

	Number of Shares (In Millions)	Weighted-Average Grand-Date Fair Value

Outstanding at May 31, 2009	1.1	$15.59
Granted	2.1	$13.74
Vested	(0.1)	$22.03
Forfeited	(0.1)	$13.20
Outstanding at February 28, 2010	3.0	$14.19

The total fair value of restricted shares that vested in fiscal 2010 was $0.3 million in the third quarter and $1.2 million in the first nine months. The total fair value of restricted shares that vested in fiscal 2009 was $0.2 million in the third quarter and $1.1 million in the first nine months. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of February 28, 2010 was $29.8 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Under the director stock plan, we granted 111,924 restricted shares of common stock to our directors in the first nine months of fiscal 2010, which includes 12,000 restricted shares of common stock granted to one of our directors in July 2009 in connection with his appointment to our Board of Directors. Total unrecognized compensation cost as of February 28, 2010 related to non-vested awards granted under this plan was $0.6 million, which is expected to be recognized over a weighted-average period of 2.1 years.

Under the 2005 Executive Officer Equity Plan (EOEP), options to purchase 1,280,000 shares of common stock were granted in the first nine months of fiscal 2010. These shares are included in the amounts presented in the table above that summarizes stock option activity. Grants will no longer be made under the EOEP.

With respect to performance share units under the EOEP, 259,374 shares were issued in July 2009 upon completion of the third two-year performance period. Targets for a fifth two-year performance period were established in July 2009 and will be measured after the end of fiscal 2011. In addition, targets for a one-year performance period were established, which will be measured after the end of fiscal 2010, but requires a two-year vesting period. Performance against targets for a fourth two-year performance period, which targets were established in July 2008, will be measured after the end of fiscal 2010. Total unrecognized compensation cost related to unvested performance share units as of February 28, 2010 was $15.1 million, which is expected to be recognized over a weighted-average period of 1.1 years.

Total unrecognized compensation cost as of February 28, 2010 related to the executive officer retention awards, which are indexed to the price of our common stock, was $4.9 million and is expected to be recognized over a weighted-average period of 0.7 year.

Stock Option Exchange Program

We completed a stock option exchange program in November 2009 prior to the end of our fiscal 2010 second quarter. Like many companies, we had experienced a significant decline in our stock price during calendar 2008 and 2009 as a result of the global financial and economic crisis. Our employees held stock options with exercise prices significantly above the recent trading prices of our common stock. The stock option exchange program offered our employees the opportunity to surrender certain of those outstanding stock options for cancellation in exchange for a number of restricted stock units to be granted under the 2009 Plan having a value roughly equivalent to the value of the options exchanged. Named executive officers and members of our Board of Directors were not eligible to participate in the option exchange program.

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

Under the exchange program, eligible stock options to purchase an aggregate of 12,830,732 shares held by 1,713 employees were cancelled. Of this amount, eligible options to purchase 11,988,793 shares were cancelled and exchanged for a total of 1,670,944 new restricted stock units on November 16, 2009. The aggregate fair value of the restricted stock units was $22.7 million based on the closing price of our common stock on the exchange date. These restricted stock units will vest ratably each year for four years unless the exchanged stock options were fully vested, in which case they will vest ratably each year for three years. Under the terms of the exchange program, a cash payment was offered for the surrender of eligible stock options for which application of the exchange ratios would result in the issuance of less than 100 restricted stock units. Eligible options to purchase 841,939 shares were cancelled in exchange for an aggregate $1.3 million cash payment made to employees on November 16, 2009. As a result of the cash payments, share-based compensation expense in the first nine months of fiscal 2010 includes an incremental expense of $1.7 million.

Note 13. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended February 28, 2010:
Sales to unaffiliated customers	$339.5	$22.4	$361.9

Segment income (loss) before taxes	$87.5	$(15.1)	$72.4

Three months ended March 1, 2009:
Sales to unaffiliated customers	$267.3	$25.1	$292.4

Segment income (loss) before taxes	$21.8	$(7.2)	$14.6

Nine months ended February 28, 2010:
Sales to unaffiliated customers	$957.2	$63.7	$1,020.9

Segment income (loss) before taxes	$212.0	$(39.9)	$172.1

Nine months ended March 1, 2009:
Sales to unaffiliated customers	$1,074.0	$105.6	$1,179.6

Segment income (loss) before taxes	$211.3	$(18.1)	$193.2

The information in the table above for the three and nine months ended March 1, 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2010. Operating segments that do not meet the criteria of a reportable segment are combined under the category “All Others.” Sales for the category “All Others,” include sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

Note 14.  Contingencies – Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the Federal Environmental Protection Agency. We have agreed with the RWQCB to a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, from time to time we have been designated as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and in the case of the PRP matters, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation (excluding potential reimbursements from insurance coverage), were not material during the third quarter and first nine months of fiscal 2010.

We have retained responsibility for environmental claims and matters connected with businesses we sold in fiscal 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

We have been notified by the IRS that our tax returns for fiscal 2007 and 2008 will be audited beginning in our fourth quarter of fiscal 2010. In addition, the IRS will audit our amended tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. During the first nine months of fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

Other Matters

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the ‘919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. We intend to contest the case through all available means.

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

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended February 28, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Strategy and Business

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. Our goal is to be the premier provider of high-performance, energy-efficient analog and mixed-signal solutions. Many of these solutions are marketed under our PowerWise® brand. We are focused on the following:

•
growing our core revenues by marketing our extensive portfolio of general purpose analog products to a broad base of customers utilizing our established distribution channels and industry leading design tools;

•	identifying and understanding the complex application-specific system problems addressable by analog innovation;
•	providing energy efficient, analog-intensive solutions that enable customers to differentiate their products while reducing the power consumption of their systems;
•
targeting our analog solutions towards emerging areas or applications that can provide further growth on top of our core business (current examples would include LED lighting, renewable energy, portable medical, communications infrastructure and personal mobile devices);

•	consistently delivering competitive products with superior manufacturing and logistics execution to our customers, and
•	consistently delivering superior returns on invested capital to our shareholders.

Approximately 94 percent of our net sales in the first nine months of fiscal 2010 came from Analog segment products. Beyond the standard linear categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. One of our most recently launched products, the SolarMagic® power optimizer, was awarded the ELEKTRA 2009 Renewable Energy Design Award and the 2009 InterSolar Innovation Award. For more information on our business, see Part I, Item 1. “Business,” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 62 percent of our semiconductor product sales were made to distributors in the first nine months of fiscal 2010, compared to approximately 53 percent in the first nine months of fiscal 2009. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $13.7 million in the first nine months of fiscal 2010 and $13.4 million in the first nine months of 2009.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.2 million in the first nine months of fiscal 2010 and $2.1 million in the first nine months of fiscal 2009. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the condensed consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, "Segment Reporting." The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of February 28, 2010, our reporting units containing goodwill include our high speed product, infrastructure power, mobile devices power, performance power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

d)	Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rate expected to be applied when the taxes are actually paid or realized. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating losses and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible. In determining a valuation allowance, we consider past performance, expected future taxable income and prudent and feasible tax planning strategies. We currently have a valuation allowance that has been established primarily against the reinvestment and investment tax credits related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019.

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

The calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Although ASC Topic 740, “Income Taxes,” provides further clarification on the accounting for uncertainty in income taxes recognized in the financial statements, the threshold and measurement attribute prescribed by the FASB guidance will continue to require significant judgment by management. If the ultimate resolution of tax uncertainties is different from what we have currently estimated, this could have a material impact on income tax expense.

e)	Share-based Compensation

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with ASC Topic 718, “Compensation-Stock Compensation.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. Compensation expense for cash awards to be paid in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) is considered a share-based payment award and measured at fair value under the FASB guidance since the award is indexed to the price of our common stock. The fair value of these cash awards is measured each reporting period and is calculated using the Monte Carlo valuation method.

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

Overview

We focus on providing leading-edge analog solutions, with a large portion of our sales classified within the analog standard linear categories as defined by WSTS. In the first nine months of fiscal 2010, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to the energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing supply and logistics network.

Net sales in the third quarter of fiscal 2010 were higher than net sales in the third quarter of fiscal 2009 reflecting recent improvement in our business as the global economy has slowly begun to recover. However, net sales in the first nine months of fiscal 2010 were lower compared to net sales in the first nine months of fiscal 2009 due to the fact that net sales in the first half of fiscal 2010 were below what they were in the first half of fiscal 2009. Our gross margin percentages were higher in fiscal 2010 compared to fiscal 2009. Improved product mix, lower inventory write downs and better manufacturing cost efficiencies that were helped by factory consolidation activities in fiscal 2010 contributed to higher gross margin percentage in the third quarter and first nine months of fiscal 2010. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates, new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Notwithstanding the economic downturn that has affected our sales and profitability, our earnings per share have increased sequentially in each of the last three quarters. We remain focused on growing our revenue and earnings over time while generating a consistently high return on invested capital by concentrating on operating margins, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

Stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. During the third quarter and first nine months of fiscal 2010, we did not repurchase shares of our common stock in connection with the $500 million stock repurchase program announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future common stock repurchases as of February 28, 2010.

We continued with our dividend program in the third quarter of fiscal 2010, during which time we paid a total of $19.1 million in cash dividends. Through the first nine months of fiscal 2010, we paid a total of $56.7 million in cash dividends. On March 11, 2010, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 12, 2010 to shareholders of record at the close of business on March 22, 2010. We paid cash dividends of $18.3 million in the third quarter of fiscal 2009 and a total of $46.0 million in the first nine months of fiscal 2009.

The following table and discussion provide an overview of our operating results for the third quarter and first nine months of fiscal 2010 and 2009:

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 28, 2010	% Change	Mar. 1, 2009	Feb. 28, 2010	% Change		Mar. 1, 2009

Net sales	$361.9	23.8%	$292.4	$1,020.9	(13.5%	)	$1,179.6

Gross margin	$243.7		$168.1	$660.9			$752.7
As a % of net sales	67.3%		57.5%	64.7%			63.8%

Operating income	$86.0		$30.3	$210.2			$253.4
As a % of net sales	23.8%		10.4%	20.6%			21.5%

Net income	$53.2		$21.1	$130.0			$137.0
As a % of net sales	14.7%		7.2%	12.7%			11.6%

Net income for fiscal 2010 includes a net charge of $6.4 million in the third quarter and $12.8 million in the first nine months for severance and restructuring expenses related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009 (See Note 5 to the Condensed Consolidated Financial Statements). In addition, net income for fiscal 2010 includes other operating expense of $0.6 million in the third quarter and other operating income of $0.3 million in the first nine months (See Note 3 to the Condensed Consolidated Financial Statements). Net income for the third quarter of fiscal 2009 includes a recovery of $1.4 million for severance and restructuring expenses and other operating income of $0.2 million (See Note 3 to the Condensed Consolidated Statements). Net income for the first nine months of fiscal 2009 includes a charge of $27.8 million for severance and restructuring expenses and other operating income of $0.4 million (See Note 3 to the Condensed Consolidated Financial Statements).

Share-based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $19.2 million in the third quarter of fiscal 2010 compared to $18.3 million in the third quarter of fiscal 2009 and $56.4 million in the first nine months of fiscal 2010 compared to $53.8 million in the first nine months of fiscal 2009. Our share-based compensation expense in the third quarter and first nine months of fiscal 2010 was higher than the amounts in the comparable periods of fiscal 2009 primarily due to higher compensation expense related to the share-based awards for our executive officers. For further information and a description of these plans, see Note 1 and Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009. Also, see Note 1 and Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our share-based compensation plans and the effect of share-based compensation expense for the third quarter and first nine months of fiscal 2010 and 2009.

Net Sales

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 28, 2010	% Change		Mar. 1, 2009	Feb. 28, 2010	% Change		Mar. 1, 2009

Analog segment	$339.5	27.0%		$267.3	$957.2	(10.9%	)	$1,074.0
As a % of net sales	93.8%			91.4%	93.8%			91.0%

All others	$22.4	(10.8%	)	$25.1	$63.7	(39.7%	)	$105.6
As a % of net sales	6.2%			8.6%	6.2%			9.0%

Total net sales	$361.9			$292.4	$1,020.9			$1,179.6
	100.0%			100.0%	100.0%			100.0%

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

Analog segment sales were higher in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 reflecting recent improvement in our business as the global economy has slowly begun to recover. Analog segment sales were lower in the first nine months of fiscal 2010 compared to fiscal 2009 due to lower overall demand from customers, particularly from customers in the wireless handset market, who were negatively affected by the downturn in the overall global economy throughout calendar 2009. Unit shipments in our Analog segment increased 27 percent in the third quarter, but were down 12 percent in the first nine months of fiscal 2010 compared to the volume shipped in the third quarter and first nine months of fiscal 2009. Blended-average selling prices in our Analog segment were essentially flat in both the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009.

For purposes of the following discussion, we have combined as one group the business units whose products are targeted for the power management market (infrastructure power, mobile devices power and performance power products). Net sales from this group increased by 22 percent in the third quarter, but decreased 12 percent in the first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009. Net sales from our high-speed product and precision signal path business units in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 increased by 34 percent and 32 percent, respectively. For the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009, net sales from our high-speed product and precision signal path business units decreased by 8 percent and 10 percent, respectively.

For other operating business units included in “All Others,” the decrease in sales for the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 was primarily due to declining sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

    Gross Margin

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 28, 2010	% Change		Mar. 1, 2009	Feb. 28, 2010	% Change		Mar. 1, 2009

Net sales	$361.9	23.8%		$292.4	$1,020.9	(13.5%	)	$1,179.6
Cost of sales	118.2	(4.9%	)	124.3	360.0	(15.7%	)	426.9
Gross margin	$243.7			$168.1	$660.9			$752.7
As a % of net sales	67.3%			57.5%	64.7%			63.8%

Our gross margin percentage was higher in the third quarter and first nine months of fiscal 2010 compared to the third quarter and the first nine months of fiscal 2009. Higher gross margin percentage in fiscal 2010 compared to fiscal 2009 was primarily due to the favorable effects of cost control measures, including cost savings from the closure of our China assembly plant. Although our blended-average analog selling prices in the third quarter and first nine months of fiscal 2010 were essentially flat compared to the same periods of fiscal 2009, product mix within our portfolio of analog products continues to have a positive influence on our performance in gross margin percentage. Lower inventory write downs also affected our gross margin percentages favorably in fiscal 2010 compared to fiscal 2009. Wafer fabrication capacity utilization (based on wafer starts) was 47 percent in the first nine months of fiscal 2010 compared to 58 percent in the first nine months of fiscal 2009. In the third quarter of fiscal 2010, wafer fabrication capacity utilization was 49 percent compared to 37 percent in the third quarter of fiscal 2009. Gross margin includes share-based compensation expense of $2.4 million in the third quarter and $8.2 million in the first nine months of fiscal 2010 compared to fiscal 2009 which was $4.6 million in the third quarter and $12.5 million in the first nine months.

Research and Development

	Three Months Ended				Nine Months Ended
(In Millions)	Feb. 28, 2010	% Change		Mar. 1, 2009	Feb. 28, 2010	% Change		Mar. 1, 2009

Research and development	$69.0	(5.3%	)	$72.9	$202.5	(20.3%	)	$254.1
As a % of net sales	19.1%			24.9%	19.8%			21.5%

The decrease in research and development expenses in the third quarter and first nine months of fiscal 2010 compared to the corresponding periods of fiscal 2009 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense included in R&D expense for fiscal 2010 was $4.4 million in the third quarter and $13.9 million in the first nine months compared to fiscal 2009 which was $6.5 million in the third quarter and $19.3 million in the first nine months. We are continuing to concentrate our ongoing research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Nine Months Ended
(In Millions)	Feb. 28, 2010	% Change	Mar. 1, 2009	Feb. 28, 2010	% Change	Mar. 1, 2009

Selling, general and administrative	$81.7	22.9%	$66.5	$235.7	8.2%	$217.8
As a % of net sales	22.6%		22.7%	23.1%		18.5%

Selling, general and administrative expenses in fiscal 2010 includes charges of $0.5 million in the third quarter and $5.8 million in the first nine months compared to fiscal 2009, which included a charge of $1.0 million in the third quarter and a credit of $14.1 million in the first nine months.  These charges and credit represent changes in the liability associated with the employee deferred compensation plan due to changes in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income (Expense), Net.” Excluding these amounts, SG&A expenses for fiscal 2010 compared to fiscal 2009 increased in the third quarter by $15.7 million, or 24 percent, and decreased in the first nine months by $2.0 million, or 1 percent. We believe that excluding the charges and credit relating to changes in the liability associated with the employee deferred compensation plan liability provides a better understanding of the changes in our SG&A expenses that are related to our core operating performance during the relevant periods. SG&A expenses in fiscal 2010 compared to fiscal 2009 include higher employee benefit expenses and higher share-based compensation expenses from executive officer awards, which are offset by cost savings associated with the cost reduction actions announced in fiscal 2009. SG&A expenses in the third quarter of fiscal 2009 also benefited from temporary savings measures that we deployed in response to the rapidly weakening economic environment that was present at that time. Those temporary measures were no longer in effect in the third quarter of fiscal 2010. In contrast, SG&A expenses (excluding the charge and credit previously described) in the first nine months of fiscal 2010 were lower since higher employee benefit and share-based compensation expenses were only partially offset by the costs savings from the cost reduction actions compared to the first nine months of fiscal 2009. Share-based compensation expense for fiscal 2010 included in SG&A expense was $12.4 million in the third quarter and $34.3 million in the first nine months compared to fiscal 2009, which was $7.2 million in the third quarter and $22.0 million in the first nine months.

Interest Income

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Interest income	$0.4	$2.0	$1.3	$9.6

The decrease in interest income in the third quarter and first nine months of fiscal 2010 compared to the third quarter and the first nine months of fiscal 2009 is due to lower interest rates.

Interest Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Interest expense	$14.8	$18.7	$45.5	$55.7

The decrease in interest expense in the third quarter and first nine months of fiscal 2010 compared to the third quarter and first nine months of fiscal 2009 is due to lower interest rates related to the portion of our debt that has floating interest rates and also to a lower overall debt balance.

Other Non-Operating Income (Expense), Net

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Gain (loss) on investments	$0.8	$1.0	$6.1	$(14.1)
Total other non-operating income
(expense), net	$0.8	$1.0	$6.1	$(14.1)

Non-operating income (expense), net, is derived from activities or market value fluctuations related to investment assets. The gain on investments in fiscal 2010 and in the third quarter of fiscal 2009 reflects an increase in the market value of the investment assets held in a trust for the employee deferred compensation plan, while the loss in the first nine months of fiscal 2009 reflected a decline in its market value. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for fiscal 2010 and 2009 include an offsetting charge and credit pertaining to the corresponding liability. In addition, the gain on investments in the third quarter of fiscal 2010 includes a $0.3 million gain from the liquidation of a non-marketable investment we previously held.

Income Tax Expense

	Three Months Ended		Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009	Feb. 28, 2010	Mar. 1, 2009

Income tax expense (benefit)	$19.2	$(6.5)	$42.1	$56.2
Effective tax rate	26.5%	44.5%	24.5%	29.1%

The effective tax rate was lower in the third quarter and first nine months of fiscal 2010, primarily due to a higher proportion of our earnings coming from our Malaysian subsidiary. Earnings from our Malaysian subsidiary are not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010. In addition, higher tax benefits from restructuring charges that arose in the first nine months of fiscal 2010 contributed to a lower effective tax rate in fiscal 2010 compared to the same period of fiscal 2009. Furthermore, we had higher income tax expense in the first nine months of fiscal 2009 because the tax holiday granted by the Malaysian government required us to write-down foreign deferred tax assets during that period.

Liquidity and Capital Resources

	Nine Months Ended
(In Millions)	Feb. 28, 2010	Mar. 1, 2009

Net cash provided by operating activities	$246.2	$292.2

Net cash used in investing activities	(24.8)	(69.8)

Net cash used in financing activities	(53.1)	(182.1)
Net change in cash and cash equivalents	$168.3	$40.3

The primary factors contributing to the changes in cash and cash equivalents in the first nine months of fiscal 2010 and 2009 are described below:

Net cash provided by operating activities during the first nine months of fiscal 2010 was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital consisted of a decrease in inventory plus increases in accounts payable and accrued expenses, as well as other non-current liabilities. These positive changes were partially offset by the negative change in working capital from an increase in receivables and a decrease in current and deferred income taxes. During the first nine months of fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), partially offset by a negative effect from changes in working capital components.

The primary use of cash for investing activities in the first nine months of fiscal 2010 was the purchase of property, plant and equipment of $25.9 million, mainly representing the purchase of machinery and equipment, combined with a net payment of $4.8 million associated with the acquisition of ERI. The primary use of cash for investing activities in the first nine months of fiscal 2009 was the purchase of property, plant and equipment of $75.7 million, mainly representing the purchase of machinery and equipment.

The primary use of cash for financing activities in the first nine months of fiscal 2010 was for payments of $56.7 million for cash dividends, $46.8 million of principal payments on the bank term loan and $6.3 million for software license obligations. This amount was partially offset by proceeds of $59.5 million from the issuance of common stock under employee benefit plans.  The primary use of cash for financing activities in the first nine months of fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $46.0 million for cash dividends and $47.0 million of principal payments on the bank term loan. These amounts were partially offset by proceeds of $35.1 million from the issuance of common stock under employee benefit plans.

On March 11, 2010, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which will be paid on April 12, 2010 to shareholders of record at the close of business on March 22, 2010.

We anticipate that our fiscal 2010 capital expenditures will be lower than our fiscal 2009 capital expenditures and we will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. Activities associated with the closures of our manufacturing facilities in China (where we have ceased production activity) and Texas are expected to continue over the next 3 quarters. Our senior floating rate notes with an aggregate principal amount of $250 million are due in June 2010. In addition, our floating rate bank term loan in the aggregate principal amount of $218.7 million as of February 28, 2010 requires principal repayments of $15.6 million in fiscal 2010, $62.5 million in fiscal 2011, $109.3 million in fiscal 2012 and $31.3 million in fiscal 2013. Our remaining debt as of February 28, 2010 includes our 6.15 percent fixed rate notes with a aggregate principal amount of $375 million due in June 2012 and our 6.6 percent fixed rate notes with an aggregate principal amount of $375 million due in June 2017. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for the remainder of fiscal 2010 and into the first half of fiscal 2011, as well as principal and interest payments due on our debt, and payments for severance and other exit-related costs associated with the China and Texas closure activities. We may seek to obtain additional debt financing to fund our business or to refinance, retire or restructure all or a portion of our existing indebtedness. We cannot be certain that if economic conditions were to substantially deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

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

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-09, “Subsequent Events (Topic 855) – Amendments to Certain Disclosure Requirements.” The amendments remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU is effective immediately upon issuance and we do not expect its adoption to have a significant effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements.” This ASU requires new disclosures regarding significant transfers in and out of Levels 1 and 2, and information about activity in Level 3 fair value measurements. In addition, this ASU clarifies existing disclosures regarding input and valuation techniques, as well as the level of disaggregation for each class of assets and liabilities. This ASU is effective for us beginning in fiscal 2011. We do not expect the adoption of this ASU to have a significant effect on our consolidated financial statements.

In October 2009, the FASB issued ASU No. 2009-13, “Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements – a consensus of the FASB Emerging Issues Task Force.” In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies are to apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. This ASU will be applied on a prospective basis for revenue arrangements entered into or materially modified beginning in our fiscal 2012, with earlier application permitted. Since we will apply the requirements of this ASU on a prospective basis, we are currently evaluating its requirements and have not yet determined its effect on our consolidated financial statements.

Outlook

During the first nine months of fiscal 2010, we have seen improvement in our business as the global economy has slowly begun to recover. New orders increased sequentially in each of the first three quarters of fiscal 2010 over the previous respective quarters. This has led to sequential growth in net sales in each of the first three quarters of fiscal 2010 and net sales in the third quarter of fiscal 2010 were higher on a year-over year basis for the first time since the global economic downturn began in calendar 2008.

Although the increase in new orders throughout fiscal 2010 has come primarily from our distributors, we experienced a sequential increase in new orders from our OEM customers in the third quarter of fiscal 2010, as orders from our wireless handset customers picked up. A portion of the improvement in total company new orders in the third quarter of fiscal 2010 was attributable to higher-than-expected turns orders, which represent orders received with delivery requested in the same quarter. This increase in turns orders came mainly from increasing levels of demand in the industrial markets which are served through our distribution channel. The increase in new orders also caused our opening 13-week backlog as we entered the fourth quarter of fiscal 2010 to be higher than it was when we began the third quarter of fiscal 2010.

Considering all factors, including those described above, we provided guidance for net sales in the fourth quarter of fiscal 2010 to range from $375 million to $390 million, or approximately 4 percent to 8 percent higher than the level achieved in the third quarter of fiscal 2010. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this predicted level of sales. We anticipate that our gross margin percentage in the fourth quarter of fiscal 2010 will range from 67 percent to 68 percent based upon our projected range of net sales. However, if factory utilization declines significantly or there are changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

In connection with the cost reduction action that was announced in March 2009, we expect to complete the remaining activities primarily associated with the closures of our manufacturing facilities in China and Texas over the next 3 quarters. As a result, we expect to incur approximately $3 million to $4 million for exit-related costs in the fourth quarter of fiscal 2010.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the third quarter of fiscal 2010, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Tax Matters

We have been notified by the IRS that our tax returns for fiscal years 2007 and 2008 will be audited beginning in our fourth quarter of fiscal 2010. In addition, the IRS will audit our amended tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005, and tax authorities from several foreign jurisdictions are also examining our foreign tax returns. During the first nine months of fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

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

Other

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the ‘919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. We intend to contest the case through all available means.

ITEM 1A. RISK FACTORS

A description of the risk factors associated with our business is set forth below. We review and update our risk factors each quarter. The description set forth below includes any changes to and supersedes the description of risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 and our subsequent Quarterly Reports on Form 10-Q. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business operations, results or financial condition.

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

As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. During fiscal 2009, we experienced a significant reduction in order rates due to the weak global economy. While near-term market conditions have shown some improvement, it is not clear that this improvement will continue. It is possible that current conditions could remain or worsen.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market (including smart phones) is a significant source of our overall sales. Global economic difficulties have resulted in a slowdown in the sales of handsets and have adversely affected our revenues and profitability. This environment may continue even though we continue to develop new products to address new features and functionality in handsets. The worldwide handset market is large and future trends and other variables are difficult to predict. As a consumer-driven market, changes in the economy that adversely affect consumer demand for wireless handsets will impact demand for our products and adversely affect our business and operating results.

Conditions inherent in the semiconductor industry may cause periodic fluctuations in our operating results.

Rapid technological change and frequent introduction of new technology leading to more complex and integrated products characterize the semiconductor industry. The result is a cyclical environment with potentially short product life cycles, characterized by significant and rapid increases and decreases in product demand. Substantial capital and R&D investment are required to support products and manufacturing processes in the semiconductor industry, which amplify the effect of this cyclicality. As a result of this environment, we may experience rapid and significant fluctuations in our operating results.  Market or other shifts in our product mix toward or away from higher margin products, including analog products, or reductions in our product margins may also have a significant impact on our operating results.

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

During the first nine months of fiscal 2010, approximately 77 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland, Malaysia and China (we have ceased production activity in China). We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with legal and regulatory requirements, trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Global disruptions and events could adversely affect our financial performance and operating results.

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and Afghanistan and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Significant destabilization of relations between the United States and other countries where we operate or the countries where we operate and other countries could result in restrictions and prohibitions in the countries where we operate. Continued increases in oil prices, as well as spreading subprime mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

We have significant manufacturing operations in Malaysia and, as a result, are subject to risks.

We have significant assembly and test facilities in Melaka, Malaysia. We may be adversely affected by laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters.  We cannot assure you that we will be able to maintain compliance with all of these laws and regulations, that new, stricter laws or regulations will not be imposed or that interpretations of existing regulations will not be changed, each of which would require additional expenditures or result in other adverse effects. Changes in the political environment or government policies could result in laws or regulations that impact us adversely. A significant destabilization of relations between the United States and Malaysia or with either of these countries and other countries could result in restrictions or prohibitions on our operations in that country.

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

As a global company headquartered in the United States, we are subject to U.S. laws and regulations that limit and restrict the export of some of our products and related product information. Compliance with these laws has limited our operations and sales in the past and could significantly limit them in the future. We maintain a compliance program but there are risks of noncompliance exposing us to significant legal liabilities. We must also comply with export restrictions and laws imposed by other countries affecting trade and investments which may conflict with the laws and regulations in the United States or other countries in which we do business. There is a risk that these restrictions and laws could significantly restrict our operations in the future.

RISK FACTORS RELATING TO SALES AND OPERATIONS

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. We have had difficulties in the past with supplies and subcontractors and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

In the first nine months of fiscal 2010, our distributors accounted for approximately 62 percent of our sales, with two of our distributors together accounting for 32 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties may reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

Our profit margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory and shifts in our product mix or strategy. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed, including costs associated with depreciation expense. In general, these costs do not decline with reductions in customer demand or utilization of our manufacturing capacity or increase as volume increases. Failure to maintain utilization rates of our manufacturing facilities or maintain the fixed costs associated with these facilities at current levels will result in higher average unit costs and lower gross margins.

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

We could be subject to warranty or product liability claims that could lead to significant expenses as we defend such claims or pay damage awards. In the event of a warranty claim, we may also incur costs if we compensate the affected customer. We maintain product liability insurance, but there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. Any future costs or payments made in connection with warranty claims or product recalls could materially affect our results of operations and financial condition in future periods.

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

Our total liabilities at February 28, 2010 were $1.8 billion. Of total liabilities, $1.2 billion was debt incurred in connection with the accelerated stock repurchase program announced in June 2007.  In June 2007, we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion, of which we have since repaid approximately $280 million. Our senior floating rate notes with an aggregate principal amount of $250 million are due in June 2010. We may seek to obtain additional debt financing to fund our business or to refinance, retire or restructure all or a portion of our existing indebtedness. Our long-term debt and any future increase in our level of indebtedness will have important effects on our future operations, including, without limitation:

•	we would have additional cash requirements in order to support the payment of principal and interest on our outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•
our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited particularly in light of recent challenging credit market conditions; and

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

Increases in prevailing interest rates has an immediate effect on the interest rates charged on our variable rate debt, including the senior floating rate notes due June 2010 and bank debt, which rise and fall upon changes in interest rates on a quarterly basis. Although interest rates remained stable during the third quarter and first nine months of fiscal 2010, any increased interest expense associated with increases in interest rates affects our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, even if we do enter into such agreements, the other parties to the agreements may fail to perform or the terms may be unfavorable to us depending on rate movements.

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

Increasingly stringent environmental regulations restrict the amount and types of materials that can be released from our operations into the environment. While the cost of compliance with environmental laws has not had a material adverse effect on our results of operations historically, compliance with these and any future regulations could require significant capital investments in pollution control equipment or changes in the way we make our products. In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of liabilities and claims, regardless of fault, resulting from accidental releases, including personal injury claims and civil and criminal fines. The following should also be considered:

•	we currently are remediating past contamination at some of our sites;
•	we have been identified as a potentially responsible party at a number of Superfund sites where we (or our predecessors) disposed of wastes in the past; and
•	significant regulatory and public attention on the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs.

For more information on environmental matters, see Note 14 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	During the third quarter of fiscal 2010, we did not make any unregistered sales of our securities.

(b)	The following table summarizes our purchases of our common stock during the third quarter of fiscal 2010:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1:
November 30, 2009 - December 29, 2009	396	$14.92	-	$127 million
Month # 2:
December 30, 2009 - January 29, 2010	1,819	$13.61	-	$127 million
Month # 3:
January 30, 2010 - February 28, 2010	8,922	$13.59	-	$127 million
Total	11,137		-

(1)  Represents 3,197 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 7,940 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under our $500 million stock repurchase program announced in June 2007. As of February 28, 2010, $127 million of the $500 million stock repurchase program remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

(a)          Exhibits

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION
Date: March 29, 2010	/s/ Jamie E. Samath
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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2010	/s/ Donald Macleod
Donald Macleod President and Chief Executive Officer

CERTIFICATION

I, Lewis Chew, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of National Semiconductor Corporation;

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

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: March 29, 2010	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 28, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Donald Macleod, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2010	/s/ Donald Macleod
Donald Macleod President and Chief Executive Officer

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of National Semiconductor Corporation (the “Company”) on Form 10-Q for the period ended February 28, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Lewis Chew, Senior Vice President, Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

•	The Report fully complies with the requirements of Section 13(a) or Section 15(d), as applicable, of the Securities Exchange Act of 1934, and

•	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: March 29, 2010	/s/ Lewis Chew
Lewis Chew Senior Vice President, Finance and Chief Financial Officer