Form 10-K
period 2010-05-30
NATIONAL SEMICONDUCTOR CORP
filed 2010-07-20
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended May 30, 2010.

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

The aggregate market value of our common stock held by non-affiliates of the registrant as of November 29, 2009, was approximately $2,894,742,461 based on the last reported sale price on the last trading date prior to that date. Shares of common stock held by each officer and director and by each person who owns 5 percent or more of the outstanding common stock have been excluded because these persons may be considered to be affiliates. This determination of affiliate status for purposes of this calculation is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant’s common stock, $0.50 par value, as of June 27, 2010 was 239,324,550 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Location in Form 10-K
Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on or about September 24, 2010	Part III

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

Overview

We are one of the world's leading semiconductor companies focused on analog and mixed-signal integrated circuits and sub-systems, particularly in the area of power management. Founded in 1959, we design, develop, manufacture and market high-value, high-performance, analog-intensive solutions that improve performance and energy efficiency in electronic systems. We have a diversified product portfolio which includes power management circuits, audio and operational amplifiers, communication interface products and data conversion solutions. Our portfolio of over 13,000 products is sold to a diversified group of end-customers, ranging from smaller customers serviced by an extensive distribution network to large original equipment manufacturers (OEMs). Energy-efficiency is our overarching theme and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. We target a broad range of markets and applications such as:

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

For fiscal 2010, our net sales were $1.4 billion, our operating income was $325.8 million and our net income was $209.2 million. A large portion of our sales come from analog products that are classified within the general purpose analog categories (as defined by the World Semiconductor Trade Statistics or WSTS). General purpose analog products are defined by WSTS as amplifiers, signal conversion, power management and interface products, representing the fundamental circuits that electronic systems need in order to deal with continuously varying signals of the real world, such as light, sound, pressure, temperature and speed. Within the general purpose analog market, our strengths have historically been in the power management, amplifier and interface areas where higher performance coupled with ease of use typically result in higher gross margins. In addition to general purpose analog products, we also develop application-specific analog sub-systems that typically carry higher values and are often targeted at high-growth markets.

Approximately 94 percent of our revenue in fiscal 2010 was generated from Analog segment products. Our product line operations are organized under one group called the Product Group, which is responsible for designing and developing a wide range of analog integrated circuits, many of which convert and regulate voltages to ensure that electronic systems operate to their fullest potential with the lowest overall power consumption or the highest energy efficiency. It also designs and develops integrated circuits that handle the requisite analog technology for information or data as it travels from the point where it enters the electronic system, is conditioned, converted and processed to the point where it is sent out. In addition to providing real world interfaces, these products are used extensively in signal conditioning, signal conversion (from analog to digital and vice versa) and high-speed interfacing applications.

National Semiconductor Corporation was incorporated in the state of Delaware in 1959 and our headquarters have been in Santa Clara, California since 1967. Our common stock is listed on the New York Stock Exchange under the trading symbol "NSM." Our fiscal year ends on the last Sunday of May and references in this document to fiscal 2010 refer to our fiscal year ended May 30, 2010. References to fiscal 2009 refer to our fiscal year ended May 31, 2009 and references to fiscal 2008 refer to our fiscal year ended May 25, 2008. Fiscal 2010 was a 52-week year, while fiscal 2009 was a 53-week year. Operating results for this additional week in fiscal 2009 were considered immaterial to our consolidated results of operations in fiscal 2009. Fiscal 2008 was a 52-week year. Our internet address is www.national.com. We post the following filings in the “Investor Relations” section of our website as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, our proxy statement and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. All of the filings on our website are available free of charge. We also maintain certain corporate governance documents on our website, including our Code of Business Conduct and Ethics, Governance Committee Charter, Compensation Committee Charter, Audit Committee Charter and other governance policies. We do not intend for information found on our website to be part of this document or part of any other report or filing with the SEC.

References in this report to “National,” “we”, “us,” “our” and “the company” mean National Semiconductor Corporation and its consolidated subsidiaries.

Recent Highlights

Throughout fiscal 2010, we experienced sequential revenue growth in each quarter from our core analog product areas, consistent with improved business conditions in the industry. As a part of our business focus, we periodically identify opportunities to improve our cost structure or to divest or reduce involvement in product areas that are not in line with our business objectives, as well as pursue acquisitions or business investments to gain access to key technologies that we believe augment our existing technical capability and support our business objectives. Those activities in fiscal 2010 included the realignment of certain product line business units in May 2010, which resulted in a workforce reduction due to the related exit activities (See Note 6 to the Consolidated Financial Statements). We completed the closure of our China assembly and test plant in August 2009 and our Texas wafer fabrication facility in May 2010 (See Note 6 to the Consolidated Financial Statements).

In April 2010, we repaid in full the then outstanding balance of $203.1 million on our unsecured term loan. Subsequent to the fiscal year end, we repaid in full the $250 million principal amount of senior floating rate notes that became due in June 2010. We also issued $250 million principal amount of senior unsecured notes in a public offering in April 2010. We used part of the proceeds from this offering to repay our unsecured term loan prior to its original maturity of June 2012 and we ended fiscal 2010 with a cash balance of $1.0 billion.

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

Other product offerings that are not analog or mixed-signal include microcontrollers and embedded BluetoothTM solutions that collectively serve a wide variety of applications in the wireless, personal computer, industrial, automotive, consumer and communication markets. These products represent our older products that we no longer invest research and development effort in.

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

With our leadership in innovative packaging and analog process technology, we can address growth opportunities that depend upon the critical elements of efficiency, physical size and performance. We directly service top-tier OEMs in a number of markets, and we reach a broader range of customers through our franchised distributors.

Corporate Organization

Our product line operations are organized under one group called the Product Group. Within this group are all of our various product line business units. Many of our products are part of our PowerWise® portfolio of products, which are parts that are deemed to be highly energy efficient relative to the function they are performing.

In addition to our Product Group, our corporate organization in fiscal 2010 included the Worldwide Marketing and Sales Group, Key Market Segments Group, the Technology Development Group and the Manufacturing Operations Group.

Product Group

The Product Group is organized by various product line business units that include custom solutions, high speed products, infrastructure power, mobile devices power, performance power products and precision signal path business units. During fiscal 2010, our former advanced power business unit was merged into the infrastructure power business unit.

We have three different business units that address the power management area: infrastructure power, mobile devices power and performance power products. Power management refers to the conversion and management of power consumption in electronic systems. Integrated circuits such as digital processors, analog-to-digital converters and light emitting diodes each require different power sources to operate efficiently. Power management integrated circuits convert and regulate voltages to ensure that electronic systems operate properly. Our high-performance power management portfolio provides valuable solutions to our customers to solve design problems in space and energy-constrained applications from feature-rich portable devices to large line-powered systems.

The three business units that address power management design, develop and manufacture a wide range of products including:

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

There are also two business units that address the signal path area: precision signal path and high speed products.  Signal path refers to the analog technology that is applied to the path that information or data travels along from the point where it enters the electronic equipment and is conditioned, converted and processed to the point where it is sent out. Our signal path products provide a vital technology link that allows the user to connect to digital information and are used to enable and enrich the user experience of sight and sound from many electronic applications. In addition to providing the real-world interfaces, signal path products are used extensively in signal conditioning, signal conversion (from analog-to-digital and vice versa) and high-speed signal interfacing applications.

            The two business units that focus on signal path design, develop and manufacture a wide range of products including:

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

The high speed products business unit also includes Hi-Rel products that supply integrated circuits to the high reliability market, which includes avionics, defense and aerospace customers.

There is also a custom solutions business unit within the Product Group, which supplies user-designed application-specific products in the form of standard cells, gate arrays and full custom devices.  This business unit also supplies key telecommunications components for analog and digital line cards, as well as 8-bit and 16-bit microcontrollers. Although this business unit supplies these products, it no longer develops new products.

The Product Group organization is also responsible for technology infrastructure which provides a range of process libraries, product cores and software, and the selection and support of computer aided design tools used in the design, layout and simulation of our products.

Worldwide Marketing and Sales Group, Key Market Segments Group, Technology Research Group and Manufacturing Operations Group

The Worldwide Marketing and Sales Group is our global sales and marketing organization organized around the four major regions of the world where we operate. We define our four major regions as the Americas, Asia Pacific (which excludes Japan), Europe and Japan. Reference to these regions elsewhere in this document is based on this definition.

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

The Technology Research Group is a centralized worldwide organization primarily responsible for advanced process development.

The Manufacturing Operations Group is a centralized worldwide organization that manages all production, including outsourced manufacturing, global logistics, and is responsible for quality assurance, purchasing and supply chain management. The Manufacturing Operations Group is also responsible for incremental process development and packaging technology.

Segment Financial Information and Geographic Information

Under the criteria defined by generally accepted accounting principles (GAAP), Analog is our only reportable segment for fiscal 2010. The remaining business units that are not included in the Analog reportable segment are grouped as “All Others.”

Our business is dependent on the success of our Analog segment, which represented approximately 94 percent of our sales in fiscal 2010. Consequently, the Analog segment faces the same risks as those for the company as a whole, including risks attendant to our foreign operations. For a more complete discussion of those risks, see the discussion that appears in Part I, “Item 1A. Risk Factors,” of this Form 10-K.

For further financial information on the Analog reportable segment, as well as geographic information, refer to the information contained in Note 16, “Segment and Geographic Information,” in the Notes to the Consolidated Financial Statements included in Item 8.

Marketing and Sales

We market our products globally to OEMs and original design manufacturers (ODMs) through a direct sales force. Some of our major OEMs include:

•	Apple	•	Nokia	•	Robert Bosch
•	Continental	•	Nokia Siemens Network	•	Samsung
•	LG Electronics	•	Novero	•	Siemens
•	L.M. Ericsson	•	Panasonic	•	Sony Ericsson Mobile Communications
•	Motorola	•	Research in Motion Ltd	•	Triquint

It is common in the technology industry for OEMs to use contract manufacturers to build their products and ODMs to design and build products. As a result, our design wins with major OEMs, particularly in the computing and cellular phone markets, can ultimately result in sales to a third party contract manufacturer or ODM.

In addition to our direct sales force, we use distributors in our four geographic business regions, and approximately 64 percent of our fiscal 2010 net sales were made to distributors, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. In line with industry practices, we generally credit distributors for the effect of price reductions on their inventory of our products and, under specific conditions, we repurchase products that we have discontinued. Distributors do not have the right to return product except under customary warranty provisions. The programs we offer to our distributors include the following:

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

Customers

Our top ten customers combined represented approximately 58 percent of total accounts receivable at May 30, 2010 and approximately 60 percent at May 31, 2009.

Net sales to major customers as a percentage of total net sales were as follows:

	2010	2009	2008

Distributor:
Avnet	17%	15%	15%
Arrow	15%	13%	12%

OEM:
Nokia	*	*	11%

  * less than 10%

Although we do not have any other customers with sales greater than 10 percent, we do have several other large customers that manufacture and market wireless handsets and other electronic products. All of these customers typically purchase a range of different products from us. If any one of these customers were to cease purchasing products from us within a very short timeframe, such as within one quarter, it could have a negative impact on our financial results for that period.

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

Seasonality

We are affected by the seasonal trends in the semiconductor and related industries. We typically experience sequentially lower sales in our first and third fiscal quarters, primarily due to customer vacation and holiday schedules. Sales usually reach a seasonal peak in our fourth fiscal quarter. This seasonal trend did not occur during fiscal 2010 as the global economy has slowly begun to recover from the significant deterioration that was experienced during our fiscal 2009. As a result of this improvement, sales in our first quarter of fiscal 2010 were up 12 percent over sales in the preceding fourth quarter of fiscal 2009 and sales in our third quarter of fiscal 2010 were up 5 percent over sales in the preceding second quarter of fiscal 2010. Consistent with our previous experience, our sales peaked in the fourth quarter of fiscal 2010.

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

Our product line business units are supported by our global manufacturing infrastructure. We have developed a number of proprietary manufacturing processes and packaging technologies to support our broad portfolio of analog products. In March 2009, we announced the closure of our wafer fabrication facility in Texas and our assembly and test plant in China. Production activity in these two facilities ceased by the end of fiscal 2010 and their production volume was consolidated into our remaining manufacturing facilities in Maine, Scotland and Malaysia. Substantially all of our products are manufactured in our two wafer fabrication facilities in Maine and Scotland, and our assembly and test facility in Malaysia. However, at times and as needed, we outsource certain manufacturing functions to address capacity, capability or other economic issues.

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

Research and Development

Our research and development efforts consist of research in metallurgical, electro-mechanical and solid-state sciences, manufacturing process development and product design. Total research and development expenses were $272.7 million for fiscal 2010, or 19 percent of net sales, compared to $306.0 million for fiscal 2009, or 21 percent of net sales, and $363.0 million for fiscal 2008, or 19 percent of net sales.

The decrease in research and development expenses in fiscal 2010 compared to fiscal 2009 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense included in R&D expense for fiscal 2010 was $17.8 million compared to $24.3 million in fiscal 2009. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

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

Employees

At May 30, 2010, we employed approximately 5,800 people of whom approximately 2,400 were employed in the United States, 500 in Europe, 2,700 in Southeast Asia, 100 in China and 100 in other areas. We believe that our future success depends fundamentally on our ability to recruit and retain skilled technical and professional personnel. Our employees in the United States are not covered by collective bargaining agreements. We consider our employee relations worldwide to be favorable.

Competition

Competition in the semiconductor industry is intense. With our focus on high-value analog, our major competitors include Analog Devices, Intersil Corporation, Linear Technology, Maxim Integrated Products and Texas Instruments. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products and markets. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

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

As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. During fiscal 2009, we experienced a significant reduction in order rates due to the weak global economy. While near-term market conditions in fiscal 2010 have shown some improvement, it is not clear that this improvement will continue. It is possible that current conditions could remain or worsen.

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

Competition in the semiconductor industry is intense. Our major competitors include Analog Devices, Intersil Corporation, Linear Technology, Maxim Integrated Products and Texas Instruments. In some cases, we may also compete with our customers. Competition is based on design and quality of products, product performance, price and service, with the relative importance of these factors varying among products, markets and customers. We cannot assure you that we will be able to compete successfully in the future against existing or new competitors or that our operating results will not be adversely affected by increased competition.

RISK FACTORS RELATING TO INTERNATIONAL OPERATIONS

We operate in the global marketplace and face risks associated with worldwide operations.

During fiscal 2010, approximately 76 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland and Malaysia. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with legal and regulatory requirements, trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

Global disruptions and events could adversely affect our financial performance and operating results.

Terrorist activities worldwide and hostilities in and between nation states, including the continuing hostilities and violence in Iraq and Afghanistan and the threat of future hostilities involving the United States and other countries, may cause uncertainty and instability in the overall state of the global economy or in the industries in which we operate. We have no assurance that the consequences from these events will not disrupt our operations in either the United States or other regions of the world. Significant destabilization of relations between the United States and other countries where we operate or between the countries where we operate and other countries could result in restrictions and prohibitions in the countries where we operate. Continued increases in oil prices, as well as spreading subprime mortgage failures, could also affect our operations. Pandemic illnesses that spread globally and/or substantial natural disasters, as well as geopolitical events, may also affect our future costs, operating capabilities and revenues.

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

RISK FACTORS RELATING TO SALES AND OPERATIONS

Our increased focus on revenue growth could adversely impact margins over time.

Our current priority is to grow revenues at a rate greater than the rate of growth we have achieved in recent fiscal years. During those recent fiscal years our rate of revenue growth was consistently below that of our competitors, as we directed more of our efforts on maintaining and increasing our profit margins.  By focusing on our relationship with our customers and delivering exceptional value to our customers we hope to increase sales while retaining our overall profitability.  It is possible, however, that elevating our priority on increasing sales could come at the expense of gross margin. If a decrease in gross margin is not offset by sufficient increased revenue it would adversely affect our overall profitability.

Our performance depends on the availability and cost of raw materials, utilities, critical manufacturing equipment and third-party manufacturing services.

Our manufacturing processes and critical manufacturing equipment require that certain key raw materials and utilities be available. Limited or delayed access to or increases in the cost of these items, or the inability to implement new manufacturing technologies or install manufacturing equipment on a timely basis, could adversely affect our results of operations. We subcontract a portion of our wafer fabrication and assembly and testing of our integrated circuits. We depend on a limited number of third parties, most of whom are located outside of the United States, to perform these subcontracted functions. We do not have long-term contracts with all of these third parties. Reliance on these third parties involves risks, including possible shortages of capacity in periods of high demand. We have had difficulties in the past with supplies and subcontractors and could experience them in the future, including as a result of weak global economic conditions.

A substantial portion of our sales are made to distributors and the termination of an agreement with one or more distributors could result in a negative impact on our business.

In fiscal 2010, our distributors accounted for approximately 64 percent of our sales, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. Two of our distributors together accounted for 32 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties could reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

Our profit margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory, and shifts in our product mix or strategy. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed, including costs associated with depreciation expense. In general, these costs do not decline with reductions in customer demand or utilization of our manufacturing capacity or increase as volume increases. Failure to maintain utilization rates of our manufacturing facilities or maintain the fixed costs associated with these facilities at current levels will result in higher average unit costs and lower gross margins.

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

We may incur losses in connection with the sale of, or we may be unable to sell, our manufacturing facilities in China and Texas.

In March 2009, we announced the eventual closure of our wafer fabrication facility in Texas and our assembly and test plant in China. We have since ceased production activity in these two facilities. We are actively engaged in locating buyers to purchase each of these manufacturing facilities and the machinery and equipment located in these facilities. In selling these properties, we are faced with the inherent volatility in the industrial real estate market, which is a function of the supply and demand for industrial properties in the micro-markets where our facilities are located. Although we believe we will be able to sell these facilities in the next fiscal year, it may take longer than we currently expect. If we must incur additional costs to maintain the facilities over a longer time frame than we currently expect, if we are forced to accept a lower price than we originally estimated, or if we are unable to locate a buyer for either or both of these facilities, our operating results will be negatively affected.

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

We rely on patents, trade secrets, trademarks, mask works and copyrights to protect our products and technologies, and have a program to file applications for and obtain patents, trademarks, mask works and copyrights in the United States and in selected foreign countries where we believe filing for such protection is appropriate. Effective patent, trademark, copyright and trade secret protection may be unavailable, limited or not applied for by us in some countries. Some of our products and technologies are not covered by any patent or patent application. In addition, we cannot assure you that:

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

The protection of our intellectual property is essential in preventing unauthorized third parties from copying or otherwise obtaining and using our technologies. Despite our efforts, we cannot assure you that we will be able to adequately prevent misappropriation or improper use of our protected technologies.

We may be subject to information technology system failures, network disruptions and breaches in data security.

Information technology system failures, network disruptions and breaches of data security could disrupt our operations by causing delays or cancellation of customer orders, impeding the manufacture or shipment of products, preventing the processing of transactions and reporting of financial results. They could also result in the unintentional disclosure of confidential information about the company or with respect to our customers and employees. While management has taken steps to address these concerns by implementing sophisticated network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our financial condition and operating results.

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

Our total liabilities at the end of fiscal 2010 were $1.8 billion. Of total liabilities, $1.0 billion was debt incurred in connection with the accelerated stock repurchase program announced in June 2007 when we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay the indebtedness under the bridge credit facility. We have since repaid in full the outstanding principal on the bank loan prior to its original maturity of June 2012. Subsequent to the fiscal year end, we also repaid in full our senior floating rate notes with an aggregate principal amount of $250 million due in June 2010. We issued $250 million principal amount of senior unsecured notes through a public offering in April 2010. Our long-term debt will have important effects on our future operations, including, without limitation:

•	we will have additional cash requirements in order to support the payment of principal and interest on our outstanding indebtedness;
•	increases in our outstanding indebtedness and leverage may increase our vulnerability to adverse changes in general economic and industry conditions, as well as to competitive pressure;
•	our ability to obtain additional financing for working capital, capital expenditures, general corporate and other purposes may be limited; and
•	our flexibility in planning for, or reacting to, changes in our business and our industry may be limited.

Our ability to make payments of principal and interest on our indebtedness depends upon our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our consolidated operations, many of which are beyond our control. In addition, under our multicurrency credit agreement with a bank, we are required to comply with certain restrictive covenants, conditions, and default provisions that require the maintenance of certain financial ratios. If we are unable to generate sufficient cash flow from operations in the future to service our debt or maintain compliance with the financial covenants of our multicurrency credit agreement due to current economic conditions or otherwise, we may take certain actions which require us to, among other things:

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

Any changes in prevailing interest rates will have an immediate effect on us because we have entered into an interest rate swap arrangement that effectively converts the fixed rate of interest on our $250 million aggregate principal amount of 3.95 percent senior unsecured notes due April 2015 to a floating rate. Any increased interest expense associated with increases in interest rates will adversely affect our cash flow and our ability to service our debt. As a protection against rising interest rates, we may enter into other agreements such as interest rate swaps, caps, floors and other interest rate exchange contracts. However, our existing or any additional agreements may fail to protect or could adversely affect us because, among other things, the other parties to such agreements may fail to perform, or the terms of the agreements may turn out to be unfavorable to us depending on rate movements.

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

We were granted a tax holiday by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010. Such tax holiday is contingent upon meeting certain minimum requirements either on an annual basis or over specified periods of time ranging from 5 to 7 years. These requirements relate to capital expenditures levels, statutory revenue realization and the maintenance of a skilled workforce in Malaysia. If we are unable to meet these requirements, our income in Malaysia would be subject to taxation by the Malaysian government and this would result in increasing our effective tax rate.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct manufacturing, as well as certain research and development activities, at our wafer fabrication facilities located in South Portland, Maine and Greenock, Scotland. Production activity in our Texas wafer fabrication facility decreased during fiscal 2010 as we consolidated its production volume into our remaining manufacturing facilities in Maine and Scotland. By the end of the fiscal year, we closed the manufacturing operations in Texas. Wafer fabrication capacity utilization (based on wafer starts) was 51 percent for fiscal 2010 compared to 53 percent for fiscal 2009. Our assembly and test functions are performed primarily in our manufacturing facility located in Melaka, Malaysia.

Our principal administrative and research facilities are located in Santa Clara, California. Our regional headquarters for Worldwide Marketing and Sales are located in Santa Clara, California; Munich, Germany; Tokyo, Japan; and Kowloon, Hong Kong. We maintain local sales offices and sales service centers in various locations and countries throughout our four business regions. We also operate small research facilities in various locations in the U.S., including:

•	Federal Way, Washington	•	Norcross, Georgia
•	Fort Collins, Colorado	•	Phoenix, Arizona
•	Grass Valley, California	•	Salem, New Hampshire
•	Indianapolis, Indiana	•	South Portland, Maine
•	Longmont, Colorado	•	Tucson, Arizona

Design facilities are also operated at overseas locations including China, Estonia, Finland, Germany, India, Italy, Japan, Malaysia, the Netherlands, Taiwan and the United Kingdom. We own our manufacturing facilities and our corporate headquarters. In general, we lease most of our research facilities and our sales and administrative offices. As described in the business section under Item 1 of this Form 10-K, our manufacturing operations are centralized and shared among our product line business units, and no individual facility is dedicated to a specific operating segment.

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

Tax Matters

Our federal tax returns for fiscal 2007 through 2009 are currently under examination by the IRS. In addition, the IRS will audit our amended federal tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. Internationally, tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

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

Other

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the ‘919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. The inter partes proceeding is ongoing. On June 8, 2010, eTool filed its second amended complaint removing the infringement allegations against our SOLUTIONS online tool. We answered eTool’s second amended complaint on June 25, 2010. We intend to contest the case through all available means.

ITEM 4. [REMOVED AND RESERVED]

EXECUTIVE OFFICERS OF THE REGISTRANT
Fiscal Year 2010

Name	Title, Fiscal Year 2010	Age
Brian L. Halla (1)	Chairman (retired May 30, 2010)	63
Donald Macleod (2)	Chairman, President and Chief Executive Officer (effective May 31, 2010)	61
Lewis Chew (3)	Senior Vice President, Finance and Chief Financial Officer	47
Todd M. DuChene (4)	Senior Vice President, General Counsel and Secretary	46
Detlev J. Kunz (5)	Senior Vice President, Product Group	59
Chue Siak “C.S.” Liu (6)	Senior Vice President, Worldwide Manufacturing	58
Suneil V. Parulekar (7)	Senior Vice President, Worldwide Marketing and Sales	62
Michael Polacek (8)	Senior Vice President, Key Market Segments and Business Development	46
Jamie E. Samath (9)*	Vice President and Corporate Controller	39
Edward J. Sweeney (10)	Senior Vice President, Human Resources	53
Visamohan “Mohan” Yegnashankaran (11)	Senior Vice President, Worldwide Technology Development	64

Except as otherwise noted, all information is current as of May 30, 2010, the last day of the 2010 fiscal year.
* Mr. Samath was named Vice President and Corporate Controller on May 31, 2010.

Business Experience

(1)
Mr. Halla was Chairman of the Board and Chief Executive Officer from May 1996 until his retirement as Chief Executive Officer on November 30, 2009 and as Chairman on May 30, 2010. Mr. Halla is no longer employed with National. Prior to that, Mr. Halla had held positions at LSI Corporation as Executive Vice President, LSI Logic Products; Senior Vice President and General Manager, Microprocessor/DSP Products Group; and Vice President and General Manager, Microprocessor Products Group.

(2)
Mr. Macleod is currently Chairman, President and Chief Executive Officer of National. Mr. Macleod served as President and Chief Operating Officer from June 2005 until he was named President and Chief Executive Officer in November 2009. Mr. Macleod also became National’s Chairman on May 31, 2010. Mr. Macleod was Chief Operating Officer from April 2001 to June 2005. From February 1978 to April 2001, Mr. Macleod held positions as Executive Vice President, Finance and Chief Financial Officer; Senior Vice President, Finance and Chief Financial Officer; Vice President and General Manager, Volume Products—Europe and Director of Finance and Management Services—Europe.

(3)
Mr. Chew has been National’s Senior Vice President, Finance and Chief Financial Officer since June 2001.  Prior to that, Mr. Chew served as Vice President, Corporate Controller from December 1998 to April 2001.  Mr. Chew joined National in May 1997.

(4)
Mr. DuChene has been Senior Vice President, General Counsel and Secretary since he joined National in January 2008. Prior to joining National, Mr. DuChene was Executive Vice President, General Counsel and Secretary of Solectron Corporation, a global electronics manufacturing company, from 2005 to 2007 and as Senior Vice President, Corporate Development, Chief Legal Officer and Secretary of Fisher Scientific International Inc. from 1996 to 2005. Prior to that Mr. DuChene was Senior Vice President, General Counsel and Secretary of OfficeMax, Inc.

(5)
Mr. Kunz has been Senior Vice President, Product Group since October 2008.  Prior to that Mr. Kunz served as Senior Vice President, Power Management Group from May 2005 to October 2008; Senior Vice President, Worldwide Marketing and Sales from July 2001 to May 2005; and Vice President, Europe from January 2000 to July 2001.  Mr. Kunz began his career with National in July 1981.

(6)
Mr. Liu has been the Senior Vice President, Worldwide Manufacturing Operations since May 2005.  Prior to that time, Mr. Liu served as Vice President and Managing Director for National’s test and assembly facility in Melaka, Malaysia from August 1996 to May 2005.  Mr. Liu began his career at National in 1976.

(7)
Mr. Parulekar has been Senior Vice President, Worldwide Marketing and Sales since October 2008. From April 2001 to October 2008, Mr. Parulekar was Senior Vice President of the Analog Signal Path Group.  Prior to that, Mr. Parulekar served as Vice President of the Amplifier and Audio Products Group.  Mr. Parulekar began his career at National in January 1989.

(8)
Mr. Polacek has been Senior Vice President, Key Market Segments and Business Development since October 2008.  Prior to that, Mr. Polacek served as Vice President, Amplifiers Group from December 2006 to October 2008; Vice President, Audio Products from August 2004 to December 2006; Vice President, Imaging from August 2003 to August 2004; and Vice President, Information Appliances from March 1999 to August 2003.  Mr. Polacek joined National in June 1992.

(9)
Mr. Samath has been Vice President and Corporate Controller since May 31, 2010. From June 2005 to May 31, 2010, Mr. Samath was Corporate Controller. Prior to that Mr. Samath held the position of Director of Finance, Central Technology and Manufacturing Group, from May 2001 to June 2005. Mr. Samath began his career at National in February 1991.

(10)
Mr. Sweeney has been Senior Vice President, Worldwide Human Resources since May 2002.   Prior to that, Mr. Sweeney was Vice President, Human Resources for Vitria Technology from May 2000 to May 2002 and Vice President, Human Resources for Candescent Technologies, Inc. from August 1998 to May 2000.  Previously, from August 1994 to August 1998, Mr. Sweeney held positions with National as Vice President of Human Resources, Central Manufacturing Technology Group and Vice President of Human Resources, Analog Products Group.   Mr. Sweeney first began his career with National in 1983.

(11)
Mr. Yegnashankaran has been Senior Vice President, Technology Research since January 2010. From May 2005 to January 2010, Mr. Yegnashankaran was Senior Vice President, Worldwide Technology Development. Prior to that, from June 1996 to May 2005, Mr. Yegnashankaran served as Vice President, Worldwide Manufacturing Product Development/Engineering. Mr. Yegnashankaran joined National in June 1996.

Our executive officers serve at the pleasure of our Board of Directors. There is no family relationship among any of our directors and executive officers.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
ISSUER PURCHASES OF EQUITY SECURITIES

See information appearing in Note 13, Shareholders’ Equity; and Note 17, Financial Information by Quarter (Unaudited) in the Notes to the Consolidated Financial Statements included in Item 8 of this Form 10-K. Our common stock is traded on the New York Stock Exchange. During fiscal 2010, we paid total cash dividends of $75.7 million on our common stock, consisting of dividends of $0.08 per share of common stock paid in each of the quarters of the fiscal year. During fiscal 2009, we paid total cash dividends of $64.4 million on our common stock, consisting of dividends of $0.06 per share of common stock paid in each of the first two quarters of the fiscal year and dividends of $0.08 per share of common stock in each of the remaining two quarters of the fiscal year. Market price range data is based on the New York Stock Exchange Composite Tape. Market price per share at the close of business on July 9, 2010 was $14.13. At July 9, 2010, the number of record holders of our common stock was 4,845. For information on our equity compensation plans, see Item 12 of this Form 10-K.

During the past three fiscal years, we did not make any unregistered sales of our securities.

The following graph compares a $100 investment in National stock over the five year period from the beginning of fiscal 2005 through the end of fiscal 2010, with a similar investment in the Standard & Poor’s 500 Stock Index and Standard & Poor’s 500 Semiconductor Industry Index. It shows the cumulative total returns over this five year period, assuming reinvestment of dividends.

Comparison of Five Year Cumulative Total Return* Among National,
S&P 500 Index and S&P 500 Semiconductor Industry Index
	May 29, 2005	May 28, 2006	May 27, 2007	May 25, 2008	May 31, 2009	May 30, 2010

National Semiconductor Corp.	$100.00	$127.49	$130.57	$103.67	$71.57	$74.07
S&P 500 Index	100.00	108.84	131.30	121.55	83.42	100.93
S&P 500 Semiconductor Industry Index	100.00	91.13	99.46	96.83	66.48	90.73

*    Assumes $100 invested on 5/29/05 in stock or index, including reinvestment of dividends.

Issuer Purchases of Equity Securities
The following table summarizes purchases we made of our common stock during the fourth quarter of fiscal 2010:

Period	Total Number Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1 March 1, 2010 – March 28, 2010	4,828	$14.40	-	$ 127 million
Month # 2 March 29, 2010 – April 28, 2010	30,828	$15.21	-	$ 127 million
Month # 3 April 29, 2010 – May 30, 2010	4,038	$14.13	-	$ 127 million
Total	39,694		-

(1)  Includes 18,158 shares that were acquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 21,536 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in National stock in accordance with their instructions.

(2) During the fourth fiscal quarter, no purchases were made under the $500 million stock repurchase program announced in June 2007. As of May 30, 2010, $127 million of the $500 million stock repurchase program announced in June 2007 remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

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

FIVE-YEAR SELECTED FINANCIAL DATA
Years Ended (In Millions, Except Per Share Amounts and Employee Figures)	May 30, 2010	May 31, 2009	May 25, 2008	May 27, 2007	May 28, 2006

OPERATING RESULTS
Net sales	$1,419.4	$1,460.4	$1,885.9	$1,929.9	$2,158.1
Cost of sales	484.2	544.1	671.5	757.7	885.4
Gross margin	935.2	916.3	1,214.4	1,172.2	1,272.7
Operating expenses	609.4	733.1	705.3	682.5	607.2
Operating income	325.8	183.2	509.1	489.7	665.5
Interest (expense) income, net	(58.5)	(62.3)	(51.7)	38.9	31.8
Other non-operating (expense) income, net	1.3	(7.3)	(6.2)	2.0	(2.1)
Income before income taxes	268.6	113.6	451.2	530.6	695.2
Income tax expense	59.4	40.3	118.9	155.3	246.0
Net income	$209.2	$73.3	$332.3	$375.3	$449.2
EARNINGS PER SHARE
Net income:
Basic	$0.88	$0.32	$1.31	$1.17	$1.32
Diluted	$0.87	$0.31	$1.26	$1.12	$1.26
Weighted-average common and potential common shares outstanding:
Basic	236.4	229.1	252.8	319.5	339.8
Diluted	241.3	235.1	264.3	334.2	357.0
FINANCIAL POSITION AT YEAR-END
Working capital	$922.5	$811.6	$863.0	$991.5	$1,143.0
Total assets	$2,274.8	$1,963.3	$2,149.1	$2,246.8	$2,552.6
Long-term debt	$1,001.0	$1,227.4	$1,414.8	$20.6	$21.1
Total debt	$1,277.5	$1,289.9	$1,477.3	$20.6	$21.1
Shareholders’ equity	$425.9	$177.0	$196.9	$1,768.5	$1,967.6
OTHER DATA
Research and development	$272.7	$306.0	$363.0	$363.7	$326.6
Capital additions	$43.3	$83.7	$111.3	$106.6	$163.3
Cash dividends declared and paid	$75.7	$64.4	$50.6	$45.1	$34.2
Number of employees (in thousands)	5.8	5.8	7.3	7.6	8.5

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

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K for the year ended May 30, 2010.

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

•	consistently delivering competitive products with superior quality and supply chain execution to our customers, and
•	consistently delivering superior returns on invested capital to our shareholders.

 Approximately 94 percent of our net sales in fiscal 2010 came from Analog segment products. Beyond the general purpose analog categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. For more information on our business, see Part I, “Item 1. Business,” in this Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)	Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 64 percent of our semiconductor product sales were made to distributors in fiscal 2010, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. This compares to approximately 53 percent in fiscal 2009 and approximately 54 percent in fiscal 2008, which includes sales made through dairitens in Japan of approximately 8 percent in fiscal 2009 and 11 percent in fiscal 2008. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $19.6 million in fiscal 2010, $17.4 million in fiscal 2009 and $25.1 million in fiscal 2008.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.3 million in fiscal 2010, $2.6 million in fiscal 2009 and $1.6 million in fiscal 2008. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

We classify long-lived assets as assets held for sale when the criteria have been met, in accordance with ASC Topic 360, “Property, Plant, and Equipment.” Upon classification of an asset as held for sale, we cease depreciation of the asset and classify the asset in other current assets at the lower of its carrying value or fair value (less cost to sell). If an asset is held for sale as a result of a restructuring of operations, any write down to fair value (less cost to sell) is included as a restructuring expense in the consolidated statement of income. When we commit to a plan to abandon a long-lived asset before the end of its previously estimated useful life, we revise depreciation estimates to reflect the use of the asset over its shortened useful life. We review depreciation estimates periodically, including both estimated useful lives and estimated salvage values. These reviews may result in changes to historical depreciation rates, which are considered to be changes in accounting estimates and are accounted for on a prospective basis.
Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, "Segment Reporting."  The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of May 30, 2010 our reporting units containing goodwill include our high speed products, infrastructure power, mobile devices power, performance power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

Our forecast of expected future taxable income is based on historical taxable income and projections of future taxable income over the periods that the deferred tax assets are deductible. Changes in market conditions that differ materially from our current expectations and changes in future tax laws in the United States and international jurisdictions or changes in our tax structure may cause us to change our judgments of future taxable income. These changes, if any, may require us to adjust the existing tax valuation allowance higher or lower than the amount we currently have recorded and such an adjustment could have a material impact on the tax expense for the fiscal year.

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

We measure and record compensation expense for all share-based payment awards based on estimated fair values in accordance with ASC Topic 718, “Compensation-Stock Compensation.” We provide share-based awards to our employees, executive officers and directors through various equity compensation plans including our employee equity, stock option, stock purchase and restricted stock plans. The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model, and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The cash awards to be paid in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) is considered a share-based payment award and measured at fair value since the award is indexed to the price of our common stock. The fair value of these cash awards is measured each reporting period and is calculated using the Monte Carlo valuation method.

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

Under GAAP, we are required to estimate forfeitures at the date of grant. Our estimate of forfeitures is based on our historical activity, which we believe is indicative of expected forfeitures. In subsequent periods if the actual rate of forfeitures differs from our estimate, the forfeiture rates may be revised, as necessary. Changes in the estimated forfeiture rates can have a significant effect on share-based compensation expense since the effect of adjusting the rate is recognized in the period the forfeiture estimate is changed.

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

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the general purpose analog categories as defined by WSTS. In fiscal 2010, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing and supply chain competence.

Net sales were lower in fiscal 2010 compared to net sales in fiscal 2009 as we were negatively affected throughout the first half of fiscal 2010 by the significant slowdown in the global economy that affected calendar 2009. In contrast, our net sales in the second half of fiscal 2010 grew 33 percent over net sales in the second half of fiscal 2009 as the global economy slowly began to recover. Although factory utilization was slightly lower at 51 percent in fiscal 2010 compared to 53 percent in fiscal 2009 due to lower sales, we achieved a higher gross margin percentage compared to fiscal 2009. Although our performance in gross margin percentage is partly dependent on our sales mix of higher-value analog products, blended-average selling prices were fairly flat in fiscal 2010 compared to fiscal 2009. Lower inventory obsolescence and scrap rates combined with better manufacturing cost efficiencies that included the benefits from factory consolidation activities in fiscal 2010 were the primary contributors to higher gross margin percentage in fiscal 2010. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

In reviewing our performance, we consider several key financial measures. When reviewing our net sales performance, we look at sales growth rates (both absolute and relative to competitors), new order rates (including turns orders, which are orders received with delivery requested in the same quarter), blended-average selling prices, sales of new products and market share. We gauge our operating income performance based on gross margin trends, product mix, blended-average selling prices, factory utilization rates and operating expenses relative to sales. Our profitability and earnings per share increased sequentially in each of the quarters in fiscal 2010 and were higher for fiscal 2010 compared to fiscal 2009. We remain focused on growing our revenue and earnings per share over time while generating a consistently high return on invested capital by concentrating on operating income, working capital management, capital expenditures and cash management. We determine return on invested capital based on net operating income after tax divided by invested capital, which generally consists of total assets reduced by goodwill and non-interest bearing liabilities.

Stock repurchase activity is one element of our overall program to deliver a consistently high return on invested capital, which we believe improves shareholder value over time. During fiscal 2010, however, we did not repurchase shares of our common stock as we decided to preserve cash during the uncertain financial environment and also to pay down some of our long-term debt sooner than required. As of May 30, 2010, we had a balance of $127.4 million remaining available for future common stock repurchases under Board authorized programs.

We also continued with the dividend program in fiscal 2010, during which time we paid a total of $75.7 million in cash dividends. On June 10, 2010, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 12, 2010 to shareholders of record at the close of business on June 21, 2010. On July 12, 2010, in connection with a regularly scheduled meeting, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

The following table and discussion provide an overview of our operating results for fiscal 2010, 2009 and 2008:

Years Ended: (In Millions)	May 30, 2010	% Change		May 31, 2009	% Change		May 25, 2008

Net sales	$1,419.4	(2.8%	)	$1,460.4	(22.6%	)	$1,885.9

Operating income	$325.8			$183.2			$509.1
As a % of net sales	23.0%			12.5%			27.0%

Net income	$209.2			$73.3			$332.3
As a % of net sales	14.7%			5.0%			17.6%

Net income for fiscal 2010 includes a net charge of $20.1 million for severance and restructuring expenses, of which $1.7 million relates to exit activity associated with the realignment of certain product line business units and $21.5 million relates to the planned closures of our manufacturing facilities in Texas and China announced in March 2009.  These severance and restructuring expenses were partially offset by a $3.1 million reduction of accrued expenses related to prior actions (See Note 6 to the Consolidated Financial Statements). Net income also includes $0.4 million of other operating income (See Note 4 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Net income for fiscal 2009 included $143.9 million for severance and restructuring expenses related to the actions taken to reduce overall expenses in response to weak economic conditions and related business levels. Those actions included workforce reductions (in November 2008 and March 2009) and the planned closures of our manufacturing facilities in Texas and China announced in March 2009 (See Note 6 to the Consolidated Financial Statements). Net income also included a $2.9 million in-process R&D charge related to the acquisition of ActSolar, Inc. (See Note 7 to the Consolidated Financial Statements) and $2.7 million of other operating income (See Note 4 to the Consolidated Financial Statements). These charges and credits are all pre-tax amounts. Income tax expense for fiscal 2009 included incremental tax expense of $16.7 million related to the write down of foreign deferred tax assets that resulted from a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010. The effect of the write down of foreign deferred tax assets was partially offset by $15.0 million of tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold.

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

Share-based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $73.8 million in fiscal 2010, $70.9 million in fiscal 2009 and $89.7 million in fiscal 2008.  The overall increase in our share-based compensation expense in fiscal 2010 compared to fiscal 2009 was primarily due to higher expense related to the share-based awards for our executive officers, as the company underwent a transition of its Chief Executive Officer during fiscal 2010.  The overall decrease in our share-based compensation in fiscal 2009 compared to fiscal 2008 is primarily due to the drop off of higher compensation expense from stock options granted prior to fiscal 2007 that generally had higher computed fair values due mainly to the volatility component of the fair value computation. For further information and a description of our share-based compensation plans, see Note 1 and Note 14 to the Consolidated Financial Statements.

Net Sales

Years Ended: (In Millions)	May 30, 2010	% Change		May 31, 2009	% Change		May 25, 2008

Analog segment	$1,329.1	(0.4%	)	$1,334.9	(21.3%	)	$1,695.9
As a % of net sales	93.6%			91.4%			89.9%

All others	$90.3	(28.0%	)	$125.5	(33.9%	)	$190.0
As a % of net sales	6.4%			8.6%			10.1%
Total net sales	$1,419.4			$1,460.4			$1,885.9
	100%			100%			100%

The chart above and the following discussion are based on our reportable segments described in Note 16 to the Consolidated Financial Statements. The information for fiscal 2009 and 2008 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2010.

During the first quarter of fiscal 2010, the advanced power business unit was merged into the infrastructure power business unit. As a result, the Analog segment comprises five operating segments which include the high speed products, infrastructure power, mobile devices power, performance power products and precision signal path business units.

Analog segment sales were slightly lower in fiscal 2010 compared to fiscal 2009 due to lower overall demand from customers, particularly from customers in the wireless handset market, who were negatively affected by the downturn in the overall global economy throughout calendar 2009. Despite the effect of the economic downturn in fiscal 2010, analog sales in the second half of fiscal 2010 grew 35 percent over net sales in the second half of fiscal 2009 as the global economy slowly began to recover. Unit shipments in our Analog segment were just slightly down by 1 percent in fiscal 2010 compared to the volume shipped in fiscal 2009 due to higher unit shipments in the second half of fiscal 2010. Blended-average selling prices were essentially flat in fiscal 2010 compared to fiscal 2009.

For purposes of the following discussion, we have combined as one group the business units whose products are targeted for the power management market (infrastructure power, mobile devices power and performance power products). Although net sales from this group in fiscal 2010 compared to fiscal 2009 decreased by 3 percent, their net sales in the second half of fiscal 2010 were higher by 29 percent compared to the second half of fiscal 2009. Net sales from our high speed products and precision signal path business units in fiscal 2010 compared to fiscal 2009 increased by 5 percent and 1 percent, respectively. These increases in net sales for these business units were driven by the growth in their net sales in the second half of fiscal 2010 compared to the second half of fiscal 2009 which was higher by 44 percent and 40 percent, respectively.

For other operating business units included in “All Others,” the decrease in sales for fiscal 2010 compared to fiscal 2009 was primarily due to declining sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units include sales generated from foundry and contract service arrangements.

For fiscal 2010, net sales in our geographic regions increased by 7 percent in Japan and 2 percent in Europe while it decreased by 2 percent in the Americas and 7 percent in the Asia Pacific region compared to fiscal 2009. Regional sales as a percentage of total net sales in fiscal 2010 compared to fiscal 2009 increased to 24 percent in the Americas, 22 percent in Europe and 9 percent in Japan while it declined in the Asia Pacific region to 45 percent. The reported amount of net sales in U.S. dollars related to foreign currency-denominated sales in fiscal 2010 was favorably affected by foreign currency exchange rate fluctuations as the Japanese yen strengthened over the fiscal year against the dollar. Although the euro weakened over the fiscal year against the dollar, it did not have a material effect on foreign currency-denominated sales in fiscal 2010. The overall effect of currency exchange rate fluctuations on net sales reported in U.S. dollars was minimal since only 16 percent of our total net sales were denominated in foreign currency and we have hedging programs intended to minimize the effect of currency exchange rate fluctuations.

Analog segment sales were lower in fiscal 2009 compared to fiscal 2008 due to lower overall demand from customers who were negatively affected by the sharp downturn in the overall global economy. Weak industry conditions also caused a significant decline in new orders from our distributors, who service a number of customers across a broad range of industries and markets. Unit shipments in our Analog segment decreased 25 percent in fiscal 2009 compared to the volume shipped in fiscal 2008. Blended-average selling prices increased 5 percent in fiscal 2009 compared to fiscal 2008, which was driven mainly by improved sales mix from higher-value products.

Within the analog segment net sales from our power management business unit decreased by 21 percent in fiscal 2009 compared to fiscal 2008. Net sales from our high speed products and precision signal path business units in fiscal 2009 compared to fiscal 2008 decreased by 15 percent and 26 percent, respectively.

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

Gross Margin

Years Ended: (In Millions)	May 30, 2010	% Change		May 31, 2009	% Change		May 25, 2008

Net sales	$1,419.4	(2.8%	)	$1,460.4	(22.6%	)	$1,885.9
Cost of sales	484.2	(11.0%	)	544.1	(19.0%	)	671.5
Gross margin	$935.2			$916.3			$1,214.4
As a % of net sales	65.9%			62.7%			64.4%

Our gross margin percentage was higher in fiscal 2010 compared to fiscal 2009, primarily due to the favorable effects of cost control measures, including cost savings from the closures of our manufacturing facilities in both Texas and China where production activity was ceased during fiscal 2010. Although our blended-average analog selling prices were essentially flat compared to fiscal 2009, product mix within our portfolio of analog products continues to have a positive influence on our performance in gross margin percentage. Lower inventory obsolescence and scrap rates also affected our gross margin percentages favorably in fiscal 2010 compared to fiscal 2009. Wafer fabrication capacity utilization (based on wafer starts) was 51 percent in fiscal 2010 compared to 53 percent in fiscal 2009. Gross margin includes share-based compensation expense of $10.3 million in fiscal 2010 compared to $16.0 million in fiscal 2009.

Our gross margin percentage decreased in fiscal 2009 compared to fiscal 2008 due to a decline in factory utilization caused by significantly lower sales. The decrease in gross margin percentage was somewhat offset by a favorable effect from lower expenses resulting from cost control measures. Despite a lower gross margin percentage, improved product mix of higher-margin analog products continued to have a positive influence on our performance in gross margin percentage. As part of that product mix improvement, our blended-average analog selling prices in fiscal 2009 were higher compared to fiscal 2008. Wafer fabrication capacity utilization (based on wafer starts) was 67 percent in fiscal 2008. Share-based compensation expense included in gross margin was $20.1 million in fiscal 2008.

Research and Development

Years Ended: (In Millions)	May 30, 2010	% Change		May 31, 2009	% Change		May 25, 2008

Research and development	$272.7	(10.9%	)	$306.0	(15.7%	)	$363.0
As a % of net sales	19.2%			21.0%			19.2%

The decrease in research and development expenses in fiscal 2010 compared to fiscal 2009 primarily reflects cost savings associated with the cost reduction actions announced in fiscal 2009, including lower payroll and employee benefit expenses. Share-based compensation expense included in R&D expense for fiscal 2010 was $17.8 million compared to $24.3 million in fiscal 2009. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products, medical, and sensing and detection applications. Because of our focus on markets that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

The decrease in R&D expenses for fiscal 2009 compared to fiscal 2008 primarily reflects cost savings associated with the cost reduction actions announced in November 2008 and in fiscal 2008 combined with lower annual payroll and employee benefits expenses. Fiscal 2009 expenses also reflect savings from reduced discretionary spending in response to the weakening economic environment during the same time frame. Share-based compensation expense included in R&D expense was $27.3 million in fiscal 2008.

R&D expenses for fiscal 2009 exclude an in-process R&D charge of $2.9 million related to the acquisition of ActSolar, Inc. (See Note 7 to the Consolidated Financial Statements). The in-process R&D charge is included as a separate component of operating expenses in the consolidated statement of income for fiscal 2009.

Selling, General and Administrative

Years Ended: (In Millions)	May 30, 2010	% Change	May 31, 2009	% Change		May 25, 2008

Selling, general and administrative	$317.0	12.0%	$283.0	(10.3%	)	$315.5
As a % of net sales	22.3%		19.4%			16.7%

Selling, general and administrative expenses in fiscal 2010 include a charge of $5.3 million compared to fiscal 2009, which included a credit of $7.7 million.  This charge and credit represent changes in the liability associated with the employee deferred compensation plan due to changes in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income (Expense), Net.” Excluding these amounts, SG&A expenses for fiscal 2010 compared to fiscal 2009 increased by $21.0 million, or 7.2 percent. We believe that excluding the charges and credit relating to changes in the liability associated with the employee deferred compensation plan liability provides a better understanding of the changes in our SG&A expenses that are related to our core operating performance during the relevant fiscal years. SG&A expenses in fiscal 2010 compared to fiscal 2009 include higher employee benefit expenses and higher share-based compensation expenses related to executive officers, which are offset by cost savings associated with the cost reduction actions announced in fiscal 2009. Share-based compensation expense for fiscal 2010 included in SG&A expenses was $45.7 million compared to fiscal 2009, which was $30.6 million.

Although SG&A expenses were lower in fiscal 2009 compared to fiscal 2008, SG&A expenses include credits related to reductions in the liability associated with the employee deferred compensation plan due to a decline in the market value of the employees’ corresponding investment assets in the plan ($6.2 million in fiscal 2008). Excluding the effect from the reductions in this liability associated with the deferred compensation plan, the decrease is primarily due to lower share-based compensation expense and lower annual payroll and employee benefit expenses which were partially offset by higher legal expenses related to intellectual property matters. Share-based compensation expense included in SG&A expenses was $42.3 million in fiscal 2008.

Severance and Restructuring Expenses Related to Cost Reduction Programs

Our fiscal 2010 results include a net charge of $20.1 million for severance and restructuring expenses, of which $1.7 million relates to exit activity associated with the realignment of certain product line business units and $21.5 million relates to the planned closures of our manufacturing facilities in Texas and China announced in March 2009. These severance and restructuring expenses were partially offset by a $3.1 million reduction of accrued expenses related to prior actions. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

Our fiscal 2009 results included a net charge of $143.9 million for severance and restructuring expenses. Of this amount, we recorded a charge of $117.3 million related to the actions announced in March 2009 when we eliminated approximately 850 positions worldwide. In addition, we planned to further reduce headcount by approximately 875 over the next 12-18 months through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. This charge included severance costs of $59.7 million, asset impairment charges of $54.3 million and other exit-related costs of $3.3 million associated with closure and transfer activities. In November 2008, we announced a global workforce reduction that eliminated approximately 330 positions. We also closed two design centers located in the United States. As a result of this action, we recorded severance and restructuring expenses of $26.4 million in fiscal 2009, which includes severance costs of $25.5 million, other exit-related costs of $0.1 million and $0.8 million for the impairment of abandoned equipment. In addition to the actions described above, we recorded a net charge of $0.3 million related to the workforce reduction and manufacturing restructure announced in fiscal 2008. This amount includes a $2.2 million charge for other exit-related costs that was partially offset by a recovery of $1.9 million. For a more complete discussion of these actions and related charges, see Note 6 to the Consolidated Financial Statements.

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

Charge for Acquired In-Process Research and Development

In connection with the acquisition of ActSolar, Inc. in fiscal 2009, we allocated $2.9 million of the total purchase price to the value of in-process R&D. This amount was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed for the technology. See Note 7 to the Consolidated Financial Statements for a more complete discussion of the acquisition.

Interest Income

Years Ended: (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008

Interest income	$1.8	$10.4	$33.8

The decrease in interest income in fiscal 2010, 2009 and 2008 is due to lower interest rates in each of those fiscal years.

Interest Expense

Years Ended: (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008

Interest expense	$60.3	$72.7	$85.5

The decrease in interest expense in fiscal 2010, 2009 and fiscal 2008 is due to lower interest rates related to our debt that has floating interest rates and a lower overall debt balance.

Other Non-Operating Income (Expense), Net

Years Ended: (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008

Gain (loss) on investments	$5.6	$(7.3)	$(6.0)
Loss on extinguishment of debt	(2.1)	-	-
Net loss on derivative instruments in fair value hedge	(2.2)	-	-
Charitable contribution	-	-	(0.2)
Total other non-operating income (expense), net	$1.3	$(7.3)	$(6.2)

A primary component of other non-operating income (expense), net is derived from activities or market value fluctuations related to investment assets. The gain on investments in fiscal 2010 reflects an increase in the market value of the investment assets held in a trust for the employee deferred compensation plan while the losses in fiscal 2009 and 2008 reflected a decline in its market value. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the same period include the related charge or credit pertaining to the corresponding liability. The gain on investments in fiscal 2010 also includes a $0.3 million gain from the liquidation of a non-marketable investment we previously held. The loss on investments in fiscal 2009 and 2008 included gains of $0.4 million and $0.2 million, respectively, from non-marketable investments that were not associated with the deferred compensation plan. The loss on derivative instruments is a result of our swap agreement for the April 2010 $250 million debt issuance (See Note 3 to the Consolidated Financial Statements).

Income Tax Expense
Years Ended: (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008

Income tax expense	$59.4	$40.3	$118.9
Effective tax rate	22.1%	35.5%	26.4%

The effective tax rate was lower in fiscal 2010 compared to fiscal 2009 due to a tax benefit of $7.4 million primarily arising from the repatriation of previously unremitted Japanese earnings. In addition, a portion of our earnings comes from our Malaysian subsidiary and is not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010.

The effective tax rate was higher for fiscal 2009 compared to fiscal 2008, primarily due to the write down of foreign deferred tax assets that resulted from the tax holiday granted by the Malaysian government described above. The effect of the write down of foreign deferred tax assets was partially offset by the tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold (See Note 11 to the Consolidated Financial Statements).

We adopted standards that changed the accounting for uncertain tax positions in accordance with ASC Topic 740, “Income Taxes” at the beginning of fiscal 2008. The cumulative effect of the change in accounting for uncertain tax positions was a $37.1 million increase to retained earnings at the beginning of fiscal 2008. Historically, we had classified unrecognized tax benefits as current income taxes payable. Under the new guidance, we now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year. Any prospective adjustments to our unrecognized tax benefits will be recorded as an increase or decrease to income tax expense and cause a corresponding change to our effective tax rate.

Our ability to realize the net deferred tax assets ($315.8 million at May 30, 2010) is primarily dependent on our ability to generate future U.S. taxable income. We believe it is more likely than not that we will generate sufficient taxable income to utilize these tax assets. Our ability to utilize these tax assets is dependent on future results and it is therefore possible that we will be unable to ultimately realize some portion or all of the benefits of these recognized deferred tax assets. This could result in additions to the deferred tax asset valuation allowance and an increase to tax expense.

Foreign Operations

Our foreign operations include manufacturing facilities in the Asia Pacific region and Europe and sales offices throughout the Asia Pacific region, Europe and Japan. A portion of the transactions at these facilities is denominated in local currency, which exposes us to risk from exchange rate fluctuations. Our exposure from expenses at foreign manufacturing facilities during fiscal 2010 was concentrated in U.K. pound sterling, Malaysian ringgit and Chinese RMB. Where practical, we hedge net non-U.S. dollar denominated asset and liability positions using forward exchange and purchased option contracts. Our exposure from foreign currency denominated revenue is limited to the Japanese yen and the euro. We hedge up to 100 percent of the notional value of outstanding customer orders denominated in foreign currency using forward exchange contracts and over-the-counter foreign currency options. A portion of anticipated foreign sales commitments is at times hedged using purchased option contracts that have an original maturity of one year or less.

Financial Market Risks

We are exposed to financial market risks, including changes in interest rates and foreign currency exchange rates. To mitigate these risks, we use derivative financial instruments. We do not use derivative financial instruments for speculative or trading purposes.

Although there has been continued deterioration and instability in the financial markets, the credit quality of our investment portfolio (classified as cash and cash equivalents) remains very high. Our investment portfolio is mainly comprised of debt instruments that are with A/A2 or better rated issuers, of which the majority is rated AA-/Aa2 or better. We limit our exposure to any one counterparty by diversifying our investments and continually evaluating each counterparty’s relative credit standing. As of May 30, 2010, the total credit exposure from most single counterparties did not exceed $40 million with the exception of AAA rated government-backed bonds and deposits. Our debt instruments also have very short average maturities that are generally less than a month, and we have not encountered any delays or disruption in their redemptions or maturities nor have we experienced any losses in connection with our cash investments.

Although the $250 million principal amount of senior unsecured notes we issued in a public offering in April 2010 bear interest at a fixed rate, we entered into an interest rate swap agreement that effectively converts the fixed rate of the debt to a floating rate. As a result, an increase in the reference interest rate increases our interest expense and similarly, a decrease in the reference interest rate decreases our interest expense. At our current debt levels, a change in the London Interbank Offered Rate, or LIBOR, of one percentage point would result in a corresponding change in our interest expense of up to $2.5 million annually. Decreases in interest expense would be offset by decreases in interest income earned from our large cash portfolio. Similarly, if interest rates were to increase, it is likely that both our interest expense and our interest income on cash would increase. We repaid in full the $250 million principal amount of senior floating rate notes that became due in June 2010 subsequent to the fiscal year end. The remainder of our long-term debt totaling approximately $1 billion has fixed interest rates and is not affected by changes in interest rates.

A substantial majority of our revenue and capital spending is transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the Japanese yen, pound sterling, euro and various other Asian currencies. To protect against reductions in value and the volatility of future cash flows caused by changes in foreign exchange rates, we have established programs to hedge our exposure to these changes in foreign currency exchange rates. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. An adverse change (defined as 15 percent in all currencies) in exchange rates would result in a decline in income before taxes of less than $15 million. This calculation assumes that each exchange rate would change in the same direction relative to the U.S. dollar. In addition to the direct effects of changes in exchange rates, these changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive. Our sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices. All of these potential changes are based on sensitivity analyses performed as of May 30, 2010.

Liquidity and Capital Resources

Years Ended: (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008

Net cash provided by operating activities	$402.9	$360.8	$644.3
Net cash used in investing activities	(41.7)	(81.7)	(102.0)
Net cash used in financing activities	(34.5)	(315.6)	(634.1)
Net change in cash and cash equivalents	$326.7	$(36.5)	$(91.8)

The primary factors contributing to the changes in cash and cash equivalents in fiscal 2010, 2009 and 2008 are described below:

 In fiscal 2010, cash from operating activities was positively affected by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital were from a decrease in inventory plus increases in accounts payable and accrued expenses, as well as other non-current liabilities. These positive changes were partially offset by the negative change in working capital from an increase in receivables and other current assets. In fiscal 2009, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with a positive effect from changes in working capital components. The positive changes in working capital were mainly attributable to decreases in receivables and inventories. These positive changes were partially offset by the negative change from decreases in accounts payable and accrued expenses, as well as the decrease in other non-current liabilities. In fiscal 2008, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense) and a positive effect from changes in working capital components. Changes in working capital that had a positive effect were attributable to an increase in accounts payable and accrued expenses and decreases in inventories and other assets, which were partially offset by a decrease in other non-current liabilities.

The primary use of cash for investing activities in fiscal 2010 was the purchase of property, plant and equipment of $43.3 million, mainly representing the purchase of machinery and equipment, combined with a net payment of $4.8 million associated with the acquisition of ERI.  The primary use of cash for investing activities in fiscal 2009 was the purchase of property, plant and equipment of $83.7 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in fiscal 2008 was the purchase of property, plant and equipment of $111.3 million, mainly representing the purchase of machinery and equipment, which was partially offset by proceeds from the sale of property, plant and equipment of $16.6 million.

The primary use of cash for financing activities in fiscal 2010 was for payments of $265.6 million of principal payments on the bank term loan, $75.7 million for cash dividends, and $6.3 million for software license obligations. This amount was partially offset by cash proceeds of $244.9 million (net of issuance costs and discount on principal) from our issuance of $250 million principal amount of senior unsecured notes in a public offering in April 2010 and $71.2 million from the issuance of common stock under employee benefit plans. The primary use of cash for financing activities in fiscal 2009 was for the repurchase of 6.2 million shares of our common stock in the open market for $128.4 million and payments of $187.6 million for principal payments on the unsecured bank term loan and $64.4 million for cash dividends. These amounts were partially offset by cash proceeds of $60.2 million from the issuance of common stock under employee benefits plans. The primary use of cash for financing activities in fiscal 2008 was for the repurchase of 85.9 million shares of our common stock for $2.1 billion, which included the delivery of 58.0 million shares of our common stock repurchased under the $1.5 billion accelerated share repurchase program. The remaining shares were repurchased in the open market. We also used cash for financing activities for the payments of $50.6 million for cash dividends, $46.8 million on the unsecured bank term loan and $14.6 million related to tax withholdings paid on behalf of employees for net share settlements. These amounts were partially offset by cash proceeds of $1.5 billion (net of issuance costs) that came from new debt, which included $1.0 billion unsecured senior notes issued in a public offering and a $500.0 million unsecured credit facility with a consortium of banks funded in fiscal 2008. Cash proceeds also included $103.7 million from the issuance of common stock under employee benefit plans. Financing activities in fiscal 2008 also include an additional $1.5 billion of cash received from the unsecured bridge credit facility that was used to finance the accelerated stock repurchase and an additional payment of $1.5 billion for its full repayment after completing the $1.0 billion unsecured senior note offering and the $500 million unsecured credit facility with a consortium of banks.

As described above we issued $250 million principal amount of senior unsecured notes in a public offering in April 2010. The unsecured notes bear interest at a fixed rate of 3.95 percent and are due in April 2015. Interest is payable semi-annually and the notes are redeemable by us at any time. In April 2010, we also repaid in full the remaining outstanding principal on our unsecured term loan with a consortium of banks prior to its original maturity of June 2012. The early repayment resulted in a cash outlay of $203.6 million and the recognition of a $2.1 million loss on extinguishment (see Note 10 to the Consolidated Financial Statements).

On June 10, 2010, our Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 12, 2010 to shareholders of record at the close of business on June 21, 2010. On July 12, 2010, in connection with a regularly scheduled meeting, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

       We anticipate that our fiscal 2011 capital expenditures will be higher than the fiscal 2010 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. By the end of fiscal 2010, we ceased production activity in both China and Texas. Activities associated with the closures of those manufacturing facilities are expected to continue through the end of calendar 2010, as well as activities related to the exit activity associated with the realignment of certain product line business units. In June 2010 after the end of our fiscal year, we repaid in full the $250.0 million principal amount of senior floating rate notes that became due June 2010. Our remaining debt as of May 30, 2010 includes our 6.15 percent fixed rate notes with an aggregate principal amount of $375 million due in June 2012, our 3.95 percent fixed rate notes with an aggregate principal of $250 million due in April 2015 and our 6.6 percent fixed rate notes with an aggregate principal amount of $375 million due in June 2017. We expect that existing cash and investment balances, together with existing lines of credit and cash generated by operations, will be sufficient to finance the capital investments currently planned for fiscal 2011 and payments related to the plant closures and product line business unit realignment. However, we cannot assure that if economic conditions were to substantially further deteriorate within the next year, we would have the appropriate financial resources to meet our business requirements.

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

The following table provides a summary of the effect on liquidity and cash flows from our contractual obligations as of May 30, 2010:

	Payments due by period:
(In Millions)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years

Contractual obligations:
Long-term debt	$1,277.5	$276.5	$375.0	$251.0	$375.0

Operating lease obligations:
Non-cancelable operating leases	35.5	15.0	12.8	5.7	2.0

Purchase obligations:
CAD software licensing agreements	7.4	7.4	-	-	-
Other software licensing agreements	1.3	1.3	-	-	-
Industrial gas contracts	6.0	0.5	1.0	1.0	3.5
Other purchase obligations	19.9	7.1	8.4	4.4	-
Total	$1,347.6	$307.8	$397.2	$262.1	$380.5

Commercial commitments: Standby letters of credit under bank multicurrency agreement	$3.4	$3.4	$-	$-	$-

In addition, as of May 30, 2010, capital purchase commitments were $15.5 million.

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

Recently Issued Accounting Pronouncements

In April, 2010, the FASB issued FASB Accounting Standards Update (ASU) No. 2010-17, “Revenue Recognition (Topic 605) - Milestone Method of Revenue Recognition - a consensus of the FASB Emerging Issues Task Force.” This ASU provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This ASU will be effective on a prospective basis for milestones achieved beginning in our second quarter of fiscal 2011. We do not expect the adoption of this ASU to have a significant effect to our consolidated financial statements.

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

Outlook

During fiscal 2010, we experienced improvement in our business as the global economy began to recover. New orders increased sequentially in each successive quarter of fiscal 2010. This led to sequential growth in net sales in each quarter of fiscal 2010.

In the fourth quarter of fiscal 2010, new orders increased by 12 percent over the preceding third quarter. This was driven primarily by our distributor channel, although new orders from our direct OEM customer base also increased sequentially. A portion of the improvement in total company new orders was attributable to better-than-expected turns orders, which represent orders received with delivery requested in the same quarter. This increase in turns orders came mainly from increasing levels of demand in the industrial markets, which are served through our distribution channel. As a result of the improvement in order activity, our opening backlog as we entered the first quarter of fiscal 2011 was higher than the level it was when we began the fourth quarter of fiscal 2010.

Considering all factors, including those described above, we provided guidance for net sales in the first quarter of fiscal 2011 to increase approximately 3 percent to 5 percent sequentially from the level achieved in the fourth quarter of fiscal 2010. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this projected level of sales. As a result of the higher net sales outlook, we anticipate that our wafer fabrication utilization will rise in the first quarter of fiscal 2011. Consequently, we anticipate that our gross margin percentage for the first quarter of fiscal 2011 will increase compared to the fourth quarter of fiscal 2010 depending on the sales level that we achieve. However, if there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED BALANCE SHEETS

	May 30,	May 31,
(In Millions, Except Share Amounts)	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$1,027.0	$700.3
Receivables, less allowances of $30.0 in 2010 and $18.7 in 2009	98.2	71.7
Inventories	118.6	134.6
Deferred tax assets	70.3	72.6
Other current assets	156.8	108.0
Total current assets	1,470.9	1,087.2
Property, plant and equipment, net	390.1	461.8
Goodwill	66.1	61.5
Deferred tax assets, net	245.5	251.5
Other assets	102.2	101.3
Total assets	$2,274.8	$1,963.3
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$276.5	$62.5
Accounts payable	49.8	40.3
Accrued expenses	204.5	144.6
Income taxes payable	17.6	28.2
Total current liabilities	548.4	275.6
Long-term debt	1,001.0	1,227.4
Long-term income taxes payable	175.3	162.6
Other non-current liabilities	124.2	120.7
Total liabilities	1,848.9	1,786.3
Commitments and contingencies
Shareholders’ equity:
Preferred stock of $0.50 par value. Authorized 1,000,000 shares.	-	-
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding 239,071,512 in 2010 and 232,605,355 in 2009	119.5	116.3
Additional paid-in-capital	188.3	67.6
Retained earnings	250.3	116.8
Accumulated other comprehensive loss	(132.2)	(123.7)
Total shareholders’ equity	425.9	177.0
Total liabilities and shareholders’ equity	$2,274.8	$1,963.3

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

Years Ended	May 30,	May 31,	May 25,
(In Millions, Except Per Share Amounts)	2010	2009	2008

Net sales	$1,419.4	$1,460.4	$1,885.9
Cost of sales	484.2	544.1	671.5
Gross margin	935.2	916.3	1,214.4

Research and development	272.7	306.0	363.0
Selling, general and administrative	317.0	283.0	315.5
Severance and restructuring expenses	20.1	143.9	27.2
In-process research and development charge	-	2.9	-
Other operating income, net	(0.4)	(2.7)	(0.4)
Operating expenses	609.4	733.1	705.3

Operating income	325.8	183.2	509.1
Interest income	1.8	10.4	33.8
Interest expense	(60.3)	(72.7)	(85.5)
Other non-operating income (expense), net	1.3	(7.3)	(6.2)
Income before income taxes	268.6	113.6	451.2
Income tax expense	59.4	40.3	118.9
Net income	$209.2	$73.3	$332.3

Earnings per share:
Basic	$0.88	$0.32	$1.31
Diluted	$0.87	$0.31	$1.26

Weighted-average common and potential common shares outstanding:
Basic	236.4	229.1	252.8
Diluted	241.3	235.1	264.3

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended	May 30,	May 31,	May 25,
(In Millions)	2010	2009	2008

Net income	$209.2	$73.3	$332.3

Other comprehensive (loss) income, net of tax:
Defined benefit pension plans:
Reclassification adjustment for the amortization of transition asset included in net periodic pension cost	(0.1)	(0.2)	(0.1)
Recognition of actuarial (loss) gain arising during the period	(8.3)	(36.5)	27.4
Plan settlement	-	-	(0.4)
Retirement health plan:
Recognition of prior service costs upon implementation of new plan		(0.2)	-
Recognition of actuarial loss arising during the period	(0.1)	-	-
Derivative instruments:
Unrealized gain on cash flow hedges	-	-	0.1
Other comprehensive (loss) income	(8.5)	(36.9)	27.0
Comprehensive income	$200.7	$36.4	$359.3

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(((In Millions, Except Per Share Amount)	Common Stock			Retained Earnings	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Additional Paid-In Capital
Balance at May 27, 2007	310.3	$155.1	$-	$1,727.2	$(113.8)	$1,768.5
Cumulative effect adjustment upon the adoption of new accounting
standards for uncertain income tax positions	-	-	-	37.1	-	37.1
Net income	-	-	-	332.3	-	332.3
Cash dividend declared and paid ($0.20 per share)	-	-	-	(50.6)	-	(50.6)
Issuance of common stock under option and purchase plans	7.6	3.9	99.8	-	-	103.7
Issuance of stock under Executive Officer Equity Plan	1.0	0.5	(0.5)	-	-	-
Cancellation of restricted stock	(0.4)	(0.2)	(14.4)	-	-	(14.6)
Share-based compensation cost	-	-	89.4	-	-	89.4
Tax benefit associated with stock options	-	-	27.6	-	-	27.6
Purchase and retirement of treasury stock	(85.9)	(43.0)	(201. 9)	(1,878.6)	-	(2,123.5)
Other comprehensive income	-	-	-	-	27.0	27.0
Balance at May 25, 2008	232.6	116.3	-	167.4	(86.8)	196.9
Effect upon the adoption of new accounting standards for change in
defined benefit plan measurement date, net of tax	-	-	-	(0.6)	-	(0.6)
Net income	-	-	-	73.3	-	73.3
Cash dividend declared and paid ($0.28 per share)	-	-	-	(64.4)	-	(64.4)
Issuance of common stock under option and purchase plans	6.2	3.1	59.1	-	-	62.2
Cancellation of restricted stock	-	-	(0.4)	-	-	(0.4)
Share-based compensation cost	-	-	67.2	-	-	67.2
Tax benefit associated with stock options	-	-	8.1	-	-	8.1
Purchase and retirement of treasury stock	(6.2)	(3.1)	(66.4)	(58.9)	-	(128.4)
Other comprehensive income	-	-	-	-	(36.9)	(36.9)
Balance at May 31, 2009	232.6	116.3	67.6	116.8	(123.7)	177.0
Net income	-	-	-	209.2	-	209.2
Cash dividend declared and paid ($0.32 per share)	-	-	-	(75.7)	-	(75.7)
Issuance of common stock under option and purchase plans	6.3	3.2	65.9	-	-	69.1
Issuance of stock under Executive Officer Equity Plan	0.3	0.1	(0.1)	-	-	-
Cancellation of restricted stock	(0.1)	(0.1)	(1.9)	-	-	(2.0)
Share-based compensation cost	-	-	64.9	-	-	64.9
Tax deficiency associated with stock options	-	-	(6.8)	-	-	(6.8)
Stock option exchange program	-	-	(1.3)	-	-	(1.3)
Other comprehensive income	-	-	-	-	(8.5)	(8.5)
Balance at May 30, 2010	239.1	$119.5	$188.3	$250.3	$(132.2)	$425.9

See accompanying Notes to Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended (In Millions)	May 30, 2010	May 31, 2009	May 25, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$209.2	$73.3	$332.3
Adjustments to reconcile net income with net cash
provided by operating activities:
Depreciation and amortization	94.5	119.8	132.7
Share-based compensation expense	65.4	67.7	89.7
Excess tax benefit from share-based payment arrangements	(0.3)	(5.0)	(17.0)
Tax (deficiency) benefit associated with stock options	(6.8)	8.1	27.6
Deferred tax provision	12.9	21.2	5.1
(Gain) loss on investments	(5.6)	7.3	6.0
Loss (gain) on disposal of equipment	0.9	(0.1)	0.2
(Recovery) impairment of equipment and other assets	(1.2)	55.1	4.5
Non-cash restructuring recovery	(8.3)	(1.5)	(1.5)
In-process research and development charge	-	2.9	-
Loss on extinguishment of debt	2.1	-	-
Other, net	4.7	0.7	4.0
Changes in certain assets and liabilities, net:
Receivables	(28.2)	65.2	13.3
Inventories	15.7	13.5	27.1
Other current assets	(23.1)	2.9	23.3
Accounts payable and accrued expenses	59.9	(35.7)	46.0
Current and deferred income taxes	1.7	(8.5)	(18.4)
Other non-current liabilities	9.4	(26.1)	(30.6)
Net cash provided by operating activities	402.9	360.8	644.3
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(43.3)	(83.7)	(111.3)
Sale of equipment	3.1	1.1	16.6
Business acquisition, net of cash acquired	(4.8)	(4.5)	-
Funding of benefit plan	(1.6)	(6.4)	(5.4)
Redemption and realized net losses (gains) of benefit plan	7.5	11.6	(0.2)
Other, net	(2.6)	0.2	(1.7)
Net cash used in investing activities	(41.7)	(81.7)	(102.0)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from unsecured senior notes, net of issuance costs of $2.4 in fiscal 2010 and $7.1 in fiscal 2008	244.9	-	992.9
Proceeds from bank borrowings, net of issuance costs of $3.5	-	-	1,996.5
Repayment of bank borrowings	(265.6)	(187.6)	(1,546.8)
Payment on software license obligations	(6.3)	-	(8.7)
Excess tax benefit from share-based payment arrangements	0.3	5.0	17.0
Issuance of common stock	71.2	60.2	103.7
Payroll taxes paid on behalf of employees	(2.0)	(0.4)	(14.6)
Purchase and retirement of treasury stock	-	(128.4)	(2,123.5)
Cash payments in connection with stock option exchange program	(1.3)	-	-
Cash dividends declared and paid	(75.7)	(64.4)	(50.6)
Net cash used in financing activities	(34.5)	(315.6)	(634.1)
Net change in cash and cash equivalents	326.7	(36.5)	(91.8)
Cash and cash equivalents at beginning of year	700.3	736.8	828.6
Cash and cash equivalents at end of year	$1,027.0	$700.3	$736.8

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

Our fiscal year ends on the last Sunday of May and for our fiscal year ended May 30, 2010, we had a 52-week year. For our fiscal year ended May 31, 2009, we had a 53-week year. Operating results for the additional week in fiscal 2009 were considered immaterial to our consolidated results of operations for fiscal 2009. Our fiscal year ended May 25, 2008 was a 52-week year.

Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 64 percent of our semiconductor product sales were made to distributors in fiscal 2010, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices. This compares to approximately 53 percent in fiscal 2009 and approximately 54 percent in fiscal 2008, which includes sales made through dairitens in Japan of approximately 8 percent in fiscal 2009 and 11 percent in fiscal 2008. We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances.

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

 Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $19.6 million in fiscal 2010, $17.4 million in fiscal 2009 and $25.1 million in fiscal 2008.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $1.3 million in fiscal 2010, $2.6 million in fiscal 2009 and $1.6 million in fiscal 2008. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

Inventories

Inventories are stated at the lower of standard cost, which approximates actual cost on a first-in, first-out basis, or market. The total carrying value of our inventory is reduced for any difference between cost and estimated market value of inventory that is determined to be obsolete or unmarketable, based upon assumptions about future demand and market conditions.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. We use the straight-line method to depreciate machinery and equipment over their estimated useful life (3-9 years). Buildings and improvements are depreciated using both straight-line and declining-balance methods over the assets’ remaining estimated useful life (3-50 years), or, in the case of leasehold improvements, over the lesser of the estimated useful life or lease term.

We capitalize eligible costs to acquire software used internally. We use the straight-line method to amortize software used internally over its estimated useful life (generally 3-5 years). Internal-use software is included in the property, plant and equipment balance.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of identifiable net tangible and intangible assets acquired in a business combination. Goodwill is assigned to reporting units and as of May 30, 2010, we have six reporting units that contain goodwill.

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

Income Taxes

We determine deferred tax assets and liabilities based on the future tax consequences that can be attributed to net operating loss and credit carryovers and differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, using the enacted tax rates expected to be applied when the taxes are actually paid or realized. The recognition of deferred tax assets is reduced by a valuation allowance if it is more likely than not that the tax benefits will not be realized. The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which the net operating loss and credit carryovers and differences between financial statement carrying amounts and their respective tax bases become deductible.

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

For all years presented, the reported net income was used as the numerator in our computation of basic and diluted earnings per share. A reconciliation of the shares used in the computation follows:

(In Millions, Except Exercise Prices)	2010	2009	2008

Weighted-average common shares outstanding used
for basic earnings per share	236.4	229.1	252.8
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	4.9	6.0	11.5

Weighted-average common and potential common shares
outstanding used for diluted earnings per share	241.3	235.1	264.3

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	34.1	41.9	23.0

Weighted-average exercise price	$21.68	$23.25	$27.26

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For fiscal 2010, 2009 and 2008, respectively, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the year. Shares related to outstanding stock options at May 30, 2010 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Currencies

The functional currency for all operations worldwide is the U.S. dollar. We include gains and losses arising from remeasurement of foreign currency financial statement balances into U.S. dollars and gains and losses resulting from foreign currency transactions in selling, general and administrative expenses. Included in net income were net foreign currency losses of $3.9 million in fiscal 2010 and $3.4 million in fiscal 2009. Net income in fiscal 2008 included a net foreign currency gain of $2.1 million.

Financial Instruments

Cash and Cash Equivalents. Cash equivalents are highly liquid instruments with an original maturity of three months or less. We maintain cash equivalents in various currencies and in a variety of financial instruments.

Deferred Compensation Plan Assets. Employee contributions under the deferred compensation plan (See Note 12 to the Consolidated Financial Statements) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other assets because they remain assets of the company until they are actually paid out to the participants. We had deferred compensation plan assets of $40.3 million at May 30, 2010 and $40.9 million at May 31, 2009, which are included in other assets. In connection with these trading securities, we recorded a net gain of $5.3 million in fiscal 2010, and net losses of $7.7 million in fiscal 2009 and $6.2 million in fiscal 2008. There is an offset for the same amounts included in SG&A expenses in fiscal 2010, 2009 and 2008, respectively, that represents the corresponding change in the liability associated with the employee deferred compensation plan due to the change in market value of these trading securities.

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

The fair value of stock option and stock purchase equity awards is measured at the date of grant using a Black-Scholes option pricing model and the fair value of restricted stock awards is based on the market price of our common stock on the date of grant. The fair value of these awards is recognized on a straight-line basis over the vesting period. The cash awards to be paid in connection with retention arrangements with each of our executive officers (approved by the Compensation Committee of our Board of Directors in November 2008) is considered a share-based payment award and measured at fair value since the award is indexed to the price of our common stock. The fair value of these cash awards is measured each reporting period and is calculated using the Monte Carlo valuation method.

The compensation expense for share-based awards is based on awards that are expected to vest and is reduced for estimated forfeitures. We apply an annual forfeiture rate that is determined based on historical forfeiture activity. Our estimated forfeiture rate is evaluated each reporting period and, taking into consideration all available evidence both before and after the reporting date, we make appropriate adjustments. This forfeiture rate represents the awards expected to be forfeited each year and results in the recognition of share-based compensation expense over the vesting period for those awards that vest. For fiscal 2010, 2009 and 2008, forfeiture rates of 6.5 percent, 7.7 percent and 6.2 percent, respectively, were applied for share-based compensation expense related to employee stock options (excluding officers).

Share-based compensation expense included in operating results for fiscal 2010, 2009 and 2008 is presented in the following table:

(In Millions, Except Per Share Amounts)	2010	2009	2008

Cost of sales:
Gross compensation	$9.8	$15.5	$19.8
Capitalized in inventory during the period	(7.8)	(13.0)	(16.0)
Realized from inventory during the period	8.3	13.5	16.3
	10.3	16.0	20.1
Research and development	17.8	24.3	27.3
Selling, general and administrative	45.7	30.6	42.3
Total share-based compensation included in income before taxes	73.8	70.9	89.7
Income tax benefit	(23.5)	(21.0)	(26.7)
Total share-based compensation, net of tax, included in net income	$50.3	$49.9	$63.0

Share-based compensation effects on earnings per share:
Basic	$0.21	$0.22	$0.25
Diluted	$0.21	$0.21	$0.24

Share-based compensation capitalized in inventory	$1.0	$1.5	$2.0

Total gross share-based compensation	$73.3	$70.4	$89.4

The fair value of share-based awards to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	2010	2009	2008

Stock Option Plan:
Expected life (in years)	3.8	3.7	4.1
Expected volatility	45%	45%	33%
Risk-free interest rate	1.9%	2.4%	4.6%
Dividend yield	2.3%	1.4%	0.6%

Stock Purchase Plan:
Expected life (in years)	0.8	0.7	0.7
Expected volatility	42%	39%	35%
Risk-free interest rate	0.3%	1.8%	3.5%
Dividend yield	2.3%	1.4%	0.8%

The weighted-average fair value of stock options granted during fiscal 2010, 2009 and 2008 was $4.01, $5.83 and $8.49 per share, respectively. The weighted-average fair value of rights granted under the stock purchase plans was $4.06, $5.05 and $6.78 per share for fiscal 2010, 2009 and 2008, respectively.

The fair value of cash awards in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method that used the following weighted-average assumptions as of May 30, 2010 and May 31, 2009:

	2010	2009

Executive Officer Retention Awards:
Closing stock price	$14.05	$13.88
Remaining term (in years)	0.5	1.5
Expected volatility	32%	60%
Risk-free interest rate	0.2%	0.9%
Dividend yield	2.3%	2.0%

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by SEC’s Staff Accounting Bulletin (SAB) No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officer retention arrangements are near-the-money and at the closing price of our common stock on the last day of the quarter and have similar remaining terms (in years). The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the expected life of the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

Under our equity compensation plans, employees who retire from the company and meet certain conditions set forth in the plans and related stock option grant agreements continue to vest in their stock options after retirement. During that post-retirement period of continued vesting, no service is required of the employee. Prior to fiscal 2007, we historically recognized compensation costs of these options using the nominal vesting period approach for pro forma reporting purposes. The FASB guidance specifies that a stock option award is considered to be vested when the employee’s retention of the option is no longer contingent on the obligation to provide continuous service (the “non-substantive vesting period approach”). Under the non-substantive vesting period approach, the compensation cost should be recognized immediately for options granted to employees who are eligible for retirement at the time the option is granted. If an employee is not currently eligible for retirement, but is expected to become eligible during the nominal vesting period, then the compensation expense for the option should be recognized over the period from the grant date to the date retirement eligibility occurs. Beginning in fiscal 2007, we changed the method for recognizing the compensation cost for these options to the non-substantive vesting period approach for those options that were granted beginning in fiscal 2007. If we had used the non-substantive vesting period approach in calculating the amounts for unvested option grants prior to fiscal 2007, the pre-tax share-based compensation expense would have been lower by $1.3 million in fiscal 2010, $6.8 million in fiscal 2009 and $14.2 million in fiscal 2008.

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

Reclassifications

Certain amounts in the consolidated financial statements and notes to consolidated financial statements for prior years have been reclassified to conform to the fiscal 2010 presentation. Net operating results have not been affected by these reclassifications.

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

We measure fair value to record our cash equivalents, derivative financial instruments and the deferred compensation plan assets. The measurement of fair value for our long-term debt is used to provide disclosure and is not used to record the carrying value of our long-term debt.

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

Level 2 assets and liabilities include our investments in commercial paper that are classified as cash equivalents, derivative financial instruments and our senior notes that represent long-term debt instruments that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded.

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

Assets measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Balances at May 30, 2010:
Cash and cash equivalents:
Institutional money-market funds	$216.6	$-	$216.6
Commercial paper	-	79.9	79.9
	216.6	79.9	296.5
Other current assets:
Derivative assets - Forward contracts	-	0.6	0.6
Other assets:
Investment funds - Deferred compensation plan assets:
Institutional money-market funds	6.9	-	6.9
Mutual funds	32.6	-	32.6
Marketable equity securities	0.8	-	0.8
	40.3	-	40.3
Derivative assets - Interest rate swap	-	1.6	1.6
Total assets measured at fair value	$256.9	$82.1	$339.0

Balances at May 31, 2009:
Cash and cash equivalents:
Institutional money-market funds	$368.4	$-	$368.4
Other assets:
Investment funds - Deferred compensation plan assets:
Institutional money-market funds	10.2	-	10.2
Mutual funds	30.1	-	30.1
Marketable equity securities	0.6	-	0.6
	40.9	-	40.9
Total assets measured at fair value	$409.3	$-	$409.3

There were no transfers between level 1 and level 2 financial assets in fiscal 2010 and 2009.

The institutional money-market funds and the various investment funds within our deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of each quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments. The fair value of forward foreign currency exchange contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of foreign currency option contracts represents the probable weighted net amount we would expect to receive at maturity. The fair value of the interest rate swap is determined using a standard valuation model that includes significant observable inputs, such as interest rate yield curves and discount rates commensurate with the six-month LIBOR interest rates, as well as the creditworthiness of the counterparties and our own nonperformance risk.

The fair value of our long-term debt (including the current portion) at May 30, 2010 was $1,339.2 million and at May 31, 2009 was $1,201.2 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

Note 3. Financial Instruments

Cash Equivalents

Our policy is to diversify our investment portfolio to minimize the exposure of our principal to credit, geographic and investment sector risk. At May 30, 2010, investments were placed with a variety of different financial institutions and other issuers. Investments with maturity of one year or less have a rating of A1/P1 or better.

Our cash equivalents consisted of the following as of May 30, 2010 and May 31, 2009:

(In Millions)	2010	2009

CASH EQUIVALENTS
Available-for-sale securities:
Institutional money market funds	$216.6	$368.4
Commercial paper	79.9	-
	296.5	368.4
Held-to-maturity securities:
Bank time deposits	530.0	187.6
Total cash equivalents	$826.5	$556.0

Although our non-marketable investments had no carrying value at May 30, 2010 and May 31, 2009, we still hold stock in certain non-publicly traded companies. As a result, we recognized gross realized gains of $0.3 million in fiscal 2010, $0.4 million in fiscal 2009 and $0.2 million in fiscal 2008 from certain of our non-marketable investments.

Derivative Financial Instruments

The objective of our foreign exchange risk management policy is to preserve the U.S. dollar value of after-tax cash inflow in relation to non-U.S. dollar currency movements. We are exposed to foreign currency exchange rate risk that is inherent in orders, sales, cost of sales, expenses, and assets and liabilities denominated in currencies other than the U.S. dollar. We enter into foreign exchange contracts, primarily forwards and purchased options, to hedge against exposure to changes in foreign currency exchange rates. These contracts are matched at inception to the related foreign currency exposures that are being hedged. Exposures which are hedged include sales by subsidiaries, and assets and liabilities denominated in currencies other than the U.S. dollar. Our foreign currency hedges typically mature within six months.

Derivative instruments used to hedge exposures to variability in expected future foreign denominated cash flows are not designated as cash flow hedges. Gains or losses on these derivative instruments are immediately recorded in earnings.

In connection with the issuance of the $250 million principal amount of senior unsecured notes in April 2010, we entered into an interest rate swap agreement with a notional principal of $250 million which effectively converts the fixed interest rate of the debt to a floating interest rate. The terms of the swap agreement substantially match the terms of the debt. Under the terms of the swap agreement, we will receive interest payments semi-annually at an annual rate of 3.95 percent on the notional principal and we will pay interest semi-annually at an annual rate of 0.84 percent over the six-month LIBOR on the notional principal. The LIBOR reference rate is set in arrears on each semi-annual date when the interest payments are due. We have designated this swap agreement as a fair value hedge and recognize the changes in the fair value of both the swap and the related debt, which we record as gains or losses on the derivative instrument in fair value hedge included in other non-operating income (expense), net.

The following table provides information about gains (losses) associated with our derivative financial instruments:
	Location of Gains (Losses) Recognized in Income on Derivative	Amount of Gains (Losses) Recognized in Income on Derivative			Location of Gains (losses) Recognized in Income on Hedged Item	Amount of Gains (Losses) Recognized in Income on Hedged Item
(In Millions)		2010	2009	2008		2010

Fair value hedge:
Interest rate swap	Other non-operating income (expense), net	$1.6	$-	$-	Other non-operating income (expense), net	$(3.8)
		$1.6	$-	$-		$(3.8)

Instruments without hedge accounting designation:
Forward contracts	Selling, general and administrative	$0.1	$2.4	$-
Purchased options	Selling, general and administrative	(0.1)	(0.2)	(0.6)
		$-	$2.2	$(0.6)

Fair Value and Notional Principal of Derivative Financial Instruments

The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of fiscal year-end and do not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information at May 30, 2010. The table below shows the fair value and notional principal of derivative financial instruments at May 30, 2010.

(In Millions)	Balance Sheet Location	Notional Principal	Fair Value

2010
Fair value hedge:
Interest rate swap	Other assets	$250.0	$1.6

Instruments without hedge accounting designation:
Forward contracts	Other current assets	20.0	0.6
Total		$270.0	$2.2

All of the foreign exchange contracts that we entered into during fiscal 2009 expired by May 31, 2009.

Concentrations of Credit Risk

Financial instruments that may subject us to concentrations of credit risk are primarily investments and trade receivables. Our investment policy requires cash investments to be placed with high-credit quality counterparties and limits the amount of investments with any one financial institution or direct issuer. We sell our products to distributors and manufacturers involved in a variety of industries including computers and peripherals, wireless communications and automotive. We perform continuing credit evaluations of our customers whenever necessary and we generally do not require collateral. Our top ten customers combined represented approximately 58 percent of total accounts receivable at May 30, 2010 and approximately 60 percent of total accounts receivable at May 31, 2009.

Net sales to major customers as a percentage of total net sales were as follows:

	2010	2009	2008

Distributor:
Avnet	17%	15%	15%
Arrow	15%	13%	12%

OEM:
Nokia	*	*	11%

 * less than 10%

Sales to the distributors included above are mostly for our Analog segment products, but also include some sales for our other operating segment products. Historically, we have not experienced significant losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

Note 4. Consolidated Financial Statement Details

Consolidated Balance Sheets (In Millions)	2010	2009

RECEIVABLE ALLOWANCES
Doubtful accounts	$0.4	$1.1
Returns and allowances	29.6	17.6
Total receivable allowances	$30.0	$18.7

INVENTORIES
Raw materials	$9.5	$5.0
Work in process	67.8	81.6
Finished goods	41.3	48.0
Total inventories	$118.6	$134.6

OTHER CURRENT ASSETS
Prepaid income taxes	$90.0	$71.1
Prepaid expenses	19.8	31.2
Assets held for sale	45.8	5.4
Other	1.2	0.3
Total current assets	$156.8	$108.0

PROPERTY, PLANT AND EQUIPMENT
Land	$21.1	$29.7
Buildings and improvements	398.3	536.4
Machinery and equipment	1,679.4	1,825.4
Internal-use software	81.5	83.1
Construction in progress	18.7	30.7
Total property, plant and equipment	2,199.0	2,505.3
Less accumulated depreciation and amortization	(1,808.9)	(2,043.5)
Total property, plant and equipment, net	$390.1	$461.8

OTHER ASSETS
Deposits	$2.4	$7.1
Debt issuance costs	5.8	8.2
Income tax receivable	41.7	35.2
Deferred compensation plan assets	40.3	40.9
Other	12.0	9.9
Total other assets	$102.2	$101.3

Consolidated Balance Sheets (In Millions)	2010	2009

ACCRUED EXPENSES
Payroll and employee related	$127.3	$39.5
Accrued interest payable	24.6	24.9
Severance and restructuring expenses	15.4	44.4
Other	37.2	35.8
Total accrued expenses	$204.5	$144.6

OTHER NON-CURRENT LIABILITIES
Accrued pension cost	$67.3	$52.7
Deferred compensation plan liability	40.3	40.9
Other	16.6	27.1
Total other non-current liabilities	$124.2	$120.7

ACCUMULATED OTHER COMPREHENSIVE LOSS
Defined benefit pension plans	$(131.9)	$(123.5)
Other	(0.3)	(0.2)
Total accumulated other comprehensive loss	$(132.2)	$(123.7)

Consolidated Statements of Income
(In Millions)	2010	2009	2008

OTHER OPERATING INCOME, NET
Net intellectual property income	$(0.3)	$(2.7)	$(0.6)
Gain on sale of manufacturing plant assets	-	-	(3.1)
Litigation settlement	(0.3)	-	3.3
Other	0.2	-	-
Total other operating income, net	$(0.4)	$(2.7)	$(0.4)

OTHER NON-OPERATING INCOME (EXPENSE), NET
Net (loss) gain on marketable and other investments, net:
Trading securities:
Change in unrealized holding gains/losses, net	$5.3	$(7.7)	$(6.2)
Non-marketable investments:
Gain from sale	-	0.4	0.2
Gain from liquidation of investment	0.3	-	-
Total net gain (loss) on marketable and other investments, net	5.6	(7.3)	(6.0)
Loss on extinguishment of debt	(2.1)	-	-
Net loss on derivative instrument in fair value hedge	(2.2)	-	-
Charitable contribution	-	-	(0.2)
Total other non-operating income (expense), net	$1.3	$(7.3)	$(6.2)

Note 5. Supplemental Disclosure of Cash Flow Information and Non-Cash Investing and Financing Activities

(In Millions)	2010	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$59.3	$70.8	$58.5
Income taxes	$83.3	$24.3	$117.3

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$2.0	$0.4	$14.6
Acquisition of software under license obligations, net	$-	$3.3	$-
Reduction in goodwill to recognize acquired tax asset	$-	$-	$3.1
Deposit applied to purchase equipment	$15.0	$-	$-

 Note 6. Cost Reduction Programs and Restructuring of Operations

Fiscal 2010

We recorded a net charge of $20.1 million for severance and restructuring expenses in fiscal 2010. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

May 2010 business realignment:
Severance	$1.1	$0.6	$1.7

March 2009 workforce reduction and plant closures:
Other exit-related costs	-	28.7	$28.7
Severance	-	0.5	0.5
Gain on sale of equipment	-	(1.3)	(1.3)
Other equipment gain, net	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(4.8)	(5.2)
	(0.4)	21.9	21.5
November 2008 workforce reduction:
Release of reserves:
Severance	(0.2)	(2.8)	(3.0)

Fiscal 2008 workforce reduction and manufacturing restructure:
Release of reserves:
Other exit-related costs	-	(0.1)	(0.1)
Total severance and restructuring expenses, net	$0.5	$19.6	$20.1

We recorded a charge of $1.7 million for severance payments to employees who were terminated in connection with exit activities as part of the realignment of certain product line business units announced in May 2010. These exit activities are expected to be completed by the end of calendar 2010 and total cumulative charges are expected to be approximately $3 million to $4 million.

In connection with the workforce reduction and plant closures announced in March 2009 (See the discussion under fiscal 2009), we recorded a net charge of $21.5 million in fiscal 2010 for additional severance and restructuring expenses that were partially offset by the equipment gains described below. The restructuring expenses include $28.7 million of other exit-related costs associated with closure and transfer activities that occurred at our manufacturing sites in Texas and China during fiscal 2010.

By the second half of fiscal 2010, the global economy began to slowly recover as revenue prospects have improved significantly. An increasing portion of our revenues has been coming from a portfolio of products that are primarily manufactured in our wafer fabrication facility in Greenock, Scotland. Management believes there is a larger market with a longer life for these products than was previously assumed and has decided to increase its manufacturing capacity in Scotland. Certain equipment previously classified as held for sale, primarily the Texas equipment, will now be used in our manufacturing facility in Scotland. We recognized an impairment charge of $23.0 million related to this equipment in March 2009. The carrying value of this equipment has been adjusted based on the lower of its carrying value before being classified as held for sale (adjusted for any depreciation that would have been recognized had it been continuously classified as held and used), or its fair value at the time management decided the equipment would no longer be sold. Since the date we first classified this equipment as held for sale to the date we reclassified it as held and used, the fair value of this equipment has increased. As a result, we recorded a gain of $1.2 million to restore the carrying value of the equipment to fair value which was lower than what its carrying value would have been had it been continuously classified as held and used. The weighted average remaining life of this equipment at the time we classified it as held for sale was 7.8 years and now that it has been reclassified as held and used, its weighted-average remaining life is 7.3 years. We also recorded a gain of $1.3 million upon completing the sale of some of the equipment in China and Texas during fiscal 2010. In addition, we recorded a recovery of $5.2 million due to adjustments to reduce accrued severance expenses for manufacturing employees who voluntarily terminated prior to their scheduled departure dates and for severance packages that were finalized with certain employees in foreign locations.

Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges (including the net charges incurred in fiscal 2010 and 2009) through May 30, 2010 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$46.2	$60.2
Other exit-related costs	-	32.0	32.0
Impairment of property, plant and equipment	-	54.3	54.3
Gain on sale of equipment	-	(1.3)	(1.3)
Other equipment gain, net	-	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(4.8)	(5.2)
Total cumulative severance and restructuring expenses for the
March 2009 workforce reduction and plant closures	$13.6	$125.2	$138.8

We have ceased production activity in both China (end of August 2009) and Texas (end of fiscal 2010). Remaining activities associated with the closures of the China and Texas manufacturing facilities are expected to continue over the next 2 quarters. We expect to incur approximately $11 million to $16 million over the same period for other exit-related costs associated with these remaining activities. As a result, total charges for all actions announced in March 2009 are expected to be approximately $150 million to $155 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment, and will be included in the category described as “All Others.”

Since production activity ceased in China by the end of August 2009, we have been actively engaged in locating buyers to purchase the manufacturing facility and its existing machinery and equipment in its current condition. In addition, certain equipment that was no longer being used in our Texas manufacturing operations is expected to be sold. As a result, the China plant assets and the Texas equipment, which had a carrying value of $22.4 million after impairment charges, were classified as held for sale at the end of our first quarter of fiscal 2010. As discussed above, some of the equipment in China and Texas, which had a carrying value of $1.6 million, was sold during fiscal 2010. Equipment previously classified as held for sale that will now be used in our manufacturing facility in Scotland had a carrying value of $3.8 million. By the end of the fiscal year, we ceased production activity in Texas and we are also actively engaged in locating buyers to purchase the manufacturing facility and its existing machinery and equipment in its current condition. The Texas facility and its manufacturing machinery and equipment that had been used through the end of production activity have a carrying value of $28.8 million. As a result, all of the China and Texas plant assets, which have a total carrying value of $45.8 million, have been classified as held for sale and are reported in other current assets in the consolidated balance sheet as of

May 30, 2010. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell).

The fiscal 2010 net charge for severance and restructuring expenses described above includes a recovery of $3.0 million for an adjustment to reduce accrued severance expenses upon finalizing severance packages with certain terminated employees in foreign locations in connection with the workforce reduction announced in November 2008. It also includes a recovery of $0.1 million recorded upon the release of a residual accrued balance for other exit-related costs associated with the fiscal 2008 manufacturing restructure.

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

In March 2009, we announced that we would take actions to reduce overall expenses in response to weak economic conditions and related business levels. As part of the plan, we eliminated approximately 850 positions worldwide in our product lines, sales and marketing, manufacturing and support functions. The majority of the affected employees departed by the end of fiscal 2009. We also planned to further reduce headcount by approximately 875 through the eventual closure of our wafer fabrication facility in Arlington, Texas and our assembly and test plant in Suzhou, China. The departure of these additional employees coincides with the phased timing of the plant closures. As a result of these actions, we recorded $117.3 million in fiscal 2009, which includes severance costs of $59.7 million, asset impairment charges of $54.3 million and other exit-related costs of $3.3 million associated with closure and transfer activities incurred in fiscal 2009. Included in the asset impairment charges is $9.8 million related to the modification of a CAD software license that reduced the volume of licenses available for use by the company.

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

In June 2007, we completed the sale of our assembly and test plant in Singapore that was closed in fiscal 2007. The facility and its residual equipment were sold for $12.0 million to an unrelated third party. The carrying value of the assets sold was $7.6 million. As a result, we recorded a gain of $3.1 million in fiscal 2008, after deducting final transaction costs of $1.3 million. These assets were part of our manufacturing operation, which is not considered an operating segment, but is a corporate group included in the category described as “All Others.”

 Summary of Activities

The following table provides a summary of the activities related to our severance and restructuring costs included in accrued expenses during fiscal 2010, 2009 and 2008:

(In Millions)	Fiscal 2010 Business Unit Realignment	Fiscal 2009 Workforce Reduction and Plant Closures		Cost Reduction and Restructuring Actions In Prior Years		Total
	Severance	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs

Balance at May 27, 2007				$0.5	$6.2	$6.7
Cost reduction charges				22.8	3.2	26.0
Cash payments				(8.8)	(7.1)	(15.9)
Release of residual reserves				-	(1.5)	(1.5)
Balance at May 25, 2008				14.5	0.8	15.3
Cost reduction charges		$85.2	$3.4	-	2.2	90.8
Cash payments		(42.3)	(2.2)	(13.0)	(2.7)	(60.2)
Release of residual reserves		-	-	(1.4)	(0.1)	(1.5)
Balance at May 31, 2009		42.9	1.2	0.1	0.2	44.4
Cost reduction charges	$1.7	0.5	28.7	-	-	30.9
Cash payments		(22.7)	(29.3)	(0.2)	(0.1)	(52.3)
Exchange rate adjustment		0.6	-	0.1	-	0.7
Release of residual reserves		(8.2)	-	-	(0.1)	(8.3)
Balance at May 30, 2010	$1.7	$13.1	$0.6	$-	$-	$15.4

During fiscal 2010 we paid severance to 564 employees in connection with the workforce reductions announced in fiscal 2009. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China.

The balances at May 30, 2010 primarily represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the workforce reduction and the manufacturing plant closures announced in fiscal 2009. Payments for the remaining $13.1 million of severance balances are expected to be paid over the next 3 quarters as we complete the closures of our two manufacturing facilities and most of those affected employees will depart by the end of our fiscal 2011 first quarter. Severance amounts are generally paid 30-60 days after the employee’s actual departure date or may be deferred until the beginning of the calendar year after their departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 7. Acquisition

Fiscal 2010

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

Revenue and earnings of ERI since the acquisition date included in our operating results for fiscal 2010 were immaterial. Pro forma results of operations related to this acquisition have not been presented since ERI’s operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Fiscal 2009

In March 2009, we acquired ActSolar, Inc. (“ActSolar”), a privately-held solar energy company that provides power optimization solutions for commercial and utility-scale solar installations. The acquisition of ActSolar was intended to expand our portfolio of power optimization technologies and provide us with new diagnostics and panel monitoring capabilities for solar arrays. The acquisition was accounted for using the purchase method of accounting with a purchase price of $4.8 million for all of the outstanding shares of the company’s common stock. As a result, we recorded a $2.9 million in-process R&D charge in fiscal 2009. In-process R&D was expensed upon acquisition because technological feasibility had not been established and no future alternative uses exist. The remainder of the purchase price was allocated as follows:

(In Millions)	Total

Net liabilities	$(0.5)
Other intangible assets	1.4
Goodwill	1.0
Total	$1.9

Pro forma results of operations related to this acquisition have not been presented since ActSolar’s operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Note 8. Goodwill and Intangible Assets

Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balances at May 25, 2008	$60.5	$-	$60.5
Reorganization of reporting units	(7.3)	7.3	-
Acquisition of ActSolar	1.0	-	1.0
Balances at May 31, 2009	54.2	7.3	61.5
Acquisition of ERI	4.6	-	4.6
Balances at May 30, 2010	$58.8	$7.3	$66.1

In fiscal 2010, we recorded $4.6 million of goodwill in connection with the acquisition of ERI (see Note 7 to the Consolidated Financial Statements).

In fiscal 2009, one of our reporting units containing goodwill that was previously included in the Analog segment was reorganized into a reporting unit that is included in the category of “All Others.” We recorded $1.0 million of goodwill in connection with the acquisition of ActSolar in fiscal 2009 (see Note 7 to the Consolidated Financial Statements).

We have intangible assets of $2.9 million at May 30, 2010 and $1.4 million at May 31, 2009, which are included in other assets in the consolidated balance sheet. These intangible assets primarily include developed technology and other amortizable intangible assets with a weighted-average amortization period of 6.7 years. Amortization expense was $0.4 million in fiscal 2010 and $0.1 million in fiscal 2009. There was no amortization expense in fiscal 2008.

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

The following table presents the activity for the asset retirement obligations included in other non-current liabilities for the years ended May 30, 2010 and May 31, 2009:

(In Millions)

Balance at May 25, 2008	$3.5
Accretion expense	0.4
Balance at May 31, 2009	3.9
Liability settled	(0.5)
Accretion expense	1.1
Balance at May 30, 2010	$4.5

Note 10. Debt

Debt at fiscal year-end consisted of the following:

(In Millions)	2010	2009

Senior floating rate notes due 2010, 0.51% at May 30, 2010	$250.0	$250.0
Senior notes due 2012 at 6.15%	375.0	375.0
Senior notes due 2015 at 3.95%	250.0	-
Senior notes due 2017 at 6.60%	375.0	375.0
Bank floating rate unsecured term loan	-	265.6
Unsecured promissory note at 2.50%	26.5	24.3
	1,276.5	1,289.9
Less net unamortized discount	(2.8)	-
Add fair value adjustment*	3.8	-
	1,277.5	1,289.9
Less current portion of long-term debt	276.5	62.5
Long-term debt	$1,001.0	$1,227.4

*The fixed-rate debt obligation that is hedged is reflected in the consolidated balance sheet as an amount equal to the sum of the debt’s carrying value plus a fair value adjustment for the change in the fair value of the hedged debt obligation.

In April 2010, we issued $250.0 million principal amount of senior unsecured notes through a public offering. The unsecured notes bear interest at a fixed rate of 3.95 percent and are due in April 2015. Interest is payable semi-annually and the notes are redeemable by us at any time.

In April 2010, we repaid in full the outstanding principal on our unsecured term loan with a consortium of banks prior to its original maturity of June 2012. There was no prepayment penalty fee associated with the early repayment of the loan. The repayment resulted in a cash outlay of $203.6 million which included the aggregate principal amount outstanding and accrued interest through the repayment date. We recorded a $2.1 million loss on extinguishment of debt to recognize the remaining unamortized issuance costs that were included in other assets.

In June 2007, we issued $1.0 billion principal amount of senior unsecured notes through a public offering. The offering of unsecured notes included $250.0 million aggregate principal amount of senior floating rate notes due June 2010, $375.0 million aggregate principal amount of 6.15 percent senior notes due June 2012 and $375.0 million aggregate principal amount of 6.60 percent senior notes due June 2017. Interest on the senior fixed rate notes is payable semi-annually and the notes are redeemable by us at any time. In June 2010, we repaid in full the $250.0 million principal amount of senior floating rate notes that became due June 2010. The total amount of the repayment was $250.3 million which included the aggregate principal amount outstanding and accrued interest through the repayment date.

The unsecured promissory note, which is denominated in Japanese yen (2,408,750,000), is due November 2010. Interest is payable quarterly at a fixed 2.5 percent annual rate. We are also required to comply with the covenants set forth under our multi-currency agreement.

The aggregate annual maturities of long-term debt at May 30, 2010 are presented in the following table:

Fiscal year:	(In Millions)

2011	$276.5
2012	-
2013	375.0
2014	-
2015	251.0
2016 and thereafter	375.0
$1,277.5

The estimated fair value of long-term debt was $1,339.2 million at May 30, 2010.

We have a $20 million multicurrency credit agreement with a bank that provides for multicurrency loans, letters of credit and standby letters of credit that was renewed in October 2009. At May 30, 2010, we had committed $3.4 million of the credit available under the agreement. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of May 30, 2010, we were in compliance with all financial covenants under the agreement. The agreement expires in October 2010 and we expect to renew it before then.

 Note 11. Income Taxes

Worldwide pretax income from operations and income taxes consist of the following:

(In Millions)	2010	2009	2008

INCOME BEFORE INCOME TAXES
U.S.	$166.0	$71.8	$337.1
Non-U.S.	102.6	41.8	114.1
	$268.6	$113.6	$451.2
INCOME TAX EXPENSE (BENEFIT)
Current:
U.S. federal, state and local	$41.1	$17.8	$103.6
Non-U.S.	5.4	1.3	10.2
	46.5	19.1	113.8
Deferred:
U.S. federal and state	13.9	(3.0)	16.4
Non-U.S.	(1.0)	24.2	(11.3)
	12.9	21.2	5.1
Income tax expense	$59.4	$40.3	$118.9

Although the fiscal 2010 income tax expense of $59.4 million is higher than the fiscal 2009 income tax expense of $40.3 million, our effective tax rate is lower in fiscal 2010 than in fiscal 2009. The fiscal 2010 income tax expense includes a tax benefit of $7.4 million primarily arising from the repatriation of previously unremitted Japanese earnings. In addition, a portion of our earnings comes from our Malaysian subsidiary and is not taxable because of a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010.  The fiscal 2009 income tax expense of $40.3 million included incremental tax expense of $16.7 million related to the write down of foreign deferred tax assets that would no longer be realized in the foreseeable future due to the tax holiday granted by the Malaysian government. The effect of the write down of foreign deferred tax assets was partially offset by $15.0 million of tax benefits associated with R&D tax credits, net of the portion of the tax benefit that did not meet the more-likely-than-not recognition threshold. Income tax expense of $118.9 million for fiscal 2008 included $31.9 million in tax benefits recognized during fiscal 2008 that arose primarily from the resolution of international tax inquiries, the expiration of the statute of limitations associated with international tax matters and costs related to the manufacturing restructure and workforce reduction actions.

At the beginning of fiscal 2008, we adopted the provisions of ASC Topic 740, “Income Taxes,” which provided further clarification on the accounting for uncertainty in income taxes recognized in the financial statements. The cumulative effect of applying the new accounting standards was a $37.1 million increase to retained earnings at the beginning of fiscal 2008. Historically, we have classified unrecognized tax benefits as current income taxes payable. We now classify unrecognized tax benefits as long-term income taxes payable except to the extent we anticipate cash payment within the next year.

The following table provides a summary of the changes in the amount of unrecognized tax benefits that are included in long-term income taxes payable on the consolidated balance sheet at May 30, 2010:

(In Millions)

Balance at the beginning of fiscal 2009	$132.6
Settlements and effective settlements with tax authorities	(0.1)
Lapse of applicable statute of limitations	(5.1)
Increases for tax positions in the current year	13.5
Other changes in unrecognized tax benefits	5.3
Balance at May 31, 2009	146.2
Settlements and effective settlements with tax authorities	(4.0)
Lapse of applicable statute of limitations	(3.6)
Increases for tax positions in the current year	13.8
Other changes in unrecognized tax benefits	4.2
Balance at May 30, 2010	$156.6

At May 30, 2010, $156.6 million of the unrecognized tax benefit would affect our effective tax rate if it were to be recognized in a future period. Interest and penalties related to unrecognized tax benefits are included within income tax expense. The amount of interest and penalties accrued was $18.7 million at May 30, 2010 and $16.4 million at May 31, 2009.

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

We believe that it is reasonably possible that the unrecognized tax benefits mainly related to transfer pricing matters for tax years where the statutes of limitation expire during fiscal 2011 could decrease by as much as $3.9 million within the next year.

Our federal tax returns for fiscal 2007 through 2009 are currently under examination by the IRS. In addition, the IRS will audit our amended federal tax returns for fiscal 2005 and 2006. Several state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. With a few exceptions, state tax returns for fiscal 2000 and after remain subject to future examination by state tax authorities. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. In general, our international tax returns for fiscal 2003 and after remain subject to examination.

The tax effects of temporary differences that constitute significant portions of the deferred tax assets are presented below:

(In Millions)	2010	2009

DEFERRED TAX ASSETS
Inventories	$3.2	$5.0
Equity investments	1.0	0.2
Property, plant and equipment and intangible assets	3.8	9.9
Accrued liabilities	51.4	57.6
Research and development expenditures	73.7	94.6
Deferred compensation	18.3	14.3
Share-based compensation	72.7	59.3
Non-U.S. loss carryovers and other allowances	103.4	93.7
Federal and state credit carryovers	86.2	85.4
Other	0.8	0.9
Gross deferred tax assets	414.5	420.9
Valuation allowance	(98.7)	(96.8)
Total deferred tax assets	$315.8	$324.1

The decrease in net deferred tax assets for fiscal 2010 of $8.3 million is from continuing operations and from the tax effect on other comprehensive income items.

We record a valuation allowance to reflect the estimated amount of deferred tax assets that may not be realized. The valuation allowance has been established primarily against the reinvestment and investment tax allowances related to our operation in Malaysia, as we have concluded that the deferred tax assets will not be realized in the foreseeable future due to a tax holiday granted by the Malaysian government that is effective for a ten-year period that began in our fiscal 2010 and the uncertainty of sufficient taxable income in Malaysia beyond fiscal 2019. We have a deferred tax asset related to the California R&D credits which can be carried forward indefinitely and we have concluded that a valuation allowance is not required against it since our estimate of future taxable income for California purposes in the long term (greater than 15 years) is considered more than sufficient to realize the deferred tax asset during the same time period. The valuation allowance for deferred tax assets increased by $1.9 million in fiscal 2010 compared to an increase of $15.6 million in fiscal 2009.

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. As of May 30, 2010, based on historical taxable income and projections for future taxable income over the periods that the deferred tax assets are deductible, we believe it is more likely than not that we will realize the benefits of these deductible differences, net of the valuation allowance.

The reconciliation between the income tax rate computed by applying the U.S. federal statutory rate and the reported worldwide tax rate follows:

	2010	2009	2008

U.S. federal statutory tax rate	35.0%	35.0%	35.0%
Non-U.S. income taxed at different rates	(13.8)	0.6	(3.0)
U.S. state and local taxes net of federal benefits	1.6	(0.7)	0.9
Changes in beginning of year valuation allowances	(0.5)	5.8	(1.9)
Domestic manufacturing benefit	(1.2)	(2.8)	(1.3)
Tax credits	(2.2)	(5.7)	(1.1)
Other	3.2	3.3	(2.2)
Effective tax rate	22.1%	35.5%	26.4%

No U.S. income taxes have been provided on the cumulative unremitted earnings of approximately $108.5 million from non-U.S. subsidiaries as of May 30, 2010. It is not practicable to determine the U.S. income tax liability that would be payable if such earnings was not reinvested indefinitely. We intend to continue reinvesting certain foreign earnings from non-U.S. subsidiaries indefinitely.

At May 30, 2010, we had $11.9 million of state net operating loss carryovers, which expire between fiscal 2011 and 2022. We also had $125.1 million of state credit carryovers, consisting primarily of California R&D credits of $124.8 million which can be carried forward indefinitely. In addition, we had net operating losses and other tax allowance carryovers of $432.0 million from certain non-U.S. jurisdictions, most of which do not expire.

Note 12. Retirement and Pension Plans

The annual expense for all retirement and pension plans was as follows:

(In Millions)	2010	2009	2008

Salary deferral 401(k) plan	$13.3	$16.5	$17.2

Non-U.S. pension and retirement plans	$16.5	$10.1	$12.7

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

Beginning in fiscal 2009, we adopted the provisions of ASC Topic 715, “Compensation-Retirement Benefits,” that requires the measurement date of a plan’s funded status to be the same as the company’s fiscal year-end. As a result, the measurement date of February 28th for one of our plans was changed to May 31st. In lieu of remeasuring plan assets and benefit obligations as of the beginning of fiscal 2009 and using those new measurements to determine the effect of the measurement date change, we used the alternative approach permitted by GAAP. Under the alternative approach, the measurement of plan assets and benefit obligations determined as of February 28, 2008 were used to estimate the effect of the measurement date change. As a result, the net periodic pension cost for the 15-month period from February 28, 2008 to May 31, 2009 was allocated proportionately between amounts to be recognized as an adjustment of retained earnings for the portion of the 15-month period in fiscal 2008 and net periodic pension cost for the remaining portion in fiscal 2009. As a result, we recorded an adjustment of $0.6 million to retained earnings representing the effect of the change in measurement date for this plan.

Plan assets of the funded defined benefit pension plans are invested in funds held by third-party fund managers or are deposited into government-managed accounts in which we are not actively involved with and have no control over investment strategy. Two of the plans are self-funded plans. The plan assets held by third-parties consist primarily of U.S. and foreign equity securities, bonds and cash. The fund manager monitors the fund’s asset allocation within the guidelines established by the plan’s Board of Trustees. In line with plan investment objectives and consultation with company management, the Trustees set an allocation benchmark among equity, bond and other assets based on the relative weighting of overall international market indices. The overall investment objectives of the plan are 1) the acquisition of suitable assets of appropriate liquidity which will generate income and capital growth to meet current and future plan benefits, 2) to limit the risk of the assets failing to meet the long term liabilities of the plan and 3) to minimize the long term costs of the plan by maximizing the return on the assets. Performance is regularly evaluated by the Trustees and is based on actual returns achieved by the fund manager relative to its benchmark. The expected long-term rate of return for plan assets is based on analysis of historical data and future expectations relevant to the investments and consistency with the assumed rate of inflation implicit in the market.

The following table presents target allocation percentages and the fiscal year end percentage for each major category of plan assets:

	2010		2009
Asset Category	Target Allocation	Actual Allocation	Target Allocation	Actual Allocation

Equities	68%	59%	62%	42%
Bonds	23%	26%	25%	25%
Cash	0%	8%	5%	26%
Other	9%	7%	8%	7%
Total	100%	100%	100%	100%

The following table presents the fair value of plan assets by major categories using the same three-level hierarchy described in Note 2:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)	Total

Cash and cash equivalents	$16.8	$-	$-	$16.8
Equities:
Global equity securities	0.7	113.9	-	114.6
Insurance contracts	-	-	12.5	12.5
Fixed income bonds	9.6	46.5	-	56.1
Other	1.3	15.3	-	16.6
Total assets measured at fair value	$28.4	$175.7	$12.5	$216.6

For all of our plans the discount rates represent the rates at which benefits could have been settled at the measurement date and were determined based on an analysis of the investment returns underlying annuity contracts, or alternatively the rates of return currently available on high quality fixed interest investments for liability durations that match the timing and amount of the expected benefit payments. The source data used to determine the discount rates for the U.K. and Germany plans are based on the published iBoxx index of AA bond yields for durations of over 15 years. The yields at the plans’ measurement dates were approximately 5.25 to 5.46 percent. While no formal liability cash flow projections were made for these plans, the mean term of their liabilities was determined for assessing appropriate bond durations. Our plan in Taiwan is not material.

Net annual periodic pension cost of these non-U.S. defined benefit pension plans is presented in the following table:

(In Millions)	2010	2009	2008

Service cost of benefits earned during the year	$2.8	$3.2	$5.1
Plan participant contributions	(0.8)	(0.8)	(1.1)
Interest cost on projected benefit obligation	15.5	15.0	15.9
Expected return on plan assets	(13.3)	(16.8)	(19.7)
Net amortization and deferral	5.4	2.9	5.5
Net periodic pension cost	9.6	3.5	5.7
Plan settlement	-	-	0.2
Total net periodic pension cost	$9.6	$3.5	$5.9

Changes in the benefit obligations and plans assets are presented in the following table:

(In Millions)	2010	2009

PROJECTED BENEFIT OBLIGATION
Beginning balance	$252.5	$291.2
Service cost	2.8	3.6
Interest cost	15.5	18.7
Benefits paid	(6.7)	(8.5)
Actuarial gain	53.8	(1.7)
Exchange rate adjustment	(34.0)	(50.8)
Ending balance	$283.9	$252.5

PLAN ASSETS AT FAIR VALUE
Beginning balance	$199.8	$272.3
Actual return on plan assets	41.9	(39.8)
Company contributions	6.8	20.5
Plan participant contributions	0.8	0.8
Benefits paid	(6.7)	(8.0)
Exchange rate adjustment	(26.0)	(46.0)
Ending balance	$216.6	$199.8

FUNDED STATUS – BENEFIT OBLIGATION IN EXCESS OF PLAN ASSETS
Fiscal year end balance	$67.3	$52.7

ACCUMULATED BENEFIT OBLIGATION
Fiscal year end balance	$282.8	$251.8

Amounts recognized in the consolidated balance sheets:

(In Millions)	2010	2009

Other non-current liabilities	$67.3	$52.7

Accumulated other comprehensive loss	$(131.9)	$(123.5)

Amounts in accumulated other comprehensive loss that have not yet been recognized as components of net periodic pension cost:

(In Millions)	2010	2009

Transition asset	$1.1	$1.2
Actuarial loss	(133.0)	(124.7)
	$(131.9)	$(123.5)

The net periodic pension cost and projected benefit obligations were determined using the following assumptions:

	2010	2009	2008

NET PERIODIC PENSION COST
Discount rate	2.3%-6.5%	2.8%-6.2%	2.8%-5.2%
Rate of increase in compensation levels	0.0%-3.0%	1.8%-3.8%	1.8%-3.8%
Expected long-term return on assets	1.5%-7.5%	3.0%-7.5%	3.0%-7.5%

PROJECTED BENEFIT OBLIGATIONS
Discount rate	2.1%-5.5%	2.3%-6.5%	2.8%-6.2%
Rate of increase in compensation levels	1.0%-3.0%	1.0%-3.5%	1.8%-3.8%

Total contributions paid to these plans were $6.8 million in fiscal 2010, $15.4 million in fiscal 2009 and $33.6 million in fiscal 2008. We currently expect contributions to total approximately $5.2 million in fiscal 2011. This amount excludes any voluntary contribution, which is yet to be determined by management.

The following table presents the total expected benefits to be paid to plan participants for the next ten fiscal years as determined based on the same assumptions used to measure the benefit obligation at the end of the fiscal year:

(In Millions)

2011	$6.3
2012	6.8
2013	7.0
2014	7.3
2015	7.5
2016-2020	45.0
Total	$79.9

Amounts in accumulated other comprehensive loss expected to be recognized as components of net periodic pension cost over the next fiscal year:

(In Millions)

Amortization of net transition asset	$(0.2)

Amortization of net loss	$5.9

Note 13. Shareholders’ Equity

Stock Repurchase Programs

Fiscal 2010

During fiscal 2010, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we have a balance of $127.4 million remaining available for future stock repurchases at May 30, 2010. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Fiscal 2009

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

Dividends

We paid cash dividends of $75.7 million in fiscal 2010, $64.4 million in fiscal 2009 and $50.6 million in fiscal 2008. In June 2010, the Board of Directors declared a cash dividend of $0.08 per outstanding share of common stock, which was paid on July 12, 2010 to shareholders of record as of the close of business on June 21, 2010. On July 12, 2010, in connection with a regularly scheduled meeting, our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

Note 14. Share-based Compensation Plans

In September 2009, the shareholders of National approved the 2009 Incentive Award Plan (the 2009 Plan). The 2009 Plan replaces our four former equity compensation plans that provided share-based awards to employees and officers of the company (the 1977 Stock Option Plan, the 2007 Employees Equity Plan (EEP), the 2005 Executive Officer Equity Plan (EOEP) and the Executive Officer Stock Option Plan) and no further awards will be made to employees and officers under those plans. While new options can no longer be granted, there are options that are still outstanding under those plans. The 2009 Plan authorizes 16,000,000 shares of our common stock for issuance to eligible individuals in the form of stock options, restricted stock, restricted stock units, stock appreciation rights, performance awards, dividend equivalents, stock payments, deferred stock, other stock-based awards and performance-based awards. In addition to employees and officers of the company, members of our Board of Directors and consultants to the company are eligible to participate, as determined by the Compensation Committee of the Board of Directors. As of May 30, 2010, up to 13.2 million shares were available for future issuance of all equity awards under the 2009 Plan.

Stock Option Plans

The 2009 Plan provides for the grant of both nonqualified stock options and incentive stock options (as defined in the U.S. tax code). The 2009 Plan provides for the grant of stock options at fair market value on the date of grant. The term and vesting period of the stock options are set by the Compensation Committee of our Board of Directors. To date, options granted under the terms of the 2009 Plan expire no later than six years and one day after the date of grant and vest one-fourth of the total grant one year after grant and the rest in equal monthly installments over the next three years. The terms of stock options granted under the former equity compensation plans were similar to the 2009 Plan.

We have a director stock option plan that was approved by shareholders in fiscal 1998 which authorized the grant of up to 2,000,000 shares of common stock to eligible directors who are not employees of the company. Options were granted automatically upon approval of the plan by shareholders and were granted automatically to eligible directors upon their appointment to the board and subsequent election to the board by shareholders. In connection with the approval of amendments to the director stock plan in fiscal 2006, this plan was frozen and no new options can be granted under the plan. Options issued to directors under this plan vested in full after six months. Under this plan, options to purchase 350,000 shares of common stock with a weighted-average per share exercise price of $14.24 and weighted-average remaining contractual life of 2.3 years were outstanding and exercisable as of May 30, 2010. The aggregate intrinsic value of these fully vested shares was $0.7 million at May 30, 2010.

Under the former EOEP, options to purchase 1,280,000 shares of common stock were granted in fiscal 2010, options to purchase 565,000 shares of common stock were granted in fiscal 2009 and options to purchase 520,000 shares of common stock were granted in fiscal 2008. These shares are included in the amounts presented in the table that summarizes stock option activity. Grants will no longer be made under the EOEP.

As of May 30, 2010, under all equity compensation plans for stock options there were 44.4 million shares reserved for issuance. The following table summarizes the activity of common stock shares related to stock options granted during fiscal 2010, 2009 and 2008 under our equity plans (excluding the director stock option plan under which new options can no longer be granted):

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 27, 2007	55.2	$18.29
Granted	6.7	$27.26
Exercised	(5.9)	$12.84
Forfeited	(0.7)	$25.03
Expired	(0.8)	$28.06
Outstanding at May 25, 2008	54.5	$19.76
Granted	7.9	$18.35
Exercised	(3.9)	$9.82
Forfeited	(2.2)	$23.40
Expired	(2.5)	$23.64
Outstanding at May 31, 2009	53.8	$19.95
Granted	6.4	$13.12
Exercised	(4.4)	$11.42
Forfeited	(13.5)	$23.60
Expired	(11.4)	$26.69
Outstanding at May 30, 2010	30.9	$15.64

Expiration dates for options outstanding at May 30, 2010 range from June 1, 2010 to May 18, 2016.

The total intrinsic value of options exercised was $7.9 million in fiscal 2010, $27.8 million in fiscal 2009 and $79.2 million in fiscal 2008. Total unrecognized compensation cost related to stock option grants as of May 30, 2010 was $21.2 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The following table provides additional information about total options outstanding at May 30, 2010 under the stock option plans (excluding the director stock option plan):
	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted-Average Remaining Contractual Life (In Years)

Fully vested and
expected to vest	30.4	$15.68	$41.7	2.3

Currently exercisable	21.8	$16.13	$33.0	1.4

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

Under the terms of our stock purchase plan, we issued 1.8 million shares in fiscal 2010, 2.2 million shares in fiscal 2009 and 1.5 million shares in fiscal 2008 to employees for $19.2 million, $24.0 million and $26.0 million, respectively.  As of May 30, 2010 there were 4.8 million shares reserved for future issuance under the stock purchase plan.

Other Forms of Equity Compensation

The 2009 Plan provides for the grant of restricted stock and restricted stock units that are subject to restrictions which may be based exclusively on the passage of time or may also include performance conditions as determined by the Compensation Committee of our Board of Directors. Vesting for both restricted stock and restricted stock units can begin to occur six months after grant and the minimum full vesting period for non-performance contingent restricted shares is three years. The minimum vesting period for any performance contingent restricted shares is one year. Restricted stock and restricted stock units granted under the former EEP and restricted stock plan were also subject to restrictions based exclusively on the passage of time or included performance conditions and have similar vesting requirements. We use restricted stock awards as a retention vehicle for employees with technical skills and expertise that are important to us.

The following table provides a summary of activity during fiscal 2010 for grants of restricted stock not yet vested and restricted stock units under the restricted stock plan, the EEP and the 2009 Plan (excluding units granted with performance based restrictions):

	Number of Shares (In Millions)	Weighted-Average Grant-Date Fair Value

Outstanding at May 27, 2007	0.4	$22.62
Granted/Issued	0.2	$24.04
Vested	(0.1)	$21.73
Forfeited	-	$28.39
Outstanding at May 25, 2008	0.5	$23.21
Granted/Issued	0.8	$11.64
Vested	(0.1)	$19.46
Forfeited	(0.1)	$16.50
Outstanding at May 31, 2009	1.1	$15.59
Granted/Issued	2.1	$13.75
Vested	(0.1)	$24.24
Forfeited	(0.1)	$12.70
Outstanding at May 30, 2010	3.0	$13.96

The total fair value of restricted shares that vested in fiscal 2010, 2009 and 2008 was $2.1 million, $1.6 million and $2.8 million, respectively. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of May 30, 2010 was $26.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

We have a director stock plan, which has been approved by shareholders, that authorizes the issuance of up to 900,000 shares of common stock to eligible directors who are not employees of the company. The stock is issued automatically to eligible new directors upon their appointment to the board and to all eligible directors on their subsequent election to the board by shareholders. Directors may also elect to take their annual retainer fees for board membership and committee chairmanship in stock under the plan. The shares issued to the directors under the plan are restricted from transfer for between six and thirty-six months. As of May 30, 2010 we had issued 796,047 shares under the director stock plan and had reserved 103,953 shares for future issuances. Total unrecognized compensation cost related to non-vested shares under the director stock plan as of May 30, 2010 was $0.9 million, which is expected to be recognized over a weighted-average period of 2.3 years. We will continue to grant awards to members of our Board of Directors under the existing director stock plan until all remaining authorized shares have been used. At that time, future awards will then be granted under the 2009 Plan.

With respect to performance share units under the EOEP, 259,374 shares were issued upon completion in July 2009 of the third two-year performance period. Targets for a fifth two-year performance period were established in July 2009 and will be measured after the end of fiscal 2011. In addition, targets for a one-year performance period were established, which will be measured after the end of fiscal 2010, but requires a two-year vesting period. In fiscal 2009, no shares were issued upon completion in July 2008 of the second two-year performance period because minimum performance thresholds were not achieved and in fiscal 2008, 1,005,000 shares were issued upon completion in July 2007 of the first performance period. Total unrecognized compensation cost related to unvested performance share units as of May 30, 2010 was $12.4 million, which is expected to be recognized over a weighted-average period of 1.0 years.

After the end of fiscal 2010, the fourth two-year performance period was measured upon its completion and since minimum performance thresholds were not achieved, no shares were issued in July 2010. Under the 2009 Plan, targets for a sixth two-year performance period were established in June 2010 and will be measured after the end of fiscal 2012.

 In November 2008, the Compensation Committee of our Board of Directors approved retention arrangements for each of our executive officers that cover the ensuing two-year period and provide each executive officer with a cash award to be paid on or about November 30, 2010. The amount of the cash award is based on the average daily closing price of our common stock for the second fiscal quarter ending November 28, 2010, which amount increases depending on five specified stock price ranges that fall between a minimum and maximum price as set forth under each arrangement. The cash award is considered a share-based payment award and measured at fair value since the award is indexed to the price of our common stock. We measure compensation expense based on the estimated fair value of the cash award at the end of each reporting period and include that amount in share-based compensation expense. To calculate fair value, we use the Monte Carlo valuation method which estimates the probability of the potential payouts. The fair value of the cash award is amortized over the retention period and recognized as a liability reported in accrued expenses in the consolidated balance sheet as of May 30, 2010. Total unrecognized compensation cost related to the executive officer retention awards at May 30, 2010 was $2.9 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock Option Exchange Program

We completed a stock option exchange program in November 2009. Like many companies, we had experienced a significant decline in our stock price during calendar 2008 and 2009 as a result of the global financial and economic crisis. Our employees held stock options with exercise prices significantly above the recent trading prices of our common stock. The stock option exchange program offered our employees the opportunity to surrender certain of those outstanding stock options for cancellation in exchange for a number of restricted stock units to be granted under the 2009 Plan having a value roughly equivalent to the value of the options exchanged. Named executive officers and members of our Board of Directors were not eligible to participate in the option exchange program.

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

Under the exchange program, eligible stock options to purchase an aggregate of 12,830,732 shares held by 1,713 employees were cancelled. Of this amount, eligible options to purchase 11,988,793 shares were cancelled and exchanged for a total of 1,670,944 new restricted stock units on November 16, 2009. The aggregate fair value of the restricted stock units was $22.7 million based on the closing price of our common stock on the exchange date. These restricted stock units will vest ratably each year for four years unless the exchanged stock options were fully vested, in which case they will vest ratably each year for three years. Under the terms of the exchange program, a cash payment was offered for the surrender of eligible stock options for which application of the exchange ratios would result in the issuance of less than 100 restricted stock units. Eligible options to purchase 841,939 shares were cancelled in exchange for an aggregate $1.3 million cash payment made to employees on November 16, 2009. As a result of the cash payments, share-based compensation expense in fiscal 2010 includes an incremental expense of $1.7 million.

Note 15. Commitments and Contingencies

Commitments

We lease certain facilities and equipment under operating lease arrangements. Rental expenses under operating leases were $24.5 million, $29.8 million and $31.9 million in fiscal 2010, 2009 and 2008, respectively.

Future minimum commitments under non-cancelable operating leases are as follows:

(In Millions)

2011	$15.0
2012	7.8
2013	5.0
2014	3.3
2015	2.4
2016 and thereafter	2.0
Total	$35.5

        In October 2009, we entered into a five-year warehouse services agreement with a local supplier in Singapore who will provide warehousing and distribution services for our finished products. Under the terms of the agreement, we are committed to purchase services based on the delivery of a minimum volume of our finished products at specified rates (depending on the volume delivered) as determined in the agreement. The minimum purchases under the agreement are $3.1 million in each of the next 4 years (fiscal 2011 through 2014) and a remaining $1.3 million in fiscal 2015. We purchased $3.9 million of warehouse services under this agreement in fiscal 2010.

We have an agreement with a local energy supplier in Maine to purchase electricity for our manufacturing facility located there. The agreement began in January 2006 and is a five-year term full requirement contract with no minimum purchase commitments. The agreement allows for a fixed purchase price if the annual volume purchased falls within a specified range as determined by the terms of the agreement. In fiscal 2010, 2009 and 2008, we purchased $8.9 million, $8.8 million and $9.7 million, respectively, for electricity usage under this agreement. We also had an agreement with a local energy supplier in Texas to purchase electricity for our manufacturing facility located there. The agreement was a three-year bulk contract where service began in June 2006. However, the agreement was terminated prior to its expiration since our level of future electricity usage was expected to be significantly reduced due to the action announced in January 2008 to modernize our facilities and rationalize the capacity in our manufacturing plants. We paid a $1.0 million penalty fee and entered into a separate agreement with the same supplier for the purchase of electricity for the remainder of the service period provided under the former agreement. The new agreement, which expired at the end of fiscal 2009, required us to purchase a minimum level of electricity at a specified price as determined by the terms of the agreement. Under that agreement, we purchased a total of $6.0 million for electricity usage in fiscal 2009 and a total of $5.5 million for electricity usage under both agreements in fiscal 2008.

We have an agreement with a supplier in Malacca, Malaysia to purchase industrial gases for our manufacturing facility located there. The agreement began in May 2007 and runs through May 2022. Under the terms of the agreement we can purchase up to a certain monthly volume of gas products based on specified prices as determined by the terms of the agreement. The agreement permits the review of these prices every five years if such prices vary by more or less than 10 percent of fair market value. Minimum purchases under the agreement are $506 thousand in each of the next 5 years (fiscal 2011 through 2015) and a remaining $3.5 million in fiscal 2016 and thereafter. We purchased $1.0 million of gas products under this agreement in both fiscal 2010 and 2009. In fiscal 2008, we purchased $0.9 million of gas product.

We are party to a master operating lease agreement for capital equipment under which individual operating lease agreements are executed as the delivery and acceptance of scheduled equipment occurs. The required future minimum lease payments under these operating leases are included in the table above. These individual operating lease agreements under the master lease provide for guarantees of the equipment’s residual value at the end of their lease terms for up to a maximum of $4.1 million. At May 30, 2010, the fair value of the lease guarantees was $0.1 million and is included in other non-current liabilities.

Contingencies -- Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during fiscal 2010, 2009 and 2008.

We have also retained responsibility for environmental matters connected with businesses we sold in fiscal 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

Our federal tax returns for fiscal 2007 through 2009 are currently under examination by the IRS. In addition, the IRS will audit our amended federal tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

Other Matters

In May 2008, eTool Development, Inc. and eTool Patent Holdings Corporation (collectively eTool) brought suit in the U.S. District Court for the Eastern District of Texas alleging that our WEBENCH® online design tools infringe an eTool patent and seeking an injunction and unspecified amounts of monetary damages (trebled because of the alleged willful infringement), attorneys’ fees and costs. In December 2008, eTool amended the complaint and counterclaims to include our SOLUTIONS online tool in its allegations of infringement of the eTool patent. We filed an answer to the amended complaint and counterclaims for declaratory judgment of non-infringement and invalidity of the patent. On February 27, 2009, the Court held a scheduling conference setting a claim construction hearing for August 2011 and a jury trial for January 2012. eTool served its infringement contentions in March 2009 and we served our invalidity contentions in May 2009. Both parties exchanged initial disclosures on May 29, 2009. The discovery phase of the case is now open and ongoing. In February 2010, we filed our inter partes reexamination petition with the United States Patent and Trademark Office (PTO), seeking a determination that the ‘919 patent is invalid. On March 15, 2010, the PTO issued a communication granting our inter partes reexamination petition. The inter partes proceeding is ongoing. On June 8, 2010, eTool filed its second amended complaint removing the infringement allegations against our SOLUTIONS online tool. We answered eTool’s second amended complaint on June 25, 2010. We intend to contest the case through all available means.

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

Note 16. Segment and Geographic Information

We design, develop, manufacture and market a wide range of semiconductor products, most of which are analog and mixed-signal integrated circuits. We are organized by various product line business units. For segment reporting purposes, each of our product line business units represents an operating segment as defined under ASC Topic 280, “Segment Reporting,” and our Chief Executive Officer is considered the chief operating decision-maker. Business units that have similarities, including economic characteristics, underlying technology, markets and customers, are aggregated into larger segments. For fiscal 2010, our Analog segment, which accounted for 94 percent of net sales, is the only operating segment that meets the criteria of a reportable segment. Operating segments that do not meet the criteria of a reportable segment are combined under “All Others.”

Product line business units that make up the Analog segment include high speed products, precision signal path, and power management which includes three different business units (infrastructure power, mobile devices power and performance power products). These business units represent the core analog focus and receive the majority of our research and development investment funds. The Analog segment is focused on utilizing our analog and mixed-signal design expertise to develop high-performance building blocks and integrated solutions aimed at end markets, such as wireless handsets (including smart phones) and other portable devices, and at applications for broader markets, such as industrial and medical, automotive, network infrastructure and photovoltaic systems.

Aside from these operating segments, our corporate structure in fiscal 2010, 2009 and 2008 also included the centralized Worldwide Marketing and Sales Group, the Key Market Segments Group, the Technology Development Group, the Manufacturing Operations Group, and the Corporate Group. Certain expenses of these groups are allocated to the operating segments and are included in their segment operating results.

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

The following table presents specified amounts included in the measure of segment operating results or the determination of segment assets:

(In Millions)	Analog Segment	All Others	Total

2010
Net sales to external customers	$1,329.1	$90.3	$1,419.4
Income (loss) before income taxes	$321.9	$(53.3)	$268.6
Depreciation and amortization	$4.9	$89.6	$94.5
Share-based compensation expense	$19.0	$54.8	$73.8
Interest income	$-	$1.8	$1.8
Interest expense	$-	$60.3	$60.3
Loss on extinguishment of debt	$-	$2.1	$2.1
Net loss on derivative instrument in fair value hedge	$-	$2.2	$2.2
Total assets	$177.7	$2,097.1	$2,274.8

2009
Net sales to external customers	$1,334.9	$125.5	$1,460.4
Income (loss) before income taxes	$247.0	$(133.4)	$113.6
Depreciation and amortization	$6.0	$113.8	$119.8
Share-based compensation expense	$23.5	$47.4	$70.9
Interest income	$-	$10.4	$10.4
Interest expense	$-	$72.7	$72.7
In-process research and development charge	$2.9	$-	$2.9
Total assets	$187.5	$1,775.8	$1,963.3

2008
Net sales to external customers	$1,695.9	$190.0	$1,885.9
Income before income taxes	$450.9	$0.3	$451.2
Depreciation and amortization	$7.1	$125.6	$132.7
Share-based compensation expense	$26.5	$63.2	$89.7
Interest income	$-	$33.8	$33.8
Interest expense	$-	$85.5	$85.5
Gain on sale of manufacturing plant assets	$-	$3.1	$3.1
Litigation settlement	$-	$3.3	$3.3
Total assets	$197.1	$1,952.0	$2,149.1

The information in the table above for fiscal 2009 and 2008 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2010. Sales for the category “All Others,” includes sales from non-analog business units that are no longer a part of our core focus, as well as some sales generated from foundry and contract service arrangements.

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

       Our revenues from external customers are derived from the sales of semiconductor product and engineering-related services. For fiscal 2010, 2009 and 2008, sales from engineering-related services were immaterial and are included with semiconductor product sales. Our semiconductor product sales consist of integrated circuit components and are considered a group of similar products.

Net sales to major customers as a percentage of total net sales were as follows:

	2010	2009	2008

Distributor:
Avnet	17%	15%	15%
Arrow	15%	13%	12%

OEM:
Nokia	*	*	11%

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

The following tables provide geographic sales and asset information by major countries within the main geographic areas:
(In Millions)	2010	2009	2008

Net sales:
United States	$334.9	$341.1	$385.5

Foreign locations:
People’s Republic of China	450.5	462.3	573.8
Singapore	192.7	231.5	309.9
Japan	124.0	115.4	200.6
Germany	317.3	310.1	204.4
United Kingdom (1)	-	-	211.7
	1,084.5	1,119.3	1,500.4
Total net sales	$1,419.4	$1,460.4	$1,885.9

Long-lived assets:
United States	$244.1	$294.1	$358.2

Foreign locations:
Malaysia	66.3	69.9	93.8
United Kingdom	77.0	72.9	72.1
Rest of World	2.7	24.9	33.2
	146.0	167.7	199.1
Total long-lived assets	$390.1	$461.8	$557.3

(1) Beginning in fiscal 2009, we no longer report sales in the United Kingdom since our European sales operations were consolidated and are now in Munich, Germany.

Note 17. Financial Information by Quarter (Unaudited)

The following table presents the unaudited quarterly information for fiscal 2010 and 2009:

	Fourth	Third	Second	First
(In Millions, Except Per Share Amounts)	Quarter	Quarter	Quarter	Quarter

2010
Net sales	$398.5	$361.9	$344.6	$314.4
Gross margin	$274.3	$243.7	$225.0	$192.2
Net income	$79.2	$53.2	$47.0	$29.8

Earnings per share:
Net income:
Basic	$0.33	$0.22	$0.20	$0.13
Diluted	$0.33	$0.22	$0.20	$0.13

Weighted-average common and potential common shares outstanding:
Basic	238.0	237.3	236.6	233.6
Diluted	243.6	242.5	241.0	237.9

Common stock price - high	$16.00	$15.70	$16.20	$15.85
Common stock price - low	$13.12	$13.14	$12.52	$11.60

2009
Net sales	$280.8	$292.4	$421.6	$465.6
Gross margin	$163.6	$168.1	$277.4	$307.2
Net (loss) income	$(63.7)	$21.1	$36.3	$79.6

Earnings (loss) per share:
Net (loss) income:
Basic	$(0.28)	$0.09	$0.16	$0.35
Diluted	$(0.28)	$0.09	$0.16	$0.33

Weighted-average common and potential common shares outstanding:
Basic	230.1	228.4	228.0	229.8
Diluted	230.1	231.3	234.0	241.3

Common stock price - high	$14.00	$12.17	$22.51	$24.75
Common stock price - low	$9.31	$9.06	$9.02	$19.48

Our common stock is traded on the New York Stock Exchange. The quoted market prices are as reported on the New York Stock Exchange Composite Tape. At May 30, 2010, there were approximately 4,800 record holders of common stock. The graph showing the performance of our stock over the last five years can be found in Item 5 of this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited the accompanying consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 30, 2010 and May 31, 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended May 30, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule included in Item 15(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Semiconductor Corporation and subsidiaries as of May 30, 2010 and May 31, 2009, and the results of their operations and their cash flows for each of the years in the three year period ended May 30, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has changed its method of accounting for the valuation of financial assets and liabilities at the beginning of fiscal year 2009 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, and, as discussed in note 12 to the consolidated financial statements, the Company has changed its method of accounting for the measurement date of its defined benefit pension plans in fiscal year 2009 due to the adoption of ASC Topic 715, Compensation–Retirement Benefits. Also, as discussed in note 11 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions at the beginning of fiscal year 2008 as a result of the adoption of ASC Topic 740, Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated July 20, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Mountain View, California

July 20, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
National Semiconductor Corporation:

We have audited National Semiconductor Corporation and subsidiaries’ (the Company) internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting in Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, National Semiconductor Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of May 30, 2010, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of National Semiconductor Corporation and subsidiaries as of May 30, 2010 and May 31, 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended May 30, 2010, and the related financial statement schedule, and our report dated July 20, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ KPMG LLP

Mountain View, California

July 20, 2010

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the company are being made only in accordance with authorization of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of May 30, 2010, the end of our 2010 fiscal year.  Management conducted its evaluation of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of such elements as the design and operating effectiveness of key reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our internal audit and finance personnel.

Based on our assessment, our management has concluded that our internal control over financial reporting was effective as of the end of our 2010 fiscal year. We reviewed the results of this assessment with the audit committee of our board of directors.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the fourth quarter of fiscal 2010, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information appearing in our Proxy Statement for the 2010 annual meeting of shareholders to be held on or about September 24, 2010 and which will be filed in definitive form pursuant to Regulation 14A on or about August 11, 2010 (the “2010 Proxy Statement”), is incorporated herein by reference:

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

ITEM 11. EXECUTIVE COMPENSATION

The information appearing in (i) the section titled “Executive Compensation” (including all related subcaptions thereof), (ii) under the subcaptions “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in the section titled “Corporate Governance, Board Meetings and Committees,” and (iii) in the section titled “Compensation Committee Report” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS

The information concerning the only known ownership of more than 5 percent of our outstanding common stock appearing in the section titled “Security Ownership of Certain Beneficial Owners” in the 2010 Proxy Statement is incorporated herein by reference. The information concerning the ownership of our equity securities by directors, certain executive officers and directors and officers as a group appearing under the caption “Security Ownership of Management” in the 2010 Proxy Statement is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes share and exercise price information about our equity compensation plans as of May 30, 2010.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders:
2009 Incentive Award Plan:
Options	743,000		$14.56
Restricted Stock	2,043,430		-
		2,786,430		13,203,570
Stock Option Plan		1,839,300	$15.09	-
Executive Officer Stock Option Plan		7,408,000	$14.11	-
Director Stock Option Plan		350,000	$14.24	-
2007 Employees Equity Plan:
Options		8,029,841	$14.60
Restricted Stock Units:
Time-based RSU	641,750
Performance-based RSU	15,000
		656,750	-	-
Employee Stock Purchase Plan			-	4,769,882
Director Stock Plan			-	103,953
2005 Executive Officer Equity Plan:
Options		1,894,000	$15.90	-
Performance Share Units at Target		1,670,000	-	-

Equity compensation plans not approved by security holders:
1997 Employees Stock Option Plan		10,955,328	$17.59	-
Total		35,589,649		18,077,405

Information about our Equity Compensation Plans not Approved by Stockholders

The 1997 Employees Stock Option Plan provided for the grant of non-qualified stock options to employees who are not executive officers of the company. Options were granted at the closing market price on the date of grant and can expire up to a maximum of six years and one day after grant or three months after termination of employment (up to five years after termination due to death, disability or retirement), whichever occurs first. Options can begin to vest after six months; all options granted in the last three fiscal years begin to vest after one year, with vesting completed on a monthly basis ratably over the next three years.  The plan was terminated in September 2007 and no further options can be granted thereunder.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information appearing under the subcaptions “Certain Relationships and Related Party Transactions” and “Director Independence” in the section titled “Corporate Governance, Board Meetings and Committees” in the 2010 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information presented in the section on the proposal relating to ratification of the appointment of the independent auditor, including the information concerning fees paid to KPMG LLP, appearing in the 2010 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. Financial Statements	Pages in this document
National Semiconductor Corporation and Subsidiaries
For each of the years in the three-year period ended May 30, 2010 – refer to Index in Item 8	41-86

(a) 2. Financial Statement Schedules
Schedule II - Valuation and Qualifying Accounts	93

All other schedules are omitted since the required information is inapplicable or the information is presented in the Consolidated Financial Statements or notes thereto.

(a) 3. Exhibits
The exhibits listed in the accompanying Index to Exhibits on page 96 to 98 of this report are filed as part of, or incorporated by reference into, this report.

NATIONAL SEMICONDUCTOR CORPORATION

SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

(In Millions)

Deducted from Receivables in the Consolidated Balance Sheets

Description	Doubtful Accounts	Returns	Allowances	Total

Balance at May 27, 2007	$ 1.2	$ 2.8	$ 28.4	$ 32.4
Additions charged against revenue	-	2.4	191.8	194.2
Additions charged against cost and expenses	0.1	-	-	0.1
Deductions	-	(3.1)	(198.2)	(201.3)
Balance at May 25, 2008	1.3	2.1	22.0	25.4
Additions charged against revenue	-	5.8	185.4	191.2
Additions charged against cost and expenses	-	-	-	-
Deductions	(0.2) (1)	(3.5)	(194.2)	(197.9)
Balance at May 31, 2009	1.1	4.4	13.2	18.7
Additions charged against revenue	-	2.2	230.1	232.3
Deductions	(0.7) (1)	(3.9)	(216.4)	(221.0)
Balance at May 30, 2010	$0.4	$2.7	$26.9	$30.0
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

NATIONAL SEMICONDUCTOR CORPORATION

Date: July 20, 2010	/S/ DONALD MACLEOD
Donald Macleod
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities stated and on the 20th day of July 2010.

Signature		Title
/S/	DONALD MACLEOD	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Donald Macleod
/S/	LEWIS CHEW	Senior Vice President, Finance and Chief Financial Officer (Principal Financial Officer)
Lewis Chew
/S/	JAMIE E. SAMATH	Vice President and Corporate Controller (Principal Accounting Officer)
Jamie E. Samath
/S/	WILLIAM J. AMELIO *	Director
William J. Amelio
/S/	STEVEN R. APPLETON *	Director
Steven R. Appleton
/S/	GARY P. ARNOLD *	Director
Gary P. Arnold
/S/	RICHARD J. DANZIG *	Director
Richard J. Danzig
/S/	JOHN T. DICKSON *	Director
John T. Dickson
/S/	ROBERT J. FRANKENBERG *	Director
Robert J. Frankenberg
/S/	MODESTO A. MAIDIQUE *	Director
Modesto A. Maidique
/S/	EDWARD R. McCRACKEN *	Director
Edward R. McCracken
/S/	RODERICK C. McGEARY *	Director
Roderick C. McGeary
/S/	WILLIAM E. MITCHELL *	Director
William E. Mitchell

*By	\s\ LEWIS CHEW
Lewis Chew, Attorney-in-Fact

Consent of Independent Registered Public Accounting Firm

The Board of Directors
National Semiconductor Corporation:

We consent to the incorporation by reference in the registration statements (No. 333-165803) on Form S-3 and (Nos. 33-48943, 33-54931, 33-55715, 33-61377, 333-09957, 333-26625, 333-36733, 333-48424, 333-63614, 333-77195, 333-109348, 333-119963, 333-122652, 333-129585, 333-146600, and 333-162367) on Form S-8 of National Semiconductor Corporation of our reports dated July 20, 2010, with respect to the consolidated balance sheets of National Semiconductor Corporation and subsidiaries (the Company) as of May 30, 2010 and May 31, 2009, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended May 30, 2010, and the related financial statement schedule, and the effectiveness of internal control over financial reporting as of May 30, 2010, which reports appear in the 2010 Annual Report on Form 10-K of National Semiconductor Corporation.

    Our report on the consolidated financial statements refers to the change in the Company’s method of accounting for the valuation of financial assets and liabilities at the beginning of fiscal year 2009 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification (ASC) Topic 820, Fair Value Measurements and Disclosures, and to the change in the Company’s method of accounting for the measurement date of its defined benefit pension plans in fiscal year 2009 due to the adoption of ASC Topic 715, Compensation – Retirement Benefits. Our report on the consolidated financial statements also refers to the change in the Company’s method of accounting for uncertain tax positions at the beginning of fiscal year 2008 as a result of the adoption of ASC Topic 740, Income Taxes.

/s/ KPMG LLP

Mountain View, California
July 20, 2010

INDEX TO EXHIBITS

The following documents are filed as, or hereby incorporated by reference, into this report:

3.1
Second Restated Certificate of Incorporation of National Semiconductor Corporation, as amended (incorporated by reference from the Exhibits to our Registration Statement on Form S-3, Registration No. 33-52775, which became effective March 22, 1994); Certificate of Amendment of Certificate of Incorporation dated September 30, 1994 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8, Registration No. 333-09957, which became effective August 12, 1996); Certificate of Amendment of Certificate of Incorporation dated September 22, 2000 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8, Registration No. 333-48424, which became effective October 23, 2000).

3.2
By-Laws of National Semiconductor Corporation, as amended and restated effective January 28, 2009 (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed January 29, 2009).

4.1	Form of Common Stock Certificate (incorporated by reference from the Exhibits to our Registration Statement on Form S-3 Registration No. 33-48935, which became effective October 5, 1992).
4.2
Indenture, dated as of June 18, 2007, by and between National Semiconductor Corporation and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference from the Exhibits to our Registration Statement on Form S-3, Registration No. 333-165803, filed on March 31, 2010).

4.3
Supplemental Indenture for 6.150% Senior Notes due 2012 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007); form of Global Note for 6.150% Senior Notes due 2012 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007).

4.4
Supplemental Indenture for 6.60% Senior Notes due 2017 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007); form of Global Note for 6.600% Senior Notes due 2017 (incorporated by reference from the Exhibits to our Form 8-K dated June 13, 2007, SEC File No. 001-06453, filed June 18, 2007).

4.5
Supplemental Indenture for 3.950% Senior Notes due 2015 (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed April 6, 2010); form of Global Note for 3.950% Senior Notes due 2015 (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed April 6, 2010).

10.1*	Fiscal 2009 Incentive Retention Program (incorporated by reference from our Current Report on Form 8-K, SEC File No. 001-06453, filed on November 26, 2008).
10.2*
Stock Option Plan, as amended effective February 26, 2007; form of stock option agreement used for options granted under the Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.3*
Executive Officer Stock Option Plan, as amended effective February 26, 2007; form of stock option agreement used for options granted under the Executive Officer Stock Option Plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.4*
Director Stock Plan as amended and restated effective August 13, 2005 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8, Registration No. 333-129585, filed November 9, 2005).

10.5*
Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005); form of stock option agreement used for options granted under the Director Stock Option Plan (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 28, 2004, SEC File No. 001-06453, filed January 6, 2005).

10.6*	Board Retirement Policy (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).

10.7*	Preferred Life Insurance Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).
10.8*	Retired Officers and Directors Health Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 28, 2006, SEC File No. 001-06453, filed July 27, 2006).
10.9*
Executive Staff Long Term Disability Plan as amended January 1, 2002 as restated July 2002 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002, SEC File No. 001-06453, filed January 6, 2003).

10.10*
Form of Change of Control Employment Agreement entered into with certain executive officers of National Semiconductor Corporation (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25, 2007, SEC File No. 001-06453, filed January 4, 2008); form of Amended and Restated Change of Control Employment Agreement entered into with certain executive officers of National Semiconductor Corporation (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2008, SEC File No. 001-06453, filed July 23, 2008).

10.11*
National Semiconductor Deferred Compensation Plan as amended and restated effective as of January 1, 2008 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 25, 2007, SEC File No. 001-06453, filed January 4, 2008).

10.12*
Restricted Stock Plan as amended effective July 18, 2007 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 27, 2007, SEC File No. 001-06453, filed July 26, 2007); form of agreements used for grants of restricted stock, restricted stock units and performance based restricted stock units under the Restricted Stock Plan (incorporated by reference from the Exhibits to our Form 8-K dated July 18, 2006, SEC File No. 001-06453, filed July 20, 2006).

10.13*
1997 Employees Stock Option Plan, as amended effective February 26, 2007; form of stock option agreement used for options granted under the 1997 Employees Stock Option plan (both incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 25, 2007, SEC File No. 001-06453, filed April 5, 2007).

10.14*
Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the year ended May 26, 2002, SEC File No. 001-06453, filed August 16, 2002); Amendments One to Seven to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 30, 2004, SEC File No. 001-06453, filed August 11, 2004); Amendment Eight to Retirement and Savings Program (incorporated by reference from the Exhibits to our Form 8-K dated September 22, 2005, SEC File No. 001-06453, filed September 22, 2005).

10.15*
Executive Physical Exam Plan effective January 1, 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended November 24, 2002, SEC File No. 001-06453, filed January 6, 2003).

10.16*	Executive Preventive Health Program, January 2003 (incorporated by reference from the Exhibits to our Form 10-Q for the quarter ended February 23, 2003, SEC File No. 001-06453, filed April 2, 2003).
10.17*
2005 Executive Officer Equity Plan as amended effective September 28, 2007 (incorporated by reference from the Exhibits to our Registration Statement on Form S-8, Registration No. 333-122652, filed October 10, 2007); form of option grant agreement under 2005 Executive Officer Equity Plan and form of performance share unit award agreement under 2005 Executive Officer Equity Plan (both incorporated by reference from the Exhibits to our amended Form 8-K, SEC File No. 001-06453, filed October 2, 2007).

10.18*	Director Compensation Arrangements (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed September 30, 2005).
10.19*	Executive Financial Counseling Plan (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 29, 2005, SEC File No. 001-06453, filed August 9, 2005).
10.20*
Corporate Aircraft Time Share Policy as amended effective May 26, 2008 (incorporated by reference from the Exhibits to our Form 10-K for the fiscal year ended May 25, 2008, SEC File No. 001-06453, filed July 23, 2008).

10.21*
National Semiconductor Corporation Executive Officer Incentive Plan, as amended effective July 15, 2009 (incorporated by reference from Appendix A to our Definitive Proxy Statement on Schedule 14A, SEC File No. 001-06453, filed August 11, 2009).

10.22*
National Semiconductor Corporation 2009 Incentive Award Plan, as adopted by the Board of Directors on July 15, 2009 and approved by the stockholders on September 25, 2009 (incorporated by reference from the Exhibit to our Form 8-K, SEC File No. 001-06453, filed October 1, 2009).

10.23*
Retirement and Consulting Agreement, dated as of October 21, 2009, by and between Brian L. Halla and National Semiconductor Corporation (incorporated by reference from the Exhibits to our Form 8-K, SEC File No. 001-06453, filed October 26, 2009).

10.24	Eleventh Amendment to Credit Agreement (Multicurrency) dated as of October 26, 2009 by and between National Semiconductor Corporation and Bank of America, N.A.
10.25	Credit Agreement (Multicurrency) dated October 30, 2000 between National Semiconductor Corporation and Bank of America, N.A.
21.1	List of Subsidiaries and Affiliates.
23.1	Consent of Independent Registered Public Accounting Firm (included in Part IV).
24.1	Power of Attorney.
31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.
32.1	Section 1350 Certifications.
* Management contract or compensatory plan or arrangement.