Form 10-Q
period 2010-08-29
NATIONAL SEMICONDUCTOR CORP
filed 2010-09-28
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 29, 2010.

or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to                   .

Commission File Number: 1-6453

National Semiconductor Corporation

(Exact name of registrant as specified in its charter)

DELAWARE	95-2095071
(State of Incorporation)	(I.R.S. Employer Identification No.)

2900 SEMICONDUCTOR DRIVE, P.O. BOX 58090
SANTA CLARA, CALIFORNIA	95052-8090
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at August 29, 2010
Common stock, par value $0.50 per share	239,566,095

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 29, 2010	Aug. 30, 2009
	(Unaudited)
Net sales	$412.0	$314.4
Cost of sales	120.0	122.2
Gross margin	292.0	192.2

Research and development	71.3	65.3
Selling, general and administrative	70.0	73.0
Severance and restructuring expenses, net	9.8	5.7
Other operating expense (income), net	0.1	(2.0)
Operating expenses, net	151.2	142.0

Operating income	140.8	50.2

Interest income	0.6	0.5
Interest expense	(13.0)	(15.7)
Other non-operating (expense) income, net	(2.4)	3.3

Income before taxes	126.0	38.3
Income tax expense	37.2	8.5

Net income	$88.8	$29.8

Earnings per share:
Basic	$0.37	$0.13
Diluted	$0.36	$0.13

Weighted-average common and potential common shares outstanding:
Basic	238.8	233.6
Diluted	244.6	237.9

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Aug. 29, 2010	May 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$778.7	$1,027.0
Receivables, less allowances of $30.2 in fiscal 2011 and $30.0 in fiscal 2010	114.2	98.2
Inventories	126.7	118.6
Deferred tax assets	69.7	70.3
Other current assets	150.5	156.8
Total current assets	1,239.8	1,470.9

Property, plant and equipment, net	401.9	390.1
Goodwill	68.3	66.1
Deferred tax assets, net	244.4	245.5
Other assets	114.3	102.2
Total assets	$2,068.7	$2,274.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$27.7	$276.5
Accounts payable	56.5	49.8
Accrued liabilities	146.0	204.5
Income taxes payable	33.3	17.6
Total current liabilities	263.5	548.4

Long-term debt	1,013.6	1,001.0
Long-term income taxes payable	179.9	175.3
Other non-current liabilities	127.7	124.2
Total liabilities	1,584.7	1,848.9

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value. Authorized 850,000,000 shares.
Issued and outstanding:
239,566,095 in fiscal 2011 and 239,071,512 in fiscal 2010	119.8	119.5
Additional paid-in-capital	200.9	188.3
Retained earnings	296.0	250.3
Accumulated other comprehensive loss	(132.7)	(132.2)
Total shareholders’ equity	484.0	425.9
Total liabilities and shareholders’ equity	$2,068.7	$2,274.8

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009
	(Unaudited)
Cash flows from operating activities:
Net income	$88.8	$29.8
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	19.5	24.3
Share-based compensation	13.5	13.8
Excess tax benefit from share-based payment arrangements	(0.4)	(0.1)
Tax expense associated with stock options	(4.7)	(2.5)
Gain on investments	—	(3.3)
Non-cash restructuring recovery	—	(0.1)
(Gain) loss on disposal of equipment	(1.4)	0.7
Impairment of equipment and other assets	3.2	—
Other, net	3.8	1.7
Changes in certain assets and liabilities, net:
Receivables	(16.0)	(14.4)
Inventories	(7.7)	11.1
Other current assets	(2.8)	(8.0)
Accounts payable and accrued liabilities	(75.6)	(10.9)
Current and deferred income taxes	21.7	(18.8)
Other non-current liabilities	3.3	8.3

Net cash provided by operating activities	45.2	31.6
Cash flows from investing activities:
Purchase of property, plant and equipment	(23.4)	(5.9)
Proceeds from sale of property, plant and equipment	4.1	—
Business acquisition, net of cash acquired	(4.1)	—
Funding of benefit plan	(2.6)	(0.5)
Redemption and net realized losses of benefit plan	0.4	1.4
Other, net	—	(0.2)

Net cash used in investing activities	(25.6)	(5.2)
Cash flows from financing activities:
Repayment of debt	(250.0)	(15.6)
Payment on software license obligations	(3.2)	(3.2)
Excess tax benefit from share-based payment arrangements	0.4	0.1
Minimum tax withholding paid on behalf of employees for net share settlements	(0.1)	(1.4)
Issuance of common stock	4.1	46.2
Cash dividends paid	(19.1)	(18.7)

Net cash (used in) provided by financing activities	(267.9)	7.4
Net change in cash and cash equivalents	(248.3)	33.8
Cash and cash equivalents at beginning of period	1,027.0	700.3
Cash and cash equivalents at end of period	$778.7	$734.1

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

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial position and results of operations of National Semiconductor Corporation and our wholly-owned subsidiaries. You should not expect interim results of operations necessarily to be indicative of the results for the full fiscal year. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires us to make estimates and assumptions that affect the amounts reported in these unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates. This report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Numerator:
Net income	$88.8	$29.8

Denominator:
Weighted-average common shares outstanding used for basic earnings per share	238.8	233.6

Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	5.8	4.3

Weighted-average common and potential common shares outstanding used for diluted earnings per share	244.6	237.9

Anti-dilutive common equivalent shares:
Stock options:
Number of shares	18.9	43.6

Weighted-average exercise price	$18.04	$22.17

Anti-dilutive common equivalent shares are not included in the calculation of diluted earnings per share. For the first quarter of fiscal 2011 and 2010, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at August 29, 2010 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-based Compensation

Share-based compensation expense included in operating results is presented in the following table:

	Three Months Ended
(In Millions, Except Per Share Amounts)	Aug. 29, 2010	Aug. 30, 2009

Cost of sales:
Gross compensation	$2.1	$2.7
Capitalized in inventory during the period	(1.9)	(1.9)
Realized from inventory during the period	1.7	2.4
	1.9	3.2
Research and development	3.9	4.4
Selling, general and administrative	8.0	8.5

Total share-based compensation included in income before taxes	13.8	16.1
Income tax benefit	(4.6)	(4.7)

Total share-based compensation, net of tax, included in net income	$9.2	$11.4

Share-based compensation effects on earnings per share:
Basic	$0.04	$0.05
Diluted	$0.04	$0.05

Share-based compensation capitalized in inventory	$1.2	$1.0

Total gross share-based compensation	$14.0	$15.6

The fair value of share-based awards to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended
	Aug. 29, 2010	Aug. 30, 2009
Stock Option Plans:
Expected life (in years)	3.8	3.8
Expected volatility	41%	46%
Risk-free interest rate	1.4%	1.9%
Dividend yield	2.2%	2.3%

The weighted-average fair value of stock options granted during the first quarter of fiscal 2011 was $4.01 per share and during the first quarter of fiscal 2010 was $4.03 per share.  There were no rights granted under the stock purchase plan in the first quarter of fiscal 2011 and 2010.

The fair value of cash awards in connection with the executive officer retention arrangements was estimated using the Monte Carlo valuation method that used the following closing stock price and weighted-average assumptions as of:

	Aug. 29, 2010	May 30, 2010
Executive Officer Retention Awards:
Closing stock price	$13.00	$14.05
Remaining term (in years)	0.3	0.5
Expected volatility	36%	32%
Risk-free interest rate	0.1%	0.2%
Dividend yield	2.6%	2.3%

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

Note 2. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which the transaction to sell the asset or transfer the liability would occur and the assumptions that market participants would use in pricing the asset or liability. We measure fair value to record our cash equivalents, derivative financial instruments and the deferred compensation plan assets. The measurement of fair value for our long-term debt is used to provide disclosure under ASC Topic 825, “Financial Instruments.” We do not measure fair value to record the carrying value of our long-term debt, except for the debt associated with our interest rate swap that is subject to hedge accounting (See Note 3 to the Condensed Consolidated Financial Statements). Our non-financial assets subject to fair value measurements include goodwill and amortizable intangible assets, which are measured and recorded at fair value in the period they are acquired or determined to be impaired, and property, plant and equipment, which is measured and recorded at fair value in the period it is determined to be impaired.

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

Level 3 assets and liabilities include goodwill, amortizable intangible assets, and property, plant and equipment where we determine fair value based on unobservable inputs using the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the liability.

Assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Balance at August 29, 2010
Cash and cash equivalents:
Institutional money-market funds	$228.1	$—	$228.1
Commercial paper	—	20.0	20.0
	228.1	20.0	248.1
Other assets:
Investment funds — Deferred compensation plan assets:
Institutional money-market funds	8.2	—	8.2
Mutual funds	33.6	—	33.6
Marketable equity securities	0.7	—	0.7
	42.5	—	42.5
Derivative assets — Interest rate swap	—	11.7	11.7
Total assets measured at fair value	$270.6	$31.7	$302.3

Accrued liabilities:
Derivative liabilities — Forward contracts	$—	$0.5	$0.5
Total liabilities measured at fair value	$—	$0.5	$0.5

Balance at May 30, 2010
Cash and cash equivalents:
Institutional money-market funds	$216.6	$—	$216.6
Commercial paper	—	79.9	79.9
	216.6	79.9	296.5
Other current assets:
Derivative assets — Forward contracts	—	0.6	0.6
Other assets:
Investment funds — Deferred compensation plan assets:
Institutional money-market funds	6.9	—	6.9
Mutual funds	32.6	—	32.6
Marketable equity securities	0.8	—	0.8
	40.3	—	40.3
Derivative assets — Interest rate swap	—	1.6	1.6
Total assets measured at fair value	$256.9	$82.1	$339.0

There were no transfers between level 1 and level 2 financial assets and liabilities in fiscal 2011 and 2010.

The institutional money-market funds and the various investment funds within our deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of the quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments. The fair value of foreign currency forward contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of the interest rate swap is based on a commonly used valuation model that includes significant observable inputs, such as interest rate yield curves and discount rates commensurate with the six-month LIBOR interest rates, as well as the creditworthiness of the counterparties and our own nonperformance risk.

The fair value of our long-term debt (including the current portion) at August 29, 2010 was $1,128.9 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

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

We have an interest rate swap agreement that manages the exposure to interest rate changes from our $250 million senior unsecured notes due April 2015. The agreement effectively converts the fixed interest rate of the $250 million principal amount of senior unsecured notes to a floating interest rate. We have designated this swap agreement as a fair value hedge and recognize the changes in the fair value of both the swap and the related debt, which we record as gains or losses on derivative instrument in fair value hedge included in other non-operating (expense) income, net.

The following table provides information about gains (losses) associated with our derivative financial instruments:

		Amount of Gains (Losses) Recognized in Income on Derivative			Amount of Losses Recognized in Income on Hedged Item
	Location of Gains	Three Months Ended		Location of Losses	Three Months Ended
	(Losses) Recognized in	Aug. 29,	Aug. 30,	Recognized in Income	Aug. 29,	Aug. 30,
(In Millions)	Income on Derivative	2010	2009	on Hedged Item	2010	2009

Fair value hedge:
Interest rate swap	Other non-operating income (expense), net	$10.1	$—	Other non-operating (expense) income, net	$(12.5)	$—
		$10.1	$—		$(12.5)	$—

Instruments without hedge accounting designation:
Forward contracts	Selling, general and administrative	$(1.0)	$(0.2)
Purchased options	Selling, general and administrative	—	(0.1)
		$(1.0)	$(0.3)

On September 23, 2010, we liquidated our interest rate swap for which we expect to receive proceeds of approximately $16 million. In the second quarter of fiscal 2011, this liquidation will result in a derecognition of the fair value hedge and a reduction of interest expense over the remaining term of the debt.

Fair Value and Notional Principal of Derivative Financial Instruments

The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of August 29, 2010 and May 30, 2010, and does not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information at August 29, 2010 and May 30, 2010. The table below shows the fair value and notional principal of derivative financial instruments at August 29, 2010 and May 30, 2010.

	Asset Derivatives			Liability Derivatives
(In Millions)	Balance Sheet Location	Notional Principal	Fair Value	Balance Sheet Location	Notional Principal	Fair Value

Balance at August 29, 2010
Fair value hedge:
Interest rate swap	Other assets	$250.0	$11.7

Instruments without hedge accounting designation:
Forward contracts	Other current assets	—	—	Accrued liabilities	$15.0	$0.5
Total		$250.0	$11.7		$15.0	$0.5

Balance at May 30, 2010
Fair value hedge:
Interest rate swap	Other assets	$250.0	$1.6

Instruments without hedge accounting designation:
Forward contracts	Other current assets	20.0	0.6
Total		$270.0	$2.2

Note 4. Condensed Consolidated Financial Statements Detail

Condensed Consolidated Balance Sheets

(In Millions)	Aug. 29, 2010	May 30, 2010

Receivable allowances:
Doubtful accounts	$0.4	$0.4
Returns and allowances	29.8	29.6
Total receivable allowances	$30.2	$30.0

Inventories:
Raw materials	$11.1	$9.5
Work in process	76.1	67.8
Finished goods	39.5	41.3
Total inventories	$126.7	$118.6

Other current assets:
Prepaid income taxes	$89.9	$90.0
Prepaid expenses	18.6	19.8
Assets held for sale	41.0	45.8
Other	1.0	1.2
Total other current assets	$150.5	$156.8

Property, plant and equipment:
Total property, plant and equipment	$2,201.3	$2,199.0
Less accumulated depreciation and amortization	(1,799.4)	(1,808.9)
Total property, plant and equipment, net	$401.9	$390.1

Other assets:
Debt issuance costs	$5.5	$5.8
Income tax receivable	41.7	41.7
Deferred compensation plan assets	42.5	40.3
Interest rate swap	11.7	1.6
Other	12.9	12.8
Total other assets	$114.3	$102.2

Accrued liabilities:
Payroll and employee related	$63.7	$127.3
Accrued interest payable	15.0	24.6
Severance and restructuring expenses	8.6	15.4
Dividends payable	24.0	—
Other	34.7	37.2
Total accrued liabilities	$146.0	$204.5

Other non-current liabilities:
Accrued pension cost	$68.9	$67.3
Deferred compensation plan liability	42.5	40.3
Other	16.3	16.6
Total other non-current liabilities	$127.7	$124.2

Condensed Consolidated Balance Sheets (Continued)

(In Millions)	Aug. 29, 2010	May 30, 2010

Accumulated other comprehensive loss:
Defined benefit pension plans	$(132.4)	$(131.9)
Other	(0.3)	(0.3)
Total accumulated other comprehensive loss	$(132.7)	$(132.2)

Condensed Consolidated Statements of Income

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Other operating expense (income), net:
Litigation settlement	$—	$(2.0)
Other	0.1	—
Total other operating expense (income), net	$0.1	$(2.0)

Other non-operating (expense) income, net:
Trading securities:
Change in net unrealized holding gains/losses	$—	$3.3
Total gain on investments	—	3.3
Net loss on derivative instrument in fair value hedge	(2.4)	—
Total other non-operating (expense) income, net	$(2.4)	$3.3

Note 5. Statements of Cash Flows Information

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$24.6	$27.7
Income taxes	$18.1	$35.9

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of software under license obligations	$0.4	$—
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$0.2	$1.4
Deposit applied to purchase equipment	$4.7	$—

Note 6. Cost Reduction Programs and Restructuring of Operations

We recorded a total net charge of $9.8 million for severance and restructuring expenses in the first quarter of fiscal 2011. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Three Months Ended August 29, 2010:
May 2010 business realignment:
Severance	$0.3	$0.5	$0.8
Impairment of equipment and other assets	1.2	—	1.2
	1.5	0.5	2.0
March 2009 workforce reduction and plant closures:
Other exit-related costs	—	6.6	6.6
Severance	—	0.1	0.1
Gain on sale of equipment	—	(0.9)	(0.9)
Impairment of equipment	—	2.0	2.0
	—	7.8	7.8
Total severance and restructuring expenses, net	$1.5	$8.3	$9.8

In connection with exit activities related to the realignment of certain product line business units originally announced in May 2010, we recorded a total charge of $2.0 million in the first quarter of fiscal 2011. The charge included $0.8 million for severance payments to 10 employees who were terminated in the first quarter of fiscal 2011 due to these exit activities. We also decided to discontinue the development of a product which was originally acquired with the purchase of ActSolar, Inc. in fiscal 2009. As a result, we recorded a charge of $1.2 million in the first quarter of fiscal 2011 to write off the intangible asset and certain equipment related to the development project that is no longer used. Remaining exit activities related to the product line business unit realignment are expected to be completed in early calendar 2011 and total cumulative charges are expected to be approximately $3 million to $4 million.

In connection with the workforce reduction and plant closures announced in March 2009, we recorded a total net charge of $7.8 million which includes severance costs of $0.1 million and other exit-related costs of $6.6 million associated with closure and transfer activities that occurred at our manufacturing sites in Texas and China during the first quarter of fiscal 2011. This charge was partially offset by a $0.9 million gain on the sale of certain Texas equipment. We also recorded a $2.0 million charge to write off certain Texas equipment previously classified as held for sale that remained unsold after completing a final public sale of the equipment. Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges (including the net charges incurred in fiscal 2011, 2010 and 2009) through August 29, 2010 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$46.3	$60.3
Other exit-related costs	—	38.6	38.6
Impairment of equipment	—	56.3	56.3
Gain on sale of equipment	—	(2.2)	(2.2)
Other equipment gain, net	—	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(4.8)	(5.2)

Total cumulative severance and restructuring expenses for the March 2009 workforce reduction and plant closures	$13.6	$133.0	$146.6

In fiscal 2010 we ceased production activity in both China and Texas. Remaining activities associated with the closures of the China and Texas manufacturing facilities are expected to continue over the next quarter. Once the closure activities are completed, we will continue to incur minimal ongoing expenses to maintain the facilities until they are sold. We expect to incur approximately $3 million to $8 million over the same period for other exit-related costs associated with these remaining activities. As a result, total charges for all actions announced in March 2009 are expected to be approximately $150 million to $155 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment, and will be included in the category described as “All Others.”

Since production activity in both China and Texas has ceased, we are actively engaged in locating buyers to purchase each of these manufacturing facilities and the existing machinery and equipment located in these facilities. As a result, all of the China and Texas plant assets have been classified as held for sale. As of August 29, 2010, the total carrying value of assets held for sale was $41.0 million and is reported in other current assets in the condensed consolidated balance sheet. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell). During the first quarter of fiscal 2011, activity related to assets held for sale included the sale of certain Texas equipment with a carrying value of $2.5 million and the write off of certain Texas equipment with a carrying value of $2.0 million. In addition, certain Texas equipment with a carrying value of $0.3 million (approximating fair value) was transferred to our manufacturing facility in Maine and reclassified as held and used.

The following table provides a summary of the activities through the first three months of fiscal 2011 related to severance and restructuring costs included in accrued liabilities:

	Fiscal 2010 Business Unit Realignment	Fiscal 2009 Workforce Reduction and Plant Closures
(In Millions)	Severance	Severance	Other Exit- Related Costs	Total

Balance at May 30, 2010	$1.7	$13.1	$0.6	$15.4
Severance and restructuring expenses	0.8	0.1	6.6	7.5
Cash payments	(1.0)	(6.3)	(6.8)	(14.1)
Exchange rate adjustment	(0.1)	(0.1)	—	(0.2)
Balance at August 29, 2010	$1.4	$6.8	$0.4	$8.6

During the first quarter of fiscal 2011 we paid severance to 115 employees in connection with exit activities as part of the business unit realignment announced in May 2010 and the plant closures. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China.

The balances at August 29, 2010 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the business unit realignment and the manufacturing plant closures. Payments for the remaining severance balances of $1.4 million related to the business unit realignment are expected to be paid in the next quarter and $6.8 million related to the plant closures are expected to be paid over the next 2 quarters as we complete the closures of our two manufacturing facilities. Most of those affected employees have departed by the end of our fiscal 2011 first quarter. Severance amounts are generally paid 30-60 days after the employee’s actual departure date or may be deferred until the beginning of the calendar year after their departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 7. Acquisition

In June 2010, we acquired substantially all of the assets of GTronix Inc. (GTronix), a fabless semiconductor company based in Fremont, California. GTronix’s proprietary analog technology provides very low-power solutions for noise cancellation in mobile applications such as wireless handsets and audio accessories. The acquisition of GTronix’ assets is intended to expand our existing audio portfolio. In addition, GTronix technology has potential for other broader applications in which low-power analog signal processing is important.

The acquisition was accounted for using the acquisition method of accounting with a purchase price of $4.5 million for the GTronix’s assets. The acquired assets constitute a business under FASB guidance and included primarily amortizable intangible assets, inventory and equipment. No liabilities were assumed in the transaction. The purchase price was allocated as follows:

(In Millions)	Total

Tangible assets	$0.2
Acquired developed technology	1.7
Other intangible assets	0.4
Goodwill	2.2
Total	$4.5

Goodwill from this acquisition is included in our Analog segment and it primarily represents the expected value of future technologies that have yet to be determined. Goodwill is expected to be deductible for tax purposes. Pro forma results of operations related to this acquisition have not been presented since GTronix’s operating results up to the date of acquisition were immaterial to our consolidated financial statements.

Note 8. Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balance at May 30, 2010	$58.8	$7.3	$66.1
Acquisition of GTronix	2.2	—	2.2
Balance at August 29, 2010	$61.0	$7.3	$68.3

Note 9. Income Taxes

Income tax expense of $37.2 million in the first quarter of fiscal 2011 was higher than the $8.5 million in the first quarter of fiscal 2010 primarily because of higher U.S. income in fiscal 2011 along with discrete tax benefits in fiscal 2010 that did not recur in fiscal 2011. In addition, the income tax expense in the first quarter of fiscal 2011 was higher due to the expiration of the federal research and development tax credit in fiscal 2010.

Note 10. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Service cost of benefits earned during the period	$0.7	$0.9
Plan participant contributions	—	(0.2)
Interest cost on projected benefit obligation	3.9	4.1
Expected return on plan assets	(4.0)	(3.4)
Net amortization and deferral	1.5	1.4
Net periodic pension cost	$2.1	$2.8

Total contributions paid to these plans were $0.4 million in the first quarter of fiscal 2011 and $0.5 million in the first quarter of fiscal 2010. We currently expect our total fiscal 2011 contribution to these plans to be approximately $6 million.

Note 11. Shareholders’ Equity

Stock Repurchase Programs

During the first quarter of fiscal 2011, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future stock repurchases as of August 29, 2010. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Dividends

We paid cash dividends of $19.1 million ($0.08 per outstanding share of common stock) in the first quarter of fiscal 2011. In the first quarter of fiscal 2010, we paid cash dividends of $18.7 million ($0.08 per outstanding share of common stock).

On July 14, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

Note 12. Share-based Compensation Plans

Stock Option Plans

In fiscal 2011, stock options were granted only from the 2009 Incentive Award Plan (the 2009 Plan), while stock options that were exercised, forfeited and expired represent stock options that were granted under the 2009 Plan and our former equity plans (1977 Stock Option Plan, the 2007 Employee Equity Plan (EEP), the 2005 Executive Officer Equity Plan (EOEP) and the Executive Officer Stock Option Plan). The following table summarizes the activity during the first quarter of fiscal 2011 of common stock shares related to stock options granted under all of our equity plans (excluding the director stock option plan):

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 30, 2010	30.9	$15.64
Granted	0.8	$14.57
Exercised	(0.5)	$7.91
Forfeited	(0.2)	$14.65
Expired	(3.9)	$19.52
Outstanding at August 29, 2010	27.1	$15.21

The total intrinsic value of options exercised in fiscal 2011 was $3.2 million in the first quarter. The total intrinsic value of options exercised in fiscal 2010 was $5.6 million in the first quarter. Total unrecognized compensation cost related to stock option grants as of August 29, 2010 was $20.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The following table provides additional information about total options outstanding under our stock option plans (excluding the director stock option plan) at August 29, 2010:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Life (In Years)

Fully vested and expected to vest	26.7	$15.24	$23.7	2.8

Currently exercisable	19.3	$15.50	$21.9	2.0

Other Stock Plans

In fiscal 2011, restricted stock shares and restricted stock units were granted from the 2009 Plan, while restricted stock shares and restricted stock units that were vested and forfeited represent restricted stock awards that were granted under the 2009 Plan and the former EEP and restricted stock plan. The following table provides a summary of activity during the first quarter of fiscal 2011 for grants of restricted stock not yet vested and restricted stock units under the 2009 Plan, the EEP and the restricted stock plan (excluding units granted with performance based restrictions):

	Number of Shares (In Millions)	Weighted-Average Grant-Date Fair Value

Outstanding at May 30, 2010	3.0	$13.96
Granted	1.5	$13.20
Vested	(0.1)	$22.51
Forfeited	(0.1)	$13.95
Outstanding at August 29, 2010	4.3	$13.61

The total fair value of restricted shares that vested in fiscal 2011 was $0.6 million in the first quarter. The total fair value of restricted shares that vested in fiscal 2010 was $0.2 million in the first quarter. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of August 29, 2010 was $38.6 million, which is expected to be recognized over a weighted-average period of 3.2 years.

In connection with the director stock plan, total unrecognized compensation cost as of August 29, 2010 related to non-vested awards granted under the plan was $0.8 million, which is expected to be recognized over a weighted-average period of 2.1 years.

With respect to performance share units under the EOEP, no shares were issued in July 2010 upon completion of the fourth two-year performance period since minimum performance thresholds were not achieved. Targets for a fifth two-year performance period that were established in July 2009 will be measured after the end of fiscal 2011. Targets for a one-year performance period that were also established in July 2009, were measured after the end of fiscal 2010, but require a two-year vesting period. Targets for a sixth two-year performance period were established in June 2010 and will be measured after the end of fiscal 2012. Total unrecognized compensation cost related to unvested performance share units as of August 29, 2010 was $13.9 million, which is expected to be recognized over a weighted-average period of 1.0 year.

Total unrecognized compensation cost as of August 29, 2010 related to the executive officer retention awards, which are indexed to the price of our common stock, was $1.3 million and is expected to be recognized over a weighted-average period of 0.3 year.

Note 13. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended August 29, 2010:
Sales to unaffiliated customers	$385.6	$26.4	$412.0

Segment income (loss) before taxes	$139.4	$(13.4)	$126.0

Three months ended August 30, 2009:
Sales to unaffiliated customers	$291.9	$22.5	$314.4

Segment income (loss) before taxes	$52.5	$(14.2)	$38.3

In the first quarter of fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit will concentrate its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and were renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units.  The information in the table above for the three months ended August 30, 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2011.

Operating segments that do not meet the criteria of a reportable segment are combined under the category “All Others.” Sales for the category “All Others,” include sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

Note 14.  Contingencies — Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the first quarter of fiscal 2011.

We have also retained responsibility for environmental matters connected with businesses we sold in fiscal 1996 and 1997. To date, the costs associated with the liabilities we have retained in these dispositions have not been material and there have been no related legal proceedings.

Tax Matters

The Internal Revenue Service is currently examining our federal tax returns for fiscal 2007 through 2009, as well as our amended federal tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. Internationally, tax authorities from several foreign jurisdictions are also examining our tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts of reserves such that the outcomes of these audits will have no material adverse effects on our financial statements.

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

Contingencies — Other

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II, “Item 1A.” “Risk Factors” and the “Outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A. of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission (SEC). We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended August 29, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

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

Approximately 94 percent of our net sales in the first quarter of fiscal 2011 came from Analog segment products. Beyond the general purpose analog categories defined by the World Semiconductor Trade Statistics or WSTS, we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. For more information on our business, see Part I, “Item 1. Business,” in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)             Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 71 percent of our semiconductor product sales were made to distributors in the first quarter of fiscal 2011, which includes approximately 9 percent of sales made through dairitens (fulfillment service providers) in Japan under local business practices. This compares to approximately 58 percent in fiscal 2010, which includes approximately 9 percent of sales made through dairitens in Japan under local business practices.  We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $4.8 million in the first quarter of fiscal 2011 and $3.8 million in the first quarter of fiscal 2010.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.1 million in the first quarter of fiscal 2011 and $0.5 million in the first quarter of fiscal 2010. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, “Segment Reporting.”  The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of August 29, 2010 our reporting units containing goodwill include our high speed products, mobile devices power, power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the general purpose analog categories as defined by WSTS. In the first quarter of fiscal 2011, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing and supply chain competence.

Net sales were higher in the first quarter of fiscal 2011 compared to net sales in the first quarter of fiscal 2010 due to improved business conditions as the global economy continues to slowly recover. As a result, factory utilization increased to 73 percent in the first quarter of fiscal 2011 compared to 46 percent in the first quarter of fiscal 2010. Our gross margin percentage was higher in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 and set a new record for the company at 70.9 percent. Our performance in gross margin percentage is primarily attributable to continued improvement in manufacturing efficiencies from higher capacity utilization and benefits from factory consolidation activities that were completed by the end of fiscal 2010. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

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

We continued with the dividend program in the first quarter of fiscal 2011, during which time we paid a total of $19.1 million in cash dividends. On July 14, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

The following table and discussion provide an overview of our operating results for the first quarter of fiscal 2011 and 2010:

	Three Months Ended
(In Millions)	Aug. 29, 2010	% Change	Aug. 30, 2009

Net sales	$412.0	31.0%	$314.4

Gross margin	$292.0		$192.2
As a % of net sales	70.9%		61.1%

Operating income	$140.8		$50.2
As a % of net sales	34.2%		16.0%

Net income	$88.8		$29.8
As a % of net sales	21.6%		9.5%

Net income in the first quarter of fiscal 2011 includes a net charge of $9.8 million for severance and restructuring expenses, of which $7.8 million relates to activities associated with the closures of our manufacturing facilities in Texas and China announced in March 2009 and $2.0 million relates to exit activities associated with the realignment of certain product line business units announced in May 2010 (See Note 6 to the Condensed Consolidated Financial Statements). The fiscal 2011 first quarter net income also includes $0.1 million of other operating expense (See Note 4 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Net income for the first quarter of fiscal 2010 included $5.7 million for severance and restructuring expenses primarily related to the closures of our manufacturing facilities in Texas and China announced in March 2009. It also includes $2.0 million of other operating income (see Note 4 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Share-based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $13.8 million in the first quarter of fiscal 2011 compared to $16.1 million in the first quarter of fiscal 2010. For further information and a description of our share-based compensation plans, see Note 1 and Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. Also see Note 1 and Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our share-based compensation plans and the effect of share-based compensation expense for the first quarter of fiscal 2011 and 2010.

Net Sales

	Three Months Ended
(In Millions)	Aug. 29, 2010	% Change	Aug. 30, 2009

Analog segment	$385.6	32.1%	$291.9
As a % of net sales	93.6%		92.8%

All others	$26.4	17.3%	$22.5
As a % of net sales	6.4%		7.2%

Total net sales	$412.0		$314.4
	100.0%		100.0%

In the first quarter of fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit will concentrate its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and was renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units. The information for the first quarter of fiscal 2010 has been reclassified to present segment information based on the structure of our operating segments in the first quarter of fiscal 2011.

Analog segment sales were higher in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to higher overall demand from customers as the global economy continues to slowly recover. Sales of products for the industrial, communications and networking, and mobile phone markets were the largest contributors to the growth in sales for the first quarter of fiscal 2011. Unit shipments in our Analog segment were higher by 36 percent in the first quarter of fiscal 2011 compared to the volume shipped in the first quarter of fiscal 2010 while our blended-average selling prices were lower by 3 percent in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010.

For purposes of the following discussion, we have combined as one group the business units whose products fundamentally entail power management technology (mobile devices power, power products and strategic growth markets). Net sales from this group in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 increased by 26 percent.  Net sales from our high speed products and precision signal path business units in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 increased by 47 percent and 34 percent, respectively.

For other operating business units included in “All Others,” the increase in sales for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 was primarily due to a higher volume of sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended
(In Millions)	Aug. 29, 2010	% Change	Aug. 30, 2009

Net sales	$412.0	31.0%	$314.4
Cost of sales	120.0	(1.8)%	122.2
Gross margin	$292.0		$192.2
As a % of net sales	70.9%		61.1%

Our gross margin percentage increased in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 due to an increase in factory utilization caused by higher sales and the favorable effect of cost savings from the closures of our manufacturing facilities in both Texas and China where production activity was ceased during fiscal 2010. Wafer fabrication capacity utilization (based on wafer starts) was 73 percent in the first quarter of fiscal 2011 compared to 46 percent in the first quarter of fiscal 2010. Although our blended-average selling prices in our Analog segment were down 3 percent compared to the first quarter of fiscal 2010, product mix within our portfolio of analog products continues to have a positive influence on our performance in gross margin percentage. Gross margin includes share-based compensation expense of $1.9 million in the first quarter of fiscal 2011 compared to $3.2 million in the first quarter of fiscal 2010.

Research and Development

	Three Months Ended
(In Millions)	Aug. 29, 2010	% Change	Aug. 30, 2009

Research and development	$71.3	9.2%	$65.3
As a % of net sales	17.3%		20.8%

The increase in research and development expenses in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily reflects higher payroll due to increased engineering headcount. Share-based compensation expense included in R&D expense was $3.9 million in the first quarter of fiscal 2011 compared to $4.4 million in the first quarter of fiscal 2010. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products and medical applications. Because of our focus on markets and applications that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended
(In Millions)	Aug. 29, 2010	% Change	Aug. 30, 2009

Selling, general and administrative	$70.0	(4.1)%	$73.0
As a % of net sales	17.0%		23.2%

We record a charge or credit in selling, general and administrative expenses for the change in the liability associated with the employee deferred compensation plan due to an increase or decrease in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income (Expense), Net.” For the first quarter of fiscal 2011, there was no such charge or credit included in SG&A expenses since there was no change in the liability related to market fluctuation in the plan’s investment assets. For the first quarter of fiscal 2010, SG&A expenses included a $3.3 million charge due to an increase in the liability. We believe that excluding the charges or credits relating to changes in the liability associated with the employee deferred compensation plan liability provides a better understanding of the changes in our SG&A expenses that are related to our core operating performance during the relevant fiscal periods. Excluding this amount, SG&A expenses for the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 increased by $0.3 million, or 0.4 percent. Although SG&A expenses in the first quarter of fiscal 2011 were comparatively flat with the first quarter of fiscal 2010, higher incremental selling expenses were essentially offset by lower payroll and employee compensation expenses. Share-based compensation expense in the first quarter of fiscal 2011 included in SG&A expenses was $8.0 million compared to the first quarter of fiscal 2010, which was $8.5 million.

Interest Income

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Interest income	$0.6	$0.5

The increase in interest income in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is due to a higher overall cash balance.

Interest Expense

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Interest expense	$13.0	$15.7

The decrease in interest expense in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 is due to lower interest rates and a lower overall debt balance.

Other Non-Operating (Expense) Income

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Gain on investments	$—	$3.3
Net loss on derivative instrument in fair value hedge	(2.4)	—

Total other non-operating (expense) income	$(2.4)	$3.3

The loss on the derivative instrument is a non-cash charge and is related to fair market valuations associated with our swap agreement related to the $250 million senior notes due 2015 (see Note 3 to the Condensed Consolidated Financial Statements). The gain on investments in the first quarter of fiscal 2010 reflects a recovery in the market value of the investment assets held in a trust for the employee deferred compensation plan. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the first quarter of fiscal 2010 include an offsetting charge pertaining to the corresponding liability.

Income Tax Expense

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Income tax expense	$37.2	$8.5
Effective tax rate	29.5%	22.2%

The effective tax rate was higher in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010 primarily because of higher U.S. income in fiscal 2011 along with discrete tax benefits in the fiscal 2010 rate that did not recur in fiscal 2011. In addition, the effective tax rate in the first quarter of fiscal 2011 was higher due to the expiration of the federal research and development tax credit in fiscal 2010.

Liquidity and Capital Resources

	Three Months Ended
(In Millions)	Aug. 29, 2010	Aug. 30, 2009

Net cash provided by operating activities	$45.2	$31.6

Net cash used in investing activities	(25.6)	(5.2)

Net cash (used in) provided by financing activities	(267.9)	7.4

Net change in cash and cash equivalents	$(248.3)	$33.8

The primary factors contributing to the changes in cash and cash equivalents in the first quarter of fiscal 2011 and 2010 are described below:

During the first quarter of 2011, cash provided by operating activities was generated by net income adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially offset by the negative effect from changes in working capital components. The negative effect in changes in working capital components was caused by increases in receivables and inventories, combined with a decrease in accounts payable and accrued liabilities, which more than offset the positive effect from the increase in current and deferred income taxes. In the first quarter of fiscal 2010, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially reduced by the negative effect from changes in working capital components.

The primary use of cash for investing activities in the first quarter of fiscal 2011 was the purchase of property, plant and equipment of $23.4 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first quarter of fiscal 2010 was the purchase of property, plant and equipment of $5.9 million, mainly representing the purchase of machinery and equipment.

The primary use of cash for financing activities in the first quarter of fiscal 2011 was for the repayment of our $250 million senior notes due June 2010. We also used cash to make payments of $19.1 million for cash dividends and $3.2 million for software license obligations. This amount was partially offset by proceeds of $4.1 million from the issuance of common stock under employee benefit plans.  The primary source of cash for financing activities in the first quarter of fiscal 2010 was from proceeds of $46.2 million from the issuance of common stock under employee benefit plans. This amount was partially offset by payments of $18.7 million for cash dividends, $15.6 million of principal payments on the bank term loan and $3.2 million for software license obligations.

On July 14, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on October 12, 2010 to shareholders of record at the close of business on September 20, 2010.

We anticipate that our fiscal 2011 capital expenditures will be higher than the fiscal 2010 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. By the end of fiscal 2010, we ceased production activity in both China and Texas. Activities associated with the closures of those manufacturing facilities, including ongoing expenses for the maintenance of those facilities until they are sold, are expected to continue during fiscal 2011. We also expect activities related to the exit activity associated with the realignment of certain product line business units to continue into early calendar 2011. Our existing cash and investment balances, together with existing lines of credit and cash generated by operations, should be sufficient to finance the capital investments currently planned for fiscal 2011 and payments related to the plant closures and product line business unit realignment. However, we cannot assure you that if economic conditions were to substantially deteriorate within the next year, we would have financial resources to meet our business requirements.

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

Outlook

Although we continued to experience higher net sales during the first quarter of fiscal 2011, we also saw a slowdown in new orders, which decreased by 10 percent from the preceding fourth quarter. A large portion of the decrease was attributable to lower turns orders, which represent orders received with delivery requested in the same quarter. We believe the lower turns orders are a good indicator that inventories at our distributors and OEM customers are now closer to their desired levels. Distributor resales increased in our first quarter of fiscal 2011. We expect distributor resales of our product will continue to increase in the second quarter of fiscal 2011, but their ending number of weeks of inventory will decline. Distributors increased their weeks of inventory in the first quarter of fiscal 2011 in order to service the higher resales projected in the second quarter of fiscal 2011. Going forward into the second quarter of fiscal 2011, we do anticipate a seasonal increase in shipments to our wireless handset customers as they prepare for the upcoming holiday season. Our opening 13-week backlog as we entered the second quarter of fiscal 2011 was higher than it was when we began the first quarter of fiscal 2011, but we anticipate the higher backlog will be offset by lower turns orders in the second quarter of fiscal 2011.

Considering all factors, including those described above, we provided guidance for net sales in the second quarter of fiscal 2011 to be between $390 million to $415 million, or approximately flat to down 5 percent sequentially from the level achieved in the first quarter of fiscal 2011. However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this projected level of sales. We anticipate that our gross margin percentage for the second quarter of fiscal 2011 will range from 68 to 70 percent depending on the sales level that we achieve. However, if there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010 and to the subheading “Financial Market Risks” under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 37 of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010 and to Note 1, “Summary of Significant Accounting Policies,” and Note 3, “Financial Instruments,” in the Notes to the Consolidated Financial Statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. There have been no material changes in market risk from the information reported in these sections.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the first quarter of fiscal 2011, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Tax Matters

The Internal Revenue Service is currently examining our federal tax returns for fiscal 2007 through 2009, as well as our amended federal tax returns for fiscal 2005 and 2006. Several U.S. state taxing jurisdictions are examining our state tax returns for fiscal 2001 through 2005. During fiscal 2010, the state of California closed its audits of fiscal years up through fiscal 2000, which resulted in an immaterial adjustment. Internationally, tax authorities from several foreign jurisdictions are also examining our foreign tax returns. We believe we have made adequate tax payments and/or accrued adequate amounts such that the outcome of these audits will have no material adverse effect on our financial statements.

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

As a result of the credit market crisis (including uncertainties with respect to financial institutions and the global capital markets) and other macro-economic challenges affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. During fiscal 2009, we experienced a significant reduction in order rates due to the weak global economy. While near-term market conditions have shown some improvement since then, it is not clear that this improvement will continue. It is possible that current conditions could remain or worsen.

A large portion of our revenues is dependent on the wireless handset market.

The wireless handset market (including smart phones) is a significant source of our overall sales. Global economic difficulties have affected the sales of handsets and have adversely affected our revenues and profitability. This environment may continue even though we continue to develop new products to address new features and functionality in handsets. The worldwide handset market is large and future trends and other variables are difficult to predict. As a consumer-driven market, changes in the economy that adversely affect consumer demand for wireless handsets will impact demand for our products and adversely affect our business and operating results.

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

During the first quarter of fiscal 2011, approximately 75 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland and Malaysia. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with legal and regulatory requirements, trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

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

Our current priority is to grow revenues at an annual rate greater than the rate of growth we have achieved in recent fiscal years. During those recent fiscal years our rate of revenue growth was consistently below that of our competitors, as we directed more of our efforts on maintaining and increasing our profit margins.  By focusing on our relationship with our customers and delivering exceptional value to our customers we hope to increase sales while retaining our overall profitability.  It is possible, however, that elevating our priority on increasing sales could come at the expense of gross margin. If a decrease in gross margin is not offset by sufficient increased revenue it would adversely affect our overall profitability. In addition, we may not achieve increased revenue growth rates.

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

In the first quarter of fiscal 2011, our distributors accounted for approximately 71 percent of our sales, which includes approximately 9 percent of sales made through dairitens (fulfillment service providers) in Japan under local business practices. Two of our distributors together accounted for 35 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties could reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

Our profit margins may vary over time.

Our profit margins may be adversely affected by a number of factors, including decreases in our shipment volume, reductions in, or obsolescence of our inventory, and shifts in our product mix or strategy. Because we own most of our manufacturing capacity, a significant portion of our operating costs is fixed, including costs associated with depreciation expense. In general, these costs do not decline proportionally with reductions in customer demand or utilization of our manufacturing capacity, nor do they increase proportionally as volume increases. Failure to maintain utilization rates of our manufacturing facilities or maintain the fixed costs associated with these facilities at current levels will result in higher average unit costs and lower gross margins.

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

In March 2009, we announced the eventual closure of our wafer fabrication facility in Texas and our assembly and test plant in China. We have since ceased production activity in these two facilities. We are actively engaged in locating buyers to purchase each of these manufacturing facilities and the machinery and equipment located in these facilities. In selling these properties, we are faced with the inherent volatility in the industrial real estate market, which is a function of the supply and demand for industrial properties in the micro-markets where our facilities are located. Although we believe we will be able to sell these facilities in the current fiscal year, it may take longer than we currently expect. If we must incur additional costs to maintain the facilities over a longer time frame than we currently expect, if we are forced to accept a lower price than we originally estimated, or if we are unable to locate a buyer for either or both of these facilities, our operating results will be negatively affected.

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

Our total liabilities at the end of the first quarter of fiscal 2011 were $1.6 billion. Of total liabilities, $750 million was debt incurred in connection with the accelerated stock repurchase program announced in June 2007 when we announced that we would incur $1.5 billion of indebtedness under a bridge credit facility to purchase shares of our common stock through an accelerated stock repurchase program. We subsequently issued $1.0 billion in senior unsecured notes and entered into a bank loan in the aggregate principal amount of $0.5 billion to fully repay the indebtedness under the bridge credit facility. We have since repaid in full the outstanding principal on the bank loan prior to its original maturity of June 2012 and our senior floating rate notes with an aggregate principal amount of $250 million due in June 2010. We also issued $250 million principal amount of senior unsecured notes through a public offering in April 2010. Our long-term debt will have important effects on our future operations, including, without limitation:

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

We have made and will continue to consider making strategic business investments, alliances and acquisitions we consider necessary to gain access to key technologies that we believe will augment our existing technical capability and support our business model objectives. Acquisitions and investments involve risks and uncertainties that may unfavorably impact our future financial performance. We may not be able to integrate and develop the technologies we acquire as expected. If the technology is not developed in a timely manner, we may be unsuccessful in penetrating target markets. With any acquisition there are risks that future operating results may be unfavorably affected by acquisition related costs and incremental R&D spending.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                            During the first quarter of fiscal 2011, we did not make any unregistered sales of our securities.

(b)                            The following table summarizes our purchases of our common stock during the first quarter of fiscal 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1:
May 31, 2010 - June 30, 2010	7,104	$13.94	—	$127 million
Month # 2:
July 1, 2010 - July 30, 2010	3,845	$14.34	—	$127 million
Month # 3:
July 31, 2010- August 29, 2010	5,003	$13.34	—	$127 million
Total	15,952		—

(1)  Represents 12,721 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 3,231 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under our $500 million stock repurchase program announced in June 2007. As of August 29, 2010, $127 million of the $500 million stock repurchase program remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders

At our annual stockholders’ meeting held on September 24, 2010, our stockholders elected the nine director nominees listed below and ratified the appointment of KPMG LLP as our independent registered public accounting firm for the fiscal year ending May 29, 2011. The voting results, including the number of votes cast for or against, as well as the number of abstentions and broker non-votes, were as follows:

Proposal No. 1:  To elect nine directors to serve until the 2011 annual meeting of stockholders and until their successors are elected and qualified.

Director	Votes For	Votes Against	Abstentions	Non-Votes
Donald Macleod	184,927,281	6,520,350	209,808	24,780,483
William J. Amelio	188,809,770	2,622,210	225,459	24,780,483
Steven R. Appleton	154,217,520	37,214,692	225,227	24,780,483
Gary P. Arnold	186,422,865	5,010,109	224,465	24,780,483
Richard J. Danzig	188,775,505	2,657,417	224,517	24,780,483
Robert J. Frankenberg	151,147,600	40,246,616	263,223	24,780,483
Edward R. McCracken	151,233,187	40,217,955	206,297	24,780,483
Roderick C. McGeary	188,850,039	2,542,297	265,103	24,780,483
William E. Mitchell	169,243,183	22,135,568	278,688	24,780,483

Proposal No. 2: To ratify the appointment of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 29, 2011.

Votes For	Votes Against	Abstentions
212,762,848	3,354,538	320,536

ITEM 6.  EXHIBITS

(a)	Exhibits

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.

32.1	Section 1350 Certifications.

101.1	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: September 27, 2010	/s/ Jamie E. Samath

Jamie E. Samath Vice President and Corporate Controller Signing on behalf of the registrant and as principal accounting officer