Form 10-K/A
period 2010-05-30
NATIONAL SEMICONDUCTOR CORP
filed 2010-11-16
CIK 70530

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 30, 2010

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

2

NATIONAL SEMICONDUCTOR CORPORATION
ANNUAL REPORT ON FORM 10-K/A
FISCAL YEAR ENDED MAY 30, 2010

TABLE OF CONTENTS

PART III
Item 11.	Executive Compensation	1
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	29
PART IV
Item 15.	Exhibits and Financial Statement Schedules	33
Signatures

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A to amend our Annual Report on Form 10-K for the fiscal year ended May 30, 2010, as filed with the Securities and Exchange Commission on July 20, 2010 (the “Original Form 10-K”). The purpose of this Amendment No. 1 is to add Suneil Parulekar, our Senior Vice President, Worldwide Marketing and Sales, as a named executive officer for purposes of Part III, Item 11 (“Executive Compensation”) and the “Security Ownership of Management” table in Item 12 (“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”). We have also corrected minor typographical and formatting errors. As required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the complete text of Part III, Items 11 and 12 have been set forth in this Amendment No. 1, including those portions that have not been modified from the Original Form 10-K. Certain information required by these Items was incorporated by reference to our definitive Proxy Statement filed pursuant to Regulation 14A of the Exchange Act for our 2010 Annual Meeting of Stockholders, as filed with the Securities and Exchange Commission on August 11, 2010, in the Original Form 10-K. In addition, as required by Rule 12b-15, this Amendment No. 1 contains new certifications by our Principal Executive Officer and Principal Financial Officer, filed as exhibits hereto. Because this Amendment No. 1 includes no financial statements, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as set forth above, we have not modified or updated disclosures presented in the Original Form 10-K to reflect events or developments that have occurred after the date of the Original Form 10-K. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events, results, or developments that have occurred or facts that have become known to us after the date of the Original Form 10-K (other than as discussed above), and such forward-looking statements should be read in their historical context. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the Original Form 10-K.

i

ITEM 11. EXECUTIVE COMPENSATION

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Mr. Frankenberg, Mr. Appleton, Dr. Maidique and Mr. McCracken. We do not have any Compensation Committee interlocks or insider participation we are required to report under SEC rules.

Director Compensation

We pay directors who are not employees of National an annual fee of $50,000, plus fees of $1,500 for each Audit, Compensation and Governance Committee meeting attended. We pay the Lead Independent Director, the Chairman of the Governance Committee and the Chairman of the Compensation Committee each an additional annual fee of $7,500, while the Chairman of the Audit Committee receives an additional annual fee of $12,500. Directors who are not employees are also reimbursed for actual expenses incurred on behalf of the Company. The annual and meeting fees appear in the Director Compensation Table under “Fees Earned or Paid in Cash”; totals in this column include the value of annual fees that the director elected to take in stock. Directors who are employees of National are not compensated for their services as directors.

We also pay a portion of director compensation in stock. Under the terms of the stockholder-approved National Semiconductor Corporation Director Stock Plan, as amended and restated effective August 13, 2005, which we refer to as the Director Stock Plan, each non-employee director receives 12,000 shares of stock when first elected or appointed to the Board of Directors and an additional 12,000 shares on the date of each subsequent re-election by the stockholders. Non-employee directors may also elect to take their annual retainer fee in stock. Restrictions on the stock issued in lieu of the annual retainer fee expire six months after issuance. Restrictions on the 12,000 shares issued at appointment, election or subsequent reelection automatically expire thirty-six months after issuance. During fiscal 2010, a total of 139,102 shares were issued to non-employee directors under the Director Stock Plan. The grant date fair value of shares issued during the 2010 fiscal year pursuant to the Director Stock Plan is shown in the Director Compensation Table under “Stock Awards.” Dividends paid on shares issued under the Director Stock Plan that were subject to forfeiture at the time the dividend was paid are shown in the Director Compensation Table under “All Other Compensation.”

Director Compensation

Below is a table showing the compensation received by our non-employee directors during fiscal 2010:

Name	Fees Earned or Paid in Cash($)(1)	Stock Awards($)(2)(3)	All Other Compensation (4)($)	Total ($)
William J. Amelio	$50,000(5)	$238,030	$0	$288,030
Steven R. Appleton	72,500	232,567	12,148	317,215
Gary P. Arnold	68,000	175,080	11,520	254,600
Richard J. Danzig	68,000	175,080	11,520	254,600
John T. Dickson	76,750	175,080	11,520	263,350
Robert J. Frankenberg	72,500	175,080	11,520	259,100
Modesto A. Maidique	65,000	175,080	11,520	237,600
Edward R. McCracken	51,000	175,080	11,520	251,600
Roderick C. McGeary	75,875	329,760(6)	4,800	410,435
William E. Mitchell(7)	6,528	188,040	0	194,568
(1)
Includes annual retainer fees, committee chairmanship fees and meeting fees, including fees paid at the election of a director in Company stock pursuant to the Director Stock Plan. The number of shares issued in lieu of the retainer fees and committee chairmanship fees were: Mr. Amelio: 3,178 shares having a fair market value per share of $15.73 on April 16, 2010 (the date of issuance); and Mr. Appleton: 3,924 shares having a fair market value of $14.65 per share on September 25, 2009 (the date of issuance).

(2)
Represents the grant date fair value determined in accordance with FASB ASC Topic 718 of shares issued under the Director Stock Plan during the fiscal year. Amounts vary depending on the date of issuance and whether the director has elected to take annual retainer fees in stock and do not reflect the actual amount that will be paid to or received by the director. Restrictions on the stock awards expire either 6 or 36 months after issuance depending on whether issued in lieu of the annual director fee or as part of the annual stock award, respectively.

(3)
Aggregate number of shares issued under the Director Stock Plan that are still subject to restriction at the end of fiscal 2010 (includes shares issued in prior fiscal years that are still subject to restriction at fiscal year end): Mr. Amelio: 15,178: Mr. Appleton: 36,000; Mr. Arnold: 36,000; Mr. Danzig: 36,000; Mr. Dickson: 36,000; Mr. Frankenberg: 36,000; Dr. Maidique: 36,000; Mr. McCracken: 36,000; Mr. McGeary: 24,000; and Mr. Mitchell: 12,000.

Aggregate number of options held by each of the directors at fiscal year end: Mr. Amelio: 0; Mr. Appleton: 30,000; Mr. Arnold: 0; Mr. Danzig: 90,000; Mr. Dickson: 0; Mr. Frankenberg: 90,000; Dr. Maidique: 0; Mr. McCracken: 50,000; Mr. McGeary: 0; and Mr. Mitchell: 0. We ceased granting options to directors in fiscal 2006.

(4)
This column represents dividends paid on shares issued under the Director Stock Plan, including shares issued in prior fiscal years that are subject to restriction at the time the dividend was paid during fiscal 2010. Dividends are not factored into the calculation of grant date fair value of shares issued under the Director Stock Plan. The incremental cost to the Company of perquisites in fiscal 2010 for each of the directors did not exceed $10,000.

(5)	Mr. Amelio was appointed to the Company’s Board of Directors on April 16, 2010 and chose to take his retainer fees in stock under the Director Stock Plan.

(6)
Consists of the sum of $154,680 (the grant date fair value of shares issued under the Director Stock Plan at the time of Mr. McGeary’s appointment in July 2009) and $175,080 (the grant date fair value of shares issued as part the annual stock award in September 2009).

(7)	Mr. Mitchell was appointed to the Company’s Board of Directors on April 16, 2010.

Director Retirement and Termination Benefits

Except as described below, we do not have any director termination or retirement benefits.

In 1994, the Board of Directors adopted a policy providing for a retirement benefit for directors consisting of the payment of the annual retainer fee (currently $50,000 per year) for a period of one half of the number of years the director served on the Board of Directors, with these payments limited to a maximum of twelve years. The retirement benefit has been terminated and no current directors other than Mr. Arnold are eligible to receive retirement benefits upon retirement, although we are currently paying retirement benefits to three retired directors.

Upon a termination of service as a director by reason of death, disability or retirement, the restrictions on the shares issued to directors under the Director Stock Plan expire provided the director has completed a minimum of six months of service. Directors are eligible for these retirement provisions once they have either completed at least five years of service or have reached the mandatory retirement age of 70.

EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

Executive Summary

This Compensation Discussion and Analysis provides an overview of the Company’s compensation policies with respect to the compensation paid for the 2010 fiscal year to each of the executives of National Semiconductor listed in the Summary Compensation Table below.

The Compensation Committee determines each element of compensation paid to the CEO and approves all compensation paid to the Company’s other executive officers.

During fiscal 2010, on November 30, 2009, the Company’s then current chief executive officer, Brian L. Halla, retired and was replaced as chief executive officer by Donald Macleod, the Company’s current Chief Executive Officer. The data and discussion below details determinations made with respect to Mr. Halla at the start of fiscal 2010 and for Mr. Macleod, first as president and chief operating officer and then again in November 2009 at the time of his appointment as Chief Executive Officer.

The members of the Compensation Committee are selected by the Board of Directors. The members of the Compensation Committee for fiscal 2010 were Messrs. Frankenberg (Committee chair), Appleton, Maidique and McCracken. None of the Compensation Committee members has any interlocking relationships and each member is independent and qualifies as an “outside director” under Section 162(m) of the Internal Revenue Code.

The Compensation Committee oversees an executive compensation program designed to attract and retain talented executives in a cost effective manner. The Compensation Committee considers a wide range of technology companies with which the Company competes for talent, and also considers National’s pay-for-performance philosophy. This approach ensures that a significant amount of executives’ compensation is “at risk” and earned through superior company performance.

In determining the compensation to be paid to National’s executive officers, the Compensation Committee is guided by the following principles:

•
Pay for performance, structuring compensation so that high performing individuals are able to earn total compensation commensurate with Company performance relative to its company peers and with individual executive performance relative to executive peers, respectively;

•
Pay competitively, by establishing moderately attractive base salaries and comparable at market benefit plans with opportunities to achieve additional performance driven compensation at or near the 75th percentile for comparable companies for superior performance; and

•	Align compensation with stockholders’ interests through the use of stock options and performance share units as a significant portion of total compensation.

The executive compensation program consists of the following elements applicable to all executives:

Element	Description or role of element
Base salary	Fixed level of compensation for day-to-day responsibilities and achieving target goals and objectives
Executive Officer Incentive Plan	Annual cash incentive which is earned for achieving goals and objectives identified by the Compensation Committee
Long-term incentives
Equity awards designed to bridge short and long term goals and objectives and further align executive behavior and shareholder interests by rewarding executives for performance that results in increases in Company stock price

• Stock options	Each aligns executive behavior with shareholder interests
• Performance share units	Units convert to equivalent number of shares if performance goals are achieved
Benefits	Except as referenced below, executives participate in Company-wide benefit programs. Executives may choose to defer a portion of salary and annual incentive bonus under a deferred compensation program
Change-of-control	Provides incentive to executives to facilitate extraordinary opportunities to maximize shareholder value

How compensation determinations are made

The Compensation Committee annually reviews market trends in compensation, including the practices of identified competitors, and the alignment of the compensation program with the Company’s strategy. Specifically, for executive officers, the Compensation Committee:

•	establishes and approves target compensation levels for each executive officer;

•	approves individual executive and Company performance measures and goals;

•	determines the mix between cash and stock, short-term and long-term incentives and benefits;

•	verifies the achievement of previously established performance goals; and

•	approves the resulting cash or equity awards to executives.

In making determinations about total compensation for executives, the Compensation Committee takes into account a number of factors: the competitive market; Company performance; shareholder dilution; the particular executive’s role, responsibilities, experience, and performance; Company need; and retention. The Compensation Committee also considers other equitable factors such as the role, contribution and performance of an individual executive relative to the executive’s peers at the Company. The Compensation Committee does not assign specific weights to these factors, but rather makes a subjective judgment taking all of these factors into account. However, during the last fiscal year the Compensation Committee paid special consideration to issues of retention and the impact of the global economy on the Company’s business.

Each year, the Compensation Committee reviews the compensation of the CEO and conducts a performance assessment of the CEO. This assessment is presented to the full Board of Directors in executive session and is considered by the Compensation Committee along with market and other factors highlighted above to determine the CEO’s compensation.

Each year, the CEO makes compensation recommendations for all other executives and presents the Compensation Committee with his evaluation of the performance, development and potential future role for each executive. In determining an executive’s individual performance, the Compensation Committee discusses the CEO’s assessment and recommendations in addition to their own experience with the executive.

The Compensation Committee also utilizes the services of a compensation consultant, Frederic W. Cook & Co., Inc., as discussed more fully below under “Compensation Consultant.”

Pay for performance

The Company’s compensation philosophy is to, wherever practicable, link pay to performance and to emphasize performance-based incentives. To date, the Compensation Committee believes executive compensation has been commensurate with Company performance. Since fiscal 2005, the Compensation Committee has used return on invested capital (ROIC) as a performance metric for performance share units (as described below) granted to executives. From fiscal 2005 through fiscal 2008, the Company significantly outperformed the S&P 500 median by achieving ROIC in excess of 20%. During fiscal 2009, the global economic crisis and the devaluation of world equity markets and evaporation of consumer demand and the Company’s response to preserve and continue to generate cash and maintain positive earnings per share while investing in initiatives designed to enable the Company to take advantage of growth opportunities as the global economic environment improved resulted in the Company’s ROIC metrics to not be met (and incentive payouts eliminated accordingly). For fiscal 2010 ROIC metrics were established to incentivize improvement in ROIC and eventually return ROIC performance to historic levels in excess of 20%.

Market comparison

The Compensation Committee generally evaluates target total compensation for executives against the total compensation paid by competitive companies for like positions at between the 50th and 75th percentile of the competitive market. The Compensation Committee believes that the 50th - 75th percentile is a relevant reference in light of Company size, complexity, organizational structure, performance and retention needs.

For fiscal 2010, however, the Compensation Committee determined that retention concerns and market conditions required greater emphasis on long-term retention incentives tied to Company and Company stock performance which increased total target compensation for executives above the 50th - 75th percentile (where additional amounts would only be paid, however, if Company stock price or performance significantly improved).

The chart below shows the total compensation amounts attributable to the 50th - 75th percentile market reference point for each individual executive identified in the Summary Compensation Table as well as that executive’s total target compensation established by the Compensation Committee for fiscal 2010:

Executive	Market 50th Percentile	Market 75th Percentile	Fiscal 2010 Target Total Compensation	Fiscal 2010 Actual Compensation(1)
Mr. Halla(2)	$4,436,000	$5,657,000	$8,350,000	$10,061,095
Mr. Macleod(3)	3,256,000	3,968,000	5,950,000	NA
Mr. Macleod(4)	7,372,000	10,076,000	12,741,311	13,771,697
Mr. Chew	1,603,000	2,138,000	4,043,070	4,517,445
Mr. DuChene	1,258,000	1,892,000	3,342,256	3,592,343
Mr. Kunz	1,334,000	1,912,000	2,945,542	3,459,131
Mr. Parulekar	1,304,000	1,912,000	2,945,542	3,306,443

(1)	Fiscal 2010 Actual Compensation amounts taken from Summary Compensation Table.

(2)	Mr. Halla resigned as Chief Executive Officer of the Company on November 30, 2009 and as Chairman of the Company on May 30, 2010.

(3)	Mr. Macleod was appointed Chief Executive Officer on November 30, 2009. The referenced amounts were determined prior to Mr. Macleod’s appointment as Chief Executive Officer of the Company.

(4)	The referenced amounts were determined in connection with Mr. Macleod’s appointment as Chief Executive Officer of the Company.

The Compensation Committee will continue to evaluate the usefulness of the 50th - 75th percentile as a reference point for compensating specific executive positions and will continue to base individual compensation decisions on the factors identified above. The 50th - 75th percentile reference is not a target or a determinant of actual executive compensation and the Committee will adjust target total compensation only where competitive, retention, performance, succession, or other market factors require.

Actual compensation paid to an executive may be more or less than the 50th - 75th percentile reference point or the total target compensation established by the Compensation Committee for that executive. For example, aggregate fiscal 2009 total compensation was significantly below both the 50th - 75th percentile reference point and target total compensation because no incentive payments were made and performance shares earned were below targeted levels as a result of Company performance goals not being met, while aggregate fiscal 2010 total compensation exceeded the 50 - 75th percentile reference point and target compensation because incentive payments exceeded target levels as a result of Company performance goals being exceeded.

Market data

In defining the competitive market, the Compensation Committee considers two data sources: a peer group of semiconductor industry companies and published survey data. The Compensation Committee believes the companies identified in this data are appropriate because these companies compete with the Company for talent, face similar challenges in the semiconductor sector, are comparable to National in size, and the scope of responsibilities of the top executives is comparable to Company executives. For fiscal 2010, the peer group consisted of the following 18 companies:

Advanced Micro Devices, Inc
Altera Corporation
Analog Devices, Inc.
Atmel Corporation
Cypress Semiconductor Corporation
Fairchild Semiconductor International, Inc.
International Rectifier Corporation
Intersil Corporation
Linear Technology Corporation
LSI Corporation
Marvell Technology Group Ltd.
Maxim Integrated Products, Inc.
Microchip Technology Incorporated
Micron Technology Inc.
Nvidia Corporation
On Semiconductor Corporation
Skyworks Solutions, Inc.
Xilinx, Inc.

For fiscal 2010 the Compensation Committee modified this peer group list by deleting Conexant Systems, Inc. because it was no longer comparable to National in size and by adding International Rectifier Corporation, Marvell Technology Group Ltd., Microchip Technology Incorporated and Skyworks Solutions Inc. because they are comparable to National in size and scope. No changes to this list were made for fiscal 2011.

The specific surveys and competitive data used for fiscal 2010 are the Radford Executive Survey and the Equilar annual proxy data of 18 peer group companies. The information derived from the surveys provided the Compensation Committee with the ability to compare National to those companies with whom National competes for talent and jobs. While the Compensation Committee uses a composite of the peer group and survey data as a reference point for determining market pay levels and trends, the Compensation Committee does not set any executive’s compensation based solely on the market data.

Pay Mix

The Compensation Committee’s pay for performance philosophy requires that the majority of an executive’s total compensation should be at risk if performance goals are not achieved or the Company’s share price does not grow over time. National does not use a formulaic approach to the mix of compensation elements between cash and equity, short-term and long-term, or fixed (salary) and at risk (incentive awards), but in general, the more senior the executive, the more pay should be at risk. The following graphics show that for fiscal 2010, 90% of the CEO’s target compensation was at risk (95% in the case of Mr. Macleod after being appointed CEO), above the peer group median of 87% of CEO compensation at risk.

(In these graphics, “STI” refers to the short term incentive and “LTI” refers to the long term incentive.)

National Semiconductor Target Pay Mix: CEO (Halla)

Peer Group Median Target Pay Mix: CEO (Halla)

National Semiconductor Target Pay Mix: CEO (Macleod)

Peer Group Median Target Pay Mix: CEO (Macleod)

In addition, the following graphics show that for fiscal 2010, 90% of each of the CFO’s target compensation was at risk while the peer group median was at 76%.

National Semiconductor Target Pay Mix: CFO

Peer Group Median Target Pay Mix: CFO

National’s emphasis on pay at risk is reflected in annual and long-term incentives that are tied to performance based metrics that cliff rather than incentives that pay out proportionately at low performance levels or solely with the passage of time. The Compensation Committee continues to review this emphasis annually.

Base Salary

The Compensation Committee reviews executive salaries annually but does not make adjustments each year. During fiscal 2010, there were no base salary increases, except that of Mr. Macleod whose base salary was increased to $800,000 per year in connection with his appointment as Chief Executive Officer of the Company. During the fourth quarter of fiscal 2009 and the first quarter of fiscal 2010 the base salaries of all executive officers were temporarily reduced by 10% except for Brian Halla whose base salary was reduced by 25% and Donald Macleod whose base salary was reduced by 15%.

At Risk Compensation for Fiscal 2010

At Risk Compensation Element	Performance Period	Performance Measure
Executive Officer Incentive Plan	One year	Revenue
Stock options	Four-year vesting; six-year term	Value to the executive only if stock price appreciates
Performance share units	One year (and additional one-year vesting)	Full year fiscal 2010 Return on Invested Capital (“ROIC”)
Performance share units	Two-year	Fiscal 2011 ROIC

Executive Officer Incentive Plan

The Executive Officer Incentive Plan is an annual cash based incentive plan. Cash incentives are payable if pre-determined Company and individual performance goals are achieved. The Compensation Committee sets each executive’s incentive opportunity as a percentage of base salary. The Compensation Committee reviews these opportunities each year based on market data and the desired pay mix.

The Compensation Committee establishes Company and individual performance metrics for the Executive Officer Incentive Plan at the beginning of each fiscal year. A table setting forth the incentive plan Company performance metrics is set forth below:

Percentage of Incentive Plan Payout

Fiscal 2010 Performance Metric	50%	100%	150%	200%
Fiscal 2010 Revenue	$1,260M	$1,300M	$1,380M	$1,460M

For fiscal 2010, performance at the 175% level was achieved and the commensurate percentage incentive payout was made to executive officers pursuant to the Executive Officer Incentive Plan.

The Compensation Committee established Mr. Halla’s annual incentive opportunity at 250% of salary and determined the annual incentive based on Company performance to the established Company metrics. For fiscal 2010, Mr. Halla received a bonus of $3,893,768 commensurate with the level of performance achieved. In connection with his appointment as Chief Executive Officer, the Compensation Committee established Mr. Macleod’s annual incentive opportunity at 200% of base salary, the same percentage opportunity established for him prior to being appointed Chief Executive Officer.

The chart below shows the actual incentives paid for fiscal 2010 compared to target:

Executive	Target EOIP Award	Pool Funding	Actual EOIP Award for Fiscal 2010
Mr. Halla	$2,225,000	175%	$3,893,768
Mr. Macleod	1,400,000(1)	175%	2,450,000
Mr. Chew	637,500	175%	1,100,000
Mr. DuChene	350,000	175%	600,000
Mr. Kunz	435,500	175%	800,000
Mr. Parulekar	$455,000	175%	$770,000

(1)	Prorated for Mr. Macleod’s 2010 salary increase upon his appointment as Chief Executive Officer of the Company.

Long-term incentives

The Company uses stock options and performance share units as long-term incentives for executives. The Compensation Committee emphasizes performance share units over stock options, but may use both. The Compensation Committee also does not have a formulaic approach to determining grant levels for the executives but does take into account the factors described above, including the CEO’s recommendations, historical grant levels, retention concerns and the impact of the awards on the Company’s usage of shares. For fiscal 2010 the Compensation Committee determined that the CEO’s equity awards should be a combination of options and performance share units. The other executives also received a combination of options and performance share units. Upon his appointment as Chief Executive Officer Mr. Macleod received an award of options and restricted share units.

Performance share units

Performance share units are paid in Company stock (one unit is equivalent to one share); the number of units earned may vary between 0 and 150% of the target number of shares depending on how well the Company performs against the predetermined goal generally over a two-year performance period. Fiscal year 2010 marked the sixth year that the Company has aligned a portion of its long-term incentives with Company financial performance. Performance share unit targets established for the Fiscal 2010-2011 Performance Period are shown in the Grants of Plan-Based Award Table. Actual units earned depend on the Company’s achievement against the following predetermined goals:

Performance period fiscal 2009-2010

The performance share units granted for the two-year performance period fiscal 2009-2010 were tied to sustaining at least a 20% ROIC. For purposes of these metrics, ROIC is determined as operating profit before taxes, including stock compensation expenses, but excluding non-operating one time or expense items, divided by the average invested capital during the period. The percentage shares earned for performance at each of the threshold, target and outstanding levels are shown in the table below:

Measure	Threshold Level of Achievement	Target Level of Achievement	Outstanding Level of Achievement
Return on Invested Capital (ROIC)	20%	22%	24%
Percentage of shares earned	50%	100%	150%

As a result of the economic crisis during fiscal 2009 and the resulting impact on the Company’s business, ROIC performance was severely impacted. As a result, none of the shares were earned and no shares were issued.

Performance period fiscal 2010-2011

A portion of the performance units granted for the performance period fiscal 2010-2011 were tied to sustaining at least a 10% ROIC for the full fiscal year 2010 and vesting at the end of fiscal 2011. For fiscal 2010, ROIC exceeded the established metric of 10% and the Compensation Committee determined that 100% of the shares were earned subject to the additional one-year vesting requirement.

The remaining portion of performance units granted for the two year performance period fiscal 2010-2011 are tied to sustaining at least an 18% ROIC for fiscal 2011. The percentage shares to be earned for performance at each of the threshold, target and outstanding levels are shown in the table below. For purposes of these metrics, ROIC is determined as net operating profit after taxes, divided by the average invested capital during the period.

Measure	Threshold Level of Achievement	Target Level of Achievement	Outstanding Level of Achievement
Return on Invested Capital	18%	20%	22%
Percentage of shares earned	50%	100%	150%

Stock options

Stock options have long been a core component of the compensation program at the Company for a broad group of employees. The Compensation Committee believes that options are an appropriate vehicle to implement the Company’s pay for performance philosophy because executives benefit from options only if the Company’s stock appreciates. Stock options expire six years and one day after the date of grant. Fiscal 2010 grants to the executives are shown in the Grants of Plan Based Awards Table.

Special Retention Incentive Program

In fiscal 2009, as a result of the global economic crisis and its significant impact on the performance of the Company and its near term outlook, the Compensation Committee determined that despite management’s best efforts and through no fault of management, much of the Company’s near, medium and longer term incentive compensation metrics would not (and given the magnitude of the crisis, regardless of effort, action or turnaround, could not) be met and that under these circumstances the Compensation Committee’s reliance on at risk compensation resulted in too significant a departure between actual and target compensation. In addition, the Compensation Committee determined that because equity incentives no longer had any value, senior management had very little incentive to remain with the Company as the economic situation improved. As a result, the Compensation Committee approved a one-time cash payment to be paid at the end of the second quarter of fiscal 2011. To receive the payment the officer must be employed by the Company on the payment date and the amount of the payment depends in part on the closing price of the Company’s common stock during the immediately preceding fiscal quarter.

The amounts payable to the Company’s named executive officers under the terms of the approved retention plan are set forth below:

Estimated Retention Payment
Closing Price Per Share of Company Common Stock

	Less than $10.00	$10.01—$12.50	$12.51—$15.00	$15.01—$17.50	Greater than $17.50
Brian L. Halla	$1,500,000	$2,250,000	$3,000,000	$3,750,000	$4,500,000
Donald Macleod	1,000,000	1,500,000	2,000,000	2,500,000	3,000,000
Lewis Chew	1,000,000	1,500,000	2,000,000	2,500,000	3,000,000
Todd M. DuChene	750,000	1,125,000	1,500,000	1,875,000	2,250,000
Detlev Kunz	500,000	750,000	1,000,000	1,250,000	1,500,000
Suneil Parulekar	500,000	750,000	1,000,000	1,250,000	1,500,000

Change-of-control benefits

Other than the change-of-control employment agreements discussed in the section of the proxy on Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control, there are no specific employment agreements with the executive officers, as executive officers serve at the pleasure of the Board of Directors.

The change-of-control employment agreements are designed to ensure that Company stockholders receive full value for the Company in a change-of-control. The benefits and payments that the executive officers may become eligible to receive under the change-of-control agreement are intended to ensure that the management team is able to evaluate objectively whether a potential change-of-control of the Company is in the best interests of the Company and its stockholders and to ensure the continued services of the executive officers through a change-of-control transaction. The estimated amounts that may be due under the agreements in the event of a change-of-control are set forth in the section of the proxy relating to Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control.

Other benefits

Executive officers participate in Company-wide employee benefit plans such as medical, dental, disability and 401k plans. In addition, Mr. Macleod is a participant in a life insurance program and a retiree medical program (which are discussed in the section of the proxy relating to Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control).

Stock ownership guidelines

National has stock ownership guidelines for executive officers to ensure that they have a meaningful economic stake in the Company. The Compensation Committee reviews the guidelines regularly and monitors the executives’ progress toward meeting the guidelines. Stock held directly by the officer counts toward the requirements. Unexercised stock options and shares held in the Retirement and Savings Program and Deferred Compensation Plan do not count toward satisfying the guidelines. All of National’s executive officers included in the Summary Compensation Table satisfy the stock ownership guidelines (Mr. DuChene who joined the Company as an executive officer during fiscal 2008 has until 2012 to meet the applicable requirements). The guidelines and each executive’s ownership are shown in the following table:

Executive	Target # of Shares	Actual Shares Owned July 30, 2010
Mr. Halla	200,000	429,632
Mr. Macleod (as CEO)	200,000	259,085
Mr. Chew	20,000	103,774
Mr. DuChene	20,000	0
Mr. Kunz	20,000	43,193
Mr. Parulekar	20,000	43,277

Equity grant practices

During fiscal 2010, the Compensation Committee made equity grants to executive officers and set the performance goals for the performance share units at the meeting at which the Compensation Committee met to make its annual compensation determinations except with respect to awards made to Mr. Macleod in connection with his promotion to Chief Executive Officer.

“Clawback” policies

Under the 2009 Incentive Award Plan (the only equity plan from which we are currently permitted to issue awards to officers and key employees) (as well as our 2007 Employees Equity Plan, 2005 Executive Officer Equity Plan and the Executive Officer Incentive Plan) the Compensation Committee may cancel any outstanding plan award (regardless of whether it is vested or deferred and including any award under those plans held by an executive) and the “clawback” provisions also may require a participant to repay any gain realized through the previous exercise of an award granted under one of these plans in the event of a participant’s termination for cause; serious misconduct; or retirement and subsequent participation in any activity in competition with National. The Compensation Committee is solely responsible for determining, in good faith, whether a participant has engaged in serious misconduct or engaged in competition with the Company. The Compensation Committee believes these “clawback” provisions are appropriate in light of the significant value and importance it places on incentive and equity based compensation and its desire to ensure that all recipients of incentive and equity compensation awards abide by National’s reasonable standards of conduct and refrain from competitive activity.

Tax deductibility of compensation

The Internal Revenue Code imposes a $1 million limit on the amount that a public company may deduct for compensation paid to the Company’s CEO or the other executive officers. This limitation does not apply to compensation that meets the requirements of “qualifying performance-based” compensation. Consistent with the emphasis on performance based compensation, the Company’s policy is to qualify, to the extent deemed reasonable by the Compensation Committee, the compensation of executive officers for deductibility under the tax laws and the Company’s incentive and equity plans are designed accordingly.

Compensation Consultant

During fiscal 2010 the Compensation Committee retained Frederic W. Cook & Co. Inc. as its Compensation Consultant and to assist with executive compensation program design, calibration of the program to National’s performance and the competitive market, monitor program effectiveness and provide input with respect to compensation targets and performance metrics for fiscal 2010. The Compensation Committee’s Compensation Consultant attends Compensation Committee meetings, reviews compensation data and issues with the Compensation Committee and participates in discussions regarding executive compensation issues. While the Compensation Committee considers input from the Compensation Consultant, ultimately the Compensation Committee’s decisions reflect many factors and considerations. Personnel in the Company’s human resources department and the Senior Vice President, Human Resources at the direction of the Compensation Committee work with the Compensation Consultant so that the Compensation Consultant can develop materials, including competitive market assessments and summaries of current legal and regulatory developments, useful to the Compensation Committee in making its determinations and evaluations.

During fiscal 2010 Frederic W. Cook & Co. Inc. received $121,184 for its services as Compensation Consultant to the Compensation Committee.

Summary

We believe that the executive compensation program supports National’s business goals and objectives and aligns executive compensation to Company performance.

Summary Compensation Table

The following table shows information on compensation paid or accrued by National and our subsidiaries for our chief executive officer, our principal financial officer and the three other most highly compensated executive officers (collectively referred to in these compensation tables as the named executive officers) for the fiscal years ended May 30, 2010, May 31, 2009 and May 25, 2008:

Name and Principal Position	Year	Salary ($)	Stock Awards(1) ($)	Option Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)
Brian L. Halla	2010	911,407(6)	3,222,500	2,012,850	3,893,768		20,570	10,061,095
Former Chairman	2009	838,658	3,733,483(7)	0	0	—	13,475	4,585,616
and CEO	2008	879,735	4,036,200	0	1,112,500	—	14,248	6,042,683
Donald Macleod	2010	637,212	7,413,500(8)	3,227,811	2,450,000		43,174	13,771,697
Chairman and CEO	2009	559,154	2,764,722(7)	0	0		24,954	3,348,830
	2008	593,077	2,883,000	0	600,000	—	29,464	4,105,541
Lewis Chew	2010	413,558	2,578,000	402,570	1,100,000		23,317	4,517,445
Senior Vice President,	2009	397,019	1,317,122(7)	622,870	0		9,770	2,346,781
Finance and Chief Financial Officer	2008	400,000	1,153,200	901,100	300,000	—	13,836	2,768,136
Todd M. DuChene(9)	2010	333,846	2,320,300	322,056	600,000		16,141	3,592,343
Senior Vice President,	2009	341,923	781,042(7)	280,292	0	—	14,417	1,417,674
General Counsel & Secretary	2008	137,308	0	645,410	69,038	—	7,563	859,319
Detlev Kunz	2010	314,322	1,933,500	241,542	800,000	146,524	23,243	3,459,131
Senior Vice President	2009	307,300	761,961(7)	311,435	0	7,782	9,701	1,398,179
And General Manager, Product Group	2008	335,004	576,600	450,550	175,000	81,042	13,781	1,631,977
Suneil Parulekar	2010	341,878	1,933,500	241,542	770,000	--	19,523	3,306,443
Senior Vice President,	2009	327,470	761,961(7)	311,435	0	--	8,254	1,409,120
Worldwide Marketing and Sales	2008	345,971	576,600	450,550	200,000	--	12,749	1,585,870

(1)
Except where indicated represents the grant date fair value determined in accordance with FASB ASC Topic 718 of performance share units granted during the fiscal year. The performance share units are subject to performance conditions, as described in the Compensation Discussion and Analysis. The amounts in this column do not reflect the actual value of the award to the executive, which depends solely on the achievement of specified performance objectives over the performance period.

(2)
This column represents the aggregate grant date fair value determined in accordance with FASB ASC Topic 718 of stock options granted during the applicable fiscal year to each of the named executives. For additional information on the valuation assumptions used for the option grants, refer to note 1 of the financial statements in our Form 10-K for the fiscal year ended May 30, 2010 as filed with the SEC. See the Grants of Plans-Based Awards Table for specific information on options granted in fiscal 2010. The amounts in this column do not reflect the actual value of the award to the executive.

(3)	The column represents incentives earned under the Executive Officer Incentive Plan for the fiscal year indicated.

(4)
This column represents the aggregate change in the actuarial present value for the defined benefit pension plan made available to Mr. Kunz in connection with his prior service with our German subsidiary. Amounts are based on the exchange rate used by the Company as of the applicable financial statement reporting dates. We do not have above market or preferential earnings on our non-qualified deferred compensation plan made available to our executive officers and other highly compensated employees.

(5)	Consists of the following:

(a)	Contributions and allocations to defined contribution retirement plans

	2010	2009	2008
Mr. Halla	$19,869	$12,727	$13,500
Mr. Macleod	26,070	6,127	13,500
Mr. Chew	22,969	9,427	13,500
Mr. DuChene	15,854	14,123	7,269
Mr. Kunz	22,969	9,427	13,500
Mr. Parulekar	19,236	7,967	12,455

(b)	Value of life insurance premiums for term and whole life insurance

	2010	2009	2008
Mr. Halla	$701	$748	$748
Mr. Macleod	17,104	18,827	15,964
Mr. Chew	348	343	336
Mr. DuChene	287	294	294
Mr. Kunz	274	274	281
Mr. Parulekar	287	287	294

Mr. Macleod has a whole life policy made available to executive officers under a grandfathered program; the other officers have term life insurance made available on the same terms as offered salaried employees.

The incremental cost to the Company of perquisites in fiscal 2010, fiscal 2009 and fiscal 2008 for each of the executive officers named in the table did not exceed $10,000.

(6)	Includes $64,192 of accrued vacation benefit paid in connection with Mr. Halla’s retirement.

(7)
Amounts for fiscal 2009 also include the grant date fair value determined in accordance with FASB ASC Topic 718 of the variable portion of the retention program implemented in fiscal 2009. The retention program pays a cash retention payment on or about November 30, 2010. The amount of the payment increases if the average daily closing price for the Company’s Common Stock for the fiscal quarter immediately prior to the payment date is between $10.01 and $17.50 per share.

(8)
Also includes for fiscal 2010 for Mr. Macleod the grant date fair value of restricted shares granted to Mr. Macleod in connection with his appointment as CEO. The amounts in this column do not reflect the actual value of the award to the executive, which depends solely on the achievement of specified performance objectives over the performance period.

(9)	Mr. DuChene joined the Company as an executive officer on January 3, 2008.

Grants of Plan-Based Awards

The following table shows information concerning plan-based awards in fiscal 2010 to the named executive officers:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All other Stock Awards: Number of Shares of Stock	All other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#)	Options(2) (#)	Awards(3) ($/sh)	Awards(4) ($)
Brian L. Halla	7/15/09(1)	$1,112,500	$2,225,000	$4,450,000							$—
	7/15/09(5)				125,000	125,000	125,000				1,611,250
	7/15/09(6)				62,500	125,000	187,500				1,611,250
	7/15/09(2)								500,000	12.89	2,012,850
Donald Macleod	7/15/09(1)	600,000	1,200,000	2,400,000
	7/15/09(5)				125,000	125,000	125,000				1,611,250
	7/15/09(6)				62,500	125,000	187,500				1,611,250
	7/15/09(2)								230,000	12.89	925,911
	11/30/09(7)							300,000			4,191,000
	11/30/09(8)								600,000	14.60	2,301,900
Lewis Chew	7/15/09(1)	318,750	637,500	1,275,000
	7/15/09(5)				100,000	100,000	100,000				1,289,000
	7/15/09(6)				50,000	100,000	150,000				1,289,000
	7/15/09(2)								100,000	12.89	402,570
Todd M. DuChene	7/15/09(1)	175,000	350,000	700,000
	7/15/09(5)				100,000	100,000	100,000				1,289,000
	7/15/09(6)				40,000	80,000	120,000				1,031,200
	7/15/09(2)								80,000	12.89	322,056
	11/16/09(9)							22,333			0
Detlev Kunz	7/15/09(1)	217,750	435,500	871,000
	7/15/09(5)				75,000	75,000	75,000				966,750
	7/15/09(6)				37,500	75,000	112,500				966,750
	7/15/09(2)								60,000	12.89	241,542
Suneil Parulekar	7/15/09(1)	227,000	455,000	910,000
	7/15/09(5)				75,000	75,000	75,000				966,750
	7/15/09(6)				37,500	75,000	112,500				966,750
	7/15/09(2)								60,000	12.89	241,542
	11/16/09(9)							7,000

(1)
Represents target awards set on July 15, 2009 for fiscal 2010 under the Executive Officer Incentive Plan. Target awards are specifically set based on assigned incentive levels, assuming 100% achievement of goals. Under the performance metrics set for fiscal 2010, threshold represents goal achievement at the minimum performance level (50%) and maximum represents goal achievement at the maximum performance level (200%). Actual payout for fiscal 2010 was 175% and is shown in the Summary Compensation Table under “Non-Equity Incentive Plan Compensation.”

(2)
Options granted in July of fiscal 2010 were granted under the 2005 Executive Officer Equity Plan. Options granted after September 25, 2009 were granted under the 2009 Incentive Award Plan. The assumptions used to value these specific options are: risk-free rate of return of 1.88%, dividend yield of 2.33%, term of 3.78 years and volatility factor of 46.20%. For additional information on valuation assumptions used for financial statement reporting purposes, refer to note 1 of the financial statements in our Form 10-K for the fiscal year ended May 30, 2010 as filed with the SEC. The actual value that the executive officer will receive from stock option grants will depend on the future performance of the stock and the price of the stock at the time of exercise.

(3)	As required by the terms of the plans under which the options were granted, the exercise price is the closing price of the common stock on the date of grant.

(4)
For stock awards, represents the aggregate grant date fair value for the target number of performance share units set for each named executive officer during the fiscal year. The grant date fair value used in fiscal 2010 to determine expense associated with the performance share units is the product of the number of target units set and the closing price of the stock on the date the targets were set. The actual value that the executive officer will receive depends on performance achieved during the performance cycle. For option awards, represents the aggregate grant date fair value, using the Black-Scholes option pricing model. The valuation model and assumptions are the same as we use for financial statement reporting purposes. See Notes 2 and 8.

(5)
Represents restricted stock units for the two-year cycle fiscal 2010-2011 under the 2005 Executive Officer Equity Plan. Units are payable following fiscal 2011 at 100% if fiscal 2010 ROIC performance goals and vesting requirements are met.

(6)
Represents target levels set in fiscal 2010 for performance share units for the two year cycle fiscal 2010-2011 under the 2005 Executive Officer Equity Plan. Target levels are set based on 100% achievement of goals established for fiscal 2011. Threshold represents goal achievement at the minimum performance level (50%) at which awards can be paid and maximum represents goal achievement at the maximum performance (150%) level at which awards can be paid under this plan.

(7)	Represents RSUs that vest ratably in annual increments over a four-year period from the grant date and when vested convert into shares of common stock on a one-to-one basis.

(8)
Options granted to Mr. Macleod in connection with his appointment as Chief Executive Officer. The assumptions used to value these specific options are: risk-free rate of return of 1.75%, dividend yield of 2.17%, term of 3.91 years and volatility factor of 37.80%. For additional information on valuation assumptions used for financial statement reporting purposes, refer to note 1 of the financial statements in our Form 10-K for the fiscal year ended May 30, 2010 as filed with the SEC. The actual value that the executive officer will receive from stock option grants will depend on the future performance of the stock and the price of the stock at the time of exercise.

(9)
Represents RSUs that vest ratably over a four-year period and when vested convert into shares of common stock on a one-to-one basis. These RSUs were received in exchange for stock options cancelled pursuant to the Company’s underwater option exchange program approved by stockholders at the 2009 Annual Meeting of Stockholders.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning the equity awards held by the named executive officers that were outstanding as of the end of the 2010 fiscal year.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)	Number of Securities Underlying Unexercised Options (#) Unexercisable(2)	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($)(4)
Brian Halla					395,000	5,549,750
	1,200,000	0	12.975	4/17/11(5)
	1,600,000	0	17.10	4/16/12(5)
	500,000	0	19.10	7/13/10(6)
	143,750	6,250	23.01	7/18/12(6)
	400,000	0	8.025	8/6/12(5)
	400,000	0	6.30	10/17/12(5)
	240,000	0	6.545	2/11/13(5)
	240,000	0	8.375	4/15/13(5)
	0	500,000	12.89	7/15/15(6)
Donald Macleod	600,000	0	12.975	4/17/11(5)	660,000	9,273,000
	100,000	0	19.74	5/9/11(6)
	200,000	0	19.10	7/13/10(6)
	100,000	0	13.05	1/23/12(5)
	700,000	0	17.10	4/16/12(5)
	86,250	3,750	23.01	7/18/12(6)
	43,750	0	8.025	8/6/12(5)
	43,750	0	6.30	10/17/12(5)
	50,000	0	6.545	2/11/13(5)
	50,000	0	8.375	4/15/13(5)
	0	230,000	12.89	7/15/15(6)
	0	600,000	14.60	11/30/15(6)
Lewis Chew	30,000	0	12.975	4/17/11(5)	240,000	3,372,000
	100,000	0	13.875	6/19/11(5)
	60,000	0	13.05	1/23/12(5)
	360,000	0	17.10	4/16/12(5)
	125,000	0	19.10	7/13/10(6)
	57,500	2,500	23.01	7/18/12(6)
	90,000	0	8.025	8/6/12(5)
	38,000	0	6.30	10/17/12(5)
	60,000	0	6.545	2/11/13(5)
	80,000	0	8.375	4/15/13(5)
	70,833	29,167	28.83	7/17/13(6)
	45,833	54,167	20.68	7/15/14(6)
	0	100,000	12.89	7/15/15(6)
Detlev Kunz	20,000	0	24.52	7/19/11(6)	175,000	2,458,750
	125,000	0	19.10	7/13/10(6)
	225,000	0	17.10	4/16/12(5)
	38,333	1,667	23.01	7/18/12(6)
	18,750	0	8.025	8/6/12(5)
	18,750	0	6.30	10/17/12(5)
	20,000	0	6.545	2/11/13(5)
	30,000	0	8.375	4/15/13(5)
	35,416	14,584	28.83	7/17/13(6)
	22,916	27,084	20.68	7/15/14(6)
	0	60,000	12.89	7/15/15(6)
Suneil Parulekar	75,000	0	18.10	7/13/10(6)	182,000	2,557,100
	38,333	1,667	23.01	7/18/12(6)
	22,916	27,084	20.63	7/15/14(6)
	0	60,000	12.89	7/15/15(6)
Todd M. DuChene	0	80,000	12.89	7/15/15(6)	222,333	3,123,779

(1)	All options that were exercisable at fiscal year end were vested at fiscal year end.

(2)	Options unexercisable at fiscal year end vest in increments. See notes (5) and (6) in the “Option Expiration Date” column for vesting detail.

(3)
Based on performance share units for which performance period was still in process at the end of fiscal 2010. The target number of shares of stock that can be awarded at the end of fiscal 2011 if target performance levels are achieved is Mr. Halla: 250,000; Mr. Macleod: 250,000; Mr. Chew: 200,000; Mr. DuChene: 180,000, Mr. Kunz: 150,000; and Mr. Parulekar: 150,000. The remaining shares listed for Mr. Halla: 145,000, Mr. Chew: 40,000, Mr. Kunz: 25,000 and Mr. Parulekar: 32,000 were forfeited for failure to meet the performance criteria established for the fiscal 2009-2010 two-year period that was completed at the end of fiscal 2010. In the case of Mr. Macleod and Mr. DuChene 110,000 and 20,000 shares, respectively, were forfeited for failure to meet the performance critera established for the fiscal 2009-2010 two-year period that was completed at the end of fiscal 2010. As a result no shares of common stock were issued in fiscal 2010 to each named executive officer. For Mr. Macleod, the remaining 300,000 shares represent restricted units issued at the time Mr. Macleod was appointed Chief Executive Officer of the Company on November 30, 2009 which units vest ratably in annual increments over the four-year period from the date of grant and when vested convert into shares on a one-to-one basis. For Mr. DuChene the remaining 22,333 shares represent restricted units issued in November 2009 which vest ratably in annual increments over a four-year period from the grant date. Results for one performance period are not necessarily determinative of results for future performance periods.

(4)
Based on closing price of common stock at 2010 fiscal year end of $14.05. The amounts indicated include the following amounts attributable to performance shares that were forfeited following fiscal 2010 year end and therefore will never be paid to the named executive officer: Mr. Halla: $2,037,250; Mr. Macleod: $1,545,500; Mr. Chew: $562,000; Mr. DuChene: $281,000; Mr. Kunz: $351,250; and Mr. Parulekar $449,600.

(5)
Twenty-five percent of the shares subject to each option grant vest one year after the date of grant, and the remainder vest twenty-five percent annually on the next three anniversaries of the grant date. These options expire ten years and one day after the date of grant.

(6)
Twenty-five percent of the shares subject to each option grant vest one year after the date of grant, and the remainder vest monthly in equal installments over the following thirty-six months. These options expire six years and one day after the date of grant.

Option Exercises and Stock Vested

The following table shows information on options exercised during fiscal 2010 by the named executive officers and shares awarded in fiscal 2010 in payment of performance share units for the fiscal 2008-2009 performance period. Performance goals for the fiscal 2009-2010 performance period were not met and no shares were awarded for fiscal 2010.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting (#)(3)
Brian Halla	1,000,000	$1,226,758	105,000	$1,475,250
Donald Macleod	300,000	286,644	75,000	1,053,750
Lewis Chew	90,000	158,821	30,000	421,500
Todd M. DuChene	0	0	0	0
Detlev Kunz	11,250	5,338	15,000	210,750
Suneil Parulekar	160,000	60,496	15,000	210,750

(1)	Represents the market value of the underlying shares on the date of exercise less the exercise price.

(2)
Represents level of performance achieved for fiscal 2008-2009 performance period and paid in fiscal 2010. The minimum threshold performance for payment of award upon the completion of the fiscal 2010 performance period for performance share units was not met. Performance goals and target awards for the fiscal 2009 and 2010 performance period were set at the beginning of fiscal 2009.

(3)	Based on the closing price of common stock at fiscal year end of $14.05.

Pension Benefits

The following table presents information on the pension benefits made available to one of our named executive officers.

Name	Plan Name	Number of Years of Credited Service (#)(2)	Present Value of Accumulated Benefit ($)(3)	Payments During Last Fiscal Year
Detlev Kunz(1)	Pension Scheme of National Semiconductor GmbH	20	844,563	0

(1)
Mr. Kunz is a participant in the Pension Scheme of National Semiconductor GmbH offered by our German subsidiary which was Mr. Kunz’s employer for 20 years. None of the other named executive officers participates in a defined benefit pension plan.

(2)	Includes credit only for years of service with our German subsidiary.

(3)
Represents the actuarial present value of the accumulated benefit in U.S. dollars, computed as of the same pension plan measurement date used for financial statement reporting purposes with respect to our audited financial statements for the last completed fiscal year. For information on the assumptions used in quantifying the present value of the accumulated benefit, see the information in note 11 to the financial statements in our 2010 Form 10-K as filed with the SEC.

In accordance with local requirements and employment practices, we maintain defined benefit pension plans at certain of our international locations, one of which is Germany. Mr. Kunz was employed by our German subsidiary for twenty years until he became Senior Vice President and General Manager, Worldwide Marketing and Sales in July 2001 (he now serves as Senior Vice President and General Manager, Product Group). Under the pension scheme of National Semiconductor GmbH (our German subsidiary), Mr. Kunz is entitled to receive an estimated annual benefit upon retirement at or after the age of 65. The formula for determining the pension benefit is the sum of 0.5% of salary up to the amount valid for calculations for the German state pension scheme and 1.5% of salary above this limit times the number of years of service. Mr. Kunz ceased to accrue credits for service or compensation upon his transfer to the United States and the pension benefit is based solely on his service to and compensation from our German subsidiary.

Non-Qualified Deferred Compensation(1)

The following table presents information on our Deferred Compensation Plan, which is our non-qualified plan of deferred compensation.

Name	Executive Contributions In Last FY ($)(2)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)(3)	Aggregate Withdrawals/ Distributions ($)	Balance at Last FYE ($)
Brian L. Halla	0	0	$743,776	$0	$4,278,473
Donald Macleod	191,164	0	262,977	0	1,812,643
Lewis Chew	60,712	0	71,404	0	511,986
Todd M. DuChene	0	0	0	0	0
Detlev Kunz	30,648	0	13,606	0	343,717
Suneil Parulekar	135,831(4)	0	5,543	0	1,650,816

(1)
We maintain a Deferred Compensation Plan (“DCP”) for executive officers and other employees considered “highly compensated” under IRS regulations. Executive officers may defer to the DCP up to 50% of salary payments and 100% of the compensation paid under the Executive Officer Incentive Plan. DCP assets are maintained in a “rabbi trust” and the participant selects the investment options for the participant’s account. The investment options are the same investment options made available to participants in our 401(k) plan. Participants may change their investment options on a daily basis. Since the participant is responsible for selecting investment options, earnings include losses as well as gains and the actual earnings will depend on the investment options and mix chosen by the participant. At the time deferral elections are made, participants choose when they wish to receive payouts of their deferrals and whether they wish to receive them in a lump sum or in annual installments of up to ten years. As a result, payouts are not limited to termination of employment. Once made, we do not allow changes in payout elections except in limited circumstances.

(2)	Executive contributions reported as compensation for fiscal 2010 in the Summary Compensation Table:

	Salary	Non-Equity Incentive Plan Compensation
Mr. Halla	$0	$0
Mr. Macleod	191,164	0
Mr. Chew	60,712	0
Mr. DuChene	0	0
Mr. Kunz	30,648	0
Mr. Parulekar	135,831	308,000(4)

(3)
Represents earnings credited to the deferred compensation account of the named executive officers. Earnings (and losses) are not included in the Summary Compensation Table, as earnings are based on investment returns achieved by the investment elections made by the officer and are not above-market.

(4)	Amounts deferred in fiscal 2011 with respect to fiscal 2010 incentive compensation paid in fiscal 2011.

Loans

None of the named executive officers have loans from us.

Employment Contracts and Potential Payments Upon Termination of Employment or Change-of-Control

In connection with Mr. Halla’s retirement, the Company and Mr. Halla entered into a Retirement and Consulting Agreement (the “Retirement and Consulting Agreement”), dated as of October 21, 2009. In accordance with the terms of the Retirement and Consulting Agreement, Mr. Halla received his then current base salary at the rate of $890,000 per year through May 30, 2010 and remained eligible for an incentive award (subsequently determined to be $3,893,768) based on the target and performance metrics previously established by the Compensation Committee of the Board. Pursuant to the Retirement and Consulting Agreement Mr. Halla is entitled to receive a retention bonus payment on or about November 30, 2010 pursuant to the terms of the special retention bonus program established by the Compensation Committee on November 25, 2008. In addition, Mr. Halla will provide consulting services to the Company for the one-year period ending May 31, 2011 for which he will be paid an aggregate consulting fee of $890,000. The Company will also reimburse Mr. Halla for his cost to continue medical, dental and vision benefits under the Company’s group plans until May 10, 2011. The Retirement and Consulting Agreement also provides that Mr. Halla will be entitled to receive the portion of his performance share units and restricted stock units with respect to the two-year performance period covering the Company’s 2010 and 2011 fiscal years that are earned based on the Committee’s determination of the level of achievement of the applicable performance metrics for each such performance period, without proration. Pursuant to the existing terms and conditions of the agreements evidencing options to purchase shares of the Company’s common stock currently held by Mr. Halla, such options will continue to vest and the options will remain exercisable for up to five years following May 31, 2010 (or, if earlier, the end of the full term of such options). If the Company terminates Mr. Halla’s employment or service for “Cause” or he resigns without “Good Reason” (each as defined in the Retirement and Consulting Agreement) prior to the end of the Consulting Period, Mr. Halla will be entitled to receive only payment of accrued but unpaid base salary or consulting fees, accrued but unpaid vacation, and any other payments required by applicable law. However, Mr. Halla will continue to be entitled to receive the compensation and benefits pursuant to the Retirement and Consulting Agreement, as described above, if prior to the end of the Consulting Period, his employment or service terminates due to his death or disability, a termination by the Company without Cause, or a resignation for Good Reason.

Except for the Retirement and Consulting Agreement and the change-of-control employment agreements described below, we do not have specific employment agreements with our named executive officers. Following is information on benefits made available to our named executive officers upon termination of employment, including termination of employment in the event of a change-of-control. Excluded from this discussion is information on benefits and arrangements that do not discriminate in scope and terms of operation in favor of our named executive officers and that are available generally to all salaried employees.

•	Usual Benefits Upon Termination Other Than For Cause

When employment of a named executive officer is terminated in a situation that does not involve a change-of-control, the officer is entitled to receive the same benefits as any other terminated employee. Any other benefits, including perquisites, would be subject to specific negotiation between National and the executive officer at the time of termination. Following is information on the additional benefits available to executive officers upon termination:

Deferred Compensation Plan (DCP) Accounts

As noted in the Table on Non-Qualified Deferred Compensation, the DCP is our non tax qualified defined contribution plan which allows officers and other employees defined as “highly compensated” by the IRS to defer salary and incentive payments. The total amount of the DCP account at the time of termination will be dependent on the performance of the investments, as well as the amounts of salary and incentive payments that the participant has deferred. The DCP also contains amounts previously contributed by National to the profit sharing plan that were in excess of IRS limitations for tax qualified plans. Like all other DCP participants, at the time of termination, the named executive officer will begin receiving payments of the officer’s DCP account balance. At the time a participant makes an election to defer salary and/or incentive payment to the DCP, the participant chooses whether to take the deferral in a lump sum or in equal annual installments of up to ten years, so the timing of the actual payout of the DCP account will depend on the selections the participant has previously made. If the named executive officers had terminated at the end of fiscal 2010 and each had elected to receive the entire DCP account balances upon termination, they would have been entitled to receive the following amounts: Mr. Halla: $4,278,473; Mr. Macleod: $1,812,643; Mr. Chew: $511,986; Mr. DuChene: $0; Mr. Kunz: $343,717; and Mr. Parulekar: $1,650,816. As a result of Internal Revenue Code requirements, payments of the DCP accounts to the named executive officers cannot begin until six months after employment has ended.

Other Benefits

Under a preferred life insurance program previously made available to executive officers under a grandfathered program, Mr. Macleod has a whole life insurance policy for which National pays part of the premium. Upon termination for any reason, National will no longer pay any part of the premium but Mr. Macleod will be able to maintain coverage at his own expense.

•	Benefits Upon Termination by Reason of Retirement

We have the following additional benefits that are available if employment is terminated by reason of retirement:

Stock Options

If any employee (including an executive officer) who has been granted stock options retires, the options granted to the employee will continue to vest and the employee will have up to five years after termination to exercise the option. For these purposes, we define retirement as:

•	Having reached age sixty-five; or

•	Having reached age fifty-five and having at least 10 years of service to the Company and its subsidiaries.

For the 2009 Incentive Award Plan retirement is defined simply as having reached age fifty-five and having at least 10 years of service to the Company and its subsidiaries.

The employee is also required to certify that the employee does not intend to engage in full time employment. If the employee subsequently becomes employed by a competitor of National, the option will immediately terminate.

In order to be eligible for retirement treatment of the option grant, the employee has to have been employed by National for at least six months after the option was granted. The option will expire upon the earlier of five years from the retirement date or the original option expiration date. At the end of fiscal 2010, Mr. Halla was entitled to retirement treatment for his options and each of Messrs. Macleod, Kunz and Parulekar would have been eligible for retirement treatment for their options by reason of their combined age and service years. Information on options vested at fiscal year end that these officers could exercise in the five year retirement period (assuming exercise prior to expiration of the option) is shown in the Table on Outstanding Equity Awards at Fiscal Year End. If each of these named executive officers had retired at the end of fiscal 2010, complied with all the retirement conditions, exercised the options under the retirement provisions and sold the underlying stock at $14.05, the closing price of Company common stock at our fiscal year end, the net amount that each officer would receive after the five-year period for the additional options that would vest over the five-year period would be: Mr. Halla: $580,000; Mr. Macleod: $266,800; Mr. Kunz: $69,600; and Mr. Parulekar: $69,600. The actual amount that would be received over the five-year period will depend on the price of the stock on the date of exercise. Neither Mr. Chew nor Mr. DuChene has satisfied the retirement age and/or service requirements and accordingly, neither is eligible for retirement treatment of his respective stock options.

Performance Share Units

We have set target awards of performance share units for the named executive officers. The performance period is generally two years. If the executive officer retires during a performance period, the Compensation Committee at its discretion may provide the officer an award reflecting his performance and actual period of full time employment during the performance period. However, since performance cannot be measured until the performance period is completed, the award would not be paid until that time. If a retired executive officer who has received the payout of a performance share unit award subsequently becomes employed by or provides services to a competitor, the executive officer must repay the award amount to National. Using the performance share unit targets set in fiscal 2010 for the performance period that is still in progress and assuming performance is at the target level and the named executive officer retired at the end of fiscal 2010 halfway through the performance period, the value of the shares that would be awarded to the retired executive officers (using the closing price of Company common stock at 2010 fiscal year end of $14.05) would be: Mr. Macleod: $1,756,250; Mr. Kunz: $1,053,750; and Mr. Parulekar: $1,053,700. As described above, neither Mr. Chew nor Mr. DuChene is eligible for retirement treatment for his respective performance share units.

In the case of Mr. Halla pursuant to the Retirement and Consulting Agreement described above, Mr. Halla is entitled to receive the portion of his performance share units that are earned for the period fiscal 2010-2011 as determined by the Committee without proration. Assuming performance is at the target level and using the closing price of Company common stock at 2010 fiscal year end of $14.05 the value of the shares awarded to Mr. Halla would be $3,512,500.

Incentive Payment

Under the terms of the Executive Officer Incentive Plan, executive officers who retire during a fiscal year are entitled to a proportionate payment of their incentive payment earned based on performance during the fiscal year. If the executive officer retires after the fiscal year ends but before the incentive payment amounts are approved by the Compensation Committee, the officer will receive the payment of the full incentive based on the officer’s performance as determined by the Compensation Committee. These same retirement terms apply under our Employee Variable Pay Plan which is made available to key employees who are not executive officers. The incentive payments actually made for fiscal 2010 are shown in the Summary Compensation Table. If any of the executive officers had retired before the end of fiscal 2010, the incentive payment would have been prorated to reflect the period of employment during the fiscal year.

Medical Benefits

Under a program previously made available to executive officers under a grandfathered program, Mr. Macleod is eligible to receive medical and dental coverage upon retirement from National. Retirement for these purposes is defined the same way as it is defined for stock options and performance share units. He will be required to pay the same amount that employees are charged for the coverage and the medical and dental benefits will be the same as those provided to employees. None of the other named executive officers is eligible to receive medical and dental benefits upon retirement, and we do not offer retirement medical or dental coverage to our general employee population (except as described above with respect to Mr. Halla’s Retirement and Consulting Agreement, pursuant to which we will reimburse Mr. Halla for his cost to continue medical, dental and vision benefits under the Company’s group plans until May 10, 2011, which has an estimated value of $31,611. If Mr. Macleod had retired at the end of fiscal 2010, the amount we estimate we would pay for the coverage for the first year of his retirement is $43,542. This is based on Mr. Macleod’s age, the age of his spouse, and the rates paid by National during fiscal 2010.

Defined Benefit Pension Plan

Mr. Kunz is eligible to receive a pension payment upon his retirement. The pension benefit is from a defined benefit plan maintained by our German subsidiary which was Mr. Kunz’s employer before he transferred to the United States. For more information on the amounts Mr. Kunz would receive for the pension benefit, see the information provided in the Table on Pension Benefits. None of our other named executive officers is eligible to receive such a pension benefit.

•        Benefits Upon Termination by Disability or Death

In cases of termination of employment as a result of disability or death, we have essentially the same treatment for stock options and incentive payments as is available upon retirement. We have an executive long term disability program which is paid for by the executive officer. If the employment of any of our named executive officers had been terminated at the end of fiscal 2010 by reason of disability, they each would have received the following monthly disability benefit: Mr. Halla: $20,000; Mr. Macleod: $20,000; Mr. Chew: $0; Mr. DuChene: $0; Mr. Kunz: $16,750; and Mr. Parulekar: $17,500. The duration of the monthly disability benefit will depend on the age of the named executive officer at the time the benefit began to be paid. Except for the life insurance benefit described below offered to Mr. Macleod, life insurance benefits payable upon termination of employment by death and other disability benefits paid upon termination of employment by reason of disability are offered under the same plans available to salaried employees and these plans do not discriminate in favor of the executive officers. Under the preferred life insurance program previously made available to executive officers under a grandfathered program, Mr. Macleod has an individually owned life insurance policy for which Mr. Macleod and the Company each pay a portion of the cost. Under this life insurance policy, if Mr. Macleod’s employment had terminated by reason of death at the end of fiscal 2010, the life insurance benefit paid would have been $1,500,000.

•       Change-of-Control

We currently have change-of-control employment agreements with each of the named executive officers (other than Mr. Halla). The agreements provide for continued employment of the officer for a period of three years in the event of a change-of-control of National. A change-of-control is defined as:

•	the acquisition by a third party of more than 20% (50% in the case of Mr. DuChene) of National’s outstanding stock;

•	the composition of the majority of the Board of Directors changes (without the approval of the existing Board of Directors);

•	a reorganization, merger, consolidation or sale of substantially all the Company’s assets (subject to certain limitations); or

•	a complete liquidation or dissolution of the Company approved by the stockholders of the Company.

The agreement requires National to employ the officer for three years following the change-of-control. The employment terms and compensation during the three year employment period must be the same as prior to the change-of-control. If, during the three year period after the change-of-control, the officer’s employment is terminated for reasons other than cause, death or disability or if the officer terminates employment for good reason (as defined in the change-of-control agreement), the officer will receive a lump sum cash payment consisting of:

•	Base salary not yet paid through the date of termination;

•
A bonus based on the higher of the officer’s most recent annual bonus or the bonus for the prior fiscal year, (in either case, the bonus has to be at least as great as the largest bonus paid in the three year period prior to the change-of-control), pro-rated to reflect the actual period of employment during the fiscal year in which termination occurs. This bonus is referred to as the “highest annual bonus” except that in the case of Mr. DuChene such bonus shall be at least equal to his target bonus;

•
The product of 2.99 times the sum of the officer’s annual base salary and the highest annual bonus (2 times the sum of the officer’s annual base salary and target bonus in the case of Mr. DuChene); and

•	Any unpaid deferred compensation and vacation pay.

In addition, the officer will receive outplacement services, benefits otherwise available under any other plan (such as our Retirement and Savings Program), and continued health and welfare benefits for the officer and his dependents for a period of three years (except that in the case of Mr. DuChene he will receive $75,000 and reasonable assistance in finding replacement medical and dental coverage). The officer is also entitled to receive a gross-up amount to compensate the officer for any golden parachute excise taxes imposed by the Internal Revenue Code. (There is an exception when the payments under the agreement are less than 110% of the applicable payment limit for purposes of calculating the excise tax; in such case, the officer’s payments are reduced so the limit is not exceeded and, as a result, there is no golden parachute excise tax.) The officer (other than Mr. DuChene) may make an independent election to terminate employment one year after the change-of-control.

For purposes of estimating the value of payments that may be subject to excise tax on golden parachutes, we have estimated that the outplacement services provided for under the change-of-control agreement would cost $16,000 per officer. In addition, we estimate our cost to fund the 401(k) plan match in our Retirement and Savings Program and to provide health and welfare benefits for three years for each of the named executive officers, assuming the maximum 401(k) plan match for each officer and taking into account the current benefit elections made by each officer, as follows: Mr. Macleod: $198,488; Mr. Chew: $116,091; Mr. DuChene: $96,768; Mr. Kunz: $129,037; and Mr. Parulekar: $137,355. Mr. Halla does not have a change-of-control agreement. We have not included these amounts in the chart as payments due the officer, since these amounts represent our estimated costs to continue the 401(k) plan match and to provide the health and welfare benefits and are not payments the officer will actually receive.

Estimated Amounts Due Under Change-of-Control Agreements

	Payments Officer Entitled to Regardless of Change-of-Control Agreement			Additional Payments due under Change-of-Control Agreement
Name	Salary not yet paid	DCP Account Balance(1)	Accrued Vacation	“Highest Annual Bonus”	Severance Payment 2.99 × (salary plus highest annual bonus)	Estimated IRS Gross-Up Amount(2)	Total
Brian L. Halla	$0	4,278,473	0	NA	NA	0	4,278,473
Donald Macleod	15,385	1,812,643	76,412	2,450,000	9,717,500	0	14,071,940
Lewis Chew	8,173	511,986	38,199	1,100,000	4,559,750	0	6,218,108
Todd M. DuChene	6,731	0	13,810	600,000	1,400,000(3)	1,357,780	3,378,321
Detlev Kunz	6,442	343,717	52,106	800,000	3,393,650	0	4,595,915
Suneil Parulekar	6,731	1,650,816	7,687	770,000	3,348,800	0	5,784,034

(1)
The DCP account represents salary and bonus previously deferred by the officer plus earnings based on the performance of investment options offered by the DCP and selected by the officer. DCP amounts cannot be paid until at least six months after termination of employment. Timing of payments will depend on elections made by the officer at the time of deferral.

(2)
For calculating the IRS gross-up amounts, we take into account the officer’s earnings from the Company for the prior five years. We include the change-of-control bonus (to the extent it exceeds the actual incentive bonus earned in the fiscal year), the severance payment, valuations of unvested stock options that become vested upon a change-of-control (using the fiscal 2010 year end closing stock price), valuations of performance share units that become vested upon a change-of-control (again using the fiscal 2010 year end closing stock price), our estimated cost to provide a 401(k) plan match and health and welfare benefits for three years, and our estimated cost to provide out-placement services. Whether the officer will receive a gross-up amount will depend primarily on the officer’s earnings in the previous five years, which will vary depending on stock option exercise activity and amounts of salary and incentives deferred to the DCP.

(3)	Mr. DuChene’s change-of-control agreement provides for payment of two times salary and target bonus.

Outstanding awards under our previously approved equity plans will become fully vested and exercisable immediately prior to a change in control, and will not automatically terminate in the event of a change in control. A “change in control” generally means a sale or other disposition of all or substantially all of our assets, a merger or consolidation in which we are not the surviving corporation, or a reverse merger in which we are the surviving corporation but the shares of our stock outstanding immediately preceding the merger are converted by virtue of the merger into other property, as well as certain transactions in which a person (or group of persons) acquires more than 50% of our voting power and certain changes in the composition of our Board over a period of 24 months. In the event of a change in control, any surviving corporation or acquiring corporation may either assume or continue outstanding awards or substitute similar awards.

However, with respect to awards granted under our 2009 Incentive Award Plan, the acceleration of vesting will occur if, within 12 months after a change in control in which awards are assumed or substituted, either the surviving or acquiring corporation terminates holder’s employment or service without cause, or the holder voluntarily terminates his or her employment for good reason. In the table below, we have set forth the value of the unvested options that would become exercisable upon the change-of-control, as well as the value of shares of stock the officer would receive in payment for the performance share units for the performance period in progress upon the change-of-control.

Name	In-the-money Amount of Options Accelerated Upon Change-of-Control(1)	Value of Shares Received for Performance Share Units Vested Upon Change-of-Control(2)
Brian L. Halla	$580,000	$3,512,500
Donald Macleod	266,800	7,727,500
Lewis Chew	116,000	2,810,000
Todd M. DuChene	92,800	2,842,779
Detlev Kunz	69,600	2,107,500
Suneil Parulekar	69,600	2,107,500

(1)	Represents the difference between $14.05, the market closing price at fiscal year end, and the exercise price of all options accelerated upon change-of-control.

(2)
Represents value at 2010 fiscal year end, based on the market closing price at fiscal year end, of shares that would be received in payment of performance share units for performance period still in progress at the end of the 2010 fiscal year, the vesting of which would be accelerated upon a change-of-control. Does not include amounts for performance shares for the fiscal 2009-2010 period that were forfeited. See “Outstanding Equity Awards at Fiscal Year-End” above.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors has provided the following report:

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis included in this proxy statement. Based on that review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this proxy statement and, through incorporation by reference from this proxy statement, the Company’s Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Robert J. Frankenberg—Chairman
Modesto A. Maidique	Steven R. Appleton	Edward R. McCracken

Notwithstanding anything to the contrary stated in anything we have previously filed under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings (including all or any part of this proxy statement), the Report of the Compensation Committee and the Report of the Audit Committee shall not be incorporated by reference into such filings; nor shall the reports be incorporated by reference into future filings.

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

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table shows the beneficial ownership of more than 5% of National’s outstanding common stock as of July 30, 2010 as reported to the SEC by such beneficial owners:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
T. Rowe Price Associates, Inc	24,016,364(1)	10.03%
100 E. Pratt Street
Baltimore, Maryland 21202

Relational Investors, LLC	23,343,433(2)	9.74%
12400 High Bluff Drive, Suite 600
San Diego, CA 92130

FMR LLC.	15,058,227(3)	6.29%
82 Devonshire Street
Boston, MA 02109

JP Morgan Chase & Co.	14,315,599(4)	5.98%
270 Park Avenue
New York, New York 10017

BlackRock, Inc	12,022,012(5)	5.02%
40 East 52nd Street
New York, New York 10022

(1)
Includes 4,966,793 shares of which T. Rowe Price Associates, Inc. (“T. Rowe Price”) has sole voting power and 24,016,364 shares of which T. Rowe Price has sole dispositive power. The information concerning shares owned is from a Schedule 13G/A dated February 28, 2010, filed with the SEC on March 10, 2010 by T. Rowe Price.

(2)
Includes 23,343,433 shares of which Relational Investors, LLC (“RILLC”) has sole voting and dispositive power. The information concerning shares owned is from a Form 13F for the quarter ended March 31, 2010 filed with the SEC on May 13, 2010 by Relational Investors as general partner of Relational Investors, L.P., Relational Fund Partners, L.P., Relational Coast Partners, L.P., Relational Partners, L.P., RH Fund 1, L.P., RH Fund 4, L.P., RH Fund 6, L.P., RH Fund 7, L.P., Relational Investors VIII, L.P., Relational Investors IX, L.P., Relational Investors XV, L.P. and Relational Investors XVI, L.P. and as sole managing member of Relational Investors III, L.P, and Relational Investors X, L.P.

(3)
Includes 108,216 shares of which FMR LLC has sole voting power and 15,058,227 shares of which FMR LLC has sole dispositive power. The information concerning shares owned is from a Schedule 13G/A dated July 7, 2010, filed with the SEC on July 9, 2010 jointly by FMR LLC on behalf of itself, its subsidiaries Fidelity Management & Research Company, Strategic Advisers, Inc., and Pyramis Global Advisers Trust Company and Edward C. Johnson 3d. Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, own 49% of the Series B voting common shares of FMR LLC. Shares owned include shares owned by Fidelity International Limited, 47% of which is owned by a partnership controlled by Edward C. Johnson 3rd and members of his family.

(4)
Includes 10,089,215 shares of which JP Morgan Chase & Co. (“JP Morgan”) has sole voting power; 310,524 shares of which JP Morgan has shared voting power; and 13,873,377 shares of which JP Morgan has sole dispositive power and 435,272 shares of which JP Morgan has shared dispositive power. The information concerning shares owned is from a Schedule 13G dated December 31, 2009, filed with the SEC on February 2, 2010 by JP Morgan and its wholly owned subsidiaries JP Morgan Chase Bank, National Association, J.P. Morgan Investment Management Inc., JP Morgan Asset Management (U.K.) Ltd., JP Morgan Investement Advisors Inc., J.P. Morgan Trust Company of Delaware.

(5)
Includes 12,022,012 shares of which BlackRock, Inc. (“BlackRock”) has sole voting power and sole dispositive power. The information concerning shares owned is from a Schedule 13G dated January 20, 2010, filed with the SEC on January 29, 2010 by BlackRock.

SECURITY OWNERSHIP OF MANAGEMENT

The following table shows the number of shares of National common stock (our only class of equity securities outstanding) beneficially owned as of July 30, 2010 by each director, each executive officer named in the Summary Compensation Table, and by all directors and executive officers as a group:

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
William J. Amelio(1)	15,178	*
Steven R. Appleton	84,198(2)	*
Gary P. Arnold	60,000	*
Richard J. Danzig	169,021(3)	*
John T. Dickson	62,060	*
Robert J. Frankenberg	175,111(4)	*
Modesto A. Maidique	44,024	*
Edward R. McCracken	230,551(5)	*
Roderick C. McGeary	24,000	*
William E. Mitchell(1)	12,000	*
Brian L. Halla	4,905,465(6)	2.01%
Donald Macleod	2,103,665(7)	*
Lewis Chew	1,144,272(8)	*
Todd M. DuChene	23,333(9)	*
Detlev Kunz	499,859(10)	*
Suneil Parulekar	127,860(12)	*
All directors and executive officers as a group (20 people)	10,494,728(11)	4.25%

*	Less than 1 percent.

(1)	Appointed to the Company’s Board of Directors on April 16, 2010.

(2)	Includes 30,000 shares which Mr. Appleton has the right to acquire within 60 days through the exercise of stock options.

(3)	Includes 90,000 shares which Mr. Danzig has the right to acquire within 60 days through the exercise of stock options.

(4)	Includes 90,000 shares which Mr. Frankenberg has the right to acquire within 60 days through the exercise of stock options.

(5)	Includes 50,000 shares which Mr. McCracken has the right to acquire within 60 days through the exercise of stock options.

(6)
Includes 717 shares owned by a trust of which Mr. Halla is a beneficiary, 100,000 shares held by Mr. Halla’s spouse, 100,000 shares held in a grantor retained annuity trust of which Mr. Halla is beneficiary, 328,915 shares held directly and 4,375,833 shares which Mr. Halla has the right to acquire within 60 days through the exercise of stock options.

(7)
Includes 2,515 shares held by a trust of which Mr. Macleod is a beneficiary, 256,566 shares held directly and 1,844,583 shares which Mr. Macleod has the right to acquire within 60 days through the exercise of stock options.

(8)
Includes 533 shares held by a trust of which Mr. Chew is a beneficiary, 103,241 shares held directly and 1,040,498 shares which Mr. Chew has the right to acquire within 60 days through the exercise of stock options.

(9)	Includes 23,333 shares which Mr. DuChene has the right to acquire within 60 days through the exercise of stock options.

(10)
Includes 105 shares held by a trust of which Mr. Kunz is a beneficiary, 43,088 shares held directly and 456,666 shares which Mr. Kunz has the right to acquire within 60 days through the exercise of stock options.

(11)
Includes 100,000 shares owned by spouses, 296,957 shares owned by trusts of which the officer and/or director is a beneficiary and 8,764,015 shares which can be acquired within 60 days through the exercise of stock options.

(12)
Includes 1,101 shares held by a trust of which Mr. Parulekar is a beneficiary, 42,176 shares held directly and 84,583 shares which Mr. Parulekar has the right to acquire within 60 days through the exercise of stock options.

None of the shares owned by our directors and executive officers are pledged as security for any purpose.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	No financial statements are filed with this Annual Report on Form 10-K/A. These items were included as part of the Original Form 10-K.

(b)	Exhibits

Exhibit
Number                      Exhibit

31.1                      Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)
31.2                      Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Dated: November 15, 2010	By: /S/ Lewis Chew
Lewis Chew
Senior Vice President, Finance
and Chief Financial Officer

Exhibit 31.1

Certification of Chief Executive Officer Pursuant to
Rule 13a-14(a)/15d-14(a)

I, Donald Macleod, certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Semiconductor Corporation; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 15, 2010	/S/ Donald Macleod
Donald Macleod
Chairman, President and Chief Executive Officer

Exhibit 31.2

Certification of Chief Financial Officer Pursuant to
Rule 13a-14(a)/15d-14(a)

I, Lewis Chew, certify that:

1.	I have reviewed this annual report on Form 10-K/A of National Semiconductor Corporation; and

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

Date: November 15, 2010	/S/ Lewis Chew
Lewis Chew
Senior Vice President, Finance and Chief Financial Officer