Form 10-Q
period 2010-11-28
NATIONAL SEMICONDUCTOR CORP
filed 2011-01-05
CIK 70530

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 28, 2010.

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

Large accelerated filer ☒	Non-accelerated filer ☐

Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Each Class	Outstanding at November 28, 2010
Common stock, par value $0.50 per share	241,141,890

NATIONAL SEMICONDUCTOR CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009
	(Unaudited)		(Unaudited)
Net sales	$390.4	$344.6	$802.4	$659.0
Cost of sales	121.5	119.6	241.5	241.8
Gross margin	268.9	225.0	560.9	417.2

Research and development	69.5	68.2	140.8	133.5
Selling, general and administrative	69.4	81.0	139.4	154.0
Severance and restructuring expenses, net	6.5	0.7	16.3	6.4
Other operating expense (income), net	—	1.1	0.1	(0.9)
Operating expenses, net	145.4	151.0	296.6	293.0

Operating income	123.5	74.0	264.3	124.2

Interest income	0.6	0.4	1.2	0.9
Interest expense	(13.8)	(15.0)	(26.8)	(30.7)
Other non-operating income, net	3.3	2.0	0.9	5.3

Income before taxes	113.6	61.4	239.6	99.7
Income tax expense	30.1	14.4	67.3	22.9
Net income	$83.5	$47.0	$172.3	$76.8

Earnings per share:
Basic	$0.35	$0.20	$0.72	$0.33
Diluted	$0.34	$0.20	$0.70	$0.32

Weighted-average common and potential common shares outstanding:
Basic	239.9	236.6	239.3	235.1
Diluted	244.8	241.0	244.7	239.5

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Millions, Except Share Amounts)	Nov. 28, 2010	May 30, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$878.8	$1,027.0
Receivables, less allowances of $33.7 in fiscal 2011 and $30.0 in fiscal 2010	99.8	98.2
Inventories	136.4	118.6
Deferred tax assets	69.7	70.3
Other current assets	147.0	156.8
Total current assets	1,331.7	1,470.9

Property, plant and equipment, net	407.6	390.1
Goodwill	68.3	66.1
Deferred tax assets, net	239.6	245.5
Other assets	105.9	102.2
Total assets	$2,153.1	$2,274.8

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$276.5
Accounts payable	60.9	49.8
Accrued liabilities	142.7	204.5
Income taxes payable	3.2	17.6
Total current liabilities	206.8	548.4

Long-term debt	1,044.4	1,001.0
Long-term income taxes payable	181.4	175.3
Other non-current liabilities	134.1	124.2
Total liabilities	1,566.7	1,848.9

Commitments and contingencies

Shareholders’ equity:
Common stock of $0.50 par value. Authorized 850,000,000 shares. Issued and outstanding: 241,141,890 in fiscal 2011 and 239,071,512 in fiscal 2010	120.6	119.5
Additional paid-in-capital	219.0	188.3
Retained earnings	379.5	250.3
Accumulated other comprehensive loss	(132.7)	(132.2)
Total shareholders’ equity	586.4	425.9
Total liabilities and shareholders’ equity	$2,153.1	$2,274.8

See accompanying Notes to Condensed Consolidated Financial Statements

NATIONAL SEMICONDUCTOR CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009
	(Unaudited)
Cash flows from operating activities:
Net income	$172.3	$76.8
Adjustments to reconcile net income with net cash provided by operating activities:
Depreciation and amortization	39.7	46.4
Share-based compensation	27.3	32.7
Excess tax benefit from share-based payment arrangements	(0.5)	(0.1)
Tax benefit associated with share-based awards	4.0	(4.4)
Gain on investments	(3.7)	(5.3)
Non-cash restructuring recovery	(0.1)	(5.7)
(Gain) loss on disposal of equipment	(0.5)	0.8
Impairment of equipment and other assets	4.0	—
Other, net	6.3	2.6
Changes in certain assets and liabilities, net:
Receivables	(1.5)	(17.5)
Inventories	(17.4)	17.9
Other current assets	0.2	(5.0)
Accounts payable and accrued liabilities	(54.9)	15.8
Current and deferred income taxes	(17.2)	(10.7)
Other non-current liabilities	9.7	15.3
Net cash provided by operating activities	167.7	159.6
Cash flows from investing activities:
Purchase of property, plant and equipment	(46.9)	(14.4)
Proceeds from sale of property, plant and equipment	4.1	0.1
Business acquisition, net of cash acquired	(4.1)	(4.8)
Funding of benefit plan	(3.2)	(1.1)
Redemption of benefit plan	0.3	1.3
Other, net	(0.1)	(1.4)
Net cash used in investing activities	(49.9)	(20.3)
Cash flows from financing activities:
Repayment of debt	(250.0)	(31.2)
Proceeds from liquidation of interest rate swap	13.0	—
Payment on software license obligations	(3.4)	(3.2)
Excess tax benefit from share-based payment arrangements	0.5	0.1
Minimum tax withholding paid on behalf of employees for net share settlements	(0.2)	(1.6)
Issuance of common stock	17.2	56.7
Cash payments in connection with stock option exchange program	—	(1.1)
Cash dividends paid	(43.1)	(37.6)
Net cash used in financing activities	(266.0)	(17.9)
Net change in cash and cash equivalents	(148.2)	121.4
Cash and cash equivalents at beginning of period	1,027.0	700.3
Cash and cash equivalents at end of period	$878.8	$821.7

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

Recently Adopted Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued FASB Accounting Standards Update (ASU) No. 2009-13, “Revenue Recognition (Topic 605) — Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force.” In the absence of vendor-specific objective evidence (VSOE) or other third party evidence (TPE) of the selling price for the deliverables in a multiple-element arrangement, this ASU requires companies to use an estimated selling price (ESP) for the individual deliverables. Companies are to apply the relative-selling price model for allocating an arrangement’s total consideration to its individual elements. Under this model, the ESP is used for both the delivered and undelivered elements that do not have VSOE or TPE of the selling price. The FASB also issued ASU No. 2009-14, “Software (Topic 985) — Certain Revenue Arrangements That Include Software Elements,” which excludes the software from the scope of software revenue guidance if the software contained in the tangible product is essential to the tangible product’s functionality. Both ASUs are effective for us beginning in our fiscal 2012, with earlier application permitted. We elected to early adopt the accounting requirements in these ASUs during the second quarter of fiscal 2011. Their adoption did not have a material effect on our consolidated financial statements.

Earnings Per Share

A reconciliation of the shares used in the computation of basic and diluted earnings per share follows:

	Three Months Ended		Six Months Ended
(In Millions, Except Weighted-Average Exercise Price)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Numerator:
Net income	$83.5	$47.0	$172.3	$76.8

Denominator:
Weighted-average common shares outstanding used for basic earnings per share	239.9	236.6	239.3	235.1

Effect of dilutive securities:
Share-based awards	4.9	4.4	5.4	4.4

Weighted-average common and potential common shares outstanding used for diluted earnings per share	244.8	241.0	244.7	239.5

Anti-dilutive potential common shares:
Stock options:
Number of shares	17.0	40.7	18.0	43.2

Weighted-average exercise price	$17.86	$22.01	$17.96	$21.86

Anti-dilutive potential common shares are not included in the calculation of diluted earnings per share. For the second quarter and first six months of fiscal 2011 and 2010, the effect of these shares was anti-dilutive because the exercise price of the related stock options exceeded the average market price during the period. Shares related to outstanding stock options at November 28, 2010 that were anti-dilutive could potentially dilute basic earnings per share in the future.

Share-based Compensation

Share-based compensation expense included in operating results is presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions, Except Per Share Amounts)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Cost of sales:
Gross compensation	$1.9	$2.6	$4.0	$5.3
Capitalized in inventory during the period	(1.9)	(2.2)	(3.8)	(4.1)
Realized from inventory during the period	1.9	2.2	3.6	4.6
	1.9	2.6	3.8	5.8
Research and development	4.4	5.1	8.3	9.5
Selling, general and administrative	10.0	13.4	18.0	21.9

Total share-based compensation included in income before taxes	16.3	21.1	30.1	37.2
Income tax benefit	(5.5)	(6.8)	(10.1)	(11.5)

Total share-based compensation, net of tax, included in net income	$10.8	$14.3	$20.0	$25.7

Share-based compensation effects on earnings per share:
Basic	$0.05	$0.06	$0.08	$0.11
Diluted	$0.04	$0.06	$0.08	$0.11

Share-based compensation capitalized in inventory	$1.2	$1.0	$1.2	$1.0

Total gross share-based compensation	$16.3	$21.1	$30.3	$36.7

The fair value of share-based awards to employees in connection with equity compensation plans was estimated using a Black-Scholes option pricing model that used the following weighted-average assumptions:

	Three Months Ended		Six Months Ended
	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009
Stock Option Plans:
Expected life (in years)	N/A	3.9	3.8	3.8
Expected volatility	N/A	41%	41%	46%
Risk-free interest rate	N/A	1.8%	1.4%	1.9%
Dividend yield	N/A	2.2%	2.2%	2.3%

Stock Purchase Plans:
Expected life (in years)	0.8	0.8	0.8	0.8
Expected volatility	35%	42%	35%	42%
Risk-free interest rate	0.2%	0.3%	0.2%	0.3%
Dividend yield	2.3%	2.3%	2.3%	2.3%

We did not grant any stock options during the second quarter of fiscal 2011. The weighted-average fair value of stock options granted during the first six months of fiscal 2011 was $4.01 per share. The weighted-average fair value of stock options granted during the second quarter and first six months of fiscal 2010 was $4.17 and $4.03 per share, respectively.  The weighted-average fair value of rights granted under the stock purchase plan was $3.41 per share for both the second quarter and first six months of fiscal 2011 since there were no rights granted under the stock purchase plan in the first fiscal quarter. The weighted-average fair value of rights granted under the stock purchase plan was $4.08 per share for both the second quarter and first six months of fiscal 2010.

As of November 28, 2010, the fair value of the cash awards in connection with the executive officer retention arrangements was determined to be the amount paid on November 29, 2010, which was based on the average daily closing price of our common stock for the second quarter of fiscal 2011 (see Note 13 to the Condensed Consolidated Financial Statements). For periods prior to the second quarter of fiscal 2011, the fair value of the cash awards was estimated using the Monte Carlo valuation method that used the following closing stock price and weighted-average assumptions as of:

May 30, 2010
Executive Officer Retention Awards:
Closing stock price	$14.05
Remaining term (in years)	0.5
Expected volatility	32%
Risk-free interest rate	0.2%
Dividend yield	2.3%

For all options granted after December 31, 2007, we determine expected life based on historical stock option exercise experience for the last four years, adjusted for our expectation of future exercise activity. For options granted prior to January 1, 2008, we use the simplified method specified by the Securities and Exchange Commission’s (SEC’s) Staff Accounting Bulletin (SAB) No. 107 to determine the expected life of stock options. The expected volatility is based on implied volatility, as management has determined that implied volatility better reflects the market’s expectation of future volatility than historical volatility, and is determined based on our traded options, which are actively traded on several exchanges. We derive the implied volatility using the closing prices of traded options during a period that closely matches the timing of the option grant for the stock option and stock purchase plans, and on the last day of the quarter for the cash awards under the executive officer retention arrangements. The traded options selected for our measurement for the stock option and stock purchase plans are near-the-money and close to the exercise price of the option grants and have terms ranging from one to two years. The traded options selected for our measurement of the cash awards under the executive officer retention arrangements were near-the-money and at the closing price of our common stock on the last day of the quarter and had similar remaining terms (in years). The risk-free interest rate is based upon interest rates that match the expected life of the outstanding options under our employee stock option plans, the expected life of the purchase rights under our employee stock purchase plan and the retention period under the executive officer retention arrangements, as applicable. The dividend yield is based on recent history and our expectation of dividend payouts.

Note 2. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which the transaction to sell the asset or transfer the liability would occur and the assumptions that market participants would use in pricing the asset or liability. We measure fair value to record our cash equivalents, derivative financial instruments and the deferred compensation plan assets. The measurement of fair value for our long-term debt is used to provide disclosure under Accounting Standards Codification (ASC) Topic 825, “Financial Instruments.” We do not measure fair value to record the carrying value of our long-term debt, except for the debt associated with our interest rate swap that was subject to hedge accounting (See Note 3 to the Condensed Consolidated Financial Statements). Our non-financial assets subject to fair value measurements include goodwill and amortizable intangible assets, which are measured and recorded at fair value in the period they are acquired or determined to be impaired, and property, plant and equipment, which is measured and recorded at fair value in the period it is determined to be impaired.

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

Level 1 assets include our investments in institutional money-market funds that are classified as cash equivalents and the investment funds of the deferred compensation plan assets where the respective financial instruments are traded in an active market with sufficient volume and frequency of activity.

•              Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities.

Level 2 assets and liabilities include our investments in commercial paper that are classified as cash equivalents and our senior notes that represent long-term debt instruments that are less actively traded in the market, but where quoted market prices exist for similar instruments that are actively traded, and derivative financial instruments which are based on observable inputs or can be corroborated by observable data for substantially the full term of the derivative financial instrument.

•              Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Level 3 assets include goodwill, amortizable intangible assets, and property, plant and equipment where we determine fair value based on unobservable inputs using the best information available in the circumstances and take into consideration assumptions that market participants would use in pricing the asset.

Assets and liabilities measured at fair value on a recurring basis include the following:

(In Millions)	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Total

Balance at November 28, 2010
Cash equivalents:
Institutional money-market funds	$240.1	$—	$240.1
Commercial paper	—	105.0	105.0
	240.1	105.0	345.1
Other current assets:
Derivative assets — Forward contracts	—	0.6	0.6
Other assets:
Investment funds — Deferred compensation plan assets:
Institutional money-market funds	8.3	—	8.3
Mutual funds	37.8	—	37.8
Marketable equity securities	0.8	—	0.8
	46.9	—	46.9
Total assets measured at fair value	$287.0	$105.6	$392.6

Balance at May 30, 2010
Cash equivalents:
Institutional money-market funds	$216.6	$—	$216.6
Commercial paper	—	79.9	79.9
	216.6	79.9	296.5
Other current assets:
Derivative assets — Forward contracts	—	0.6	0.6
Other assets:
Investment funds — Deferred compensation plan assets:
Institutional money-market funds	6.9	—	6.9
Mutual funds	32.6	—	32.6
Marketable equity securities	0.8	—	0.8
	40.3	—	40.3
Derivative assets — Interest rate swap	—	1.6	1.6
Total assets measured at fair value	$256.9	$82.1	$339.0

There were no transfers between level 1 and level 2 financial assets and liabilities in fiscal 2011 and 2010.

The institutional money-market funds and the various investment funds within our deferred compensation plan assets are traded in an active market and the net asset value of each fund on the last day of the quarter is used to determine its fair value. We determine fair value of our commercial paper by obtaining non-binding market prices from our broker on the last day of the quarter. We then corroborate these market prices by comparison to quoted market prices for similar instruments. The fair value of foreign currency forward contracts represents the present value difference between the stated forward contract rate and the current market forward rate at settlement. The fair value of the interest rate swap was based on a commonly used valuation model that includes significant observable inputs, such as interest rate yield curves and discount rates commensurate with the six-month LIBOR interest rates, as well as the creditworthiness of the counterparties and our own nonperformance risk.

The fair value of our long-term debt (including the current portion) at November 28, 2010 was $1,118.4 million. The fair value measurements for our long-term debt instruments take into consideration credit rating changes, equity price movements, interest rate changes and other economic variables.

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

We had an interest rate swap agreement that managed our exposure to interest rate changes from our $250 million senior unsecured notes due April 2015 (see below). The agreement effectively converted the fixed interest rate of the $250 million principal amount of senior unsecured notes to a floating interest rate. We designated this swap agreement as a fair value hedge and recognize the changes in the fair value of both the swap and the related debt, which we record as gains or losses on derivative instrument in fair value hedge included in other non-operating income, net.

The following table provides information about gains (losses) associated with our derivative financial instruments:

	Location of Gains	Amount of Gains (Losses) Recognized in Income on Derivative		Location of Losses	Amount of Losses Recognized in Income on Hedged Item
(In Millions)	(Losses) Recognized in Income on Derivative	Nov. 28, 2010	Nov. 29, 2009	Recognized in Income on Hedged Item	Nov. 28, 2010	Nov. 29, 2009

Three Months Ended:
Fair value hedge:
Interest rate swap	Other non-operating income (expense), net	$1.9	$—	Other non-operating (expense) income, net	$(1.6)	$—
		$1.9	$—		$(1.6)	$—

Instruments without hedge accounting designation:
Forward contracts	Selling, general and administrative	$(0.3)	$—
Purchased options	Selling, general and administrative	(0.1)	—
		$(0.4)	$—

Six Months Ended:
Fair value hedge:
Interest rate swap	Other non-operating income (expense), net	$12.0	$—	Other non-operating (expense) income, net	$(14.1)	$—
		$12.0	$—		$(14.1)	$—

Instruments without hedge accounting designation:
Forward contracts	Selling, general and administrative	$(1.3)	$(0.2)
Purchased options	Selling, general and administrative	(0.1)	(0.1)
		$(1.4)	$(0.3)

On September 23, 2010, we liquidated our interest rate swap for which we received proceeds of $16.1 million including accrued interest through the liquidation date. Upon the date of liquidation, we measured the fair value of both the swap and the related debt, which resulted in a $0.3 million net gain on derivative instrument in fair value hedge. We also incurred a loss of $0.7 million due to the derecognition of the fair value hedge in connection with the liquidation of the interest rate swap. These amounts are included in other non-operating income, net. The accumulated fair value adjustment to the carrying value of the senior unsecured notes will be amortized over the remaining term of the debt on an effective yield basis and will be recorded as a reduction of interest expense.

Fair Value and Notional Principal of Derivative Financial Instruments

The notional principal amounts for derivative financial instruments provide one measure of the transaction volume outstanding as of November 28, 2010 and May 30, 2010, and does not represent the amount of the exposure to credit or market loss. The estimates of fair value are based on applicable and commonly used pricing models using prevailing financial market information at November 28, 2010 and May 30, 2010. The table below shows the fair value and notional principal of our derivative financial instruments.

	Asset Derivatives
(In Millions)	Balance Sheet Location	Notional Principal	Fair Value

Balance at November 28, 2010
Instruments without hedge accounting designation:
Forward contracts	Other current assets	$10.0	$0.6
Total		$10.0	$0.6

Balance at May 30, 2010
Fair value hedge:
Interest rate swap	Other assets	$250.0	$1.6

Instruments without hedge accounting designation:
Forward contracts	Other current assets	20.0	0.6
Total		$270.0	$2.2

Note 4. Condensed Consolidated Financial Statements Detail

Condensed Consolidated Balance Sheets

(In Millions)	Nov. 28, 2010	May 30, 2010

Receivable allowances:
Doubtful accounts	$0.4	$0.4
Returns and allowances	33.3	29.6

Total receivable allowances	$33.7	$30.0

Inventories:
Raw materials	$12.3	$9.5
Work in process	83.5	67.8
Finished goods	40.6	41.3

Total inventories	$136.4	$118.6

Other current assets:
Prepaid income taxes	$89.0	$90.0
Prepaid expenses	16.9	19.8
Assets held for sale	40.1	45.8
Other	1.0	1.2

Total other current assets	$147.0	$156.8

Property, plant and equipment:
Total property, plant and equipment	$2,208.7	$2,199.0
Less accumulated depreciation and amortization	(1,801.1)	(1,808.9)

Total property, plant and equipment, net	$407.6	$390.1

Other assets:
Debt issuance costs	$5.2	$5.8
Income tax receivable	41.7	41.7
Deferred compensation plan assets	46.9	40.3
Other	12.1	14.4

Total other assets	$105.9	$102.2

Accrued liabilities:
Payroll and employee related	$81.3	$127.3
Accrued interest payable	23.0	24.6
Severance and restructuring expenses	7.1	15.4
Other	31.3	37.2

Total accrued liabilities	$142.7	$204.5

Other non-current liabilities:
Accrued pension obligation	$70.4	$67.3
Deferred compensation plan liability	46.9	40.3
Other	16.8	16.6

Total other non-current liabilities	$134.1	$124.2

Condensed Consolidated Balance Sheets (Continued)

(In Millions)	Nov. 28, 2010	May 30, 2010

Accumulated other comprehensive loss:
Defined benefit pension plans	$(132.4)	$(131.9)
Other	(0.3)	(0.3)
Total accumulated other comprehensive loss	$(132.7)	$(132.2)

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Other operating expense (income), net:
Litigation settlement	$—	$1.5	$—	$(0.5)
Other	—	(0.4)	0.1	(0.4)
Total other operating expense (income), net	$—	$1.1	$0.1	$(0.9)

Other non-operating income, net:
Trading securities:
Change in net unrealized holding gains/losses	$3.7	$2.0	$3.7	$5.3
Total gain on investments	3.7	2.0	3.7	5.3
Net gain (loss) on derivative instrument in fair value hedge	0.3	—	(2.1)	—
Loss on liquidation of interest rate swap	(0.7)	—	(0.7)	—
Total other non-operating income, net	$3.3	$2.0	$0.9	$5.3

Note 5. Statements of Cash Flows Information

	Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009

Supplemental Disclosure of Cash Flow Information:
Cash paid for:
Interest	$26.8	$30.6
Income taxes	$83.1	$47.5

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Acquisition of software under license obligations	$0.4	$—
Cancellation of shares withheld for taxes on restricted stock and performance share unit awards	$1.8	$1.6
Deposit applied to purchase equipment	$4.7	$—

Note 6. Cost Reduction Programs and Restructuring of Operations

We recorded total net charges for severance and restructuring expenses of $6.5 million in the second quarter and $16.3 million in the first six months of fiscal 2011. The following table provides additional detail related to these expenses:

(In Millions)	Analog Segment	All Others	Total

Three Months Ended November 28, 2010:
May 2010 business realignment:
Severance	$0.4	$0.1	$0.5
Other exit-related costs	0.3	0.1	0.4
	0.7	0.2	0.9
March 2009 workforce reduction and plant closures:
Other exit-related costs	—	4.6	4.6
Severance	—	0.2	0.2
Loss on sale of equipment	—	0.1	0.1
Impairment of equipment	—	0.8	0.8
Release of reserve:
Severance	—	(0.1)	(0.1)
	—	5.6	5.6
Total severance and restructuring expenses, net	$0.7	$5.8	$6.5

Six Months Ended November 28, 2010:
May 2010 business realignment:
Severance	$0.7	$0.6	$1.3
Other exit-related costs	0.3	0.1	0.4
Impairment of equipment and other assets	1.2	—	1.2
	2.2	0.7	2.9
March 2009 workforce reduction and plant closures:
Other exit-related costs	—	11.2	11.2
Severance	—	0.3	0.3
Gain on sale of equipment	—	(0.8)	(0.8)
Impairment of equipment	—	2.8	2.8
Release of reserve:
Severance	—	(0.1)	(0.1)
	—	13.4	13.4
Total severance and restructuring expenses, net	$2.2	$14.1	$16.3

In connection with exit activities related to the realignment of certain product line business units originally announced in May 2010, we recorded charges of $0.9 million in the second quarter and $2.9 million in the first six months of fiscal 2011. These amounts include $0.5 million in the second quarter of fiscal 2011 for severance payments to 7 employees who were terminated in the quarter due to these exit activities and a total of $1.3 million for severance expenses in the first six months of fiscal 2011. We also recorded $0.4 million for other exit-related costs in the second quarter and first six months of fiscal 2011 in connection with two leased facilities. In the first quarter of fiscal 2011, we decided to discontinue the development of a product which was originally acquired with the purchase of ActSolar, Inc. in fiscal 2009. As a result, the charges in the first six months of fiscal 2011 include a $1.2 million charge to write off the intangible asset and certain equipment related to the development project that is no longer used. Since these charges relate to an action announced in fiscal 2010, total cumulative charges through November 28, 2010 were $4.6 million, which includes an additional $1.7 million for severance payments recorded in fiscal 2010. Remaining exit activities related to the product line business unit realignment are expected to be completed in early calendar 2011 and total cumulative charges are expected to be approximately $5 million to $6 million.

In connection with the workforce reduction and plant closures announced in March 2009, we recorded a total net charge of $5.6 million in the second quarter and $13.4 million in the first six months of fiscal 2011. These amounts include other exit-related costs of $4.6 million in the second quarter and $11.2 million in the first six months of fiscal 2011 associated with the closure and transfer activities that occurred at our manufacturing sites in Texas and China during the same periods. These amounts also include severance costs of $0.2 million in the second quarter and $0.3 million in the first six months of fiscal 2011. We also recorded a $0.8 million charge in the second quarter of fiscal 2011 to write off certain Texas building improvements that were removed during the quarter. Total charges for impairment of equipment in the first six months of fiscal 2011 was $2.8 million including a $2.0 million charge in the first quarter of fiscal 2011 to write off certain Texas equipment previously classified as held for sale that remained unsold after completing a final public sale of the equipment. In addition, we recorded a $0.1 million loss on sale of certain Texas equipment in the second quarter of fiscal 2011. Partially offsetting these charges was a $0.1 million recovery in the second quarter and first six months of fiscal 2011 to reduce accrued severance upon redeploying an employee from Texas to another location and a $0.8 million gain on the sale of certain Texas equipment in the first six months of fiscal 2011. Since these net charges relate to actions announced in fiscal 2009, total cumulative net charges (including the net charges incurred in fiscal 2011, 2010 and 2009) through November 28, 2010 for these actions are presented in the following table:

(In Millions)	Analog Segment	All Others	Total

March 2009 workforce reduction and plant closures:
Severance	$14.0	$46.5	$60.5
Other exit-related costs	—	43.2	43.2
Impairment of equipment	—	57.1	57.1
Gain on sale of equipment	—	(2.1)	(2.1)
Other equipment gain, net	—	(1.2)	(1.2)
Release of reserves:
Severance	(0.4)	(4.9)	(5.3)

Total cumulative severance and restructuring expenses for the March 2009 workforce reduction and plant closures	$13.6	$138.6	$152.2

In fiscal 2010 we ceased production activity in both China and Texas. Remaining activities associated with the closures of the China and Texas manufacturing facilities were substantially completed by the end of November 2010. However, we continue to incur minimal ongoing expenses to maintain the facilities until they are sold. We expect to incur approximately $3 million to $5 million of these expenses through fiscal 2011. As a result, total charges for all actions announced in March 2009 are expected to be approximately $155 million to $157 million. Most of this amount will be reported within our corporate group, which is not considered an operating segment, and will be included in the category described as “All Others.”

Since production activity in both China and Texas has ceased, we are actively engaged in locating buyers to purchase each of these manufacturing facilities and the existing machinery and equipment located in these facilities. As a result, all of the China and Texas plant assets have been classified as held for sale. As of November 28, 2010, the total carrying value of assets held for sale was $40.1 million and is reported in other current assets in the condensed consolidated balance sheet. We have ceased depreciation on these assets and now measure the carrying value at the lower of historical net book value or fair value (less cost to sell). During the first six months of fiscal 2011, activity related to assets held for sale included the sale of certain Texas equipment with a carrying value of $2.6 million and the write off of certain Texas building improvements and equipment with a carrying value of $2.8 million. In addition, certain Texas equipment with a carrying value of $0.3 million (approximating fair value) was transferred to our manufacturing facility in Maine and reclassified as held and used.

The following table provides a summary of the activities through the first six months of fiscal 2011 related to severance and restructuring costs included in accrued liabilities:

	Fiscal 2010 Business Unit Realignment		Fiscal 2009 Workforce Reduction and Plant Closures
(In Millions)	Severance	Other Exit-Related Costs	Severance	Other Exit-Related Costs	Total

Balance at May 30, 2010	$1.7	$—	$13.1	$0.6	$15.4
Severance and restructuring expenses	1.3	0.4	0.3	11.2	13.2
Cash payments	(1.4)	(0.4)	(8.0)	(11.4)	(21.2)
Release of residual reserves	—	—	(0.1)	—	(0.1)
Exchange rate adjustment	(0.1)	—	(0.1)	—	(0.2)
Balance at November 28, 2010	$1.5	$—	$5.2	$0.4	$7.1

During the first six months of fiscal 2011 we paid severance to 131 employees in connection with exit activities as part of the business unit realignment announced in May 2010 and the plant closures. Payments for other exit-related costs were primarily for expenses associated with closure and transfer activities incurred in connection with the closures of our manufacturing facilities in Texas and China.

The balances at November 28, 2010 represent remaining estimated costs for activities that have occurred, but have yet to be paid, as a result of the business unit realignment and the manufacturing plant closures. Payments for the remaining severance balances of $1.5 million related to the business unit realignment and $5.2 million related to the plant closures that have been substantially completed are expected to be paid over the next quarter. Severance amounts are generally paid 30-60 days after the employee’s actual departure date or may be deferred until the beginning of the calendar year after their departure date. Other exit-related costs primarily relate to expenses associated with closure and transfer activities occurring in these manufacturing locations.

Note 7. Acquisition

In June 2010, we acquired substantially all of the assets of GTronix Inc. (GTronix), a fabless semiconductor company based in Fremont, California. GTronix’s proprietary analog technology provides very low-power solutions for noise cancellation in mobile applications such as wireless handsets and audio accessories. The acquisition of GTronix’s assets is intended to expand our existing audio portfolio. In addition, GTronix technology has potential for other broader applications in which low-power analog signal processing is important.

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

Note 8. Goodwill

The following table presents goodwill by reportable segments:

(In Millions)	Analog Segment	All Others	Total

Balance at May 30, 2010	$58.8	$7.3	$66.1
Acquisition of GTronix	2.2	—	2.2
Balance at November 28, 2010	$61.0	$7.3	$68.3

Note 9. Debt

Our multicurrency credit agreement with a bank was renewed and amended in October 2010 to provide up to $10 million for multicurrency loans, letters of credit and standby letters of credit. The agreement contains restrictive covenants, conditions and default provisions that require the maintenance of certain financial ratios. As of November 28, 2010, we were in compliance with all financial covenants under the agreement. The agreement will expire in October 2011.

In October 2010, we also amended an existing credit agreement with a bank to extend the due date of our unsecured promissory note denominated in Japanese yen (2,408,750,000). Under the terms of the agreement, the promissory note will become due in November 2013 and all other terms under the agreement remain the same.

In June 2010, we repaid in full the $250.0 million aggregate principal amount of senior floating rate notes that became due June 2010. The total amount of the repayment was $250.3 million, which included the aggregate principal amount outstanding and accrued interest through the repayment date.

Note 10. Income Taxes

Income tax expense of $30.1 million in the second quarter and $67.3 million in the first six months of fiscal 2011 was higher than the $14.4 million in the second quarter and the $22.9 million in the first six months of fiscal 2010 primarily because of higher U.S. income in fiscal 2011 along with discrete tax benefits in fiscal 2010 that did not recur in fiscal 2011. In addition, the income tax expense in the second quarter and the first six months of fiscal 2011 was higher due to the expiration of the federal research and development tax credit in fiscal 2010.

Note 11. Retirement and Pension Plans

Net periodic pension costs for our defined benefit pension plans maintained in the United Kingdom, Germany and Taiwan are presented in the following table:

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Service cost of benefits earned during the period	$0.7	$0.8	$1.4	$1.7
Plan participant contributions	—	(0.2)	—	(0.4)
Interest cost on projected benefit obligation	4.1	4.0	8.0	8.1
Expected return on plan assets	(4.2)	(3.5)	(8.2)	(6.9)
Net amortization and deferral	1.5	1.4	3.0	2.8
Net periodic pension cost	$2.1	$2.5	$4.2	$5.3

Total contributions paid to these plans during fiscal 2011 were $0.4 million in the second quarter and $0.8 million in the first six months. Total contributions paid to these plans during fiscal 2010 were $0.5 million in the second quarter and $1.0 million in the first six months. We currently expect our total fiscal 2011 contribution to these plans to be approximately $6 million.

Note 12. Shareholders’ Equity

Stock Repurchase Programs

During the second quarter and first six months of fiscal 2011, we did not repurchase any shares of our common stock in connection with the $500 million stock repurchase program we announced in June 2007. Under this program, we had a balance of $127.4 million remaining available for future stock repurchases as of November 28, 2010. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

Dividends

We paid cash dividends of $24.0 million ($0.10 per outstanding share of common stock) in the second quarter and a total of $43.1 million in the first six months of fiscal 2011. We paid cash dividends of $18.9 million ($0.08 per outstanding share of common stock) in the second quarter and a total of $37.6 million in the first six months of fiscal 2010.

On December 9, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on January 10, 2011 to shareholders of record at the close of business on December 20, 2010.

Note 13. Share-based Compensation Plans

Stock Option Plans

In fiscal 2011 to date, stock options were granted only from the 2009 Incentive Award Plan (the 2009 Plan), while stock options that were exercised, forfeited and expired represent stock options that were granted under the 2009 Plan and our former equity plans (the 1977 Stock Option Plan, the 2007 Employee Equity Plan (EEP), the 2005 Executive Officer Equity Plan (EOEP) and the Executive Officer Stock Option Plan). The following table summarizes the activity during the first six months of fiscal 2011 of common stock shares related to stock options granted under all of our equity plans (excluding the director stock option plan):

	Number of Shares (In Millions)	Weighted-Average Exercise Price

Outstanding at May 30, 2010	30.9	$15.64
Granted	0.8	$14.57
Exercised	(0.8)	$8.99
Forfeited	(0.4)	$14.63
Expired	(4.2)	$19.53
Outstanding at November 28, 2010	26.3	$15.22

The total intrinsic value of options exercised in fiscal 2011 was $0.8 million in the second quarter and $4.0 million in the first six months. The total intrinsic value of options exercised in fiscal 2010 was $0.5 million in the second quarter and $6.1 million in the first six months. Total unrecognized compensation cost related to stock option grants as of November 28, 2010 was $17.2 million, which is expected to be recognized over a weighted-average period of 2.1 years.

The following table provides additional information about total options outstanding under our stock option plans (excluding the director stock option plan) at November 28, 2010:

	Number of Shares (In Millions)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (In Millions)	Weighted- Average Remaining Contractual Life (In Years)

Fully vested and expected to vest	26.0	$15.25	$31.6	2.5

Currently exercisable	19.3	$15.52	$27.4	1.9

Other Stock Plans

In fiscal 2011 to date, restricted stock shares and restricted stock units were granted from the 2009 Plan, while restricted stock shares and restricted stock units that were vested and forfeited represent restricted stock awards that were granted under the 2009 Plan and the former EEP and restricted stock plan. The following table provides a summary of activity during the first six months of fiscal 2011 for grants of restricted stock not yet vested and restricted stock units under the 2009 Plan, the EEP and the restricted stock plan (excluding units granted with performance based restrictions):

	Number of Shares (In Millions)	Weighted-Average Grant-Date Fair Value

Outstanding at May 30, 2010	3.0	$13.96
Granted	1.6	$13.12
Vested	(0.5)	$14.64
Forfeited	(0.2)	$14.52

Outstanding at November 28, 2010	3.9	$13.50

The total fair value of restricted shares that vested in fiscal 2011 was $5.7 million in the second quarter and $6.3 million in the first six months. The total fair value of restricted shares that vested in fiscal 2010 was $0.6 million in the second quarter and $0.8 million in the first six months. Total unrecognized compensation cost related to non-vested restricted stock shares and restricted stock units outstanding as of November 28, 2010 was $34.8 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Under the director stock plan, we granted 104,626 shares of common stock to our directors in the second quarter and first six months of fiscal 2011. Total unrecognized compensation cost as of November 28, 2010 related to non-vested awards granted under the plan was $1.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.

With respect to performance share units under the EOEP, no shares were issued in July 2010 upon completion of the fourth two-year performance period since minimum performance thresholds were not achieved. Targets for a fifth two-year performance period that were established in July 2009 will be measured after the end of fiscal 2011. Targets for a one-year performance period that were also established in July 2009, were measured after the end of fiscal 2010, but require a two-year vesting period. Targets for a sixth two-year performance period were established in June 2010 and will be measured after the end of fiscal 2012. Total unrecognized compensation cost related to unvested performance share units as of November 28, 2010 was $10.1 million, which is expected to be recognized over a weighted-average period of 0.9 year.

On November 29, 2010, we paid a one-time cash payment of an aggregate of $14.6 million to our executive officers in connection with the special retention incentive program approved by our Compensation Committee in fiscal 2009. To receive the payment, the officer must have been providing services to the company on the payment date. The amount of each cash award was determined based upon the average daily closing price of our common stock for the second quarter of fiscal 2011 ending November 28, 2010, which was $13.06 per share.

Note 14. Segment Information

The following tables present information related to our reportable segments:

(In Millions)	Analog Segment	All Others	Total

Three months ended November 28, 2010:
Sales to unaffiliated customers	$365.4	$25.0	$390.4

Segment income (loss) before taxes	$121.8	$(8.2)	$113.6

Three months ended November 29, 2009:
Sales to unaffiliated customers	$320.7	$23.9	$344.6

Segment income (loss) before taxes	$68.0	$(6.6)	$61.4

Six months ended November 28, 2010:
Sales to unaffiliated customers	$751.0	$51.4	$802.4

Segment income (loss) before taxes	$261.2	$(21.6)	$239.6

Six months ended November 29, 2009:
Sales to unaffiliated customers	$612.6	$46.4	$659.0

Segment income (loss) before taxes	$120.5	$(20.8)	$99.7

In the first quarter of fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit will concentrate its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and were renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units.  The information in the table above for the second quarter and first six months ended November 29, 2009 has been reclassified to present segment information based on the structure of our operating segments in fiscal 2011.

Operating segments that do not meet the criteria of a reportable segment are combined under the category “All Others.” Sales for the category “All Others” include sales of products from non-analog business units that are no longer a part of our core focus, as well as sales generated from foundry and contract service arrangements.

Note 15.  Contingencies — Legal Proceedings

Environmental Matters

We have been named to the National Priorities List for our Santa Clara, California, site and we have completed a remedial investigation/feasibility study with the Regional Water Quality Control Board (RWQCB), acting as an agent for the EPA. We have agreed in principle with the RWQCB on a site remediation plan and we are conducting remediation and cleanup efforts at the site. In addition to the Santa Clara site, we have been designated from time to time as a potentially responsible party (PRP) by international, federal and state agencies for certain environmental sites with which we may have had direct or indirect involvement. These designations are made regardless of the extent of our involvement. These claims are in various stages of administrative or judicial proceedings and include demands for recovery of past governmental costs and for future investigations and remedial actions. In many cases, the dollar amounts of the claims have not been specified, and, claims have been asserted against a number of other entities for the same cost recovery or other relief as is sought from us. We accrue costs associated with environmental matters when they become probable and can be reasonably estimated. The amount of all environmental charges to earnings, including charges for the Santa Clara site remediation, (excluding potential reimbursements from insurance coverage), were not material during the second quarter and first six months of fiscal 2011.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This MD&A contains a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These statements are based on our current expectations and could be affected by the uncertainties and risk factors described throughout this filing and particularly in Part II of Form 10-Q, “Item 1A. Risk Factors” and the “Outlook” section of this MD&A. These statements relate to, among other things, sales, gross margins, operating expenses, capital expenditures, economic and market conditions, research and development efforts, asset dispositions, and acquisitions of and investments in other companies, and are indicated by words or phrases such as “anticipate,” “expect,” “outlook,” “foresee,” “believe,” “could,” “should,” “intend,” “will,” and similar words or phrases. These statements involve risks and uncertainties that could cause actual results to differ materially from expectations. These forward-looking statements should not be relied upon as predictions of future events as we cannot assure you that the events or circumstances reflected in these statements will be achieved or will occur. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part II, Item 1A. of this Form 10-Q and other risks and uncertainties detailed in this and our other reports and filings with the SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q for the period ended November 28, 2010 and in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

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
•

targeting our analog solutions towards emerging areas or applications that can provide further growth on top of our core business (current examples would include LED lighting, renewable energy, portable medical, communications infrastructure, personal mobile devices and automotive);

•	consistently delivering competitive products with superior quality and supply chain execution to our customers, and
•	consistently delivering superior returns on invested capital to our shareholders.

Approximately 94 percent of our net sales in the first six months of fiscal 2011 came from Analog segment products. Beyond the general purpose analog categories defined by the World Semiconductor Trade Statistics (WSTS), we also sell analog subsystems specifically targeted at certain particular markets and applications. Energy efficiency is our overarching theme, and our PowerWise® products enable systems that consume less power, extend battery life and generate less heat. Our leading-edge products include power management circuits and sub-systems, audio and operational amplifiers, communication interface products and data conversion solutions. For more information on our business, see Part I, “Item 1. Business,” in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010.

Critical Accounting Policies and Estimates

We believe the following critical accounting policies are those policies that have a significant effect on the determination of our financial position and results of operations. These policies also require us to make our most difficult and subjective judgments:

a)             Revenue Recognition

We recognize revenue from the sale of semiconductor products upon shipment, provided we have persuasive evidence of an arrangement typically in the form of a purchase order, title and risk of loss have passed to the customer, the amount is fixed or determinable and collection of the revenue is reasonably assured. We record a provision for estimated future returns at the time of shipment. Approximately 70 percent of our semiconductor product sales were made to distributors in the first six months of fiscal 2011, which includes approximately 10 percent of sales made through dairitens (fulfillment service providers) in Japan under local business practices. This compares to approximately 60 percent in the first six months of fiscal 2010, which includes approximately 8 percent of sales made through dairitens in Japan under local business practices.  We have agreements with our distributors that cover various programs, including pricing adjustments based on resale pricing and volume, price protection for inventory and scrap allowances. The revenue we record for these distribution sales is net of estimated provisions for these programs. When determining this net distribution revenue, we must make significant judgments and estimates. Our estimates are based upon historical experience rates by geography and product family, inventory levels in the distribution channel, current economic trends and other related factors. We continuously monitor the claimed allowance against the rates assumed in our estimates of the allowances. Actual distributor claims activity has been materially consistent with the provisions we have made based on our estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Our financial condition and operating results are dependent on our ability to make reliable estimates, and we believe that our estimates are reasonable. However, different judgments or estimates could result in variances that might be significant to our operating results.

Service revenues are recognized as the services are provided or as milestones are achieved, depending on the terms of the arrangement. These revenues are included in net sales and totaled $10.0 million in the first six months of fiscal 2011 and $8.2 million in the first six months of fiscal 2010.

Certain intellectual property income is classified as revenue if it meets specified criteria established by company policy that defines whether it is considered a source of income from our primary operations. These revenues are included in net sales and totaled $0.2 million in the first six months of fiscal 2011 and $1.0 million in the first six months of fiscal 2010. All other intellectual property income that does not meet the specified criteria is not considered a source of income from primary operations and is therefore classified as a component of other operating income, net, in the consolidated statement of income. Intellectual property income is recognized when the license is delivered, the fee is fixed or determinable, collection of the fee is reasonably assured and remaining obligations are perfunctory or inconsequential to the other party.

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

Our impairment evaluation of goodwill is based on comparing the fair value to the carrying value of our reporting units containing goodwill. Our reporting units are based on our operating segments as defined under ASC Topic 280, “Segment Reporting.”  The fair value of a reporting unit is measured at the business unit level using a discounted cash flow approach that incorporates our estimates of future revenues and costs for those business units. As of November 28, 2010 our reporting units containing goodwill include our high speed products, mobile devices power, power products and precision signal path business units, all of which are operating segments within our Analog reportable segment, and our custom solutions business unit which is included in the category “All Others.” Based upon our latest annual impairment assessment of goodwill completed in the fourth quarter of fiscal 2010, we concluded that the fair value of each reporting unit substantially exceeded its carrying value. There have been no significant events or changes in circumstances since our annual assessment nor have there been significant changes in the underlying assumptions we used that would indicate the fair value of our reporting units substantially declined during the first six months of fiscal 2011. The estimates we use in evaluating goodwill are consistent with the plans and estimates that we use to manage the underlying businesses. If we fail to deliver new products for these business units, if the products fail to gain expected market acceptance, or if market conditions for these business units fail to materialize as anticipated, our revenue and cost forecasts may not be achieved and we may incur charges for goodwill impairment, which could be significant and could have a material adverse effect on our results of operations.

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

Overview

We focus on providing leading-edge analog solutions with a large portion of our sales classified within the general purpose analog categories as defined by WSTS. In the first six months of fiscal 2011, approximately 94 percent of our total sales came from our Analog segment. We believe that the success we have achieved in these markets has been driven by our knowledge of the analog markets, our circuit design capabilities and our understanding of electronic systems, especially as they pertain to energy efficiency that is enabled by our products. Our success has also been due to our innovative packaging and proprietary analog process technology, as well as our comprehensive manufacturing and supply chain competence.

Net sales were higher in the second quarter and first six months of fiscal 2011 compared to net sales in the second quarter and first six months of fiscal 2010 due to higher overall demand from customers as the global economy continued to slowly recover. As a result, factory utilization increased to 70 percent in the first six months of fiscal 2011 compared to 46 percent in the first six months of fiscal 2010. Our gross margin percentage was also higher in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010. Our performance in gross margin percentage is primarily attributable to continued improvement in manufacturing efficiencies from higher capacity utilization and benefits from factory consolidation activities that were completed by the end of fiscal 2010. We continue to direct our research and development investments on high-value growth areas in analog markets and applications, with particular focus on power management and energy efficiency where our PowerWise® products enable systems that consume less power, extend battery life and generate less heat.

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

We continued with the dividend program in the second quarter of fiscal 2011, during which time we paid a total of $24.0 million in cash dividends. Through the first six months of fiscal 2011, we paid a total of $43.1 million in cash dividends. On December 9, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on January 10, 2011 to shareholders of record at the close of business on December 20, 2010.

The following table and discussion provide an overview of our operating results for the second quarter and first six months of fiscal 2011 and 2010:

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 28, 2010	% Change	Nov. 29, 2009	Nov. 28, 2010	% Change	Nov. 29, 2009

Net sales	$390.4	13.3%	$344.6	$802.4	21.8%	$659.0

Gross margin	$268.9		$225.0	$560.9		$417.2
As a % of net sales	68.9%		65.3%	69.9%		63.3%

Operating income	$123.5		$74.0	$264.3		$124.2
As a % of net sales	31.6%		21.5%	32.9%		18.8%

Net income	$83.5		$47.0	$172.3		$76.8
As a % of net sales	21.4%		13.6%	21.5%		11.7%

Net income in the second quarter of fiscal 2011 includes a net charge of $6.5 million for severance and restructuring expenses, of which $5.6 million relates to activities associated with the closures of our manufacturing facilities in Texas and China announced in March 2009 and $0.9 million relates to exit activities associated with the realignment of certain product line business units announced in May 2010 (see Note 6 to the Condensed Consolidated Financial Statements). Including these amounts, net income for the first six months of fiscal 2011 includes a total net charge of $16.3 million for severance and restructuring expenses (see Note 6 to the Condensed Consolidated Financial Statements) and a total of $0.1 million for other operating expense, net (see Note 4 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Net income in the second quarter of fiscal 2010 included a net charge of $6.3 million for severance and restructuring expenses related to the planned closures of our manufacturing facilities in Texas and China announced in March 2009, which was offset by a $5.6 million recovery of severance expenses related to the workforce reductions announced in fiscal 2009. The fiscal 2010 second quarter net income also included $1.1 million of other operating expense, net (see Note 4 to the Condensed Consolidated Financial Statements). Including these amounts, net income for the first six months of fiscal 2010 included a total net charge of $6.4 million for severance and restructuring expenses and a total of $0.9 million for other operating income, net (see Note 4 to the Condensed Consolidated Financial Statements). These charges and credits are all pre-tax amounts.

Share-based Compensation Expense

Our operating results include the recognition of share-based compensation expense, which totaled $16.3 million in the second quarter of fiscal 2011 compared to $21.1 million in the second quarter of fiscal 2010 and $30.1 million in the first six months of fiscal 2011 compared to $37.2 million in the first six months of fiscal 2010. Our share-based compensation expense in the second quarter and the first six months of fiscal 2011 was lower compared to the second quarter and the first six months of fiscal 2010 since we granted fewer stock options as part of our annual equity award grant in fiscal 2011, which are subject to accelerated expense associated with employees who are eligible for retirement or expected to be eligible for retirement during the nominal vesting period. Instead, a greater portion of restricted stock units were granted in fiscal 2011. No accelerated expense is associated with restricted stock units since retirement eligible employees do not receive accelerated vesting privileges. In addition, share-based compensation expense in fiscal 2010 contained an incremental $1.7 million charge related to the stock option exchange that occurred in the second quarter of fiscal 2010. No such expense is included in fiscal 2011.

For further information and a description of our share-based compensation plans, see Note 1 and Note 14 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended May 30, 2010. Also see Note 1 and Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q for additional discussion regarding our share-based compensation plans and the effect of share-based compensation expense for the second quarter and first six months of fiscal 2011 and 2010.

Net Sales

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 28, 2010	% Change	Nov. 29, 2009	Nov. 28, 2010	% Change	Nov. 29, 2009

Analog segment	$365.4	13.9%	$320.7	$751.0	22.6%	$612.6
As a % of net sales	93.6%		93.1%	93.6%		93.0%

All others	$25.0	4.6%	$23.9	$51.4	10.8%	$46.4
As a % of net sales	6.4%		6.9%	6.4%		7.0%

Total net sales	$390.4		$344.6	$802.4		$659.0
	100.0%		100.0%	100.0%		100.0%

In the first quarter of fiscal 2011, we combined the activities of the former key market segments group together with certain emerging product lines that were previously a part of two separate power business units to form a new business unit called the strategic growth markets business unit. This business unit concentrates its efforts on selected high-growth emerging markets that represent promising opportunities to the company. The remaining product lines that were previously a part of the former performance power products business unit were combined with the remaining product lines within the infrastructure power business unit and renamed the power products business unit. As a result, the Analog segment now comprises five operating segments which include the high-speed products, mobile devices power, power products, precision signal path and strategic growth markets business units. The information for the second quarter and the first six months of fiscal 2010 has been reclassified to present segment information based on the structure of our operating segments in the second quarter and the first six months of fiscal 2011.

Analog segment sales were higher in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 due to higher overall demand from customers as the global economy continued to slowly recover. Sales of products for the industrial and the communications and networking markets were major contributors to the growth in sales for the second quarter and first six months of fiscal 2011. Unit shipments in our Analog segment were higher by 11 percent in the second quarter and 23 percent in the first six months of fiscal 2011 compared to the volume shipped in the second quarter and first six months of fiscal 2010.  Our blended-average selling prices in our Analog segment were higher by 3 percent in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010, but were essentially flat in the first six months compared to the first six months of fiscal 2010.

For purposes of the following discussion, we have combined as one group the business units whose products fundamentally entail power management technology (mobile devices power, power products and strategic growth markets). Net sales from this group increased by 13 percent in the second quarter and 19 percent in the first six months of fiscal 2011 compared to the corresponding periods of fiscal 2010. Net sales from our high speed products and precision signal path business units in the second quarter of fiscal 2011 compared to the second quarter of fiscal 2010 increased by 26 percent and 7 percent, respectively.  For the first six months of fiscal 2011 compared to the first six months of fiscal 2010, net sales from our high-speed products and precision signal path business units increased by 36 percent and 20 percent, respectively.

For other operating business units included in “All Others,” the increase in sales for the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 was attributable to a higher volume of sales from non-analog business units that are no longer a part of our core focus. The sales from these non-analog business units also include sales generated from foundry and contract service arrangements.

Gross Margin

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 28, 2010	% Change	Nov. 29, 2009	Nov. 28, 2010	% Change	Nov. 29, 2009

Net sales	$390.4	13.3%	$344.6	$802.4	21.8%	$659.0
Cost of sales	121.5	1.6%	119.6	241.5	(0.1)%	241.8
Gross margin	$268.9		$225.0	$560.9		$417.2
As a % of net sales	68.9%		65.3%	69.9%		63.3%

Our gross margin percentage was higher in the second quarter and the first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 due to an increase in factory utilization caused by higher sales and the favorable effect of cost savings from the closures of our manufacturing facilities in both Texas and China, where we ceased production activity during fiscal 2010. Wafer fabrication capacity utilization (based on wafer starts) was 70 percent in the first six months of fiscal 2011 compared to 46 percent in the first six months of fiscal 2010. Product mix within our portfolio of analog products had a positive influence on our performance in gross margin percentage. Blended-average selling prices in our Analog segment were up 3 percent in the second quarter, but were essentially flat in the first six months of fiscal 2011 compared to the corresponding periods of fiscal 2010. Gross margin includes share-based compensation expense of $1.9 million in the second quarter and $3.8 million in the first six months of fiscal 2011 compared to fiscal 2010 which was $2.6 million in the second quarter and $5.8 million in the first six months.

Research and Development

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 28, 2010	% Change	Nov. 29, 2009	Nov. 28, 2010	% Change	Nov. 29, 2009

Research and development	$69.5	1.9%	$68.2	$140.8	5.5%	$133.5
As a % of net sales	17.8%		19.8%	17.5%		20.3%

The increase in research and development expenses in the second quarter and the first six months of fiscal 2011 compared to the second quarter and the first six months of fiscal 2010 primarily reflects higher payroll expenses. Share-based compensation expense included in R&D expense was $4.4 million in the second quarter and $8.3 million in the first six months of fiscal 2011 compared to fiscal 2010 which was $5.1 million in the second quarter and $9.5 million in the first six months. We are continuing to concentrate our research and development spending on analog products and underlying analog capabilities with particular emphasis on circuits that enable greater energy efficiency. We continue to invest in the development of new analog products that can serve applications in a wide variety of end markets such as portable electronics, industrial, communications infrastructure, renewable energy products and medical applications. Because of our focus on markets and applications that require or involve greater energy efficiency, a significant portion of our research and development is directed at power management technology.

Selling, General and Administrative

	Three Months Ended			Six Months Ended
(In Millions)	Nov. 28, 2010	% Change	Nov. 29, 2009	Nov. 28, 2010	% Change	Nov. 29, 2009

Selling, general and administrative	$69.4	(14.3)%	$81.0	$139.4	(9.5)%	$154.0
As a % of net sales	17.8%		23.5%	17.4%		23.4%

We record a charge or credit in selling, general and administrative expenses for the change in the liability associated with the employee deferred compensation plan due to an increase or decrease in the market value of the employees’ corresponding investment assets for the plan. See the discussion of the corresponding gain and loss on the employees’ investment asset described in the paragraph, “Other Non-Operating Income, Net.” SG&A expenses in both the second quarter and first six months of fiscal 2011 includes a charge of $3.7 million due to an increase in the liability related to market fluctuation in the plan’s investment assets in the second quarter. There was no such change in the liability in the first quarter. SG&A expenses in fiscal 2010 included charges of $2.0 million in the second quarter and $5.3 million in the first six months due to increases in the liability related to market fluctuation in the plan’s investment. We believe that excluding the charges or credits relating to changes in the liability associated with the employee deferred compensation plan liability provides a better understanding of the changes in our SG&A expenses that are related to our core operating performance during the relevant fiscal periods. Excluding these amounts, SG&A expenses for fiscal 2011 decreased compared to fiscal 2010 by $13.3 million, or 17 percent, in the second quarter and $13.0 million, or 9 percent, in the first six months.  The decrease in SG&A expense reflects lower payroll and employee compensation expenses and lower share-based compensation expense. Share-based compensation expense included in SG&A expenses was $10.0 million in the second quarter and $18.0 million in the first six months of fiscal 2011 compared to fiscal 2010 which was $13.4 million in the second quarter and $21.9 million in the first six months.

Interest Income

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Interest income	$0.6	$0.4	$1.2	$0.9

The increase in interest income in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 is due to higher average cash balances.

Interest Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Interest expense	$13.8	$15.0	$26.8	$30.7

The decrease in interest expense in the second quarter and first six months of fiscal 2011 compared to the second quarter and first six months of fiscal 2010 is due to lower interest rates and a lower overall debt balance.

Other Non-Operating Income, Net

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Gain on investments	$3.7	$2.0	$3.7	$5.3
Net gain (loss) on derivative instrument in fair value hedge	0.3	—	(2.1)	—
Loss on liquidation of interest rate swap	$(0.7)	$—	$(0.7)	$—
Total other non-operating income, net	$3.3	$2.0	$0.9	$5.3

The gain (loss) on derivative instrument in fair value hedge is a non-cash credit or charge and is related to fair market valuation changes associated with our interest rate swap agreement related to the $250 million senior unsecured notes due April 2015 (see Note 3 to the Condensed Consolidated Financial Statements). In the second quarter and first six months of fiscal 2011, we also recognized a loss in connection with the liquidation of the interest rate swap in September 2010 (see Note 3 to the Condensed Consolidated Financial Statements).

The gain on investments in the second quarter and the first six months of fiscal 2011 and fiscal 2010 reflects an increase in the market value of the investment assets held in a trust for the employee deferred compensation plan. As described in the paragraph, “Selling, General and Administrative,” SG&A expenses for the second quarter and the first six months of fiscal 2011 and 2010 include an offsetting charge pertaining to the corresponding liability.

Income Tax Expense

	Three Months Ended		Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009	Nov. 28, 2010	Nov. 29, 2009

Income tax expense	$30.1	$14.4	$67.3	$22.9
Effective tax rate	26.5%	23.5%	28.1%	23.0%

The effective tax rate was higher in the second quarter and first six months of fiscal 2011 compared to the first quarter and first six months of fiscal 2010 primarily because of higher U.S. income in fiscal 2011 along with discrete tax benefits in the fiscal 2010 rate that did not recur in fiscal 2011. In addition, the effective tax rate in the second quarter and first six months of fiscal 2011 was higher due to the expiration of the federal research and development tax credit in fiscal 2010.

In December 2010, the United States Congress passed the “Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010,” which extends most expiring tax policies for two years. The legislation includes over 70 different provisions in the tax extension bill, including an extension of the federal research and development tax credit through December 31, 2011. As a result, we expect that our income tax provision for the third quarter of fiscal 2011 will include a discrete tax benefit which will reduce our effective tax rate for the quarter.

Liquidity and Capital Resources

	Six Months Ended
(In Millions)	Nov. 28, 2010	Nov. 29, 2009

Net cash provided by operating activities	$167.7	$159.6

Net cash used in investing activities	(49.9)	(20.3)

Net cash used in financing activities	(266.0)	(17.9)

Net change in cash and cash equivalents	$(148.2)	$121.4

The primary factors contributing to the changes in cash and cash equivalents in the first six months of fiscal 2011 and 2010 are described below:

During the first six months of 2011, cash provided by operating activities was generated by net income adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), which was partially offset by the negative effect from changes in working capital components. The negative effect in changes in working capital components was primarily caused by an increase in inventories, combined with a decrease in accounts payable and accrued liabilities. In the first six months of fiscal 2010, cash from operating activities was generated by net income, adjusted for non-cash items (primarily depreciation and amortization, and share-based compensation expense), combined with the positive effect from changes in working capital components.

The primary use of cash for investing activities in the first six months of fiscal 2011 was the purchase of property, plant and equipment of $46.9 million, mainly representing the purchase of machinery and equipment. The primary use of cash for investing activities in the first six months of fiscal 2010 was the purchase of property, plant and equipment of $14.4 million, mainly representing the purchase of machinery and equipment, combined with a net payment of $4.8 million associated with our acquisition of Energy Recommerce Inc. in October 2009.

The primary use of cash for financing activities in the first six months of fiscal 2011 was for the repayment of our $250 million senior notes due June 2010. We also used cash to make payments of $43.1 million for cash dividends and $3.4 million for software license obligations. This amount was partially offset by proceeds of $17.2 million from the issuance of common stock under employee benefit plans and $13.0 million from the liquidation of the interest rate swap agreement related to our $250 million senior unsecured notes due April 2015. The primary use of cash for financing activities in the first six months of fiscal 2010 was for payments of $37.6 million for cash dividends, $31.2 million of principal payments on the bank term loan and $3.2 million for software license obligations. This amount was partially offset by proceeds of $56.7 million from the issuance of common stock under employee benefit plans.

On December 9, 2010, we announced that our Board of Directors declared a cash dividend of $0.10 per outstanding share of common stock, which will be paid on January 10, 2011 to shareholders of record at the close of business on December 20, 2010.

We anticipate that our fiscal 2011 capital expenditures will be higher than the fiscal 2010 amount. We will continue to manage the level of capital expenditures relative to sales levels, capacity utilization and industry business conditions. Although we ceased production activity in both China and Texas by the end of fiscal 2010, activities associated with the closures of those manufacturing facilities, including ongoing expenses for the maintenance of those facilities until they are sold, are expected to continue during fiscal 2011. We also expect exit activities associated with the realignment of certain product line business units to continue into early calendar 2011. Our existing cash and investment balances, together with existing lines of credit and cash generated by operations, should be sufficient to finance the capital investments currently planned for fiscal 2011 and payments related to the plant closures and product line business unit realignment. However, we cannot assure you that if economic conditions were to substantially deteriorate within the next year, we would have adequate financial resources to meet our business requirements.

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

Outlook

Our shipments in the second quarter of fiscal 2011 were lower than in the preceding quarter since new orders decreased in total by 24 percent. Distributors reduced their order rates as lead times shortened and product availability improved in general throughout the supply chain. We also saw some backlog adjustments from selected mobile phone customers. Approximately half of the decrease in new orders was caused by lower turns orders, which are orders received with delivery requested in the same quarter. The remainder of the decline affected our backlog. As a result, our opening 13-week backlog entering the third quarter of fiscal 2011 is lower than at the start of the second quarter of fiscal 2011. We expect seasonally lower build activity by our OEM customers after the holiday season, especially those in the wireless handset and other consumer driven markets. Shipments to distributors are also expected to be lower since we anticipate distributors will experience seasonally lower resales and reduce their inventory levels.

Considering all factors, including those described above and our historical seasonality patterns, we provided guidance for net sales in the third quarter of fiscal 2011 to be down approximately 8 to 12 percent sequentially from the level achieved in our recently completed second quarter of fiscal 2011.  However, if backlog orders are cancelled or if the currently anticipated level of turns orders is less than expected, we may not be able to achieve this level of sales.  In view of the lower demand anticipated in the third quarter of fiscal 2011, we expect our wafer fabrication utilization to run below 60 percent in the third quarter. We anticipate that our gross margin percentage for the third quarter of fiscal 2011 will range from 65 to 67 percent depending on the sales level that we achieve. However, if there are declines in factory utilization or changes in the expected sales level or product mix, our gross margin percentage could be unfavorably affected.

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

Changes in Internal Controls

As part of our efforts to ensure compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, we conduct a continual review of our internal control over financial reporting. The review is an ongoing process and it is possible that we may institute additional or new internal controls over financial reporting as a result of the review. During the second quarter of fiscal 2011, we did not make any changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

As a result of the credit market crisis and other macro-economic challenges affecting the economy of the United States and other parts of the world, customers have modified, delayed and cancelled plans to purchase our products. Consequently, we experienced a significant reduction in order rates during fiscal 2009. Although near-term market conditions have shown some improvement since then, our order rates have not returned to pre-crisis levels as business conditions have fluctuated. Global economic conditions remain uncertain, and it is possible that current conditions could remain or worsen.

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

During the first six months of fiscal 2011, approximately 76 percent of our sales were derived from customers in international markets. We expect that international sales will continue to account for a significant majority of our total revenue in future years. We have manufacturing facilities outside the United States in Scotland and Malaysia. We are subject to the economic and political risks inherent in international operations, including the risks associated with ongoing uncertainties and political and economic instability in many countries around the world. In addition, the management of global operations subjects us to risks associated with legal and regulatory requirements, trade balance issues, currency controls, differences in local business and cultural factors, fluctuations in interest and currency exchange rates, and difficulties in staffing and managing foreign operations.

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

In the first six months of fiscal 2011, our distributors accounted for approximately 70 percent of our sales, which includes approximately 10 percent of sales made through dairitens (fulfillment service providers) in Japan under local business practices. Two of our distributors together accounted for 36 percent of total sales. Distributors typically sell products from several of our competitors along with our products. A significant reduction of effort to sell our products, the termination of our relationship with one or more distributors or distributor cash flow problems or other financial difficulties could reduce our access to certain end-customers and adversely impact our ability to sell our products. The termination of the distributor relationship agreement with a specific distributor could also result in the return of our inventory held by the distributor.

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

We may experience delays in implementing a new enterprise resource planning system.

We recently began a significant initiative to transform National’s mainframe application landscape with a large scale enterprise resource planning (ERP) implementation intended to reduce the risk associated with our existing mainframe systems, simplify our complex information technology landscape to reduce cost of ownership and increase flexibility for evolving business needs. This program will introduce risks to our business operations. For example, implementation of a new ERP system will require significant investment, re-engineering of many processes used to run our business, and the attention of many employees who would otherwise be focused on other aspects of our business. The design and implementation of the new ERP system could also take longer than anticipated, which could result in delays in our ability to realize any anticipated benefits of the new ERP system, as well as additional costs and disruption to our business, and could have a material adverse effect on our cash flows, results of operations and financial condition.

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

We are subject to litigation risks.

All industries, including the semiconductor industry, are subject to legal claims. We are involved in a variety of routine legal matters that arise in the normal course of business. Further discussion of certain specific material legal proceedings in which we are involved is contained in Note 15 to the Condensed Consolidated Financial Statements. We believe it is unlikely that the final outcome of these legal claims will have a material adverse effect on our consolidated financial position or results of operations. However, litigation is inherently uncertain and unpredictable. An unfavorable resolution of any particular legal claim or proceeding could have a material adverse effect on our consolidated financial position or results of operations.

RISK FACTORS RELATED TO OUR DEBT

Increased leverage may harm our financial condition and results of operations.

Our total long term debt at November 28, 2010 was $1.0 billion and it will have important effects on our future operations, including, without limitation:

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

For more information on environmental matters, see Note 15 to the Condensed Consolidated Financial Statements.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)                             During the second quarter of fiscal 2011, we did not make any unregistered sales of our equity securities.

(b)                            The following table summarizes our purchases of our common stock during the second quarter of fiscal 2011:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)

Month # 1:
August 30, 2010 - September 29, 2010	1,573	$12.21	—	$127 million
Month # 2:
September 30, 2010 - October 29, 2010	1,151	$13.04	—	$127 million
Month # 3:
October 30, 2010- November 28, 2010	121,781	$13.30	—	$127 million
Total	124,505		—

(1)  Represents 122,489 shares that were reacquired through the withholding of shares to pay employee tax obligations upon the vesting of restricted stock and 2,016 shares purchased by the rabbi trust utilized by our Deferred Compensation Plan, which permits participants to direct investment of their accounts in our common stock in accordance with their instructions.

(2) No purchases were made under our $500 million stock repurchase program announced in June 2007. As of November 28, 2010, $127 million of the $500 million stock repurchase program remains available for future stock repurchases. We do not have any plans to terminate the program prior to its completion, and there is no expiration date for this repurchase program.

ITEM 6.  EXHIBITS

(a)	Exhibits

10.1	Twelfth Amendment to Credit Agreement (Multicurrency) dated as of October 25, 2010 by and between National Semiconductor Corporation and Bank of America, N.A.

10.2	Third Amended and Restated Credit Agreement dated as of August 22, 1995 as amended and restated as of November 17, 2006 by and between National Semiconductor Corporation and Bank of America, N.A.

10.3	First Amendment to Credit Agreement dated as of October 25, 2010 by and between National Semiconductor Corporation and Bank of America, N.A.

31.1	Rule 13a-14 (a) /15d-14 (a) Certifications.

32.1	Section 1350 Certifications.

101.1	Interactive Data File.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL SEMICONDUCTOR CORPORATION

Date: January 4, 2011	/s/ Jamie E. Samath
Jamie E. Samath Vice President and Corporate Controller Signing on behalf of the registrant and as principal accounting officer